Form 10-K
period 1995-01-29
WILLIAMS SONOMA INC
filed 1995-04-28
CIK 719955

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ______________

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended JANUARY 29, 1995

                         Commission file number 2-83992

                             WILLIAMS-SONOMA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          CALIFORNIA                                                                 94-2203880
(State or Other Jurisdiction of Incorporation or Organization)    (I.R.S. Employer Identification No.)


100 NORTH POINT STREET, SAN FRANCISCO, CA                                              94133
(Address of Principal Executive Offices)                                                (Zip Code)

       Registrant's Telephone Number, Including Area Code  (415) 421-7900

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                              ---     ---

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            ---

    As of April 20, 1995, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $340,965,014.

    As of April 20, 1995, 25,349,327 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the following documents have been incorporated herein by reference:

    1) Registrant's Annual Report to Shareholders for the Fiscal Year ended January 29, 1995 (the "1994 Annual Report") in Parts I, II and IV hereof and attached hereto as Exhibit 13;

    2) Registrant s Proxy Statement for the 1994 Annual Meeting (the "Proxy Statement") in Part III hereof.



                             WILLIAMS-SONOMA, INC.
                            FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED JANUARY 29, 1995




                               TABLE OF CONTENTS


                                               PART  I                                      PAGE

Item   1.      Business                                                                       3

Item   2.      Properties                                                                     6

Item   3.      Legal Proceedings                                                              7

Item   4.      Submission of Matters to a Vote of Security                                    7
               Holders

                                              PART  II

Item   5.      Market for the Registrant's  Common Equity                                     8
               and Related Stockholder Matters

Item   6.      Selected Financial Data                                                        8

Item   7.      Management's Discussion and Analysis of                                        8
               Financial Condition and Results of Operations

Item   8.      Financial Statements and Supplementary Data                                    9

Item   9.      Changes in and Disagreements with Accountants                                  9
               on Accounting and Financial Disclosure

                                              PART  III

Item  10.      Directors and Executive Officers of the                                       10
               Registrant

Item  11.      Executive Compensation                                                        10

Item  12.      Security Ownership of Certain Beneficial                                      10
               Owners and Management

Item  13.      Certain Relationships and Related Transactions                                10

                                              PART  IV

Item  14       Exhibits, Financial Statement Schedules                                       11
               and Reports on Form 8-K

                                    PART  I


ITEM 1.      BUSINESS

Williams-Sonoma, Inc., together with its subsidiaries (the Company), is a national specialty retailer of fine quality cooking and serving equipment, home furnishings and home and garden accessories, which it markets through 214 retail stores and five mail order catalogs. The Company believes that it is one of the country's largest specialty retailers of such equipment, furnishings and accessories. Retail sales accounted for approximately 58% of the Company's net sales during the fiscal year ended January 29, 1995 (Fiscal 1994), while mail order sales accounted for the balance.

The Company offers high quality, home-centered merchandise through five concepts, each of which is focused on a different area of the home:
Williams-Sonoma offers culinary and serving equipment; Pottery Barn features items in casual home furnishings, flatware and table accessories; Hold Everything offers innovative household storage products; Gardener's Eden features home gardening equipment and accessories; and Chambers offers high quality bed and bath products. Together, these concepts help customers satisfy their home-centered needs from the kitchen and garden to the bedroom and bath.

The Company was founded in 1956 in Sonoma, California, by Charles E. Williams, currently Vice Chairman and a director of the Company. Williams-Sonoma was one of the first retailers of fine quality cookware in the United States. Two years later, the Sonoma store was moved to San Francisco. In 1972, the Company began to offer its Williams-Sonoma kitchen products through mail order catalogs. The Company expanded into areas of the home-centered business beyond kitchen products by acquiring: Gardener's Eden, a mail order merchandiser of home gardening equipment and accessories and housewares, in 1982; Pottery Barn, a retailer of home furnishings, accessories and housewares, in 1986; and California Closet Company, Inc., a direct marketer and installer of customized closet systems, in 1990. The Company also internally developed Hold Everything, a retail and mail order merchandiser of innovative household storage products, and Chambers, a mail order merchandiser of high-quality bed and bath products. In August 1994 the Company sold California Closet Company, Inc., which accounted for 2% of sales for the fiscal year ended January 30, 1994 (Fiscal 1993).


MERCHANDISING CONCEPTS

The Company has five merchandising concepts: Williams-Sonoma, Pottery Barn, Hold Everything, Gardener's Eden, and Chambers. The Company believes that these specialty concepts together can fulfill a customer's home-centered needs, from the kitchen and garden to the bedroom and bath.

RETAIL STORES

Three of the Company's five merchandising concepts are marketed through retail stores - Williams-Sonoma, Pottery Barn and Hold Everything. Williams-Sonoma stores offer a wide selection of culinary and serving equipment, including cookware, cookbooks, cutlery, informal dinnerware, glassware and table linen. In addition, these stores carry a variety of quality foods, including a line of Williams-Sonoma food products, such as gourmet coffees and pasta sauces.
Pottery Barn stores feature a large assortment of items in casual home furnishings, flatware and table accessories from around the world that are designed to be combined to create a dynamic look in the home. The Hold Everything concept was developed by the Company to offer innovative solutions to household storage needs by providing efficient organization solutions for every room in the house.

As of January 29, 1995 the Company operated 214 retail stores, located in 26 states and the District of Columbia. This represents 120 Williams-Sonoma, 57 Pottery Barn, 35 Hold Everything, and 2 outlet stores. During Fiscal 1994 the Company opened 11 new large format stores and expanded eight existing store sites to the larger format. The 15 larger format Williams-Sonoma stores are, on average, 31% larger than the average Williams-Sonoma store. The 4 large format Pottery Barn stores are, on average, 100% larger than the average Pottery Barn store. The Company plans 50 new or expanded large-format stores in Fiscal 1995
- -- 33 Williams-Sonoma and 17 Pottery Barn. The Company closed 2 Williams-Sonoma stores, 2 Hold Everything stores and 2 Pottery Barn stores during Fiscal 1994.

MAIL ORDER OPERATIONS

The Company's mail order business began in 1972 when it introduced its flagship catalog, "A Catalog for Cooks," which markets the Williams-Sonoma concept. Since then, it has expanded its mail order business to include the four other concepts - Pottery Barn, Hold Everything, Gardener's Eden and Chambers. The mail order business complements the retail business by building customer awareness of a concept and acting as an effective advertising vehicle. In addition, the Company believes that the mail order catalogs act as a cost efficient means of testing market acceptance of new products.

The Company sends its catalogs to addresses from its proprietary customer list, as well as to names from lists which the Company receives in exchange or rents from other mail order merchandisers, magazines and other companies. In accordance with prevailing industry practice, the Company rents its list to other merchandisers. The Company's customer list is continually updated to include new prospects and eliminate non-responders.

SUPPLIERS

The Company purchases its merchandise from numerous foreign and domestic manufacturers and importers, none of which accounted for more than 5% of purchases during Fiscal 1994. Approximately 38% of the Company's merchandise is foreign-sourced. The primary sources for imported merchandise are located in Europe and Asia. The Company relies on long-standing arrangements with many of its buying agents.

MANAGEMENT INFORMATION SYSTEMS

The Company's management information systems (MIS) are designed to provide its management and other personnel with information necessary to control and manage its business. The Company is planning to expand and upgrade its automatic call directing phone switch in mail order operations which routes customer calls. A significant investment in store systems is planned for 1995, with implementation of enhanced merchandising receiving, electronic mail, time and attendance, and electronic forms modules. Management believes that there will be a reduction in the administrative duties of its store employees, thereby allowing more time for even better customer service.


COMPETITION AND SEASONALITY

The specialty retail business is highly competitive. The Company's specialty retail stores and mail order catalogs compete with other retail stores, including specialty stores and department stores and other mail order catalogs. Certain of the Company's competitors have greater financial, distribution and marketing resources than the Company. The recent substantial sales growth in the mail order catalog industry has encouraged the entry of many new competitors and an increase in competition from established companies. The Company competes on the basis of the quality of its merchandise, service to its customers and its proprietary customer list.

The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and net income have been realized during the period from October through December, and levels of net sales and net income have generally been significantly lower during the period from February through July. The Company believes this is the general pattern associated with the mail order and retail industries. In anticipation of its peak season, the Company hires a substantial number of additional employees in its retail stores and mail order processing and distribution areas, and incurs significant fixed catalog production and mailing costs. (See Quarterly Financial Information on page 24 of the 1994 Annual Report which is incorporated herein by reference).


EMPLOYEES

At January 29, 1995, the Company employed approximately 6,900 persons, approximately 2,100 of whom were full-time employees. During the 1994 peak season, in accordance with its normal hiring practices, the Company hired approximately 3,000 temporary employees in its stores and in its mail order processing and distribution areas.

ITEM  2.     PROPERTIES

The Company's corporate offices are located in three facilities in San Francisco, California, totaling 96,000 square feet under leases expiring in 1996 and 1997. In December 1993 the Company purchased a headquarters building with plans to consolidate the headquarters staff in the spring of 1995. In the fourth quarter of Fiscal 1993 the Company recorded a $3,000,000 reserve for the estimated cost of sub-leasing the leased space before the expiration of the leases. Sales growth experienced in the current year and planned growth in Fiscal 1995 require the Company to retain some of the leased space it planned to vacate. Therefore, in the fourth quarter of Fiscal 1994 the Company reversed $2,000,000 of the lease reserve established in Fiscal 1993.

On April 1, 1994 the Company entered into an agreement with a bank for a $7,000,000 mortgage at LIBOR plus 1.25%. The Company then fixed the mortgage interest rate at 7.8% by entering into an interest rate swap agreement with the bank. The mortgage is secured by the new corporate headquarters building. Interest and principal payments are due quarterly through March 2001.

In July 1984, the Company began distributing its merchandise through a centralized leased facility of approximately 243,000 square feet located in Memphis, Tennessee. In October 1986 an additional 190,000 square feet of distribution center was constructed. The lessor is a partnership consisting of two directors and/or officers of the Company. The construction of the entire facility was financed by the partnership through the aggregate issuance of $2,900,000 of industrial development bonds. The lease, which was amended in October 1986 to include the additional 190,000 square feet of space, had an initial non-cancelable term of ten years expiring on June 30, 1994 with two optional five-year renewals by the Company. In December 1993, the Company exercised the two five-year renewal options and is now obligated to lease the space until June 30, 2004. In addition, the Company is obligated to renew the lease annually so long as the bonds which financed the project are outstanding. Effective July 1, 1994, the fixed basic monthly rent will increase from $46,500 to $51,500. In connection with the December 1993 transaction, both the partnership and the Company provided to an unaffiliated bank an indemnity against certain environmental liabilities.

In August 1990, the Company entered into a lease agreement for an additional 307,000 square feet of distribution space adjacent to its existing Memphis facility. The lessor is a partnership that includes three directors and/or officers of the Company. The construction was financed by the partnership through the sale of $10,550,000 of industrial development bonds. The lease has an initial, non-cancelable term of ten years, with four five-year renewals at the option of the Company, and mandatory annual renewals so long as the bonds are outstanding. In September 1994 this lease was amended to include an approximately 306,000 square-foot expansion. The expansion is currently under construction and is expected to be completed in July 1995. (See Note F of Notes to the Company's Consolidated Financial Statements).

The Company's net selling area totaled approximately 538,000 square feet of leased space at January 29, 1995 for 214 stores. All of the existing stores are leased by the Company with original lease terms ranging from eight to nineteen years, expiring between 1995 and 2009, except for one store with a 49-year lease term extending through 2040. Most leases for the Company's stores provide for contingent rent based upon sales. (See Note E of Notes to the Company's Consolidated Financial Statements).

ITEM  3.     LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the 1994 fiscal year.

                                    PART  II

ITEM  5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is currently traded on the NASDAQ National Market System. Information contained under the caption "Common Stock" on page 24 of the 1994 Annual Report is incorporated herein by reference. The closing sales price of the Company's stock in the NASDAQ National Market System on April 20, 1995 was $19.125.

SHAREHOLDERS

The number of shareholders of record as of April 20, 1995 was approximately 551. This number excludes shareholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

The Company has never declared or paid a cash dividend on its common stock, and the current policy of its Board of Directors is to retain its earnings to finance future growth. In addition, the Company is prohibited from paying cash dividends by certain covenants in its credit agreement and its sublease for its Memphis distribution center.

STOCK SPLITS

In January 1994 the Company declared a 3-for-2 stock split to shareholders of record as of January 28, 1994. The split was effected on February 18, 1994 with the issuance of 5,574,594 additional shares.

In August 1994 the Company declared a 3-for-2 stock split to shareholders of record as of September 7, 1994. The split was effected on September 27, 1994 with the issuance of 8,414,056 additional shares.


ITEM  6.     SELECTED FINANCIAL DATA

Information contained under the caption "Five Year Selected Financial Data" on page 11 of the 1994 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained under the caption "Management's Discussion and Analysis" on pages 12 - 14 of the 1994 Annual Report is incorporated herein by reference.

ITEM  8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are incorporated by reference to pages 15 through 23 of the 1994 Annual Report to Shareholders filed as Exhibit 13.1 to this Annual Report on Form 10-K:



             Independent Auditors' Report

             Consolidated Balance Sheets as of January 29, 1995 and January 30, 1994

             Consolidated Statements of Earnings for the three fiscal years ended January 29, 1995

             Consolidated Statements of Shareholders' Equity for the three fiscal years ended January 29, 1995

             Consolidated Statements of Cash Flows for the three fiscal years ended January 29, 1995

             Notes to Consolidated Financial Statements

The quarterly information contained under the caption "Quarterly Financial Information" on page 24 of the 1994 Annual Report is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                   PART  III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained in the table under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference.

Information contained in the last paragraph under the caption "Voting Securities and Principal Shareholders" on page 4 of the Proxy Statement is incorporated herein by reference.

At each Annual Meeting, directors are elected to serve until the next annual meeting of shareholders or until the election and qualification of their successors. The Company's Bylaws provide for not less than six nor more than eleven directors, the exact number having been fixed by the Board of Directors at ten.

Executive officers of the Company are elected by the Board of Directors at the annual organizational meeting held immediately following the Annual Meeting and serve at the pleasure of the Board. Information contained in the first table under the caption "Information Concerning Executive Officers" on page 8 of the Proxy Statement is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

Information relating to the aggregate cash compensation paid by the Company to each of its five most highly compensated executive officers for the fiscal year ended January 29, 1995, is contained under the caption "Executive Compensation" on pages 9 through 16 of the Proxy Statement and is incorporated herein by reference (except the information contained in the Compensation Committee Report and the Performance Graph).


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Information with respect to those persons known to the Company to be beneficial owners of more than 5% of its common stock as of March 31, 1995, is contained under the caption "Voting Securities and Principal Shareholders" on pages 1 through 4 of the Proxy Statement and is incorporated herein by reference.


b) Information concerning the beneficial ownership of the Company's common stock by its directors, by each executive officer named in the "Summary Compensation Table" set forth on page 9 of the Proxy Statement, and by its directors and officers as a group, as of March 31, 1995, is contained in the tables under the captions "Voting Securities and Principal Shareholders" and "Election of Directors" on pages 1 through 8 of the Proxy Statement and is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is contained under the caption "Certain Transaction" on page 8 of the Proxy Statement and is incorporated herein by reference (see Note F of Notes to Consolidated Financial Statements).

INDEPENDENT AUDITORS' REPORT ON FINANCIAL
  STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Williams-Sonoma, Inc.:

We have audited the consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries as of January 29, 1995 and January 30, 1994, and for each of the three fiscal years in the period ended January 29, 1995, and have issued our report thereon dated March 24, 1995; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Williams-Sonoma, Inc. and subsidiaries listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
San Francisco, California

March 24, 1995

                                    PART  IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Documents filed as part of the Form 10-K: See Item 8 for a list of Financial Statements incorporated herein by reference.

(a)(2)       Financial Statement Schedules

         Description                                                              Page

         Independent Auditors' Report on Financial Statement Schedule              12

         Schedule II Valuation and Qualifying Accounts                             13

         Schedules other than those referred to above have been omitted because they are not required or are not applicable.

(b) Reports on Form 8-K:    No Form 8-K filings were made during the last
    quarter of the fiscal year ended January 29, 1995.

(c) Exhibits:    See Exhibit Index on pages 16 through 19.

                                  SCHEDULE II

                      WILLIAMS-SONOMA, INC. & SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

Column A                                 Column B         Column C         Column D                Column E
- --------                                 --------         --------         --------                --------

                                                         Additions
                                        Balance at       Charged to                               Balance at
                                         Beginning        Costs and                                 End of
Description                              of Period        Expenses          Deductions              Period
- -----------                             ----------       ----------         ----------            ----------
Period Ended January 31, 1993:
Allowance for Doubtful Accounts           $635,000         $256,000         $263,000  (A)          $628,000

Period Ended January 30, 1994:
Allowance for Doubtful Accounts           $628,000        $  42,000         $332,000  (A)          $338,000

Period Ended January 29, 1995:
Allowance for Doubtful Accounts           $338,000        $  14,000         $113,000  (B)          $239,000




(A) Consists of direct write-offs charged against the allowance account during the period.

(B) Includes $4,000 of direct write-offs and $109,000 allowance included in the financial statements of a wholly-owned subsidiary that was sold in August 1994.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                WILLIAMS-SONOMA, INC.


     Date:  April 24, 1995                      By/s/W. Howard Lester
                                                  -------------------
                                                  Chairman and
                                                  Chief Executive Officer


    Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date: April 24, 1995                         /s/W. Howard Lester
                                                  --------------------------
                                                  Chairman
                                                  Chief Executive Officer

     Date: April 24, 1995                         /s/Russell Solt
                                                  --------------------------
                                                  Russell Solt
                                                  Sr. Vice President-Finance
                                                  Principal Financial
                                                     Officer
                                                  Principal Accounting
                                                     Officer

     Date: April 24, 1995                         /s/Charles E. Williams
                                                  --------------------------
                                                  Charles E. Williams
                                                  Vice-Chairman
                                                  Director

     Date: April 24, 1995                         /s/Gary G. Friedman
                                                  --------------------------
                                                  Gary G. Friedman
                                                  Director
                                                  Executive Vice President
                                                  President-Williams-Sonoma
                                                     Division

     Date: April 24, 1995                         /s/Patrick J. Connolly
                                                  --------------------------
                                                  Patrick J. Connolly
                                                  Director
                                                  Sr. Vice President-Mail
                                                  Order

          Date: April 24, 1995                       /s/James A. McMahan
                                                     ---------------------
                                                     James A. McMahan
                                                     Director

          Date: April 24, 1995                       /s/Nathan Bessin
                                                     ---------------------
                                                     Nathan Bessin
                                                     Director

          Date: April 24, 1995                       /s/F. Warren Hellman
                                                     ---------------------
                                                     F. Warren Hellman
                                                     Director

          Date: April 24, 1995                       /s/Millard S. Drexler
                                                     ---------------------
                                                     Millard S. Drexler
                                                     Director

          Date: April 24, 1995                       /s/John Martin
                                                     ---------------------
                                                     John Martin
                                                     Director

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                                    FOR THE
                       FISCAL YEAR ENDED JANUARY 29, 1995

EXHIBIT
NUMBER               EXHIBIT DESCRIPTION                                                 Page

 3.1         Certificate of Amendment of the Restated Articles of Incorporation,
             (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-2 filed with the Commission on June 28, 1990 as amended by amendment number 1 on Form S-2 filed with the Commission on July 17, 1990)

 3.1 A       Restated Articles of Incorporation (incorporated by reference to
             Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended January 31, 1988, as filed with the Commission on April
             29, 1988 (file no. 2-83992))

 3.2 Restated and Amended Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-K for the fiscal year ended January 31, 1988, as filed with Commission on April 29, 1988)

 10.         Material Contracts

 10.1        1983 Incentive Stock Option Plan and Form of Agreement
             (incorporated by reference to Exhibit 10.2 to the Company's
             Registration Statement on Form S-1, as filed with the Commission on May 25, 1983)

 10.1 A      1976 Stock Option Plan and Form of Agreement as amended
             (incorporated by reference to Exhibit 10.20 to the Company's Annual
             Report on Form 10-K for the fiscal year ended January 31, 1993 as filed with the Commission on May 3, 1993)

 10.1 B      1993 Stock Option Plan approved by the Shareholders at the 1993
             Annual Meeting (incorporated by reference to Exhibit 10.22 to the Company's Report on Form 10-Q for the period ended May 2, 1993 as filed with the Commission on June 16, 1993)

 10.2 Warehouse - distribution facility lease dated July 1, 1983 between the Lester-McMahan Partnership as lessor and the Company as lessee
             (incorporated by reference to Exhibit 10.28 to the Company's Report on Form 10-Q for the period ended September 30, 1983, as filed with the Commission on October 14, 1983)



    10.2 A The Amendment, dated December 1, 1985, to the lease for the distribution center, dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor
                (incorporated by reference to Exhibit 10.48 to the Company's
                Report on Form 10-K for the fiscal year ended February 3, 1985, as filed with the Commission on April 26, 1985)

    10.2 B      The Sublease, dated as of August 1, 1990, by and between Hewson-
                Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the period ended October 28, 1990, as filed with the Commission on December
                12, 1990)

    10.2 C      Second Amendment to Lease between the Company and The
                Lester-McMahan Partnership, dated December 1, 1993 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994)

    10.2 D      Second Amendment to Sublease between the Company and
                Hewson-Memphis Partners, dated September 1, 1994 (incorporated by reference to Exhibit 10.38 to the Company's Report on Form
                10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994)

    10.3        The lease for the Company's Corporate Offices at 100 North Point
                Street, San Francisco, California dated January 13, 1986, between the Company as lessee and Northpoint Investors as lessor
                (incorporated by reference to Exhibit 10.49 to the Company's
                Report on Form 10-K for the year ended February 3, 1985, as filed with the Commission on April 26, 1985)

    10.4        Joint Venture Agreement and Trade Name and Trade Mark Licensing
                Agreement, dated May 3, 1988 between the Company and Tokyu
                Department Store Co., Ltd. (incorporated by reference to Exhibit
                10.1 to the Company's Report on Form 10-Q for the period ended
                July 31, 1988, as filed with the Commission on September 15,
                1988)

    10.4 A Stock Purchase Agreement dated as of May 15, 1989, by and between the Company and Tokyu Department Store Co., Ltd.
                (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-2 filed with the Commission on June 28, 1990 as amended by amendment Number 1 on Form S-2 filed with the Commission on July 17, 1990)

    10.5        Williams-Sonoma, Inc. Employee Profit Sharing and Stock
                Incentive Plan effective as of February 1, 1989 (incorporated by reference to Exhibit 4.2 of the Company's Form S-8 (File No.
                33-33693) filed February 22, 1990)



                                       17

    10.5 A      Williams-Sonoma, Inc. Employee Profit Sharing and Stock
                Incentive Plan Trust Agreement, dated September 20, 1989
                (incorporated by reference to Exhibit 4.2 of the Company's Form
                S-8 (File No. 33- 33693) filed February 22, 1990)

    10.5 B      Amendment Number One to the Williams-Sonoma, Inc. Employee
                Profit Sharing and Stock Incentive Plan, dated April 27, 1990
                (incorporated by reference to Exhibit 10.20 to the Company's
                Annual Report on Form 10-K for the fiscal year ended February 3, 1991, as amended by a Form 8 Amendment to Form 10-K, filed with the Commission on July 26, 1991)

    10.5 C      Amendment Number Two to the Williams-Sonoma, Inc. Employee
                Profit Sharing and Stock Incentive Plan, dated December 12, 1990
                (incorporated by reference to Exhibit 10.21 to the Company's
                Annual Report on Form 10-K for the fiscal year ended February 3, 1991, as amended by a Form 8 Amendment to Form 10-K, filed with the Commission on July 26, 1991)

    10.5 D      Amendment Number Three to the Williams-Sonoma, Inc. Employee
                Profit Sharing and Stock Incentive Plan, dated March 10, 1992
                (incorporated by reference to Exhibit 10.21 to the Company's
                Annual Report on Form 10-K for the fiscal year ended January 31, 1993 as filed with the Commission on May 3, 1993)

    10.5 E      Amendment Number Four to the Williams-Sonoma, Inc. Employee
                Profit Sharing and Stock Incentive Plan, dated June 9, 1993
                (incorporated by reference to Exhibit 10.24 to the Company's
                Report on Form 10-Q for the period ended May 2, 1993 as filed with the Commission on June 16, 1993)

    10.6 Indemnity Agreement by the Company in favor of Bank of America, NT & SA, dated December 1, 1993 (incorporated by reference to
                Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994)

    10.6 A Standing Loan Agreement and Deed of Trust between the Company and Bank of America, NT & SA, dated March 9, 1994 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994)

    10.6 B      Master Agreement between the Company and Bank of America, NT &
                SA, dated March 30, 1994  (incorporated by reference to Exhibit
                10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994)


                                                                                   Page
    10.6 C      Amended and Restated Credit Agreement between the Company and
                Bank of America, NT & SA, dated October 13, 1994 (incorporated by reference to Exhibit 10.37 to the Company's Report on Form
                10-Q for the period ended October 30, 1994 as filed with the
                Commission on December 13, 1994)

    10.7        Purchase and Sale Agreement between the Company and Bancroft-
                Whitney, a division of Thomson Legal Publishing, Inc., dated
                December 14, 1993  (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29,
                1994)

    10.8        Stock Purchase Agreement between the Company and Bill Levine, dated August 12, 1994 (incorporated by reference to Exhibit
                10.36 to the Company's Report on Form 10-Q for the period ended
                July 31, 1994 as filed with the Commission on September 13,
                1994)

    11.1        Statement re computation of per share earnings                      20

    13.1        1994 Annual Report to Shareholders                                  22

    21.1        Subsidiaries                                                        42

    23.1        Independent Auditors' Consent                                       44

    24.1        Financial Data Schedule                                             46

                                  EXHIBIT 11.1

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

              EXHIBIT 11.1:     COMPUTATION OF EARNINGS PER SHARE


                                            52 Weeks Ended            52 Weeks Ended            52 Weeks Ended
                                           January 29, 1995          January 30, 1994          January 31, 1993
                                           ----------------          ----------------          ----------------
Net earnings                                  $19,572,000              $11,221,000                $1,799,000
                                              -----------              -----------                ----------

Average shares of common
stock outstanding during
period                                         25,155,000               25,015,000                24,582,000

Incremental shares from
assumed exercise of stock
options (primary)                                 972,000                  479,000                   432,000
                                               ----------               ----------                ----------
                                               26,127,000               25,494,000                25,014,000
                                               ----------               ----------                ----------


Primary earnings per share                          $0.75                    $0.44                     $0.07
                                                    =====                    =====                     =====
Average shares of common
stock outstanding during
period                                         25,155,000               25,015,000                24,999,000

Incremental shares from
assumed exercise of stock
options (fully diluted)                         1,001,000                  539,000                   188,000
                                               ----------               ----------                ----------
                                               26,156,000               25,554,000                25,187,000
                                               ----------               ----------                ----------

Fully diluted earnings per
share                                               $0.75                    $0.44                     $0.07
                                                    =====                    =====                     =====



Note: Amounts are adjusted to reflect the 3-for-2 stock splits in February 1994 and September 1994.

                                  EXHIBIT 13.1

                       1994 ANNUAL REPORT TO SHAREHOLDERS

                EXHIBIT 13.1: 1994 ANNUAL REPORT TO SHAREHOLDERS

                             WILLIAMS-SONOMA, INC.
                               1994 Annual Report

Corporate Profile

            Since 1956, when Chuck Williams opened his first kitchenware store in Sonoma, California, Williams-Sonoma has represented quality and value in products for the home. Today Williams-Sonoma, Inc. embraces five related merchandising concepts: Williams-Sonoma, Gardeners Eden, Pottery Barn, Hold Everything and Chambers. Together, our divisions offer products and services for virtually every home-centered need, from cookware essentials to garden furnishings, from contemporary tableware to storage basics and fine bedding and bath accessories. Our five direct-mail catalogs have an annual mailing of more than 126 million, reaching customers throughout the United States; our three retail businesses operate 214 stores in 26 states and Washington, D.C. A joint venture with Tokyu Department Store continues to give us an effective entree into the Japanese market with twelve stores and a mail order business.


Financial Highlights

                                                           Fiscal              Fiscal
Dollars in thousands except per share amounts               1994                1993
- -------------------------------------------------------------------------------------
Net Sales                                                 $528,543           $410,056

Net Earnings                                              $ 19,572           $ 11,221

Net Earnings per Share                                    $    .75           $    .44

Total Assets                                              $217,878           $167,604

Working Capital                                           $ 49,506           $ 40,405

Shareholders' Equity                                      $118,216           $ 95,311

(1) Per share amounts have been restated to reflect the 3-for-2 stock splits in February 1994 and September 1994.


Five-Year Selected Financial Data

                                           52 WEEKS ENDED    52 WEEKS ENDED   52 WEEKS ENDED   52 WEEKS ENDED  53 WEEKS ENDED
AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES,      JANUARY 29        JANUARY 30       JANUARY 31       FEBRUARY 2      FEBRUARY 3
PER SHARE AMOUNTS AND RETAIL STORES DATA             1995              1994             1993             1992            1991
- -----------------------------------------------------------------------------------------------------------------------------
 Results of Operations
Net sales                                      $528,543           $410,056         $344,944         $312,654        $287,053
Earnings before income taxes                     33,435             19,398            3,048            2,731          19,000
Net earnings                                     19,572             11,221            1,799            1,611          11,210
Primary and fully diluted
  net earnings per share(1)                         .75           $    .44         $    .07         $    .06        $    .47

Financial Position
Working capital                                $ 49,506           $ 40,405         $ 32,909         $ 29,050        $ 40,991
Long-term debt                                    6,781                587              723            1,144           1,643
Total assets                                    217,878            167,604          147,087          138,120         118,240
Shareholders' equity per share
  (book value)(1)                              $   4.70        $      3.80      $      3.34      $      3.25     $      3.13

Catalog Sales
Catalogs mailed in year                         126,833             99,807           94,326           95,618          92,510
Catalog sales growth                               55.0%              23.9%             (.2)%           (3.8)%          23.0%
Catalog sales as percent of total sales            40.8%              33.9%            32.4%            36.0%           40.7%
Number of orders filled during year               2,729              1,921            1,749            1,996           2,146


Retail Stores
Number of stores at year-end                        214                209              213              189             148
Comparable store sales growth                      16.5%              13.8%             2.1%             0.5%            7.8%
Store selling area at year-end (sq. ft.)        537,969            487,883          493,434          433,958         353,627
- -----------------------------------------------------------------------------------------------------------------------------

(1) Per share amounts have been restated to reflect the 3-for-2 stock splits in June 1990, February 1994 and September 1994.


Management's Discussion and Analysis
- ------------------------------------
Net Sales
- ---------
    Net sales consist of the following components:

                              52 Weeks Ended               52 Weeks Ended               52 Weeks Ended
                                  January 29                   January 30                   January 31
Dollars in thousands                    1995     %Total              1994      %Total             1993      %Total
- ------------------------------------------------------------------------------------------------------------------
Catalog sales                     $215,458         41%         $139,038         34%         $112,234        32%
Retail sales                       307,327         58%          260,572         64%          223,490        65%
California Closet revenue            5,758          1%           10,446          2%            9,220         3%
                                ------------       ---       ------------        ---        --------       ----
Total net sales                  $ 528,543        100%         $410,056        100%         $344,944       100%
- -----------------------------------------------------------------------------------------------------------------

    Net sales for Williams-Sonoma, Inc. and subsidiaries (the Company) for the fiscal year ended January 29, 1995 (Fiscal 1994) increased 28.9% compared to net sales for the fiscal year ended January 30,1994 (Fiscal 1993). Net sales for Fiscal 1993 increased 18.9% over net sales for the fiscal year ended January 31, 1993

(Fiscal 1992). In August 1994 the Company sold California Closet Company, Inc., a wholly-owned subsidiary which markets custom home closet systems, primarily through a network of franchise stores. The Company does not expect the sale of this business to significantly impact future net sales.

    Catalog sales in Fiscal 1994 and 1993 increased 55% and 24%, respectively, over those of the previous years. The Pottery Barn catalog was the fastest growing segment of the catalog business during these years and accounted for 42% of the catalog sales growth in Fiscal 1994 and 69% in Fiscal 1993. Most of this growth was the result of altering the merchandise content of the Pottery Barn catalog in Fiscal 1992. The Williams-Sonoma catalog was the next fastest growing segment of the catalog business and accounted for 32% of the catalog sales growth in Fiscal 1994 and 10% in Fiscal 1993. The Company attributes much of the Fiscal 1994 improvement to the new, larger format of the Williams-Sonoma catalog.

    The number of catalogs mailed in Fiscal 1994 and 1993 increased 27% and 6%, respectively, over the previous fiscal years. However, as a result of recent increases in postal rates and higher paper costs, the Company expects to mail fewer catalogs during the fiscal year ending January 28, 1996 (Fiscal 1995) than in Fiscal 1994.


                                                              52 Weeks Ended    52 Weeks Ended    52 Weeks Ended
                                                                  January 29        January 30        January 31
Dollars in thousands                                                    1995              1994              1993
- ----------------------------------------------------------------------------------------------------------------
Retail sales                                                        $307,327          $260,572          $223,490
Total net sales                                                     $528,543          $410,056          $344,944
Growth percentage                                                       17.9%             16.6%             17.2%
Comparable store sales growth                                           16.5%             13.8%             2.10%
                                                                    --------          --------          --------
Number of stores - beginning of year                                     209               213               189
Number of new stores                                                      11                 -                26
Number of closed stores                                                    6                 4                 2
                                                                    --------          --------          --------
Number of stores - end of year                                           214               209               213
Number of remodeled or expanded stores                                     9                 2                 2


    Retail sales in Fiscal 1994 increased 17.9% over retail sales in Fiscal 1993. Comparable store sales increased 16.5% during the same period. Retail sales grew 16.6% in Fiscal 1993 while comparable store sales grew 13.8%. Pottery Barn, with 27% of the store locations in 1994, accounted for 39% and 38% of the retail sales growth in Fiscal 1994 and 1993, respectively.

    In Fiscal 1994 the Company opened 19 (11 new and 8 expanded) large-format stores - 15 Williams-Sonoma and 4 Pottery Barn. The large-format
Williams-Sonoma stores are, on average, 31% larger than the average Williams-Sonoma store, and the large-format Pottery Barn stores are, on average, 100% larger than the average Pottery Barn store. The larger-format stores enable the Company to more clearly display merchandise. The Company plans 50 new or expanded large-format stores in Fiscal 1995 - 33 Williams-Sonoma and 17 Pottery Barn.

    For the purpose of determining comparable store sales, comparable stores are defined as those whose gross square feet did not change by more than 20% in the previous twelve months and which have been open for at least twelve months, and are compared monthly for purposes of this analysis. Under this definition, sales from existing stores recently converted to the larger, more productive format are excluded from the calculation of comparable store sales. Thus, the Company's current plans to convert many of its existing stores to the larger format may temporarily depress comparable store sales growth in Fiscal 1995.

Cost of Goods Sold and Occupancy

    The cost of goods sold and occupancy expense (expressed as a percentage of sales) has steadily declined from 64.0% in Fiscal 1992 to 62.3% in Fiscal 1993 and 59.9% in Fiscal 1994. Seventy percent of the improvement in the expense rate in Fiscal 1994 and 1993 is due to the fact that sales increased at double the rate occupancy costs increased. This disparity is the combined effect of the growth in catalog sales (which have no occupancy expense) outpacing the growth in retail sales and double digit comparable store sales growth (which improved store productivity). The cost of goods sold also improved in Fiscal 1994 and 1993 due to the higher growth rate of catalog sales, which have a higher gross margin, over retail sales.

Selling, General and Administrative

    Selling, general and administrative expense (expressed as a percentage of sales) increased .9 percentage points in Fiscal 1994 to 33.5% due to higher advertising and net shipping expense rates offset by a .5 percentage point decline in the employment expense rate. Selling, general and administrative expense expressed as a percentage of sales declined 2.0 percentage points in Fiscal 1993 to 32.6% from 34.6% in Fiscal 1992. Employment expenses during this period declined 1.1 percentage points and advertising expense declined .9 percentage points.

    The Company currently leases space in three separate buildings in San Francisco, California, for its corporate offices. In December 1993 the Company purchased a headquarters building with plans to consolidate the headquarters staff in the building. In the fourth quarter of fiscal 1993 the Company established a $3,000,000 reserve for the estimated cost of vacating leased office space prior to the expiration of the leases. Sales growth experienced in the current year and planned growth in Fiscal 1995 require the Company to retain some of the leased office space it planned to vacate. Therefore, in the fourth quarter of Fiscal 1994 the company reversed $2,000,000 of the lease reserve established in 1993. In the fourth quarter of Fiscal 1992 the Company established a $1,117,000 store closing reserve related to certain non-performing stores which were closed in Fiscal 1993 and 1994.

Interest Expense

    Average month-end short-term borrowings decreased 28% from $17,931,000 in Fiscal 1993 to $12,977,000 in Fiscal 1994, primarily as a result of transferring short-term borrowings to long-term debt. In December 1993, the Company purchased a new headquarters building with working capital and then secured a seven-year, $7 million, 7.8% mortgage on the building in April 1994. The Company's weighted average interest rate on short-term borrowings increased to 6.3% in Fiscal 1994 from 6.0% in Fiscal 1993. Net interest expense increased $136,000 from the prior year.

    Average month-end short-term borrowings declined 29% from $25,346,000 in Fiscal 1992 to $17,931,000 in Fiscal 1993. The decline in borrowings was a result of improved cash flows from operations and the fact that no new stores were opened in Fiscal 1993. The Company's weighted average interest rate on short-term borrowings was 6.0% in Fiscal 1992 and Fiscal 1993. Net interest expense declined $410,000 from the prior year.

Income Taxes

    The Company's effective rate was 41.5% for Fiscal 1994 - a decrease of .7% from Fiscal 1993. This is a result of lower aggregate state tax rates based on the mix of retail sales and catalog sales in the various states where the Company has sales or conducts business.

Liquidity and Capital Resources

    Cash and working capital at January 29, 1995, increased by $6,724,000 and $9,101,000, respectively, over that at January 30, 1994. Although net income increased significantly, net cash provided by operations in Fiscal 1994 was $7,360,000 less than that in Fiscal 1993. The primary factors are changes in inventories, prepaid catalog expenses and income taxes payable. Higher inventory balances are a result of additional stores, larger-format stores and an overall increase in the level of sales in Fiscal 1994. Sixty percent of the increase in prepaid catalog expenses is due to the timing of payments to a paper vendor, and the remainder is due to the increased size and quantity of the January 1995 catalogs mailed compared to the January 1994 catalogs. During Fiscal 1994 the Company began to purchase paper directly from the manufacturer rather than through the printer. This results in lower total paper costs but a higher prepaid balance because the expenditure is made sooner. Total costs for the January 1995 catalogs increased over the prior year due to a 28% increase in the number of catalogs mailed and an 8% increase in the number of pages. The Company paid approximately $10,000,000 more in income taxes in Fiscal 1994 than in Fiscal 1993. Capital expenditures increased significantly in Fiscal 1994 because the company opened 11 new stores, expanded 8 stores and increased its investment in information systems. Cash flows from financing activities increased $22,472,000 from Fiscal 1993 to Fiscal 1994. This is primarily due to the $7,000,000 mortgage on the new headquarters building (see Note C to Notes to Consolidated Financial Statements), an increase in cash overdrafts and lower bank debt at the beginning of the year, resulting in lower repayments.

    Cash and working capital at January 30, 1994, increased by $7,848,000 and $7,496,000, respectively, over that at January 31, 1993. Net cash provided by operating activities increased from $5,129,000 to $27,467,000 due primarily to a $9,422,000 increase in net earnings, a $5,247,000 increase in accrued expenses and an $8,876,000 increase in taxes payable. Reduced capital expenditures were responsible for the $1,001,000 decline in net cash used in investing activities. Although the Company did not open any new stores in Fiscal 1993, a new headquarters building was purchased. Lower bank borrowings and an increase in repayments were principally responsible for the decline in net cash provided by financing activities.

    The Company leases its stores, distribution center, management information systems and operating equipment. The Company plans to open 35 new large-format stores and expand an additional 15 stores. Store construction and expansion and seasonal inventory requirements will be financed through cash flow from operations, landlord construction allowances and bank debt. The Company has a line-of-credit agreement with a bank that expires July 1, 1996. Fixed obligations consist of debt (see Note C of Notes to Consolidated Financial Statements) and operating leases (see Note E of Notes to Consolidated Financial Statements). The Company plans to fund these fixed obligations with a combination of cash flows from operations and bank debt.

Impact of Inflation

    The impact of inflation on results of operations has not been significant.

Seasonality

    The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and net income have been realized during the period from October through December, and levels of net sales and net income have generally been significantly lower during the period from February through July. The Company believes this is the general pattern associated with the mail order and retail industries. In anticipation of its peak season, the Company hires a substantial number of additional employees in its retail stores and mail order processing and distribution areas, and incurs significant fixed catalog production and mailing costs.


Consolidated Statements of Earnings

                                                                      52 Weeks Ended    52 Weeks Ended    52 Weeks Ended
                                                                          January 29        January 30        January 31
Dollars and shares in thousands, except earnings per share amounts              1995              1994              1993
- ------------------------------------------------------------------------------------------------------------------------
Net sales                                                                   $528,543          $410,056          $344,944
Costs and expenses
    Cost of goods sold and occupancy                                         316,827           255,650           220,836
    Selling, general and administrative                                      176,972           133,835           119,477
    Interest expense - net                                                     1,309             1,173             1,583
                                                                        ------------      ------------      ------------

Earnings before income taxes                                                  33,435            19,398             3,048
Income taxes                                                                  13,863             8,177             1,249
                                                                        ------------      ------------      ------------
Net earnings                                                                $ 19,572          $ 11,221          $  1,799
                                                                        ------------      ------------      ------------

Primary and fully diluted earnings per share                                $    .75          $    .44          $    .07
Average number of common shares outstanding
    Primary                                                                   26,127            25,494            25,014
    Fully diluted                                                             26,156            25,554            25,187
                                                                        ------------      ------------      ------------

See Notes to Consolidated Financial Statements.



Consolidated Statements of Shareholders' Equity


                                                      Common Stock                         Retained
Dollars and shares in thousands                       Shares               Amount          Earnings       Total
- ---------------------------------------------------------------------------------------------------------------
Balance at February 2, 1992                           24,521              $41,338           $38,208    $ 79,546
    Issuance pursuant to stock option plans
       and tax benefit from sale of optioned
       stock by employees                                477                2,195                 -       2,195
    Net earnings                                           -                    -             1,799       1,799
                                                      ------              -------           -------     -------
Balance at January 31, 1993                           24,998               43,533            40,007      83,540
    Issuance pursuant to stock option plans
       and tax benefit from sale of optioned
       stock by employees                                 88                  550                 -         550
    Net earnings                                           -                    -            11,221      11,221
                                                      ------              -------           -------     -------
Balance at January 30, 1994                           25,086               44,083            51,228      95,311
    Issuance pursuant to stock option plans                -                    -                 -           -
       and tax benefit from sale of optioned
       stock by employees                                256                3,333                 -       3,333
    Net earnings                                           -                    -            19,572      19,572
                                                      ------              -------           -------     -------
Balance at January 29, 1995                           25,342              $47,416           $70,800    $118,216
- ---------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.


Consolidated Balance Sheet

                                                                                     January 29    January 30
Dollars in thousands                                                                       1995          1994
- --------------------                                                                       ----          ----
Assets
Current assets
    Cash and cash equivalents                                                          $ 17,481      $ 10,757
    Accounts receivable (less allowance for doubtful
       accounts of $239 and $338)                                                         5,394         3,734
    Merchandise inventories                                                              87,949        70,339
    Prepaid expenses and other assets                                                     5,849         5,156
    Prepaid catalog expenses                                                             11,205         5,718
    Deferred income taxes                                                                   259         2,617
                                                                                    -----------   -----------
       Total current assets                                                             128,137        98,321
Property and equipment - net                                                             79,395        64,076
Investments and other assets (less accumulated amortization
    of $1,000 and $932)                                                                   6,325         2,239
Deferred income taxes                                                                     4,021         2,968
                                                                                    -----------   -----------
                                                                                       $217,878      $167,604
                                                                                    -----------   -----------

Liabilities and Shareholders' Equity
Current liabilities
    Accounts payable                                                                   $ 49,357      $ 28,608
    Accrued expenses                                                                      4,407         6,051
    Accrued salaries and benefits                                                         8,138         7,586
    Income taxes payable                                                                  8,329         9,570
    Current portion of long-term obligations                                                141           132
    Customer deposits                                                                     5,631         3,252
    Other liabilities                                                                     2,628         2,717
                                                                                    -----------   -----------
       Total current liabilities                                                         78,631        57,916
Deferred lease credits                                                                   14,250        13,790
Long-term debt                                                                            6,781           587
Shareholders' equity
    Preferred stock, no par value,
       authorized 7,500,000 shares, none issued
    Common stock, no par value, authorized 126,562,500 shares,
       issued and outstanding 25,342,077 and 25,086,095 shares                           47,416        44,083
    Retained earnings                                                                    70,800        51,228
                                                                                    -----------   -----------
       Total shareholders' equity                                                       118,216        95,311
                                                                                    -----------   -----------
                                                                                       $217,878      $167,604
- -------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.


Consolidated Statements of Cash Flows



                                                               52 Weeks Ended    52 Weeks Ended   52 Weeks Ended
                                                                   January 29        January 30       January 31
Dollars in thousands                                                     1995              1994             1993
- ----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                                        $  19,572          $ 11,221         $  1,799
Adjustments to reconcile net income to net cash provided
       by operating activities:
    Depreciation and amortization                                      11,632            11,190           10,364
    Reserve for California Closet                                           -              (392)          (1,580)
    Store closing reserve                                                (445)             (119)           1,117
    Reserve for termination of corporate headquarters leases           (2,000)            3,000                -
    Amortization of deferred lease incentives                          (1,122)             (988)            (908)
    Change in allowance for doubtful accounts                              10              (290)              (7)
    Change in deferred rents                                              290              (188)           1,346
    Change in deferred income taxes                                     1,305            (2,535)            (848)
    Loss on disposal of assets                                            563               355               11
    Tax benefit from sale of optioned stock by employees                2,167               177              330
Change in:
    Accounts receivable                                                (2,443)              625               62
    Merchandise inventories                                           (18,510)           (7,195)          (2,934)
    Prepaid catalog expenses                                           (5,487)             (809)            (285)
    Prepaid expenses and other assets                                  (3,216)             (271)            (590)
    Accounts payable                                                   14,298              (437)          (6,195)
    Accrued expenses and other liabilities                              4,764             5,247            2,753
    Income taxes payable                                               (1,271)            8,876              694
                                                                    ---------          --------         --------
Net cash provided by operating activities                              20,107            27,467            5,129
                                                                    ---------          --------         --------
Cash flows from investing activities:
    Purchase of property and equipment                                (30,145)          (13,955)         (15,186)
    Other                                                                  87               133              363
                                                                    ---------          --------         --------
Net cash used in investing activities                                 (30,058)          (13,822)         (14,823)
                                                                    ---------          --------         --------
Cash flows from financing activities:
    Change in cash overdrafts                                           7,095             2,699           (1,327)
    Deferred lease incentives                                           1,622               115            3,099
    Borrowings under line of credit                                   120,400            72,500           82,500
    Repayments under line of credit                                  (120,400)          (81,200)         (75,900)
    Proceeds from issuance of long-term debt                            7,000                 -                -
    Repayments of long-term debt                                         (208)             (284)            (421)
    Proceeds from exercise of stock options                             1,166               373            1,865
                                                                    ---------          --------         --------
Net cash provided by (used in) financing activities                    16,675            (5,797)           9,816
                                                                    ---------          --------         --------
Net increase in cash and cash equivalents                               6,724             7,848              122
Cash and cash equivalents at beginning of year                         10,757             2,909            2,787
Cash and cash equivalents at end of year                            $  17,481          $ 10,757         $  2,909
                                                                    ---------          --------         --------


In a non-cash transaction, the Company received a $2,100,000 note as partial proceeds from the sale of a subsidiary.

Notes to Consolidated Financial Statements

Note A
Summary of Significant Accounting Policies

The Company and its subsidiaries are specialty retailers of fine quality cooking and serving equipment and other selected household products, which are marketed primarily through retail stores and mail-order catalogs. These consolidated financial statements include Williams-Sonoma, Inc. and its subsidiaries. Significant inter-company transactions and accounts have been eliminated.

    Cash equivalents consist of short-term investments with original maturities of 90 days or less.

    Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market.

    Prepaid catalog expenses consist of the cost to produce, print and distribute catalogs. Such costs are amortized over the expected sales life of each catalog. Typically, over 90% of the cost of a catalog is amortized in the first four months.

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets ranging from 3 to 39 years. Amortization of improvements to leased properties is based upon the term of the applicable lease or the estimated useful lives of such assets, whichever is shorter.

    Investments and other assets include lease rights and interests acquired from the Pottery Barn, which are being amortized over the life of the respective leases which range from 5 to 14 years, non-current receivables, and long-term deposits.

    Deferred lease incentives include construction allowances received from landlords, which are amortized on a straight-line basis over the initial lease term. For leases which contain fixed escalations of the minimum annual lease payment during the original term of the lease, the Company recognizes rental expense on a straight-line basis and records the difference between rent expense and the amount currently payable as deferred lease incentives.

    Effective February 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). The cumulative effect of adopting SFAS 109 in Fiscal 1993 did not have an impact on the financial position of the Company. SFAS 109 requires the Company to compute deferred income taxes on the difference between the financial statement and tax basis of the assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

    Primary and fully diluted earnings per share were computed based on the weighted average number of common shares outstanding during the year plus common stock equivalents consisting of shares subject to stock options. Earnings per share, number of shares and stock options for all periods have been restated to reflect a 3-for-2 stock split in February 1994 and September 1994.

    Certain items in the prior years' consolidated financial statements have been reclassified to conform to the Fiscal 1994 presentation.


Note B

Property and Equipment

Property and equipment consist of the following:

                                                                 January 29   January 30
Dollars in thousands                                                1995         1994
- ----------------------------------------------------------------------------------------
Land and buildings                                                $  8,041    $  8,874
Leasehold improvements                                              69,474      60,960
Fixtures and equipment                                              45,008      35,985
Property under capital leases                                            -       1,663
Construction in progress                                             8,104       1,955
                                                                  ---------    --------
                                                                   130,627     109,437
Less accumulated depreciation and amortization                      51,232      45,361
                                                                  ---------    --------
Total property and equipment - net                                $ 79,395    $ 64,076
                                                                  ---------    --------




Note C

Borrowing Arrangements

Long-term debt consists of the following:

                                                                        January 29   January 30
Dollars in thousands                                                          1995         1994
- -------------------------------------------------------------------------------------------------------
Revenue bond payable                                                             -   $      597
Obligations under capital leases                                                 -          102
Other                                                                            -           20
Mortgage                                                              $      6,922            -
                                                                      ------------   ----------
                                                                             6,922          719
Less current maturities                                                        141          132
                                                                      ------------   ----------
Total long-term debt                                                  $      6,781   $      587
                                                                      ------------   ----------


The Company's credit agreement provides for an available credit facility which permits line of credit borrowings at either the Bank's Reference Rate or the Offshore Rate plus .875%. The amount available under the line of credit varies during the business year from $45,000,000 to $65,000,000. At January 29, 1995, there was $45,000,000 available under the revolving line of credit. This facility expires July 1, 1996. At January 29, 1995, the Company had no borrowings under the line of credit. Additionally, the credit agreement provides for $25,000,000 for letters of credit, of which approximately $9,708,000 were outstanding at January 29, 1995. The agreement contains certain restrictive loan covenants, including current and debt-to-equity ratios, minimum tangible net worth, minimum net income, restrictions on capital expenditures and a prohibition on payment of cash dividends. The Company was in compliance with these covenants at January 29, 1995.

    Interest expense was $1,509,000, $1,210,000 and $1,636,000 for Fiscal 1994,
1993 and 1992, respectively.

    Interest paid was $1,505,000, $1,198,000 and $1,685,000 for Fiscal 1994,
1993 and 1992, respectively.

    Accounts payable at January 29, 1995, and January 30, 1994, includes cash overdrafts of $16,736,000 and $9,641,000, respectively, for checks issued and not presented to the bank for payment.

    On April 1, 1994, the Company entered into an agreement with a bank for a $7,000,000 mortgage at LIBOR plus 1.25%. The Company then fixed the mortgage interest rate at 7.8% for the full term by entering into an interest rate swap agreement with the bank. Interest and principal payments are due quarterly through March 2001. The mortgage is secured by the new corporate headquarters building purchased by the Company in December 1993.


Note D

Income Taxes

The provision for income taxes consists of the following:
                                                               52 Weeks Ended    52 Weeks Ended    52 Weeks Ended
                                                                   January 29        January 30        January 31
Dollars in thousands                                                     1995              1994              1993
- -----------------------------------------------------------------------------------------------------------------
Current payable
    Federal                                                      $     10,910      $      7,467       $     1,571
    State                                                               1,648             3,245               458
                                                                 ------------      ------------       -----------
                                                                       12,558            10,712             2,029
Deferred
    Federal                                                             1,067            (1,534)             (613)
    State                                                                 238            (1,001)             (167)
                                                                 ------------      ------------       -----------
                                                                        1,305            (2,535)             (780)
                                                                 ------------      ------------       -----------
                                                                 $     13,863      $      8,177       $     1,249
                                                                 ------------      ------------       -----------


Notes to Consolidated Financial Statements

Income taxes paid were $11,535,000, $1,962,000 and $1,335,000 for Fiscal 1994,
1993 and 1992, respectively. A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:


                                                                   52 Weeks Ended    52 Weeks Ended    52 Weeks Ended
                                                                     January 29        January 30        January 31
                                                                        1995              1994              1993
- ----------------------------------------------------------------------------------------------------------------------------
Federal income taxes at the statutory rate                              35.0%             35.0%             34.0%
State income tax rate, less federal benefit                              5.9               6.2               7.0
Other                                                                     .6               1.0                 -
                                                                        ----              ----              ----
                                                                        41.5%             42.2%             41.0%

Significant components of the Company's deferred tax accounts are as follows:

                                               January 29, 1995                                   January 30, 1994
Dollars in thousands            Deferred Tax Assets      Deferred Tax Liabilities    Deferred Tax Assets    Deferred Tax Liabilities
- ------------------------------------------------------------------------------------------------------------------------------------
Current:
    Compensation                      $ 1,195                        -                    $1,015                           -
    Inventory                           2,315                        -                     1,503                           -
    Reserves                              695                        -                     1,903                           -
    Other                                 713                   $   82                       685                      $   87
    Deferred catalog costs                  -                    4,577                         -                       2,402
                                      -------                   ------                    ------                      ------
       Total current                    4,918                    4,659                     5,106                       2,489
                                      =======                   ======                    ======                      ======

Non-current:
    Depreciation                        4,495                        -                     3,052                           -
    Deferred rent                         859                        -                       935                           -
    Deferred lease incentive                -                    1,333                         -                       1,019
    Capital loss                        5,160                        -                         -                           -
    Valuation allowance                (5,160)                       -                         -                           -
                                      -------                   ------                    ------                      ------
       Total non-current                5,354                    1,333                     3,987                       1,019
                                      -------                   ------                    ------                      ------
       Total                          $10,272                   $5,992                    $9,093                      $3,508
                                      =======                   ======                    ======                      ======

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has established a valuation allowance as of January 29, 1995 due to the uncertainty of realizing future tax benefits from its capital loss carryforwards.

Note E
Leases

The Company leases store locations and its warehouses and certain equipment under operating leases for original terms ranging from 3 to 25 years extending through 2015, except for one store lease with a 49-year term extending through 2040. Most store leases require the payment of minimum rentals against percentage rentals based on store sales. Certain leases contain renewal options for periods of up to 20 years.

      In December 1993 the Company purchased a headquarters building with plans to consolidate the headquarters staff in the building. In the fourth quarter of fiscal 1993 the Company established a $3,000,000 reserve for the estimated cost of vacating leased office space prior to the expiration of the leases. Sales growth experienced in the current year and planned growth in Fiscal 1995 require the Company to retain some of the leased office space it planned to sublease. Therefore, in the fourth quarter of Fiscal 1994 the Company reversed $2,000,000 of the lease reserve established in 1993.

Total rental expense for all operating leases was as follows:

                                        52 Weeks Ended       52 Weeks Ended    52 Weeks Ended
                                          January 29           January 30        January 31
Dollars in thousands                        1995                  1994             1993
- ---------------------------------------------------------------------------------------------
Minimum rent expense                      $21,766               $20,812           $19,321
Contingent rent expense                     2,407                 1,230               815
                                          -------               -------           -------
Total rent expense                        $24,173               $22,042           $20,136
                                          -------               -------           -------

The aggregate minimum annual rental payments under non-cancelable operating leases in effect at January 29, 1995, were as follows:

Dollars in thousands
- --------------------
Fiscal 1995                                       $ 27,100
Fiscal 1996                                         24,736
Fiscal 1997                                         20,519
Fiscal 1998                                         18,935
Fiscal 1999                                         17,433
Later years                                         79,042
                                                  ---------
Total minimum lease commitment                    $187,765
                                                  ---------
                                                  ---------


Note F
Related Party Lease Transactions

The Company's warehouse and distribution center is located in Memphis, Tennessee, and leased from two partnerships whose partners include directors, executive officers and/or significant shareholders of the Company. The distribution center consists of two separate facilities -- one for mail order operations and one for retail store operations.

Mail Order Operating Facility

In July 1983, the Company entered into an agreement to lease a 243,000-square-foot distribution center. The lessor is a partnership comprised of W. Howard Lester, chairman, chief executive officer and significant shareholder of the Company, and James A. McMahan, a director and significant shareholder of the Company and member of the Compensation Committee. The partnership financed the construction through the sale of $6,300,000 principal amount of industrial development bonds due June 2008. The lease had an initial, non-cancelable term of ten years expiring on June 30, 1994, with two optional five-year renewals by the Company. In December 1985, the partnership financed the construction of an additional 190,000 square feet of space through the sale of $2,900,000 principal amount of industrial development bonds due 2010. The Company's lease with the partnership was amended to include additional rent plus interest on the new bonds for the same lease term as the original lease. In December 1993, the Company exercised the two five-year renewal options and is now obligated to lease the space until June 30, 2004. Effective July 1, 1994, the fixed basic monthly rent is $51,500. Rental payments consist of the basic monthly rent, plus interest on the bonds (a floating rate equal to 55% of the prime rate of a designated bank), applicable taxes, insurance and maintenance expenses. In connection with the December 1993 transaction, both the partnership and the Company provided to an unaffiliated bank an indemnity against certain environmental liabilities.

Retail Store Operating Facility

In August 1990, the Company entered into a separate agreement to lease a second distribution center, consisting of approximately 307,000 square feet adjacent to the existing distribution center in Memphis, Tennessee. The lessor is a partnership that includes Messrs. Lester, McMahan and Robert K. Earley, senior vice president of distribution. The partnership financed the construction of the distribution center through the sale of $10,500,000, 10.36% principal amount of industrial development bonds due in August 2015.

Notes to Consolidated Financial Statements, continued

    In September 1994, this lease was amended to include an approximately 306,000-square-foot expansion of the facility. The expansion is currently under construction and expected to be completed in July 1995. The lessor is financing the construction of the expansion through a $500,000 capital contribution from its partners and the sale of $12,500,000, 9.01% principal amount of industrial development bonds due in August 2015. The amended lease has an initial, non-cancelable term of 15 years beginning in August 1991 and ending in July 2006, with three optional five-year renewals. Rentals (including interest on the bonds, sinking fund payments, and fees) for the primary term are payable at an average rate of $623,895 per quarter plus applicable taxes, insurance and maintenance expenses.

    Both facilities (including the 1994 expansion) are constructed to the Company's specifications. After the option periods, the Company is obligated to renew each lease annually so long as the bonds which financed the specific projects remain outstanding. The facility leases qualify as operating leases for accounting purposes. The Company believes that the facility leases are on terms no less favorable than the Company could have obtained from third parties in arm's-length transactions.

Note G
Stock Options

The Company's 1993 Stock Option Plan (the 1993 Plan), which provides for grants of incentive and non-qualified stock options up to an aggregate of 2,250,000 shares, was approved and adopted in 1993. The 1993 Plan replaces the 1976 non-qualified plan which was terminated and the 1983 Incentive Stock Option Plan, which expired on March 27, 1993. Options granted under the 1976 and 1983 Plans remain in force until they are exercised or expire. All incentive stock option grants made under the 1993 Plan have a maximum term of ten years, except those issued to 10% shareholders which have a term of five years. The exercise price of all incentive stock options shall be 100% of the fair market value of the stock at the option grant date or 110% for a 10% shareholder. The exercise price for non-qualified options shall not be less than 75% of the fair market value of the stock at the option grant date.

    Total options exercisable in all plans were 500,605 and 484,713 as of January 29, 1995, and January 30, 1994, respectively.

    The following table reflects the activity under the Company's stock option plans:


                                       Options                          Average Price Per Share
                      1993 Plan  1983 Plan  1976 Plan      Total  1993 Plan  1983 Plan  1976 Plan   Total
- ---------------------------------------------------------------------------------------------------------
Balance at
February 2, 1992              -    540,294    177,075    717,369          -      $5.32    $  4.21  $ 5.04
    Granted                   -    127,778    313,200    440,978          -       5.11       5.23    5.19
    Exercised                 -     39,152          -     39,152          -       3.37          -    3.37
    Canceled                  -     92,588    123,075    215,663          -       7.02       5.31    6.05
- ---------------------------------------------------------------------------------------------------------
Balance at
January 31, 1993              -    536,332    367,200    903,532          -       5.12       4.71    4.95
    Granted             587,365          -    135,000    722,365     $ 9.99          -       5.28    9.11
    Exercised                 -     81,484      6,750     88,234          -       4.14       5.89    4.27
    Canceled              8,325     47,633          -     55,958       7.11       5.77          -    5.97
- ---------------------------------------------------------------------------------------------------------
Balance at
January 30, 1994        579,040    407,215    495,450  1,481,705      10.04       5.24       4.85    6.98
    Granted             279,075          -          -    279,075      21.84          -          -   21.84
    Exercised            14,985    159,910     81,250    256,145       7.11       4.37       4.48    4.57
    Canceled              7,067      3,564          -     10,631      11.38       9.99          -   10.91
- ---------------------------------------------------------------------------------------------------------
Balance at
January 29, 1995        836,063    243,741    414,200  1,494,004     $14.02      $5.75    $  4.92  $10.14

Note H
Employee Profit Sharing and Stock Incentive Plan

In Fiscal 1989, the Company established a defined contribution retirement plan, which is qualified under the Internal Revenue Code 401(a) and 401(k), for eligible employees. The amount of the annual profit sharing contribution is determined by the Board of Directors subject to limitations based upon resolutions adopted by the directors.

    The plan permits employees to make salary deferral contributions in accordance with Internal Revenue Code Section 401(k) regulations. The fund options were determined by the Administrative Committee and represent a money market reserve fund, a balanced mutual fund portfolio and Williams-Sonoma, Inc. stock. The Company matches a portion of the employee's contributions invested in Williams-Sonoma, Inc. stock under a predetermined formula. The Company's contributions under this plan vest on behalf of the employee over a five-year period.

    The Company's contributions to the plan for Fiscal 1994, 1993 and 1992 were $770,000, $602,000 and $242,000, respectively.

Note I
Estimated Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the estimated fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable, investments, accounts payable and debt approximates their estimated fair values at January 29, 1995, and January 30, 1994.

                                                Deloitte & Touche LLP

Independent Auditors' Report

To the Board of Directors and the Shareholders of Williams-Sonoma, Inc.:

We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the Company) as of January 29, 1995, and January 30, 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years ending January 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of January 29, 1995, and January 30, 1994, and the results of its operations and its cash flows for each of the three fiscal years ending January 29, 1995, in conformity with generally accepted accounting principles.

       As discussed in Note A of the consolidated financial statements, effective February 1, 1993, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.


                                               Deloitte & Touche LLP
                                               San Francisco, California
                                               March 24, 1995

Quarterly Financial Information

Fiscal 1994, dollars in thousands                 Quarter Ended    Quarter Ended   Quarter Ended   Quarter Ended
except per share amounts                                  May 1          July 31      October 30      January 29
- ----------------------------------------------------------------------------------------------------------------
Net sales                                              $102,842         $108,014        $113,443        $204,244
Gross profit                                             39,390           40,858          42,984          88,484
Earnings before income taxes                              3,082            3,669           3,928          22,756
                                                       --------         --------        --------        --------
Net earnings                                              1,788            2,124           2,282          13,378
                                                       --------         --------        --------        --------
Primary and fully diluted
    earnings per share(1)                              $    .07         $    .08        $    .09        $    .51

Note: The fourth quarter ended January 29, 1995, includes an after-tax credit to net earnings of $1,170,000 (.04 per share) related to the reserve established in Fiscal 1993 for the cost of vacating the headquarters buildings prior to termination of the leases. (See Management's Discussion and Analysis -- Selling, General and Administrative.)

Fiscal 1993, dollars in thousands             Quarter Ended   Quarter Ended   Quarter Ended  Quarter Ended
except per share amounts                              May 2        August 1      October 31     January 30
- ----------------------------------------------------------------------------------------------------------
Net sales                                           $76,197         $81,951         $89,189       $162,719
Gross profit                                         26,642          27,369          32,492         67,903
Earnings (loss) before income taxes                  (1,193)           (801)          1,600         19,792
                                                    -------         -------         -------       --------
Net earnings (loss)                                    (704)           (471)            948         11,448
                                                    -------         -------         -------       --------
Primary and fully diluted
    earnings (loss) per share(1)                    $  (.03)        $  (.02)        $   .04       $    .45

Note: The fourth quarter ended January 30, 1994, includes an after-tax charge to net earnings of $1,740,000 ($.07 per share) related to the cost of vacating the headquarters buildings prior to the termination of the leases. (See Management's Discussion and Analysis -- Selling, General and Administrative.)

(1) These amounts have been restated to reflect the 3-for-2 stock splits in February 1994 and September 1994.

Common Stock

Williams-Sonoma's common stock is traded on the Over-The-Counter Market under the NASDAQ symbol WSGC. The following table sets forth the high and low closing sales prices in the NASDAQ National Market System for the periods indicated.

       On March 31, 1995, there were 541 shareholders of record, excluding shareholders whose stock is held in nominee or street name by brokers. The Company's present policy is to retain its earnings to finance future growth, and it does not intend to pay cash dividends. In addition, the Company's bank line of credit prohibits payment of cash dividends (see Note C of Notes to Consolidated Financial Statements).

Fiscal 1994 (1)                      High     Low
- ---------------------------------------------------
1st Quarter                         26 1/4   15 3/4
2nd Quarter                         23 7/8   18 3/4
3rd Quarter                         34 1/2   21 3/8
4th Quarter                         34 3/4   23 7/8


Fiscal 1993 (1)                       High   Low
- --------------------------------------------------
1st Quarter                          6 1/4   4 5/8
2nd Quarter                              8       6
3rd Quarter                         12 1/4   7 1/2
4th Quarter                         18 3/8  12 1/2

(1) These amounts have been restated to reflect the 3-for-2 stock splits in February 1994 and September 1994.

                                 EXHIBIT 21.1

                 SUBSIDIARIES OF WILLIAMS-SONOMA, INC. AS OF
                      FISCAL YEAR ENDED JANUARY 29, 1995

             EXHIBIT 22.1:    SUBSIDIARIES OF WILLIAMS-SONOMA, INC.
                     AS OF FISCAL YEAR END JANUARY 29, 1995


Subsidiary Name                                    State/Date of Incorporation
- ---------------                                    ---------------------------
Williams-Sonoma Stores, Inc.                       California, October 29, 1984


Gardener's Eden, Inc.                              California, October 29, 1984


The Pottery Barn East, Inc.                        California, August 18, 1986


Hold Everything, Inc.                              California, September 30, 1986

                                  EXHIBIT 23.1

                         INDEPENDENT AUDITORS' CONSENT

                  EXHIBIT 23.1: INDEPENDENT AUDITORS' CONSENT


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 2-89801, No. 33-28490, No. 33-33693 and No. 33-65656 on Form S-8 of
Williams-Sonoma, Inc. of our reports dated March 24, 1995, appearing in and incorporated by reference in the Annual Report on Form 10-K of Williams-Sonoma, Inc. for the fiscal year ended January 29, 1995.

DELOITTE & TOUCH LLP
San Francisco, California

April 26, 1995