Form 10-Q
period 1995-04-30
WILLIAMS SONOMA INC
filed 1995-06-13
CIK 719955

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  April 30, 1995.
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ________________  to   _______________

                        Commission file number 2-83992

                             WILLIAMS-SONOMA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                            California                                                  94-2203880
(State or Other Jurisdiction of Incorporation or Organization)             (I.R.S. Employer Identification No.)


3250 Van Ness Avenue, San Francisco, CA                                          94109
(Address of Principal Executive Offices)                                       (Zip Code)

       Registrant's Telephone Number, Including Area Code  (415) 421-7900

           100 North Point Street, San Francisco, California 94133
__________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

    Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes X    No _______

    As of May 25, 1995, 25,361,727 shares of the Registrant's Common Stock were outstanding.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                  (Unaudited)



                                                           April 30,      January 29,         May 1,
                                                              1995           1995              1994
                                                              ----           ----              ----
ASSETS
Current assets:
  Cash and cash equivalents                                 $  5,897         $ 17,481         $  5,258
  Accounts receivable                                          6,316            5,394            4,307
  Merchandise inventories                                    105,923           87,949           78,339
  Prepaid expenses and other assets                            9,567            5,849            6,719
  Prepaid catalog expenses                                    12,459           11,205            9,563
  Deferred income taxes                                          259              259            2,617
                                                            --------         --------         --------
    Total current assets                                     140,421          128,137          106,803

Deferred income taxes                                          4,021            4,021            2,968
Investments and other assets                                   6,272            6,325            2,196
Property and equipment (net)                                  87,155           79,395           62,053
                                                            --------         --------          ------
                                                            $237,869         $217,878         $174,020
                                                            ========         ========         ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $ 36,075         $ 49,357         $ 27,028
  Accrued expenses                                             5,280            4,407            6,168
  Accrued salaries and benefits                                7,986            8,138            6,378
  Line of credit                                              40,000                -            8,400
  Current portion of long-term debt                              141              141              184
  Customer deposits                                            5,713            5,631            3,840
  Other liabilities                                            2,506            2,628            2,755
  Income taxes payable                                             -            8,329            1,173
                                                            --------         --------         --------
    Total current liabilities                                 97,701           78,631           55,926

Deferred lease credits                                        15,494           14,250           13,452
Long-term debt                                                 6,749            6,781            7,451
Shareholders' equity                                         117,925          118,216           97,191
                                                            --------         --------         --------
                                                            $237,869         $217,878         $174,020
                                                            ========         ========         ========



           See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)


                                                                   Thirteen Weeks Ended
                                                                April 30,         May 1,
                                                                  1995             1994
                                                                  ----             ----
Net sales                                                       $118,160         $102,842


Costs and expenses:
  Cost of goods sold and occupancy                                73,778           63,452
  Selling, general and administrative                             44,584           36,145
                                                                  ------           ------
     Total costs and expenses                                    118,362           99,597
                                                                 -------           ------


       Earnings  from operations                                    (202)           3,245

Interest expense (net)                                               350              163
                                                                     ---              ---

       Earnings (loss) before income taxes                          (552)           3,082

Income taxes                                                        (226)           1,294
                                                                   -----            -----

        Net earnings (loss)                                      $  (326)          $1,788
                                                                 =======           ======



Earnings (loss) per share:
        Primary                                                   $(0.01)            $.07
        Fully diluted                                             $(0.01)            $.07

Average number of common shares outstanding:
        Primary                                                   26,181           26,065
        Fully diluted                                             26,181           26,111





  Note: 1994 shares and per share amounts have been restated to reflect the 3-for-2 stock split in September 1994.

           See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                       Thirteen Weeks Ended
                                                                     April 30,        May 1,
                                                                       1995            1994
                                                                       ----            ----
Cash flows from operating activities:
  Net earnings (loss)                                               $   (326)       $  1,788
  Adjustments to reconcile net earnings (loss)
  to net cash used in operating activities:
    Depreciation and amortization                                      3,451           2,820
    Amortization of deferred lease incentives                           (301)           (257)
    Change in allowance for doubtful accounts                             19              24
    Change in deferred rents                                             (81)            (81)
    Loss on disposal of assets                                           180             253
    Change in:
      Notes and accounts receivable                                     (941)           (597)
      Merchandise inventories                                        (17,973)         (8,000)
      Prepaid catalog expenses                                        (1,254)         (3,845)
      Prepaid expenses and other assets                               (1,827)         (1,560)
      Accounts payable                                                (7,832)           (832)
      Accrued expenses and other liabilities                           1,015             226
      Income taxes payable                                            (9,545)         (8,397)
                                                                    ---------        ---------
         Net cash used in operating activities                       (35,415)        (18,458)
                                                                    --------         --------

Cash flows from investing activities:
  Purchases of property and equipment                               (13,163)          (1,718)
  Other investments                                                      21             -
  Proceeds from sale of property and equipment                          796                1
                                                                    --------         --------
           Net cash used in investing activities                    (12,346)          (1,717)
                                                                    --------         ---------

Cash flows from financing activities:
  Change in cash overdrafts                                          (5,451)            (731)
  Deferred lease incentives                                           1,625              -
  Borrowings under line of credit                                    51,700           24,400
  Repayments under line of credit                                   (11,700)         (16,000)
  Proceeds from long-term debt                                           -             7,000
  Repayment of long-term debt                                           (32)             (83)
  Proceeds from exercise of stock options                                35               90
                                                                  ---------        ---------
         Net cash provided by financing activities                   36,177           14,676
                                                                  ---------        ---------

         Net decrease in cash and cash equivalents                  (11,584)          (5,499)

         Cash and cash equivalents at beginning of period            17,481           10,757
                                                                    --------         --------

         Cash and cash equivalents at end of period                $  5,897         $  5,258
                                                                   ========         =========


           See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Thirteen Weeks Ended April 30, 1995 and May 1, 1994


NOTE A.  FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of April 30, 1995 and May 1, 1994, the condensed consolidated statements of operations for the thirteen week periods ended April 30, 1995 and May 1, 1994, and condensed consolidated statements of cash flows for the thirteen week periods ending April 30, 1995 and May 1, 1994 have been prepared by Williams-Sonoma, Inc., (the Company) without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the thirteen weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 29, 1995, presented herein, has been prepared from the audited balance sheet of the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended January 29, 1995.

Certain reclassifications have been made to the prior year financial statements to conform to classifications used in the current period.

The results of operations for the thirteen weeks ended April 30, 1995 are not necessarily indicative of the operating results of the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NET SALES

Net sales consist of the following components (dollars in thousands):

                                             Thirteen                          Thirteen
                                               Weeks                             Weeks
                                               Ended                             Ended
                                             April 30,                           May 1,
                                               1995          % Total             1994          % Total
                                               ----          -------            -----          -------
    Catalog sales                             $52,965         44.8%             $43,809         42.6%
    Retail sales                               65,195         55.2%              56,300         54.7%
    California Closet revenue                       0          0.0%               2,733          2.7%
                                               ------          ----               -----          ----

             Total net sales                 $118,160        100.0%            $102,842        100.0%
                                             ========        ======            ========        ======


Net sales for Williams-Sonoma, Inc. and its subsidiaries ("the Company") for the thirteen weeks ended April 30, 1995 ( "First Quarter of 1995") were $118,160,000-- a $15,318,000 increase from the thirteen weeks ended May 1,1994 (" First Quarter of 1994"). Catalog sales increased 20.9% and retail sales increased 15.8%. The Pottery Barn catalog continues to perform well and was responsible for 64% of the increase in catalog sales in the quarter. Retail sales for the First Quarter of 1995 increased 15.8% over retail sales for the First Quarter of 1994 while comparable store sales increased 2.3%. Pottery Barn, with 26% of the store locations at the end of the First Quarter, accounted for 55% of the retail sales growth. The Company opened 6 new large format stores in the First Quarter of 1995 -- 5 Williams-Sonoma stores and 1 Pottery Barn store -- and closed 1 Hold Everything store. In August 1994 the Company sold California Closet Company, Inc., a wholly-owned subsidiary which marketed custom home closet systems.

COST OF GOODS SOLD AND OCCUPANCY
Cost of goods sold and occupancy expense for the First Quarter of 1995 increased as a percentage of net sales to 62.4% from 61.7%. Higher cost of goods sold accounted for .4 percentage points of the .7 percentage point increase.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, and general and administrative costs increased as a percentage of net sales by 2.6 percentage points-- from 35.1% to 37.7%. Higher advertising and customer service expenses were principally responsible for the increase. The Company attributes most of the increase in customer service expense to higher costs associated with operating existing service and distribution facilities above their optimum capacity. The Company is presently expanding its customer service and distribution facilities to increase their total capacity and improve operating efficiency. The Company expects to complete this expansion during the fall of 1995.

INTEREST EXPENSE
Interest expense in the First Quarter of 1995 increased $187,000 over that of the First Quarter of 1994 due to increased bank line borrowing used to support planned growth. The Company's effective interest rate on short-term borrowings was 7.7% for the First Quarter of 1995 and 6.7% for the First Quarter of 1994.

INCOME TAXES
The Company's effective tax rate was 42% for the First Quarter of 1994 and 41.5 % for the First Quarter of 1995. The decrease is due to a lower aggregate state tax rate based on the mix of retail sales and catalog sales in the various states where the Company has sales or conducts business.

LIQUIDITY AND CAPITAL RESOURCES
The Company had $42,720,000 of working capital at April 30, 1995 compared to $50,877,000 at May 1, 1994. The decrease is attributable primarily to increased borrowings under the Company's line of credit for store construction and expansion. The Company believes that additional long-term working capital is required to continue with its planned store construction and expansion and is pursuing several alternatives.

Net cash used in operating activities in the First Quarter of 1995 was $35,415,000 -- a $16,957,000 increase over the $18,458,000 used in the First
Quarter of 1994. This change was primarily due to increased merchandise inventories and payments to vendors. The increase in merchandise inventories is principally attributable to the new store expansion program.

Net cash used in investing activities was $12,346,000 in the First Quarter of 1995. This was a significant increase over the $1,717,000 in the First Quarter of 1994. $10,555,000 was used for store, distribution center and office expansion and $1,970,000 for new systems. The Company plans to open 35 stores in 1995 which will increase the store selling area by approximately 35%.

Net cash provided by financing activities increased from $14,676,000 in the First Quarter of 1994 to $36,177,000 in the First Quarter of 1995. The Company used borrowings under its line of credit and landlord lease incentives to fund infrastructure and new store investment.


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

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)    The Company's Annual Meeting of Shareholders was held on May
            24, 1995.

     (b) At the Company's 1995 Annual Meeting of Shareholders, the shareholders took the following actions:

           (I) Each of the following persons was re-elected by the vote indicated to serve as a director of the Company until the next Annual Meeting of Shareholders or until his successor is elected and qualified:

                         Name                       For                    Against           Withheld
                         ----                       ---                    -------           --------
                 Charles E. Williams               22,283,993                8,460            188,207
                 W. Howard Lester                  22,288,368                4,085            183,832
                 James A. McMahan                  22,284,835                7,618            187,365
                 Nathan Bessin                     22,288,950                3,503            183,250
                 Patrick J. Connolly               22,288,568                3,885            183,632
                 Gary G. Friedman                  22,288,671                3,782            183,529
                 F. Warren Hellman                 21,884,718              407,735            587,482
                 James M. Berry                    22,275,528               16,925            196,672
                 Millard S. Drexler                21,871,851              420,602            600,349
                 John E. Martin                    21,872,280              420,173            599,920

          (ii) A proposal was approved to amend the Company's Articles of Incorporation to add a par value of $.01 per share of common stock and preferred stock.

                                        For                      Against          Withheld
                                        ---                      -------          --------
                                        22,225,673               29,639           24,656

         (iii) A proposal was approved to amend the Company's 1993 Stock Option Plan to increase the size of the stock options awarded annually to non-employee directors upon their re-election from 2,250 shares of common stock to 5,250 shares of common stock.

                                         For                      Against          Withheld
                                         ---                      -------          --------
                                         20,624,869               1,547,343        299,988

          (iv) A proposal was approvd to ratify the selection of Deloitte & Touche LLP as the independent accountants for the Company's fiscal year ending January 28, 1996.

                                        For                      Against          Withheld
                                        ---                      -------          --------
                                        22,448,188               13,314           10,698

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number           Exhibit Description
- ------           -------------------
10.         Material Contracts

10.1 1983 Incentive Stock Option Plan and Form of Agreement (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, as filed with the Commission on May 25, 1983)

10.1A       1976 Stock Option Plan and Form of Agreement as amended
            (incorporated by reference to Exhibit 10.20 to the Company's Annual
            Report on Form 10-K for the fiscal year ended January 31, 1993, as filed with the Commission on May 3, 1993)

10.1B       1993 Stock Option Plan approved by the Shareholders at the 1993
            Annual Meeting (incorporated by reference to Exhibit 10.22 to the Company's Report on Form 10-Q for the period ended May 2, 1993 as filed with the Commission on June 16, 1993)

10.2 Warehouse - distribution facility lease dated July 1, 1983 between the Lester-McMahan Partnership as lessor and the Company as lessee
            (incorporated by reference to Exhibit 10.28 to the Company's Report on Form 10-Q for the period ended September 30, 1983, as filed with the Commission on October 14, 1983)

10.2A The Amendment, dated December 1, 1985, to the lease for the distribution center, dated July 1, 1983 between the Company as lessee and the Lester McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company's Report on Form 10-K for the fiscal year ended February 3, 1985, as filed with the Commission on April 26, 1985)

10.2B       The Sublease, dated as of August 1, 1990, by and between Hewson-
            Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the period ended
            October 28, 1990, as filed with the Commission on December 12, 1990)

10.2C       Second Amendment to Lease between the Company and The Lester-McMahan
            Partnership, dated December 1, 1993 (incorporated by reference to
            Exhibit 10.27 to the Company's Annual Report on Form 10-K for the
            fiscal year ended January 30, 1994 as filed with the Commission on
            April 29, 1994)
10.2D       Second Amendment to Sublease between the Company and Hewson-Memphis
            Partners, dated September 1, 1994 (incorporated by reference to
            Exhibit 10.38 to the Company's Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13,
            1994)





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

10.4A       Stock Purchase Agreement dated as of May 15, 1989, by and between the Company and Tokyu Department Store Co., Ltd. (incorporated by reference to Exhibit 4.1 to the Company's registration statement on
            Form S-2 filed with the Commission on June 28, 1990 as amended by amendment Number 1 on Form S-2 filed with the Commission on July 17,
            1990)

10.5        Williams-Sonoma, Inc. Employee Profit Sharing and Stock Incentive
            Plan effective as of February 1, 1989 (incorporated by reference to Exhibit 4.2 of the Company's Form S-8 (File No. 33-33693) filed
            February 22, 1990)

10.5A       Williams-Sonoma, Inc. Employee Profit Sharing and Stock Incentive
            Plan Trust Agreement, dated September 20, 1989 (incorporated by reference to Exhibit 4.2 of the Company's Form S-8 (File No. 33-
            33693) filed February 22, 1990)

10.5B       Amendment Number One to the Williams-Sonoma, Inc. Employee Profit
            Sharing and Stock Incentive Plan, dated April 27, 1990 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form
            10-K for the fiscal year ended February 3, 1991, as amended by a
            Form 8 Amendment to Form 10-K, filed with the Commission on July 26,
            1991)

10.5C       Amendment Number Two to the Williams-Sonoma, Inc. Employee Profit
            Sharing and Stock Incentive Plan, dated December 12, 1990
            (incorporated by reference to Exhibit 10.21 to the Company's Annual
            Report on Form 10-K for the fiscal year ended February 3, 1991, as amended by a Form 8 Amendment to Form 10-K, filed with the Commission on July 26, 1991)

10.5D       Amendment Number Three to the Williams-Sonoma, Inc. Employee Profit
            Sharing and Stock Incentive Plan, dated March 10, 1992 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form
            10-K for the fiscal year ended January 31, 1993 as filed with the Commission on May 3, 1993)


10.5E       Amendment Number Four to the Williams-Sonoma, Inc. Employee Profit
            Sharing and Stock Incentive Plan, dated June 9, 1993 (incorporated by reference to Exhibit 10.24 to the Company's Report on Form 10-Q for the period ended May 2, 1993 as filed with the Commission on June 16, 1993)

10.6        Indemnity Agreement by the Company in favor of Bank of America, NT &
            SA, dated December 1, 1993 (incorporated by reference to Exhibit
            10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April
            29, 1994)

10.6A       Standing Loan Agreement and Deed of Trust between the Company and
            Bank of America, NT & SA, dated March 9, 1994 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form
            10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994)

10.6B Master Agreement between the Company and Bank of America, NT & SA, dated March 30, 1994 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended
            January 30, 1994 as filed with the Commission on April 29, 1994)

10.6C Amended and Restated Credit Agreement between the Company and Bank of America, NT & SA, dated October 13, 1994 (incorporated by reference to Exhibit 10.27 to the Company's Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994)

10.7        Purchase and Sale Agreement between the Company and Bancroft-
            Whitney, a division of Thomson Legal Publishing, Inc., dated
            December 14, 1993 (incorporated by reference to Exhibit 10.29 to the
            Company's Annual Report on Form 10-K for the fiscal year ended
            January 30, 1994 as filed with the Commission on April 29, 1994)

10.8        Stock Purchase agreement between the Company and Bill Levine, dated
            August 12, 1994.  (incorporated by reference to Exhibit 10.36 to
            Company's Report on Form 10-Q for period ended July 31, 1994 as filed with the Commission on September 13, 1994)


11          Statement re computation of per share earnings.

27          Financial Data Schedule





(b) There have been no reports on Form 8-K filed during the quarter for which this report on Form 10-Q is being filed.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WILLIAMS-SONOMA, INC.



                                       By:  /s/Russell Solt
                                            -----------------------------
                                            Russell Solt
                                            Senior Vice President
                                            Principal Financial Officer
                                            Principal Accounting Officer


Dated: June 12, 1995

                                EXHIBIT INDEX


Exhibit 11    Statement Re Computation of Per Share Earnings

Exhibit 27    Financial Data Schedule

                                   EXHIBIT 11

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

              EXHIBIT 11.1:     COMPUTATION OF EARNINGS PER SHARE




                                                                             Thirteen Weeks Ended
                                                                             --------------------
                                                                           April 30,         May 1,
                                                                              1995            1994
                                                                              ----            ----
Net earnings (loss)                                                         $(326,200)    $1,788,300

Average shares of common stock
outstanding during the period                                              25,342,842     25,096,457

Incremental shares from assumed
exercise of stock options (primary)                                           838,096        968,916
                                                                              -------        -------
                                                                           26,180,936     26,065,373
                                                                           ----------     ----------

Primary earnings (loss) per share                                              $(0.01)         $0.07
                                                                               =======         =====

Average shares of common stock
outstanding during the period                                              25,342,842     25,096,457

Incremental shares from assumed
exercise of stock options (fully                                              838,096      1,014,081
                                                                             --------      ---------
diluted)
                                                                           26,180,938     26,110,538
                                                                           ----------     ----------

Fully diluted earnings (loss) per
share                                                                          $(0.01)         $0.07
                                                                               =======         =====



Note: 1994 amounts are adjusted to reflect the 3-for-2 stock split in September 1994.

                                EXHIBIT INDEX


Ex. 27   Financial Data Schedule