Form 10-Q
period 1995-07-30
WILLIAMS SONOMA INC
filed 1995-09-13
CIK 719955

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 30, 1995.
                                     -------------
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

                         Commission file number 2-83992
                                                -------

                              WILLIAMS-SONOMA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          California                                             94-2203880
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

3250 Van Ness Avenue, San Francisco, CA                             94109
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code  (415) 421-7900
                                                    --------------

-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report.

        Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes x   No
                                            ---    ---

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                         ---    ---

       As of September 6, 1995, 25,379,045 shares of the Registrant's Common Stock were outstanding.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      July 30,             January 29,            July 31,
                                                                        1995                  1995                  1994
                                                                        ----                  ----                  ----
ASSETS
Current assets:
   Cash and cash equivalents                                         $  5,233              $ 17,481              $  4,551
   Accounts receivable                                                  5,779                 5,394                 3,846
   Merchandise inventories                                            127,644                87,949                92,431
   Prepaid expenses and other assets                                    8,546                 5,849                 7,637
   Prepaid catalog expenses                                            13,797                11,205                 8,392
   Deferred income taxes                                                  259                   259                 2,617
                                                                     --------              --------              --------
     Total current assets                                             161,258               128,137               119,474

Deferred income taxes                                                   4,021                 4,021                 2,968
Investments and other assets                                            6,242                 6,325                 2,158
Property and equipment (net)                                          102,872                79,395                62,173
                                                                     --------              --------              --------
                                                                     $274,393              $217,878              $186,773
                                                                     ========              ========              ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $ 39,622              $ 49,357              $ 29,842
   Accrued expenses                                                     3,067                 4,407                 6,069
   Accrued salaries and benefits                                        7,108                 8,138                 6,157
   Line of credit                                                      75,900                  --                  17,300
   Current portion of long-term debt                                      125                   141                   183
   Customer deposits                                                    6,033                 5,631                 3,407
   Other liabilities                                                    2,911                 2,628                 2,807
   Income taxes payable                                                  --                   8,329                 1,147
                                                                     --------              --------              --------
     Total current liabilities                                        134,766                78,631                66,912

Deferred lease credits                                                 15,656                14,250                12,814
Long-term debt                                                          6,718                 6,781                 7,410
Shareholders' equity                                                  117,253               118,216                99,637
                                                                     --------              --------              --------
                                                                     $274,393              $217,878              $186,773
                                                                     ========              ========              ========

            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                    Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                                 July 30,          July 31,        July 30,          July 31,
                                                                   1995              1994            1995              1994
                                                                   ----              ----            ----              ----
Net sales                                                      $ 127,733         $ 108,014        $ 245,893         $ 210,856


Costs and expenses:
  Cost of goods sold and occupancy                                84,105            67,156          157,883           130,608
  Selling, general and administrative                             44,144            36,871           88,728            73,016
                                                               ---------         ---------        ---------         ---------
     Total costs and expenses                                    128,249           104,027          246,611           203,624
                                                               ---------         ---------        ---------         ---------


       Earnings (loss) from operations                              (516)            3,987             (718)            7,232

Interest expense - net                                               888               318            1,238               481
                                                               ---------         ---------        ---------         ---------

       Earnings (loss) before income taxes                        (1,404)            3,669           (1,956)            6,751

Income taxes (benefit)                                              (590)            1,545             (816)            2,839
                                                               ---------         ---------        ---------         ---------

        Net earnings (loss)                                    $    (814)        $   2,124        $  (1,140)        $   3,912
                                                               =========         =========        =========         =========


Earnings (loss) per share:
        Primary                                                $   (0.03)        $     .08        $    (.04)        $     .15
        Fully diluted                                          $   (0.03)        $     .08        $    (.04)        $     .15

Average number of common shares outstanding
        Primary                                                   25,359            26,109           25,348            26,084
        Fully diluted                                                  *            26,112                *            26,117

     Note: 1994 shares and per share amounts have been restated to reflect the 3-for-2 stock split in September 1994.

     * Incremental shares from assumed exercise of stock options are antidilutive for primary and fully diluted loss per share, and therefore not presented.


            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                  Twenty-six Weeks Ended
                                                                                              July 30,               July 31,
                                                                                                1995                   1994
                                                                                                ----                   ----
Cash flows from operating activities:
   Net earnings (loss)                                                                      $  (1,140)             $   3,912
   Adjustments to reconcile net earnings (loss)
   to net cash used in operating activities:
     Depreciation and amortization                                                              7,236                  5,676
     Amortization of deferred lease incentives                                                   (631)                  (446)
     Change in allowance for doubtful accounts                                                     55                     64
     Change in deferred rents                                                                    (120)                  (265)
     Loss on disposal of assets                                                                   466                    236
     Change in:
       Notes and accounts receivable                                                             (440)                   145
       Merchandise inventories                                                                (39,694)               (22,092)
       Prepaid catalog expenses                                                                (2,592)                (2,674)
       Prepaid expenses and other assets                                                           (7)                (2,506)
       Accounts payable                                                                        (5,608)                   (86)
       Accrued expenses and other liabilities                                                  (1,457)                  (796)
       Income taxes payable                                                                   (10,351)                (8,423)
                                                                                            ---------              ---------

   Net cash used in operating activities                                                      (54,283)               (27,255)
                                                                                            ---------              ---------

Cash flows from investing activities:
   Purchases of property and equipment                                                        (32,915)                (4,875)
   Other investments                                                                               20                     27
   Proceeds from sale of property and equipment                                                   797                      1
                                                                                            ---------              ---------
       Net cash used in investing activities                                                  (32,098)                (4,847)
                                                                                            ---------              ---------

Cash flows from financing activities:
   Change in cash overdrafts                                                                   (4,127)                 1,308
   Deferred lease incentives                                                                    2,246                   --
   Borrowings under line of credit                                                            105,300                 54,700
   Repayments under line of credit                                                            (29,400)               (37,400)
   Proceeds from mortgage                                                                        --                    7,000
   Repayment of long-term debt                                                                    (63)                  (126)
   Proceeds from exercise of stock options                                                        177                    414
                                                                                            ---------              ---------

         Net cash provided by financing activities                                             74,133                 25,896
                                                                                            ---------              ---------

         Net decrease in cash and cash equivalents                                            (12,248)                (6,206)

         Cash and cash equivalents at beginning of period                                      17,481                 10,757
                                                                                            ---------              ---------

         Cash and cash equivalents at end of period                                         $   5,233              $   4,551
                                                                                            =========              =========



            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             Twenty-six Weeks Ended July 30, 1995 and July 31, 1994


NOTE A.  FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of July 30, 1995 and July 31, 1994, the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended July 30, 1995 and July 31, 1994, and condensed consolidated statements of cash flows for the twenty-six week periods ending July 30, 1995 and July 31, 1994 have been prepared by Williams-Sonoma, Inc., (the Company) without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the thirteen and twenty-six weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 29, 1995, presented herein, has been prepared from the audited balance sheet of the Company.

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

The results of operations for the thirteen and twenty-six weeks ended July 30, 1995 are not necessarily indicative of the operating results of the full year.

NOTE B.  SUBSEQUENT EVENT

On August 14, 1995 the Company borrowed $40,000,000 for ten years at 7.2% from three insurance companies. The proceeds were used to pay down current borrowings under the line of credit, a portion of which were used to expand the Company's distribution center in Memphis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table shows the results of operations for the periods indicated as a percentage of total net sales:

                                                         Thirteen Weeks                Twenty-six Weeks
                                                              Ended                          Ended
                                                   July 30,        July 31,         July 30,       July 31,
                                                     1995            1994             1995           1994
                                                     ----            ----             ----           ----

Net sales
     Catalog                                         41.4%          40.7%            43.0%         41.7%
     Retail                                          58.6           56.5             57.0          55.6
     California Closets                               0.0            2.8              0.0           2.7
                                                     ----           ---              ----          ---

              Total net sales                       100.0          100.0            100.0         100.0

Costs and expenses
     Cost of goods sold and occupancy                65.8           62.2             64.2          61.9
     Selling, general and administrative             34.6           34.1             36.1          34.7
                                                     ----           ----             ----          ----

              Earnings (loss) from operations         (.4)           3.7              (.3)          3.4

Interest expense - net                                 .7             .3               .5            .2
                                                      ----           ---              ----          ---

              Earnings (loss) before income taxes    (1.1)           3.4              (.8)          3.2

Income taxes (benefit)                                (.4)           1.4              (.3)          1.3
                                                      ----           ---              ----          ---

              Net earnings (loss)                     (.7)%          2.0%             (.5)%         1.9%
                                                      =====          ====             =====         ====

SALES
Sales in the twenty-six weeks and thirteen weeks ended July 30, 1995 increased 16.6% and 18.3%, respectively over the same periods of the prior year. Catalog sales increased 20.5% in the twenty-six weeks ended July 30, 1995 and grew 20.2% in the second quarter. Pottery Barn sales for the twenty-six weeks ended July 30, 1995 increased 42.2% over the similar period of the prior year and accounted for 70.7% of the increase in catalog sales during this period. Retail sales in the twenty-six weeks and thirteen weeks ended July 30, 1995 increased 19.4% and 22.7%, respectively over the same periods of the prior year. Comparable store sales for the 26 weeks and the thirteen weeks ended July 30, 1995, increased 2.6% and 2.9%, respectively. Williams-Sonoma and Pottery Barn reported positive single digit comparable store sales in the twenty-six and thirteen weeks ended July 30,1995.

COST OF GOODS SOLD AND OCCUPANCY
Total cost of goods sold and occupancy expense for the twenty-six weeks and thirteen weeks ended July 30, 1995 increased 2.3 and 3.6 percentage points, respectively, over the same periods of the prior year. Cost of goods sold for the twenty-six and thirteen weeks ended July 30, 1995 increased 1.5 and 2.6 percentage points, respectively, over the same periods of the prior year principally due to higher retail clearance markdowns during the thirteen weeks ended July 30, 1995.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses for the twenty-six weeks ended July 30, 1995 increased 1.4 percentage points from 34.7% to 36.1% of sales. The increase is principally due to higher employment and advertising expense. Selling, general and administrative expenses in the thirteen weeks ended July 30, 1995 increased .5 percentage points over the prior year.

INTEREST EXPENSE
Interest expense in the twenty-six weeks and thirteen weeks ended July 30,1995 increased $757,000 and $570,000, respectively, from 1994 due to higher bank line borrowings used to support the distribution center expansion and new stores.

INCOME TAXES
The Company's effective tax rate for the twenty-six weeks and thirteen weeks ended July 30,1995 was 42.0% and 41.7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities in the twenty-six weeks ended July 30,1995 was $54,283,000 an increase of $27,028,000 over the comparable period in 1994. The increase in cash used is due primarily to a $5,052,000 decline in net earnings and a $17,602,000 increase in merchandise inventories. The increase in merchandise levels over the prior year is principally due to planned sales increases and new and remodeled stores.

Capital expenditures in the first twenty-six weeks of fiscal 1995 were $32,915,000, an increase of $28,040,000 over the same period last year. New stores that opened in fiscal 1995 accounted for $9,932,000 and new stores under construction accounted for $9,831,000. The balance is attributable to the distribution center expansion, information systems and other corporate expenditures.

Net borrowings under the line of credit have increased to $75,900,000 at July 30, 1995, from $17,300,000 at July 31, 1994, due to capital and inventory expenditures. On August 14, 1995 the Company borrowed $40,000,000 for ten years at 7.2% from three insurance companies. The proceeds were used to pay down current borrowings under the line of credit, a portion of which were used to expand the Company's distribution center in Memphis.

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

Exhibit
Number            Exhibit Description
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

10.2A The Amendment, dated December 1, 1985, to the lease for the distribution center, dated July 1, 1983 between the Company as lessee and the Lester McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company's Report on Form 10-K for the fiscal year ended February 3, 1985, as filed with the Commission on April 26, 1985)

10.2B The Sublease, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the period ended October 28, 1990, as filed with the Commission on December
             12, 1990)

10.2C        Second Amendment to Lease between the Company and The
             Lester-McMahan Partnership, dated December 1, 1993 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form
             10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994)



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



10.5D        Amendment Number Three to the Williams-Sonoma, Inc. Employee Profit
             Sharing and Stock Incentive Plan, dated March 10, 1992
             (incorporated by reference to Exhibit 10.21 to the Company's Annual
             Report on Form 10-K for the fiscal year ended January 31, 1993 as filed with the Commission on May 3, 1993)

10.5E        Amendment Number Four to the Williams-Sonoma, Inc. Employee Profit
             Sharing and Stock Incentive Plan, dated June 9, 1993 (incorporated by reference to Exhibit 10.24 to the Company's Report on Form 10-Q for the period ended May 2, 1993 as filed with the Commission on June 16, 1993)

10.5F        Williams-Sonoma, Inc. Executive Deferral Plan, dated July 1, 1995.

10.5G        Williams-Sonoma, Inc. Deferred Compensation Plan, dated July 1,
             1995.

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

10.6C Amended and Restated Credit Agreement between the Company and Bank of America, NT & SA, dated October 13, 1994 (incorporated by reference to Exhibit 10.27 to the Company's Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994)

10.6D        Second Amendment to Credit Agreement, dated July 11, 1995.

10.6E        Third Amendment to Credit Agreement, dated August 8, 1995.


10.6F        Continuing Guaranty from Pottery Barn East Inc. to Bank of America
             NT&SA, dated August 7, 1995.


10.6G        Continuing Guaranty from Hold Everything, Inc. to Bank of America
             NT&SA, dated August 7, 1995.

10.6H        Continuing Guaranty from Williams-Sonoma Stores, Inc. to Bank of
             America NT&SA, dated August 7, 1995.

10.6I        Continuing Guaranty from Chambers Catalog Company, Inc. to Bank of
             America NT&SA, dated August 7, 1995.

10.6J        Continuing Guaranty from Gardener's Eden, Inc. to Bank of America
             NT&SA, dated August 7, 1995.

10.7         Purchase and Sale Agreement between the Company and
             Bancroft-Whitney, a division of Thomson Legal Publishing, Inc., dated December 14, 1993 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29,
             1994)

10.8         Stock Purchase agreement between the Company and Bill Levine, dated
             August 12, 1994. (incorporated by reference to Exhibit 10.36 to
             Company's Report on Form 10-Q for period ended July 31, 1994 as filed with the Commission on September 13, 1994)


10.9         Note Agreement for $40,000,000 7.2% Senior Notes, dated August 1,
             1995.

10.9A        Guaranty Agreement for $40,000,000 Senior Notes, dated August 1,
             1995.

10.9B        Intercreditor Agreement for $40,000,000 Senior Notes, dated August
             1, 1995.


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

                                               WILLIAMS-SONOMA, INC.


                                               By:  /s/Russell Solt
                                                    ---------------
                                                    Russell Solt
                                                    Senior Vice President
                                                    Principal Financial Officer
                                                    Principal Accounting Officer


Dated: September 12, 1995

                                 EXHIBIT INDEX

Ex. 10.5F     Williams-Sonoma, Inc. Executive Deferral Plan

Ex. 10.5G     Williams-Sonoma, Inc. Deferred Compensation Plan

Ex. 10.6D     Second Amendment to Credit Agreement

Ex. 10.6E     Third Amendment to Credit Agreement

Ex. 10.6F     Continuing Guaranty from the Pottery Barn East, Inc. to Bank of America NT & SA

Ex. 10.6G     Continuing Guaranty from the Hold Everything, Inc. to Bank of America NT & SA

Ex. 10.6H     Continuing Guaranty from the Williams-Sonoma Stores, Inc. to
              Bank of America NT & SA

Ex. 10.6I     Continuing Guaranty from The Chambers Catalog Company, Inc. to
              Bank of America NT & SA

Ex. 10.6J     Continuing Guaranty from Gardener's Eden, Inc. to Bank of
              America NT & SA

Ex. 10.9      Note Agreement for $40,000,000 7.2% Senior Notes

Ex. 10.9A     Guaranty Agreement for $40,000,000 Senior Notes

Ex. 10.9B     Intercreditor Agreement for $40,000,000 Senior Notes

Ex. 11        Statement Re Computation of Per Share Earnings

Ex. 27        Financial Data Schedule