Form 10-Q
period 1995-10-29
WILLIAMS SONOMA INC
filed 1995-12-13
CIK 719955

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                   FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended October 29, 1995.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

           For the transition period from ____________ to _________

                         Commission file number 2-83992

                             WILLIAMS-SONOMA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                          California                                            94-2203880
--------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)     (I.R.S. Employer Identification No.)


            3250 Van Ness Avenue, San Francisco, CA                                94109
--------------------------------------------------------------------------------------------------------
           (Address of Principal Executive Offices)                             (Zip Code)

       Registrant's Telephone Number, Including Area Code (415) 421-7900


-------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes  X    No
                                               ---       ---

As of December 12, 1995, there were 25,383,764 shares of the Registrant's Common Stock outstanding.

                             WILLIAMS-SONOMA, INC.
                              REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 29, 1995

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                                         PAGE
                                                                                        ------
Item 1.   Financial Statements:                                                          (1)

          Condensed Consolidated Balance Sheets
            October 29, 1995, January 29, 1995, and October 30, 1994

          Condensed Consolidated Statements of Operations
            Thirteen weeks ended October 29, 1995, and October 30, 1994
            Thirty-nine weeks ended October 29, 1995, and October 30, 1994

          Condensed Consolidated Statements of Cash Flows
            Thirty-nine weeks ended October 29, 1995, and October 30, 1994

          Notes to Condensed Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Results of Operations and              (6)
          Financial Condition


                                  PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                              (8)

Item 5.   Other Information                                                              (8)

Item 6.   Exhibits and Reports on Form 8-K                                               (8)

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                  (Unaudited)

                                                          October 29,  January 29,  October 30,
                                                             1995         1995         1994
                                                          ----------   ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents                                $  8,215     $ 17,481     $  5,957
  Accounts receivable                                        10,449        5,394        5,196
  Merchandise inventories                                   164,827       87,949      109,372
  Prepaid expenses and other assets                          11,907        5,849        6,838
  Prepaid catalog expenses                                   16,608       11,205       13,611
  Deferred income taxes                                         259          259        2,617
                                                          ----------   ----------   ----------
          Total current assets                              212,265      128,137      143,591

Deferred income taxes                                         4,021        4,021        2,968
Investments and other assets                                  6,210        6,325        3,964
Property and equipment (net)                                127,423       79,395       71,120
                                                          ----------   ----------   ----------
                                                           $349,919     $217,878     $221,643
                                                          ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $ 56,993     $ 49,357     $ 44,806
  Accrued expenses                                            3,475        4,407        4,499
  Accrued salaries and benefits                               8,348        8,138        4,958
  Line of credit                                             87,300           --       35,800
  Current portion of long-term debt                             125          141          141
  Customer deposits                                           6,890        5,631        3,872
  Other liabilities                                           2,775        2,628        2,587
  Income taxes payable                                           --        8,329        2,569
                                                          ----------   ----------   ----------
          Total current liabilities                         165,906       78,631       99,232

Deferred lease credits and other liabilities                 23,625       14,250       12,940
Long-term debt                                               46,721        6,781        6,832
Shareholders' equity                                        113,667      118,216      102,639
                                                          ----------   ----------   ----------
                                                           $349,919     $217,878     $221,643
                                                          ==========   ==========   ==========

           See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                               Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                              October 29,  October 30,  October 29,  October 30,
                                                 1995         1994         1995         1994
                                              ----------   ----------   ----------   ----------
Net sales                                      $138,363     $113,443     $384,256     $324,299

Costs and expenses:
  Cost of goods sold and occupancy               90,233       70,459      248,116      201,067
  Selling, general and administrative            52,665       38,536      141,394      111,552
                                              ----------   ----------   ----------   ----------
          Total costs and expenses              142,898      108,995      389,510      312,619
                                              ----------   ----------   ----------   ----------
          Earnings (loss) from operations        (4,535)       4,448       (5,254)      11,680
Interest expense - net                            1,695          520        2,932        1,001
                                              ----------   ----------   ----------   ----------
          Earnings (loss) before income
            taxes                                (6,230)       3,928       (8,186)      10,679
Income taxes (benefit)                           (2,561)       1,646       (3,377)       4,485
                                              ----------   ----------   ----------   ----------
          Net earnings (loss)                  $ (3,669)    $  2,282       (4,809)       6,194
                                              ==========   ==========   ==========   ==========
Earnings (loss) per share:
  Primary                                        $(0.14)        $.09       $(0.19)        $.24
  Fully diluted                                     *           $.09          *           $.24

Average number of common shares outstanding
  Primary                                        25,378       26,156       25,354       26,114
  Fully diluted                                     *         26,189          *         26,147


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


          See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                      Thirty-Nine Weeks Ended
                                                                      October 29,  October 30,
                                                                         1995         1994
                                                                      ----------   ----------
Cash flows from operating activities:
  Net earnings (loss)                                                  $ (4,809)   $   6,194
  Adjustments to reconcile net earnings (loss)
  to net cash used in operating activities:
     Depreciation and amortization                                       11,333        8,428
     Store closing reserve                                                    2         (445)
     Reserve for termination of corporate headquarter leases               (605)          --
     Amortization of deferred lease incentives                           (1,271)        (707)
     Change in allowance for doubtful accounts                               95            7
     Change in deferred rents                                                (3)        (211)
     Loss on disposal of assets                                             477          147
     Change in:
       Accounts receivable                                               (5,150)      (2,242)
       Merchandise inventories                                          (76,877)     (39,933)
       Prepaid catalog expenses                                          (5,403)      (7,892)
       Prepaid expenses and other assets                                 (5,391)      (1,960)
       Accounts payable                                                   2,202       19,414
       Accrued expenses and other liabilities                             1,749       (2,506)
       Deferred lease incentives                                         10,746          333
       Income taxes payable                                              (8,329)      (7,030)
                                                                      ----------   ---------
          Net cash used in operating activities                         (81,234)     (28,403)
                                                                      ----------   ---------
Cash flows from investing activities:
  Purchases of property and equipment                                   (61,748)     (17,689)
  Proceeds from sale of subsidiary, net of $541 cash sold                    --           18
  Other investments                                                          20           67
  Proceeds from sale of property and equipment                              797            1
                                                                      ----------   ---------
          Net cash used in investing activities                         (60,931)     (17,603)
                                                                      ----------   ---------
Cash flows from financing activities:
  Change in cash overdrafts                                               5,433       (2,570)
  Borrowings under line of credit                                       173,500       94,700
  Repayments under line of credit                                       (86,200)     (58,900)
  Proceeds from issuance of long-term debt-private placement             40,000           --
  Proceeds from issuance of long-term debt                                   --        7,000
  Repayment of long-term debt                                               (94)        (157)
  Proceeds from exercise of stock options                                   260        1,133
                                                                      ----------   ---------
          Net cash provided by financing activities                     132,899       41,206
                                                                      ----------   ---------
          Net decrease in cash and cash equivalents                      (9,266)      (4,800)

          Cash and cash equivalents at beginning of period               17,481       10,757
                                                                      ----------   ----------
          Cash and cash equivalents at end of period                   $  8,215    $   5,957
                                                                      ==========   ==========

           See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

During the thirty-nine weeks ended October 30, 1994, in a non-cash transaction, the Company received a $2.1 million note as partial proceeds from the sale of a subsidiary.

           See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         Thirty-nine Weeks Ended October 29, 1995 and October 30, 1994

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of October 29, 1995, and October 30, 1994, the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended October 29, 1995, and October 30, 1994, and condensed consolidated statements of cash flows for the thirty-nine week periods ended October 29, 1995, and October 30, 1994, have been prepared by Williams-Sonoma, Inc., (the Company) without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the thirteen and thirty-nine weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 29, 1995, presented herein, has been prepared from the audited balance sheet of the Company.

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

The results of operations for the thirteen and thirty-nine weeks ended October 29, 1995, are not necessarily indicative of the operating results of the full year.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table shows the results of operations for the periods indicated as a percentage of total net sales:

                                               Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                              October 29,  October 30,  October 29,  October 30,
                                                 1995         1994         1995         1994
                                              ----------   ----------   ----------   ----------
Net sales
  Catalog                                         41.2%        43.2%        42.4%        42.2%
  Retail                                          58.8         56.8         57.6         56.0
  California Closets                               0.0          0.0          0.0          1.8
                                              ----------   ----------   ----------   ----------
          Total net sales                        100.0        100.0        100.0        100.0

Costs and expenses
  Cost of goods sold and occupancy                65.2         62.1         64.6         62.0
  Selling, general and administrative             38.1         34.0         36.8         34.4
                                              ----------   ----------   ----------   ----------
       Earnings (loss) from operations            (3.3)         3.9         (1.4)          3.6
Interest expense - net                             1.2           .4           .8            .3
                                              ----------   ----------   ----------   ----------
       Earnings (loss) before income taxes        (4.5)         3.5         (2.2)          3.3
Income taxes (benefit)                            (1.8)         1.5          (.9)          1.4
          Net earnings (loss)                     (2.7)%        2.0%        (1.3)%         1.9%
                                              ==========   ==========   ==========   ==========

SALES

Net Sales in the thirty-nine weeks and thirteen weeks ended October 29, 1995 (the "Year-to-Date" and "Third Quarter", respectively), increased 18.5% and 22.0%, respectively, over the same periods in the prior year. Catalog sales increased 19.0% for the Year-to-Date and grew 16.3% in the Third Quarter. Pottery Barn catalog sales for the same periods increased 42.4% and 42.7%, respectively, over comparable periods in the prior year and accounted for 92.1% of the increase in catalog sales in the Third Quarter. Retail sales for the Year-to-Date and Third Quarter increased 21.8% and 26.3%, respectively, over the same periods in the prior year, primarily as a result of store openings and store expansions. Comparable store sales increased 1.6% for the Year-to-Date and decreased .2% in the Third Quarter. Williams-Sonoma and Pottery Barn reported a change of .3% and (3.2)%, respectively, in comparable store sales in the Third Quarter.

COST OF GOODS SOLD AND OCCUPANCY

Total cost of goods sold and occupancy expense for the Year-to-Date and Third Quarter (expressed as a percentage of sales) increased 2.6 and 3.1 percentage points, respectively, over the same periods in the prior year. Cost of goods sold for the Year-to-Date and Third Quarter (expressed as a percentage of sales) increased 1.5 percentage points from the same periods of the prior year, principally due to clearance markdowns taken in the second and third quarters of fiscal 1995. Occupancy expense (expressed as a percentage of sales) increased
1.7 and 1.1 percentage points for the Year-to-Date and Third Quarter, respectively, due to higher occupancy expense in the Williams-Sonoma stores and non-selling locations.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses (expressed as a percentage of sales) for the Third Quarter and Year-to-Date increased 4.1 and 2.4 percentage points, respectively, over the same periods of the prior year. The increase is principally due to higher employment and advertising expense in the form of increased postage and paper costs.

INTEREST EXPENSE

Interest expense in the thirty-nine weeks and thirteen weeks ended October 29, 1995, increased $1,931,500 and $1,174,800, respectively, from comparable periods in 1994 due to higher borrowings used to fund new stores, higher inventory levels, and the distribution center expansion.

INCOME TAXES

The Company's effective tax rate for the Year-to-Date and Third Quarter was 41.3% and 41.1%, respectively. The rate declined slightly from the 42.0% in the same periods of 1994 due to the lower aggregate state tax rates based on the mix of retail and catalog sales in the various states where the Company has sales and conducts business.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities in the thirty-nine weeks ended October 29, 1995 was $81,234,000 -- a $52,831,000 increase over the comparable period in 1994. The increase in cash used by operating activities is principally due to an $11,003,000 decline in net earnings and a $36,944,000 increase in merchandise inventories. Selling square feet in 1995 increased 35% and retail inventories at the end of the third quarter increased 45%. Delayed fall store openings and an aggressive mail order holiday sales projection contributed to above plan inventory levels. In the event that holiday sales activity does not result in the desired reduction in overall inventory levels, the Company expects to reduce inventory levels over the normal course of business in the following year.

Net cash used in investing activities (primarily net capital expenditures) in the thirty-nine weeks ended October 29, 1995, was $60,931,000 -- a $43,328,000 increase over the same period last year. New stores that are in operation accounted for $28,001,000 and new stores under construction accounted for $9,428,000. The balance is attributable to the distribution center expansion and information systems and other corporate expenditures.

Net borrowings under the line of credit have increased to $87,300,000 from $35,800,000 due to capital and merchandise inventory expenditures. During the Third Quarter, the Company issued $40,000,000 in principal amount of unsecured, 7.2% Senior Notes.

SEASONALITY

The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and net income has been realized during the period from October through December, and levels of net sales and net income have generally been significantly lower during the period from February through September. The Company believes this is the general pattern associated with the catalog and retail industries. In anticipation of its peak season, the Company hires a substantial number of additional employees in its retail stores and catalog processing and distribution areas, and incurs significant fixed catalog production and mailing costs.

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

                           ITEM 5 - OTHER INFORMATION

     Dennis Chantland was named Executive Vice President and Chief Administrative Officer of the Company on November 29, 1995. Mr. Chantland also has temporarily assumed the responsibilities of Chief Financial Officer. This position was previously held by Russel E. Solt, who resigned November 30, 1995. The Company expects to appoint a permanent CFO early next year.

                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 EXHIBIT
 NUMBER                   EXHIBIT DESCRIPTION
---------    --------------------------------------------------------------
 3.1         Restated Articles of Incorporation
10.2E        Third Amendment to Sublease between the Company and Hewson-Memphis
             Partners, dated October 24, 1995
10.6K        Fourth Amendment to Credit Agreement, dated September 29, 1995
10.6L        Fifth Amendment to Credit Agreement, dated October 16, 1995
11           Statement re computation of per share earnings.
27           Financial Data Schedule

(b) There have been no reports on Form 8-K filed during the quarter for which this report on Form 10-Q is being filed.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WILLIAMS-SONOMA, INC.

                                            By: /s/ DENNIS CHANTLAND
                                              Dennis Chantland
                                              Executive Vice President
                                              Chief Administrative Officer
Dated: December 12, 1995