Form 10-K
period 1996-01-28
WILLIAMS SONOMA INC
filed 1996-04-26
CIK 719955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-K
        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended January 28, 1996
                                             ----------------
                         Commission file number 2-83992
                                                -------

                              WILLIAMS-SONOMA, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                          California                                           94-2203880
- ------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)    (I.R.S. Employer Identification No.)

 3250 Van Ness Avenue, San Francisco, CA                                 94109
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

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

        As of April 22, 1996, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $413,107,128 using the closing sales price on this day of $23.125. It is assumed for purposes of this computation an affiliate includes all persons registered as Company insiders with the Securities and Exchange Commission, as well as the Company's Employee Profit Sharing and Stock Incentive Plan.

        As of April 22, 1996, 25,440,140 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the following documents have been incorporated herein by reference:

        1) Registrant's Annual Report to Shareholders for the Fiscal Year ended January 28, 1996 (the "1995 Annual Report") in Parts I and II hereof and attached hereto as Exhibit 13;

        2) Registrant's Proxy Statement for the 1995 Annual Meeting (the "Proxy Statement") in Part III hereof.

                              WILLIAMS-SONOMA, INC.
                             FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED JANUARY 28, 1996

                                TABLE OF CONTENTS

                                    PART I                                   PAGE
                                                                             ----
Item   1.       Business                                                       3

Item   2.       Properties                                                     6

Item   3.       Legal Proceedings                                              7

Item   4.       Submission of Matters to a Vote of Security                    7
                Holders

                                    PART II

Item   5.       Market for the Registrant's  Common Equity                     8
                and Related Stockholder Matters

Item   6.       Selected Financial Data                                        8

Item   7.       Management's Discussion and Analysis of                        8
                Financial Condition and Results of Operations

Item   8.       Financial Statements and Supplementary Data                    9

Item   9.       Changes in and Disagreements with Accountants                  9
                on Accounting and Financial Disclosure

                                    PART III

Item  10.       Directors and Executive Officers of the                        10
                Registrant

Item  11.       Executive Compensation                                         10

Item  12.       Security Ownership of Certain Beneficial                       10
                Owners and Management

Item  13.       Certain Relationships and Related Transactions                 10

                                    PART IV

Item  14.       Exhibits, Financial Statement Schedules                        11
                and Reports on Form 8-K

                                     PART I

ITEM 1. BUSINESS

Williams-Sonoma, Inc., together with its subsidiaries (the Company), is a national specialty retailer of fine quality cooking and serving equipment, home furnishings and home and garden accessories, which it markets through 240 retail stores and five mail order catalogs. The Company believes that it is one of the country's largest specialty retailers of such equipment, furnishings and accessories. Retail sales accounted for approximately 61% of the Company's net sales during the fiscal year ended January 28, 1996 (Fiscal 1995), while mail order sales accounted for the balance.

The Company offers high quality, home-centered merchandise through five concepts, each of which is focused on a different area of the home:
Williams-Sonoma offers culinary and serving equipment; Pottery Barn features items in casual home furnishings, flatware and table accessories; Hold Everything offers innovative household storage products; Gardeners Eden features home gardening equipment and accessories; and Chambers offers high quality bed and bath products. Together, these concepts help customers satisfy their home-centered needs from the kitchen and garden to the bedroom and bath.

The Company was founded in 1956 in Sonoma, California, by Charles E. Williams, currently Vice Chairman and a director of the Company. Williams-Sonoma was one of the first retailers of fine quality cookware in the United States. Two years later, the Sonoma store was moved to San Francisco. In 1972, the Company began to offer its Williams-Sonoma kitchen products through mail order catalogs. The Company expanded into areas of the home-centered business beyond kitchen products by acquiring: Gardeners Eden, a mail order merchandiser of home gardening equipment and accessories and housewares, in 1982; Pottery Barn, a retailer of home furnishings, accessories and housewares, in 1986; and California Closet Company, Inc., a direct marketer and installer of customized closet systems, in 1990. The Company also internally developed Hold Everything, a retail and mail order merchandiser of innovative household storage products, and Chambers, a mail order merchandiser of high-quality bed and bath products. In August 1994 the Company sold California Closet Company, Inc., which accounted for 2% of sales for the fiscal year ended January 30, 1994 (Fiscal 1993).

MERCHANDISING CONCEPTS

The Company has five merchandising concepts: Williams-Sonoma, Pottery Barn, Hold Everything, Gardeners Eden, and Chambers. The Company believes that these specialty concepts together can fulfill a customer's home-centered needs, from the kitchen and garden to the bedroom and bath.

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

As of January 28, 1996 the Company operated 240 retail stores, located in 32 states and the District of Columbia. This represents 139 Williams-Sonoma, 67 Pottery Barn, 32 Hold Everything, and 2 outlet stores. During Fiscal 1995 the Company opened 34 new large format stores and expanded 9 existing store sites to the larger format. The 27 larger format Williams-Sonoma stores are, on average, 56% larger than the average Williams-Sonoma store. The 16 large format Pottery Barn stores are, on average, 268% larger than the average Pottery Barn store. The Company plans 27 new or expanded large-format stores in Fiscal 1996 -- 14 Williams-Sonoma and 13 Pottery Barn. During Fiscal 1995, the Company closed 1 Williams-Sonoma store, 3 Hold Everything stores and 4 Pottery Barn stores.

MAIL ORDER OPERATIONS

The Company's mail order business began in 1972 when it introduced its flagship catalog, "A Catalog for Cooks," which markets the Williams-Sonoma concept. Since then, it has expanded its mail order business to include the four other concepts
- - Pottery Barn, Hold Everything, Gardeners Eden and Chambers. The mail order business complements the retail business by building customer awareness of a concept and acting as an effective advertising vehicle. In addition, the Company believes that the mail order catalogs act as a cost efficient means of testing market acceptance of new products.

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

During the 1994 and 1995 holiday seasons, the Company experienced difficulty in fulfilling some of its mail orders due to a delay in completing planned upgrades to the mail order equipment and computer systems in its Memphis facility. In addition, the increased volume of telephone orders and customer service calls during the two holiday seasons at times exceeded the handling capacity of the telemarketing center. The Company expects to resolve these issues by completing the Memphis upgrades in July 1996 and by building another call center in Las Vegas, Nevada which will effectively double the Company's ability to process mail orders.

SUPPLIERS

The Company purchases its merchandise from numerous foreign and domestic manufacturers and importers, none of which accounted for more than 5% of purchases during Fiscal 1995. Approximately 39% of the Company's merchandise is foreign-sourced. The primary sources for imported merchandise are located in Europe and Asia. The Company relies on long-standing arrangements with many of its buying agents.

MANAGEMENT INFORMATION SYSTEMS

The Company's management information systems (MIS) are designed to provide its management and other personnel with information necessary to control and manage its business. In 1995, the Company completed several key projects, including the expansion and upgrade of its automatic call directing phone switch which routes mail order customer calls, and enhanced merchandise receiving and electronic forms modules in the stores. In 1996, the Company is in the process of significantly upgrading the information systems and order processing equipment in the mail order distribution facility. The upgrade, originally scheduled for completion in the fall of 1995, is designed to address the problems the Company experienced in fulfilling customers' mail orders during the last two seasons due to inadequate equipment and systems. The Company expects to complete the upgrade in July 1996.

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

The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and net income have been realized during the period from October through December, and levels of net sales and net income have generally been significantly lower during the period from February through July. The Company believes this is the general pattern associated with the mail order and retail industries. In anticipation of its peak season, the Company hires a substantial number of additional employees in its retail stores and mail order processing and distribution areas, and incurs significant fixed catalog production and mailing costs. (See Quarterly Financial Information on page 31 of the 1995 Annual Report which is incorporated herein by reference).

EMPLOYEES

At January 28, 1996, the Company employed approximately 8,700 persons, approximately 2,900 of whom were full-time employees. During the 1995 peak season the Company hired approximately 3,000 temporary employees in its stores and in its mail order processing and distribution areas.

ITEM 2. PROPERTIES

The Company's corporate offices are located in two facilities in San Francisco, California. The primary headquarters building was purchased in 1993 with plans to consolidate the entire headquarters staff in the spring of 1995. As a result, in the fourth quarter of Fiscal 1993 the Company recorded a $3,000,000 reserve for the estimated cost of sub-leasing the leased space it planned to vacate when it moved into the new building prior to the expiration of the existing leases. Sales growth experienced in 1994 and planned growth in Fiscal 1995 required the Company to retain some of the leased space. Therefore, in the fourth quarter of Fiscal 1994 the Company reversed $2,000,000 of the lease reserves. In April 1994 the Company entered into a mortgage agreement with a bank, secured by the new corporate headquarters. The call center and second corporate office is held under a lease which was amended in January 1996. A third facility was in use as a call center at the end of the 1995 fiscal year but was subsequently closed and its employees relocated to the remaining offices.

On January 2, 1996, the Company entered an agreement to lease a 53,787 square-foot build-to-suit call center in Las Vegas, Nevada, which will approximately double the Company's capacity to process mail orders. The lease covers a ten-year term with three optional five-year renewal periods. The Company plans to occupy 35,867 square feet of the building in August 1996 and has an option for an additional 17,920 square-foot expansion.

In July 1984, the Company began distributing its merchandise through a centralized leased facility of approximately 243,000 square feet located in Memphis, Tennessee. In October 1986 an additional 190,000 square feet of distribution center was constructed. The lessor is a partnership consisting of two directors and/or officers of the Company. The construction of the entire facility was financed by the partnership through the aggregate issuance of $2,900,000 of industrial development bonds. The lease had an initial non-cancelable term of ten years expiring on June 30, 1994 with two optional five-year renewals by the Company. In December 1993, the Company exercised the two five-year renewal options and is now obligated to lease the space until June 30, 2004. In addition, the Company is obligated to renew the lease annually so long as the bonds which financed the project are outstanding. Effective July 1, 1994, the fixed basic monthly rent is $51,500. In connection with the December 1993 transaction, both the partnership and the Company provided to an unaffiliated bank an indemnity against certain environmental liabilities.

In August 1990, the Company entered into a lease agreement for an additional 307,000 square feet of distribution space adjacent to its existing Memphis facility. The lessor is a partnership that includes three directors and/or officers of the Company. The construction was financed by the partnership through the sale of $10,550,000 of industrial development bonds. In September 1994 the lease was amended to include an approximately 306,000 square-foot expansion, financed by the lessor through a $500,000 capital contribution from its partners and the sale of $9,825,000, 9.01% principal amount of industrial development bonds. The expansion was completed in October 1995. The amended lease has an initial, non-cancelable term of fifteen years, with three optional five-year renewals, and mandatory annual renewals so long as the bonds are outstanding. (See Note F of the Company's Consolidated Financial Statements).

The Company's net selling area totaled approximately 690,000 square feet of leased space at January 28, 1996 for 240 stores. All of the existing stores are leased by the Company with original lease terms ranging from three to twenty-five years, expiring between 1996 and 2015, except for one store with a 49-year lease term extending through 2040. Most leases for the Company's stores provide for contingent rent based upon sales. (See Note E of the Company's Consolidated Financial Statements).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the 1995 fiscal year.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

The Company's common stock is currently traded on the NASDAQ National Market System. Information contained under the caption "Common Stock" on page 31 of the 1995 Annual Report is incorporated herein by reference. The closing sales price of the Company's stock in the NASDAQ National Market System on April 22, 1996 was $23.125.

SHAREHOLDERS

The number of shareholders of record as of April 22, 1996 was approximately 619. This number excludes shareholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

The Company has never declared or paid a cash dividend on its common stock, and the current policy of its Board of Directors is to retain its earnings to finance future growth. In addition, the Company is prohibited from paying cash dividends by certain covenants in its bank credit agreement, its sublease for the Memphis distribution center, and its 7.2% Senior Notes due 2005.

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

ITEM 6. SELECTED FINANCIAL DATA

Information contained under the caption "Five Year Selected Financial Data" on page 17 of the 1995 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained under the caption "Management's Discussion and Analysis" on pages 18 - 20 of the 1995 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are incorporated by reference to pages 21 through 30 of the 1995 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K:

        Independent Auditors' Report

        Consolidated Balance Sheets as of January 28, 1996 and January 29, 1995

        Consolidated Statements of Earnings for each of the three fiscal years in the period ended January 28, 1996

        Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended January 28, 1996

        Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 28, 1996

        Notes to Consolidated Financial Statements

The quarterly information contained under the caption "Quarterly Financial Information" on page 31 of the 1995 Annual Report is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information relating to the aggregate cash compensation paid by the Company to each of its five most highly compensated executive officers for the fiscal year ended January 28, 1996, is contained under the caption "Executive Compensation" on pages 9 through 14 of the Proxy Statement and is incorporated herein by reference (except the information contained in the Compensation Committee Report and the Performance Graph).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Information with respect to those persons known to the Company to be beneficial owners of more than 5% of its common stock as of April 22, 1996, is contained under the caption "Voting Securities and Principal Shareholders" on pages 2 through 4 of the Proxy Statement and is incorporated herein by reference.

b) Information concerning the beneficial ownership of the Company's common stock by its directors, by each executive officer named in the "Summary Compensation Table" set forth on page 9 of the Proxy Statement, and by its directors and officers as a group, as of April 22, 1996, is contained in the tables under the captions "Voting Securities and Principal Shareholders" and "Election of Directors" on pages 1 through 8 of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is contained under the caption "Certain Transactions" on page 8 of the Proxy Statement and is incorporated herein by reference (see Note F of Notes to Consolidated Financial Statements).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Documents filed as part of the Form 10-K: See Item 8 for a list of Financial Statements incorporated herein by reference.

(a)(2)  Financial Statement Schedules

        Description                                                        Page
        -----------                                                        ----
        Independent Auditors' Report on Financial Statement Schedule        12

        Schedule II    Valuation and Qualifying Accounts                    13

        Schedules other than those referred to above have been omitted because they are not required or are not applicable.

(b) Reports on Form 8-K: No Form 8-K filings were made during the last quarter of the fiscal year ended January 28, 1996.

(c)     Exhibits: See Exhibit Index on pages 16 through 19.

                      [DELOITTE & TOUCHE LLP LETTERHEAD]



INDEPENDENT AUDITORS' REPORT ON FINANCIAL
  STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Williams-Sonoma, Inc.

We have audited the consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries as of January 28, 1996 and January 29, 1995, and for each of the three fiscal years in the period ended January 28, 1996, and have issued our report thereon dated April 15, 1996; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Williams-Sonoma, Inc. and subsidiaries listed on Item 14. This financial statement schedule is the reponsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

April 15, 1996

                                  SCHEDULE II

                      WILLIAMS-SONOMA, INC. & SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

Column A                           Column B     Column C     Column D       Column E
- --------                           --------     --------     --------       --------

                                                Additions
                                  Balance at   Charged to                  Balance at
                                  Beginning     Costs and                    End of
Description                       of Period     Expenses    Deductions       Period
- -----------                       ---------     --------    ----------       ------
Period Ended January 30, 1994:
Allowance for Doubtful Accounts    $628,000     $ 42,000    $332,000 (A)    $338,000

Period Ended January 29, 1995:
Allowance for Doubtful Accounts    $338,000     $ 14,000    $113,000 (B)    $239,000

Period Ended January 28, 1996:
Allowance for Doubtful Accounts    $239,000     $119,000    $120,000 (A)    $238,000

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

                                               WILLIAMS-SONOMA, INC.

        Date: April 26, 1996                   By /s/W. Howard Lester
                                                  -------------------
                                                  Chairman and
                                                  Chief Executive Officer

        Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Date: April 26, 1996                        /s/W. Howard Lester
                                                    -------------------
                                                    W. Howard Lester
                                                    Chairman
                                                    Chief Executive Officer

        Date: April 26, 1996                        /s/Dennis A. Chantland
                                                    ----------------------
                                                    Dennis A. Chantland
                                                    Executive Vice President
                                                    Chief Administrative Officer
                                                    Acting Chief Financial
                                                      Officer
                                                    Secretary

        Date: April 26, 1996                        /s/Jerry S. B. Dratler
                                                    -------------------
                                                    Jerry S. B. Dratler
                                                    Vice President
                                                    Controller
                                                    Chief Accounting Officer

        Date: April 26, 1996                        /s/Charles E. Williams
                                                    ----------------------
                                                    Charles E. Williams
                                                    Vice-Chairman
                                                    Director

        Date: April 26, 1996                        /s/Gary G. Friedman
                                                    -------------------
                                                    Gary G. Friedman
                                                    Executive Vice President
                                                    President-Retail Division
                                                    Director

        Date: April 26, 1996                        /s/Patrick J. Connolly
                                                    ----------------------
                                                    Patrick J. Connolly
                                                    Executive Vice President
                                                    General Manager, Catalog
                                                    Director

        Date: April 26, 1996                        /s/James A. McMahan
                                                    -------------------
                                                    James A. McMahan
                                                    Director

        Date: April 26, 1996                        /s/Nathan Bessin
                                                    ----------------
                                                    Nathan Bessin
                                                    Director

        Date: April 26, 1996                        /s/F. Warren Hellman
                                                    --------------------
                                                    F. Warren Hellman
                                                    Director

        Date: April 26, 1996                        /s/Millard S. Drexler
                                                    ---------------------
                                                    Millard S. Drexler
                                                    Director

        Date: April 26, 1996                        /s/John Martin
                                                    --------------
                                                    John Martin
                                                    Director


        Date: April 26, 1996                        /s/ James M. Berry
                                                    ------------------
                                                    James M. Berry
                                                    Director

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                                    FOR THE
                       FISCAL YEAR ENDED JANUARY 28, 1996

EXHIBIT
NUMBER       EXHIBIT DESCRIPTION                                                   PAGE NO.
3.1          Certificate of Amendment of the Restated Articles of Incorporation,
             (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-2 filed with the Commission on
             June 28, 1990 as amended by amendment number 1 on Form S-2 filed with the Commission on July 17, 1990)

3.1 A        Restated Articles of Incorporation (incorporated by reference to
             Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended January 31, 1988, as filed with the Commission on April
             29, 1988)

3.1 B        Restated Articles of Incorporation (incorporated by reference to
             Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended October 29, 1995, as filed with the Commission on December
             12, 1995)

3.2 Restated and Amended Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-K for the fiscal year ended January 31, 1988, as filed with the Commission on April 29, 1988)

10.1         1983 Incentive Stock Option Plan and Form of Agreement
             (incorporated by reference to Exhibit 10.2 to the Company's
             Registration Statement on Form S-1, as filed with the Commission on May 25, 1983)

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

10.2 A The Amendment, dated December 1, 1985, to the lease for the distribution center, dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company's Report on Form 10-K for the fiscal year ended February 3, 1985, as filed with the Commission on April 26, 1985)

10.2 B       The Sublease, dated as of August 1, 1990, by and between
             Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the period ended October 28, 1990, as filed with the Commission on December
             12, 1990)

10.2 C       Second Amendment to Lease between the Company and the
             Lester-McMahan Partnership, dated December 1, 1993 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form
             10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994)

10.2 D       Second Amendment to Sublease between the Company and
             Hewson-Memphis Partners, dated September 1, 1994 (incorporated by reference to Exhibit 10.38 to the Company's Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994)

10.2 E       Third Amendment to Sublease between the Company and
             Hewson-Memphis Partners, dated October 24, 1995 (incorporated by reference to Exhibit 10.2E to the Company's Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 12, 1995)

10.3         The lease for the Company's Corporate Offices at 100 North Point
             Street, San Francisco, California dated January 13, 1986, between the Company as lessee and Northpoint Investors as lessor
             (incorporated by reference to Exhibit 10.49 to the Company's Report on Form 10-K for the year ended February 3, 1985, as filed with the Commission on April 26, 1985)

10.3 A First amendment to the lease for the Company's Corporate Offices at 100 North Point Street, San Francisco, California dated January
             5, 1996, between the Company as lessee and Northpoint Investors as lessor

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

10.6 B       Continuing Guaranty from Pottery Barn East Inc. to Bank of
             America, NT & SA, dated August 7, 1995 (incorporated by reference to
             Exhibit 10.6 F to the Company's Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12,
             1995)

10.6 C       Continuing Guaranty from Hold Everything, Inc. to Bank of America,
             NT & SA, dated August 7, 1995 (incorporated by reference to Exhibit
             10.6 G to the Company's Report on Form 10-Q for the period ended
             July 30, 1995 as filed with the Commission on September 12, 1995)

10.6 D       Continuing Guaranty from Williams-Sonoma Stores, Inc. to Bank of
             America, NT & SA, dated August 7, 1995 (incorporated by reference to
             Exhibit 10.6 H to the Company's Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12,
             1995)

10.6 E Continuing Guaranty from Chambers Catalog Company, Inc. to Bank of America, NT & SA, dated August 7, 1995 (incorporated by reference to Exhibit 10.6 I to the Company's Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12, 1995)

10.6 F       Continuing Guaranty from Gardener's Eden, Inc. to Bank of America,
             NT & SA, dated August 7, 1995 (incorporated by reference to Exhibit
             10.6 J to the Company's Report on Form 10-Q for the period ended
             July 30, 1995 as filed with the Commission on September 12, 1995)

10.6 G Second Amended and Restated Credit Agreement between the Company and Bank of America, NT & SA, dated March 29, 1996

10.7         Purchase and Sale Agreement between the Company and
             Bancroft-Whitney, a division of Thomson Legal Publishing, Inc., dated December 14, 1993 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29,
             1994)

10.7 A       Standing Loan Agreement and Deed of Trust between the Company and
             Bank of America, NT & SA, dated March 9, 1994 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form
             10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994)

10.7 B       Master Agreement between the Company and Bank of America, NT &
             SA, dated March 30, 1994 (incorporated by reference to Exhibit
             10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April
             29, 1994)

10.8         Stock Purchse Agreement between the Company and Bill Levine, dated
             August 12, 1994 (incorporated by reference to Exhibit 10.36 to the
             Company's Report on Form 10-Q for the period ended July 31, 1994 as filed with the Commission on September 13, 1994)

10.9         Note Agreement for $40,000,000 7.2% Senior Notes, dated August 1,
             1995 (incorporated by reference to Exhibit 10.9 to the Company's
             Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12, 1995)

10.9A        Guaranty Agreement for $40,000,000 Senior Notes, dated August 1,
             1995 (incorporated by reference to Exhibit 10.9A to the Company's
             Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12, 1995)

10.9B        Intercreditor Agreement for $40,000,000 Senior Notes, dated August
             1, 1995 (incorporated by reference to Exhibit 10.9B to the Company's Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12, 1995)

10.10        Purchase Agreement for $40,000,000 5.25% Convertible, Subordinated
             Notes, dated April 10, 1996

10.10 A      Indenture for $40,000,000 Convertible, Subordinated Notes, dated
             April 15, 1996

10.10 B      Registration Rights Agreement relating to $40,000,000 Convertible,
             Subordinated Notes, dated April 15, 1996

10.11        Lease dated January 2, 1996, between Howard Hughes Properties,
             Limited Partnership, as lessor and the Company as lessee

10.11 A      Reimbursement Agreement between Howard Hughes Properties, Limited
             Partnership, and the Company, dated December 11, 1995

11           Statement re computation of per share earnings

13           Annual report to security holders

21           Subsidiaries

23           Independent Auditors' Consent

27           Financial Data Schedule