Form 10-Q
period 1996-04-28
WILLIAMS SONOMA INC
filed 1996-06-11
CIK 719955

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549
                   ---------------------------------
                               FORM 10-Q


(Mark One)
x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF  1934

            For the quarterly period ended  April 28, 1996.

o  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

        For the transition period from              to
                                       ------------    -----------


                     Commission file number 2-83992


                         WILLIAMS-SONOMA, INC.
- ----------------------------------------------------------------------------
        (Exact Name of Registrant as Specified in Its Charter)

                    California                                                 94-2203880
- -------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)    (I.R.S. Employer Identification No.)


     3250 Van Ness Avenue, San Francisco, CA                                     94109
- -------------------------------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                                 (Zip Code)


Registrant's Telephone Number, Including Area Code  (415) 421-7900
                                                    --------------


- --------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
  Report.

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

   As of June 3, 1996, 25,464,833 shares of the Registrant's Common Stock were outstanding.

                                     WILLIAMS-SONOMA, INC.
                                      REPORT ON FORM 10-Q
                             FOR THE QUARTER ENDED APRIL 28, 1996

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

                     Condensed Consolidated Balance Sheets
                          April 28, 1996, January 28, 1996, and April 30, 1995

                     Condensed Consolidated Statements of Operations
                          Thirteen weeks ended April 28, 1996, and April 30, 1995

                     Condensed Consolidated Statements of Cash Flows
                          Thirteen weeks ended April 28, 1996, and April 30, 1995

                     Notes to Condensed Consolidated Financial Statements

Item 2.         Management's Discussion and Analysis of Results of Operations and                      (7)
                Financial Condition

                                 PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings                                                                       (9)

Item 6.        Exhibits and Reports on Form 8-K                                                        (9)

                                PART I - FINANCIAL INFORMATION
                                ITEM 1. FINANCIAL STATEMENTS

                            WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Amounts in thousands)
                                          (Unaudited)

                                                            April 28,       January 28,       April 30,
                                                               1996             1996              1995
                                                             --------        -----------       -------

ASSETS
Current assets:
  Cash and cash equivalents                                 $  2,930          $   4,166         $   5,897
  Accounts receivable (net)                                   13,824             13,157             6,316
  Merchandise inventories                                    113,440            121,603           105,923
  Prepaid expenses and other assets                           11,576              6,506             9,567
  Prepaid catalog expenses                                    10,873             15,613            12,459
  Deferred income taxes                                          139                139               259
                                                             -------            -------         ---------
    Total current assets                                     152,782            161,184           140,421


Property and equipment (net)                                 154,378            147,302            87,155
Investments and other assets (net)                             7,517              6,570             6,272
Deferred income taxes                                          4,040              4,040             4,021
                                                             -------            -------         ---------
                                                           $ 318,717          $ 319,096        $  237,869
                                                           =========          =========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $42,269          $  58,295         $  36,075
  Accrued expenses                                             7,744              8,323             5,280
  Accrued salaries and benefits                                9,013              8,666             7,986
  Line of credit                                              10,900             29,600            40,000
  Current portion of long-term debt                              125                125               141
  Customer deposits                                            9,034              9,587             5,713
  Other liabilities                                            2,894              5,565             2,506
  Income taxes payable                                            --              1,947                --
                                                              ------            -------           -------
    Total current liabilities                                 81,979            122,108            97,701

Deferred lease credits and other liabilities                  30,580             28,578            15,494
Long-term debt                                                86,806             46,757             6,749
Shareholders' equity                                         119,352            121,653           117,925
                                                             -------            -------         ---------
                                                           $ 318,717          $ 319,096         $ 237,869
                                                           =========          =========         =========


           See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                                     Thirteen Weeks Ended
                                                  April 28,        April 30,
                                                     1996            1995
                                                     ----            ----

Net sales                                          $157,396         $118,160

Costs and expenses:
  Cost of goods sold and occupancy                  102,775           73,778
  Selling, general and administrative                57,180           44,584
                                                     ------           ------
       Total costs and expenses                     159,955          118,362
                                                    -------          -------

       Earnings (loss) from operations               (2,559)            (202)
Interest expense - net                                1,541              350
                                                      -----              ---
       Earnings (loss) before income taxes           (4,100)            (552)

Income taxes (benefit)                               (1,722)            (226)
                                                     -------            ----

        Net earnings (loss)                        $ (2,378)         $  (326)
                                                   =========         ========

Earnings (loss) per share:
        Primary                                    $  (0.09)         $ (0.01)
        Fully diluted                                   *                *

Average number of common shares outstanding:
        Primary                                      25,432           25,343
        Fully diluted                                   *                *

 * Incremental shares from assumed exercise of stock options and convertible debt are antidilutive for primary and fully diluted loss per share, and therefore not presented.

           See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                             (Unaudited)

                                                      Thirteen Weeks Ended
                                                     April 28,    April 30,
                                                        1996         1995
                                                        ----         ----

Cash flows from operating activities:
 Net earnings (loss)                                 $  (2,378) $    (326)
  Adjustments to reconcile net earnings (loss)
  to net cash used in operating activities:
    Depreciation and amortization                        5,294      3,451
    Amortization of deferred lease incentives             (715)      (301)
    Change in allowance for doubtful accounts               14         19
    Change in deferred rents                                61        (81)
    Loss on disposal of assets                              --        180
    Change in:
      Accounts receivable                                 (681)      (941)
      Merchandise inventories                            8,163    (17,973)
      Prepaid catalog expenses                           4,740     (1,254)
      Prepaid expenses and other assets                 (5,071)    (1,827)
      Accounts payable                                 (10,353)    (7,832)
      Accrued expenses and other liabilities            (2,701)     1,015
      Deferred lease incentives                          2,655      1,625
      Income taxes payable                              (1,947)    (9,545)
                                                        -------    -------
        Net cash used in operating activities           (2,919)   (33,790)
                                                        -------   --------
Cash flows from investing activities:
  Purchases of property and equipment                  (13,079)   (13,163)
  Other investments                                          7         21
  Proceeds from sale of property and equipment               1        796
                                                       --------   --------
       Net cash used in investing activities           (13,071)   (12,346)
                                                       --------   --------

Cash flows from financing activities:
 Change in cash overdrafts                              (5,672)    (5,451)
 Borrowings under line of credit                        67,180     51,700
 Repayments under line of credit                       (85,880)   (11,700)
 Proceeds from long-term debt                           40,000         --
 Long term debt issuance costs                          (1,000)        --
 Repayment of long-term debt                               (31)       (32)
 Proceeds from exercise of stock options                    77         35
 Change in other long term liabilities                      80         --
                                                        ------     ------
      Net cash provided by financing activities         14,754     34,552
                                                        ------     ------
      Net decrease in cash and cash equivalents         (1,236)   (11,584)

      Cash and cash equivalents at beginning of period   4,166     17,481
                                                         -----     ------
      Cash and cash equivalents at end of period     $   2,930   $  5,897
                                                     =========   ========

           See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             Thirteen Weeks Ended April 28, 1996 and April 30, 1995


NOTE A.  FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of April 28, 1996, and April 30, 1995, the condensed consolidated statements of operations for the thirteen week periods ended April 28, 1996, and April 30, 1995, and condensed consolidated statements of cash flows for the thirteen week periods ending April 28, 1996, and April 30, 1995, have been prepared by Williams-Sonoma, Inc., (the Company) without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 28, 1996, presented herein, has been prepared from the audited balance sheet of the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended January 28, 1996.

Certain reclassifications have been made to the prior year financial statements to conform to classifications used in the current period.

The results of operations for the thirteen weeks ended April 28, 1996, are not necessarily indicative of the operating results of the full year.

NOTE B. DEBT

On April 15, 1996, the Company issued $40,000,000 principal amount of 5.25% convertible, subordinated notes (Convertible Notes) due April 15, 2003. Net proceeds from the transaction amounted to $38,739,000 and will be used to provide the Company with a long-term source of working capital. Interest is payable semi-annually beginning in October 1996. The Convertible Notes are convertible into shares of common stock at any time on or after July 15, 1996, at a conversion price of $26.10 per share (equivalent to a conversion rate of 38.3 shares per $1,000 principal amount). The conversion price is subject to adjustment in certain events, including stock splits, and stock dividends. In the event of a change in control, holders of the Convertible Notes may, at their option, require the Company to repurchase all or any portion of the principal amount. The agreement does not restrict the Company from incurring additional indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NET SALES
Net sales consists of the following components (dollars in thousands):

                  Thirteen Weeks Ended        Thirteen Weeks Ended
                     April 28, 1996             April 30, 1995

Catalog sales       $   66,311    42.1%         $   52,965    44.8%
Retail sales            91,085    57.9%             65,195    55.2%
                    ----------   ------         ----------   ------
                    $  157,396   100.0%         $  118,160   100.0%
                    ==========   ======         ==========   ======

SALES
Net sales for Williams-Sonoma, Inc. and its subsidiaries (the Company) for the thirteen weeks ended April 28,1996 (First Quarter of 1996), were $157,396,000-- an increase of $39,236,000 over the thirteen weeks ended April 30,1995 (First Quarter of 1995).

Catalog sales in the First Quarter of 1996 increased 25% over the same period of the prior year. While all concepts recorded at least modest gains, Pottery Barn accounted for 80% of the total growth in catalog sales. This is partly attributable to a 32% increase in the number of Pottery Barn catalogs mailed, compared to a 16.3% decrease in the total number of catalogs mailed for the remaining concepts. Overall, the total number of catalogs mailed in the First Quarter remained relatively flat compared to the same period of the prior year-- a decision which was driven primarily by increases in the Company's cost of paper.

Retail sales increased 40% over the same period of the prior year. The Company operated 244 stores at the end of the quarter--a net increase of 25 since April 30, 1995, and same store sales in the First Quarter of 1996 increased 7.5% over the prior year. The Pottery Barn concept was responsible for 62% of the retail sales growth in the First Quarter. The Company plans to open or expand 28 stores in 1996 (5 of which were opened in the First Quarter) which will increase store selling square footage by approximately 19%.

COST OF GOODS SOLD AND OCCUPANCY
Cost of goods sold and occupancy expense for the First Quarter of 1996 increased as a percentage of net sales from 62.4% in the First Quarter of 1995 to 65.3%. Higher occupancy expenses, which were primarily due to higher depreciation expense for the Memphis distribution center and a second corporate headquarters facility, as well as the Company's program to bring its inventory in line with planned sales by taking markdowns, were the principal reasons for this increase.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expense as a percentage of net sales decreased 1.4 percentage points in the First Quarter of 1996, to 36.3% from 37.7% in the First Quarter of 1995. Advertising expenditures declined
 .9 percentage points and employment costs declined .2 percentage points.

INTEREST EXPENSE
Interest expense in the thirteen weeks ended April 28,1996, increased $1,190,000 over the same period of the prior year due to higher borrowings used to fund new stores and the Memphis distribution center expansion. The Company borrowed $40,000,000 for ten years at 7.2% on August 14, 1995, and sold $40,000,000 of
5.25% convertible subordinated notes due 2003 on April 15,1996. Proceeds were used to reduce bank line borrowings, which averaged $35,747,000 during the First Quarter of 1996 versus $47,033,000 during the year ended January 28, 1996.

INCOME TAXES
The Company's effective tax rate for the First Quarter of 1996 was 42.0% -- an increase of 1.1% over the same period of the prior year. This is a result of the higher aggregate state tax rates based on the mix of retail sales and catalog sales in the various states where the Company has sales or conducts business.

LIQUIDITY AND CAPITAL RESOURCES
Working capital at April 28, 1996, increased by $28,083,000 over that at April 30, 1995, primarily due to a reduction in the Company's bank line borrowings as a result of the issuance of $40,000,000 of convertible debentures, discussed
below.   Net cash used in operating activities in the First Quarter of 1996 improved $30,871,000, which is primarily attributable to the decrease in merchandise inventories. Net cash used in investing activities of $13,071,000 in the First Quarter of 1996 includes expenditures of $8,357,000 for new stores and $3,574,000 for the Memphis distribution center. On April 15,1996, the Company sold $40,000,000 of 5.25% convertible subordinated notes due 2003 which will be convertible at any time on or after July 15,1996, into shares of the Company's common stock at a conversion price of $26.10 per share (or 38.3 shares per $1,000 of principal amount). The proceeds from the sale of the notes were used to reduce bank borrowings.

The capital expenditures made in the First Quarter of 1996 are the continuation of an expansion program begun in 1995, when the Company invested $86,513,000 principally on new stores and the expansion of its Memphis distribution facility. These expenditures were financed through $16,224,000 of landlord construction allowances, the issuance of $40,000,000 ten-year notes at 7.2% and increased bank borrowings. The Company is planning net capital expenditures in 1996 of approximately $30,000,000.

The Company's existing credit agreement was renewed on March 29, 1996, with a 360-day, combined letter of credit and credit facility. The aggregate principal amount available under the renewed line of credit varies according to seasonal requirements from a high of $90,000,000 ( $80,000,000 for cash advances) to a low of $60,000,000 ($35,000,000 for cash advances). This represents a lower overall commitment of funds for the Company than was available under the prior credit agreement.

SEASONALITY
The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and net income have been realized during the period from October through December , and levels of net sales and net income have generally been significantly lower during the period from February through July. The Company believes this is the general pattern associated with the mail order and retail industries. In anticipation of its peak season, the Company hires a substantial number of additional employees in its retail stores and mail order processing and distribution areas, and incurs significant fixed catalog production and mailing costs.

FORWARD LOOKING STATEMENTS
Except for historical information contained herein, the matters discussed in this document are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's ability to improve planning and control processes and other infrastructure issues, the potential for construction and other delays in store openings, the Company's dependence on external funding sources, a limited operating history for the Company's new, large-format stores, the potential for changes in consumer spending patterns, consumer preferences and overall economic conditions, the Company's dependence on foreign suppliers and increasing competition in the specialty retail business. Other factors that could cause actual results to differ materially from those set forth in such forward-looking statements include the risks and uncertainties detailed in the Company's most recent Form 10-K and its other filings with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION
                          ITEM 1 - LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company. The Company is, however,involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.


                 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT NUMBER     EXHIBIT DESCRIPTION
- --------------     --------------------------------------------------------------

11                 Statement re computation of per share earnings
27                 Financial Data Schedule

(b) There have been no reports on Form 8-K filed during the quarter for which this report is being filed.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WILLIAMS-SONOMA, INC.



                                           By:  /s/Dennis A. Chantland
                                              ------------------------
                                              Dennis A. Chantland
                                              Executive Vice President
                                              Chief Administrative Officer
                                              Acting Principal Financial Officer



Dated: June 3, 1996