Form 10-Q
period 1996-07-28
WILLIAMS SONOMA INC
filed 1996-09-09
CIK 719955

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549
                   ---------------------------------
                               FORM 10-Q


(Mark One)
x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF  1934

            For the quarterly period ended  July 28, 1996.

o  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

        For the transition period from              to
                                       ------------    -----------


                     Commission file number 2-83992


                         WILLIAMS-SONOMA, INC.
- - ----------------------------------------------------------------------------
        (Exact Name of Registrant as Specified in Its Charter)

                    California                                                 94-2203880
- - -------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)    (I.R.S. Employer Identification No.)


     3250 Van Ness Avenue, San Francisco, CA                                     94109
- - -------------------------------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                                 (Zip Code)


Registrant's Telephone Number, Including Area Code  (415) 421-7900
                                                    --------------


- - --------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
  Report.

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

   As of September 5, 1996, 25,496,898 shares of the Registrant's Common Stock were outstanding.

                                     WILLIAMS-SONOMA, INC.
                                      REPORT ON FORM 10-Q
                             FOR THE QUARTER ENDED JULY 28, 1996

                                       TABLE OF CONTENTS

                                PART I.  FINANCIAL INFORMATION



Item 1.         Financial Statements

                     Condensed Consolidated Balance Sheets
                          July 28, 1996, January 28, 1996, and July 30, 1995

                     Condensed Consolidated Statements of Operations
                          Thirteen weeks ended July 28, 1996, and July 30, 1995
                          Twenty-six weeks ended July 28, 1996, and July 30,
                          1995

                     Condensed Consolidated Statements of Cash Flows
                          Twenty-six weeks ended July 28, 1996, and July 30,
                          1995

                     Notes to Condensed Consolidated Financial Statements

Item 2.         Management's Discussion and Analysis of Results of Operations and
                Financial Condition

                                 PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

Item 4.        Submission of Matters to a Vote of Security Holders

Item 6.        Exhibits and Reports on Form 8-K

                                PART I - FINANCIAL INFORMATION
                                ITEM 1. FINANCIAL STATEMENTS

                            WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Amounts in thousands)
                                          (Unaudited)

                                                             July 28,       January 28,        July 30,
                                                               1996             1996              1995
                                                             --------        -----------       -------

ASSETS
Current assets:
  Cash and cash equivalents                                  $ 6,176          $   4,166         $   5,233
  Accounts receivable (net)                                    9,737             13,157             5,779
  Merchandise inventories                                    101,284            121,603           127,644
  Prepaid expenses and other assets                           12,957              6,506             8,546
  Prepaid catalog expenses                                    11,342             15,613            13,797
  Deferred income taxes                                          139                139               259
                                                             -------            -------         ---------
    Total current assets                                     141,635            161,184           161,258


Property and equipment (net)                                 163,453            147,302           102,872
Investments and other assets (net)                             7,867              6,570             6,242
Deferred income taxes                                          4,040              4,040             4,021
                                                             -------            -------         ---------
                                                           $ 316,995          $ 319,096        $  274,393
                                                           =========          =========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $47,824          $  58,295         $  39,622
  Accrued expenses                                             8,308              8,323             3,067
  Accrued salaries and benefits                                8,747              8,666             7,108
  Line of credit                                                  --             29,600            75,900
  Current portion of long-term debt                              125                125               125
  Customer deposits                                            9,846              9,587             6,033
  Other liabilities                                            2,870              5,565             2,911
  Income taxes payable                                            --              1,947                --
                                                              ------            -------           -------
    Total current liabilities                                 77,720            122,108           134,766

Deferred lease credits                                        33,213             28,578            15,656
Long-term debt and other liabilities                          46,854             46,757             6,718
Convertible debt                                              40,000                 --                --
Shareholders' equity                                         119,208            121,653           117,253
                                                             -------            -------         ---------
                                                           $ 316,995          $ 319,096         $ 274,393
                                                           =========          =========         =========


           See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                                     Thirteen Weeks Ended           Twenty-six Weeks Ended
                                                   July 28,         July 30,       July 28,         July 30,
                                                     1996            1995            1996            1995
                                                     ----            ----            ----            ----

Net sales                                          $155,499         $127,733        $312,895         $245,893

Costs and expenses:
  Cost of goods sold and occupancy                  101,644           84,105         204,419          157,883
  Selling, general and administrative                53,451           44,144         110,631           88,728
                                                    -------          -------         -------          -------
       Total costs and expenses                     155,095          128,249         315,050          246,611
                                                    -------          -------         -------          -------

       Earnings (loss) from operations                  404             (516)         (2,155)            (718)
Interest expense (net)                                1,476              888           3,017            1,238
                                                     -------            -----         -------          -------
       Loss before income taxes                      (1,072)          (1,404)         (5,172)          (1,956)

Income taxes (benefit)                                 (450)            (590)         (2,172)            (816)
                                                     -------            -----         -------          -------

        Net loss                                  $     (622)         $  (814)       $ (3,000)         $(1,140)
                                                   =========         ========       =========         ========

Loss per share:
        Primary and fully diluted                   $ (0.02)         $ (0.03)       $  (0.12)         $ (0.04)

Average number of common shares outstanding:
        Primary and fully diluted                    25,460           25,359          25,442           25,348



           See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                             (Unaudited)

                                                              Twenty-six Weeks Ended
                                                               July 28,     July 30,
                                                                 1996         1995
                                                                 ----         ----

Cash flows from operating activities:
 Net loss                                                     $  (3,000) $  (1,140)
  Adjustments to reconcile net loss
  to net cash provided by(used in) operating activities:
    Depreciation and amortization                                10,917      7,236
    Amortization of deferred lease credits                       (1,493)      (631)
    Change in allowance for doubtful accounts                        50         55
    Change in deferred rents                                       (257)      (120)
    Loss on disposal of assets                                       --        466
    Change in:
      Accounts receivable                                         3,371       (440)
      Merchandise inventories                                    20,319    (39,694)
      Prepaid expenses and other assets                          (6,451)        (7)
      Prepaid catalog                                             4,271     (2,592)
      Accounts payable                                           (8,507)    (5,608)
      Accrued expenses and other liabilities                     (1,371)    (1,457)
      Deferred lease credits                                      6,385      2,246
      Income taxes payable                                       (1,947)   (10,351)
                                                                 -------    -------
        Net cash provided by (used in) operating activities      22,287   (52,037)
                                                                 -------   --------
Cash flows from investing activities:
  Purchases of property and equipment                           (28,038)   (32,915)
  Proceeds from sale of property and equipment                       --        797
O  Other investments                                                  --         20
                                                                --------   --------
       Net cash used by investing activities                    (28,038)   (32,098)
                                                                --------   --------

Cash flows from financing activities:
 Change in cash overdrafts                                       (1,964)    (4,127)
 Borrowings under line of credit                                119,180    105,300
 Repayments under line of credit                               (148,780)   (29,400)
 Proceeds from convertible debt                                  40,000         --
 Long term debt issuance costs                                   (1,327)        --
 Repayment of long term debt                                        (31)       (63)
 Proceeds from exercise of stock options                            555        177
 Change in other long term liabilities                              128         --
                                                                 ------     ------
      Net cash provided by financing activities                   7,761     71,887
                                                                 ------     ------
      Net increase (decrease) in cash and cash equivalents         2,010   (12,248)

      Cash and cash equivalents at beginning of period            4,166     17,481
                                                                  -----     ------
      Cash and cash equivalents at end of period              $   6,176   $  5,233
                                                              =========   ========

           See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      Thirteen and Twenty-six Weeks Ended July 28, 1996 and July 30, 1995
                                 (Unaudited)


NOTE A.  FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of July 28, 1996, and July 30, 1995, the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended July 28, 1996, and July 30, 1995, and con-densed consolidated statements of cash flows for the twenty-six week periods ending July 28, 1996, and July 30, 1995, have been prepared by Williams-Sonoma, Inc., (the Company) without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 28, 1996, presented herein, has been prepared from the audited balance sheet of the Company.

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

The results of operations for the thirteen and twenty-six weeks ended July 28, 1996, are not necessarily indicative of the operating results of the full year.

NOTE B. DEBT

On April 15, 1996, the Company issued $40,000,000 principal amount of 5.25% convertible, subordinated notes (Convertible Notes) due April 15, 2003. Net proceeds from the transaction amounted to $38,673,000 and will be used to provide the Company with a long-term source of working capital. Interest is payable semi-annually beginning in October 1996. The Convertible Notes are convertible into shares of common stock at any time on or after July 15, 1996, at a conversion price of $26.10 per share (equivalent to a conversion rate of 38.3 shares per $1,000 principal amount). The conversion price is subject to adjustment in certain events, including stock splits, and stock dividends. In the event of a change in control, holders of the Convertible Notes may, at their option, require the Company to repurchase all or any portion of the principal amount. The agreement does not restrict the Company from incurring additional indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NET SALES
Net sales consists of the following components (dollars in thousands):

                             Thirteen Weeks Ended                           Twenty-six Weeks Ended
                       July 28, 1996         July 30, 1995           July 28, 1996           July 30, 1995
Catalog sales       $   55,721    35.8%   $  52,892     41.4%      $ 122,032     39.0%   $ 105,857      43.0%

Retail sales            99,778    64.2%      74,841     58.6%        190,863     61.0%     140,036      57.0%

                    ----------   ------   ----------   ------      ----------   ------   -----------   ------
                     $ 155,499   100.0%   $ 127,733    100.0%      $ 312,895    100.0%    $ 245,893    100.0%
                    ==========   ======   ==========   ======      ==========   ======   ===========   ======

SALES
Net sales for Williams-Sonoma, Inc. and its subsidiaries (the Company) for the twenty-six and thirteen weeks ended July 28, 1996 (Year-to-Date and Second Quarter of 1996,respectively) increased 27.2% and 21.7%, respectively, over the same periods of the prior year.

Year-to-Date catalog sales increased 15.3% over the comparable period of the prior year and grew 5.4% in the Second Quarter of 1996 as compared to the same period of 1995. In these periods, the total number of catalogs mailed remained relatively flat compared to similar periods of the prior year. For the Year-to-Date and Second Quarter 1996, Pottery Barn sales accounted for 74.5% and 47.0%, respectively, of the growth in catalog sales. In the third quarter of 1996, Pottery Barn will be changing the focus of its merchandise from country living to a sleeker, more urban design.

Year-to-Date and Second Quarter 1996 retail sales increased 36.3% and 33.3%, respectively, over the comparable periods of 1995. The Company operated 246 stores at the end of the Second Quarter 1996--a net increase of 11% since July 30, 1995. Comparable store sales for the Year-to-Date and Second Quarter 1996 increased 4.8% and 2.6% over the same periods of the prior year. Pottery Barn accounted for 63.4% and 65.3% of the growth in Year-to-Date and Second Quarter retail sales, respectively, primarily due to new store openings and expansions. The Company plans to open or expand 28 stores in fiscal 1996 (12 of which were opened during the Year-to-Date period) which will increase store selling square footage by approximately 19% over selling square footage as of January 28, 1996.

COST OF GOODS SOLD AND OCCUPANCY
Cost of goods sold and occupancy expense as a percent of net sales decreased
0.4 percentage points to 65.4% in the Second Quarter of 1996 as compared to 65.8% for the same period of the prior year, principally due to an improvement in the merchandise margin which was partially offset by increased occupancy expense. For the Year-to-Date, the cost of goods sold and occupancy expense rate increased as a percentage of net sales by 1.1 percentage points to 65.3% from 64.2%, primarily as a result of merchandise markdowns taken in the first quarter to bring inventory levels in line with planned sales as well as increased occupancy expense.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expense as a percentage of net sales decreased 0.7 percentage points for the Year-to-Date, to 35.4% from 36.1% in the comparable period of 1995, and decreased 0.2 percentage points in the Second Quarter of 1996 to 34.4% compared to 34.6% for the same period of the prior year. Most of the improvement in both periods is due to lower advertising costs due to the accelerating growth in retail sales as compared to catalog sales, partially offset by higher employment expenses.


INTEREST EXPENSE
Interest expense for the Year-to-Date and Second Quarter 1996 increased by $1,779,000 and $588,000, respectively, over the same periods of the prior year principally due to higher borrowings used to fund store openings and expansions, and the Memphis distribution center expansion. The Company borrowed $40,000,000 for ten years at 7.2% on August 14, 1995, and sold $40,000,000 of
5.25% convertible subordinated notes due 2003 on April 15,1996. Proceeds were used to reduce bank line borrowings which had averaged $33,055,000 during the first half of 1995 versus $20,704,000 for the comparable period in 1996.

INCOME TAXES
The Company's effective tax rate was 42.0% for both the Second Quarter of 1996 and the twenty-six weeks ended July 28, 1996, compared to 42.0% and 41.6% for the same periods of the prior year, respectively. The increase in tax rates in 1996 is a result of higher aggregate state tax rates based on the mix of retail and catalog sales in the various states where the Company has sales or conducts business.

LIQUIDITY AND CAPITAL RESOURCES
Working capital at July 28, 1996, increased by $37,423,000 over that at July 30, 1995, primarily due to a reduction in the Company's bank line borrowings (discussed below) partially offset by reductions in merchandise inventory and increases in accounts payable. Net cash provided from operating activities for the Year-to-Date was $22,287,000, as compared to an operating usage of cash of $(52,037,000) for the same period of the prior year-- an improvement of $74,324,000 primarily attributable to reduced inventory levels. The reduction in inventory levels is partially due to improvements in planning processes.
Net cash used in investing activities of $(28,038,000) for the Year-to-Date includes expenditures of $18,636,000 for store openings and expansions, and $7,264,000 for the Memphis distribution center. On April 15,1996, the Company sold $40,000,000 of 5.25% convertible subordinated notes due 2003 which will be convertible at any time on or after July 15,1996, into shares of the Company's common stock at a conversion price of $26.10 per share (or 38.3 shares per $1,000 of principal amount). The proceeds from the sale of the notes were used to reduce bank borrowings.

Capital expenditures of $14,959,000 made in the Second Quarter of 1996 are the continuation of an expansion program begun in 1995, when the Company invested $86,513,000 principally on store openings and expansions, and the expansion of its Memphis distribution facility. The 1995 expenditures were financed through $16,224,000 of landlord construction allowances and the issuance of $40,000,000 ten-year notes at 7.2% and increased bank borrowings. The Company is planning net capital expenditures in 1996 of approximately $30,000,000. The expansion of the Memphis distribution facility was completed in the third quarter of 1996.

The Company's existing credit agreement was renewed on March 29,1996, with a 360-day, combined letter of credit and credit facility. The aggregate principal amount available under the renewed line of credit varies according to seasonal requirements from a high of $90,000,000 ( $80,000,000 for cash advances) to a low of $60,000,000 ($35,000,000 for cash advances). This represents a lower overall commitment of funds for the Company than was available under the prior credit agreement. At July 28, 1996, the Company had no outstanding borrowings under this credit agreement.

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


        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Company's Annual Meeting of Shareholders was held on June 19, 1996.

(b) At the Company's 1996 Annual Meeting of Shareholders, the shareholders took the following actions:

        (I) Each of the following persons was re-elected by the vote indicated to serve as a director of the Company until the next Annual
             Meeting of Shareholders or until his successor is elected and qualified:


                      Name                For            Withheld
                      ----                ---            --------
                Charles E. Williams       22,746,555       129,466
                W. Howard Lester          22,768,380       107,641
                James A. McMahan          22,752,258       123,763
                Nathan Bessin             22,752,495       123,526
                Patrick J. Connolly       22,770,117       105,904
                Gary G. Friedman          22,768,843       107,178
                F. Warren Hellman         22,771,592       104,429
                James M. Berry            22,768,367       107,654
                Millard S. Drexler        21,220,573     1,655,448
                John E. Martin            21,220,588     1,655,433

        (II)  A proposal was approved to ratify the selection of Deloitte &
              Touche as the independent accountants for the Company's fiscal year ending February 2, 1997:

                      For                 Against        Withheld
                      ---                 -------        --------
                      22,843,096          21,978           10,947


                 ITEM 6 - EXHIBITS  AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT NUMBER     EXHIBIT DESCRIPTION
- - --------------     --------------------------------------------------------------

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



Dated: September 5, 1996