Form 10-Q
period 1996-10-27
WILLIAMS SONOMA INC
filed 1996-12-10
CIK 719955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 27, 1996.
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ________________  to   _______________

                         Commission file number 2-83992

                              WILLIAMS-SONOMA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

    California                                              94-2203880
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)


3250 Van Ness Avenue, San Francisco, CA                       94109
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code  (415) 421-7900


Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

        Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No | |

       As of December 5, 1996, 25,539,814 shares of the Registrant's Common Stock were outstanding.

                              WILLIAMS-SONOMA, INC.
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 27, 1996




                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item   1.     Financial Statements

                    Condensed Consolidated Balance Sheets
                         October 27, 1996, January 28, 1996, and October 29,
                         1995

                    Condensed Consolidated Statements of Operations
                         Thirteen weeks ended October 27, 1996, and October 29, 1995, Thirty-nine weeks ended October 27, 1996, October 29, 1995

                    Condensed Consolidated Statements of Cash Flows
                         Thirty-nine weeks ended October 27, 1996, and October 29, 1995

                    Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



                           PART II. OTHER INFORMATION

Item   1.     Legal Proceedings


Item   6.     Exhibits and Reports on Form 8-K

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                October 27,     January 28,    October 29,
                                                                    1996           1996           1995
                                                                    ----           ----           ----
ASSETS
Current assets:
     Cash and cash equivalents                                   $  2,882       $  4,166       $  4,085
     Accounts receivable (net)                                     17,038         13,157         14,579
     Merchandise inventories                                      119,016        121,603        164,827
     Prepaid expenses and other assets                             11,044          6,506         11,907
     Prepaid catalog expenses                                      16,870         15,613         16,608
     Deferred income taxes                                            139            139            259
                                                                 --------       --------       --------
          Total current assets                                    166,989        161,184        212,265

Property and equipment (net)                                      168,667        147,302        127,423
Investments and other assets (net)                                  7,518          6,570          6,210
Deferred income taxes                                               4,040          4,040          4,021
                                                                 --------       --------       --------
                                                                 $347,214       $319,096       $349,919
                                                                 ========       ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $ 54,600       $ 58,295       $ 56,993
     Accrued expenses                                               5,540          8,323          3,475
     Accrued salaries and benefits                                 10,642          8,666          8,348
     Line of credit                                                15,400         29,600         87,300
     Current portion of long-term debt                                125            125            125
     Customer deposits                                             10,539          9,587          6,891
     Other liabilities                                              3,456          5,565          2,774
     Income taxes payable                                              --          1,947             --
                                                                 --------       --------       --------
          Total current liabilities                               100,302        122,108        165,906

Deferred lease credits                                             40,328         28,578         23,625

Long-term debt and other liabilities                               46,884         46,757         46,721
Convertible debt                                                   40,000             --             --
Shareholders' equity                                              119,700        121,653        113,667
                                                                 --------       --------       --------
                                                                 $347,214       $319,096       $349,919
                                                                 ========       ========       ========



            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                       Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                                   October 27,      October 29,      October 27,      October 29,
                                                      1996            1995              1996              1995
                                                      ----            -----             ----              ----
Net sales                                          $171,154         $ 138,363         $ 484,050         $ 384,256

Costs and expenses:
  Cost of goods sold and occupancy                  108,522            90,233           312,942           248,116
  Selling, general and administrative                60,917            52,665           171,549           141,394
                                                   --------         ---------         ---------         ---------
     Total costs and expenses                       169,439           142,898           484,491           389,510
                                                   --------         ---------         ---------         ---------

       Earnings (loss) from operations                1,715            (4,535)             (441)           (5,254)

Interest expense (net)                                1,317             1,695             4,334             2,932
                                                   --------         ---------         ---------         ---------

       Earnings (loss) before income taxes              398            (6,230)           (4,775)           (8,186)

Income taxes (benefit)                                  167            (2,561)           (2,005)           (3,377)
                                                   --------         ---------         ---------         ---------

        Net earnings (loss)                        $    231         $  (3,669)        $  (2,770)        $  (4,809)
                                                   ========         =========         =========         =========

 Earnings (loss) per share:
        Primary and fully diluted                  $   0.01         $   (0.14)        $   (0.11)        $   (0.19)

Average number of common shares outstanding:
        Primary                                      26,453            25,378(*)         25,453(*)         25,354(*)
        Fully Diluted                                26,511(**)        25,378(*)         25,453(*)         25,354(*)




     * Incremental shares from assumed exercise of stock options and convertible debt are antidilutive for primary and fully diluted loss per share.

     ** Incremental shares from conversion of convertible debt are antidilutive for fully diluted earnings per share.




            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                            Thirty-Nine Weeks Ended
                                                                                         October 27,      October 29,
                                                                                            1996              1995
                                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            $  (2,770)       $  (4,809)
     ADJUSTMENTS TO RECONCILE NET LOSS
     TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
         Depreciation and amortization                                                      17,333           11,333
         Reserve for termination of corporate headquarter leases                                --             (605)
         Amortization of deferred lease credits                                             (2,444)          (1,271)
         Change in allowance for doubtful accounts                                             (56)              95
         Change in deferred rents                                                             (157)              (3)
         Loss on prepayment of CA Closets note receivable                                      225               --
         Loss on disposal of assets                                                              6              477
         CHANGE IN:
             Accounts receivable                                                            (4,050)          (7,862)
             Merchandise inventories                                                         2,587          (76,877)
             Prepaid catalog expenses                                                       (1,257)          (5,403)
             Prepaid expenses and other assets                                              (4,538)          (5,391)
             Accounts payable                                                               (2,630)           2,202
             Accrued expenses and other liabilities                                           (960)           1,751
             Deferred lease incentives                                                      14,352           10,746
             Income taxes payable                                                           (1,947)          (8,329)
                                                                                         ---------        ---------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 13,694          (83,946)
                                                                                         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                   (39,482)         (61,341)
     Other investments                                                                         156               20
     Proceeds from sale of property and equipment                                               --              797
                                                                                         ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES                                                      (39,326)         (60,524)
                                                                                         ---------        ---------



CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in cash overdrafts                                                              (1,065)           5,433
     Borrowings under line of credit                                                       160,480          173,500
     Repayments under line of credit                                                      (174,680)         (86,200)
     Proceeds from issuance of long-term debt                                                   --           40,000
     Proceeds from issuance of convertible debt                                             40,000               --
     Debt issuance costs                                                                    (1,330)            (407)
     Repayment of long-term obligations                                                       (94)             (94)
     Proceeds from exercise of stock options                                                   816              260
     Change in other long-term liabilities                                                     221               --
                                                                                         ---------        ---------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                                         24,348          132,492
                                                                                         ---------        ---------

          Net decrease in cash and cash equivalents                                         (1,284)         (11,978)

          Cash and cash equivalents at beginning of period                                   4,166           16,063
                                                                                         ---------        ---------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   2,882        $   4,085
                                                                                         =========        =========

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   Thirteen and Thirty-nine Weeks Ended October 27, 1996 and October 29, 1995
                                  (Unaudited)

NOTE A.  FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of October 27, 1996 and October 29, 1995, the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended October 27, 1996 and October 29, 1995, and condensed consolidated statements of cash flows for the thirty-nine week periods ending October 27, 1996 and October 29, 1995 have been prepared by Williams-Sonoma, Inc., (the Company) without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 28, 1996, presented herein, has been prepared from the audited balance sheet of the Company.

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

The results of operations for the thirteen and thirty-nine weeks ended October 27, 1996 are not necessarily indicative of the operating results of the full year.

NOTE B.  DEBT

On April 15, 1996, the Company issued $40,000,000 principal amount of 5.25% convertible, subordinated notes (Convertible Notes) due April 15, 2003. Net proceeds from the transaction amounted to $38,670,000 and will be used to provide the Company with a long-term source of working capital. Interest is payable semi-annually in April and October. The Convertible Notes are convertible into shares of common stock at any time on or after July 15, 1996, at a conversion price of $26.10 per share (equivalent to a conversion rate of 38.31 shares per $1,000 principal amount). The conversion price is subject to adjustment in certain events, including stock splits, and stock dividends. In the event of a change in control, holders of the Convertible Notes, may at their option, require the Company to repurchase all or any portion of the principal amount. The agreement does not restrict the Company from incurring additional indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NET SALES
Net sales consists of the following components (dollars in thousands):


                                  Thirteen Weeks Ended                                      Thirty-Nine Weeks Ended
                       October 27, 1996            October 29, 1995              October 27, 1996             October 29, 1995

Catalog Sales       $ 63,522         37.1%       $ 57,034         41.2%       $185,555         38.3%       $162,891         42.4%
Retail Sales         107,632         62.9%         81,329         58.8%        298,495         61.7%        221,365         57.6%
                    --------        -----        --------        -----        --------        -----        --------        -----
                    $171,154        100.0%       $138,363        100.0%       $484,050        100.0%       $384,256        100.0%
                    ========        =====        ========        =====        ========        =====        ========        =====


SALES

Net sales for Williams-Sonoma, Inc. and its subsidiaries (the Company) for the thirty-nine and thirteen weeks ended October 27, 1996 (Year-to-Date and Third Quarter, respectively) increased 26.0% and 23.7%, respectively, over the same periods of the prior year.

Year-to-Date catalog sales increased 13.9% over the comparable period of the prior year and grew 11.4% in the Third Quarter as compared to the same period of 1995. For these same periods, the number of catalogs mailed increased 2.2% and 5.9%, respectively, over comparable periods of the prior year. Year-to-Date, Pottery Barn sales accounted for 70.3% of the growth in catalog sales. During the Third Quarter, Pottery Barn changed its merchandise assortment from country living to a sleeker, more urban design.

Year-to-Date and Third Quarter 1996 retail sales increased 34.8% and 32.3%, respectively, over comparable periods of 1995. The Company operated 257 stores at the end of the Third Quarter--a net increase of 10.3% since October 29, 1995. Year-to-Date and Third Quarter comparable store sales increased 4.6% and 4.4%, respectively, over the same periods of the prior year. Pottery Barn accounted for 64.9% of the growth in Year-to-Date retail sales, primarily due to new store openings and expansions. As of October 27, 1996, 33 of the Company's 77 Pottery Barn stores (42.9%) are large-format stores, comprising 71.2% of the total Pottery Barn leased square footage. During the Year-to-Date period, the Company opened or expanded 14 Williams-Sonoma and 13 Pottery Barn stores.

COST OF GOODS SOLD AND OCCUPANCY

Cost of goods sold and occupancy expense as a percent of net sales decreased 1.8 percentage points to 63.4% in the Third Quarter as compared to the same period of the prior year, principally due to an improvement in the merchandise margin. For the Year-to-Date, the cost of goods sold and occupancy expense rate remained relatively flat, primarily as a result of modest improvement in merchandise margins offset by higher occupancy expense rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense as a percentage of net sales decreased 1.4 percentage points for the Year-to-Date, to 35.4% from 36.8% in the comparable period of 1995. For the Third Quarter, selling, general and administrative expense as a percent of net sales improved 2.5 percentage points, from 38.1% in the same period of 1995 to 35.6% in 1996. The improvement is primarily due to lower advertising expense rates due to the accelerating growth in retail sales as compared to catalog sales, and improvements in other general expenses.

INTEREST EXPENSE

Interest expense for the Year-to-Date increased by $1,402,000 over the same period of the prior year principally due to higher borrowings used to fund new stores and the Memphis distribution center expansion. The Company borrowed $40,000,000 for ten years at 7.2% on August 14, 1995, and sold $40,000,000 of
5.25% convertible subordinated notes due 2003 on April 15,1996. Proceeds were used to reduce bank borrowings. During the Third Quarter, interest expense declined $378,000 from the same period of the prior year, primarily due to reduced bank borrowings as a result of the improvement in the Company's merchandise inventory levels.

INCOME TAXES

The Company's effective tax rate was 42.0% for both the Third Quarter and the Year-to-Date compared to 41.1% and 41.3% for the same periods of the prior year, respectively. The increase in tax rates in 1996 is a result of higher aggregate state tax rates based on the mix of retail and catalog sales in the various states where the Company has sales or conducts business.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at October 27, 1996, increased by $20,328,000 over that at October 29, 1995, principally due to a reduction in the Company's merchandise inventories, the proceeds of which were used primarily to pay down bank borrowings. Net cash provided by operating activities for the Year-to-Date was $13,694,000, as compared to an operating usage of cash of $(83,946,000) for the same period of the prior year -- an improvement of $97,640,000. This is principally attributable to the Company's program to reduce inventory levels to bring them more into line with planned sales and increases in deferred lease credits resulting from landlord construction allowances for new stores and expansions. Net borrowings under the line of credit for Year-to-Date decreased $101,500,000 from the same period of the prior year, principally as a result of the improvement in inventory levels combined with the replacement of certain short-term borrowings with long-term debt. On April 15,1996, the Company sold $40,000,000 of 5.25% convertible subordinated notes due 2003 which will be convertible at any time on or after July 15,1996, into shares of the Company's common stock at a conversion price of $26.10 per share (or 38.31 shares per $1,000 of principal amount). The proceeds from the sale of the notes were used to reduce bank borrowings. Net cash used in investing activities of ($39,326,000) for the Year-to-Date includes expenditures of $27,490,000 for new or remodeled stores and $7,976,000 for the Memphis distribution center expansion.

The capital expenditure of $11,444,000 made in the Third Quarter are the continuation of an expansion program begun in fiscal 1995, when the Company invested $86,513,000, principally on new stores and the expansion of its Memphis distribution facility. The 1995 expenditures were financed through $16,224,000 of landlord construction allowances and the issuance of $40,000,000 ten-year notes at 7.2% and increased bank borrowings. The Company is planning net capital expenditures of $30,000,000 in fiscal 1996.

The Company's existing credit agreement was renewed on March 29,1996, with a 360-day, combined letter of credit and credit facility. The aggregate principal amount available under the renewed line of credit varies according to seasonal requirements from a high of $90,000,000 ($80,000,000 for cash advances) to a low of $60,000,000 ($35,000,000 for cash advances). This represents a lower overall commitment of funds for the Company than was available under the prior credit agreement. As of December 4, 1996, there were no outstanding borrowings under this agreement.

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

                                          WILLIAMS-SONOMA, INC.


                                          By: /s/ Dennis A. Chantland
                                              _______________________
                                              Dennis A. Chantland
                                              Executive Vice President
                                              Chief Administrative Officer
                                              Acting Principal Financial Officer



Dated: December 5, 1996