Form 10-K
period 1997-02-02
WILLIAMS SONOMA INC
filed 1997-05-01
CIK 719955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                   For the fiscal year ended February 2, 1997
                       Commission file number 000-12704

                              WILLIAMS-SONOMA, INC.
                         ------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   California                         94-2203880
                   ---------------------------------------------
        (State or Other Jurisdiction of Incorporation or Organization)
                     (I.R.S. Employer Identification No.)

         3250 Van Ness Avenue, San Francisco, CA                 94109
         -------------------------------------------------------------
       (Address of Principal Executive Offices)                (Zip Code)

       Registrant's Telephone Number, Including Area Code  (415) 421-7900


        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No _____

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      ____

    As of March 27, 1997, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $556,339,000 using the closing sales price on this day of $30.75. It is assumed for purposes of this computation an affiliate includes all persons registered as Company insiders with the Securities and Exchange Commission, as well as the Company's Employee Profit Sharing and Stock Incentive Plan.

    As of March 27, 1997, 25,556,814 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the following documents have been incorporated herein by reference:

    1) Registrant's Annual Report to Shareholders for the Fiscal Year ended February 2, 1997 (the "1996 Annual Report") in Parts I and II hereof and attached hereto as Exhibit 13;

    2) Registrant's Proxy Statement for the 1996 Annual Meeting (the "Proxy Statement") in Part III hereof.

                             WILLIAMS-SONOMA, INC.
                            FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED FEBRUARY 2, 1997


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
                   and Reports on Form 8-K


                                    PART  I

ITEM 1.  BUSINESS

Williams-Sonoma, Inc., together with its subsidiaries (the Company), is a national specialty retailer of fine quality cooking and serving equipment, home furnishings and home and garden accessories, which it markets through 256 retail stores and five mail order catalogs. The Company believes that it is one of the country's largest specialty retailers of such equipment, furnishings and accessories. Retail sales accounted for approximately 63% of the Company's net sales during the fiscal year ended February 2, 1997 (Fiscal 1996), while mail order sales accounted for the balance.

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

The Company was founded in 1956 in Sonoma, California, by Charles E. Williams, currently Vice Chairman and a director of the Company. Williams-Sonoma was one of the first retailers of fine quality cookware in the United States. Two years later, the Sonoma store was moved to San Francisco. In 1972, the Company began to offer its Williams-Sonoma kitchen products through mail order catalogs. The Company expanded into areas of the home-centered business beyond kitchen products by acquiring: Gardeners Eden, a mail order merchandiser of home gardening and outdoor-related products, in 1982; Pottery Barn, a retailer of home furnishings, accessories and housewares, in 1986; and California Closet Company, Inc., a direct marketer and installer of customized closet systems, in 1990. The Company also internally developed Hold Everything, a retail and mail order merchandiser of innovative household storage products, and Chambers, a mail order merchandiser of high-quality bed and bath products. In August 1994 the Company sold California Closet Company, Inc., which accounted for 2% of sales for the fiscal year ended January 30, 1994 (Fiscal 1993).



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

As of February 2, 1997 the Company operated 256 retail stores, located in 36 states and the District of Columbia. This represents 145 Williams-Sonoma, 76 Pottery Barn, 32 Hold Everything, and 3 outlet stores, of which 56 Williams-Sonoma and 33 Pottery Barn stores are large-format. The prototypical large-format stores range from 5,400-8,100 selling square feet for Pottery Barn stores, and 3,000-3,800 selling square feet for Williams-Sonoma stores, and enable the Company to more clearly display merchandise. The Company opened its first large-format store in fiscal 1994. As leases on older stores are expiring, the Company is closing the old store and replacing it with a large-format store in the same market. The Company plans to open 39 new large-format stores in fiscal 1997 (20 Pottery Barn and 19 Williams-Sonoma) and close 14 smaller ones.

MAIL ORDER OPERATIONS

The Company's mail order business began in 1972 when it introduced its flagship catalog, "A Catalog for Cooks," which markets the Williams-Sonoma concept. Since then, it has expanded its mail order business to include the four other concepts - Pottery Barn, Hold Everything, Gardeners Eden and Chambers. The mail order business complements the retail business by building customer awareness of a concept and acting as an effective advertising vehicle. In addition, the Company believes that the mail order catalogs act as a cost efficient means of testing market acceptance of new products.

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

During the year, the Company completed the expansion and upgrade of its mail order equipment and systems at its Memphis distribution facility and installed a new senior management team. The Company also opened a call center in Summerlin, Nevada, dramatically increasing its telephone capacity. As a result, mail order operations functioned smoothly during the 1996 holiday season and avoided many of the difficulties faced in 1994 and 1995 associated with increased volume.

SUPPLIERS

The Company purchases its merchandise from numerous foreign and domestic manufacturers and importers, none of which accounted for more than 4% of purchases during Fiscal 1996. Approximately 38% of the Company's merchandise is foreign-sourced. The primary sources for imported merchandise are located in Europe and Asia. The Company relies on long-standing arrangements with many of its buying agents.

MANAGEMENT INFORMATION SYSTEMS

In 1996, in order to address problems experienced in 1995 with mail order fulfillment, the Company significantly upgraded the information systems and order processing equipment at its mail order distribution facility. Also in 1996, the Board of Directors approved a three-year, $25 million systems initiative, the purpose of which is to support the Company as it grows into a billion-dollar business and beyond. In 1997, in the first phase of the initiative, the Company plans to spend approximately $10 million on development and implementation of information systems, including merchandise planning and inventory management systems.


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

The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and net income have been realized during the period from October through December, and levels of net sales and net income have generally been significantly lower during the period from February through July. The Company believes this is the general pattern associated with the mail order and retail industries. In anticipation of its peak season, the Company hires a substantial number of additional employees in its retail stores and mail order processing and distribution areas, and incurs significant fixed catalog production and mailing costs. (See Quarterly Financial Information on page 54 of the 1996 Annual Report which is incorporated herein by reference).


EMPLOYEES

At February 2, 1997, the Company employed approximately 10,300 persons, approximately 3,200 of whom were full-time employees. During the 1996 peak season the Company hired approximately 4,000 temporary employees in its stores and in its mail order processing and distribution areas.

ITEM  2.         PROPERTIES

The Company's corporate offices are located in two facilities in San Francisco, California. The primary headquarters building was purchased in 1993 and is security for a mortgage agreement entered into with a bank in April of 1994. The second corporate office and San Francisco call center are held under a lease which was amended in January 1996. A third facility was in use as a call center at the end of the 1995 fiscal year but was subsequently closed and its employees relocated to the remaining offices.

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

On January 2, 1996, the Company entered an agreement to lease a 35,867 square-foot build-to-suit call center in Summerlin, Nevada. The lease covers a ten-year term with three optional five-year renewals. Rent commenced in August 1996 at an annual basic rent amount of $529,000 for each of the first five years of the lease and will increase to $598,000 annually for the remaining five years. In the event that the Company should require more space to support growth, the agreement includes an option to expand into an additional 17,920 square feet.

In July 1996, the Company secured an additional 400,232 square foot warehouse in Memphis, Tennessee to more efficiently process non-conveyable merchandise. The lease for the warehouse covers a nine-year term with termination rights available after the third and sixth years, subject to penalty fees. Rent commenced in July 1996 at a rate of $60,000 a month for the first ten months of the lease and is scheduled to increase to $92,000 a month for the following 26 months. For the remainder of the term, the rent will increase based on a rate to be determined using the Consumer Price Index but not to exceed five percent of the minimum rental payments.

The Company's net selling area totaled approximately 839,000 square feet of leased space at February 2, 1997 for 256 stores. All of the existing stores are leased by the Company with original lease terms ranging from three to twenty-five years, expiring between 1997 and 2015, except for one store with a 49-year lease term extending through 2040. Most leases for the Company's stores provide for contingent rent based upon sales. (See Note E of the Company's Consolidated Financial Statements).

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

There were no matters submitted to a vote of security holders during the fourth quarter of the 1996 fiscal year.

                                    PART  II

ITEM  5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is currently traded on the NASDAQ National Market System. Information contained under the caption "Common Stock" on page 54 of the 1996 Annual Report is incorporated herein by reference. The closing sales price of the Company's stock in the NASDAQ National Market System on March 27, 1997 was $30.75.

SHAREHOLDERS

The number of shareholders of record as of March 27, 1997 was approximately
537. This number excludes shareholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

The Company has never declared or paid a cash dividend on its common stock. In addition, the Company is prohibited from doing so by certain covenants in its bank credit agreement, and is limited to a maximum dollar amount as determined in accordance with covenants in its 7.2% Senior Note agreement.

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

Information contained under the caption "Five Year Selected Financial Data" on page 39 of the 1996 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained under the caption "Management's Discussion and Analysis" on pages 40 - 42 of the 1996 Annual Report is incorporated herein by reference.

ITEM  8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are incorporated by reference to pages 43 through 53 of the 1996 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K:


                 Independent Auditors' Report

                 Consolidated Balance Sheets as of  February 2,
                 1997 and January 28, 1996

                 Consolidated Statements of Earnings for the 53
                 week period ended February 2, 1997, for the 52 week period ended January 28, 1996 and for the 52 week period ended January 29, 1995

                 Consolidated Statements of Shareholders' Equity for the 53 week period ended February 2, 1997, for the 52 week period ended January 28, 1996 and for the 52 week period ended January 29, 1995

                 Consolidated Statements of Cash Flows for the 53
                 week period ended February 2, 1997, for the 52 week period ended January 28, 1996 and for the 52 week period ended January 29, 1995

                 Notes to Consolidated Financial Statements


The quarterly information contained under the caption "Quarterly Financial Information" on page 54 of the 1996 Annual Report is incorporated herein by reference.


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

Executive officers of the Company are elected by the Board of Directors at the annual organizational meeting held immediately following the Annual Meeting and serve at the pleasure of the Board. Information contained in the first table under the caption "Information Concerning Executive Officers" on page 7 of the Proxy Statement is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

Information relating to the aggregate cash compensation paid by the Company to each of its five most highly compensated executive officers for the fiscal year ended February 2, 1997, is contained under the caption "Executive Compensation" on pages 8 through 12 of the Proxy Statement and is incorporated herein by reference (except the information contained in the Compensation Committee Report and the Performance Graph).


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

 a) Information with respect to those persons known to the Company to be beneficial owners of more than 5% of its common stock as of March 27, 1997, is contained under the caption "Voting Securities and Principal Shareholders" on pages 2 through 4 of the Proxy Statement and is incorporated herein by reference.


 b) Information concerning the beneficial ownership of the Company's common stock by its directors, by each executive officer named in the "Summary Compensation Table" set forth on page 8 of the Proxy Statement, and by its directors and officers as a group, as of March 27, 1997, is contained in the tables under the captions "Voting Securities and Principal Shareholders" and "Election of Directors" on pages 1 through 10 of the Proxy Statement and is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is contained under the caption "Certain Transactions" on page 7 of the Proxy Statement and is incorporated herein by reference (see Note F of Notes to Consolidated Financial Statements).

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

(b)      Reports on Form 8-K:    No Form 8-K filings were made during the last
         quarter of the fiscal year ended February 2, 1997.

(c)      Exhibits:    See Exhibit Index on pages 16 through 20.

                       [DELOITTE & TOUCHE LLP LETTERHEAD]





INDEPENDENT AUDITORS' REPORT ON FINANCIAL
  STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Williams-Sonoma, Inc.:

We have audited the consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries as of February 2, 1997 and January 28, 1996, and for each of the three fiscal years in the period ended February 2, 1997, and have issued our report thereon dated March 26, 1997; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Williams-Sonoma, Inc. and subsidiaries listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

San Francisco, California
March 26, 1997

                                  SCHEDULE II

                      WILLIAMS-SONOMA, INC. & SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

 Column A                                   Column B          Column C           Column D                  Column E
 --------                                   --------          --------           --------                  --------

                                                             Additions
                                           Balance at        Charged to                                    Balance at
                                           Beginning         Costs and                                       End of
 Description                               of Period          Expenses           Deductions                  Period
 -----------                               ---------          --------           ----------                  ------
 Period Ended January 29, 1995:
 Allowance for Doubtful Accounts            $338,000         $  14,000          $113,000  (B)               $239,000

 Period Ended January 28, 1996:
 Allowance for Doubtful Accounts            $239,000          $119,000          $120,000  (A)               $238,000

 Period Ended February 2, 1997:
 Allowance for Doubtful Accounts            $238,000           $86,000          $138,000  (A)               $186,000



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


                                                 WILLIAMS-SONOMA, INC.


         Date:  April 22, 1997                    By/s/W. Howard Lester
                                                    ---------------------------
                                                     Chairman and
                                                     Chief Executive Officer
                                                     Director


         Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




         Date: April 22, 1997                      /s/W. Howard Lester
                                                   ----------------------------
                                                   W. Howard Lester
                                                   Chairman
                                                   Chief Executive Officer
                                                   Director

         Date: April 22, 1997                      /s/Dennis A. Chantland
                                                   ----------------------------
                                                   Dennis A. Chantland
                                                   Executive Vice President
                                                   Chief Administrative
                                                   Officer
                                                   Secretary

         Date: April 22, 1997                      /s/Jerry S. B. Dratler
                                                   ----------------------------
                                                   Jerry S. B. Dratler
                                                   Vice President, Finance
                                                   Controller
                                                   Chief Accounting Officer

         Date: April 22, 1997                      /s/Charles E. Williams
                                                   ----------------------------
                                                   Charles E. Williams
                                                   Founder and Vice-Chairman
                                                   Director

         Date: April 22, 1997                      /s/Gary G. Friedman
                                                   ----------------------------
                                                   Gary G. Friedman
                                                   Chief Merchandising Officer
                                                   President-Retail Division
                                                   Director

         Date: April 22, 1997                      /s/Patrick J. Connolly
                                                   ----------------------------
                                                   Patrick J. Connolly
                                                   Executive Vice President
                                                   General Manager, Catalog
                                                   Director


         Date: April 22, 1997                      /s/James A. McMahan
                                                   ----------------------------
                                                   James A. McMahan
                                                   Director

         Date: April 22, 1997                      /s/Nathan Bessin
                                                   ----------------------------
                                                   Nathan Bessin
                                                   Director

         Date: April 22, 1997                      /s/F. Warren Hellman
                                                   ----------------------------
                                                   F. Warren Hellman
                                                   Director

         Date: April 22, 1997                      /s/Millard S. Drexler
                                                   ----------------------------
                                                   Millard S. Drexler
                                                   Director

         Date: April 22, 1997                      /s/John Martin
                                                   ----------------------------
                                                   John Martin
                                                   Director

         Date: April 22, 1997                      /s/James M. Berry
                                                   ----------------------------
                                                   James M. Berry
                                                   Director

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                                    FOR THE
                       FISCAL YEAR ENDED FEBRUARY 2, 1997


EXHIBIT
NUMBER           EXHIBIT DESCRIPTION
 3.1         Restated Articles of Incorporation (incorporated by reference to
             Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended October 29, 1995, as filed with the Commission on December 12,
             1995)

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

 10.1 B 1993 Stock Option Plan and Form of Agreement (incorporated by reference to Exhibit 10.22 to the Company's Report on Form 10-Q for the period ended May 2, 1993 as filed with the Commission on June
             16, 1993)

 10.1 C      Amended and Restated 1993 Stock Option Plan

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

 10.3 A First amendment to the lease for the Company's Corporate Offices at 100 North Point Street, San Francisco, California dated January 5,
             1996, between the Company as lessee and Northpoint Investors as lessor (incorporated by reference to Exhibit 10.3A to the Company's Report on Form 10-K for the year ended January 28, 1996, as filed with the Commission on April 26, 1996)

 10.4        Joint Venture Agreement and Trade Name and Trade Mark Licensing
             Agreement, dated May 3, 1988 between the Company and Tokyu
             Department Store Co., Ltd. (incorporated by reference to Exhibit
             10.1 to the Company's Report on Form 10-Q for the period ended July
             31, 1988, as filed with the Commission on September 15, 1988)

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

 10.5 E      Amendment Number Four to the Williams-Sonoma, Inc. Employee Profit
             Sharing and Stock Incentive Plan, dated June 9, 1993 (incorporated by reference to Exhibit 10.24 to the Company's Report on Form 10-Q for the period ended May 2, 1993 as filed with the Commission on June 16, 1993)

 10.6        Purchase and Sale Agreement between the Company and Bancroft-
             Whitney, a division of Thomson Legal Publishing, Inc., dated
             December 14, 1993 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended
             January 30, 1994 as filed with the Commission on April 29, 1994)

 10.6 A      Standing Loan Agreement and Deed of Trust between the Company and
             Bank of America, NT & SA, dated March 9, 1994 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form
             10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994)

 10.6 B      Indemnity Agreement by the Company in favor of Bank of America, NT &
             SA, dated December 1, 1993  (incorporated by reference to Exhibit
             10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April
             29, 1994)

 10.7        Second Amended and Restated Credit Agreement between the Company and
             Bank of America, NT & SA, dated March 29, 1996 (incorporated by reference to Exhibit 10.6G to the Company's Report on Form 10-K for the period ended January 28, 1996 as filed with the Commission on April 26, 1996 )

 10.7 A      Continuing Guaranty from Pottery Barn East Inc. to Bank of America,
             NT & SA, dated August 7, 1995 (incorporated by reference to Exhibit
             10.6 F to the Company's Report on Form 10-Q for the period ended
             July 30, 1995 as filed with the Commission on September 12, 1995)

 10.7 B      Continuing Guaranty from Hold Everything, Inc. to Bank of America,
             NT & SA, dated August 7, 1995 (incorporated by reference to Exhibit
             10.6 G to the Company's Report on Form 10-Q for the period ended
             July 30, 1995 as filed with the Commission on September 12, 1995)

 10.7 C      Continuing Guaranty from Williams-Sonoma Stores, Inc. to Bank of
             America, NT & SA, dated August 7, 1995 (incorporated by reference to
             Exhibit 10.6 H to the Company's Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12,
             1995)

 10.7 D      Continuing Guaranty from Chambers Catalog Company, Inc. to Bank of
             America, NT & SA, dated August 7, 1995 (incorporated by reference to
             Exhibit 10.6 I to the Company's Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12,
             1995)

 10.7 E      Continuing Guaranty from Gardener's Eden, Inc. to Bank of America,
             NT & SA, dated August 7, 1995 (incorporated by reference to Exhibit
             10.6 J to the Company's Report on Form 10-Q for the period ended
             July 30, 1995 as filed with the Commission on September 12, 1995)

 10.8        Note Agreement for $40,000,000 7.2% Senior Notes, dated August 1,
             1995 (incorporated by reference to Exhibit 10.9 to the Company's
             Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12, 1995)

 10.8 A      Guaranty Agreement for $40,000,000 Senior Notes, dated August 1,
             1995 (incorporated by reference to Exhibit 10.9A to the Company's
             Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12, 1995)

 10.8 B      Intercreditor Agreement for $40,000,000 Senior Notes, dated August
             1, 1995 (incorporated by reference to Exhibit 10.9B to the Company's
             Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12, 1995)

 10.9        Purchase Agreement for $40,000,000 5.25% Convertible, Subordinated
             Notes, dated April 10, 1996 (incorporated by reference to Exhibit
             10.10 to the Company's Report on Form 10-K for the period ended
             January 28, 1996 as filed with the Commission on April 26, 1996)

 10.9 A Indenture for $40,000,000 5.25% Convertible, Subordinated Notes, dated April 15, 1996 (incorporated by reference to Exhibit 10.10A to the Company's Report on Form 10-K for the period ended January 28, 1996 as filed with the Commission on April 26, 1996)

 10.9 B      Registration Rights Agreement relating to $40,000,000 5.25%
             Convertible, Subordinated Notes, dated April 15, 1996 (incorporated by reference to Exhibit 10.10B to the Company's Report on Form 10-K for the period ended January 28, 1996 as filed with the Commission on April 26, 1996 )

 10.10       Settlement Agreement and General Release between Williams-Sonoma,
             Inc. and Robert K. Earley dated February 14, 1997.

 11          Statement re computation of per share earnings

 13          Annual report to security holders

 21          Subsidiaries

 23          Independent Auditors' Consent

 27          Financial Data Schedule