Form 10-Q
period 1997-05-04
WILLIAMS SONOMA INC
filed 1997-06-17
CIK 719955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 4, 1997.
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ________________  to   _______________

                        Commission file number 000-12704

                              WILLIAMS-SONOMA, INC.
--------------------------------------------------------------------------------
                    (Exact Name of Registrant as Specified in Its Charter)

            California                                  94-2203880
--------------------------------------------------------------------------------
    (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

3250 Van Ness Avenue, San Francisco, CA                       94109
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code  (415) 421-7900
                                                    --------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

      Indicate by check   X   whether the registrant (1) has filed all reports
                        -----
required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes   X     No
                                             -----      -----

      As of June 3, 1997, 25,568,440 shares of the Registrant's Common Stock were outstanding.

                              WILLIAMS-SONOMA, INC.
                               REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED MAY 4, 1997




                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                                    PAGE
                                                                                                    ----
Item   1.   Financial Statements                                                                    (1)
                                 Condensed Consolidated Balance Sheets
                                      May 4, 1997, February 2, 1997, and April 28, 1996

                                 Condensed Consolidated Statements of Operations
                                      Thirteen weeks ended May 4, 1997, and April 28, 1996

                                 Condensed Consolidated Statements of Cash Flows
                                      Thirteen weeks ended May 4, 1997, and April 28, 1996

                                 Notes to Condensed Consolidated Financial Statements

Item   2.   Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                                                 (6)



                           PART II. OTHER INFORMATION

Item   1.   Legal Proceedings                                                                       (10)

Item   6.   Exhibits and Reports on Form 8-K                                                        (10)

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)



                                                             May 4,   February 2,  April 28,
                                                               1997       1997       1996
                                                             --------   --------   --------
ASSETS
Current assets:
     Cash and cash equivalents                               $ 26,664   $ 78,802   $  2,930
     Accounts receivable (net)                                 14,625     11,918     13,824
     Merchandise inventories                                  128,935    110,702    113,440
     Prepaid expenses and other assets                          9,952      8,674     11,576
     Prepaid catalog expenses                                   8,842     11,925     10,873
     Deferred income taxes                                      4,028      4,028        139
                                                             --------   --------   --------
          Total current assets                                193,046    226,049    152,782

Property and equipment (net)                                  173,992    172,093    154,378
Investments and other assets (net)                              6,102      5,824      7,517
Deferred income taxes                                             451        451      4,040
                                                             --------   --------   --------
                                                             $373,591   $404,417   $318,717
                                                             ========   ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $ 49,404   $ 64,409   $ 42,269
     Accrued expenses                                          10,993     12,514      7,095
     Accrued salaries and benefits                             13,060     16,116      9,013
     Customer deposits                                         12,861     13,801      9,034
     Income taxes payable                                       1,765     15,715       --
     Line of credit                                              --         --       10,900
     Current portion of long-term obligations                     125        125        125
     Other liabilities                                          6,496      6,801      3,543
                                                             --------   --------   --------
          Total current liabilities                            94,704    129,481     81,979

Deferred lease credits and other liabilities                   41,592     39,579     30,580

Long term debt                                                 89,566     89,319     86,806
Shareholders' equity                                          147,729    146,038    119,352
                                                             --------   --------   --------
                                                             $373,591   $404,417   $318,717
                                                             ========   ========   ========



            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                           Thirteen Weeks Ended
                                           May 4,     April 28,
                                            1997        1996
                                         ---------   ---------

Net sales                                $ 176,535   $ 157,396


Costs and expenses:
  Cost of goods sold and occupancy         110,027     102,775
  Selling, general and administrative       63,342      57,180
                                         ---------   ---------
     Total costs and expenses              173,369     159,955
                                         ---------   ---------

       Earnings (loss) from operations       3,166      (2,559)

Interest expense (net)                         774       1,541
                                         ---------   ---------

       Earnings (loss) before income         2,392      (4,100)
       taxes

Income taxes (benefit)                       1,004      (1,722)
                                         ---------   ---------

        Net earnings (loss)              $   1,388   $  (2,378)
                                         =========   =========


Earnings (loss) per share:
        Primary and fully diluted        $    0.05   $   (0.09)

Average number of common shares
outstanding:
        Primary                             26,587      25,432*
        Fully diluted                     **26,694      25,432*



 * Incremental shares from assumed exercise of stock options and convertible debt are antidilutive for primary and fully diluted loss per share.

** Incremental shares from assumed conversion of convertible debt are antidilutive for fully diluted earnings per share.

            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                  Thirteen Weeks Ended
                                                                  May 4,      April 28,
                                                                    1997        1996
                                                                 --------    --------
Cash flows from operating activities:
     Net earnings (loss)                                         $  1,388    $ (2,378)

     Adjustments to reconcile net earnings (loss)
         to net cash used in operating
         activities:
         Depreciation and amortization                              6,861       5,294
         Amortization of deferred lease incentives                 (1,078)       (715)
     Change in:
         Accounts receivable                                       (2,707)       (667)
         Merchandise inventories                                  (18,233)      8,163
         Deferred rents                                               115          61
         Prepaid catalog expenses                                   3,083       4,740
         Prepaid expenses and other assets                         (1,278)     (5,071)
         Accounts payable                                         (15,003)    (16,025)
         Accrued expenses and other liabilities                    (5,044)     (2,701)
         Deferred lease incentives                                  2,976       2,655
         Income taxes payable                                     (13,951)     (1,947)
                                                                 --------    --------
              Net cash used in operating activities               (42,871)     (8,591)
                                                                 --------    --------

Cash flows from investing activities:
     Purchases of property and equipment                           (9,453)    (13,079)
     Other investments                                               (362)          8
                                                                 --------    --------
              Net cash used in investing activities                (9,815)    (13,071)
                                                                 --------    --------

Cash flows from financing activities:
     Borrowings under line of credit                                3,900      67,180
     Repayments under line of credit                               (3,900)    (85,880)
     Proceeds from issuance of long-term debt                          --      40,000
     Debt issuance costs                                               --      (1,000)
     Repayments of long-term debt                                    (103)        (31)
     Proceeds from exercise of stock options                          301          77
     Change in other long-term liabilities                            350          80
                                                                 --------    --------

              Net cash provided by financing activities               548      20,426
                                                                 --------    --------


              Net decrease in cash and cash equivalents           (52,138)     (1,236)


              Cash and cash equivalents at beginning of period     78,802       4,166
                                                                 --------    --------


              Cash and cash equivalents at end of period         $ 26,664    $  2,930
                                                                 ========    ========



            See Notes to Condensed Consolidated Financial Statements.

                WILLIAMS-SONOMA, INC. AND SUBSIDIARIES NOTES TO
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Thirteen Weeks Ended May 4, 1997 and April 28, 1996


NOTE A.  FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of May 4, 1997 and April 28, 1996, the condensed consolidated statements of operations for the thirteen week periods ended May 4, 1997 and April 28, 1996, and condensed consolidated statements of cash flows for the thirteen week periods ended May 4, 1997 and April 28, 1996 have been prepared by Williams-Sonoma, Inc., (the Company) without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at February 2, 1997, presented herein, has been prepared from the audited balance sheet of the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended February 2, 1997.

Certain reclassifications have been made to the prior year financial statements to conform to classifications used in the current period.

The results of operations for the thirteen weeks ended May 4, 1997 are not necessarily indicative of the operating results of the full year.

NOTE B.  DEBT

On April 15, 1996, the Company issued $40,000,000 principal amount of 5.25% convertible, subordinated notes due April 15, 2003 (Convertible Notes). Net proceeds from the transaction amounted to $38,607,000 and were used to provide the Company with a long-term source of working capital. Interest is payable semi-annually and began in October 1996. The Convertible Notes are convertible into shares of common stock at a conversion price of $26.10 per share (equivalent to a conversion rate of 38.3 shares per $1,000 principal amount). The conversion price is subject to adjustment in certain events, including stock splits and stock dividends. Except as discussed below, the Convertible Notes are redeemable at the option of the Company in the form of cash or common stock, on or after April 15, 1998, in whole or in part, at redemption prices (expressed as a percentage of principal amount) ranging from 103.75% to 100% in the last year. For the period of April 15, 1998 through April 14, 2000, redemption may not occur unless the ratio of the stock price to the conversion price has achieved a minimum as defined in the Convertible Note agreement. In the event of a change in control, holders of the Convertible Notes may, at their option, require the Company to repurchase all or any portion of the principal amount. The agreement does not restrict the Company from incurring additional indebtedness.

The Company's credit agreement expired on May 31, 1997, and has been replaced with a new 364-day syndicated line of credit facility which provides for $60,000,000 to $90,000,000 in cash advances, depending on seasonal requirements. The agreement contains certain restrictive loan covenants, including minimum tangible net worth, a minimum out-of-debt period, and a prohibition on payment of cash dividends. Additionally, the Company has a $35,000,000 letter-of-credit agreement with its primary bank.

NOTE C.  NEW ACCOUNTING STANDARDS

In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No.
128), Earnings per Share, was issued. SFAS No. 128 requires dual presentation of basic EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

The pro forma effect assuming adoption of SFAS No. 128 at the beginning of each period is presented below:

                                                       Quarter Ended
                                              May 4, 1997          April 28, 1996
                                             ------------          --------------
Pro forma earnings (loss) per share
     Basic                                            $ .05                  $(.09)
     Diluted                                          $ .05                  $(.09)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NET SALES

Net sales consists of the following components (dollars in thousands):


                              Thirteen Weeks Ended
                       May 4, 1997          April 28, 1996
                       -----------          --------------
Retail Sales       $106,257      60.2%    $ 91,085     57.9%
Catalog Sales        70,278      39.8%      66,311     42.1%
                   --------     ------    --------    ------
 Total Net Sales   $176,535     100.0%    $157,396    100.0%
                   ========     ======    ========    ======


Net sales for Williams-Sonoma, Inc. and its subsidiaries (the Company) for the thirteen weeks ended May 4, 1997 (First Quarter of 1997), were $176,535,000 - - an increase of $19,139,000 (12.2%) over net sales for the thirteen weeks ended April 28, 1996 (First Quarter of 1996).


RETAIL SALES

                                                 Thirteen Weeks Ended
(Dollars in thousands)                      May 4, 1997      April 28, 1996
                                            -----------      --------------
Total retail sales                          $ 106,257          $   91,085
Retail growth percentage                         16.7%               39.7%
Comparable store sales growth                    -0.3%                7.5%
Number of stores - beginning of year              256                 240
Number of new stores                                6                   5
Number of closed stores                             2                   1
Number of stores - end of quarter                 260                 244
Store selling area at quarter-end  (sq. ft.)  865,354             721,313


Retail sales for the First Quarter of 1997 increased 16.7% over retail sales in the First Quarter of 1996 due to a net increase of 16 stores. During the First Quarter of 1997, the Company opened 6 stores (2 Williams-Sonoma and 4 Pottery
Barn) and closed 2 stores (1 Williams-Sonoma and 1 Pottery Barn). Comparable store sales were down .3% in the First Quarter of 1997 as compared to an increase of 7.5% in the First Quarter of 1996, primarily due to markdowns taken to reduce overstocks and slow-moving items. Total retail sales in the First Quarter of 1996 grew 39.7% over the same period of the prior year, principally due to a net increase of 25 stores. Pottery Barn, with 30.4% of the store locations at the end of the First Quarter of 1997, accounted for 61.4% of the retail sales growth in both the First Quarter of 1997 and First Quarter of 1996.

The Company opened its first large-format store in fiscal year 1994. As leases on older stores are expiring, the Company is closing the older stores and replacing them with large-format stores in the same markets. The prototypical large-format stores range from 5,400 - 8,100 selling square feet for Pottery Barn stores, and 3,000 -3,800 selling square feet for Williams-Sonoma stores, and enable the Company to more clearly display merchandise. Large-format stores accounted for 52.4% of total retail sales in the First Quarter of 1997 and 42.1% in the First Quarter of 1996. As of May 4, 1997 and April 28, 1996, the Company operated 95 and 68 large-format stores, respectively. The Company plans to open 39 new large-format stores in fiscal 1997 (20 Pottery Barn and 19 Williams-Sonoma) and close 14 smaller stores.

Comparable store sales are defined as those whose gross square feet did not change by more than 20% in the previous twelve months and which have been open for at least twelve months. Comparable store sales are compared monthly for purposes of this analysis.


CATALOG SALES

Catalog sales in the First Quarter of 1997 increased 6.0% over the same period of the prior year.

The following table reflects catalog sales growth percentages by concept:

                                               Thirteen Weeks Ended
                                         May 4, 1997          April 28, 1996
                                         -----------          --------------
Williams-Sonoma                              20.4%                   4.3%
Pottery Barn                                  0.2%                  51.2%
Hold Everything                               6.2%                  15.8%
Gardeners Eden                               -2.1%                   7.3%
Chambers                                     13.2%                   5.5%
   Total catalog                              6.0%                  25.2%

Combined sales for Williams-Sonoma and Pottery Barn, the Company's primary concepts, comprised approximately 66.2% of total catalog sales in both the First Quarter of 1997 and 1996. The number of Pottery Barn catalogs mailed in the First Quarter of 1997 decreased 2.7% from the prior year, partially due to the elimination of the Winter Sale catalog circulated in the First Quarter of 1996 to reduce overstocks and slow-moving items. Circulation for Williams-Sonoma catalogs increased 3.2% for the First Quarter of 1997 as compared to the previous year. The total number of catalogs mailed, which remained relatively flat for the First Quarter of 1996 as compared to the same period of the prior year, increased 5.5% for the First Quarter of 1997.


COST OF GOODS SOLD AND OCCUPANCY EXPENSE

Cost of goods sold and occupancy expenses expressed as a percentage of net sales in the First Quarter of 1997 decreased 3.0 percentage points to 62.3% from 65.3% in the same period of the prior year. Merchandise margins improved 3.4 percentage points, primarily as a result of markdowns taken in the First Quarter of 1996 which significantly reduced overstocks and slow-moving items. Occupancy expense expressed as a percent of net sales increased slightly, primarily as a result of increased depreciation rates for the Company's Memphis distribution center and the Pottery Barn retail stores.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses expressed as a percent of net sales decreased 0.4 percentage points in the First Quarter of 1997 to 35.9% from 36.3% in the First Quarter of 1996. The majority of the improvement is due to lower advertising expense rates due to improved profitability of the mail order catalogs and the accelerated growth in retail sales as compared to catalog sales.


INTEREST EXPENSE

Interest expense for the First Quarter of 1997 decreased $767,000, to $774,000 from $1,541,000 for the First Quarter of 1996. This is primarily due to the Company's record earnings and operating cash flow in the fourth quarter of 1996 and the replacement of short-term debt with long-term debt in April of 1996.

The Company had an average cash on hand of $48,869,000 for the First Quarter of 1997, versus average short-term borrowings of $35,747,000 for the First Quarter of 1996. On April 15, 1996, the Company issued $40,000,000 principal amount of 5.25% convertible, subordinated notes due April 15, 2003 (Convertible Notes). See Note B to the condensed consolidated financial statements.


INCOME TAXES

The Company's effective tax rate was 42.0% for the First Quarter of 1997 and 1996. This rate reflects the effect of aggregate state tax rates based on the mix of retail sales and catalog sales in the various states where the Company has sales or conducts business.


LIQUIDITY

Working capital at May 4, 1997 increased by $1,774,000 over that at February 2, 1997. For the First Quarter of 1997, net cash used in operating activities was $42,871,000, an increase of $34,280,000 from the $8,591,000 used in the First Quarter of 1996. The increase is primarily due to increases in merchandise inventories and the payment of the Company's 1996 income taxes. The Company expects inventory levels to continue to increase in the next two quarters in response to growth and seasonal requirements. Cash flow from investing activities, a use of funds, was $9,815,000 in the First Quarter of 1997, and was principally for new stores. The Company is planning $64,500,000 of capital expenditures in 1997, including $10,000,000 for information systems.

For the First Quarter of 1997, cash provided by financing activities was $548,000. On April 15, 1996, the Company issued the Convertible Notes, which are convertible into shares of the Company's common stock at a conversion price of $26.10 per share (or 38.3 shares per $1,000 principal amount). Proceeds from the Convertible Notes were used primarily to reduce bank borrowings.

The Company's credit agreement expired on May 31, 1997, and has been replaced with a new 364-day syndicated line of credit facility which provides for $60,000,000 to $90,000,000 in cash advances, depending on seasonal requirements. The line of credit agreement contains certain restrictive loan covenants, including minimum tangible net worth, a minimum out-of-debt period, and a prohibition on payment of cash dividends. Additionally, the Company has a $35,000,000 letter-of-credit agreement with its primary bank. See Note B to the condensed consolidated financial statements.


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

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's ability to continue to improve planning and control processes and other infrastructure issues, the potential for construction and other delays in store openings, the Company's dependence on external funding sources, a limited operating history for the Company's new large-format stores, the potential for changes in consumer spending patterns, consumer preferences and overall economic conditions, the Company's dependence on foreign suppliers, and increasing competition in the specialty retail business. Other factors that could cause actual results to differ materially from those set forth in such forward-looking statements include the risks and uncertainties detailed in the Company's most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         There are no material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION

10.1       Amended and Restated Standing Loan Agreement between the Company and
           Bank of America, NT & SA, dated June 1, 1997

10.2       Credit Agreement between the Company and Bank of America,
           NT & SA, dated June 1, 1997

10.2 A     Agreement Re: Intercreditor Agreement, dated May 22, 1997.

10.2 B     Continuing Guaranty from Pottery Barn East Inc. to Bank of
           America, NT & SA, dated June 1, 1997

10.2 C     Continuing Guaranty from Hold Everything, Inc. to Bank of
           America, NT & SA, dated June 1, 1997

10.2 D     Continuing Guaranty from Williams-Sonoma Stores, Inc. to
           Bank of America, NT & SA, dated June 1, 1997

10.2 E     Continuing Guaranty from Chambers Catalog Company, Inc. to
           Bank of America, NT & SA, dated June 1, 1997

10.2 F     Continuing Guaranty from Gardener's Eden, Inc. to Bank of
           America, NT & SA, dated June 1, 1997

10.3       Letter of Credit Agreement between the Company and Bank of
           America, NT & SA dated June 1, 1997

10.3 A     One Bank Guaranty from Pottery Barn East, Inc. to Bank of
           America, NT & SA, dated June 1, 1997

10.3 B     One Bank Guaranty from Hold Everything, Inc. to Bank of
           America, NT & SA, dated June 1, 1997

10.3 C     One Bank Guaranty from Williams-Sonoma Stores, Inc. to
           Bank of America, NT & SA, dated June 1, 1997

10.3 D     One Bank Guaranty from Chambers Catalog Company, Inc. to
           Bank of America, NT & SA, dated June 1, 1997

10.3 E     One Bank Guaranty from Gardener's Eden, Inc. to Bank of
           America, NT & SA, dated June 1, 1997

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

                                             WILLIAMS-SONOMA, INC.



                                             By:  /s/Dennis A. Chantland
                                                 ------------------------------
                                                 Dennis A. Chantland
                                                 Executive Vice President
                                                 Chief Administrative Officer
                                                 Secretary



Dated: June 10, 1997