Form 10-Q
period 1997-08-03
WILLIAMS SONOMA INC
filed 1997-09-16
CIK 719955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 3, 1997.
                                    ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ________________  to   _______________

                        Commission file number 000-12704
                                               ---------

                              WILLIAMS-SONOMA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             California                                    94-2203880
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

3250 Van Ness Avenue, San Francisco, CA                       94109
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code  (415) 421-7900
                                                    --------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

      Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

      As of September 9, 1997, 25,792,737 shares of the Registrant's Common Stock were outstanding.

                              WILLIAMS-SONOMA, INC.
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 3, 1997


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets
             August 3, 1997, February 2, 1997, and July 28, 1996

           Condensed Consolidated Statements of Operations
             Thirteen weeks ended August 3, 1997 and July 28, 1996
             Twenty-six weeks ended August 3, 1997 and July 28, 1996

           Condensed Consolidated Statements of Cash Flows
             Twenty-six weeks ended August 3, 1997 and July 28, 1996

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

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)



                                                  August 3,   February 2,   July 28,
                                                    1997         1997         1996
                                                    ----         ----         ----
ASSETS
Current assets:
     Cash and cash equivalents                    $ 27,266     $ 78,802     $  6,176
     Accounts receivable (net)                      15,273       11,918        9,737
     Merchandise inventories                       125,709      110,702      101,284
     Prepaid expenses and other assets              10,322        8,674       12,957
     Prepaid catalog expenses                        6,993       11,925       11,342
     Deferred income taxes                           4,028        4,028          139
                                                  --------     --------     --------
          Total current assets                     189,591      226,049      141,635

Property and equipment (net)                       185,256      172,093      163,453
Investments and other assets (net)                   6,160        5,824        7,867
Deferred income taxes                                  451          451        4,040
                                                  --------     --------     --------
                                                  $381,458     $404,417     $316,995
                                                  ========     ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                             $ 46,120     $ 64,409     $ 47,824
     Accrued expenses                               12,064       12,514        7,990
     Accrued salaries and benefits                  13,183       16,116        8,747
     Customer deposits                              13,672       13,801        9,846
     Income taxes payable                            2,900       15,715           --
     Current portion of long-term obligations          125          125          125
     Other liabilities                               6,235        6,801        3,188
                                                  --------     --------     --------
          Total current liabilities                 94,299      129,481       77,720

Deferred lease credits and other liabilities        46,318       39,579       33,213
Long-term debt                                      89,534       89,319       86,854
Shareholders' equity                               151,307      146,038      119,208
                                                  --------     --------     --------
                                                  $381,458     $404,417     $316,995
                                                  ========     ========     ========



            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                 Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                               ------------------------       ------------------------
                                               August 3,      July 28,        August 3,      July 28,
                                                 1997           1996            1997           1996
                                                 ----           ----            ----           ----
Net sales                                      $182,427       $ 155,499       $358,962       $ 312,895


Costs and expenses:
  Cost of goods sold and occupancy              116,667         101,644        226,694         204,419
  Selling, general and administrative            60,662          53,451        124,003         110,631
                                               --------       ---------       --------       ---------
     Total costs and expenses                   177,329         155,095        350,697         315,050
                                               --------       ---------       --------       ---------

       Earnings (loss) from operations            5,098             404          8,265          (2,155)

Interest expense (net)                              929           1,476          1,703           3,017
                                               --------       ---------       --------       ---------

       Earnings (loss) before income taxes        4,169          (1,072)         6,562          (5,172)

Income taxes (benefit)                            1,752            (450)         2,756          (2,172)
                                               --------       ---------       --------       ---------

        Net earnings (loss)                    $  2,417       $    (622)      $  3,806       $  (3,000)
                                               ========       =========       ========       =========


Earnings (loss) per share:
        Primary and fully diluted              $   0.09       $   (0.02)      $   0.14       $   (0.12)

Average number of common shares
outstanding:
        Primary                                  26,802          25,460*        26,678          25,442*
        Fully diluted                            26,885**        25,460*        26,777**        25,442*




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


            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                         Twenty-Six Weeks Ended
                                                         August 3,     July 28,
                                                           1997          1996
                                                           ----          ----
Cash flows from operating activities:
  Net earnings (loss)                                    $  3,806      $  (3,000)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating
    activities:
      Depreciation and amortization                        13,745         10,917
      Amortization of deferred lease incentives            (2,173)        (1,493)
      Change in:
        Accounts receivable                                (3,355)         3,421
        Merchandise inventories                           (15,007)        20,319
        Deferred rents                                       (218)          (257)
        Prepaid catalog expenses                            4,932          4,271
        Prepaid expenses and other assets                  (1,648)        (6,451)
        Accounts payable                                  (18,289)       (10,471)
        Accrued expenses and other liabilities             (3,064)        (1,371)
        Deferred lease incentives                           9,131          6,385
        Income taxes payable                              (12,815)        (1,947)
                                                         --------      ---------
          Net cash provided by (used in)
            operating activities                          (24,955)        20,323
                                                         --------      ---------

Cash flows from investing activities:
  Purchases of property and equipment                     (27,751)       (28,038)
  Other investments                                          (506)            --
                                                         --------      ---------
          Net cash used in investing activities           (28,257)       (28,038)
                                                         --------      ---------

Cash flows from financing activities:
  Borrowings under line of credit                           3,900        119,180
  Repayments under line of credit                          (3,900)      (148,780)
  Proceeds from issuance of long-term debt                     --         40,000
  Debt issuance costs                                          --         (1,327)
  Repayment of long-term debt                                (313)           (31)
  Proceeds from exercise of stock options                   1,462            555
  Change in other long-term liabilities                       527            128
                                                         --------      ---------
          Net cash provided by financing activities         1,676          9,725
                                                         --------      ---------

          Net increase (decrease) in cash and
            cash equivalents                              (51,536)         2,010

          Cash and cash equivalents at beginning
            of period                                      78,802          4,166
                                                         --------      ---------

          Cash and cash equivalents at end of period     $ 27,266      $   6,176
                                                         ========      =========


            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      Thirteen and Twenty-six Weeks Ended August 3, 1997 and July 28, 1996
                                   (Unaudited)

NOTE A.  FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of August 3, 1997 and July 28, 1996, the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended August 3, 1997 and July 28, 1996, and condensed consolidated statements of cash flows for the twenty-six week periods ending August 3, 1997 and July 28, 1996 have been prepared by Williams-Sonoma, Inc., (the Company) without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at February 2, 1997, presented herein, has been prepared from the audited balance sheet of the Company.

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

The results of operations for the thirteen and twenty-six weeks ended August 3, 1997 are not necessarily indicative of the operating results of the full year.

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

The Company has a 364-day syndicated line of credit facility expiring on May 29, 1998 which provides for $60,000,000 to $90,000,000 in cash advances, depending on seasonal requirements. The agreement contains certain restrictive loan covenants, including minimum tangible net worth, a minimum out-of-debt period, and a prohibition on payment of cash dividends. Additionally, the Company has a $35,000,000 letter-of-credit agreement with its primary bank.

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

The pro forma effect assuming adoption of SFAS No. 128 at the beginning of each period is presented below:

                                      Thirteen Weeks Ended    Twenty-Six Weeks Ended

                                       August 3,  July 28,    August 3,  July 28,
                                         1997      1996         1997       1996
                                         ----      ----         ----       ----
Pro forma earnings (loss) per share
  Basic                                  $0.09    $(0.02)       $0.15     $(0.12)
  Diluted                                $0.09    $(0.02)       $0.14     $(0.12)


In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NET SALES

Net sales consists of the following components (dollars in thousands):

                            Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                      August 3, 1997     July 28, 1996       August 3, 1997      July 28, 1996
                      --------------     -------------       --------------      -------------
Retail Sales         $116,264    63.7%  $ 99,778     64.2%  $222,520    62.0%   $190,863   61.0%
Catalog Sales          66,163    36.3%    55,721     35.8%   136,442    38.0%    122,032   39.0%
                     --------   -----   --------    -----   --------   -----    --------  -----
  Total Net Sales     182,427   100.0%   155,499    100.0%   358,962   100.0%    312,895  100.0%

Net sales for Williams-Sonoma, Inc. and subsidiaries (the Company) for the 13 weeks ended August 3, 1997 (Second Quarter of 1997) were $182,427,000 -- an increase of $26,928,000 (17.3%) over net sales for the 13 weeks ended July
28, 1996 (Second Quarter of 1996). Net sales for the 26-week period ended August 3, 1997 (Year-to-Date 1997) were $358,962,000, a 14.7% increase from the 26-week period ended July 28, 1996 (Year-to-Date 1996).


RETAIL SALES

                                               Thirteen Weeks Ended           Twenty-Six Weeks Ended
(Dollars in thousands)                     August 3, 1997  July 28, 1996  August 3, 1997   July 28, 1996
                                           --------------  -------------  --------------   -------------
Total retail sales                            $116,264       $ 99,778       $222,520         $190,863
Retail growth percentage                         16.5%          33.3%          16.6%            36.3%
Comparable store sales growth                     2.7%           2.6%           1.4%             4.8%
Number of stores - beginning of period             260            244            256              240
Number of new stores                                16              6             22               12
Number of closed stores                             12              4             14                6
Number of stores - end of period                   264            246            264              246
Store selling area at quarter-end (sq. ft.)    900,361        750,273        900,361          750,273

Retail sales for the Second Quarter of 1997 increased 16.5% over retail sales for the Second Quarter of 1996 primarily due to a net increase of 18 stores. Year-to-Date 1997 retail sales increased 16.6% over the same period of the prior year. The Company operated 264 stores at the end of the Second Quarter of 1997 as compared to 246 stores at the end of the same period during the prior year. During the Second Quarter of 1997, the Company opened 16 stores (8 Williams-Sonoma, 4 Pottery Barn, 2 Hold Everything and 2 Clearance Centers) and closed 12 smaller stores (7 Williams-Sonoma, 3 Hold Everything, 1 Pottery Barn and 1 Clearance Center). Pottery Barn, which represented 31.1% of the locations at the end of the Second Quarter of 1997, accounted for 59.1% and 57.8% of the growth in retail sales for the Second Quarter of 1997 and Year-to-Date 1997, respectively.

Comparable store sales are defined as those whose gross square feet did not change by more than 20% in the previous twelve months and which have been open for at least twelve months. Comparable store sales are compared monthly for purposes of this analysis. Comparable store sales grew 2.7% in the Second Quarter of 1997, and 1.4% for Year-to-Date 1997. Comparable store sales for Pottery Barn stores were slightly negative in both of these periods.

The Company opened its first large-format store in fiscal 1994. The prototypical 1997 large-format stores range from 5,700 - 8,100 selling square feet (10,000 - 13,800 gross square feet) for Pottery Barn stores, and

2,800 - 4,600 selling square feet (4,200 - 6,500 gross square feet) for Williams-Sonoma, and enable the Company to more clearly display merchandise. Large-format stores accounted for 54.0% and 53.2% of Second Quarter of 1997 and Year-to-Date 1997 retail sales, respectively. As of the end of the Second Quarter of 1997, 107 stores (66 Williams-Sonoma and 41 Pottery Barn) were in the large format.


CATALOG SALES

Catalog sales in the Second Quarter of 1997 and the Second Quarter of 1996 increased 18.7% and 5.4%, respectively, over the same period of the prior year in each case. For 1997 Year-to-Date, catalog sales increased 11.8% over the same period of 1996.

The following table reflects catalog sales growth (loss) percentages by concept:

                                       Percentage Growth (Loss)

                          Thirteen Weeks Ended             Twenty-Six Weeks Ended
                      August 3, 1997   July 28, 1996   August 3, 1997   July 28, 1996
                      --------------   -------------   --------------   -------------
Williams-Sonoma           36.8%             1.3%           27.7%            2.9%
Pottery Barn              27.7%             6.0%           11.9%           28.0%
Hold Everything           29.1%            (6.6%)          16.5%            4.6%
Gardeners Eden            (9.1%)            7.8%           (6.1%)           7.6%
Chambers                 (20.3%)           26.5%           (3.7%)          15.1%
   Total catalog          18.7%             5.4%           11.8%           15.3%


Combined sales for Williams-Sonoma and Pottery Barn, the Company's primary concepts, comprised approximately 65.4% and 65.8% of total catalog sales for the Second Quarter of 1997 and Year-to-Date 1997, respectively. The number of catalogs mailed in the Second Quarter of 1997 as compared to the same period of 1996 increased 24.3% for Pottery Barn and 12.3% for Williams-Sonoma. The total number of catalogs mailed, which had remained relatively flat in the Second Quarter of 1996 as compared to the same period of the previous year, increased 17.6% in the Second Quarter of 1997 as compared to the Second Quarter of 1996. Other factors contributing to the sales growth in the Williams-Sonoma, Pottery Barn and Hold Everything concepts were a reduction in the return rate and an improved in-stock position.

The reductions in sales for Chambers and Gardeners Eden reflect poor performance in the Spring catalogs, partly as a result of transition in the merchandising staff.


COST OF GOODS SOLD AND OCCUPANCY

Cost of goods sold and occupancy expenses expressed as a percent of net sales in the Second Quarter of 1997 decreased 1.4 percentage points to 64.0% from 65.4% in the same period of the prior year. Merchandise margin improved 1.6 percentage points, principally due to promotionally-driven catalog sales in the Second Quarter of 1996. Occupancy expenses expressed as a percentage of net sales increased slightly in the Second Quarter of 1997, primarily as a result of occupancy costs for the Company's Las Vegas call center, which opened in the third quarter of 1996.

For the Year-to-Date 1997, the cost of goods sold and occupancy expenses as a percent of net sales decreased 2.1 percentage points, from 65.3% for the same period of 1996 to 63.2%. Merchandise margins improved 2.5 percentage points, partially as a result of markdowns taken in the first quarter of 1996 which significantly reduced overstocks and slow-moving items. The occupancy expense rate increased 0.4 percentage points, primarily due to the opening of the Las Vegas call center, and additional depreciation following completion of the expansion and upgrade of the Memphis distribution center.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses expressed as a percent of net sales decreased 1.1 percentage points to 33.3% in the Second Quarter of 1997 from 34.4% in the Second Quarter of 1996. This reduction is primarily attributable to lower shipping expense and packing supply expense rates for the catalog division, principally due to fewer sale items, improved fulfillment rates and a reduction of the return rates. The improvement in these measures is largely the result of improved merchandise planning and better quality control over the merchandise and its packaging.

Selling, general and administrative expense rates for Year-to-Date 1997 improved
0.9 percentage points over the Year-to-Date 1996. This is primarily due to lower shipping expense rates and lower advertising expense rates. Year-to-Date 1997 advertising expense as a percent of net sales decreased .2 percentage points for the catalog division as compared to the prior year. For the total company, the 1997 Year-to-Date advertising expense rate decreased .6 percentage points.


INTEREST EXPENSE

Interest expense for the Second Quarter of 1997 decreased $547,000 to $929,000 from $1,476,000 for the Second Quarter of 1996. This is primarily due to the Company's 1996 fourth quarter performance, which enabled the Company to start fiscal 1997 with $78,802,000 in cash and equivalents. As a result, the Company had an average investment balance of $27,558,000 for the Second Quarter of 1997, versus average short-term borrowings of $5,660,000 for the Second Quarter of 1996. Year-to-Date 1997 interest expense was $1,703,000, representing a decrease of $1,314,000 from the same period of the prior year. On April 15, 1996, the Company issued $40,000,000 principal amount of 5.25% convertible notes due April 15, 2003 (Convertible Notes). See Note B to the condensed consolidated financial statements.


INCOME TAXES

The Company's effective tax rate was 42.0% for the Second Quarter and Year-to-Date of 1997 and 1996. This rate reflects the affect of aggregate state tax rates based on the mix of retail sales and catalog sales in the various states in which the Company has sales or conducts business.


LIQUIDITY AND CAPITAL RESOURCES

For Year-to-Date 1997, net cash used in operating activities was $24,955,000, representing a change of $45,278,000 from the $20,323,000 of cash provided by operating activities in the same period of 1996. The majority of the change is due to the fact that in the first quarter of 1996, the Company was liquidating inventories to reduce overstocks and slow-moving items. Due to improved merchandise planning and control, the Company was in the more typical position of building inventories during the first two quarters of 1997 and expects to continue to do so in the third quarter in response to growth and seasonal requirements. The income tax liability during Year-to-Date 1997 decreased $12,815,000, as compared to a decrease of $1,947,000 in the same period of 1996. This is primarily due to the payment of the Company's 1996 income taxes in the first quarter of 1997 as a result of the improved profitability of 1996 as compared to 1995.

Net cash used in investing activities of $28,257,000 for the Year-to-Date 1997 was primarily for new stores. The Company is planning $64,500,000 of gross capital expenditures in 1997 (approximately $42,200,000 net of tenant improvement allowances), including $10,000,000 for information systems.

For Year-to-Date 1997, cash provided by financing activities was $1,676,000 as compared to $9,725,000 for the same period of 1996. On April 15, 1996, the Company issued the Convertible Notes, which are convertible into shares of the Company's common stock at a conversion price of $26.10 per share (or 38.3 shares per $1,000 principal amount). Proceeds from the notes were used primarily to reduce bank borrowings.

The Company has a 364-day syndicated line of credit facility expiring on May 29, 1998 which provides for $60,000,000 to $90,000,000 in cash advances, depending on seasonal requirements. The agreement contains certain restrictive loan covenants, including minimum tangible net worth, a minimum out-of-debt period, and a prohibition on payment of cash dividends. Additionally, the Company has a $35,000,000 letter-of-credit agreement with its primary bank. See Note B to the condensed consolidated financial statements.


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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Shareholders was held on May 28, 1997.

(b) At the Company's 1997 Annual Meeting of Shareholders, the shareholders took the following actions:

     (I) The shareholders elected Adrian D.P. Bellamy by the vote indicated to serve as a director of the Company until the next Annual Meeting of Shareholders or until his successor is elected and qualified:

                     Name                For                  Withheld
                     ----                ---                  --------
              Adrian D.P. Bellamy        21,145,391           223,724

         The shareholders re-elected each of the following persons by the vote indicated to serve as a director of the Company until the next Annual Meeting of Shareholders or until his successor is elected and qualified:

                     Name                For                  Withheld
                     ----                ---                  --------
              Charles E. Williams        21,139,217           229,898
              W. Howard Lester           21,144,192           224,923
              James A. McMahan           21,137,158           231,957
              Nathan Bessin              21,146,391           222,724
              Patrick J. Connolly        21,146,118           222,997
              Gary G. Friedman           21,146,401           222,714
              James M. Berry             21,146,676           222,439
              Millard S. Drexler         18,552,883         2,816,232
              John E. Martin             18,541,405         2,827,710

     (II) The shareholders approved by the vote indicated the Amended and Restated 1993 Stock Option Plan:

                    For                Against              Withheld
                    ---                -------              --------
                    20,402,141         829,365              37,609

     (III) The shareholders ratified by the vote indicated the selection of Deloitte & Touche LLP as the independent accountants for the Company's fiscal year ending February 1, 1998:

                    For                Against              Withheld
                    ---                -------              --------
                    21,350,381         7,915                10,819

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
------         -------------------
10.1       Amended and Restated Standing Loan Agreement between the Company and
           Bank of America, NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for
           the period ended May 4, 1997 as filed with the Commission on June 17,
           1997).

10.2 Credit Agreement between the Company and Bank of America, NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.2A      Agreement Re: Intercreditor Agreement, dated May 22, 1997
           (incorporated by reference to Exhibit 10.2A to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.2B      Continuing Guaranty from Pottery Barn East, Inc. to Bank of
           America, NT & SA, dated June 1, 1997 (incorporated by reference to
           Exhibit 10.2B to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.2C      Continuing Guaranty from Hold Everything, Inc. to Bank of America,
           NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit
           10.2C to the Company's Report on Form 10-Q for the period ended May
           4, 1997 as filed with the Commission on June 17, 1997).

10.2D      Continuing Guaranty from Williams-Sonoma Stores, Inc. to Bank of
           America, NT & SA, dated June 1, 1997 (incorporated by reference to
           Exhibit 10.2D to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.2E      Continuing Guaranty from Chambers Catalog Company, Inc. to Bank of
           America, NT & SA, dated June 1, 1997 (incorporated by reference to
           Exhibit 10.2E to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.2F      Continuing Guaranty from Gardeners Eden, Inc. to Bank of America,
           NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit
           10.2F to the Company's Report on Form 10-Q for the period ended May
           4, 1997 as filed with the Commission on June 17, 1997).

10.3       Letter of Credit Agreement between the Company and Bank of America,
           NT & SA dated June 1, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.3A      One Bank Guaranty from Pottery Barn East, Inc. to Bank of America,
           NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit
           10.3A to the Company's Report on Form 10-Q for the period ended May
           4, 1997 as filed with the Commission on June 17, 1997).

10.3B      One Bank Guaranty from Hold Everything, Inc. to Bank of America, NT
           & SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.3B to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.3C      One Bank Guaranty from Williams-Sonoma Stores, Inc. to Bank of
           America, NT & SA, dated June 1, 1997 (incorporated by reference to
           Exhibit 10.3C to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.3D      One Bank Guaranty from Chambers Catalog Company, Inc. to Bank of
           America, NT & SA, dated June 1, 1997 (incorporated by reference to
           Exhibit 10.3D to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.3E      One Bank Guaranty from Gardeners Eden, Inc. to Bank of America, NT
           & SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.3E to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.4       Amendment Number Seven to the Williams-Sonoma, Inc. Employee
           Profit Sharing and Stock Incentive Plan, dated May 1, 1997.

11         Statement re computation of per share earnings.

27         Financial Data Schedule.

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



Dated: September 12, 1997