Form 10-Q
period 1997-11-02
WILLIAMS SONOMA INC
filed 1997-12-17
CIK 719955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------

                                    FORM 10-Q
(Mark One)
/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended  November 2, 1997.
                                  ----------------

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from       to

Commission file number 000-12704
                       ---------

                      WILLIAMS-SONOMA, INC.
------------------------------------------------------------
  (Exact Name of Registrant as Specified in Its Charter)

            California                    94-2203880
------------------------------------------------------------
  (State or Other Jurisdiction of         (I.R.S. Employer
  Incorporation or Organization)          Identification No.)

  3250 Van Ness Avenue, San Francisco, CA      94109
------------------------------------------------------------
  (Address of Principal Executive Offices)     (Zip Code)

Registrant's Telephone Number, Including Area Code: (415)421-7900
                                                     ------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

    Indicate by check /x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /x/ No / /

   As of December 5, 1997, 25,833,276 shares of the Registrant's Common Stock were outstanding.

                                 WILLIAMS-SONOMA, INC.
                                  REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED NOVEMBER 2, 1997


                                TABLE OF CONTENTS


                           PART I. FINANCIAL INFORMATION

Item   1.   Financial Statements
              Condensed Consolidated Balance Sheets
               November 2, 1997, February 2, 1997, and October 27, 1996

              Condensed Consolidated Statements of Operations
               Thirteen weeks ended November 2, 1997 and October 27, 1996
               Thirty-nine weeks ended November 2, 1997 and October 27, 1996

              Condensed Consolidated Statements of Cash Flows
               Thirty-nine weeks ended November 2, 1997 and October 27, 1996

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


                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)

                                        November 2,   February 2,    October 27,
                                              1997        1997          1996
                                              ----        ----          ----
ASSETS
Current assets:
     Cash and cash equivalents             $  3,624     $ 78,802    $  2,882
     Accounts receivable (net)               25,768       11,918      17,038
     Merchandise inventories                169,792      110,702     119,016
     Prepaid expenses and other assets        7,756        8,674      11,044
     Prepaid catalog expenses                18,437       11,925      16,870
     Deferred income taxes                    4,028        4,028         139
                                           --------      -------    ---------
         Total current assets               229,405      226,049     166,989

Property and equipment (net)                194,734      172,093     168,667
Investments and other assets (net)            6,237        5,824       7,518
Deferred income taxes                           451          451       4,040
                                           --------     --------    ---------
                                           $430,827     $404,417    $347,214
                                           ========     ========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                      $ 61,708     $ 64,409    $ 54,600
     Accrued expenses                         8,057       12,514       5,223
     Accrued salaries and benefits           13,035       16,116      10,642
     Line of credit                          24,600           --      15,400
     Customer deposits                       14,893       13,801      10,539
     Income taxes payable                       690       15,715          --
     Current portion of long-term obligations   125          125         125
     Other liabilities                        6,607        6,801       3,773
                                           --------     --------    --------
          Total current liabilities         129,715      129,481     100,302

Deferred lease credits and other liabilities 56,441       39,579      40,328
Long-term debt                               89,527       89,319      86,884
Shareholders' equity                        155,144      146,038     119,700
                                           --------     --------   ---------
                                           $430,827     $404,417   $ 347,214
                                           ========     ========   =========

            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                      Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                      --------------------        -----------------------
                                      November 2,  October 27,     November 2,  October 27,
                                         1997          1996            1997       1996
                                         ----          ----            ----       ----
Net sales                                  $203,863   $171,154      $562,825     $484,050


Costs and expenses:
  Cost of goods sold and occupancy          126,525    108,522       353,219      312,942
  Selling, general and administrative        70,458     60,917       194,461      171,549
                                           --------   --------      --------      -------
     Total costs and expenses               196,983    169,439       547,680      484,491
                                           --------   --------      --------      -------

       Earnings (loss) from operations        6,880      1,715        15,145         (441)

Interest expense (net)                        1,285      1,317         2,988        4,334
                                           --------   --------      --------      -------


       Earnings (loss) before income taxes    5,595        398        12,157       (4,775)

Income taxes (benefit)                        2,350        167         5,106       (2,005)
                                           --------   --------       -------      -------

        Net earnings (loss)                  $3,245       $231        $7,051     $ (2,770)
                                           ========   ========       =======      ========


Earnings (loss) per share:
        Primary and fully diluted             $0.12      $0.01         $0.26       $(0.11)

Average number of common shares outstanding:
        Primary                              27,058     26,453        26,753      25,453*
        Fully diluted                        27,058**   26,511**      26,834**    25,453*

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


            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                        Thirty-Nine Weeks Ended
                                                        November 2,    October 27,
                                                            1997         1996
                                                            ----         ----
Cash flows from operating activities:
     Net earnings (loss)                                     $7,051     $(2,770)
     Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in) operating activities:
         Depreciation and amortization                       21,074      17,333
         Amortization of deferred lease incentives           (3,461)     (2,444)
         Loss on prepayment of CA Closets note receivable        --         225
         Loss on disposal of assets                              --           6
         Change in:
             Accounts receivable                            (13,850)     (4,106)
             Merchandise inventories                        (59,090)      2,587
             Prepaid catalog expenses                        (6,512)     (1,257)
             Prepaid expenses and other assets                  918      (4,538)
             Accounts payable                                (2,701)     (3,695)
             Accrued expenses and other liabilities          (5,264)       (960)
             Deferred lease incentives                       20,323      14,195
             Income taxes payable                           (15,025)     (1,947)
                                                            --------     -------
                 Net cash provided by (used in)
                    operating activities                    (56,537)     12,629
                                                            --------     -------
Cash flows from investing activities:
     Purchases of property and equipment                    (44,804)    (39,482)
     Other investments                                         (699)        156
                                                            --------     -------
                 Net cash used in investing activities      (45,503)    (39,326)
                                                            --------     -------
Cash flows from financing activities:
     Borrowings under line of credit                         35,100     160,480
     Repayments under line of credit                        (10,500)   (174,680)
     Proceeds from issuance of long-term debt                    --      40,000
     Debt issuance costs                                         --      (1,330)
     Repayment of long-term debt                               (472)        (94)
     Proceeds from exercise of stock options                  2,055         816
     Change in other long-term liabilities                      679         221
                                                           --------      -------
                 Net cash provided by financing activities   26,862      25,413
                                                           --------     --------

                 Net increase (decrease) in cash and
                    cash equivalents                        (75,178)     (1,284)
                 Cash and cash equivalents at beginning
                    of period                                78,802       4,166
                                                           --------     --------
                 Cash and cash equivalents at end of period  $3,624      $2,882
                                                           ========     ========

                       See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   Thirteen and Thirty-nine Weeks Ended November 2, 1997 and October 27, 1996
                                   (Unaudited)

NOTE A.  FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of November 2, 1997 and October 27, 1996, the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended November 2, 1997 and October 27, 1996, and condensed consolidated statements of cash flows for the thirty-nine week periods ending November 2, 1997 and October 27, 1996 have been prepared by Williams-Sonoma, Inc., (the Company) without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at February 2, 1997, presented herein, has been prepared from the audited balance sheet of the Company.

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

The results of operations for the thirteen and thirty-nine weeks ended November 2, 1997 are not necessarily indicative of the operating results of the full year.

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

The pro forma effect assuming adoption of SFAS No. 128 at the beginning of each period is presented below:

                                 Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                               November 2,   October 27,      November 2,   October 27,
                                1997            1996              1997        1996
                                ----            ----              ----        ----
Pro forma earnings (loss) per share

     Basic                      $0.13          $0.01          $0.28          $(0.11)
     Diluted                    $0.12          $0.01          $0.26          $(0.11)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NET SALES
Net sales consists of the following components (dollars in thousands):

                         Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                 November 2, 1997   October 27, 1996   November 2, 1997   October 27, 1996
                 ----------------   ----------------   ----------------   ----------------
Retail Sales       $130,638  64.1%   $107,632  62.9%   $353,159  62.7%   $298,495  61.7%
Catalog Sales        73,225  35.9%     63,522  37.1%    209,666  37.3%    185,555  38.3%
                   --------  -----   --------  -----   --------  -----   --------  -----
  Total Net Sales  $203,863 100.0%   $171,154 100.0%   $562,825 100.0%   $484,050 100.0%

Net sales for Williams-Sonoma, Inc. and subsidiaries (the Company) for the 13 weeks ended November 2, 1997 (Third Quarter of 1997) were $203,863,000 -- an increase of $32,709,000 (19.1%) over net sales for the 13 weeks ended October 27, 1996 (Third Quarter of 1996). Net sales for the 39-week period ended November 2, 1997 (Year-to-Date 1997) were $562,825,000, a 16.3% increase from the 39-week period ended October 27, 1996 (Year-to-Date 1996).


RETAIL SALES

                                          Thirteen Weeks Ended       Thirty-Nine Weeks Ended
(Dollars in thousands)                  November 2,   October 27,    November 2,  October 27,
                                           1997          1996           1997         1996
                                           ----          ----           ----         ----
Total retail sales                           $130,638   $107,632      $353,159   $298,495
Retail growth percentage                        21.4%      32.3%         18.3%      34.8%
Comparable store sales growth                    1.3%       4.4%          1.4%       4.6%
Number of stores - beginning of period            264        246           256        240
Number of new stores                               20         17            42         29
Number of closed stores                             6          6            20         12
Number of stores - end of period                  278        257           278        257
Store selling area at quarter-end (sq. ft.) 1,015,594    842,176     1,015,594    842,176

Retail sales for the Third Quarter of 1997 increased 21.4% over retail sales for the Third Quarter of 1996 primarily due to the 20.6% increase in selling square footage. Year-to-Date 1997 retail sales increased 18.3% over the same period of the prior year. The Company operated 278 stores at the end of the Third Quarter of 1997 as compared to 257 stores at the end of the same period of the prior year. During the Third Quarter of 1997, the Company opened 20 stores (12 Pottery Barn, 7 Williams-Sonoma and 1 Hold Everything), all of which were large-format stores except for the Hold Everything location, and closed 6 smaller stores (4 Pottery Barn, 1 Williams-Sonoma and 1 Hold Everything). Pottery Barn, which represented 32.4% of the locations at the end of the Third Quarter of 1997, accounted for 75.3% and 65.1% of the growth in retail sales for the Third Quarter of 1997 and Year-to-Date 1997, respectively.

Comparable store sales are defined as those whose gross square feet did not change by more than 20% in the previous twelve months and which have been open for at least 12 months. Comparable store sales are compared monthly for purposes of this analysis. Comparable store sales grew 1.3% in the Third Quarter of 1997 and 1.4% for Year-to-Date 1997. Large-format stores accounted for 52.4% and 47.6% of Third Quarter and Year-to-Date 1997 comparable store sales, respectively.

The prototypical 1997 large-format stores range from 5,700 - 8,100 selling square feet (10,000 - 13,800 gross square feet) for Pottery Barn stores and 2,800 - 4,600 selling square feet (4,200 - 6,500 gross square feet) for Williams-Sonoma, and are intended to enable the Company to display merchandise more effectively. Large-format stores accounted for 60.4% and 55.8% of 1997 Third Quarter and 1997 Year-to-Date retail sales, respectively. As of the end of the 1997 Third Quarter, 126 stores (73 Williams-Sonoma and 53 Pottery Barn) were in the large-format.


CATALOG SALES

Catalog sales in the Third Quarter of 1997 increased 15.3% over catalog sales in the Third Quarter of 1996 and catalog sales in the Third Quarter of 1996 had increased 11.4% over the same period of the prior year. For Year-to-Date 1997, catalog sales increased 13.0% over the same period of 1996.

The following table reflects catalog sales growth (loss) percentages by concept:


                      Thirteen Weeks Ended                Thirty-Nine Weeks Ended
               November 2, 1997   October 27, 1996    November 2, 1997   October 27, 1996
               ----------------   ----------------    ----------------   ----------------
Williams-Sonoma       6.5%              2.1%                  18.9%              2.6%
Pottery Barn         28.1%             15.8%                  17.4%             23.6%
Hold Everything       9.6%             13.9%                  14.1%              7.6%
Gardeners Eden       (6.7%)            (3.1%)                 (6.2%)             5.0%
Chambers              0.1%             25.6%                  (2.5%)            18.2%
   Total catalog     15.3%             11.4%                  13.0%             13.9%

Combined sales for Williams-Sonoma and Pottery Barn, the Company's primary concepts, comprised approximately 72.6% and 68.2% of total catalog sales for the Third Quarter 1997 and Year-to-Date 1997, respectively. The number of catalogs mailed in the Third Quarter of 1997 as compared to the same period of 1996 increased 14.9% for Pottery Barn and 8.0% for Williams-Sonoma. The total number of catalogs mailed, which grew 5.9% in the Third Quarter of 1996 as compared to the same period of the previous year, increased 8.0% in the Third Quarter of 1997 as compared to the Third Quarter of 1996. Other factors contributing to the catalog sales growth in the Williams-Sonoma, Pottery Barn and Hold Everything concepts were an improved in-stock position and a reduction in Pottery Barn merchandise returns.

The Company reduced the number of Gardeners Eden and Chambers catalogs mailed in the Third Quarter of 1997 by 16.8% and 8.9%, respectively, as compared to the same period of the prior year in an effort to improve revenue per catalog mailed.

COST OF GOODS SOLD AND OCCUPANCY

Cost of goods sold and occupancy expenses expressed as a percent of net sales in the Third Quarter of 1997 decreased 1.3 percentage points, to 62.1% from 63.4% in the same period of the prior year. Merchandise margin improved 1.2 percentage points, principally due to lower cost of merchandise and lower shipping costs from the distribution center to the stores as a result of volume efficiencies and improved management of the distribution process. Occupancy expenses expressed as a percentage of net sales decreased slightly in the Third Quarter of 1997, primarily as a result of efficiencies achieved at the Company's Memphis distribution center.

For the Year-to-Date 1997, cost of goods sold and occupancy expenses as a percent of net sales decreased 1.9 percentage points from 64.7% for the same period of 1996 to 62.8%. Merchandise margins improved 2.0 percentage points, primarily as a result of the lower cost of merchandise. The occupancy expense rate increased 0.1 percentage points, primarily due to increased occupancy costs for the Las Vegas call center.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses expressed as a percent of net sales decreased 1.1 percentage points to 34.5% in the Third Quarter of 1997 from 35.6% in the Third Quarter of 1996, and 0.9 percentage points for Year-to-Date 1997. These reductions are primarily attributable to operational efficiencies at the Memphis distribution center and lower advertising expense rates as a result of more effective marketing and mailing strategies in the catalog division and accelerating growth of retail sales as compared to catalog sales.


INTEREST EXPENSE

Net interest expense for the Third Quarter of 1997 decreased $32,000 to $1,285,000 from $1,317,000 for the Third Quarter of 1996. Year-to-Date 1997 net interest expense was $2,988,000 -- a decrease of $1,346,000 from the same period of the prior year. The decrease is primarily a result of increased interest income. For the first nine months of fiscal year 1997, the Company maintained an average short-term investment balance of approximately $30,000,000 as compared to approximately $500,000 for the same period of the prior year. This was achieved primarily as a result of the Company's performance in the fourth quarter of fiscal year 1996, which enabled the Company to start fiscal year 1997 with $78,802,000 in cash and equivalents.


INCOME TAXES

The Company's effective tax rate was 42.0% for the Third Quarter 1997 and Year-to-Date 1997, as well as for the comparable periods of 1996. This rate reflects the effect of aggregate state tax rates based on the mix of retail sales and catalog sales in the various states in which the Company has sales or conducts business.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities in Year-to-Date 1997 was $56,537,000 - a change of $69,166,000 from the $12,629,000 of cash generated by operating activities in the same period of 1996. The majority of the change is due to the change in inventory levels. In the first two quarters of 1996, the Company was liquidating inventories to reduce overstocks and slow-moving items. Due to improved merchandise planning and control in 1997, the Company was in the more typical position of building inventories in response to growth and seasonal requirements. The remainder of the decrease in cash from operations is principally attributable to income tax payments. As a result of such payments, the income tax liability during Year-to-Date 1997 decreased $15,025,000, as compared to a decrease of $1,947,000 in the same period of 1996. This is primarily due to the payment of the Company's 1996 income taxes in the first quarter of 1997, which was significantly higher than the prior year's payment because of the Company's improved profitability in 1996.

Net cash used in investing activities for Year-to-Date 1997 was $45,503,000. Approximately $7,415,000 was used for information systems, and the majority of the remainder was for new stores. The Company is planning approximately $15,500,000 of capital expenditures for the remainder of fiscal year 1997.

For Year-to-Date 1997, cash provided by financing activities was $26,862,000, most of which was provided through borrowings under the Company's line of credit facility. Cash provided by financing activities for Year-to-Date 1996 was $25,413,000, and included the replacement of certain short-term borrowings with long-term debt. On April 15, 1996, the Company sold $40,000,000 of 5.25% convertible, subordinated notes due 2003 ("Convertible Notes"). The Convertible Notes are convertible into shares of the Company's common stock at a conversion price of $26.10 per share (or 38.3 shares per $1,000 principal amount).
Proceeds from the notes were used primarily to reduce bank borrowings.

The Company has a 364-day syndicated line of credit facility expiring on May 29, 1998 which provides for $60,000,000 to $90,000,000 in cash advances, depending on seasonal requirements. The agreement contains certain restrictive loan covenants, including minimum tangible net worth, a minimum out-of-debt period, and a prohibition on payment of cash dividends. Additionally, the Company has a $35,000,000 letter-of-credit agreement with its lead bank. As of December 1, 1997, there were no outstanding borrowings under this facility.


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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION

3.1    Restated Articles of Incorporation (incorporated by reference to Exhibit
       3.1 to the Company's Report on Form 10-Q for the period ended October 29, 1995, as filed with the Commission on December 12, 1995).

3.2    Restated and Amended Bylaws of Registrant (incorporated by reference to
       Exhibit 3.2 to the Company's Report on Form 10-K for the fiscal year ended
       January 31, 1988, as filed with Commission on April 29, 1988).

10.5   First Amendment and Restatement of the Williams-Sonoma, Inc. Executive
       Deferral Plan dated November 6, 1997.

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

                                        WILLIAMS-SONOMA, INC.



                                        By:/S/Dennis A. Chantland
                                           ----------------------
                                          Dennis A. Chantland
                                          Executive Vice President
                                          Chief Administrative Officer
                                          Secretary



Dated: December 9, 1997