Form 10-K
period 1998-02-01
WILLIAMS SONOMA INC
filed 1998-04-22
CIK 719955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-K
  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                   For the fiscal year ended February 1, 1998
                                             ----------------

                        Commission file number 000-12704
                                               ---------

                              WILLIAMS-SONOMA, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         California                                             94-2203880
-------------------------------                             ------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

3250 Van Ness Avenue, San Francisco, CA                          94109
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

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

      As of March 27, 1998, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $1,173,730,000 using the closing sales price on this day of $59.75. It is assumed for purposes of this computation an affiliate includes all persons registered as Registrant insiders with the Securities and Exchange Commission, as well as the Registrant's Associate Stock Incentive Plan.

      As of March 27, 1998, 26,132,729 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the following documents have been incorporated herein by reference:

      1) Registrant's Annual Report to Shareholders for the Fiscal Year ended February 1, 1998 (the "1997 Annual Report") in Parts I and II hereof and attached hereto as Exhibit 13;

      2) Registrant's Proxy Statement for the 1998 Annual Meeting (the "Proxy Statement") in Part III hereof.

                              WILLIAMS-SONOMA, INC.
                             FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED FEBRUARY 1, 1998

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
              and Reports on Form 8-K

                                     PART I


ITEM 1. BUSINESS

Williams-Sonoma, Inc., together with its subsidiaries (the Company), is a national specialty retailer of fine quality cooking and serving equipment, home furnishings and home and garden accessories, which it markets through 276 retail stores and five mail order catalogs. The Company believes that it is one of the country's largest specialty retailers of such equipment, furnishings and accessories. Retail sales accounted for approximately 65% of the Company's net sales during the fiscal year ended February 1, 1998 (Fiscal 1997), while mail order sales accounted for the balance.

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

The Company was founded in 1956 in Sonoma, California, by Charles E. Williams, currently Vice Chairman and a director of the Company. Williams-Sonoma was one of the first retailers of fine quality cookware in the United States. Two years later, the Sonoma store was moved to San Francisco. In 1972, the Company began to offer its Williams-Sonoma kitchen products through mail order catalogs. The Company expanded into areas of the home-centered business beyond kitchen products by acquiring: Gardeners Eden, a mail order merchandiser of home gardening and outdoor-related products, in 1982; and Pottery Barn, a retailer of home furnishings, accessories and housewares, in 1986. The Company also internally developed Hold Everything, a retail and mail order merchandiser of innovative household storage products, and Chambers, a mail order merchandiser of high-quality bed and bath products.


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

As of February 1, 1998 the Company operated 276 retail stores, located in 37 states and the District of Columbia. This represents 152 Williams-Sonoma, 88
- Pottery Barn, 32 Hold Everything, and 4 outlet stores, of which 74 Williams-Sonoma and 54 Pottery Barn stores are large-format. The prototypical 1997 large-format stores range from 5,700-9,000 selling square feet for Pottery Barn stores, and 2,800-4,600 selling square feet for Williams-Sonoma stores and enable the Company to more clearly display merchandise. Large-format stores accounted for 58% of retail sales in fiscal 1997. In fiscal 1998, the Company plans to increase leased square footage by approximately 21%.

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

The Company's San Francisco call center, which primarily serviced Pottery Barn, was previously located in one of the Company's two corporate headquarters facilities. In order to support the sales growth in Pottery Barn and growth of the Company's corporate staff, management made the decision in fiscal 1997 to close this call center and to utilize the space for corporate offices. The call center was closed in January 1998, and as a result the Company recorded a fourth quarter pre-tax charge of $2,335,000 for severance and other employment-related costs associated with the closure. A new call center is scheduled to open in Oklahoma City, Oklahoma, in the third quarter of fiscal 1998. In the interim, the Company's Las Vegas call center is performing all functions previously handled by the San Francisco call center. (See Note E to the Company's Consolidated Financial Statements).

SUPPLIERS

The Company purchases its merchandise from numerous foreign and domestic manufacturers and importers, none of which accounted for more than 3% of purchases during fiscal 1997. Approximately 40% of the Company's merchandise is foreign-sourced. The primary sources for imported merchandise are located in Europe and Asia.

MANAGEMENT INFORMATION SYSTEMS

In fiscal 1996, the Board of Directors approved a three-year, $25 million management information systems initiative, the purpose of which is to support the continuing growth of the Company. In fiscal 1997, the Company spent approximately $9 million on development of information systems, including merchandise planning and inventory management systems. In fiscal 1998, the Company is planning to spend approximately $10 million on information systems, including development of a new mail order entry system and implementation of merchandise planning and inventory management systems.

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

The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and net income have been realized during the period from October through December, and levels of net sales and net income have generally been significantly lower during the period from February through September. The Company believes this is the general pattern associated with the mail order and retail industries. In anticipation of its peak season, the Company hires a substantial number of additional employees in its retail stores and mail order processing and distribution areas, and incurs significant fixed catalog production and mailing costs. (See Quarterly Financial Information on page 48 of the 1997 Annual Report which is incorporated herein by reference).

EMPLOYEES

At February 1, 1998, the Company employed approximately 12,300 persons, approximately 3,300 of whom were full-time employees. During the 1997 peak season, the Company hired approximately 5,100 temporary employees in its stores and in its mail order processing and distribution areas.

ITEM  2.       PROPERTIES

The Company's corporate offices are located in two facilities in San Francisco, California. The primary headquarters building was purchased in 1993 and is security for a mortgage agreement entered into with a bank in April 1994. The second corporate office is held under a lease which was amended in January 1996.

In July 1984, the Company began distributing its merchandise through a centralized leased facility of approximately 243,000 square feet located in Memphis, Tennessee. In October 1986 an additional 190,000 square feet of distribution center was constructed. The lessor is a partnership consisting of
W. Howard Lester, chairman, chief executive officer and significant shareholder of the Company and James A. McMahan, director and significant shareholder of the Company. The construction of the entire facility was financed by the partnership through the aggregate issuance of $9,200,000 of industrial development bonds. The lease had an initial non-cancelable term of ten years expiring on June 30, 1994 with two optional five-year renewals by the Company. In December 1993, the Company exercised the two five-year renewal options and is now obligated to lease the space until June 30, 2004. In addition, the Company is obligated to renew the lease annually so long as the bonds which financed the project are outstanding. Effective July 1, 1994, the fixed basic monthly rent is $51,500. In connection with the December 1993 transaction, both the partnership and the Company provided to an unaffiliated bank an indemnity against certain environmental liabilities. (See Note F of the Company's Consolidated Financial Statements).

In August 1990, the Company entered into a lease agreement for an additional 307,000 square feet of distribution space adjacent to its existing Memphis facility. The lessor is a partnership that includes Messrs. Lester, McMahan and Robert K. Earley, former Senior Vice President of Distribution. The construction was financed by the partnership through the sale of $10,550,000, 10.36% principal amount of industrial development bonds. In September 1994, the lease was amended to include an approximately 306,000 square-foot expansion, financed by the lessor through a $500,000 capital contribution from its partners and the sale of $9,825,000, 9.01% principal amount of industrial development bonds. The expansion was completed in October 1995. The amended lease has an initial, non-cancelable term of fifteen years, with three optional five-year renewals, and mandatory annual renewals so long as the bonds are outstanding. (See Note F of the Company's Consolidated Financial Statements).

On January 2, 1996, the Company entered an agreement to lease a 35,867 square-foot build-to-suit call center in Summerlin, Nevada. The lease covers a ten-year term with three optional five-year renewals. Rent commenced in August 1996 at an annual basic rent amount of $529,000 for each of the first five years of the lease and will increase to $598,000 annually for the remaining five years. In the event that the Company should require more space to support growth, the agreement includes an option to expand into an additional 17,920 square feet. (See Note E of the Company's Consolidated Financial Statements).

In July 1996, the Company secured an additional 400,232 square foot warehouse in Memphis, Tennessee to more efficiently process non-conveyable merchandise. The lease for the warehouse covers a nine-year term with termination rights available after the third and sixth years, subject to penalty fees. Rent commenced in July 1996 at a rate of $60,000 a month for the first ten months of the lease and increased to $92,000 a month for the following 26 months. For the remainder of the term, the rent will increase based on a rate to be determined using the Consumer Price Index but not to exceed five percent of the minimum rental payments. (See Note E of the Company's Consolidated Financial Statements).

On February 13, 1998, the Company entered into an agreement to lease a 35,862 square-foot build-to-suit call center in Oklahoma City, Oklahoma. The lease covers a ten-year term with three optional five-year renewals. Rent will commence in August 1998 at an annual basic rent of $506,000 for each of the first five years of the lease and will increase to $550,000 annually for the remaining five years. In the event that the Company should require more space to support growth, the agreement includes an option to expand into an additional 15,000 square feet. (See Note E of the Company's Consolidated Financial Statements).

The Company's net selling area, at February 1, 1998, totaled approximately 1,016,000 square feet of leased space for 276 stores. All of the existing stores are leased by the Company with original lease terms ranging from eight to twenty-five years, expiring between 1998 and 2018, except for one store with a 49-year lease term extending through 2040. Most leases for the Company's stores provide for contingent rent based upon sales. (See Note E of the Company's Consolidated Financial Statements).

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

There were no matters submitted to a vote of security holders during the fourth quarter of the 1997 fiscal year.

                                     PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is currently traded on the NASDAQ National Market System. Information contained under the caption "Common Stock" on page 48 of the 1997 Annual Report is incorporated herein by reference. The closing sales price of the Company's stock in the NASDAQ National Market System on March 27, 1998 was $59.75.

SHAREHOLDERS

The number of shareholders of record as of March 27, 1998 was approximately 518. This number excludes shareholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

The Company has never declared or paid a cash dividend on its common stock. In addition, the Company is prohibited from doing so by certain covenants in its bank credit agreement and is limited to a maximum dollar amount as determined in accordance with covenants in its 7.2% Senior Note agreement. (See Note C to the Company's Consolidated Financial Statements).

STOCK SPLITS

In January 1994, the Company declared a 3-for-2 stock split to shareholders of record as of January 28, 1994. The split was effected on February 18, 1994 with the issuance of 5,574,594 additional shares.

In August 1994, the Company declared a 3-for-2 stock split to shareholders of record as of September 7, 1994. The split was effected on September 27, 1994 with the issuance of 8,414,056 additional shares.

On March 11, 1998, the Company's Board of Directors declared a 2-for-1 stock split to be effected as a special distribution of one share of common stock for each share of the Company's common stock outstanding. The distribution will be made on May 15, 1998 to shareholders of record on May 4, 1998. (See Note L of the Company's Consolidated Financial Statements).

ITEM  6.  SELECTED FINANCIAL DATA

Information contained under the caption "Five Year Selected Financial Data" on page 31 of the 1997 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained under the caption "Management's Discussion and Analysis" on pages 32 - 35 of the 1997 Annual Report is incorporated herein by reference.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are incorporated by reference to pages 36 through 47 of the 1997 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K:


          Independent Auditors' Report

          Consolidated   Balance  Sheets  as  of  February  1,  1998  and
          February 2, 1997

          Consolidated Statements of Earnings for the 52-week period ended February 1, 1998, for the 53-week period ended February 2, 1997 and for the 52-week period ended January 28, 1996

          Consolidated Statements of Shareholders' Equity for the 52-week period ended February 1, 1998, for the 53-week period ended February 2, 1997 and for the 52-week period ended January 28, 1996

          Consolidated Statements of Cash Flows for the 52-week period ended February 1, 1998, for the 53-week period ended February 2, 1997 and for the 52-week period ended January 28, 1996

          Notes to Consolidated Financial Statements


The unaudited quarterly information contained under the caption "Quarterly Financial Information" on page 48 of the 1997 Annual Report is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained in the table under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference.

Information contained on page 4 of the Proxy Statement in the last paragraph under the caption "Voting Securities and Principal Shareholders" is incorporated herein by reference.

At each Annual Meeting, directors are elected to serve until the next annual meeting of shareholders or until the election and qualification of their successors. The Company's Bylaws provide for not less than six nor more than eleven directors, the exact number following the May 27, 1998 Annual Meeting having been fixed by the Board of Directors at ten.

Executive officers of the Company are elected by the Board of Directors at the annual organizational meeting held immediately following the Annual Meeting and serve at the pleasure of the Board. Information contained in the first table under the caption "Information Concerning Executive Officers" on page 7 of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to the aggregate cash compensation paid by the Company to each of its five most highly-compensated executive officers for the fiscal year ended February 1, 1998, is contained under the caption "Executive Compensation" on pages 8 through 12 of the Proxy Statement and is incorporated herein by reference (except the information contained in the Compensation Committee Report and the Performance Graph).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

a) Information with respect to those persons known to the Company to be beneficial owners of more than 5% of its common stock as of March 27, 1998, is contained under the caption "Voting Securities and Principal Shareholders" on pages 1 through 4 of the Proxy Statement and is incorporated herein by reference.


b) Information concerning the beneficial ownership of the Company's common stock by its directors, by each executive officer named in the "Summary Compensation Table" set forth on page 8 of the Proxy Statement, and by its directors and officers as a group, as of March 27, 1998, is contained in the tables under the captions "Voting Securities and Principal Shareholders" and "Election of Directors" on pages 1 through 10 of the Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is contained under the caption "Certain Transactions" on page 7 of the Proxy

Statement and is incorporated herein by reference. (See Note F of the Company's Consolidated Financial Statements).

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

(b) Reports on Form 8-K: No Form 8-K filings were made during the last quarter of the fiscal year ended February 1, 1998.

(c) Exhibits: See Exhibit Index on pages 16 through 21.

                       [DELOITTE & TOUCHE LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT ON FINANCIAL

        STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Williams-Sonoma, Inc.:

We have audited the consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries as of February 1, 1998 and February 2, 1997, and for each of the three fiscal years in the period ended February 1, 1998, and have issued our report thereon dated March 25, 1998; such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Williams-Sonoma, Inc. and subsidiaries listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/Deloitte & Touche LLP

San Francisco, California
March 25, 1998

                                   SCHEDULE II

                      WILLIAMS-SONOMA, INC. & SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

Column A                                Column B          Column C           Column D             Column E
--------                                --------          --------           --------             --------
                                                          Additions
                                        Balance at        Charged to                             Balance at
                                        Beginning         Costs and                                End of
Description                             of Period          Expenses          Deductions            Period
-----------                             ---------          --------          ----------            ------
Period Ended January 28, 1996:
Allowance for Doubtful Accounts          $239,000          $119,000          $120,000(A)          $238,000

Period Ended February 2, 1997:
Allowance for Doubtful Accounts          $238,000          $ 86,000          $138,000(A)          $186,000

Period Ended February 1, 1998:
Allowance for Doubtful Accounts          $186,000          $ 20,000                --             $206,000




(A) Consists of direct write-offs charged against the allowance account during the period.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WILLIAMS-SONOMA, INC.


          Date:  April 21, 1998               By   /s/W. Howard Lester
                                                   -----------------------------
                                                   Chairman and Chief Executive
                                                   Officer Director


        Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Date: April 21, 1998                     /s/W. Howard Lester
                                                   -----------------------------
                                                   W. Howard Lester
                                                   Chairman Chief
                                                   Executive Officer Director

          Date: April 21, 1998                     /s/Dennis A. Chantland
                                                   -----------------------------
                                                   Dennis A. Chantland
                                                   Executive Vice President
                                                   Chief Administrative
                                                   Officer Secretary

          Date: April 21, 1998                     /s/Jerry S. B. Dratler
                                                   -----------------------------
                                                   Jerry S. B. Dratler
                                                   Vice President,
                                                   Finance Chief Accounting
                                                   Officer

          Date: April 21, 1998                     /s/Charles E. Williams
                                                   -----------------------------
                                                   Charles E. Williams
                                                   Founder and Vice-Chairman
                                                   Director

          Date: April 21, 1998                     /s/Gary G. Friedman
                                                   -----------------------------
                                                   Gary G. Friedman
                                                   Chief Merchandising Officer
                                                   President-Retail Division
                                                   Director

          Date: April 21, 1998                     /s/Patrick J. Connolly
                                                   -----------------------------
                                                   Patrick J. Connolly
                                                   Executive Vice President
                                                   General Manager-Catalog
                                                   Director


          Date: April 21, 1998                     /s/Adrian D.P. Bellamy
                                                   -----------------------------
                                                   Adrian D.P. Bellamy
                                                   Director

          Date: April 21, 1998                     /s/James M. Berry
                                                   -----------------------------
                                                   James M. Berry
                                                   Director

          Date: April 21, 1998                     /s/Nathan Bessin
                                                   -----------------------------
                                                   Nathan Bessin
                                                   Director

          Date: April 21, 1998                     /s/Millard S. Drexler
                                                   -----------------------------
                                                   Millard S. Drexler
                                                   Director

          Date: April 21, 1998                     /s/Janet L. Emerson
                                                   -----------------------------
                                                   Janet L. Emerson
                                                   Director

          Date: April 21, 1998                     /s/James A. McMahan
                                                   -----------------------------
                                                   James A. McMahan
                                                   Director

          Date: April 21, 1998                     /s/John E. Martin
                                                   -----------------------------
                                                   John E. Martin
                                                   Director

                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                                     FOR THE
                       FISCAL YEAR ENDED FEBRUARY 1, 1998


EXHIBIT
NUMBER         EXHIBIT DESCRIPTION                                                        PAGE NO.
3.1        Restated Articles of Incorporation (incorporated by reference to
           Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended
           October 29, 1995, as filed with the Commission on December 12, 1995)

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

10.1 B     Amended and Restated 1993 Stock Option Plan

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

10.3       The lease for the Company's Corporate Offices at 100 North Point
           Street, San Francisco, California dated January 13, 1986, between the
           Company as lessee and Northpoint Investors as lessor (incorporated by reference to Exhibit 10.49 to the Company's Report on Form 10-K for the year ended February 3, 1985, as filed with the Commission on April 26, 1985)

10.3 A First amendment to the lease for the Company's Corporate Offices at 100 North Point Street, San Francisco, California dated January 5,
           1996, between the Company as lessee and Northpoint Investors as lessor (incorporated by reference to Exhibit 10.3 A to the Company's
           Report on Form 10-K for the year ended January 28, 1996, as filed with the Commission on April 26, 1996)

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

10.5 F     Amendment Number Seven to the Williams-Sonoma, Inc. Employee Profit
           Sharing and Stock Incentive Plan, dated May 1, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the period ended August 3, 1997 as filed with the Commission on September 16, 1997).

10.6 Purchase and Sale Agreement between the Company and Bancroft-Whitney, a division of Thomson Legal Publishing, Inc., dated December 14, 1993
           (incorporated by reference to Exhibit 10.29 to the Company's Annual
           Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994)

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

10.9 A Indenture for $40,000,000 5.25% Convertible, Subordinated Notes, dated April 15, 1996 (incorporated by reference to Exhibit 10.10A to the Company's Report on Form 10-K for the period ended January 28, 1996 as filed with the Commission on April 26, 1996 )

10.9 B     Registration Rights Agreement relating to $40,000,000 5.25%
           Convertible, Subordinated Notes, dated April 15, 1996 (incorporated by reference to Exhibit 10.10B to the Company's Report on Form 10-K for the period ended January 28, 1996 as filed with the Commission on April 26, 1996 )

10.10      Settlement Agreement and General Release between Williams-Sonoma,
           Inc. and Robert K. Earley dated February 14, 1997 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form
           10-K for the year ended February 2, 1997 as filed with the Commission on May 1, 1997.

10.11      Amended and Restated Standing Loan Agreement between the Company and
           Bank of America, NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17,
           1997).

10.12 Credit Agreement between the Company and Bank of America, NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.12 A    Agreement re: Intercreditor Agreement, dated May 22, 1997
           (incorporated by reference to Exhibit 10.2A to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.12 B    Continuing Guaranty from Pottery Barn East, Inc. to Bank of
           America, NT & SA, dated June 1, 1997 (incorporated by reference to
           Exhibit 10.2B to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.12 C    Continuing Guaranty from Hold Everything, Inc. to Bank of America,
           NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit
           10.2C to the Company's Report on Form 10-Q for the period ended May
           4, 1997 as filed with the Commission on June 17, 1997).

10.12 D    Continuing Guaranty from Williams-Sonoma Stores, Inc. to Bank of
           America, NT & SA, dated June 1, 1997 (incorporated by reference to
           Exhibit 10.2D to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.12 E    Continuing Guaranty from Chambers Catalog Company, Inc. to Bank of
           America, NT & SA, dated June 1, 1997 (incorporated by reference to
           Exhibit 10.2E to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.12 F    Continuing Guaranty from Gardeners Eden, Inc. to Bank of America,
           NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit
           10.2F to the Company's Report on Form 10-Q for the period ended May
           4, 1997 as filed with the Commission on June 17, 1997).

10.13      Letter of Credit Agreement between the Company and Bank of America,
           NT & SA dated June 1, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.13 A    One Bank Guaranty from Pottery Barn East, Inc. to Bank of America,
           NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit
           10.3A to the Company's Report on Form 10-Q for the period ended May
           4, 1997 as filed with the Commission on June 17, 1997).

10.13 B    One Bank Guaranty from Hold Everything, Inc. to Bank of America, NT
           & SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.3B to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.13 C    One Bank Guaranty from Williams-Sonoma Stores, Inc. to Bank of
           America, NT & SA, dated June 1, 1997 (incorporated by reference to
           Exhibit 10.3C to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.13 D    One Bank Guaranty from Chambers Catalog Company, Inc. to Bank of
           America, NT & SA, dated June 1, 1997 (incorporated by reference to
           Exhibit 10.3D to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.13 E    One Bank Guaranty from Gardeners Eden, Inc. to Bank of America, NT
           & SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.3E to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.15      First Amendment and Restatement of the Williams-Sonoma, Inc.
           Executive Deferral Plan dated November 6, 1997 (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the period ended November 2, 1997 as filed with the Commission on December 17, 1997).

10.16      Office lease between TJM Properties, L.L.C. and
           Williams-Sonoma, Inc., dated as of February 13, 1998

11         Statement re computation of per share earnings

13         Annual report to security holders

21         Subsidiaries

23         Independent Auditors' Consent

27.1       Financial Data Schedule for the fiscal year ended February 1, 1998.

27.2 Restated Financial Data Schedules for quarters 1, 2 and 3 of the fiscal year ended February 1, 1998 (fiscal 1997).

27.3       Restated Financial Data Schedules for the fiscal years ended
           February 2, 1997 (fiscal 1996) and January 28, 1996 (fiscal 1995).

27.4 Restated Financial Data Schedules for quarters 1, 2 and 3 of the fiscal year ended February 2, 1997 (fiscal 1996).