Form 10-Q
period 1998-05-03
WILLIAMS SONOMA INC
filed 1998-06-16
CIK 719955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended May 3, 1998.
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

        As of June 10, 1998, 55,560,741 shares of the Registrant's Common Stock were outstanding.

                              WILLIAMS-SONOMA, INC.
                               REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED MAY 3, 1998




                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                              PAGE
                                                                                              ----
Item   1.       Financial Statements                                                           (3)
                  Condensed Consolidated Balance Sheets
                    May 3, 1998, February 1, 1998 and May 4, 1997

                  Condensed Consolidated Statements of Operations
                    Thirteen weeks ended May 3, 1998 and May 4, 1997

                  Condensed Consolidated Statements of Cash Flows
                    Thirteen weeks ended May 3, 1998 and May 4, 1997

                  Notes to Condensed Consolidated Financial Statements

Item   2.       Management's Discussion and Analysis of Results of Operations and
                Financial Condition                                                            (8)



                           PART II. OTHER INFORMATION

Item   1.       Legal Proceedings                                                              (13)

Item   6.       Exhibits and Reports on Form 8-K                                               (13)

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)



                                                           May 3,      February 1,      May 4,
                                                            1998          1998          1997
                                                          --------      --------      --------
ASSETS
Current assets:
     Cash and cash equivalents                            $ 52,241      $ 97,214      $ 26,664
     Accounts receivable (net)                              18,227        15,238        14,625
     Merchandise inventories                               140,679       132,451       128,935
     Prepaid expenses and other assets                       8,741         7,991         9,952
     Prepaid catalog expenses                               12,938        13,596         8,842
     Deferred income taxes                                   3,680         3,680         4,028
                                                          --------      --------      --------
          Total current assets                             236,506       270,170       193,046

Property and equipment (net)                               200,038       201,020       173,992
Investments and other assets (net)                           5,591         6,039         6,102
Deferred income taxes                                           --            --           451
                                                          --------      --------      --------
          Total assets                                    $442,135      $477,229      $373,591
                                                          ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $ 43,484      $ 58,496      $ 49,404
     Accrued expenses                                       10,549        15,619        10,993
     Accrued salaries and benefits                          12,390        15,863        13,060
     Customer deposits                                      18,340        19,617        12,861
     Income taxes payable                                    1,053        17,216         1,765
     Current portion of long-term obligations                  125           125           125
     Other liabilities                                       5,721         8,710         6,496
                                                          --------      --------      --------
          Total current liabilities                         91,662       135,646        94,704

Deferred lease credits                                      58,059        56,157        41,592
Deferred tax liability                                       2,439         2,439            --
Long-term debt and other liabilities                        50,437        89,789        89,566
Shareholders' equity                                       239,538       193,198       147,729
                                                          --------      --------      --------
          Total liabilities and shareholders' equity      $442,135      $477,229      $373,591
                                                          ========      ========      ========



            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                       Thirteen Weeks Ended
                                                        May 3,        May 4,
                                                         1998          1997
                                                       --------      --------
     Net sales                                         $206,210      $176,535


     Costs and expenses:
       Cost of goods sold and occupancy                 127,924       110,027
       Selling, general and administrative               74,358        63,342
                                                       --------      --------
          Total costs and expenses                      202,282       173,369
                                                       --------      --------

            Earnings from operations                      3,928         3,166

     Interest expense (net)                                 289           774
                                                       --------      --------

            Earnings before income taxes                  3,639         2,392

     Income taxes                                         1,492         1,004
                                                       --------      --------

             Net earnings                              $  2,147      $  1,388
                                                       ========      ========



     Earnings per share (see Notes C and D):
             Basic and diluted                         $   0.04      $   0.03
     Weighted average number of common shares
      outstanding:
             Basic                                       52,193        51,098
             Diluted                                     54,549        53,173



            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                       Thirteen Weeks Ended
                                                                       May 3,         May 4,
                                                                        1998           1997
                                                                      --------       --------
Cash flows from operating activities:
     Net earnings                                                     $  2,147       $  1,388
     Adjustments to reconcile net earnings to net
         cash used in operating activities:
         Depreciation and amortization                                   7,699          6,861
         Amortization of deferred lease incentives                      (1,455)        (1,078)
         Other                                                             192             --
     Change in:
         Accounts receivable                                            (2,989)        (2,707)
         Merchandise inventories                                        (8,227)       (18,233)
         Prepaid catalog expenses                                          658          3,083
         Prepaid expenses and other assets                                (750)        (1,278)
         Accounts payable                                              (15,012)       (15,003)
         Accrued expenses and other liabilities                        (10,110)        (4,694)
         Deferred lease incentives                                       3,357          3,091
         Income taxes payable                                          (16,163)       (13,951)
                                                                      --------       --------
              Net cash used in operating activities                    (40,653)       (42,521)
                                                                      --------       --------

Cash flows from investing activities:
     Purchases of property and equipment                                (9,351)        (9,453)
     Other investments                                                      --           (362)
                                                                      --------       --------
              Net cash used in investing activities                     (9,351)        (9,815)
                                                                      --------       --------

Cash flows from financing activities:
     Borrowings under line of credit                                        --          3,900
     Repayments under line of credit                                        --         (3,900)
     Repayment of long-term obligations                                   (157)          (103)
     Proceeds from exercise of stock options                             5,188            301
                                                                      --------       --------
              Net cash provided by financing activities                  5,031            198
                                                                      --------       --------

              Net decrease in cash and cash equivalents                (44,973)       (52,138)

              Cash and cash equivalents at beginning of period          97,214         78,802
                                                                      --------       --------

              Cash and cash equivalents at end of period              $ 52,241       $ 26,664
                                                                      ========       ========

Non-cash transaction:  Conversion of Convertible Notes to equity      $ 39,004             --
                       (See Note B)



            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Thirteen Weeks Ended May 3, 1998 and May 4, 1997


NOTE A.  FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of May 3, 1998 and May 4, 1997 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 3, 1998 and May 4, 1997 have been prepared by Williams-Sonoma, Inc., (the Company) without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at February 1, 1998, presented herein, has been derived from the audited balance sheet of the Company included in the Company's Form 10-K for the fiscal year ended February 1, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended February 1, 1998.

Certain reclassifications have been made to the prior period financial statements to conform to classifications used in the current period.

The results of operations for the thirteen weeks ended May 3, 1998 are not necessarily indicative of the operating results of the full year.

NOTE B.  DEBT

On April 15, 1996, the Company issued 5 1/4% Convertible Subordinated Notes due April 15, 2003 in the principal amount of $40,000,000 (the "Convertible Notes"). In March of 1998, the Company notified the holders of the Convertible Notes of the Company's intention to redeem the Convertible Notes on April 21, 1998. Prior to such redemption, substantially all of the Convertible Notes were converted into approximately 3,064,000 shares (post-split) of the Company's common stock. As a result, the Company recorded a net increase to paid-in capital of $39,004,000, representing $39,999,000 from the conversion of the Convertible Notes, net of $995,000 of related unamortized debt issuance costs. There was no income statement impact as a result of this conversion.

The Company's syndicated line of credit facility expired on May 29, 1998, and was renewed until June 30, 1998. The Company expects to replace this facility with a 3-year agreement providing for up to $50,000,000 in cash advances, depending on seasonal requirements. The Company anticipates that the new agreement will have restrictive loan covenants which will include minimum tangible net worth requirements, a minimum out-of-debt period, fixed charge coverage requirements, and a prohibition on payment of cash dividends. In connection with the new line of credit facility, the Company expects to obtain a separate $50,000,000 letter-of-credit agreement with its primary bank.

NOTE C.  EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Prior year share and earnings per share amounts in these financial statements have been restated to reflect such presentation.

NOTE D.  STOCK SPLIT

A two-for-one stock split was announced on March 12, 1998 and was effected on May 15, 1998. All share and earnings-per-share amounts have been restated to give retroactive recognition to this stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NET SALES

Net sales consists of the following components (dollars in thousands):

                                    Thirteen Weeks Ended
                           May 3 , 1998               May 4, 1997
                           ------------               -----------
Retail Sales            $129,017       62.6%      $106,257       60.2%
Catalog Sales             77,193       37.4%        70,278       39.8%
                        --------      -----       --------      -----
   Total Net Sales      $206,210      100.0%      $176,535      100.0%
                        ========      =====       ========      =====

Net sales for Williams-Sonoma, Inc. and its subsidiaries (the Company) for the thirteen weeks ended May 3, 1998 (First Quarter of 1998), were $206,210,000 - - an increase of $29,675,000 (16.8%) over net sales for the thirteen weeks ended May 4, 1997 (First Quarter of 1997).

RETAIL SALES

                                                   Thirteen Weeks Ended
(Dollars in thousands)                           May 3, 1998      May 4, 1997
                                                 -----------      -----------
Total retail sales                               $  129,017       $  106,257
Retail growth percentage                               21.4%            16.7%
Comparable store sales growth                           5.0%            -0.3%
Number of stores - beginning of period                  276              256
Number of new stores                                      9                6
Number of closed stores                                   9                2
Number of stores - end of period                        276              260
Store selling area at quarter-end (sq. ft.)       1,022,719          865,354

Retail sales for the First Quarter of 1998 increased 21.4% over retail sales for the First Quarter of 1997 primarily due to a net increase of 16 stores. During the First Quarter of 1998, the Company opened 9 stores (4 Williams-Sonoma, 2 Pottery Barn, 2 Hold Everything and 1 clearance center store) and closed 9 stores (3 Williams-Sonoma, 5 Pottery Barn and 1 clearance center store). Pottery Barn, with 30.8% of the store locations at the end of the First Quarter of 1998, accounted for 66.1% and 61.4% of retail sales growth in the First Quarter of 1998 and the First Quarter of 1997, respectively. In the First Quarter of 1997, total retail sales grew 16.7% over the same period of the prior year, principally due to new store openings.

Comparable store sales are defined as sales from stores whose gross square feet did not change by more than 20% in the previous twelve months and which have been open for at least twelve months. Comparable store sales are compared monthly for purposes of this analysis. In any given period, the set of stores comprising comparable stores may be different than the comparable stores in the previous period, depending on store opening and closing activity. Comparable store sales grew 5.0% in the First Quarter of 1998 as compared to the same period of the prior year, and were positive for all retail concepts. First-Quarter 1997 comparable store sales decreased 0.3% over the same period of 1996, primarily due to increased sales in the first quarter of 1996 as a result of promotional activity.

The prototypical 1998 large-format stores range from 5,800 - 10,400 selling square feet (7,000 - 15,200 leased square feet) for Pottery Barn stores and 2,900 - 4,500 selling square feet (4,100 - 6,400 leased square feet) for Williams-Sonoma stores, and enable the Company to display merchandise more effectively. At the end of the First Quarter of 1998, 132 stores (76 Williams-Sonoma and 56 Pottery Barn) were in the large format, comprising 65.9% of the Company's total selling square footage. Large-format stores accounted for 63.7% of total retail sales in the First Quarter of 1998 and 52.4% in the First Quarter of 1997. By the end of fiscal 1998, the Company plans to increase leased square footage by approximately 21% as compared to leased square footage as of the 1997 fiscal year-end.

CATALOG SALES

Catalog sales in the First Quarter of 1998 and First Quarter of 1997 increased 9.8% and 6.0%, respectively, as compared to the same period of the respective prior years. The total number of catalogs mailed in these periods, as compared to the same period of the respective prior years, increased 6.0% in the First Quarter of 1998 and 5.5% in the First Quarter of 1997. The increased circulation in these periods was in markets with stores. Management believes that the mailing of catalogs into markets with stores builds brand recognition and supports new store openings. Typically, these mailings generate less revenue for the catalog division than mailings into non-store markets.

The following table reflects catalog sales growth percentages by concept:

                                                       Thirteen Weeks Ended
                                                  May 3, 1998           May 4, 1997
                                                  -----------           -----------
Williams-Sonoma                                       1.2%                 20.4%
Pottery Barn                                         23.3%                  0.2%
Hold Everything                                      10.6%                  6.2%
Gardeners Eden                                       -26.3%                -2.1%
Chambers                                             -4.9%                 13.2%
   Total catalog                                      9.8%                  6.0%

Combined sales for Williams-Sonoma and Pottery Barn, the Company's primary concepts, comprised approximately 70.1% and 66.2% of total catalog sales in the First Quarter of 1998 and 1997, respectively. The number of Pottery Barn and Williams-Sonoma catalogs mailed in the First Quarter of 1998 as compared to the same period of the prior year increased 15.3% and 5.6%, respectively. Pottery Barn, which represented 50.7% of total catalog sales in the First Quarter of 1998, accounted for virtually all of the catalog sales growth in the First Quarter of 1998 as compared to the same period of 1997. This reflects the Company's development of the Pottery Barn merchandise assortment over the last several years and the enhanced consumer brand recognition achieved through the Pottery Barn catalog and Design Studio stores. First-Quarter 1998 Williams-Sonoma sales were relatively flat compared to the First Quarter of 1997. Sales for Gardeners Eden and Chambers decreased in the First Quarter of 1998, in part because of a 12.5% decrease in the number of catalogs mailed for each of these concepts.

Pottery Barn sales in the First Quarter of 1997 grew 0.2% as compared to the same period of 1996, primarily as a result of increased sales as a result of promotional activity in the first quarter of 1996. Williams-Sonoma sales increased 20.4% in the First Quarter of 1997 as compared to the same period of 1996.

COST OF GOODS SOLD AND OCCUPANCY EXPENSE

Cost of goods sold and occupancy expenses expressed as a percentage of net sales in the First Quarter of 1998 decreased 0.3 percentage points to 62.0% from 62.3% in the same period of the prior year. Merchandise margins improved 0.6 percentage points, primarily as a result of a lower cost of merchandise. Retail occupancy expenses expressed as a percentage of retail net sales decreased in the First Quarter of 1998. However, due to the growth of the retail business and the resultant increase in retail occupancy costs, total company occupancy expenses expressed as a percent of net sales increased 0.3 percentage points in the First Quarter of 1998 as compared to the same period of 1997.

Cost of goods sold and occupancy expenses expressed as a percentage of net sales in the First Quarter of 1997 decreased 3.0 percentage points to 62.3%. Merchandise margins improved 3.4 percentage points, primarily as a result of markdowns taken in the First Quarter of 1996 which significantly reduced overstocks and slow-moving items. The occupancy expense rate in the First Quarter of 1997 increased slightly as compared to the prior year, primarily as a result of increased depreciation rates in the Company's Memphis distribution center and the Pottery Barn retail stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses expressed as a percent of net sales increased 0.2 percentage points in the First Quarter of 1998 to 36.1% from 35.9% in the First Quarter of 1997. The increase is primarily attributable to increased operating expenses associated with systems development, including the work related to the Year 2000 issue. Selling, general and administrative expenses for the First Quarter of 1997 decreased 0.4 percentage points as compared to the prior year. The majority of the improvement was due to lower advertising expense rates.

INTEREST EXPENSE

Net interest expense for the First Quarter of 1998 decreased $485,000, to $289,000 from $774,000 for the First Quarter of 1997, primarily as a result of increased interest income. The Company had an average short-term investment balance of $74,043,000 for the First Quarter of 1998, as compared to $48,869,000 for the First Quarter of 1997. Additionally, interest expense in the First Quarter of 1998 decreased slightly as compared to the same period of the prior year, primarily as a result of the conversion of the Company's 5.25% convertible, subordinated notes.

Net interest expense in the First Quarter of 1997 decreased $767,000, from $1,541,000 for the first quarter of 1996 to $774,000, primarily as a result of increased interest income. The increase in interest income was due to the Company's strong fourth-quarter 1996 performance, which enabled the Company to start fiscal 1997 with $78,802,000 of cash and equivalents as compared to $4,166,000 at the beginning of fiscal 1996.

INCOME TAXES

The Company's effective tax rate was 41.0% for the First Quarter of 1998 and 42.0% for the First Quarter of 1997. These rates reflect the effect of aggregate state tax rates based on the mix of retail sales and catalog sales in the various states where the Company has sales or conducts business.

LIQUIDITY

For the First Quarter of 1998, net cash used in operating activities was $40,653,000, as compared to a use of operating cash of $42,521,000 in the First Quarter of 1997. The First-Quarter 1998 use of cash was principally attributable to reductions in accounts payable, payment of the Company's 1997 income taxes and payment of accrued expenses and other liabilities, including sales tax liabilities.

Cash flow used in investing activities was $9,351,000 in the First Quarter of 1998, and was principally for new stores. The Company is planning approximately $70,000,000 to $75,000,000 of gross capital expenditures in 1998, including $10,000,000 for information systems.

For the First Quarter of 1998, cash provided by financing activities was $5,031,000, comprised primarily of proceeds from exercise of stock options. On April 15, 1996, the Company had issued 5 1/4% Convertible Subordinated Notes due April 15, 2003 in the principal amount of $40,000,000 (the "Convertible Notes").

In March of 1998, the Company notified the holders of the Convertible Notes of the Company's intention to redeem the Convertible Notes on April 21, 1998. Prior to such redemption, substantially all of the Convertible Notes were converted into approximately 3,064,000 shares (post-split) of the Company's common stock. As a result, the Company recorded a net increase to paid-in capital of $39,004,000, representing $39,999,000 from the conversion of the Convertible Notes, net of $995,000 of related unamortized debt issuance costs.

The Company's 364-day syndicated line of credit facility dated May 31, 1997 expired on May 29, 1998 and was renewed until June 30, 1998. The Company expects to replace this facility with a 3-year agreement providing for up to $50,000,000 in cash advances, depending on seasonal requirements. The Company anticipates that the new agreement will have restrictive loan covenants, including minimum tangible net worth requirements, a minimum out-of-debt period, fixed charge coverage requirements and a prohibition on payment of cash dividends. In connection with the new line of credit facility, the Company expects to obtain a separate $50,000,000 letter-of-credit agreement with its primary bank.

IMPACT OF INFLATION

The impact of inflation on results of operations has not been significant.

YEAR 2000 COMPLIANCE

As is the case with most other companies using computers in their operations, the Company is in the process of addressing the "Year 2000" problem. The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issue and has developed an implementation strategy.

In addition, the Company has formed a task force which is in the process of communicating with those with whom it does significant business, to determine their Year 2000 readiness and the extent to which the Company is vulnerable to any third-party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company is reliant will be converted timely, or that a failure by another company to convert would not have a materially adverse effect on the Company.

The Company will utilize both internal and external resources to reprogram or replace, and test all of its systems for Year 2000 compliance. The Company expects to complete the project by mid-1999. The estimated cost for the remediation and testing of computer applications could range as high as $4.5 million over the two-year period 1998 through 1999. The Company presently believes, with modification to existing software and converting to new software, the Year 2000 problem will not pose significant operational risk. Failure by the Company and/or vendors to complete Year 2000 compliance work in a timely manner could have a materially adverse effect on the Company's operations.

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

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's ability to continue to improve planning and control processes and other infrastructure issues, the potential for construction and other delays in store openings, the Company's dependence on external funding sources, a limited operating history for the Company's large-format stores, the potential for changes in consumer spending patterns, consumer preferences and overall economic conditions, the Company's dependence on foreign suppliers, and increasing competition in the specialty retail business. Other factors that could cause actual results to differ materially from those set forth in such forward-looking statements include the risks and uncertainties detailed in the Company's most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER               EXHIBIT DESCRIPTION

10.1           Office lease between TJM Properties, L.L.C. and Williams-Sonoma,
               Inc., dated as of February 13, 1998 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report of Form 10-K for the fiscal year ended February 1, 1998 as filed with the Commission on April 22, 1998)

11             Statement re computation of per share earnings

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



Dated: June 12, 1998