Form 10-Q
period 1998-08-02
WILLIAMS SONOMA INC
filed 1998-09-14
CIK 719955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 2, 1998.

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

     As of September 3, 1998, 55,612,581 shares of the Registrant's Common Stock were outstanding.

                              WILLIAMS-SONOMA, INC.
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 2, 1998



                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item   1.  Financial Statements
                  Condensed Consolidated Balance Sheets
                    August 2, 1998, February 1, 1998, and August 3, 1997

                  Condensed Consolidated Statements of
                    Operations Thirteen weeks ended August 2, 1998 and August 3, 1997
                    Twenty-six weeks ended August 2, 1998 and August 3, 1997

                  Condensed Consolidated Statements of Cash Flows
                    Twenty-six weeks ended August 2, 1998 and August 3, 1997

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

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)




                                                              August 2,         February 1,       August 3,
                                                                1998              1998              1997
                                                              --------          --------          --------
ASSETS
Current assets:
     Cash and cash equivalents                                $ 37,896          $ 97,214          $ 27,266
     Accounts receivable (net)                                  18,408            15,238            15,273
     Merchandise inventories                                   152,247           132,451           125,709
     Prepaid expenses and other assets                           9,333             7,991            10,322
     Prepaid catalog expenses                                   12,485            13,596             6,993
     Deferred income taxes                                       3,680             3,680             4,028
                                                              --------          --------          --------
          Total current assets                                 234,049           270,170           189,591

Property and equipment (net)                                   213,742           201,020           185,256
Investments and other assets (net)                               5,823             6,039             6,160
Deferred income taxes                                               --                --               451
                                                              --------          --------          --------
          Total assets                                        $453,614          $477,229          $381,458
                                                              ========          ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $ 44,697          $ 58,496          $ 46,120
     Accrued expenses                                           10,362            15,619            12,064
     Accrued salaries and benefits                              13,666            15,863            13,183
     Customer deposits                                          19,171            19,617            13,672
     Income taxes payable                                          153            17,216             2,900
     Current portion of long-term obligations                      125               125               125
     Other liabilities                                           5,516             8,710             6,235
                                                              --------          --------          --------
          Total current liabilities                             93,690           135,646            94,299

Deferred lease credits                                          62,641            56,157            46,318
Deferred tax liability                                           2,439             2,439                --
Long-term debt and other liabilities                            50,587            89,789            89,534
Shareholders' equity                                           244,257           193,198           151,307
                                                              --------          --------          --------
          Total liabilities and shareholders' equity          $453,614          $477,229          $381,458
                                                              ========          ========          ========



            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                         Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                      --------------------------          --------------------------
                                                      August 2,         August 3,         August 2,         August 3,
                                                        1998              1997              1998             1997
                                                      --------          --------          --------          --------
Net sales                                             $215,262          $182,427          $421,472          $358,962

Costs and expenses:
  Cost of goods sold and occupancy                     135,248           116,667           263,171           226,694
  Selling, general and administrative                   73,336            60,662           147,695           124,003
                                                      --------          --------          --------          --------
     Total costs and expenses                          208,584           177,329           410,866           350,697
                                                      --------          --------          --------          --------

       Earnings from operations                          6,678             5,098            10,606             8,265

Interest expense (net)                                     163               929               452             1,703
                                                      --------          --------          --------          --------

       Earnings before income taxes                      6,515             4,169            10,154             6,562

Income taxes                                             2,671             1,752             4,163             2,756
                                                      --------          --------          --------          --------

        Net earnings                                  $  3,844          $  2,417          $  5,991          $  3,806
                                                      ========          ========          ========          ========


 Earnings per share:
        Basic and diluted                             $   0.07          $   0.05          $   0.11          $   0.07

Average number of common shares outstanding:
        Basic                                           55,484            51,201            53,587            51,171
        Diluted                                         57,852           *53,604            55,947           *53,356



* Incremental shares from assumed conversion of convertible debt are antidilutive for diluted earnings per share and therefore not included.



            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                             Twenty-Six Weeks Ended
                                                                           ---------------------------
                                                                           August 2,          August 3,
                                                                             1998               1997
                                                                           --------           --------
Cash flows from operating activities:
     Net earnings                                                          $  5,991           $  3,806
     Adjustments to reconcile net earnings
     to net cash provided by (used in) operating activities:
         Depreciation and amortization                                       15,571             13,745
         Amortization of deferred lease incentives                           (2,959)            (2,173)
         Other                                                                  151                 --
         Change in:
             Accounts receivable                                             (3,170)            (3,355)
             Merchandise inventories                                        (19,796)           (15,007)
             Prepaid catalog expenses                                         1,111              4,932
             Prepaid expenses and other assets                               (1,342)            (1,648)
             Accounts payable                                               (13,799)           (18,289)
             Accrued expenses and other liabilities                         (10,092)            (2,537)
             Deferred lease incentives                                        9,442              8,913
             Income taxes payable                                           (17,063)           (12,815)
                                                                           --------           --------
                 Net cash used in operating activities                      (35,955)           (24,428)
                                                                           --------           --------

Cash flows from investing activities:
     Purchases of property and equipment                                    (31,233)           (27,751)
     Proceeds from landlord for store closure                                 2,117                 --
     Other investments                                                           --               (506)
                                                                           --------           --------
                 Net cash used in investing activities                      (29,116)           (28,257)
                                                                           --------           --------

Cash flows from financing activities:
     Borrowings under line of credit                                             --              3,900
     Repayments under line of credit                                             --             (3,900)
     Repayment of long-term obligations                                        (311)              (313)
     Proceeds from exercise of stock options                                  6,064              1,462
                                                                           --------           --------
                 Net cash provided by financing activities                    5,753              1,149
                                                                           --------           --------

                 Net decrease in cash and cash equivalents                  (59,318)           (51,536)

                 Cash and cash equivalents at beginning of period            97,214             78,802
                                                                           --------           --------


                 Cash and cash equivalents at end of period                $ 37,896           $ 27,266
                                                                           ========           ========

Non-cash financing transaction (see Note B):
       Conversion of Convertible Notes to common stock                     $ 39,004                 --



            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      Thirteen and Twenty-six Weeks Ended August 2, 1998 and August 3, 1997
                                   (Unaudited)

NOTE A.  FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of August 2, 1998 and August 3, 1997, the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended August 2, 1998 and August 3, 1997 and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 2, 1998 and August 3, 1997 have been prepared by Williams-Sonoma, Inc., (the Company) without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at February 1, 1998, presented herein, has been derived from the audited balance sheet of the Company included in the Company's Form 10-K for the fiscal year ended February 1, 1998.

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

The results of operations for the thirteen and twenty-six weeks ended August 2, 1998 are not necessarily indicative of the operating results of the full year.

NOTE B.  DEBT

On April 15, 1996, the Company issued 5 1/4% Convertible Subordinated Notes due April 15, 2003 in the principal amount of $40,000,000 (the "Convertible Notes"). In March 1998, the Company notified the holders of the Convertible Notes of the Company's intention to redeem the Convertible Notes on April 21, 1998. Prior to such redemption, substantially all of the Convertible Notes were converted into approximately 3,064,000 shares of the Company's common stock. As a result, the Company recorded a net increase to paid-in capital of $39,004,000, representing $39,999,000 from the conversion of the Convertible Notes, net of $995,000 of related unamortized debt issuance costs. There was no income statement impact as a result of this conversion.

On June 1, 1998, the Company renewed its syndicated line of credit facility and entered into a second amended and restated credit agreement which expires on May 31, 2001. The amended facility provides for $50,000,000 in cash advances, and contains certain restrictive loan covenants, including minimum tangible net worth, a minimum out-of-debt period, fixed charge coverage requirements and a prohibition on payment of cash dividends. Additionally, the Company has a one-year $50,000,000 letter-of-credit agreement expiring on May 31, 1999 with its primary bank.

On August 2, 1998, $50,000,000 and $50,000,000 were available under the line-of-credit and letter-of-credit facilities, respectively, of which $0 and $41,602,000 were outstanding, respectively.

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

NOTE D.  STOCK SPLIT

A two-for-one stock split was announced on March 12, 1998 and was effected on May 15, 1998. Prior year share and earnings-per-share amounts have been restated to give retroactive recognition to this stock split.

NOTE E.  NEW ACCOUNTING STANDARDS

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities and organization costs to be expensed as incurred. The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP will be effective for fiscal years beginning after December 15, 1998. The Company's adoption of the new accounting standard will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. Management believes that adoption of this standard will not have a material impact on the Company's earnings or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NET SALES
Net sales consists of the following components (dollars in thousands):

                                     Thirteen Weeks Ended                                     Twenty-Six Weeks Ended
                            August 2, 1998              August 3, 1997             August 2, 1998               August 3, 1997
                        ----------------------      ----------------------      ----------------------      ----------------------
Retail Sales            $141,658          65.8%     $116,264          63.7%     $270,675          64.2%     $222,520          62.0%
Catalog Sales             73,604          34.2%       66,163          36.3%      150,797          35.8%      136,442          38.0%
                        --------          ----      --------          ----      --------          ----      --------          ----
  Total Net Sales       $215,262         100.0%     $182,427         100.0%     $421,472         100.0%     $358,962         100.0%

Net sales for Williams-Sonoma, Inc. and subsidiaries (the Company) for the 13 weeks ended August 2, 1998 (Second Quarter of 1998) were $215,262,000 -- an increase of $32,835,000 (18.0%) over net sales for the 13 weeks ended August 3, 1997 (Second Quarter of 1997). Net sales for the 26-week period ended August 2, 1998 (Year-to-Date 1998) were $421,472,000, an increase of $62,510,000, or
17.4%, from the 26-week period ended August 3, 1997 (Year-to-Date 1997).


RETAIL SALES

                                                Thirteen Weeks Ended             Twenty-Six Weeks Ended
(Dollars in thousands)                     August 2, 1998   August 3, 1997    August 2, 1998    August 3, 1997
                                           --------------   --------------    --------------    --------------
Total retail sales                           $  141,658        $  116,264        $  270,675        $  222,520
Retail growth percentage                           21.8%             16.5%             21.6%             16.6%
Comparable store sales growth                       5.8%              2.7%              5.4%              1.4%
Number of stores - beginning of period              276               260               276               256
Number of new stores                                 17                16                25                22
Number of closed stores                               8                12                16                14
Number of stores - end of period                    285               264               285               264
Store selling area at quarter-end (sq.ft.)    1,098,734           900,361         1,098,734           900,361
Store leased area at quarter-end (sq.ft.)     1,688,314         1,368,748         1,688,314         1,368,748

Retail sales for the Second Quarter of 1998 increased 21.8% over retail sales for the Second Quarter of 1997 primarily due to a net increase of 21 stores. Year-to-Date 1998 retail sales increased 21.6% over the same period of the prior year. The Company operated 285 stores at the end of the Second Quarter of 1998 as compared to 264 stores at the end of the same period during the prior year. During the Second Quarter of 1998, the Company opened 17 stores (7 Pottery Barn, 6 Williams-Sonoma, 2 Hold Everything and 2 Clearance Center stores) and closed 8 stores (4 Pottery Barn, 2 Williams-Sonoma and 2 Hold Everything stores). Pottery Barn, with 30.9% of the locations at the end of the Second Quarter of 1998, accounted for 70.6% and 68.4% of the growth in retail sales for the Second Quarter of 1998 and Year-to-Date 1998, respectively.

Comparable store sales are defined as sales from stores whose gross square feet did not change by more than 20% in the previous twelve months and which have been open for at least twelve months. Comparable store sales are compared monthly for purposes of this analysis. In any given period, the set of stores comprising comparable stores may be different than the comparable stores in the previous period, depending on store opening and closing activity. Comparable store sales grew 5.8% in the Second Quarter of 1998, and 5.4% for Year-to-Date 1998.

The prototypical 1998 large-format stores range from 5,800 - 10,400 selling square feet (7,000 - 15,200 leased square feet) for Pottery Barn stores and 2,900 - 4,500 selling square feet (4,100 - 6,400 leased square feet) for Williams-Sonoma stores, and enable the Company to display merchandise more effectively. At the end of the Second Quarter of 1998, 145 stores (82 Williams-Sonoma and 63 Pottery Barn) were in the large format, comprising 67.6% of the Company's total selling square footage. Large-format stores accounted for 65.4% and 64.6% of Second Quarter of 1998 and Year-to-Date 1998 total retail sales, respectively. By the end of fiscal 1998, the Company plans to increase leased square footage by approximately 21% as compared to leased square footage as of the 1997 fiscal year-end.


CATALOG SALES

Catalog sales in the Second Quarter of 1998 increased 11.2% as compared to the Second Quarter of 1997. For Year-to-Date 1998, catalog sales increased 10.5% over the same period of 1997. The total number of catalogs mailed, as compared to the same period of the respective prior years, increased 3.8% in the Second Quarter of 1998 and 17.6% in the Second Quarter of 1997. The increased circulation in these periods was in markets with stores. Management believes that the mailing of catalogs into markets with stores builds brand recognition and supports new store openings. Typically, these mailings generate less revenue for the catalog division than mailings into non-store markets.

The following table reflects catalog sales growth (decline) percentages by concept:

                                         Percentage Growth (Decline)

                           Thirteen Weeks Ended             Twenty-Six Weeks Ended
                      August 2, 1998   August 3, 1997   August 2, 1998   August 3, 1997
                      --------------   --------------   --------------   --------------
Williams-Sonoma            (15.1%)          36.8%           (6.6%)          27.7%
Pottery Barn                33.8%           27.7%           28.4%           11.9%
Hold Everything              0.3%           29.1%            5.5%           16.5%
Gardeners Eden              (7.1%)          (9.1%)         (15.6%)          (6.1%)
Chambers                    (2.8%)         (20.3%)          (4.0%)          (3.7%)
   Total catalog            11.2%           18.7%           10.5%           11.8%

Combined sales for Williams-Sonoma and Pottery Barn, the Company's primary concepts, comprised approximately 69.7% and 69.9% of total catalog sales for the Second Quarter of 1998 and Year-to-Date 1998, respectively. For Pottery Barn, the number of catalogs mailed in the Second Quarter of 1998 as compared to the same period of 1997 increased 11.8%. Also contributing to the Second Quarter 1998 sales growth of Pottery Barn was a broadening of the merchandise assortment. For Williams-Sonoma, the number of catalogs mailed in the Second Quarter of 1998 decreased 6.9% as compared to the same period of the prior year, in part reflecting the Company's decision to eliminate the summer book from its 1998 circulation plan. Instead, the Company will mail the spring catalog later into the spring season and will mail the fall catalog earlier in the fall season.

COST OF GOODS SOLD AND OCCUPANCY

Cost of goods sold and occupancy expenses expressed as a percent of net sales in the Second Quarter of 1998 decreased 1.2 percentage points to 62.8% from 64.0% in the same period of the prior year. Merchandise margin improved 1.1 percentage points, principally due to a lower cost of merchandise. Occupancy expenses expressed as a percentage of net sales decreased slightly in the Second Quarter of 1998 as compared to the same period of the prior year.

For the Year-to-Date 1998, cost of goods sold and occupancy expenses as a percent of net sales decreased 0.8 percentage points, from 63.2% for the same period of 1997 to 62.4%. This decrease was primarily due to improved merchandise margins as a result of lower cost of merchandise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses expressed as a percent of net sales increased .8 percentage points to 34.1% in the Second Quarter of 1998 from 33.3% in the Second Quarter of 1997. The majority of the increase was due to increased employment costs and lower net shipping income. The reduction in net shipping income was due in part to the growth of Pottery Barn as compared to the other concepts. Pottery Barn historically has generated higher merchandise revenue per order than the other concepts, which typically results in higher shipping expense expressed as a percent of the shipping income collected.

The Year-to-Date 1998 selling, general and administrative expense rates increased .5 percentage points over the Year-to-Date 1997. This is primarily due to increased employment and other general operating costs.


INTEREST EXPENSE

Net interest expense for the Second Quarter of 1998 decreased $766,000 to $163,000 from $929,000 for the Second Quarter of 1997. This is primarily due to interest savings as a result of the conversion of the Company's Convertible Notes in April 1998 (see Note B), and an increase in short-term investment income. Net interest expense for Year-to-Date 1998 decreased to $452,000 from $1,703,000 for the same period of the prior year. This is principally attributable to an increase in short-term investment income. During Year-to-Date 1998, the Company had an average investment balance of $62,104,000, as compared to $38,213,000 for Year-to-Date 1997.


INCOME TAXES

The Company's effective tax rate was 41.0% for the Second Quarter and Year-to-Date of 1998 and 42.0% for the Second Quarter and Year-to-Date of 1997. This rate reflects the effect of aggregate state tax rates based on the mix of retail sales and catalog sales in the various states in which the Company has sales or conducts business.


LIQUIDITY AND CAPITAL RESOURCES

For Year-to-Date 1998, cash used in operating activities was $35,955,000, representing an increase of $11,527,000 from the $24,428,000 of cash used in operating activities for the same period of 1997. This was principally attributable to increases in merchandise inventories, payment of the Company's 1997 income tax liability, and payment of accrued expenses and other liabilities, including sales tax liabilities.

Net cash used in investing activities of $29,116,000 was primarily for new stores. The Company is planning approximately $70,000,000 - $75,000,000 of gross capital expenditures in 1998, including $10,000,000 for information systems.

For Year-to-Date 1998, cash provided by financing activities was $5,753,000, comprised primarily of proceeds from exercise of stock options. On April 15, 1996, the Company had issued 5 1/4% Convertible Subordinated Notes due April 15, 2003 in the principal amount of $40,000,000. In March of 1998, the Company notified the holders of the Convertible Notes of the Company's intention to redeem the Convertible Notes on April 21, 1998. Prior to such redemption, substantially all of the Convertible Notes were converted into approximately 3,064,000 shares of the Company's common stock. As a result, the Company recorded a net increase to paid-in-capital of $39,004,000, representing $39,999,000 from the Conversion of the Notes, net of $995,000 of related unamortized debt issuance costs. See Note B to the condensed consolidated financial statements.

On June 1, 1998, the Company renewed its syndicated line of credit facility and entered into a second amended and restated credit agreement which expires on May 31, 2001. The amended facility provides for $50,000,000 in cash advances, and contains certain restrictive loan covenants, including minimum tangible net worth, a minimum out-of-debt period, fixed charge coverage requirements and a prohibition on payment of cash dividends. Additionally, the Company has a one-year $50,000,000 letter-of-credit agreement expiring on May 31, 1999 with its primary bank.

On August 2, 1998, $50,000,000 and $50,000,000 were available under the line-of-credit and letter-of-credit facilities, respectively, of which $0 and $41,602,000 were outstanding, respectively.


IMPACT OF INFLATION

The impact of inflation on results of operations has not been significant.


YEAR 2000 COMPLIANCE

As is the case with most other companies using computers in their operations, the Company is in the process of addressing the "Year 2000" problem. The Company has conducted a review of its information technology ("IT") and non-IT systems to identify those areas that could be affected by the Year 2000 issue, and has developed a comprehensive, risk-based plan. This plan addresses both IT and non-IT systems and products, as well as dependencies on those with whom the Company does significant business.

In connection with the plan, the Company has completed an inventory and risk-assessment of its computer systems and related technology, and has begun the testing and remediation process. The Company expects to complete this process, including integration testing of its critical business processes, by mid-1999. However, the Company can not guarantee that its compliant systems will not encounter difficulties when attempting to interface or interconnect with third party systems, whether or not those systems are claimed to be "compliant", and the Company can not guarantee that such failure to interface or interconnect will not have a materially adverse effect on the Company's operations. The Company has also completed an inventory and risk assessment of its outside vendors, and believes the greatest Year 2000 exposure is with its service providers (customs broker, logistics providers, etc.). The Company is currently in the process of communicating with these vendors and performing testing to determine their Year 2000 readiness. The Company believes the Year 2000 risk with its merchandise suppliers is low because no vendor accounts for more than 3% of purchases and many of the vendors are small artisan manufacturers with simple business systems. The Company expects to identify any significant vendor-compliance problems by the first quarter of 1999, and to resolve those issues by the end of the third quarter. Despite this approach, there can be no guarantee that the systems of other companies on which the Company is reliant will be converted timely, or that a failure by another company to convert would not have a materially adverse effect on the Company.

The Company is using both internal and external resources to complete this project. In total, the estimated cost for the remediation and testing of computer applications and related products could range as high as $4.5 million over the two-year period 1998 through 1999, of which approximately $710,000 has been incurred to date.

The Company presently believes, with modification to existing software and converting to new software, the Year 2000 problem will not pose significant operational risk. While the Company can not accurately predict a "worst case scenario" with regard to its Year 2000 issues, the failure by the Company and/or vendors to complete Year 2000 compliance work in a timely manner could have a materially adverse effect on the Company's operations. The Company is in the process of assessing these risks and uncertainties and developing appropriate contingency plans and procedures in an attempt to minimize the effects of such a scenario.


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


FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's ability to continue to improve planning and control processes and other infrastructure issues, the potential for construction and other delays in store openings, the Company's dependence on external funding sources, a limited operating history for the Company's large-format stores, the potential for changes in consumer spending patterns, consumer preferences and overall economic conditions, the Company's dependence on foreign suppliers, increasing competition in the specialty retail business, and the Company's ability to successfully resolve its Year 2000 issues. Other factors that could cause actual results to differ materially from those set forth in such forward-looking statements include the risks and uncertainties detailed in the Company's most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Shareholders was held on May 27, 1998.

(b) At the Company's 1998 Annual Meeting of Shareholders, the shareholders took the following actions:

     (I) The shareholders re-elected each of the following persons by the vote indicated to serve as a director of the Company until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified:


                      Name              For                Withheld
                      ----              ---                --------
           Charles E. Williams          23,650,317         48,599
           W. Howard Lester             23,674,647         24,269
           James A. McMahan             23,650,618         48,298
           Nathan Bessin                23,650,575         48,341
           Patrick J. Connolly          23,672,494         26,422
           Gary G. Friedman             23,673,191         25,725
           James M. Berry               23,653,196         45,720
           John E. Martin               23,675,579         23,337
           Adrian D.P. Bellamy          23,675,389         23,527
           Janet L. Emerson             23,673,540         25,376


     (II) The shareholders approved, by the vote indicated, the amendment to the Company's Amended and Restated 1993 Stock Option Plan:

           For              Against                    Withheld
           ---              -------                    --------
           19,710,470       876,720                    30,731

     (III) The shareholders ratified by the vote indicated the selection of Deloitte & Touche LLP as the independent accountants for the Company's fiscal year ending January 31, 1999:

           For              Against                    Withheld
           ---              -------                    --------
           23,578,563       115,462                    4,891

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
10.1         Amendment Number Eight to the Williams-Sonoma, Inc. Employee Profit
             Sharing and Stock Incentive Plan, dated September 16, 1997.

10.2         First Amendment to Syndicated Credit Agreement between the Company and
             Bank of America National Trust and Savings Association, dated May 29,
             1998

10.3         Second Amendment to Letter of Credit Agreement between the Company and
             Bank of America National Trust and Savings Association, dated May 29,
             1998

10.4         Second Amendment to Syndicated Credit Agreement between the Company and
             Bank of America National Trust and Savings Association, dated June 30,
             1998

10.5         Third Amendment to Letter of Credit Agreement between the Company and
             Bank of America National Trust and Savings Association, dated June 30,
             1998

10.6 Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County,
             Mississippi, the City of Olive Branch, Mississippi and Hewson
             Properties, Inc., dated August 24, 1998

10.7 Reimbursement Agreement between the Company and Hewson Properties, dated August 17, 1998

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

                                            WILLIAMS-SONOMA, INC.



                                            By: /s/ Dennis A. Chantland
                                               ---------------------------------
                                               Dennis A. Chantland
                                               Executive Vice President
                                               Chief Administrative Officer
                                               Secretary



Dated: September 11, 1998