Form 10-Q
period 1998-11-01
WILLIAMS SONOMA INC
filed 1998-12-14
CIK 719955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended November 1, 1998.
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

       As of December 3, 1998, 55,719,575 shares of the Registrant's Common Stock were outstanding.

                              WILLIAMS-SONOMA, INC.
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED NOVEMBER 1, 1998




                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
                 Condensed Consolidated Balance Sheets
                        November 1, 1998, February 1, 1998, and November 2, 1997

                 Condensed Consolidated Statements of Operations
                       Thirteen weeks ended November 1, 1998 and
                       November 2, 1997
                       Thirty-nine weeks ended
                       November 1, 1998 and November 2, 1997

                 Condensed Consolidated Statements of Cash Flows
                       Thirty-nine weeks ended November 1, 1998 and
                       November 2, 1997

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



                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)



                                                           November 1,      February 1,     November 2,
                                                              1998              1998            1997
                                                              ----              ----            ----
ASSETS
Current assets:
     Cash and cash equivalents                              $  4,039        $ 97,214        $  3,624
     Accounts receivable (net)                                27,496          15,238          25,768
     Merchandise inventories                                 220,267         132,451         169,792
     Prepaid expenses and other assets                         9,252           7,991           7,756
     Prepaid catalog expenses                                 25,253          13,596          18,437
     Deferred income taxes                                     3,680           3,680           4,028
                                                            --------        --------        --------
          Total current assets                               289,987         270,170         229,405

Property and equipment (net)                                 233,310         201,020         194,734
Investments and other assets (net)                             5,792           6,039           6,237
Deferred income taxes                                             --              --             451
                                                            --------        --------        --------
          Total assets                                      $529,089        $477,229        $430,827
                                                            ========        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         85,204        $ 58,496        $ 61,708
     Accrued expenses                                          6,739          15,619           8,057
     Accrued salaries and benefits                            13,388          15,863          13,035
     Line of Credit                                           19,950              --          24,600
     Customer deposits                                        20,592          19,617          14,893
     Income taxes payable                                         --          17,216             690
     Current portion of long-term obligations                    125             125             125
     Other liabilities                                         8,330           8,710           6,607
                                                            --------        --------        --------
          Total current liabilities                          154,328         135,646         129,715

Deferred lease credits                                        72,512          56,157          56,441
Deferred tax liability                                         2,439           2,439              --
Long-term debt and other liabilities                          50,384          89,789          89,527
Shareholders' equity                                         249,426         193,198         155,144
                                                            --------        --------        --------
          Total liabilities and shareholders' equity        $529,089        $477,229        $430,827
                                                            ========        ========        ========



            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                      Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                  November 1,      November 2,     November 1,    November 2,
                                                      1998             1997            1998          1997
                                                      ----             ----            ----          ----
Net sales                                           $241,298        $203,863        $662,770        $562,825


Costs and expenses:
  Cost of goods sold and occupancy                   146,494         126,525         409,665         353,219
  Selling, general and administrative                 85,648          70,458         233,343         194,461
                                                    --------        --------        --------        --------
     Total costs and expenses                        232,142         196,983         643,008         547,680
                                                    --------        --------        --------        --------

       Earnings from operations                        9,156           6,880          19,762          15,145

Interest expense (net)                                   686           1,285           1,138           2,988
                                                    --------        --------        --------        --------

       Earnings before income taxes                    8,470           5,595          18,624          12,157

Income taxes                                           3,472           2,350           7,635           5,106
                                                    --------        --------        --------        --------

        Net earnings                                $  4,998        $  3,245        $ 10,989        $  7,051
                                                    ========        ========        ========        ========


 Earnings per share:
        Basic                                       $   0.09        $   0.06        $   0.20        $   0.14
        Diluted                                     $   0.09        $   0.06        $   0.20        $   0.13
Average number of common shares outstanding:
        Basic                                         55,613          51,550          53,988          51,240
        Diluted                                       57,838          54,115          56,326          53,507






            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                           Thirty-Nine Weeks Ended
                                                                        November 1,        November 2,
                                                                           1998               1997
                                                                           ----               ----
Cash flows from operating activities:
     Net earnings                                                        $ 10,989         $  7,051
     Adjustments to reconcile net earnings
     to net cash used in operating activities:
         Depreciation and amortization                                     24,089           21,074
         Amortization of deferred lease incentives                         (4,694)          (3,461)
         Change in:
             Accounts receivable                                          (12,258)         (13,850)
             Merchandise inventories                                      (87,816)         (59,090)
             Prepaid catalog expenses                                     (11,657)          (6,512)
             Prepaid expenses and other assets                             (1,261)             918
             Accounts payable                                              26,708           (2,701)
             Accrued expenses and other liabilities                        (9,747)          (5,284)
             Deferred lease incentives                                     21,049           20,323
             Income taxes payable                                         (17,216)         (15,025)
                                                                         --------         --------
                 Net cash used in operating activities                    (61,814)         (56,557)
                                                                         --------         --------

Cash flows from investing activities:
     Purchases of property and equipment                                  (59,202)         (44,804)
     Proceeds from sale of property and equipment                           2,117               --
                                                                         --------         --------
                 Net cash used in investing activities                    (57,085)         (44,804)
                                                                         --------         --------

Cash flows from financing activities:
     Borrowings under line of credit                                       36,200           35,100
     Repayments under line of credit                                      (16,250)         (10,500)
     Repayment of long-term obligations                                      (461)            (472)
     Proceeds from exercise of stock options                                6,235            2,055
                                                                         --------         --------
                 Net cash provided by financing activities                 25,724           26,183
                                                                         --------         --------

                 Net decrease in cash and cash equivalents                (93,175)         (75,178)

                 Cash and cash equivalents at beginning of period          97,214           78,802
                                                                         --------         --------


                 Cash and cash equivalents at end of period                 4,039         $  3,624
                                                                         ========         ========

Non-cash financing transaction (see Note B):
       Conversion of Convertible Notes to common stock                     $39,004              --



            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   Thirteen and Thirty-nine Weeks Ended November 1, 1998 and November 2, 1997
                                   (Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of November 1, 1998 and November 2, 1997, the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended November 1, 1998 and November 2, 1997 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 1, 1998 and November 2, 1997 have been prepared by Williams-Sonoma, Inc., (the Company) without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at February 1, 1998, presented herein, has been derived from the audited balance sheet of the Company included in the Company's Form 10-K for the fiscal year ended February 1,1998.

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

The results of operations for the thirteen and thirty-nine weeks ended November 1, 1998 are not necessarily indicative of the operating results of the full year.

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

On November 1, 1998, $50,000,000 and $50,000,000 were available under the line-of-credit and letter-of-credit facilities, respectively, of which $19,950,000 and $42,271,000 were outstanding, respectively.

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

NOTE E. NEW ACCOUNTING STANDARDS

In September 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 defines the types of costs that may be capitalized for computer software projects and requires that all other costs be expensed in the period incurred. SOP 98-1 states that in order for costs to be capitalized they must be intended to create a new system or add identifiable functionality to an existing system. This statement is effective for Williams-Sonoma's fiscal year ending January 31, 1999.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. This statement is effective for Williams-Sonoma's fiscal year ending January 31, 1999.

In April 1998, the AICPA finalized SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs incurred for start-up activities, such as store openings, be expensed as incurred. This SOP, which is effective in the first quarter of 1999, is not expected to have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NET SALES
Net sales consists of the following components (dollars in thousands):


                                      Thirteen Weeks Ended                                      Thirty-Nine Weeks Ended
                         November 1, 1998            November 2, 1997              November 1, 1998            November 2, 1997
                         ----------------            ----------------              ----------------            ----------------
Retail Sales         $153,245       63.5%       $130,638        64.1%           $423,919         64.0%       $353,159       62.7%
Catalog Sales          88,053       36.5%         73,225        35.9%            238,851         36.0%        209,666       37.3%
                     --------      -----         --------      -----            --------      -------        --------      -----
Total Net Sales      $241,298      100.0%       $203,863       100.0%           $662,770        100.0%       $562,825      100.0%

Net sales for Williams-Sonoma, Inc. and subsidiaries (the Company) for the 13 weeks ended November 1, 1998 (Third Quarter of 1998) were $241,298,000 -- an increase of $37,435,000 (18.4%) over net sales for the 13 weeks ended November 2, 1997 (Third Quarter of 1997). Net sales for the 39-week period ended November 1, 1998 (Year-to-Date 1998) were $662,770,000, an increase of $99,945,000, or
17.8%, from the 39-week period ended November 2, 1997 (Year-to-Date 1997).


RETAIL SALES

                                                   Thirteen Weeks Ended                Thirty-Nine Weeks Ended
(Dollars in thousands)                        November 1,        November 2,        November 1,         November 2,
                                              -----------        -----------        -----------         -----------
                                                 1998                1997               1998               1997
                                                 ----                ----               ----               ----
Total retail sales                            $  153,245         $  130,638         $  423,919         $  353,159
Retail sales growth percentage                      17.3%              21.4%              20.0%              18.3%
Comparable store sales growth                        2.4%               1.3%               4.3%               1.4%
Number of stores - beginning of period               285                264                276                256
Number of new stores                                  27                 20                 52                 42
Number of closed stores                                8                  6                 24                 20
Number of stores - end of period                     304                278                304                278
Store selling area at quarter-end (sq ft.)     1,219,940          1,015,594          1,219,940          1,015,594
Store leased area at quarter-end (sq ft.)      1,872,709          1,553,244          1,872,709          1,533,244

Retail sales for the third quarter of 1998 increased 17.3% over retail sales for the third quarter of 1997 primarily due to a net increase of 26 stores. Year-to-Date 1998 retail sales increased 20.0% over the same period of the prior year. The Company operated 304 stores at the end of the Third Quarter of 1998 as compared to 278 stores at the end of the same period of the prior year. During the Third Quarter of 1998, the Company opened 27 stores (12 Pottery Barn, 13 Williams-Sonoma and 2 Hold Everything) and closed 8 stores (4 Pottery Barn and 4 Williams-Sonoma). Pottery Barn, with 49.7% of the Company's total selling square feet at the end of the Third Quarter of 1998, accounted for 62.5% and 66.5% of the growth in retail sales for the Third Quarter and Year-to-Date 1998, respectively.

Comparable store sales are defined as sales from stores whose gross square feet did not change by more than 20% in the previous twelve months and which have been open for at least twelve months. Comparable store sales are compared monthly for purposes of this analysis. In any given period, the set of stores comprising comparable stores may be different than the comparable stores in the previous period, depending on store opening and closing activity. Comparable store sales grew 2.4% in the Third Quarter of 1998, and 4.3% for Year-to-Date 1998.

The prototypical 1998 large-format stores range from 5,800-10,400 selling square feet (7,000 - 15,200 leased square feet) for Pottery Barn stores and 2,900-4,500 selling square feet (4,100 - 6,400 leased square feet) for Williams-Sonoma stores, and enable the Company to display merchandise more effectively. At the end of the Third Quarter of 1998, 170 stores (95 Williams-Sonoma and 75 Pottery
Barn) were in the large format, comprising 71.8% of the Company's total selling square footage. Large-format stores accounted for 68.7% and 66.1% of Third Quarter of 1998 and Year-to Date 1998 total retail sales, respectively.

CATALOG SALES

Catalog sales in the Third Quarter of 1998 increased 20.2% as compared to the Third Quarter of 1997. For Year-to-Date 1998, catalog sales increased 13.9% over the same period of 1997. The total number of catalogs mailed, as compared to the same period of the respective prior years, increased 3.5% in the Third Quarter of 1998 and 8.0% in the Third Quarter of 1997. The increased circulation in these periods was in markets with stores. Management believes that the mailing of catalogs into markets with stores builds brand recognition and supports new store openings. Typically, these mailings generate less revenue for the catalog division than mailings into non-store markets.

The following table reflects catalog sales growth (decline) percentages by concept:

                           Percentage Growth (Decline)

                                  Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                          November 1, 1998   November 2, 1997     November 1, 1998   November 2, 1997
                          ----------------   ----------------     ----------------   ----------------

Williams-Sonoma                (5.4%)               6.5%               (6.1%)              18.9%
Pottery Barn                   44.7%               28.1%               34.5%               17.4%
Hold Everything                (0.8%)               9.6%                3.4%               14.1%
Gardeners Eden                  0.3%               (6.7%)             (12.1%)              (6.2%)
Chambers                       (8.9%)               0.1%               (5.6%)              (2.5%)
Total catalog                  20.3%               15.3%               13.9%               13.0%

Combined sales for Williams-Sonoma and Pottery Barn, the Company's primary concepts, comprised approximately 77.9% and 72.9% of total catalog sales for the Third Quarter of 1998 and Year-to Date 1998, respectively. For Pottery Barn, the number of catalogs mailed in the Third Quarter of 1998 as compared to the same period of 1997 increased 14.8%. Also contributing to the Third Quarter 1998 sales growth of Pottery Barn was increased page count, resulting in an expanded merchandise assortment. For Williams-Sonoma, the number of catalogs mailed in the Third Quarter and Year-to-Date 1998 decreased 0.4% and 0.3%, respectively, as compared to the same periods of the respective prior years.

COST OF GOODS SOLD AND OCCUPANCY

Cost of goods sold and occupancy expenses expressed as a percent of net sales in the Third Quarter of 1998 decreased 1.4 percentage points to 60.7% from 62.1% in the same period of the prior year. Merchandise margin improved 1.3 percentage points, principally due to a lower cost of merchandise. The Company believes this is a direct result of its investment in product development, sourcing and quality control personnel over the last several years. Occupancy expenses expressed as a percentage of net sales decreased slightly in the Third Quarter of 1998 as compared to the same period of the prior year.

For the Year-to-Date 1998, cost of goods sold and occupancy expenses as a percent of net sales decreased 1.0 percentage points, from 62.8% for the same period of 1997 to 61.8%. This decrease was primarily due to improved merchandise margins as a result of lower cost of merchandise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses expressed as a percent of net sales increased 1.0 percentage points to 35.5% in the Third Quarter of 1998 from 34.5% in the Third Quarter of 1997. The majority of the increase was due to increased employment and advertising costs.

Higher employment costs were principally attributable to increased expense at Pottery Barn stores and the distribution center. In an effort to improve its "in-stock" position throughout the holiday season in order to maximize sales, the Company increased its pre-holiday inventory levels over historical norms. This caused the distribution center to exceed its capacity, resulting in labor inefficiencies. The majority of the remainder of the increase in employment expense was attributable to the Pottery Barn stores.

Increased advertising costs for the Third Quarter of 1998 are primarily attributable to the Pottery Barn catalog.

The Year-to-Date 1998 selling, general and administrative expense rates increased .7 percentage points over the Year-to-Date 1997. The majority of the increase is due to increased employment costs, principally in the retail division.

INTEREST EXPENSE

Net interest expense for the Third Quarter of 1998 decreased $599,000 to $686,000 from $1,285,000 for the Third Quarter of 1997. This is primarily due to interest savings as a result of the conversion of the Company's Convertible Notes in April 1998 (see Note B). Net interest expense for Year-to-Date 1998 decreased to $1,138,000 from $2,988,000 for the same period of the prior year. This is principally due to the conversion of the Convertible Notes and an increase in short-term investment income. During Year-to-Date 1998, the Company had an average investment balance of $47,655,000, as compared to $30,000,000 for Year-to-Date 1997.

INCOME TAXES

The Company's effective tax rate was 41.0% for the Third Quarter and Year-to-Date of 1998 and 42.0% for the Third Quarter and Year-to-Date of 1997. This rate reflects the effect of aggregate state tax rates based on the mix of retail sales and catalog sales in the various states in which the Company has sales or conducts business.

LIQUIDITY AND CAPITAL RESOURCES

For Year-to-Date 1998, cash used in operating activities was $61,814,000 representing an increase of $5,257,000 from the $56,557,000 of cash used in operating activities for the same period of 1997. This was principally attributable to an increase in prepaid catalog expenses and increases in merchandise inventories partially offset by increases in accounts payable.

Net cash used in investing activities of $57,085,000 was primarily for new stores. The Company is planning approximately $80,000,000 - $85,000,000 of gross capital expenditures in 1998, including up to $14,000,000 for information systems.

For Year-to-Date 1998, cash provided by financing activities was $25,724,000, comprised primarily of net borrowings under the line of credit. On April 15, 1996, the Company had issued 5 1/4% Convertible Subordinated Notes due April 15, 2003 in the principal amount of $40,000,000. In March of 1998, the Company notified the holders of the Convertible Notes of the Company's intention to redeem the Convertible Notes on April 21, 1998. Prior to such redemption, substantially all of the Convertible Notes were converted into approximately 3,064,000 shares of the Company's common stock. As a result, the Company recorded a net increase to paid-in-capital of $39,004,000, representing $39,999,000 from the

Conversion of the Notes, net of $995,000 of related unamortized debt issuance costs. See Note B to the condensed consolidated financial statements.

On June 1, 1998, the Company renewed its syndicated line of credit facility and entered into a second amended and restated credit agreement which expires in May 31, 2001. The amended facility provides for $50,000,000 in cash advances, and contains certain restrictive loan covenants, including minimum tangible net worth, a minimum out-of-debt period, fixed charge coverage requirements and a prohibition on payment of cash dividends. Additionally, the Company has a one-year $50,000,000 letter-of-credit agreement expiring of May 31, 1999 with its primary bank.

On November 1, 1998, $50,000,000 and $50,000,000 were available under the line-of-credit and letter-of-credit facilities, respectively, of which $19,950,000 and $42,271,000 were outstanding, respectively.

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

In connection with the plan, the Company has completed an inventory and risk-assessment of its computer systems and related technology, and has begun the testing and remediation process. The Company expects to complete this process, including integration testing of its critical business processes, by mid-1999. However, the Company can not guarantee that its compliant systems will not encounter difficulties when attempting to interface or interconnect with third party systems, whether or not those systems are claimed to be "compliant", and the Company can not guarantee that such failure to interface or interconnect will not have a materially adverse effect on the Company's operations. The Company has also completed an inventory and risk assessment of its outside vendors, and believes the greatest Year 2000 exposure is with its service providers (customs broker, logistics providers, etc.). The Company is currently in the process of communicating with these vendors and performing testing to determine their Year 2000 readiness. The Company believes the Year 2000 risk with its merchandise suppliers is low because no vendor accounts for more than 3% of purchases and many of the vendors are small artisan manufacturers with simple business systems. The Company expects to identify any significant vendor-compliance problems by the first quarter of 1999, and to resolve those issues by the end of the third quarter 1999. Despite this approach, there can be no guarantee that the systems of other companies on which the Company is reliant will be converted timely, or that a failure by another company to convert would not have a materially adverse effect on the Company.

The Company is using both internal and external resources to complete this project. In total, the estimated cost for the remediation and testing of computer applications and related products could range as high as $4.5 million over the two-year period 1998 through 1999, of which approximately $1,324,000 has been incurred to date.

The Company presently believes, with modification to existing software and converting to new software, the Year 2000 problem will not pose significant operational risk. While the Company can not accurately predict a "worst case scenario" with regard to its Year 2000 issues, the failure by the Company and or vendors to complete Year 2000 compliance work in a timely manner could have a materially adverse effect on the Company's operations. The Company is in the process of assessing these risks and uncertainties and developing appropriate contingency plans and procedures in an attempt to minimize the effects of such a scenario.

SEASONALITY

The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and net income have been realized during the period from October through December, and levels of net sales and net income have generally been significantly lower during the period from February through October. The Company believes this is the general pattern associated with the mail order and retail industries. In anticipation of its peak season, the Company hires a substantial number of additional employees in its retail stores and mail order processing and distribution areas, and incurs significant fixed catalog production and mailing costs.


FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's ability to continue to improve planning and control processes and other infrastructure issues, the potential for construction and other delays in store openings, the Company's dependence on external funding sources, the potential for changes in consumer spending patterns, consumer preferences and overall economic conditions, the Company's dependence on foreign suppliers, increasing competition in the specialty retail business, and the Company's ability to successfully resolve its Year 2000 issues. Other factors that could cause actual results to differ materially from those set forth in such forward-looking statements include the risks and uncertainties detailed in the Company's most recent Annual Report on Form 10-K and its other filings with the Securities and Exchange Commission.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION


10.1           First Amendment to the Reimbursement Agreement between the
               Company and Hewson Properties, dated October 15, 1998.

10.2           Second Amendment to the Reimbursement Agreement between the
               Company and Hewson Properties, dated November 15, 1998.

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

                                       WILLIAMS-SONOMA, INC.



                                       By: /s/ Dennis A. Chantland
                                           -----------------------
                                           Dennis A. Chantland
                                           Executive Vice President
                                           Chief Administrative Officer
                                           Secretary



Dated: December 11, 1998

                                 EXHIBIT INDEX



EXHIBIT
NUMBER            EXHIBIT DESCRIPTION


10.1           First Amendment to the Reimbursement Agreement between the
               Company and Hewson Properties, dated October 15, 1998.

10.2           Second Amendment to the Reimbursement Agreement between the
               Company and Hewson Properties, dated November 15, 1998.

11             Statement re computation of per share earnings.

27             Financial Data Schedule.