Form 10-K
period 1999-01-31
WILLIAMS SONOMA INC
filed 1999-04-30
CIK 719955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended January 31, 1999
                        Commission file number 000-12704

                              WILLIAMS-SONOMA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               California                              94-2203880
 ---------------------------------------           --------------------
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

 3250 Van Ness Avenue, San Francisco, CA                 94109
 ---------------------------------------           --------------------
 (Address of Principal Executive Offices)              (Zip Code)

        Registrant's Telephone Number, Including Area Code (415) 421-7900

     Securities registered pursuant to Section 12(b) of the Act: Common Stock Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 26, 1999, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $1,234,494,000 using the closing sales price on this day of $28.50. It is assumed for purposes of this computation an affiliate includes all persons registered as Registrant insiders with the Securities and Exchange Commission, as well as the Registrant's Associate Stock Incentive Plan.

     As of March 26, 1999, 55,807,965 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following documents have been incorporated herein by reference:

     1) Registrant's Annual Report to Shareholders for the Fiscal Year ended January 31, 1999 (the "1998 Annual Report") in Parts I and II hereof and attached hereto as Exhibit 13;

     2) Registrant's Proxy Statement for the 1999 Annual Meeting (the "Proxy Statement") in Part III hereof.

                              WILLIAMS-SONOMA, INC.
                             FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED JANUARY 31, 1999

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----

                                       PART I
Item 1.  Business                                                               3

Item 2.  Properties                                                             6

Item 3.  Legal Proceedings                                                      7

Item 4.  Submission of Matters to a Vote of Security Holders                    7

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                                    8

Item 6.  Selected Financial Data                                                8

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  8

Item 8.  Financial Statements and Supplementary Data                            9

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                   9

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                    10

Item 11. Executive Compensation                                                10

Item 12. Security Ownership of Certain Beneficial Owners and Management        10

Item 13. Certain Relationships and Related Transactions                        10

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K       10

`                                     PART I

ITEM 1. BUSINESS

Williams-Sonoma, Inc., together with its subsidiaries (the Company), is a national specialty retailer of fine quality cooking and serving equipment, home furnishings and home and garden accessories, which it markets through 298 retail stores and five mail order catalogs. The Company believes that it is one of the country's largest specialty retailers of such equipment, furnishings and accessories. Retail sales accounted for approximately 65% of the Company's net sales during the fiscal year ended January 31, 1999 (Fiscal 1998), while mail order sales accounted for the balance.

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

As of January 31, 1999 the Company operated 298 retail stores, located in 39 states and the District of Columbia. This represents 163 Williams-Sonoma, 96 Pottery Barn, 33 Hold Everything, and 6 outlet stores, of which 98 Williams-Sonoma and 77 Pottery Barn stores are large-format. The prototypical 1998 large-format stores range from 5,800 - 10,500 selling square feet for Pottery Barn stores, and 2,800-4,500 selling square feet for Williams-Sonoma stores and enable the Company to more clearly display merchandise. Large-format stores accounted for 68% of retail sales in fiscal 1998 versus 58% of retail sales in fiscal 1997. In fiscal 1999, the Company plans to increase leased square footage by approximately 21%.

MAIL ORDER OPERATIONS

The Company's mail order business began in 1972 when it introduced its flagship catalog, "A Catalog for Cooks," which markets the Williams-Sonoma brand. Since then, it has expanded its mail order business to include the four other concepts
- Pottery Barn, Hold Everything, Gardeners Eden and Chambers. The mail order business complements the retail business by building customer awareness of a brand and acting as an effective advertising vehicle. In addition, the Company believes that the mail order catalogs act as a cost efficient means of testing market acceptance of new products.

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

SUPPLIERS

The Company purchases its merchandise from numerous foreign and domestic manufacturers and importers, none of which accounted for more than 3% of purchases during fiscal 1998. Approximately 42% of the Company's payments for merchandise are to foreign vendors, most of which are located in Europe and Asia.

MANAGEMENT INFORMATION SYSTEMS

In fiscal 1998, the Company spent approximately $12 million on information systems which included the development of an on-line decision support and inventory management system for mail order. In fiscal 1999, the Company is planning to spend approximately $22 million on information systems, including the development of an Internet web site, order management system and the relocation of the Company's corporate data center.

COMPETITION AND SEASONALITY

The specialty retail business is highly competitive. The Company's specialty retail stores and mail order catalogs compete with other retail stores, including specialty stores and department stores and other mail order catalogs. The substantial sales growth in the mail order catalog industry within the last decade has encouraged the entry of many new competitors and an increase in competition from established companies. The Company competes on the basis of the quality of its merchandise, service to its customers and its proprietary customer list.

The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and net income have been realized during the period from October through December, and levels of net sales and net income have generally been significantly lower during the period from January through July. The Company believes this is the general pattern associated with the mail order and retail industries. In anticipation of its peak season, the Company hires a substantial number of additional employees in its retail stores and mail order processing and distribution areas, and incurs significant fixed catalog production and mailing costs. (See Quarterly Financial Information on page 47 of the 1998 Annual Report which is incorporated herein by reference).

EMPLOYEES

At January 31, 1999, the Company employed approximately 15,000 persons, approximately 3,800 of whom were full-time employees. During the 1998 peak season the Company hired approximately 5,600 temporary employees in its stores and in its mail order processing and distribution areas.

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

In August 1990, the Company entered into a lease agreement for an additional 307,000 square feet of distribution space adjacent to its existing Memphis facility. The lessor is a partnership that includes Messrs. Lester and McMahan. The construction was financed by the partnership through the sale of $10,550,000, 10.36% principal amount of industrial development bonds. In September 1994, the lease was amended to include an approximately 306,000 square-foot expansion, financed by the lessor through a $500,000 capital contribution from its partners and the sale of $9,825,000, 9.01% principal amount of industrial development bonds. The expansion was completed in October 1995. The amended lease has an initial, non-cancelable term of fifteen years, with three optional five-year renewals, and mandatory annual renewals so long as the bonds are outstanding. (See Note F of the Company's Consolidated Financial Statements).

In January 1996, the Company entered an agreement to lease a 35,867 square-foot build-to-suit call center in Summerlin, Nevada. The lease covers a ten-year term with three optional five-year renewals. Rent commenced in August 1996 at an annual basic rent amount of $529,000 for each of the first five years of the lease and will increase to $598,000 annually for the remaining five years. In the event that the Company should require more space to support growth, the agreement includes an option to expand into an additional 17,920 square feet. (See Note E of the Company's Consolidated Financial Statements).

In July 1996, the Company secured an additional 400,232 square foot warehouse in Memphis, Tennessee to more efficiently process non-conveyable merchandise. The lease for the warehouse covers a nine-year term with termination rights available after the third and sixth years, subject to penalty fees. At this point, the Company has no intention of exercising its right to terminate. Rent commenced in July 1996 at a rate of $60,000 a month for the first ten months of the lease and increased to $92,000 a month for the following 26 months. For the remainder of the term, the rent will increase based on a rate to be determined using the Consumer Price Index but not to exceed five percent of the minimum rental payments. (See Note E of the Company's Consolidated Financial Statements).

In February 1998, the Company entered into an agreement to lease a 35,862 square-foot build-to-suit call center in Oklahoma City, Oklahoma. The lease covers a ten-year term with three optional five-year renewals. Rent commenced in August 1998 at an annual basic rent of $506,000 for each of the first five years of the lease and will increase to $550,000 annually for the remaining five years. In the event that the Company should require more space to support growth, the agreement includes an option to expand into an additional 15,000 square feet. (See Note E of the Company's Consolidated Financial Statements).

In December 1998 the company entered into an agreement to lease a 750,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease covers a 22.5 year term with two optional five-year renewals. Rent will commence upon completion of the facility, currently anticipated to be approximately July 1, 1999. Rental payments for the primary term are estimated to average $3.1 million annually. These estimated rental payments are subject to adjustment upon completion of construction and finalization of costs.

The Company's net selling area, at January 31, 1999, totaled approximately 1,217,000 square feet of leased space for 298 stores compared to approximately 1,016,000 square feet for 276 stores at the end of the prior year. All of the existing stores are leased by the Company with original lease terms ranging from three to twenty-two years, expiring between 1999 and 2018, except for one store with a 49-year lease term extending through 2040. Most leases for the Company's stores provide for contingent rent based upon sales. (See Note E of the Company's Consolidated Financial Statements).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the 1998 fiscal year.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

The Company's common stock is currently traded on the New York Stock Exchange
(NYSE) under the ticker symbol "WSM". Information contained under the caption "Common Stock" on page 47 of the 1998 Annual Report is incorporated herein by reference. The closing sales price of the Company's stock in the New York Stock Exchange (NYSE) on March 26, 1999 was $28.50.

SHAREHOLDERS

The number of shareholders of record as of March 26, 1999 was approximately 550. This number excludes shareholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

The Company has never declared or paid a cash dividend on its common stock. In addition, the Company is prohibited from doing so by certain covenants in its bank credit agreement and is limited to a maximum dollar amount as determined in accordance with covenants in its 7.2% Senior Note agreement. (See Note C of the Company's Consolidated Financial Statements).

STOCK SPLITS

In March 1998, the Company declared a 2-for-1 stock split to shareholders of record as of May 4, 1998. The split was effected on May 15, 1998 with the issuance of 27,718,144 additional shares.

ITEM 6. SELECTED FINANCIAL DATA

Information contained under the caption "Five Year Selected Financial Data" on page 27 of the 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained under the caption "Management's Discussion and Analysis" on pages 28 - 31 of the 1998 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information contained under the caption "Quantitative and Qualitative Disclosure About Market Risk" on page 31 of the 1998 Annual Report is incorporated herein by reference.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are incorporated by reference to pages 32 through 46 of the 1998 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K:

      Independent Auditors' Report

      Consolidated Balance Sheets as of January 31, 1999 and February 1, 1998

      Consolidated Statements of Earnings for the 52-week period ended January 31, 1999, 52-week period ended February 1, 1998 and for the 53-week period ended February 2, 1997

      Consolidated Statements of Shareholders' Equity for the 52-week period ended January 31, 1999, 52-week period ended February 1, 1998 and for the 53-week period ended February 2, 1997

      Consolidated Statements of Cash Flows for the 52-week period ended January 31, 1999, 52-week period ended February 1, 1998 and for the 53-week period ended February 2, 1997

      Notes to Consolidated Financial Statements

The unaudited quarterly information contained under the caption "Quarterly Financial Information" on page 47 of the 1998 Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained in the table under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference.

Information contained on page 3 of the Proxy Statement in the last paragraph under the caption "Voting Securities and Principal Shareholders" is incorporated herein by reference.

At each Annual Meeting, directors are elected to serve until the next annual meeting of shareholders or until the election and qualification of their successors. The Company's Bylaws provide for not less than six nor more than eleven directors, the exact number following the May 26, 1999 Annual Meeting having been fixed by the Board of Directors at ten.

Executive officers of the Company are elected by the Board of Directors at the annual organizational meeting held immediately following the Annual Meeting and serve at the pleasure of the Board. Information contained in the first table under the caption "Information Concerning Executive Officers" on page 7 of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to the aggregate cash compensation paid by the Company to each of its five most highly-compensated executive officers for the fiscal year ended January 31, 1999, is contained under the caption "Executive Compensation" on pages 8 through 12 of the Proxy Statement and is incorporated herein by reference (except the information contained in the Compensation Committee Report and the Performance Graph).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Information with respect to those persons known to the Company to be beneficial owners of more than 5% of its common stock, as of March 26, 1999, is contained under the caption "Voting Securities and Principal Shareholders" on pages 1 through 4 of the Proxy Statement and is incorporated herein by reference.

b) Information concerning the beneficial ownership of the Company's common stock by its directors, by each executive officer named in the "Summary Compensation Table" set forth on page 8 of the Proxy Statement, and by its directors and officers as a group, as of March 26, 1999, is contained in the tables under the captions "Voting Securities and Principal Shareholders" and "Election of Directors" on pages 1 through 10 of the Proxy Statement and is incorporated herein by reference.

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

(b) Reports on Form 8-K: No Form 8-K filings were made during the last quarter of the fiscal year ended January 31, 1999.

(c)   Exhibits: See Exhibit Index on pages 16 through 21.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Williams-Sonoma, Inc.:

We have audited the consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries as of January 31, 1999 and February 1, 1998, and for each of the three fiscal years in the period ended January 31, 1999, and have issued our report thereon dated March 24, 1999; such financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Williams-Sonoma, Inc. and subsidiaries listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Francisco, California
March 24, 1999

                                   SCHEDULE II

                      WILLIAMS-SONOMA, INC. & SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

Column A                                  Column B          Column C         Column D         Column E
--------                                  ----------       ----------       ------------     -----------
                                                           Additions
                                          Balance at       Charged to                        Balance at
                                          Beginning        Costs and                           End of
Description                               of Period         Expenses         Deductions        Period
-----------                               ----------       ----------       ------------     -----------
Period Ended February 2, 1997:
Allowance for Doubtful Accounts            $238,000           $86,000        $138,000(A)      $186,000

Period Ended February 1, 1998:
Allowance for Doubtful Accounts            $186,000           $20,000              --         $206,000

Period Ended January 31, 1999:
Allowance for Doubtful Accounts            $206,000           $24,000              --         $230,000

(A) Consists of direct write-offs charged against the allowance account during the period.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WILLIAMS-SONOMA, INC.

Date: April 30, 1999                         By   /s/ W. HOWARD LESTER
                                                --------------------------------
                                                Chairman and
                                                Chief Executive Officer
                                                Director

      Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Date: April 30, 1999                           /s/ W. HOWARD LESTER
                                                         ----------------------------------
                                                         W. Howard Lester
                                                         Chairman
                                                         Chief Executive Officer
                                                         Director

          Date: April 30, 1999                           /s/ DENNIS A. CHANTLAND
                                                         ----------------------------------
                                                         Dennis A. Chantland
                                                         Executive Vice President
                                                         Chief Administrative Officer
                                                         Secretary

          Date: April 30, 1999                           /s/ JERRY S. B. DRATLER
                                                         ----------------------------------
                                                         Jerry S. B. Dratler
                                                         Vice President, Finance
                                                         Chief Accounting Officer

          Date: April 30, 1999                           /s/ CHARLES E. WILLIAMS
                                                         ----------------------------------
                                                         Charles E. Williams
                                                         Founder and Vice-Chairman
                                                         Director

          Date: April 30, 1999                           /s/ GARY G. FRIEDMAN
                                                         ----------------------------------
                                                         Gary G. Friedman
                                                         Chief Merchandising Officer
                                                         President-Retail Division
                                                         Director

          Date: April 30, 1999                           /s/ PATRICK J. CONNOLLY
                                                         ----------------------------------
                                                         Patrick J. Connolly
                                                         Executive Vice President
                                                         General Manager-Catalog
                                                         Director

          Date: April 30, 1999                           /s/ ADRIAN D. P. BELLAMY
                                                         ----------------------------------
                                                         Adrian D.P. Bellamy
                                                         Director

          Date: April 30, 1999                           /s/ JAMES M. BERRY
                                                         ----------------------------------
                                                         James M. Berry
                                                         Director

          Date: April 30, 1999                           /s/ NATHAN BESSIN
                                                         ----------------------------------
                                                         Nathan Bessin
                                                         Director

          Date: April 30, 1999                           /s/ JANET L. EMERSON
                                                         ----------------------------------
                                                         Janet L. Emerson
                                                         Director

          Date: April 30, 1999                           /s/ JAMES A. MCMAHAN
                                                         ----------------------------------
                                                         James A. McMahan
                                                         Director

          Date: April 30, 1999                           /s/ JOHN E. MARTIN
                                                         ----------------------------------
                                                         John E. Martin
                                                         Director

                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                                     FOR THE
                       FISCAL YEAR ENDED JANUARY 31, 1999

EXHIBIT
NUMBER                                  EXHIBIT DESCRIPTION                                PAGE NO.
------                                  -------------------                                --------
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

10.1B          Amended and Restated 1993 Stock Option Plan and Form of Agreement
               (incorporated by reference to Exhibit 10.1B to the Company's
               Annual Report on Form 10-K for the fiscal year ended February 1, 1998 as filed with the Commission April 22, 1998)

10.2 Warehouse - distribution facility lease dated July 1, 1983 between the Lester-McMahan Partnership as lessor and the Company as lessee (incorporated by reference to Exhibit 10.28 to the Company's Report on Form 10-Q for the period ended September 30,
               1983, as filed with the Commission on October 14, 1983)

10.2A The Amendment, dated December 1, 1985, to the lease for the distribution center, dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1985, as filed with the Commission on April 26, 1985)

10.2B The Sublease, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the period ended October 28, 1990, as filed with the Commission on December 12, 1990)

10.2C Second Amendment to Lease between the Company and the Lester-McMahan Partnership, dated December 1, 1993 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994)

10.2D          Second Amendment to Sublease between the Company and
               Hewson-Memphis Partners, dated September 1, 1994 (incorporated by reference to Exhibit 10.38 to the Company's Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994)

10.2E          Third Amendment to Sublease between the Company and
               Hewson-Memphis Partners, dated October 24, 1995 (incorporated by reference to Exhibit 10.2E to the Company's Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 12, 1995)

10.3 Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto
               County, Mississippi, the City of Olive Branch, Mississippi and
               Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998)

10.3A          Reimbursement Agreement between the Company and Hewson
               Properties, dated August 17, 1998 (incorporated by reference to
               Exhibit 10.7 to the Company's Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September
               14, 1998)

10.3B          First Amendment to the Reimbursement Agreement between the
               Company and Hewson Properties, dated October 15, 1998
               (incorporated by reference to Exhibit 10.1 to the Company's
               Report on Form 10-Q for the period ended November 1, 1998 as filed with the Commission on December 14, 1998).

10.3C          Second Amendment to the Reimbursement Agreement between the
               Company and Hewson Properties, dated November 15, 1998
               (incorporated by reference to Exhibit 10.2 to the Company's
               Report on Form 10-Q for the period ended November 1, 1998 as filed with the Commission on December 14, 1998).

10.3D Olive Branch distribution facility lease between the Company as lessee and Hewson/Desoto Phase I, L.L.C. as lessor, dated
               December 1, 1998

10.4           The lease for the Company's Corporate Offices at 100 North Point
               Street, San Francisco, California dated January 13, 1986, between the Company as lessee and Northpoint Investors as lessor
               (incorporated by reference to Exhibit 10.49 to the Company's
               Annual Report on Form 10-K for the year ended February 3, 1985, as filed with the Commission on April 26, 1985)

10.4A First amendment to the lease for the Company's Corporate Offices at 100 North Point Street, San Francisco, California dated
               January 5, 1996, between the Company as lessee and Northpoint
               Investors as lessor (incorporated by reference to Exhibit 10.3 A to the Company's Annual Report on Form 10-K for the year ended
               January 28, 1996, as filed with the Commission on April 26, 1996)

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

10.5F          Amendment Number Seven to the Williams-Sonoma, Inc. Employee
               Profit Sharing and Stock Incentive Plan, dated May 1, 1997
               (incorporated by reference to Exhibit 10.4 to the Company's
               Report on Form 10-Q for the period ended August 3, 1997 as filed with the Commission on September 16, 1997).

10.5G          Amendment Number Eight to the Williams-Sonoma, Inc. Employee
               Profit Sharing and Stock Incentive Plan, dated September 16, 1997
               (incorporated by reference to Exhibit 10.1 to the Company's
               Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998).

10.5H          Amendment Number Nine to the Williams-Sonoma, Inc. Employee
               Profit Sharing and Stock Incentive Plan, dated September 30, 1998

10.5I          Amendment Number Ten to the Williams-Sonoma, Inc. Employee Profit
               Sharing and Stock Incentive Plan, dated December 31, 1998

10.6           Purchase and Sale Agreement between the Company and
               Bancroft-Whitney, a division of Thomson Legal Publishing, Inc., dated December 14, 1993 (incorporated by reference to Exhibit
               10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April
               29, 1994)

10.6A Indemnity Agreement by the Company in favor of Bank of America, NT & SA, dated December 1, 1993 (incorporated by reference to
               Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994)

10.7           Note Agreement for $40,000,000 7.2% Senior Notes, dated August 1,
               1995 (incorporated by reference to Exhibit 10.9 to the Company's
               Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12, 1995)

10.7A          Guaranty Agreement for $40,000,000 Senior Notes, dated August 1,
               1995 (incorporated by reference to Exhibit 10.9A to the Company's
               Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12, 1995)

10.7B          Intercreditor Agreement for $40,000,000 Senior Notes, dated
               August 1, 1995 (incorporated by reference to Exhibit 10.9B to the
               Company's Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12, 1995)

10.8 Amended and Restated Standing Loan Agreement between the Company and Bank of America, NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.9           Credit Agreement between the Company and Bank of America, NT &
               SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.9A          Agreement re: Intercreditor Agreement, dated May 22, 1997
               (incorporated by reference to Exhibit 10.2A to the Company's
               Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.9B          Continuing Guaranty from Pottery Barn East, Inc. to Bank of
               America, NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.2B to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17,
               1997).

10.9C          Continuing Guaranty from Hold Everything, Inc. to Bank of
               America, NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.2C to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17,
               1997).

10.9D          Continuing Guaranty from Williams-Sonoma Stores, Inc. to Bank of
               America, NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.2D to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17,
               1997).

10.9E Continuing Guaranty from Chambers Catalog Company, Inc. to Bank of America, NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.2E to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997).

10.9F          Continuing Guaranty from Gardeners Eden, Inc. to Bank of America,
               NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit
               10.2F to the Company's Report on Form 10-Q for the period ended
               May 4, 1997 as filed with the Commission on June 17, 1997).

10.10          Letter of Credit Agreement between the Company and Bank of
               America, NT & SA dated June 1, 1997 (incorporated by reference to
               Exhibit 10.3 to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997)

10.10A         One Bank Guaranty from Pottery Barn East, Inc. to Bank of
               America, NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.3A to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17,
               1997).

10.10B         One Bank Guaranty from Hold Everything, Inc. to Bank of America,
               NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit
               10.3B to the Company's Report on Form 10-Q for the period ended
               May 4, 1997 as filed with the Commission on June 17, 1997).

10.10C         One Bank Guaranty from Williams-Sonoma Stores, Inc. to Bank of
               America, NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.3C to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17,
               1997).

10.10D         One Bank Guaranty from Chambers Catalog Company, Inc. to Bank of
               America, NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit 10.3D to the Company's Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17,
               1997).

10.10E         One Bank Guaranty from Gardeners Eden, Inc. to Bank of America,
               NT & SA, dated June 1, 1997 (incorporated by reference to Exhibit
               10.3E to the Company's Report on Form 10-Q for the period ended
               May 4, 1997 as filed with the Commission on June 17, 1997).

10.10F         First Amendment to Syndicated Credit Agreement between the
               Company and Bank of America National Trust and Savings
               Association, dated May 29, 1998 (incorporated by reference to
               Exhibit 10.2 to the Company's Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September
               14, 1998).

10.10G         Second Amendment to Syndicated Credit Agreement between the
               Company and Bank of America National Trust and Savings
               Association, dated June 30, 1998 (incorporated by reference to
               Exhibit 10.4 to the Company's Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September
               14, 1998)

10.10H         Second Amendment to Letter of Credit Agreement between the
               Company and Bank of America National Trust and Savings
               Association, dated May 29, 1998 (incorporated by reference to
               Exhibit 10.3 to the Company's Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September
               14, 1998)

10.10I Third Amendment to Letter of Credit Agreement between the Company and Bank of America National Trust and Savings Association, dated
               June 30, 1998 (incorporated by reference to Exhibit 10.5 to the
               Company's Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998)

10.11          Second Amendment and Restatement of the Williams-Sonoma, Inc.
               Executive Deferral Plan dated November 23, 1998

10.12          Office lease between TJM Properties, L.L.C. and Williams-Sonoma,
               Inc., dated as of February 13, 1998 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998 as filed with the Commission on April 22, 1998)

11             Statement re computation of per share earnings (Incorporated herein by reference to Note G Earnings Per Share on page 41 of the Company's Annual Report for the fiscal year ended January 31,
               1999)

13             Annual Report to security holders

21             Subsidiaries

23.1           Independent Auditors' Consent

27             Financial Data Schedule (FDS) for January 31, 1999