Form 10-K/A
period 1999-01-31
WILLIAMS SONOMA INC
filed 1999-05-06
CIK 719955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                  FORM 10-K/A
                                 Amendment No. 1

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended January 31, 1999
                        Commission file number 000-12704

                              WILLIAMS-SONOMA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 CALIFORNIA                                  94-2203880
       (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)

      3250 VAN NESS AVENUE, SAN FRANCISCO, CA                   94109
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

   As of March 26, 1999, 55,807,965 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the following documents have been incorporated herein by reference:

   1) Registrant's Annual Report to Shareholders for the Fiscal Year ended January 31, 1999 (the "1998 Annual Report") in Parts I and II hereof;

   2) Registrant's Proxy Statement for the 1999 Annual Meeting (the "Proxy Statement") in Part III hereof.

The undersigned Registrant hereby amends Item 14 of its Annual Report on Form 10-K for the fiscal year ended January 31, 1999, originally filed with the Commission on April 30, 1999, due to the inadvertent omission from such report of Exhibit 23.1.

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

(c) Exhibits: See Exhibit Index on pages 16 through 21.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WILLIAMS-SONOMA, INC.

                                      By  /s/ DENNIS A. CHANTLAND
                                          -------------------------------
                                          Dennis A.  Chantland
                                          Executive Vice President
                                          Chief Administrative Officer
                                          Secretary
Date: May 6, 1999

                                  EXHIBIT INDEX


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

    EXHIBIT
    NUMBER                                    EXHIBIT DESCRIPTION                                PAGE NO.
    ------                                    -------------------                                --------
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

     10.3D Olive Branch distribution facility lease between the Company as lessee and Hewson/Desoto Phase I, L.L.C. as lessor, dated
                 December 1, 1998 (previously filed as Exhibit 10.3D to the
                 Company's Annual Report on Form 10-K for the fiscal year ended
                 January 31, 1999, filed with the Commission on April 30, 1999)

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

    EXHIBIT
    NUMBER                                    EXHIBIT DESCRIPTION                                PAGE NO.
    ------                                    -------------------                                --------
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

     10.5H       Amendment Number Nine to the Williams-Sonoma, Inc. Employee
                 Profit Sharing and Stock Incentive Plan, dated September 30,
                 1998 (previously filed as Exhibit 10.5H to the Company's Annual
                 Report on Form 10-K for the fiscal year ended January 31, 1999, filed with the Commission on April 30, 1999)

     10.5I       Amendment Number Ten to the Williams-Sonoma, Inc. Employee
                 Profit Sharing and Stock Incentive Plan, dated December 31,
                 1998 (previously filed as Exhibit 10.5I to the Company's Annual
                 Report on Form 10-K for the fiscal year ended January 31, 1999, filed with the Commission on April 30, 1999)

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

    EXHIBIT
    NUMBER                                    EXHIBIT DESCRIPTION                                PAGE NO.
    ------                                    -------------------                                --------
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

    EXHIBIT
    NUMBER                                    EXHIBIT DESCRIPTION                                PAGE NO.
    ------                                    -------------------                                --------
     10.11       Second Amendment and Restatement of the Williams-Sonoma, Inc.
                 Executive Deferral Plan dated November 23, 1998 (previously filed as Exhibit 10.11 to the Company's Annual Report on Form
                 10-K for the fiscal year ended January 31, 1999, filed with the
                 Commission on April 30, 1999)

     10.12       Office lease between TJM Properties, L.L.C. and
                 Williams-Sonoma, Inc., dated as of February 13, 1998
                 (incorporated by reference to Exhibit 10.16 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended February
                 1, 1998 as filed with the Commission on April 22, 1998)

     11          Statement re: computation of per share earnings (incorporated by reference to Note G Earnings Per Share on page 41 of the
                 Company's previously filed Annual Report for the fiscal year ended January 31, 1999, filed with the Commission on April 30,
                 1999)

     13          Annual Report to security holders (previously filed as Exhibit
                 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, filed with the Commission on April
                 30, 1999)

     21          Subsidiaries (previously filed as Exhibit 21 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended January
                 31, 1999, filed with the Commission on April 30, 1999)

     23.1        Independent Auditors' Consent

     27 Financial Data Schedule (FDS) for January 31, 1999 (previously filed as Exhibit 27 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, filed with the Commission on April 30, 1999)