Form 10-Q
period 1999-05-02
WILLIAMS SONOMA INC
filed 1999-06-15
CIK 719955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 2, 1999.

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

      Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [x] No [ ]

      As of June 9, 1999, 55,834,601 shares of the Registrant's Common Stock were outstanding.

                              WILLIAMS-SONOMA, INC.
                               REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED MAY 2, 1999

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                    PAGE
                                                                                    ----
Item 1. Financial Statements                                                         (3)
             Condensed Consolidated Balance Sheets
                  May 2, 1999, January 31, 1999 and May 3, 1998

             Condensed Consolidated Statements of
                  Operations Thirteen weeks ended May 2, 1999 and May 3, 1998

             Condensed Consolidated Statements of Cash
                  Flows Thirteen weeks ended May 2, 1999 and May 3, 1998

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

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)

                                                           May 2,       January 31,      May 3,
                                                            1999           1999           1998
                                                          ---------     -----------     --------
Assets
Current assets:
     Cash and cash equivalents                            $  42,476       $107,308      $ 52,241
     Accounts receivable (net)                               22,643         20,082        18,227
     Merchandise inventories                                197,318        173,160       140,679
     Prepaid expenses and other assets                        9,855          8,985         8,741
     Prepaid catalog expenses                                13,215         13,154        12,938
     Deferred income taxes                                    4,077          4,077         3,680
                                                          ---------       --------      --------
          Total current assets                              289,584        326,766       236,506

Property and equipment (net)                                261,397        243,119       200,038
Investments and other assets (net)                            6,723          6,360         5,591
                                                          ---------       --------      --------
          Total assets                                    $ 557,704       $576,245      $442,135
                                                          =========       ========      ========
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                     $  71,420       $ 70,964      $ 43,484
     Accrued expenses                                        20,083         24,003        22,939
     Customer deposits                                       25,789         26,659        18,340
     Income taxes payable                                     3,589         19,529         1,053
     Current portion of long-term debt                        6,368          6,368           125
     Other liabilities                                        5,874          6,377         5,721
                                                          ---------       --------      --------
          Total current liabilities                         133,123        153,900        91,662

Deferred lease credits                                       74,872         72,327        58,059
Deferred tax liability                                        3,339          3,339         2,439
Long-term debt and other liabilities                         45,175         44,649        50,437
Commitments and contingencies                                    --             --            --

Shareholders' equity
     Common stock                                           105,598        109,708        99,965
     Retained earnings                                      195,597        192,322       139,573
                                                          ---------       --------      --------
          Total shareholders' equity                        301,195        302,030       239,538

          Total liabilities and shareholders' equity      $ 557,704       $576,245      $442,135
                                                          =========       ========      ========

            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                       Thirteen Weeks Ended
                                                     ------------------------
                                                      May 2,          May 3,
                                                       1999            1998
                                                     --------        --------
Net sales                                            $258,676        $206,210

Costs and expenses:
  Cost of goods sold and occupancy                    159,893         127,924
  Selling, general and administrative                  93,336          74,358
                                                     --------        --------
     Total costs and expenses                         253,229         202,282
                                                     --------        --------

       Earnings from operations                         5,447           3,928

Interest expense (net)                                     37             289
                                                     --------        --------

       Earnings before income taxes                     5,410           3,639

Income taxes                                            2,136           1,492
                                                     --------        --------

        Net earnings                                 $  3,274        $  2,147
                                                     ========        ========

Earnings per share:
        Basic and diluted                            $   0.06        $   0.04
Weighted average number of common
shares outstanding:
        Basic                                          55,749          52,193
        Diluted                                        58,454          54,549

            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                          Thirteen Weeks Ended
                                                                       -------------------------
                                                                         May 2,           May 3,
                                                                          1999            1998
                                                                       ----------       --------
Cash flows from operating activities:
     Net earnings                                                      $    3,274       $  2,147
     Adjustments to reconcile net earnings
         to net cash used in operating activities:
         Depreciation and amortization                                      9,320          7,699
         Loss on disposal of assets                                         1,000             --
         Amortization of deferred lease credits                            (1,952)        (1,455)
         Other                                                                 68            192
     Change in:
         Accounts receivable                                               (2,561)        (2,989)
         Merchandise inventories                                          (24,158)        (8,227)
         Prepaid catalog expenses                                             (61)           658
         Prepaid expenses and other assets                                   (870)          (750)
         Accounts payable                                                     456        (15,012)
         Accrued expenses and other liabilities                            (5,116)       (10,110)
         Deferred lease credits                                             4,498          3,357
         Income taxes payable                                             (15,940)       (16,163)
                                                                       ----------       --------
              Net cash used in operating activities                       (32,042)       (40,653)
                                                                       ----------       --------
Cash flows from investing activities:
     Purchases of property and equipment                                  (28,583)        (9,351)
     Other                                                                     57             --
                                                                       ----------       --------
              Net cash used in investing activities                       (28,526)        (9,351)
                                                                       ----------       --------

Cash flows from financing activities:
     Repayment of long-term obligations                                      (155)          (157)
     Proceeds from exercise of stock options                                  629          5,188

     Repurchase of common stock                                            (4,738)            --
                                                                       ----------       --------
              Net cash provided by (used in) financing activities          (4,264)         5,031
                                                                       ----------       --------
              Net decrease in cash and cash equivalents                   (64,832)       (44,973)

              Cash and cash equivalents at beginning of period            107,308         97,214
                                                                       ----------       --------
              Cash and cash equivalents at end of period               $   42,476       $ 52,241
                                                                       ==========       ========
Non-cash financing activity: Conversion of Convertible Notes to
 equity                                                                        --       $ 39,004

            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Thirteen Weeks Ended May 2, 1999 and May 3, 1998

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of May 2, 1999 and May 3, 1998 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 2, 1999 and May 3, 1998 have been prepared by Williams-Sonoma, Inc. (the Company), without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 31, 1999, presented herein, has been derived from the audited balance sheet of the Company included in the Company's Form 10-K for the fiscal year ended January 31, 1999.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1999.

Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the current period.

The results of operations for the thirteen weeks ended May 2, 1999 are not necessarily indicative of the operating results of the full year.

NOTE B. DEBT

The Company's amended and restated syndicated line of credit facility, which expires on May 31, 2001, provides for $50,000,000 in cash advances, and contains certain restrictive loan covenants, including minimum tangible net worth, a minimum out-of-debt period, fixed charge coverage requirements and a prohibition on payment of cash dividends. Additionally, the Company has a one-year $65,000,000 letter-of-credit agreement expiring on May 31, 2000 with its lead bank.

At May 2, 1999, the Company had $49,866,000 of outstanding letters of credit and no borrowings outstanding under the line of credit facility.

NOTE C. EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

NOTE D. SEGMENT REPORTING

Williams-Sonoma, Inc. has two reportable segments: retail and catalog. The retail segment sells products for the home through its three retail concepts:
Williams-Sonoma, Pottery Barn and Hold Everything. The catalog segment sells similar products through its four direct-mail catalogs: Williams-Sonoma, Pottery Barn (including Pottery Barn Kids), Hold Everything and Chambers. As previously announced, in May 1999 the Company sold its Gardener's Eden catalog business to Brookstone, Inc.

These reportable segments are strategic business units that offer similar home-centered products. They are managed separately because each business unit utilizes two distinct distribution and marketing strategies. First quarter results include the Gardener's Eden catalog.

The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies detailed in the Company's most recent annual report on Form 10-K filed with the Securities and Exchange Commission. Williams-Sonoma uses earnings before unallocated corporate overhead, interest and taxes to evaluate segment profitability. Unallocated assets include corporate cash and equivalents, the net book value of corporate facilities and related information systems, deferred tax amounts and other corporate long-lived assets.

SEGMENT INFORMATION

Dollars in thousands

                                                    Retail       Catalog     Unallocated       Total
                                                   --------      --------    -----------      --------
First Quarter 1999
        Revenues                                   $158,351      $100,325      $     --       $258,676
        Earnings before income taxes                 10,134        11,684       (16,408)         5,410

        Segment Assets                              359,083        98,934        99,687        557,704

First Quarter 1998
        Revenues                                   $129,017      $ 77,193      $     --       $206,210
        Earnings before income taxes                  9,148         6,809       (12,318)         3,639

        Segment Assets                              271,891        72,787        97,457        442,135

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NET SALES

Net sales consists of the following components (dollars in thousands):

                                         Thirteen Weeks Ended
                          ------------------------------------------------------
                                May 2 , 1999                   May 3, 1998
                          ----------------------         -----------------------
Retail sales              $158,351          61.2%        $129,017          62.6%
Catalog sales              100,325          38.8%          77,193          37.4%
                          --------        ------         --------        ------
   Total net sales        $258,676         100.0%        $206,210         100.0%
                          ========        ======         ========        ======

Net sales for Williams-Sonoma, Inc. and its subsidiaries (the Company) for the thirteen weeks ended May 2, 1999 (First Quarter of 1999), were $258,676,000 - - an increase of $52,466,000 (25.4%) over net sales for the thirteen weeks ended May 3, 1998 (First Quarter of 1998).

RETAIL SALES                                          Thirteen Weeks Ended
                                                   --------------------------
(Dollars in thousands)                             May 2, 1999    May 3, 1998
                                                   -----------    -----------
Total retail sales                                  $  158,351     $  129,017
Retail growth percentage                                  22.7%          21.4%
Comparable store sales growth                              7.1%           5.0%
Number of stores - beginning of year                       298            276
Number of new stores                                         8              9
Number of closed stores                                      1              9
Number of stores - end of quarter                          305            276
Store selling area at quarter-end (sq. ft.)          1,245,714      1,022,719
Store leased area at quarter-end (sq. ft.)           1,928,543      1,564,939

Retail sales for the First Quarter of 1999 increased 22.7% over retail sales in the First Quarter of 1998 primarily due to a net increase of 29 stores. During the First Quarter of 1999, the Company opened 8 stores (5 large format Williams-Sonoma, 2 large format Pottery Barn and 1 clearance center) and closed 1 smaller Williams-Sonoma store. Pottery Barn accounted for 63.2% of the growth in selling square footage from the end of the First Quarter of 1998 to the end of the First Quarter of 1999, and 65.9% of the growth in retail sales as measured for the same period. For the comparable periods of the prior year, Pottery Barn accounted for 75.7% of the growth in selling square footage and 66.1% of the growth in retail sales. For the First Quarter of 1998, total retail sales grew 21.4% over the same period of the prior year, principally due to new store openings.

Comparable stores are defined as those whose gross square feet did not change by more than 20% in the previous twelve months and which have been open for at least twelve months. Comparable store sales are compared monthly for purposes of this analysis. In any given period, the set of stores comprising comparable stores may be different than the comparable stores in the previous period, depending on store opening and closing activity. Comparable store sales grew 7.1% in the First Quarter of 1999 as compared to the same quarter of the previous year, and were strongest in both Pottery Barn and Williams-Sonoma, the Company's primary concepts. Total First-Quarter 1998 comparable store sales increased 5.0% over the same period of 1997.

The prototypical 1999 large-format stores range from 4,500 - 10,200 selling square feet (9,000 - 13,300 leased square feet) for Pottery Barn stores and 2,800 - 3,700 selling square feet (4,000 - 7,800 leased square feet) for Williams-Sonoma stores, and enable the Company to display merchandise more effectively. At the end of the First Quarter of 1999, 182 stores (103 Williams-Sonoma and 79 Pottery Barn) were in the large format, comprising 74.5% of the Company's total selling square footage. Large-format stores accounted for 73.9% of total retail sales in the First Quarter of 1999 and 63.7% in the First Quarter of 1998. During fiscal year 1999, the company plans to increase leased square footage by approximately 21%.

CATALOG SALES

Catalog sales in the First Quarter of 1999 and 1998 increased 30.0% and 9.8%, respectively, as compared to the same period of the prior year. While overall circulation in the First Quarter of 1999 was relatively flat as compared to the same period of the prior year, there was increased circulation in markets with stores and decreased circulation in non-store markets. Management believes that this strategy builds brand recognition and supports new store openings.

The following table reflects catalog sales growth percentages by concept:

                                                  Thirteen Weeks Ended
                                               ----------------------------
                                               May 2, 1999      May 3, 1998
                                               -----------      -----------
Williams-Sonoma                                     3.3%             1.2%
Pottery Barn                                       59.6%            23.3%
Hold Everything                                     8.0%            10.6%
Gardeners Eden                                    -23.7%           -26.3%
Chambers                                           -9.5%            -4.9%
   Total catalog                                   30.0%             9.8%

In the First Quarter of 1999, Pottery Barn, which includes Pottery Barn Kids, accounted for 62.2% of total catalog sales as compared to 50.7% in the First Quarter of 1998. Pottery Barn Kids, which debuted in January of 1999, accounted for 18.8% of the total growth in Pottery Barn. The growth of Pottery Barn over the last several years and the initial success of Pottery Barn Kids reflect the Company's development of the assortment and the enhanced consumer brand recognition achieved through the Pottery Barn catalog and Design Studio stores. The number of Pottery Barn catalogs mailed in the First Quarter of 1999 as compared to the First Quarter of 1998 increased 11.1%, and increased 15.4% in the same period of the prior years. Additionally, the page count of the Pottery Barn catalogs increased in excess of 25% in each of these same periods.

For Williams-Sonoma, the Company's other primary concept, the number of catalogs mailed in the First Quarter of 1999 as compared to the First Quarter of 1998 decreased 13.1%, and increased 5.6% in the First Quarter of 1998 as compared to the First Quarter of 1997. In 1999, in order to continue to build and strengthen the Williams-Sonoma brand, the Company intends to redesign this catalog.

In May 1999 the Company sold its Gardeners Eden catalog to Brookstone, Inc. The Company decided to sell Gardeners Eden to allow greater focus on the other Williams-Sonoma, Inc. brands and the Internet. First-quarter results include the Gardeners Eden catalog.

Williams-Sonoma launched its first fully-integrated Internet application in June of 1999 with a Wedding and Gift Registry. The registry is tied to its retail registry system and allows couples to check and update their registries. Guests are also able to view the registry and to make purchases for registrants on the Internet.

COST OF GOODS SOLD AND OCCUPANCY EXPENSE

Cost of goods sold and occupancy expenses expressed as a percentage of net sales for the First Quarter of 1999 decreased 0.2 percentage points as compared to the same quarter of the prior year, to 61.8% from 62.0%. An improvement in the occupancy expense rate primarily as a result of increased sales volume was partially offset by an increase in the cost of goods sold. This increase in the cost of goods sold rate was principally due to increased out-bound freight expense to the retail stores.

Cost of goods sold and occupancy expenses expressed as a percentage of net sales in the First Quarter of 1998 decreased 0.3 percentage points to 62.0% from 62.3%. An improvement in the merchandise margin of 0.6 percentage points as a result of lower cost of merchandise was partially offset by an increased occupancy expense rate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses expressed as a percent of net sales remained unchanged in the First Quarter of 1999 as compared to the First Quarter of 1998 at 36.1%.

In the First Quarter of 1998, selling, general and administrative expenses expressed as a percentage of net sales increased 0.2 percentage points as compared to the same period of the prior year. The increase was primarily attributable to increased operating expenses associated with systems development, including work related to the Year 2000 issue.

INTEREST EXPENSE

Net interest expense for the First Quarter of 1999 decreased $252,000, to $37,000 from $289,000 for the First Quarter of 1998, primarily as a result of the conversion of the Company's $40,000,000 Convertible Notes. Partially offsetting this was a decrease in the Company's short-term investment income. Net interest expense in the First Quarter of 1998 as compared to the First Quarter of 1997 decreased $485,000, from $774,000 to $289,000, principally as a result of increased short-term investment income.

INCOME TAXES

The Company's effective tax rate was 39.5% for the First Quarter of 1999 and 41.0% for the First Quarter of 1998. The reduction in the tax rate reflects the Company's commitment to legal entity restructuring in order to minimize its state tax liability.

LIQUIDITY

For the First Quarter of 1999, net cash used in operating activities was $32,042,000, primarily for the purchase of merchandise inventories. The growth in the level of merchandise inventories reflects the Company's investment in additional inventory to support new stores, the new Pottery Barn Kids catalog, Internet initiatives and strong sales in both Pottery Barn retail and catalog businesses. The Company expects inventory levels to continue to increase in the next two quarters.

Cash used in investing activities was $28,526,000 in the First Quarter of 1999, which includes approximately $10,207,000 for new stores, $2,631,000 for the Internet and $9,873,000 for equipment in a new leased distribution facility in Olive Branch, Mississippi. The facility is scheduled to open in the second quarter of 1999, at a total estimated cost of $21,000,000, primarily for warehouse and computer equipment. For the 1999 fiscal year, the Company is planning approximately $116,000,000 of gross capital expenditures.

For the First Quarter of 1999, cash used in financing activities was $4,264,000, which was composed primarily of cash used to repurchase shares of common stock. For the First Quarter of 1998, cash provided by financing activities was $5,031,000, comprised primarily of proceeds from the exercise of stock options.

The Company's amended and restated syndicated line of credit facility which expires on May 31, 2001, provides for $50,000,000 in cash advances, and contains certain restrictive loan covenants, including minimum tangible net worth, a minimum out-of-debt period, fixed charge coverage requirements and a prohibition on payment of cash dividends. Additionally, the Company has a one-year $65,000,000 letter-of-credit agreement expiring on May 31, 2000 with its lead bank.

On May 2, 1999, the Company had $49,866,000 of outstanding letters of credit and no borrowings outstanding under the line of credit facility.

YEAR 2000 COMPLIANCE

As is the case with most other companies using computers in their operations, the Company is in the process of addressing the "Year 2000" problem. The Company has conducted a review of its information technology ("IT") and non-IT systems to identify those areas that could be affected by the Year 2000 issue, and has developed a comprehensive, risk-based plan. This plan addresses IT and non-IT systems and products, as well as dependencies on those with whom the Company does significant business.

In connection with the plan, the Company has completed an inventory and risk-assessment of its computer systems and related technology, and has completed the remediation process of its non-compliant programs. The Company is executing its comprehensive testing process which is expected to be completed by September 30, 1999. The Company can not guarantee that its compliant systems will not encounter difficulties when attempting to interface or interconnect with third party systems, whether or not those systems are claimed to be "compliant", and the Company can not guarantee that such failure to interface or interconnect will not have a materially adverse effect on the Company's operations.

With regards to outside vendors, the company believes the greatest Year 2000 exposure is with its service providers (customs broker, logistics providers, etc.). The Company believes the Year 2000 risk with its merchandise suppliers is low because no vendor accounts for more than 3% of purchases and many of the vendors are small artisan manufacturers with simple business systems. The Company has completed its compliance review of major vendors and will resolve any outstanding issues by the end of the third quarter 1999. Despite this approach, there can be no guarantee that the systems of other companies on which the Company is reliant will be converted timely, or that a failure by another company to convert would not have a materially adverse effect on the Company.

The Company is using both internal and external resources to complete this project. In total, the estimated remaining cost for the remediation and testing of computer applications and related products in fiscal 1999 is $.4 million. Approximately $2.2 million has been expensed to date.

The Company presently believes, with modification to existing software and converting to new software, the Year 2000 problem will not pose significant operational risk. While the Company can not accurately predict a "worst case scenario" with regard to its Year 2000 issues, the failure by the Company and or vendors to complete Year 2000 compliance work in a timely manner could have a materially adverse effect on the Company's operations. In order to minimize the potential adverse impact of such risks, the Company is in the process of updating its contingency procedures consistent with its disaster recovery plan. These procedures include: completion of business impact analysis for major systems, developing work-around procedures, defining emergency roles and responsibilities and implementing hotlines to handle problem escalation and resolution procedures.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk: The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose .78 percentage points (a 10% change from the bank's reference rate as of May 2, 1999), the Company's results from operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial investments in its investment portfolio.

Foreign Currency Risks: The Company enters into a significant amount of purchase obligations outside of the U.S. which are settled in U.S. Dollars, and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the Company's ability to continue to improve planning and control processes and other infrastructure issues, the potential for construction and other delays in store openings, the potential for changes in consumer spending patterns, consumer preferences and overall economic conditions, the Company's dependence on foreign suppliers, and increasing competition in the specialty retail business. Other factors that could cause actual results to differ materially from those set forth in such forward-looking statements include the risks and uncertainties detailed in the Company's most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission.

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

(a) Exhibits

EXHIBIT
NUMBER       EXHIBIT DESCRIPTION
-------      -------------------
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

                                          WILLIAMS-SONOMA, INC.

                                          By: /s/ Dennis A. Chantland
                                             -----------------------------------
                                              Dennis A. Chantland
                                              Executive Vice President
                                              Chief Administrative Officer
                                              Secretary

Dated: June 15, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       EXHIBIT DESCRIPTION
-------      -------------------
11           Statement re computation of per share earnings

27           Financial Data Schedule