Form 10-Q
period 1999-08-01
WILLIAMS SONOMA INC
filed 1999-09-13
CIK 719955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 1, 1999.

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

        Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

        As of September 8, 1999, 56,011,388 shares of the Registrant's Common Stock were outstanding.

                              WILLIAMS-SONOMA, INC.
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 1, 1999

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                  PAGE
                                                                                  ----
Item 1.    Financial Statements                                                    (2)

                Condensed Consolidated Balance Sheets
                       August 1, 1999, January 31, 1999, and August 2, 1998

                Condensed Consolidated Statements of Operations
                       Thirteen weeks ended August 1, 1999
                       and August 2, 1998

                       Twenty-six weeks ended August 1, 1999
                       and August 2, 1998

                Condensed Consolidated Statements of Cash Flows
                       Twenty-six weeks ended August 1, 1999
                       and August 2, 1998

                Notes to Condensed Consolidated Financial Statements

Item  2.   Management's Discussion and Analysis of Results of Operations
                and Financial Condition                                            (7)

Item  3.   Quantitative and Qualitative Disclosure about
                Market Risk                                                       (10)

                       PART II. OTHER INFORMATION

Item  1.   Legal Proceedings                                                      (12)

Item  4.   Submission of Matters to a Vote of Security Holders                    (12)

Item  6.   Exhibits and Reports on Form 8-K                                       (13)

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)

                                                             August 1,      January 31,      August 2,
                                                               1999            1999            1998
                                                             ---------      -----------      ---------
ASSETS
Current assets:
     Cash and cash equivalents                               $  6,219        $107,308        $ 37,896
     Accounts receivable (net)                                 25,321          20,082          18,408
     Merchandise inventories                                  234,358         173,160         152,247
     Prepaid expenses and other assets                         10,989           8,985           9,333
     Prepaid catalog expenses                                  12,859          13,154          12,485
     Deferred income taxes                                      4,077           4,077           3,680
                                                             --------        --------        --------
          Total current assets                                293,823         326,766         234,049

Property and equipment (net)                                  276,734         243,119         213,742
Investments and other assets (net)                              7,636           6,360           5,823
                                                             --------        --------        --------
          Total assets                                       $578,193        $576,245        $453,614
                                                             ========        ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $ 72,417        $ 70,964        $ 44,697
     Accrued expenses                                          22,134          24,003          24,028
     Line of credit                                             8,000              --              --
     Customer deposits                                         27,603          26,659          19,171
     Income taxes payable                                       1,075          19,529             153
     Current portion of long-term debt                          6,368           6,368             125
     Other liabilities                                          6,426           6,377           5,516
                                                             --------        --------        --------

          Total current liabilities                           144,023         153,900          93,690

Deferred lease credits                                         76,811          72,327          62,641
Deferred tax liability                                          3,339           3,339           2,439
Long-term debt and other liabilities                           45,315          44,649          50,587
Commitments and contingencies                                      --              --              --
Shareholders' equity
     Common stock                                             106,191         109,708         100,841
     Retained earnings                                        202,514         192,322         143,416
                                                             --------        --------        --------

           Total shareholders' equity                         308,705         302,030         244,257

           Total liabilities and shareholders' equity        $578,193        $576,245        $453,614
                                                             ========        ========        ========


            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                      Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                    -------------------------       -------------------------
                                                    August 1,       August 2,       August 1,       August 2,
                                                      1999            1998            1999            1998
                                                    ---------       ---------       ---------       ---------
Net sales                                           $264,000        $215,262        $522,676        $421,472
Costs and expenses:
  Cost of goods sold and occupancy                   166,078         135,248         325,972         263,171
  Selling, general and administrative                 89,848          73,336         183,183         147,695
                                                    --------        --------        --------        --------
     Total costs and expenses                        255,926         208,584         509,155         410,866
                                                    --------        --------        --------        --------

       Earnings from operations                        8,074           6,678          13,521          10,606

Gain on sale of assets                                 4,000              --           4,000              --
Interest expense (net)                                   638             163             675             452
                                                    --------        --------        --------        --------
       Earnings before income taxes                   11,436           6,515          16,846          10,154

Income taxes                                           4,518           2,671           6,654           4,163
                                                    --------        --------        --------        --------

        Net earnings                                $  6,918        $  3,844        $ 10,192        $  5,991
                                                    ========        ========        ========        ========

 Earnings per share:
        Basic                                       $   0.12        $   0.07        $   0.18        $   0.11
        Diluted                                     $   0.12        $   0.07        $   0.17        $   0.11

Average number of common shares outstanding:
        Basic                                         55,671          55,484          55,725          53,587
        Diluted                                       58,294          57,852          58,402          55,947



            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                           Twenty-Six Weeks Ended
                                                                         ---------------------------
                                                                         August 1,         August 2,
                                                                           1999              1998
                                                                         ---------         ---------
Cash flows from operating activities:
     Net earnings                                                        $  10,192         $   5,991
     Adjustments to reconcile net earnings
     to net cash used in operating activities:
         Depreciation and amortization                                      19,448            15,571
         Net gain on sale/disposal of assets                                (2,850)               --
         Amortization of deferred lease incentives                          (3,953)           (2,959)
         Other                                                                 112               151
         Change in:
             Accounts receivable                                            (5,238)           (3,170)
             Merchandise inventories                                       (63,870)          (19,796)
             Prepaid catalog expenses                                       (1,334)            1,111
             Prepaid expenses and other assets                              (2,005)           (1,342)
             Accounts payable                                                1,453           (13,799)
             Accrued expenses and other liabilities                         (1,810)          (10,092)
             Deferred lease incentives                                       8,437             9,442
             Income taxes payable                                          (18,454)          (17,063)
                                                                         ---------         ---------
                 Net cash used in operating activities                     (59,872)          (35,955)
                                                                         ---------         ---------

Cash flows from investing activities:
     Purchases of property and equipment                                   (54,273)          (31,233)
     Proceeds from landlord for store closure                                   --             2,117
     Net proceeds from the sale of Gardeners Eden                            9,101                --
     Other                                                                    (102)               --
                                                                         ---------         ---------
                 Net cash used in investing activities                     (45,274)          (29,116)
                                                                         ---------         ---------

Cash flows from financing activities:
     Borrowings under line of credit                                        11,750                --
     Repayments under line of credit                                        (3,750)               --
     Repayment of long-term obligations                                       (427)             (311)
     Proceeds from exercise of stock options                                 1,222             6,064
     Repurchase of common stock                                             (4,738)               --
                                                                         ---------         ---------
                 Net cash provided by financing activities                   4,057             5,753
                                                                         ---------         ---------

                 Net decrease in cash and cash equivalents                (101,089)          (59,318)


                 Cash and cash equivalents at beginning of period          107,308            97,214
                                                                         ---------         ---------

                 Cash and cash equivalents at end of period              $   6,219         $  37,896
                                                                         =========         =========

Non-cash financing activity:
      Conversion of convertible notes to equity                                            $  39,004

                  See Notes to Condensed Financial Statements

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      Thirteen and Twenty-six Weeks Ended August 1, 1999 and August 2, 1998
                                   (Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of August 1, 1999 and August 2, 1998, the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended August 1, 1999 and August 2, 1998 and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 1, 1999 and August 2, 1998 have been prepared by Williams-Sonoma, Inc., (the Company) without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 31, 1999, presented herein, has been derived from the audited balance sheet of the Company included in the Company's Form 10-K for the fiscal year ended January 31, 1999.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1999.

Certain reclassifications have been made to the prior period financial statements to conform to classifications used in the current period.

The results of operations for the thirteen and twenty-six weeks ended August 1, 1999 are not necessarily indicative of the operating results of the full year.

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

On August 1, 1999, the Company had $8,000,000 of borrowings outstanding under the line of credit facility and $49,878,000 of outstanding letters of credit.

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

In May 1999 the Company sold its Gardners Eden catalog business to Brookstone, Inc. As result of this sale, the Company recorded a $4 million pre-tax gain, which is reflected in catalog earnings before income taxes in the segment information below.

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

SEGMENT INFORMATION --
Dollars in thousands

                                             Retail         Catalog       Unallocated         Total
                                            --------        --------      -----------        --------
Second Quarter 1999
        Revenues                            $172,500        $ 91,500      $       --         $264,000
        Earnings before income taxes          10,853          18,517         (17,934)          11,436

Second Quarter 1998
        Revenues                            $141,658        $ 73,604      $       --         $215,262
        Earnings before income taxes           9,917           9,239         (12,641)           6,515


Dollars in thousands

                                             Retail         Catalog       Unallocated         Total
                                            --------        --------      -----------        --------
Second Quarter 1999 - YTD
        Revenues                            $330,851        $191,825      $       --         $522,676
        Earnings before income taxes          20,988          30,200         (34,342)          16,846

        Segment Assets                       386,476         136,627          55,090          578,193

Second Quarter 1998 - YTD
        Revenues                            $270,675        $150,797      $       --         $421,472
        Earnings before income taxes          19,064          16,048         (24,958)          10,154

        Segment Assets                       294,207          76,789          82,618          453,614

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NET SALES

Net sales consists of the following components (dollars in thousands):



                              Thirteen Weeks Ended                        Twenty-Six Weeks Ended
                     ---------------------------------------     ---------------------------------------
                      August 1, 1999         August 2, 1998        August 1, 1999       August 2, 1998
                     -----------------     -----------------     -----------------     -----------------
Retail Sales         $172,500     65.3%    $141,658     65.8%    $330,851     63.3%    $270,675     64.2%
Catalog Sales          91,500     34.7%      73,604     34.2%     191,825     36.7%     150,797     35.8%
                     --------    -----     --------    -----     --------    -----     --------    -----
  Total Net Sales    $264,000    100.0%    $215,262    100.0%    $522,676    100.0%    $421,472    100.0%

Net sales for Williams-Sonoma, Inc. and subsidiaries (the Company) for the 13 weeks ended August 1, 1999 (Second Quarter of 1999) were $264,000,000 -- an increase of $48,738,000 or 22.6% over net sales for the 13 weeks ended August 2, 1998 (Second Quarter of 1998). Net sales for the 26-week period ended August 1, 1999 (Year-to-Date 1999) were $522,676,000, an increase of $101,204,000 or
24.0%, from the 26-week period ended August 2, 1998 (Year-to-Date 1998).

RETAIL SALES

                                                    Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                               -------------------------------   --------------------------------
(Dollars in thousands)                         August 1, 1999   August 2, 1998   August 1, 1999    August 2, 1998
                                               --------------   --------------   --------------    --------------
Total retail sales                               $  172,500       $  141,658       $  330,851       $  270,675
Retail growth percentage                               21.8%            21.8%            22.2%            21.6%
Comparable store sales growth                           6.8%             5.8%             6.9%             5.4%
Number of stores - beginning of period                  305              276              298              276
Number of new stores                                     12               17               20               25
Number of closed stores                                   3                8                4               16
Number of stores - end of period                        314              285              314              285
Store selling area at quarter-end (sq. ft.)       1,294,858        1,098,734        1,294,858        1,098,734
Store leased area at quarter-end (sq. ft.)        2,008,683        1,688,314        2,008,683        1,688,314


Retail sales for the Second Quarter of 1999 increased 21.8% over retail sales for the Second Quarter of 1998 primarily due to a net increase of 29 stores. During the Second Quarter of 1999, the Company opened 12 stores (5 Pottery Barn and 7 Williams-Sonoma stores) and closed 3 stores (1 Pottery Barn, 1 Williams-Sonoma and 1 Hold Everything store). Pottery Barn accounted for 58.1% of the growth in retail sales during this period and 61.9% for Year-to-Date 1999. Total retail sales for Year-to-Date 1998 grew 21.6% over the same period of the prior year, primarily due to new store openings.

Comparable stores are defined as those whose gross square feet did not change by more than 20% in the previous twelve months and which have been open for at least twelve months. Comparable store sales are compared monthly for purposes of this analysis. In any given period, the set of stores comprising comparable stores may be different than the comparable stores in the previous period, depending on store opening and closing activity. Comparable store sales grew 6.8% in the Second Quarter of 1999 as compared to the same period of the prior year, and 6.9% for Year-to-Date 1999. For these periods, comparable store sales growth was strong in both Williams-Sonoma and Pottery Barn.

The prototypical 1999 large-format stores range from 4,500 - 10,200 selling square feet (9,000 - 13,300 leased square feet) for Pottery Barn stores and 2,800 - 3,700 selling square feet (4,000 - 7,800 leased square feet) for Williams-Sonoma stores, and enable the Company to display merchandise more effectively. At the end of the Second Quarter of 1999, 194 stores (110 Williams-Sonoma and 84 Pottery Barn) were in the large format, comprising 76.1% of the Company's total selling square footage. Large-format stores accounted for 74.1% of total retail sales in the Second Quarter of 1999 and 65.4% in the Second Quarter of 1998. During fiscal year 1999, the Company plans to increase leased square footage by approximately 21%.

CATALOG SALES

Catalog sales increased 24.3% in the Second Quarter of 1999, primarily due to the strength of Pottery Barn. The number of catalogs mailed in this period as compared to the same period of the prior year increased 18.5% in total, and 40.1% for Pottery Barn. Year-to-date 1999 catalog sales increased 27.2% over the same period of the prior year, and circulation increased 11.4%.

The following table reflects catalog sales growth (decline) percentages by concept:

                          Percentage Growth (Decline)

                                   Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                               ------------------------------       ---------------------------------
                               August 1, 1999  August 2, 1998       August 1, 1999     August 2, 1998
                               --------------  --------------       --------------     --------------
Williams-Sonoma                     21.0%          (15.1)%               11.0%              (6.6)%
Pottery Barn                        54.7%           33.8%                57.1%              28.4%
Hold Everything                     (2.1)%           0.3%                 3.2%               5.5%
Gardeners Eden                     (99.6)%          (7.1)%              (70.2)%            (15.6)%
Chambers                             3.1%           (2.8)%               (4.2)%             (4.0)%
   Total catalog                    24.3%           11.2%                27.2%              10.5%

In the Second Quarter of 1999, Pottery Barn, which includes Pottery Barn Kids, accounted for 67.5% of total catalog sales as compared to 54.2% in the Second Quarter of 1998. Pottery Barn Kids, which debuted in January 1999, accounted for 33.8% of the total growth in Pottery Barn. The growth of Pottery Barn over the last several years and the initial success of Pottery Barn Kids reflect the Company's development of the assortment and the enhanced consumer brand recognition achieved through the Pottery Barn catalogs and Design Studio stores. In the Second Quarter of 1999, the Company introduced a new format for the Williams-Sonoma catalog, and has been pleased with the initial response.

In May 1999, the Company sold the assets of its Gardeners Eden catalog to Brookstone, Inc., and recognized a $4,000,000 pre-tax gain ($2,420,000 after-tax) as a result of this sale. The Company decided to sell Gardeners Eden to allow greater focus on existing Williams-Sonoma, Inc. brands and the Internet. Also in the Second Quarter of 1999, the Company launched its Williams-Sonoma Internet Wedding and Gift Registry application. The Company intends to add a Williams-Sonoma general e-commerce site in the fourth quarter.

COST OF GOODS SOLD AND OCCUPANCY

Cost of goods sold and occupancy expenses expressed as a percent of net sales in the Second Quarter of 1999 increased 0.1 percentage points to 62.9% from 62.8% in the same period of the prior year. Merchandise margin improved 0.1 percentage points, principally due to a lower cost of merchandise. Occupancy expenses expressed as a percent of net sales increased slightly in the Second Quarter of 1999 as compared to the same period of the prior year, principally due to higher depreciation expense for catalog systems, including the Internet.

For the Year-to-Date 1999 and the same period of 1998, cost of goods sold and occupancy expenses as a percent of net sales remained constant at 62.4%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses expressed as a percent of net sales decreased 0.1 percentage points to 34.0% in the Second Quarter of 1999 from 34.1% in the Second Quarter of 1998. Second Quarter 1999 selling, general and administrative expenses include charges for employment costs related to recent additions to the senior management team and costs associated with the relocation of the Company's distribution center. These costs were primarily offset by an improved advertising expense rate in the catalog division as a result of increased sales volume.

Selling, general and administrative expenses expressed as a percentage of net sales improved 0.1 percentage points for Year-to-Date 1999, to 35.0%. The improvement is due primarily to an improved advertising expense rate partially offset by higher employment costs.

INTEREST EXPENSE

Net interest expense for the Second Quarter of 1999 was $638,000, an increase of $475,000 from the same period of the prior year. The increase was primarily due to a decrease in short-term investment income. Net interest expense for Year-to-Date 1999 increased to $675,000, from $452,000 for Year-to-date 1998. This is principally attributable to a decrease in short-term investment income, offset by interest savings as a result of the 1998 conversion of the Company's Convertible Notes to common stock.

INCOME TAXES

The Company's effective tax rate was 39.5% for the Second Quarter and Year-to-Date of 1999 and 41.0% for the Second Quarter and Year-to-Date of 1998. The reduction in the tax rate reflects decreases in state tax liability resulting from revisions in the corporate structure which are being undertaken in order to conform more closely to the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

For Year-to-Date 1999, cash used in operating activities was $59,872,000, representing an increase of $23,917,000 from the $35,955,000 of cash used in operating activities for the same period of 1998. This was principally attributable to increases in merchandise inventories, offset by improved cash flow from changes in accounts payable and other accrued expenses as compared to the prior year. The growth in the level of merchandise inventories reflects the Company's investment in additional inventory to support new stores, Internet initiatives, and strong sales in both Pottery Barn retail and catalog businesses. The Company expects inventory levels to increase in the third quarter in preparation for the holiday season.

Net cash used in investing activities was $45,274,000 for the Year-to-Date 1999. Purchases of property and equipment were $54,273,000, which includes approximately $27,000,000 for stores, $14,500,000 for warehouse and computer equipment in a new, leased distribution facility and $8,100,000 for systems development. Net proceeds from the sale of the assets of the Gardeners Eden catalog were $9,101,000. The Company is planning approximately $130,000,000 to $135,000,000 of gross capital expenditures for fiscal 1999.

For Year-to-Date 1999, cash provided by financing activities was $4,057,000, comprised primarily of proceeds from borrowings under the Company's line of credit facility, partially offset by cash used to repurchase shares of common stock. For Year-to-Date 1998, cash provided by financing activities was $5,753,000, principally as a result of the exercise of stock options.

The Company's amended and restated syndicated line of credit facility, which expires on May 31, 2001, provides for $50,000,000 in cash advances, and contains certain restrictive loan covenants, including minimum tangible net worth, a minimum out-of-debt period, fixed charge coverage requirements and a prohibition on payment of cash dividends. Additionally, the Company has a one-year $65,000,000 letter-of-credit agreement expiring on May 31, 2000 with its primary bank. In the third quarter of 1999, the

Company expects to negotiate a short-term increase in the line of credit facility in order to meet seasonal working capital needs.

On August 1, 1999, the Company had $8,000,000 of borrowings outstanding under the line of credit facility and $49,878,000 of outstanding letters of credit.

IMPACT OF INFLATION

The impact of inflation on results of operations has not been significant.

YEAR 2000 COMPLIANCE

As is the case with most other companies using computers in their operations, the Company is addressing the "Year 2000" problem. The Company has conducted a review of its information technology ("IT") and non-IT systems to identify those areas that could be affected by the Year 2000 issue, and has developed a comprehensive, risk-based plan. This plan addresses both IT and non-IT systems and products, as well as dependencies on those with whom the Company does significant business.

In connection with the plan, the Company completed an inventory and risk-assessment of its computer systems and related technology. The Company expects to complete comprehensive testing of its critical business processes and any necessary remediation by the end of the third quarter of 1999. The Company can not guarantee that its compliant systems will not encounter difficulties when attempting to interface or interconnect with third party systems, whether or not those systems are claimed to be "compliant", and the Company can not guarantee that such failure to interface or interconnect will not have a materially adverse effect on the Company's operations.

With regard to outside vendors, the Company believes the greatest Year 2000 exposure is with its service providers (customs broker, logistics providers, etc.). The Company believes the Year 2000 risk with its merchandise suppliers is low because no vendor accounts for more than 3% of purchases and many of the vendors are small artisan manufacturers with simple business systems. The Company has completed its compliance review of major vendors and will resolve any outstanding issues by the end of the third quarter of 1999. Despite this approach, there can be no guarantee that the systems of other companies on which the Company is reliant will be converted timely, or that a failure by another company to convert would not have a materially adverse effect on the Company.

The Company is using both internal and external resources to complete this project. In total, the estimated remaining cost for the remediation and testing of computer applications and related products in fiscal 1999 is $315,000. Approximately $2.3 million has been expensed to date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk: The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 0.8 percentage points (a 10% change from the bank's reference rate as of August 1, 1999), the Company's results from operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial investments in its investment portfolio.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Company's Annual Meeting of Shareholders was held on May 26, 1999.

(b) At the Company's 1999 Annual Meeting of Shareholders, the shareholders took the following actions:

        (I) The shareholders re-elected each of the following persons by the vote indicated to serve as a director of the Company until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified:

                          Name            For             Withheld
                          ----            ---             --------
                Charles E. Williams       47,928,147      1,118,092
                W. Howard Lester          48,021,156      1,025,083
                James A. McMahan          48,015,011      1,031,228
                Nathan Bessin             47,988,911      1,057,328
                Patrick J. Connolly       48,029,894      1,016,345
                Gary G. Friedman          48,028,960      1,017,279
                James M. Berry            47,991,549      1,054,690
                John E. Martin            40,813,725      8,232,514
                Adrian D.P. Bellamy       40,582,005      8,464,234
                Janet L. Emerson          48,028,260      1,017,979


        (II) The shareholders approved, by the vote indicated, the amendment to the Company's restated Articles of Incorporation:

                For            Against              Withheld
                ---            -------              --------
                41,511,330     1,928,118            52,904

        (III) The shareholders ratified by the vote indicated the selection of Deloitte & Touche LLP as the independent accountants for the Company's fiscal year ending January 30, 2000:

                For            Against              Withheld
                ---            -------              --------
                49,008,444     17,157               20,638

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
-------                             -------------------
10.1    Fourth Amendment to Letter of Credit Agreement between the Company and
        Bank of America National Trust and Savings Association, dated May 26,
        1999.

10.2    Third Amendment to Syndicated Credit Agreement between the Company and
        Bank of America National Trust and Savings Association, dated November
        13, 1999.

10.3    Guarantee by Williams-Sonoma Stores, LLC in favor of Bank of America
        National Trust and Savings Association, dated November 13, 1998.

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


                                        WILLIAMS-SONOMA, INC.

                                        By: /s/ John W. Tate
                                           -------------------------------------
                                           John W. Tate
                                           Senior Vice President
                                           Chief Financial Officer


Dated: September 10, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
-------                             -------------------
10.1    Fourth Amendment to Letter of Credit Agreement between the Company and
        Bank of America National Trust and Savings Association, dated May 26,
        1999.

10.2    Third Amendment to Syndicated Credit Agreement between the Company and
        Bank of America National Trust and Savings Association, dated November
        13, 1999.

10.3    Guarantee by Williams-Sonoma Stores, LLC in favor of Bank of America
        National Trust and Savings Association, dated November 13, 1998.

11      Statement re computation of per share earnings.

27      Financial Data Schedule.