Form 10-Q
period 1999-10-31
WILLIAMS SONOMA INC
filed 1999-12-13
CIK 719955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1999.

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

        Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

        As of December 6, 1999, 56,413,988 shares of the Registrant's Common Stock were outstanding.

                              WILLIAMS-SONOMA, INC.
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1999

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                               PAGE
                                                                                               ----
Item   1.    Financial Statements
                       Condensed Consolidated Balance Sheets                                   (3)
                          October 31, 1999, January 31, 1999, and November 1, 1998

                       Condensed Consolidated Statements of Operations
                          Thirteen weeks ended October 31, 1999 and November 1, 1998
                          Thirty-nine weeks ended October 31, 1999 and November 1, 1998

                       Condensed Consolidated Statements of Cash Flows
                           Thirty-nine weeks ended October 31, 1999 and November 1, 1998

                       Notes to Condensed Consolidated Financial Statements

Item   2.    Management's Discussion and Analysis of Results of Operations                     (8)
             and Financial Condition

Item   3.    Quantitative and Qualitative Disclosure                                           (11)
               about Market Risk

                                PART II. OTHER INFORMATION

Item   1.    Legal Proceedings                                                                  (13)

Item   6.    Exhibits and Reports on Form 8-K                                                   (14)

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)

                                                           October 31,     January 31,     November 1,
                                                              1999            1999            1998
                                                           -----------     -----------     -----------
ASSETS
Current assets:
     Cash and cash equivalents                              $  4,791        $107,308        $  4,039
     Accounts receivable (net)                                29,980          20,082          27,496
     Merchandise inventories                                 301,665         173,160         220,267
     Prepaid expenses and other assets                        10,968           8,985           9,252
     Prepaid catalog expenses                                 27,068          13,154          25,253
     Deferred income taxes                                     4,077           4,077           3,680
                                                            --------        --------        --------
          Total current assets                               378,549         326,766         289,987

Property and equipment (net)                                 302,718         243,119         233,310
Investments and other assets (net)                             9,576           6,360           5,792
                                                            --------        --------        --------
          Total assets                                      $690,843        $576,245        $529,089
                                                            ========        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $106,115        $ 70,964        $ 85,204
     Accrued expenses                                         21,750          24,003          20,127
     Line of credit                                           61,980              --          19,950
     Customer deposits                                        30,515          26,659          20,592
     Income taxes payable                                      6,481          19,529              --
     Current portion of long-term obligations                  5,966           6,368             125
     Other liabilities                                         7,691           6,377           8,330
                                                            --------        --------        --------
          Total current liabilities                          240,498         153,900         154,328

Deferred lease credits                                        85,610          72,327          72,512
Deferred tax liability                                         3,339           3,339           2,439
Long-term debt and other liabilities                          40,206          44,649          50,384
Commitments and contingencies                                     --              --              --
Shareholders' equity                                         321,190         302,030         249,426
                                                            --------        --------        --------
          Total liabilities and shareholders' equity        $690,843        $576,245        $529,089
                                                            ========        ========        ========



            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                       Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                   -----------------------------      ----------------------------
                                                   October 31,       November 1,      October 31,      November 1,
                                                       1999              1998             1999             1998
                                                   -----------       -----------      -----------      -----------
Net sales                                           $ 324,148         $ 241,298        $ 846,823        $ 662,770

Costs and expenses:
  Cost of goods sold and occupancy                    192,748           146,494          518,720          409,665
  Selling, general and administrative                 114,880            85,648          298,062          233,343
                                                    ---------         ---------        ---------        ---------
     Total costs and expenses                         307,628           232,142          816,782          643,008
                                                    ---------         ---------        ---------        ---------

       Earnings from operations                        16,520             9,156           30,041           19,762

Gain/(loss) on sale of assets                             (23)               --            3,977               --
Interest expense (net)                                  1,226               686            1,901            1,138
                                                    ---------         ---------        ---------        ---------

       Earnings before income taxes                    15,271             8,470           32,117           18,624

Income taxes                                            6,032             3,472           12,686            7,635
                                                    ---------         ---------        ---------        ---------

        Net earnings                                $   9,239         $   4,998        $  19,431        $  10,989
                                                    =========         =========        =========        =========

 Earnings per share:
        Basic                                       $    0.17         $    0.09        $    0.35        $    0.20
        Diluted                                     $    0.16         $    0.09        $    0.33        $    0.20
Shares used in calculation of earnings per share:
        Basic                                          55,827            55,613           55,761           53,988
        Diluted                                        58,908            57,838           58,502           56,326



            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                           Thirty-Nine Weeks Ended
                                                                        -----------------------------
                                                                        October 31,       November 1,
                                                                            1999              1998
                                                                        -----------       -----------
Cash flows from operating activities:
     Net earnings                                                        $  19,431         $  10,989
     Adjustments to reconcile net earnings
     to net cash used in operating activities:
         Depreciation and amortization                                      31,126            24,089
         Net gain on disposition of assets                                  (2,325)               --
         Amortization of deferred lease incentives                          (6,215)           (4,694)
         Other                                                                 165                --
         Change in:
             Accounts receivable                                            (9,898)          (12,258)
             Merchandise inventories                                      (131,177)          (87,816)
             Prepaid catalog expenses                                      (15,543)          (11,657)
             Prepaid expenses and other assets                              (1,983)           (1,261)
             Accounts payable                                               35,151            26,708
             Accrued expenses and other liabilities                          2,858            (9,747)
             Deferred lease incentives                                      19,498            21,049
             Income taxes payable                                          (13,048)          (17,216)
                                                                         ---------         ---------
                 Net cash used in operating activities                     (71,960)          (61,814)
                                                                         ---------         ---------

Cash flows from investing activities:
     Purchases of property and equipment                                   (95,009)          (59,202)
     Proceeds from sale of property and equipment                           11,192             2,117
     Purchase of investment                                                 (2,000)               --
     Other                                                                    (130)               --
                                                                         ---------         ---------
                 Net cash used in investing activities                     (85,947)          (57,085)
                                                                         ---------         ---------

Cash flows from financing activities:
     Borrowings under line of credit                                       132,850            36,200
     Repayments under line of credit                                       (70,870)          (16,250)
     Repayment of long-term obligations                                     (6,319)             (461)
     Proceeds from exercise of stock options                                 4,467             6,235
     Repurchase of common stock                                             (4,738)               --
                                                                         ---------         ---------
                 Net cash provided by financing activities                  55,390            25,724
                                                                         ---------         ---------

                 Net decrease in cash and cash equivalents                (102,517)          (93,175)

                 Cash and cash equivalents at beginning of period          107,308            97,214
                                                                         ---------         ---------

                 Cash and cash equivalents at end of period                  4,791             4,039
                                                                         =========         =========

Non-cash financing transaction:

Conversion of Convertible Notes to equity                                                  $  39,004



            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   Thirteen and Thirty-nine Weeks Ended October 31, 1999 and November 1, 1998
                                   (Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of October 31, 1999 and November 1, 1998, the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended October 31, 1999 and November 1, 1998 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 31, 1999 and November 1, 1998 have been prepared by Williams-Sonoma, Inc., (the Company) without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 31, 1999, presented herein, has been derived from the audited balance sheet of the Company included in the Company's Form 10-K for the fiscal year ended January 31, 1999.

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

The results of operations for the thirteen and thirty-nine weeks ended October 31, 1999 are not necessarily indicative of the operating results of the full year.

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

During the third quarter, the Company amended its letter-of-credit agreement to add a facility for up to $50,000,000 in cash advances in order to meet its seasonal working capital needs. This additional facility expired on December 1, 1999.

At October 31, 1999, the Company had $50,000,000 of borrowings outstanding under the line of credit facility, $48,316,000 in outstanding letters of credit, and $11,980,000 of outstanding cash advances under the letter of credit facility.

NOTE C. EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

NOTE D. SEGMENT REPORTING

Williams-Sonoma, Inc. has two reportable segments: retail and catalog. The retail segment sells products for the home through its three retail concepts:
Williams-Sonoma, Pottery Barn and Hold Everything. The catalog segment sells similar products through its four direct-mail catalogs: Williams-Sonoma, Pottery Barn (including Pottery Barn Kids), Hold Everything and Chambers, and the Internet.

In 1999 the Company sold its Gardners Eden catalog business to Brookstone, Inc. As a result of this sale, the Company recorded a $3,977,000 pre-tax gain, which is reflected in catalog earnings before income taxes in the segment information below.

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

SEGMENT INFORMATION -

Dollars in thousands

                                             Retail         Catalog       Unallocated         Total
                                            --------        --------      -----------        --------
Thirteen Weeks Ended October 31, 1999
        Revenues                            $189,732        $134,416        $     --         $324,148
        Earnings before income taxes          12,052          21,195         (17,976)          15,271

Thirteen Weeks Ended November 1, 1998
        Revenues                            $153,245        $ 88,053        $     --         $241,298
        Earnings before income taxes           7,057          14,851         (13,438)           8,470

Dollars in thousands

                                             Retail         Catalog       Unallocated         Total
                                            --------        --------      -----------        --------
Thirty-Nine Weeks Ended October 31, 1999
        Revenues                            $520,583        $326,240        $     --         $846,823
        Earnings before income taxes          33,040          51,395         (52,318)          32,117

        Segment Assets                       446,693         185,156          58,994          690,843

Thirty-Nine Weeks Ended November 1, 1998
        Revenues                            $423,919        $238,851        $     --         $662,770
        Earnings before income taxes          26,121          30,899         (38,396)          18,624

        Segment Assets                       376,329         100,856          51,904          529,089

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NET SALES

Net sales consists of the following components (dollars in thousands):

                                  Thirteen Weeks Ended                              Thirty-Nine Weeks Ended
                       October 31, 1999          November 1, 1998          October 31, 1999          November 1, 1998
                     -------------------       -------------------       -------------------       -------------------
Retail Sales         $189,732       58.5%      $153,245       63.5%      $520,583       61.5%      $423,919       64.0%
Catalog Sales         134,416       41.5%        88,053       36.5%       326,240       38.5%       238,851       36.0%
                     --------      -----       --------      -----       --------      -----       --------      -----
Total Net Sales      $324,148      100.0%      $241,298      100.0%      $846,823      100.0%      $662,770      100.0%

Net sales for Williams-Sonoma, Inc. and subsidiaries (the Company) for the 13 weeks ended October 31, 1999 (Third Quarter of 1999) were $324,148,000 -- an increase of $82,850,000 (34.3%) over net sales for the 13 weeks ended November 1, 1998 (Third Quarter of 1998). Net sales for the 39-week period ended October 31, 1999 (Year-to-Date 1999) were $846,823,000, an increase of $184,053,000, or
27.8%, from the 39-week period ended November 1, 1998 (Year-to-Date 1998).

RETAIL SALES

                                                       Thirteen Weeks Ended                Thirty-Nine Weeks Ended
(Dollars in thousands)                            October 31,        November 1,        October 31,        November 1,
                                                     1999               1998               1999               1998
                                                  -----------        -----------        -----------        -----------
Total retail sales                                $  189,732         $  153,245         $  520,583         $  423,919
Retail sales growth percentage                          23.8%              17.3%              22.8%              20.0%
Comparable store sales growth                            9.6%               2.4%               7.9%               4.3%
Number of stores - beginning of period                   314                285                298                276
Number of new stores                                      24                 27                 44                 52
Number of closed stores                                    2                  8                  6                 24
Number of stores - end of period                         336                304                336                304
Store selling area at quarter-end (sq. ft.)        1,420,903          1,219,940          1,420,903          1,219,940
Store leased area at quarter-end (sq. ft.)         2,197,588          1,872,709          2,197,588          1,872,709

Retail sales for the third quarter of 1999 increased 23.8% over retail sales for the third quarter of 1998 primarily due to a net increase of 32 stores. During the Third Quarter of 1999, the Company opened 24 stores (9 Pottery Barn, 13 Williams-Sonoma, 1 Hold Everything and 1 Outlet) and closed 2 stores (1 Pottery Barn and 1 Williams-Sonoma). Pottery Barn accounted for 65.3% of the growth in retail sales during this period and 63.2% of the growth in Year-to-Date retail sales. Total retail sales for Year-To-Date 1999 grew 22.8% over the same period of the prior year, primarily due to new store openings.

Comparable stores are defined as those whose gross square feet did not change by more than 20% in the previous twelve months and which have been open for at least twelve months. Comparable store sales are compared monthly for purposes of this analysis. In any given period, the set of stores comprising comparable stores may be different than the comparable stores in the previous period, depending on store opening and closing activity. Comparable store sales grew 9.6% in the Third Quarter of 1999, and 7.9% for Year-to-Date 1999, and were particularly strong in Pottery Barn.

The prototypical 1999 large-format stores range from 4,500 - 10,200 selling square feet for Pottery Barn stores and 2,800 - 3,700 selling square feet for Williams-Sonoma stores. Management believes that the large-format stores enable the Company to display merchandise more effectively. At the end of the Third

Quarter of 1999, 216 stores (123 Williams-Sonoma and 93 Pottery Barn) were in the large format, comprising 76.8% of the Company's total selling square footage. Large-format stores accounted for 76.1% of total retail sales in the Third Quarter of 1999 and 68.7% in the Third Quarter of 1998.

CATALOG SALES

                                                        Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                   October 31,        November 1,       October 31,        November 1,
                                                      1999              1998               1999               1998
                                                   -----------        -----------       -----------        -----------
Total catalog sales                                $  134,416         $   88,053        $  326,240         $  238,851
Percent growth in catalog sales                          52.7%              20.2%             36.6%              13.9%

Percent growth in gross                                  49.3%              16.8%             26.3%              16.8%
number of pages mailed
Percent growth in number of catalogs mailed              28.4%               3.5%             12.7%               4.5%

Catalog sales increased 52.7% in the Third Quarter of 1999 and 36.6% for Year-to-Date 1999, primarily due to the strength of Pottery Barn (which includes Pottery Barn Kids).

Pottery Barn catalog sales grew 85.3% in the Third Quarter of 1999 as compared to the same period of the prior year. Pottery Barn Kids, which debuted in January 1999, accounted for 40.2% of the total growth in Pottery Barn. The number of pages mailed and number of catalogs mailed for Pottery Barn (excluding Pottery Barn Kids), increased 55.3% and 26.0%, respectively, in the Third Quarter of 1999. The growth of Pottery Barn over the last several years and the initial success of Pottery Barn Kids reflect the Company's development of the assortment and the enhanced consumer brand recognition achieved through the Pottery Barn catalogs and Design Studio stores. Excluding Gardeners Eden, which was sold in May 1999, Pottery Barn accounted for 90.4% of the growth in Third Quarter 1999 catalog sales as compared to the prior year.

Sales for Williams-Sonoma (excluding Internet) increased 20.2% in the Third Quarter of 1999 as compared to the Third Quarter of 1998. The Company attributes this in part to the redesign of the Williams-Sonoma catalog, which was introduced in the Second Quarter.

In 1999, the Company recognized a $3,977,000 pre-tax gain ($2,406,000 after-tax) as a result of the sale of the assets of Gardeners Eden to Brookstone, Inc. The Company decided to sell Gardeners Eden to allow greater focus on existing Williams-Sonoma, Inc. brands and the Internet. In June 1999, the Company launched its Williams-Sonoma Internet Wedding and Gift Registry application, and on November 1, 1999, the Company launched its Williams-Sonoma e-commerce site. Management expects to add a Pottery Barn e-commerce site in the summer of 2000.

COST OF GOODS SOLD AND OCCUPANCY

Cost of goods sold and occupancy expenses expressed as a percent of net sales in the Third Quarter of 1999 decreased 1.2 percentage points to 59.5% from 60.7% in the same period of the prior year. Merchandise margin improved 0.8 percentage points, principally due to a lower cost of merchandise. The Company believes this is a direct result of its investment in product development, sourcing and quality control personnel over the last several years. Occupancy expenses expressed as a percentage of net sales improved 0.4 percentage points in the Third Quarter of 1999 as compared to the same period of the prior year, principally due to increased sales volume.

For the Year-to-Date 1999, cost of goods sold and occupancy expenses as a percent of net sales decreased 0.5 percentage points, from 61.8% for the same period of 1998 to 61.3%. This decrease was primarily due to improved merchandise margins as a result of lower cost of merchandise and an improved occupancy expense rate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses expressed as a percent of net sales decreased slightly in the Third Quarter of 1999, from 35.5% in 1998 to 35.4% in 1999. The Year-to-Date 1999 selling, general and administrative expense rates remained unchanged compared with the Year-to-Date 1998.

INTEREST EXPENSE

Net interest expense for the Third Quarter of 1999 increased $540,000 to $1,226,000 from $686,000 for the Third Quarter of 1998. This is primarily due to increased borrowing under the Company's line of credit and letter of credit facilities.

INCOME TAXES

The Company's effective tax rate was 39.5% for the Third Quarter and Year-to-Date of 1999 and 41.0% for the Third Quarter and Year-to-Date of 1998. The reduction in the tax rate reflects decreases in state taxes resulting from revisions in the corporate structure which are being undertaken in order to conform more closely to the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

For Year-to-Date 1999, cash used in operating activities was $71,960,000 representing an increase of $10,146,000 from the $61,814,000 of cash used in operating activities for the same period of 1998. This was principally attributable to an increase in merchandise inventories, partially offset by higher net earnings and improved cash flow from changes in accounts payable and accrued expenses as compared to the prior year. Management believes that the Company's merchandise levels are in line with planned sales for the fourth quarter.

Net cash used in investing activities was $85,947,000 for Year-to-Date 1999. Purchases of property and equipment were $95,009,000, which includes approximately $54,000,000 for stores, $17,600,000 for warehouse and computer equipment in a new, leased distribution facility and $19,500,000 for systems development. Net proceeds from the sale of the assets of the Gardeners Eden catalog were $9,101,000. Additionally, there were net proceeds from the sale of land of $2,091,000. The Company is planning approximately $130,000,000 - $135,000,000 of gross capital expenditures in 1999.

For Year-to-Date 1999, cash provided by financing activities was $55,390,000, comprised primarily of net borrowings under Company's line of credit facility. For Year-to-Date 1998, cash provided by financing activities was $25,724,000, principally as a result of net borrowings under the line of credit facility. The Company's amended and restated syndicated line of credit facility, which expires on May 31, 2001, provides for $50,000,000 in cash advances, and contains certain restrictive loan covenants, including minimum tangible net worth, a minimum out-of-debt period, fixed charge coverage requirements and a prohibition on payment of cash dividends. Additionally, the Company has a one-year $65,000,000 letter-of-credit agreement expiring on May 31, 2000 with its lead bank.

During the third quarter, the Company amended its letter-of-credit agreement to add a facility for up to $50,000,000 in cash advances in order to meet its seasonal working capital needs. This additional facility expired on December 1, 1999.

On October 31, 1999, the Company had $50,000,000 of borrowings outstanding under the line of credit facility, $48,316,000 in outstanding letters of credit, and $11,980,000 of outstanding cash advances under the letter of credit facility.

IMPACT OF INFLATION

The impact of inflation on results of operations has not been significant.

YEAR 2000 COMPLIANCE

As is the case with most other companies using computers in their operations, the Company is in the final stages of completing its program to address the "Year 2000" problem. The Company previously identified those areas that could be affected by the Year 2000 issue, and developed a comprehensive, risk-based plan. This plan addressed both IT and non-IT systems and products, as well as dependencies on those with whom the Company does significant business. The status of this plan is as follows:

Earlier in the year, the Company completed an inventory and risk-assessment of its computer systems and related technology. In the third quarter of 1999, the Company substantially completed testing and remediation of its critical business processes, and believes that all significant issues that were identified as a result of this process have been resolved. However, the Company can not guarantee that its systems will not encounter difficulties when attempting to interface with certain internal or third party systems, whether or not those systems are claimed to be "compliant", and the Company can not guarantee that such failure to interface or interconnect will not have a materially adverse effect on the Company's operations.

With regard to outside vendors, the Company believes the greatest Year 2000 exposure is with its service providers (customs broker, logistics providers, etc.). The Company believes the Year 2000 risk with its merchandise suppliers is low because no vendor accounts for more than 3% of purchases and many of the vendors are small artisan manufacturers with simple business systems. The Company has completed its compliance review of major vendors, and has resolved all significant outstanding issues to the best of its ability. Despite this approach, there can be no guarantee that the systems of other companies on which the Company is reliant will be converted timely, or that a failure by another company to convert would not have a materially adverse effect on the Company.

The Company is using both internal and external resources to complete this project. In total, the estimated fourth quarter cost for the remediation and testing of computer applications and related products is approximately $250,000. Approximately $2.5 million of external costs have been expensed to date.

The Company presently believes the Year 2000 problem will not pose significant operational risk. While the Company can not accurately predict a "worst case scenario" with regard to its Year 2000 issues, the failure by the Company and or vendors to complete Year 2000 compliance work in a timely manner could have a materially adverse effect on the Company's operations. The Company has assessed these risks and uncertainties, and has developed appropriate contingency plans and procedures in an attempt to minimize the effects of such a scenario.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk: The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 0.85 percentage points (a 10% change from the bank's reference rate as of October 31, 1999), the Company's results from operations and cash flows would not be materially affected. In addition, the

Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial investments in its investment portfolio.

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

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

        There are no material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     EXHIBIT
     NUMBER       EXHIBIT DESCRIPTION
     -------      -------------------
      10.1        Fifth Amendment to Letter of Credit Agreement between
                  the Company and Bank of America National Trust and
                  Savings Association, dated September 22, 1999

      10.2 Fourth Amendment to Syndicated Credit Agreement between the Company and Bank of America National Trust and
                  Savings Association, dated September 22, 1999.

      10.3 Sixth Amendment to Letter of Credit Agreement between the Company and Bank of America National Trust and
                  Savings Association, dated October 29, 1999

      11          Statement re computation of per share earnings.

      27          Financial Data Schedule.

(b) The Company filed the following reports on Form 8-K during the third quarter of fiscal 1999.

(1) A report dated September 22, 1999 disclosing the ratification of the proposed Restated Bylaws of the Company with respect to the indemnification of officers, directors, and employees, and an advance notice provision regarding director nominations and shareholder proposals.

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


                                        WILLIAMS-SONOMA, INC.

                                        By: /s/ John W. Tate
                                           -------------------------------------
                                           John W. Tate
                                           Senior Vice President
                                           Chief Financial Officer


Dated: December 13, 1999

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER       EXHIBIT DESCRIPTION
    -------      -------------------
     10.1        Fifth Amendment to Letter of Credit Agreement between the
                 Company and Bank of America National Trust and Savings
                 Association, dated September 22, 1999

     10.2        Fourth Amendment to Syndicated Credit Agreement between the
                 Company and Bank of America National Trust and Savings
                 Association, dated September 22, 1999.

     10.3 Sixth Amendment to Letter of Credit Agreement between the Company and Bank of America National Trust and
                 Savings Association, dated October 29, 1999

     11          Statement re computation of per share earnings.

     27          Financial Data Schedule.
