Form 10-K
period 2000-01-30
WILLIAMS SONOMA INC
filed 2000-05-01
CIK 719955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended January 30, 2000
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

        Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 31, 2000, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $1,345,162,000 using the closing sales price on this day of $31.00. It is assumed for purposes of this computation an affiliate includes all persons registered as Registrant insiders with the Securities and Exchange Commission, as well as the Registrant's Associate Stock Incentive Plan.

        As of March 31, 2000, 55,554,438 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the following documents have been incorporated herein by reference:

        1) Registrant's Annual Report to Shareholders for the Fiscal Year ended January 30, 2000 (the "1999 Annual Report") in Parts I and II hereof and attached hereto as Exhibit 13;

        2) Registrant's Proxy Statement for the 2000 Annual Meeting (the "Proxy Statement") in Part III hereof.

                              WILLIAMS-SONOMA, INC.
                             FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED JANUARY 30, 2000

                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
                                     PART I
Item 1.     Business                                                                   3

Item 2.     Properties                                                                 5

Item 3.     Legal Proceedings                                                          5

Item 4.     Submission of Matters to a Vote of Security Holders                        5

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder          6
            Matters

Item 6.     Selected Financial Data                                                    6

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      6

Item 7A.    Quantitative and Qualitative disclosure about market risk                  6

Item 8.     Financial Statements and Supplementary Data                                7

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                       7

                                         PART III

Item 10.    Directors and Executive Officers of the Registrant                         8

Item 11.    Executive Compensation                                                     8

Item 12.    Security Ownership of Certain Beneficial Owners and Management             8

Item 13.    Certain Relationships and Related Transactions                             8

                                         PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K            9

                                     PART I

ITEM 1. BUSINESS

Williams-Sonoma, Inc. and its subsidiaries (the Company) are specialty retailers of products for the home. The retail segment sells its products through its three retail concepts: Williams-Sonoma, Pottery Barn and Hold Everything. The direct-to-customer segment sells similar products through its five direct-mail catalogs, Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything and Chambers, and the Internet (Williams-Sonoma only). Based on net sales in fiscal 1999, retail accounted for 62.8% of the business and direct-to-customer accounted for 37.2%. The principal concepts in both retail and direct-to-customer are Williams-Sonoma and Pottery Barn, which sell cookware essentials and contemporary tableware and home furnishings, respectively. The Pottery Barn Kids catalog was introduced in January 1999. In June 1999, the Company launched its Williams-Sonoma Internet Wedding and Gift Registry web site and in November 1999 the Company launched its Williams-Sonoma e-commerce site.

The Company believes that it is one of the country's largest specialty retailers of products for the home, and that the Company's five merchandising concepts together can fulfill a customer's home-centered needs.

RETAIL STORES

The retail segment has three merchandising concepts: Williams-Sonoma, Pottery Barn and Hold Everything. Williams-Sonoma stores offer a wide selection of culinary and serving equipment, including cookware, cookbooks, cutlery, informal dinnerware, glassware and table linen. In addition, these stores carry a variety of quality foods, including a line of Williams-Sonoma food products, such as gourmet coffees and pasta sauces. Pottery Barn stores feature a large assortment of items in casual home furnishings, flatware and table accessories from around the world that are designed to be combined to create a dynamic look in the home. The Hold Everything concept was developed by the Company to offer innovative solutions to household storage needs by providing efficient organization solutions for every room in the house.

As of January 30, 2000 the Company operated 344 retail stores, located in 39 states and the District of Columbia. This represents 185 Williams-Sonoma, 117 Pottery Barn, 32 Hold Everything, and 10 outlet stores, of which 128 Williams-Sonoma and 100 Pottery Barn stores are large-format. The prototypical 1999 large-format stores range from 5,700 - 8,800 selling square feet for Pottery Barn stores, and 2,700-6,300 selling square feet for Williams-Sonoma stores and enable the Company to more clearly display merchandise. Large-format stores accounted for 76% of retail sales in fiscal 1999 versus 68% of retail sales in fiscal 1998. In fiscal 2000, the Company plans to increase leased square footage by approximately 22%. Planned store openings in fiscal 2000 include the introduction of six Pottery Barn Kids retail locations.

DIRECT-TO-CUSTOMER OPERATIONS

The Company's direct-to-customer business began in 1972 when it introduced its flagship catalog, "A Catalog for Cooks," which markets the Williams-Sonoma brand. Since then, it has expanded its direct-to-customer business to include the four other concepts - Pottery Barn, Pottery Barn Kids, Hold Everything, and Chambers. Of these five merchandising concepts, Pottery Barn has been the major source of sales growth in the direct-to-customer division for the last several years. Fiscal 1999 sales for Pottery Barn Kids, which debuted in January 1999, were more than double the Company's original sales plan. Management believes that the success of the Pottery Barn brand and its extension, Pottery Barn Kids, reflects the Company's continuing investment in product design and quality, and the consumer recognition achieved through the Pottery Barn catalogs and design studio stores. The Company expects to introduce a Pottery Barn Bed and Bath catalog in the second quarter of fiscal 2000.

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

In May 1999, the Company sold the Gardeners Eden catalog to Brookstone, Inc. to allow greater focus on existing company brands and the Internet. As a result of the sale, the Company recognized a $3,962,000 pre-tax gain ($2,437,000 after-tax).

In June 1999 the Company launched its Williams-Sonoma Internet Wedding and Gift Registry web site and in November 1999 the Company launched its Williams-Sonoma e-commerce site. Management expects to add a Pottery Barn e-commerce site in the summer of fiscal 2000.

The direct-to-customer business complements the retail business by building customer awareness of a brand and acting as an effective advertising vehicle. In addition, the Company believes that the mail order catalogs and the Internet act as a cost efficient means of testing market acceptance of new products.

SUPPLIERS

The Company purchases its merchandise from numerous foreign and domestic manufacturers and importers, none of which accounted for more than 3% of purchases during fiscal 1999. Approximately 49% of the Company's payments for merchandise were to foreign vendors, most of which are located in Europe and Asia.

MANAGEMENT INFORMATION SYSTEMS

In fiscal 1999, the Company spent approximately $25 million on information systems development, which includes the Internet. In fiscal 2000, the Company is planning to spend approximately $30 million on information systems which will include development of a Pottery Barn e-commerce site.


COMPETITION AND SEASONALITY

The specialty retail business is highly competitive. The Company's specialty retail stores, mail order catalogs and the Internet compete with other retail stores, including specialty stores and department stores, other mail order catalogs and other e-commerce web sites. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors and an increase in competition from established companies. The Company competes on the basis of the quality of its merchandise, service to its customers and its proprietary customer list.

The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and net income have been realized during the period from October through December, and levels of net sales and net income have generally been significantly lower during the period from January through September. The Company believes this is the general pattern associated with the direct-to-customer and retail industries. In anticipation of its peak season, the Company hires a substantial number of additional employees in its retail stores and direct-to-customer processing and distribution areas, and incurs significant fixed catalog production and mailing costs. (See Quarterly Financial Information on page 57 of the 1999 Annual Report which is incorporated herein by reference).

EMPLOYEES

At January 30, 2000, the Company employed approximately 18,000 persons, approximately 4,800 of whom were full-time employees. During the fiscal 1999 peak season the Company hired approximately 7,000 temporary employees in its stores and in its direct-to-customer processing and distribution areas.

ITEM 2. PROPERTIES

The Company's corporate offices are located in two facilities in San Francisco, California. The primary headquarters building is security for a mortgage agreement entered into with a bank in 1994. The second corporate office is held under a lease.

Two of the Company's distribution facilities are leased from two partnerships whose partners include directors, executive officers and/or significant shareholders of the Company. (See Note F of the Company's Consolidated Financial Statements).

In fiscal 1998, the Company leased a 750,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease covers 22.5 years with two optional five-year renewals. Rental payments for the primary term, which commenced in July 1999, are payable at an average annual rate of $3,100,000. In September 1999, the lease was amended to include a 261,000 square-foot expansion. Rent for the expansion commenced in January 2000 and is estimated at an average annual rate of $855,000.


In January 2000, the Company entered into an agreement to lease an additional 1,100,000 square-foot distribution facility in Olive Branch, Mississippi. The lease covers a 23-year term with two optional five-year renewals. Rent will commence upon completion of the facility, currently anticipated to be August 2000. Rental payments for the primary term are estimated to average $4,500,000 annually. These estimated rental payments are subject to adjustment upon completion of construction and finalization of costs.


The Company's net selling area, at January 30, 2000, totaled approximately 1,497,000 square feet of leased space for 344 stores compared to approximately 1,217,000 square feet for 298 stores at the end of the prior year. All of the existing stores are leased by the Company with original lease terms ranging from 3 to 23 years extending through 2022, except for one store lease with a 49-year term extending though 2040. Most store leases require the payment of minimum rentals against percentage rentals based on store sales. Certain leases contain renewal options for periods of up to 20 years. (See Note E of the Company's Consolidated Financial Statements).

In February 2000 the Company purchased a 204,000 square foot office building in San Francisco, California, for the purpose of consolidating certain headquarters staff and to provide for future growth. The purchase price of $80,000,000 was financed by amending the Company's existing letter of credit agreement to add a $75,000,000 revolving line of credit. (See Note C of the Company's Consolidated Financial Statements).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the 1999 fiscal year.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

The Company's common stock is currently traded on the New York Stock Exchange
(NYSE) under the ticker symbol "WSM". Information contained under the caption "Common Stock" on page 57 of the 1999 Annual Report is incorporated herein by reference. The closing sales price of the Company's stock in the New York Stock Exchange (NYSE) on March 31, 2000 was $31.00.

SHAREHOLDERS

The number of shareholders of record as of March 31, 2000 was approximately 564. This number excludes shareholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

The Company has never declared or paid a cash dividend on its common stock. In addition, the Company is prohibited from doing so by certain covenants in its bank credit agreement and is limited to a maximum dollar amount as determined in accordance with covenants in its 7.2% Senior Note agreement. (See Note C of the Company's Consolidated Financial Statements).

STOCK SPLITS

There were no stock splits during fiscal year 1999.

ITEM 6. SELECTED FINANCIAL DATA

Information contained under the caption "Five Year Selected Financial Data" on page 37 of the 1999 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained under the caption "Management's Discussion and Analysis" on pages 38 - 42 of the 1999 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information contained under the caption "Quantitative and Qualitative Disclosure About Market Risk" on page 41 of the 1999 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are incorporated by reference to pages 43 through 55 of the 1999 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K:

        Independent Auditors' Report

        Consolidated Balance Sheets as of January 30, 2000 and January 31, 1999

        Consolidated Statements of Earnings for the years ending January 30, 2000, January 31, 1999 and February 1, 1998

        Consolidated Statements of Shareholders' Equity for the years ending January 30, 2000, January 31, 1999 and February 1, 1998

        Consolidated Statements of Cash Flows for the years ending January 30, 2000, January 31, 1999 and February 1, 1998

        Notes to Consolidated Financial Statements

The unaudited quarterly information contained under the caption "Quarterly Financial Information" on page 56 of the 1999 Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained in the table under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference.

Information contained on page 1 of the Proxy Statement in the last paragraph under the caption "Voting Securities and Principal Shareholders" is incorporated herein by reference.

At each Annual Meeting, directors are elected to serve until the next annual meeting of shareholders or until the election and qualification of their successors. Subject to the amendment approval by the shareholders, the Company's Bylaws provide for not less than seven nor more than thirteen directors, the exact number following the May 31, 2000 Annual Meeting having been fixed by the Board of Directors at eleven.

Executive officers of the Company are elected by the Board of Directors at the annual organizational meeting held immediately following the Annual Meeting and serve at the pleasure of the Board. Information contained in the first table under the caption "Information Concerning Executive Officers" on page 8 of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to the aggregate cash compensation paid by the Company to each of its five most highly-compensated executive officers for the fiscal year ended January 30, 2000, is contained under the caption "Executive Compensation" on pages 9 through 12 of the Proxy Statement and is incorporated herein by reference (except the information contained in the Compensation Committee Report and the Performance Graph).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Information with respect to those persons known to the Company to be beneficial owners of more than 5% of its common stock, as of March 31, 2000, is contained under the caption "Voting Securities and Principal Shareholders" on pages 1 through 4 of the Proxy Statement and is incorporated herein by reference.

b) Information concerning the beneficial ownership of the Company's common stock by its directors, by each executive officer named in the "Summary Compensation Table" set forth on page 9 of the Proxy Statement, and by its directors and officers as a group, as of March 31, 2000, is contained in the tables under the captions "Voting Securities and Principal Shareholders" and "Election of Directors" on pages 1 through 10 of the Proxy Statement and is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Documents filed as part of the Form 10-K: See Item 8 for a list of Financial Statements incorporated herein by reference.

(a)(2) Financial Statement Schedules

       DESCRIPTION                                                                 PAGE
       -----------                                                                 ----
       Independent Auditors' Report on Financial Statement Schedule                 10

       Schedule II Valuation and Qualifying Accounts                                11

        Schedules other than those referred to above have been omitted because they are not required or are not applicable.

(b) Reports on Form 8-K: No Form 8-K filings were made during the last quarter of the fiscal year ended January 30, 2000.

(c)     Exhibits: See Exhibit Index on pages 14 through 19.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Williams-Sonoma, Inc.:

We have audited the consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries as of January 30, 2000 and January 31, 1999, and for each of the three fiscal years in the period ended January 30, 2000, and have issued our report thereon dated March 24, 2000; such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Williams-Sonoma, Inc. and subsidiaries listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
-----------------------------------

San Francisco, California
March 24, 2000

                                   SCHEDULE II

                      WILLIAMS-SONOMA, INC. & SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                      COLUMN A                   COLUMN B      COLUMN C       COLUMN D       COLUMN E
        -----------------------------------    ------------  ------------  --------------  ----------
                                                               ADDITIONS
                                                BALANCE AT    CHARGED TO                    BALANCE AT
                                                 BEGINNING     COSTS AND                      END OF
                     DESCRIPTION                 OF PERIOD     EXPENSES      DEDUCTIONS       PERIOD
        -----------------------------------    ------------  ------------  --------------  ----------
        Fiscal year ended February 1, 1998:
        Allowance for Doubtful Accounts         $  186,000     $  20,000            --     $  206,000

        Fiscal year ended January 31, 1999:
        Allowance for Doubtful Accounts         $  206,000     $  24,000            --     $  230,000

        Fiscal year ended January 30, 2000:
        Allowance for Doubtful Accounts         $  230,000     $  20,000            --     $  250,000

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WILLIAMS-SONOMA, INC.

Date: April 26, 2000                   By /s/ W. Howard Lester
                                         -------------------------
                                         Chairman and Chief Executive Officer
                                         Director

        Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date: April 26, 2000               /s/ W. Howard Lester
                                       -----------------------------------
                                       W. Howard Lester
                                       Chairman
                                       Chief Executive Officer
                                       Director

    Date: April 26, 2000               /s/ John W. Tate
                                       -----------------------------------
                                       John W. Tate
                                       Senior Vice President
                                       Chief Financial Officer

    Date: April 26, 2000               /s/ Sharon McCollam
                                       -----------------------------------
                                       Sharon McCollam
                                       Vice President, Finance

    Date: April 26, 2000               /s/ Charles E. Williams
                                       -----------------------------------
                                       Charles E. Williams
                                       Founder and Vice-Chairman
                                       Director

    Date: April 26, 2000               /s/ Gary G. Friedman
                                       -----------------------------------
                                       Gary G. Friedman
                                       Chief Merchandising Officer
                                       President-Retail Division
                                       Director

    Date: April 26, 2000               /s/ Patrick J. Connolly
                                       -----------------------------------
                                       Patrick J. Connolly
                                       Executive Vice President
                                       General Manager-Catalog
                                       Assistant Secretary and Director

    Date: April 26, 2000               /s/ Adrian D.P. Bellamy
                                       -----------------------------------
                                       Adrian D.P. Bellamy
                                       Director

    Date: April 26, 2000               /s/ James M. Berry
                                       -----------------------------------
                                       James M. Berry
                                       Director

    Date: April 26, 2000               /s/ Nathan Bessin
                                       -----------------------------------
                                       Nathan Bessin
                                       Director

    Date: April 26, 2000               /s/ Janet Emerson
                                       -----------------------------------
                                       Janet Emerson
                                       Director

    Date: April 26, 2000               /s/ James A. McMahan
                                       -----------------------------------
                                       James A. McMahan
                                       Director

    Date: April 26, 2000               /s/ John E. Martin
                                       -----------------------------------
                                       John E. Martin
                                       Director


    Date: April 26, 2000               /s/ Edward A. Mueller
                                       -----------------------------------
                                       Edward A. Mueller
                                       Director

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                                     FOR THE
                       FISCAL YEAR ENDED JANUARY 30, 2000

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

      3.1A       Certificate of Amendment of Restated Articles of Incorporation

      3.2        Restated Bylaws of Registrant (incorporated by reference to
                 Exhibit 99.1 to the Company's Report on Form 8-K filed with
                 Commission on October 4, 1999)

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

     10.2 Warehouse - distribution facility lease dated July 1, 1983 between the Lester-McMahan Partnership as lessor and incorporated by reference to Exhibit 10.28 to the Company's
                 Report on Form 10-Q for the period ended September 30, 1983, as filed with the Commission on October 14, 1983)

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

    EXHIBIT
    NUMBER                                    EXHIBIT DESCRIPTION                                PAGE NO.
    ------                                    -------------------                                --------
     10.3A       Olive Branch distribution facility lease between the Company as lessee and Hewson/Desoto Phase I, L.L.C. as lessor, dated December 1, 1998
                 (incorporated by reference to Exhibit 10.3D to the Company's
                 Annual Report on Form 10-K for the year ended January 31, 1999, as filed with the Commission on April 30, 1999)

     10.3B First amendment to the Lease Agreement for the Company's distribution facility located in Olive Branch, Mississippi, dated as of September 1, 1999, between the Company as lessee and Hewson/Desoto Phase I, LLC as lessor

     10.4        The lease for the Company's Corporate Offices at 100 North
                 Point Street, San Francisco, California dated January 13, 1986, between the Company as lessee and Northpoint Investors as
                 lessor (incorporated by reference to Exhibit 10.49 to the
                 Company's Annual Report on Form 10-K for the year ended
                 February 3, 1985, as filed with the Commission on April 26,
                 1985)

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

     10.5B       Amendment Number One to the Williams-Sonoma, Inc. Employee Profit Sharing
                 and Stock Incentive Plan, dated April 27, 1990 (incorporated by reference to the Company's Form S-8 (File No. 333-82205) filed July 2, 1999)

     10.5C       Amendment Number Two to the Williams-Sonoma, Inc. Employee Profit Sharing
                 and Stock Incentive Plan, dated December 12, 1990 (incorporated by reference to the Company's Form S-8 (File No. 333-82205) filed July 2,
                 1999)

     10.5D       Amendment Number Three to the Williams-Sonoma, Inc. Employee Profit
                 Sharing and Stock Incentive Plan, dated March 10, 1992 (incorporated by reference to the Company's Form S-8 (File No. 333-82205) filed July 2,
                 1999)

     10.5E       Amendment Number Four to the Williams-Sonoma, Inc. Employee Profit
                 Sharing and Stock Incentive Plan, dated June 9, 1993 (incorporated by reference to the Company's Form S-8 (File No. 333-82205) filed July 2,
                 1999)

     10.5F       Amendment Number Five to the Williams-Sonoma, Inc. Employee Profit
                 Sharing and Stock Incentive Plan, dated December 23, 1993 (incorporated by reference to the Company's Form S-8 (File No. 333-82205) filed July 2,
                 1999)

     10.5G       Amendment Number Six to the Williams-Sonoma, Inc. Employee Profit Sharing
                 and Stock Incentive Plan, dated May 6, 1996 (incorporated by reference to the Company's Form S-8 (File No. 333-82205) filed July 2, 1999)

     10.5H       Amendment Number Seven to the Williams-Sonoma, Inc. Employee Profit
                 Sharing and Stock Incentive Plan, dated May 1, 1997 (incorporated by reference to the Company's Form S-8 (File No. 333-82205) filed July 2,
                 1999)

     10.5I       Amendment Number Eight to the Williams-Sonoma, Inc. Employee Profit
                 Sharing and Stock Incentive Plan, dated September 16, 1997 (incorporated by reference to the Company's Form S-8 (File No. 333-82205) filed July 2,
                 1999)

    EXHIBIT
    NUMBER                                    EXHIBIT DESCRIPTION                                PAGE NO.
    ------                                    -------------------                                --------
     10.5J       Amendment Number Nine to the Williams-Sonoma, Inc. Employee Profit
                 Sharing and Stock Incentive Plan, dated September 30, 1998 (incorporated by reference to the Company's Form S-8 (File No. 333-82205) filed July 2,
                 1999)

     10.5K       Amendment Number Ten to the Williams-Sonoma, Inc. Employee Profit Sharing
                 and Stock Incentive Plan, dated December 31, 1998 (incorporated by reference to the Company's Form S-8 (File No. 333-82205) filed July 2,
                 1999)

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

    EXHIBIT
    NUMBER                                    EXHIBIT DESCRIPTION                                PAGE NO.
    ------                                    -------------------                                --------
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

     10.10J      Fourth Amendment to Letter of Credit Agreement between the
                 Company and Bank of America National Trust and Savings
                 Association, dated May 26, 1999 (incorporated by reference to
                 Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended August 1, 1999 as filed with the Commission on September 13, 1999)

     10.10K      Third Amendment to Syndicated Credit Agreement between the
                 Company and Bank of America National Trust and Savings
                 Association, dated November 13, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the period ended August 1, 1999 as filed with the Commission on September 13, 1999)

    EXHIBIT
    NUMBER                                    EXHIBIT DESCRIPTION                                PAGE NO.
    ------                                    -------------------                                --------
     10.10L      Guarantee by Williams-Sonoma Stores, LLC in favor of Bank of
                 America National Trust and Savings Association, dated November
                 13, 1998 (incorporated by reference to Exhibit 10.3 to the
                 Company's Report on Form 10-Q for the period ended August 1,
                 1999 as filed with the Commission on September 13, 1999)

     10.10M      Fifth Amendment to Letter of Credit Agreement between the
                 Company and Bank of America National Trust and Savings
                 Association, dated September 22, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended October 31, 1999 as filed with the Commission on December 13, 1999)

     10.10N      Fourth Amendment to Syndicated Credit Agreement between the
                 Company and Bank of America National Trust and Savings
                 Association, dated September 22, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the period ended October 31, 1999 as filed with the Commission on December 13, 1999)

     10.10O      Sixth Amendment to Letter of Credit Agreement between the
                 Company and Bank of America National Trust and Savings
                 Association, dated October 29, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the period ended October 31, 1999 as filed with the Commission on December 13, 1999)

     10.10P      Fifth Amendment to Syndicated Credit Agreement between the Company and
                 Bank of America National Trust and Savings Association, dated as of
                 February 7, 2000

     10.10Q      Seventh Amendment to Letter of Credit Agreement between the Company and
                 Bank of America National Trust and Savings Association, dated as of
                 February 7, 2000

     10.10R      Continuing Guaranty from Williams-Sonoma Retail Services, Inc. to Bank of
                 America (formerly NT & SA), dated June 1, 1997 entered into as of
                 February 7, 2000.

     10.10S      Continuing Guaranty from Williams-Sonoma Direct, Inc. to Bank of America
                 (formerly NT & SA), dated June 1, 1997 entered into as of February 7,
                 2000.

     10.10T      Continuing Guaranty from Pottery Barn Kids, Inc. to Bank of America
                 (formerly NT & SA), dated June 1, 1997 entered into as of February 7,
                 2000.

     10.10U      One Bank Guaranty from Williams-Sonoma Retail Services, Inc. to Bank of
                 America (formerly NT & SA), dated June 1, 1997 entered into as of
                 February 7, 2000.

     10.10V      One Bank Guaranty from Williams-Sonoma Direct, Inc. to Bank of America
                 (formerly NT & SA), dated June 1, 1997 entered into as of February 7,
                 2000.

     10.10W      One Bank Guaranty from Pottery Barn Kids, Inc. to Bank of America
                 (formerly NT & SA), dated June 1, 1997 entered into as of February 7,
                 2000.

     10.11       Second Amendment and Restatement of the Williams-Sonoma, Inc.
                 Executive Deferral Plan dated November 23, 1998 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999)

     10.12       Office lease between TJM Properties, L.L.C. and Williams-Sonoma, Inc., dated as of February 13, 1998 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 February 1, 1998 as filed with the Commission on April 22, 1998)

     10.13 Purchase and sale agreement and Escrow Instructions, dated as of December 14, 1999, between the Company and Levi Strauss &
                 Co.

     10.14 The lease for an additional Company distribution facility located in Olive Branch, Mississippi, dated as of November 15, 1999, between the Company as lessee and Hewson/Desoto Partners, LLC as lessor.

    EXHIBIT
    NUMBER                                    EXHIBIT DESCRIPTION                                PAGE NO.
    ------                                    -------------------                                --------
     10.14A      Lease Guarantee from Williams-Sonoma Retail Services, Inc in favor of Hewson/Desoto Partners, LLC dated as of November 15,
                 1999

     11 Statement re computation of per share earnings (Incorporated herein by reference to Note G Earnings Per Share on page 51 of the Company's Annual Report for the fiscal year ended January
                 30, 2000)

     13          Annual Report to security holders

     21          Subsidiaries

     23.1        Independent Auditors' Consent

     27          Financial Data Schedule (FDS) for January 30, 2000