Form 10-Q
period 2000-04-30
WILLIAMS SONOMA INC
filed 2000-06-14
CIK 719955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended April 30, 2000.
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ________________  to   _______________

                        Commission file number 000-12704

                              WILLIAMS-SONOMA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          California                                                                    94-2203880
------------------------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)             (I.R.S. Employer Identification No.)


3250 Van Ness Avenue, San Francisco, CA                                                   94109
------------------------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                                (Zip Code)

Registrant's Telephone Number, Including Area Code  (415) 421-7900

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

       Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

       As of June 7, 2000, 55,573,518 shares of the Registrant's Common Stock were outstanding.

                              WILLIAMS-SONOMA, INC.
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2000




                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION
                                                                                             PAGE
                                                                                             ----
Item 1.             Financial Statements                                                      (3)
                           Condensed Consolidated Balance Sheets
                                April 30, 2000, January 30, 2000
                                and May 2, 1999

                           Condensed Consolidated Statements of Operations
                                Thirteen weeks ended April 30, 2000
                                and May 2, 1999

                           Condensed Consolidated Statements of Cash Flows
                                Thirteen weeks ended April 30, 2000
                                and May 2, 1999

                           Notes to Condensed Consolidated Financial
                                Statements

Item 2.             Management's Discussion and Analysis of Results of Operations
                    and Financial Condition                                                   (9)



                           PART II. OTHER INFORMATION

Item 1.             Legal Proceedings                                                        (13)

Item 6.             Exhibits and Reports on Form 8-K                                         (13)

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)




                                                          April 30,    January 30,     May 2,
                                                            2000          2000          1999
                                                            ----          ----          ----
ASSETS
Current assets:
     Cash and cash equivalents                            $ 14,499      $ 92,843      $ 42,476
     Accounts receivable (net)                              22,229        22,427        22,643
     Merchandise inventories                               278,025       257,342       197,318
     Prepaid expenses and other assets                      13,510        13,326         9,855
     Prepaid catalog expenses                               19,639        14,677        13,215
     Deferred income taxes                                   9,265         9,265         4,077
                                                             -----         -----         -----
          Total current assets                             357,167       409,880       289,584

Property and equipment (net)                               401,055       313,171       261,397
Investments and other assets (net)                           8,450        15,891         6,723
                                                             -----      --------         -----
          Total assets                                    $766,672      $738,942      $557,704
                                                          ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $ 98,924      $102,462      $ 71,420
     Accrued expenses                                       29,011        33,971        20,083
     Line of credit                                         73,262            --            --
     Customer deposits                                      38,662        40,087        25,789
     Income taxes payable                                    2,949        26,062         3,589
     Current portion of long-term obligations                6,230         5,839         6,368
     Other liabilities                                       8,227         7,366         5,874
                                                             -----         -----         -----
          Total current liabilities                        257,265       215,787       133,123

Deferred lease credits                                      90,062        90,873        74,872
Deferred income tax liabilities                              8,520         8,520         3,339
Long-term debt                                              35,755        35,466        41,260
Other liabilities                                            5,380         4,987         3,915

Commitments and contingencies                                   --            --            --

Shareholders' equity
     Common stock                                          104,430       122,887       105,598
     Retained earnings                                     265,260       260,422       195,597
                                                          --------      --------      --------

          Total shareholders' equity                       369,690       383,309       301,195
                                                          --------      --------      --------

          Total liabilities and shareholders' equity      $766,672      $738,942      $557,704
                                                          ========      ========      ========


            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                 Thirteen Weeks Ended
                                                April 30,      May 2,
                                                  2000          1999
                                                  ----          ----
Net sales                                       $343,001      $258,676


  Cost of goods sold and occupancy               207,931       159,893
                                                --------      --------

       Gross margin                              135,070        98,783

  Selling, general and administrative            125,932        93,336

  Interest expense (net)                           1,272            37
                                                   -----            --

       Earnings before income taxes                7,866         5,410

  Income taxes                                     3,028         2,136
                                                   -----         -----

        Net earnings                            $  4,838      $  3,274
                                                ========      ========



Earnings per share:
     Basic                                      $   0.09      $   0.06
     Diluted                                    $   0.08      $   0.06
Shares used in calculation of earnings per
share:
     Basic                                        56,132        55,749
     Diluted                                      58,277        58,454





            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                         Thirteen Weeks Ended
                                                                        April 30,        May 2,
                                                                          2000            1999
                                                                          ----            ----
Cash flows from operating activities:
     Net earnings                                                      $   4,838       $   3,274
     Adjustments to reconcile net earnings
         to net cash used in operating activities:
         Depreciation and amortization                                    13,386           9,320
         Loss on disposal of assets                                          393           1,000
         Amortization of deferred lease credits                           (2,485)         (1,952)
         Other                                                              (273)             68
     Changes in:
         Accounts receivable                                                 198          (2,561)
         Merchandise inventories                                         (20,683)        (24,158)
         Prepaid catalog expenses                                         (4,962)            (61)
         Prepaid expenses and other assets                                  (184)           (870)
         Accounts payable                                                 (3,538)            456
         Accrued expenses and other liabilities                           (3,897)         (5,116)
         Deferred lease credits                                            1,674           4,498
         Income taxes payable                                            (23,113)        (15,940)
                                                                       ---------       ---------
              Net cash used in operating activities                      (38,646)        (32,042)
                                                                       ---------       ---------

Cash flows from investing activities:
     Purchases of property and equipment                                 (21,073)        (28,583)
     Purchase of headquarters building, net of deposit                   (73,300)             --
     Other                                                                    --              57
                                                                       ---------       ---------
              Net cash used in investing activities                      (94,373)        (28,526)
                                                                       ---------       ---------

Cash flows from financing activities:
     Borrowings under line of credit                                      73,262              --
     Repayment of long-term obligations                                     (130)           (155)
     Proceeds from exercise of stock options                                  78             629
     Repurchase of common stock                                          (18,535)         (4,738)
                                                                       ---------       ---------
              Net cash provided by (used in) financing activities         54,675          (4,264)
                                                                       ---------       ---------

              Net decrease in cash and cash equivalents                  (78,344)        (64,832)

              Cash and cash equivalents at beginning of period            92,843         107,308
                                                                       ---------       ---------

              Cash and cash equivalents at end of period               $  14,499       $  42,476
                                                                       =========       =========






            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Thirteen Weeks Ended April 30, 2000 and May 2, 1999


NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of April 30, 2000 and May 2, 1999 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended April 30, 2000 and May 2, 1999 have been prepared by Williams-Sonoma, Inc. (the Company), without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 30, 2000, presented herein, has been derived from the audited balance sheet of the Company included in the Company's Form 10-K for the fiscal year ended January 30, 2000.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended January 30, 2000.

Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the current period.

The results of operations for the thirteen weeks ended April 30, 2000 are not necessarily indicative of the operating results of the full year.

NOTE B. DEBT

The Company's amended and restated syndicated line of credit agreement, which expires on May 31, 2001, provides for $50,000,000 in cash advances, and contains certain restrictive loan covenants, including minimum tangible net worth, a minimum out-of-debt period, fixed charge coverage requirements and a prohibition on payment of cash dividends.

In addition, the Company has a $65,000,000 letter of credit agreement with its lead bank, which includes a $75,000,000 revolving line of credit facility at IBOR plus 0.875%. The line of credit facility, which expires on May 31, 2001, was added in February 2000 to finance the purchase of a new headquarters building for approximately $80,000,000. The letter of credit facility expires on August 1, 2000. As of April 30, 2000, the Company had $73,262,000 of outstanding borrowings under the line of credit facility and $43,035,000 in outstanding letters of credit.

By the end of the third quarter of fiscal 2000, the Company expects to replace its current line of credit and letter of credit agreements with a long-term agreement. As a result, the Company will be able to meet increased seasonal working capital needs, and replace short-term financing of the purchase of the headquarters building with long-term debt.

NOTE C. EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

                                              Net       Weighted Average  Per-Share
                                            Earnings         Shares        Amount
                                            --------         ------        ------
Thirteen weeks ended April 30, 2000
     Basic                                 $4,838,000      56,131,936      $0.09
                                                                           =====
     Effect of dilutive stock options              --       2,145,023
                                           --------------------------
   Diluted                                 $4,838,000      58,276,959      $0.08
                                           ==========      ==========      =====

Thirteen weeks ended May 2, 1999:
   Basic                                   $3,274,000      55,749,184      $0.06
                                                                           =====
     Effect of dilutive stock options              --       2,704,797
                                           --------------------------

   Diluted                                 $3,274,000      58,453,981      $0.06
                                           ==========      ==========      =====


Options for which the exercise price was greater than the average market price of common shares for the period were not included in the computation of diluted earnings per share. These options to purchase shares were 1,933,205 in the First Quarter of 2000 and 42,500 in the First Quarter of 1999.

In March 2000, the Company repurchased 825,000 shares of its common stock.

NOTE D. SEGMENT REPORTING

Williams-Sonoma, Inc. has two reportable segments: retail and direct-to-customer. The retail segment sells products for the home through its three retail concepts: Williams-Sonoma, Pottery Barn and Hold Everything. The direct-to-customer segment sells similar products through its five direct-mail catalogs: Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything and Chambers, and the Internet (Williams-Sonoma only).

These reportable segments are strategic business units that offer similar home-centered products. They are managed separately because the business units utilize two distinct distribution and marketing strategies.

The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies. The Company uses earnings before unallocated corporate overhead, interest and taxes to evaluate segment profitability. Unallocated assets include corporate cash and equivalents, the net book value of corporate facilities and related information systems, deferred tax amounts and other corporate long-lived assets.

SEGMENT INFORMATION

Dollars in thousands
                                                       Direct-to-
                                           Retail       Customer     Unallocated       Total
                                           ------      ----------    -----------       -----
First Quarter 2000
        Revenues                          $195,928      $147,073      $     --       $343,001
        Earnings before income taxes        15,696        15,185       (23,015)         7,866

        Assets                             450,032       159,618       157,022        766,672

First Quarter 1999
        Revenues                          $158,351      $100,325      $     --       $258,676
        Earnings before income taxes        10,134        11,684       (16,408)         5,410

        Assets                             359,083        98,934        99,687        557,704

Management's Discussion and Analysis

NET SALES

Net sales consists of the following components:


                              Quarter                     Quarter
                               Ended                       Ended
Dollars in thousands       April 30, 2000   % Total      May 2,1999     % Total
                           --------------   -------      ----------     -------
Retail sales                  $195,928        57.1%       $158,351        61.2%
Direct-to-customer sales       147,073        42.9%        100,325        38.8%
                              --------       -----        --------       -----
     Total net sales          $343,001       100.0%       $258,676       100.0%
                              ========       =====        ========       =====



Net sales for Williams-Sonoma, Inc. and its subsidiaries (the Company) for the thirteen weeks ended April 30, 2000 (First Quarter of 2000), were $343,001,000 -
- an increase of $84,325,000 (32.6%) over net sales for the thirteen weeks ended May 2, 1999 (First Quarter of 1999). Direct-to-customer sales include catalog and Internet sales.


RETAIL SALES

                                                              Thirteen Weeks Ended
Dollars in thousands                                      April 30, 2000    May 2, 1999
                                                          --------------    -----------
Retail sales                                               $  195,928       $  158,351
Retail sales growth percentage                                   23.7%            22.7%
Comparable store sales growth                                     9.1%             7.1%
Number of stores - beginning of period                            344              298
Number of new stores                                                2                8
Number of closed stores                                            10                1
Number of stores - end of period                                  336              305
Store selling square footage at quarter-end (sq. ft.)       1,485,872        1,245,714
Store leased square footage at quarter-end (sq. ft.)        2,292,704        1,928,543

Retail sales for the First Quarter of 2000 increased 23.7% over retail sales for the First Quarter of 1999, primarily due to new store openings over the last twelve months. During the First Quarter of 2000, the Company opened 2 stores (1 large-format Williams-Sonoma and 1 large-format Pottery Barn), and closed 10 smaller stores (5 Williams-Sonoma, 1 Pottery Barn and 4 Hold Everything). Pottery Barn accounted for 61.6% of the growth in selling square footage from the end of the First Quarter of 1999 to the end of the First Quarter of 2000 and 60.6% of the growth in retail sales as measured for the same period.

Comparable stores are defined as those whose gross square feet did not change by more than 20% in the previous 12 months and which have been open for at least 12 months. Comparable store sales are computed monthly for purposes of this analysis. Comparable store sales grew 9.1% for the First Quarter of 2000 and 7.1% for the First Quarter of 1999. Comparable store sales growth in Pottery Barn and Williams-Sonoma, the Company's primary concepts, were strong in the First Quarter of 2000, with both being above 7%.

Large-format stores average 3,400 selling square feet for Williams-Sonoma and 7,300 selling square feet for Pottery Barn. As of the end of the First Quarter of 2000, 230 stores (129 Williams-Sonoma and 101 Pottery Barn) were large-format, comprising 79.0% of the Company's total selling square footage. Large-format stores accounted for 78.4% of retail sales in the First Quarter of 2000, as compared to 73.9% in the First Quarter of 1999. During fiscal 2000, the

Company plans to increase leased square footage by approximately 22%. Planned store openings in fiscal 2000 include the introduction of seven Pottery Barn Kids retail locations.



DIRECT-TO-CUSTOMER SALES


                                                        Quarter Ended
                                               April 30, 2000     May 2, 1999
                                                 ----------       ----------
Catalog sales                                    $  142,457       $  100,325
Internet sales                                        4,616               --
                                                 ----------       ----------
Total direct-to-customer sales                   $  147,073       $  100,325

Percent growth in direct-to-customer sales             46.6%            30.0%
Percent growth in number of catalogs mailed            12.0%             0.3%


Direct-to-customer sales increased 46.6% in the First Quarter of 2000 and 30.0% in the First Quarter of 1999, as compared to the same periods of the respective prior years. The increases in both years were primarily due to the strength of Pottery Barn and Pottery Barn Kids.

Pottery Barn and Pottery Barn Kids accounted for 45.7% and 50.3%, respectively, of the growth in the First Quarter of 2000 direct-to-customer sales. First Quarter 2000 sales for Pottery Barn Kids, which debuted in January 1999, exceeded the sales plan by almost 10%. Management believes that the success of the Pottery Barn brand reflects the Company's continuing investment in product design and quality, and the consumer recognition achieved through its Pottery Barn catalogs and design studio stores. The Company introduced a Pottery Barn Bed & Bath catalog in May of 2000.

Sales for Williams-Sonoma catalog increased 10.6% in the First Quarter of 2000 as compared to the same period of the prior year.

In June of 1999, the Company launched its Williams-Sonoma Wedding and Gift Registry Web site, and in November launched its Williams-Sonoma e-commerce site. Combined sales from these sites were $4,616,000 in the First Quarter of 2000. Management expects to add a Pottery Barn e-commerce site in the summer of fiscal 2000.


COST OF GOODS SOLD AND OCCUPANCY EXPENSES

Cost of goods sold and occupancy expenses expressed as a percentage of net sales for the First Quarter of 2000 decreased 1.2 percentage points as compared to the same quarter of the prior year, to 60.6% from 61.8%. This improvement was primarily driven by improved merchandise markup in the Williams-Sonoma and Pottery Barn divisions, as well as lower freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses expressed as a percent of net sales increased by .6 percentage points to 36.7% from 36.1% in the First Quarter of 2000 as compared to the First Quarter of 1999. An increase in direct-to-customer business as a percentage of total sales resulted in a higher advertising expense rate during the first quarter of 2000.


INTEREST EXPENSE

Net interest expense increased $1,235,000, from $37,000 in First Quarter of 1999 to $1,272,000 in First Quarter 2000. This increase resulted from increased borrowings of $73,262,000 for the Company's purchase of a new headquarters facility, discussed below.

INCOME TAXES

The Company's effective tax rate was 38.5% for the First Quarter of 2000 and 39.5% for the First Quarter of 1999. The reductions in the effective tax rate over the last several years reflect decreases in state taxes resulting from revisions in the corporate structure which are being undertaken in order to conform more closely to the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES

For the First Quarter of 2000, cash used in operating activities was $38,646,000 representing an increase of $6,604,000 from the $32,042,000 of cash used in operating activities in the First Quarter of 1999. This increase is primarily attributable to an increase in cash used for prepaid catalog expenses, accounts payable and payment of the Company's 1999 income taxes, partially offset by increased cash from operating earnings and a reduction in purchases of merchandise inventories. Purchases of merchandise inventories in the First Quarter of 2000 decreased by $3,475,000 as compared to the same period of the prior year. This reflects management's commitment to bring the growth rate in inventories more in line with the Company's planned sales growth rate. The Company expects that inventory levels in the Second Quarter will continue to slow as compared to the growth in planned sales, and will be in alignment with planned sales in the second half of the fiscal year.

Net cash used in investing activities was $94,373,000 for the First Quarter of 2000 as compared to $28,526,000 in the First Quarter of 1999. First Quarter 2000 purchases of property and equipment include approximately $73,300,000 (net of deposit) for the purchase of a 204,000 square-foot corporate headquarters building, $10,200,000 for stores and $4,400,000 for systems development, including the Internet. The new corporate headquarters building was purchased in February 2000 for the purpose of consolidating certain headquarters staff and to provide for future growth. First Quarter 1999 expenditures were primarily for new stores and the 750,000 square-foot Olive Branch distribution facility. Gross capital expenditures in fiscal 2000 are projected to be approximately $230,000,000, including $73,300,000 (net of deposit) for the purchase of a new corporate headquarters building, $80,000,000 for stores, and approximately $30,000,000 for systems, including the Internet.

For the First Quarter of 2000, cash provided by financing activities was $54,675,000, comprised primarily of proceeds from the line of credit financing, partially offset by repurchases of 825,000 shares of the Company's common stock. For the First Quarter of 1999, cash used in financing activities was $4,264,000, principally due to repurchases of the Company's common stock.

The Company's amended and restated syndicated line of credit agreement, which expires on May 31, 2001, provides for $50,000,000 in cash advances, and contains certain restrictive loan covenants, including minimum tangible net worth, a minimum out-of-debt period, fixed charge coverage requirements and a prohibition on payment of cash dividends.

In addition, the Company has a $65,000,000 letter of credit agreement with its lead bank, which includes a $75,000,000 line of credit facility at IBOR plus 0.875%. The line of credit facility, which expires on May 31, 2001, was added in February 2000 to finance the purchase of the headquarters building. The letter of credit facility expires on August 1, 2000. As of April 30, 2000, the Company had $73,262,000 of outstanding borrowings under the line of credit facility and $43,035,000 in outstanding letters of credit.

By the end of the third quarter of fiscal 2000, the Company expects to replace its current line of credit and letter of credit agreements with a long-term agreement. As a result, the Company will be able to meet increased seasonal working capital needs, and replace short-term financing of the purchase of the headquarters building with long-term debt.

IMPACT OF INFLATION

The impact of inflation on results of operations has not been significant.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.


Interest Rate Risk.

The interest payable on the Company's bank lines of credit are based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose .9 basis points (a 10% change from the bank's reference rate as of April 30, 2000), the Company's results from operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

Foreign Currency Risks.
The Company enters into a significant amount of purchase obligations outside of the U.S. which are settled in U.S. Dollars and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.


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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER             EXHIBIT DESCRIPTION
10.10X         Eighth Amendment to Letter of Credit Agreement between the
               Company and Bank of America National Trust and Savings
               Association, dated as of May 26, 2000

10.10Y         Guarantor Acknowledgement and Consent by Williams-Sonoma Stores,
               Inc., Hold Everything, Inc., Chambers Catalog Company, Inc.,
               Pottery Barn, Inc., Williams-Sonoma Stores, LLC, Pottery Barn
               Kids, Inc., Williams-Sonoma Direct, Inc., and Williams-Sonoma
               Retail Services Inc., dated as of May 26, 2000.

27             Financial Data Schedule

(b) There have been no reports on Form 8-K filed during the quarter for which this report is being filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WILLIAMS-SONOMA, INC.



                                        By:
                                           -------------------------------------
                                            John W. Tate
                                            Senior Vice President
                                            Chief Financial Officer




Dated: June 9, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER             EXHIBIT DESCRIPTION
------             -------------------
10.10X         Eighth Amendment to Letter of Credit Agreement between the
               Company and Bank of America National Trust and Savings
               Association, dated as of May 26, 2000

10.10Y         Guarantor Acknowledgement and Consent by Williams-Sonoma Stores,
               Inc., Hold Everything, Inc., Chambers Catalog Company, Inc.,
               Pottery Barn, Inc., Williams-Sonoma Stores, LLC, Pottery Barn
               Kids, Inc., Williams-Sonoma Direct, Inc., and Williams-Sonoma
               Retail Services Inc., dated as of May 26, 2000.

27             Financial Data Schedule