Form 10-Q
period 2000-07-30
WILLIAMS SONOMA INC
filed 2000-09-12
CIK 719955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

                        Commission file number 000-12704

                              WILLIAMS-SONOMA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           California                                    94-2203880
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)



3250 Van Ness Avenue, San Francisco, CA                    94109
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code  (415) 421-7900
                                                  ----------------


--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

      As of September 8, 2000, 55,719,705 shares of the Registrant's Common Stock were outstanding.

                              WILLIAMS-SONOMA, INC.
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 30, 2000




                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.   Financial Statements                                               (3)
              Condensed Consolidated Balance Sheets
                July 30, 2000, January 30, 2000 and August 1, 1999

              Condensed Consolidated Statements of Operations
                Thirteen weeks ended July 30, 2000 and August 1, 1999
                Twenty-six weeks ended July 30, 2000 and August 1, 1999

              Condensed Consolidated Statements of Cash Flows
                Twenty-six weeks ended July 30, 2000 and August 1, 1999

              Notes to Condensed Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                            (9)


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                 (14)

Item 4.   Submission of Matters to a Vote of Security Holders               (14)

Item 6.   Exhibits and Reports on Form 8-K                                  (15)

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)


                                                          July 30,     January 30,    August 1,
                                                            2000          2000          1999
                                                          --------     -----------    ---------
ASSETS
Current assets:
     Cash and cash equivalents                            $  4,036      $ 92,843      $  6,219
     Accounts receivable (net)                              22,377        22,427        25,321
     Merchandise inventories                               293,503       257,342       234,358
     Prepaid expenses and other assets                      13,981        13,326        10,989
     Prepaid catalog expenses                               20,824        14,677        12,859
     Deferred income taxes                                   9,265         9,265         4,077
                                                          --------      --------      --------
          Total current assets                             363,986       409,880       293,823

Property and equipment (net)                               428,596       313,171       276,734
Investments and other assets (net)                           8,425        15,891         7,636
                                                          --------      --------      --------
          Total assets                                    $801,007      $738,942      $578,193
                                                          ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $ 85,493      $102,462      $ 72,417
     Accrued expenses                                       31,882        33,971        22,134
     Line of credit                                        107,237            --         8,000
     Customer deposits                                      41,309        40,087        27,603
     Income taxes payable                                    5,015        26,062         1,075
     Current portion of long-term obligations                6,196         5,839         6,368
     Other liabilities                                       8,329         7,366         6,426
                                                          --------      --------      --------
          Total current liabilities                        285,461       215,787       144,023

Deferred lease credits                                      91,305        90,873        76,811
Deferred income tax liabilities                              8,520         8,520         3,339
Long-term debt                                              34,848        35,466        40,988
Other liabilities                                            5,583         4,987         4,327

Commitments and contingencies                                   --            --            --

Shareholders' equity
     Common stock                                          104,967       122,887       106,191
     Retained earnings                                     270,323       260,422       202,514
                                                          --------      --------      --------

          Total shareholders' equity                       375,290       383,309       308,705
                                                          --------      --------      --------

          Total liabilities and shareholders' equity      $801,007      $738,942      $578,193
                                                          ========      ========      ========


            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                   Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                                  -----------------------     -----------------------
                                                  July 30,      August 1,     July 30,      August 1,
                                                    2000          1999          2000          1999
                                                  --------      ---------     --------      ---------
Net sales                                         $343,966      $264,000      $686,967      $522,676

Cost of goods sold and occupancy expenses          214,425       166,078       422,356       325,972
                                                  --------      --------      --------      --------

        Gross margin                               129,541        97,922       264,611       196,704

Selling, general and administrative expenses       118,919        89,848       244,851       183,183

Gain on sale of assets                                  --         4,000            --         4,000

Interest expense (net)                               2,389           638         3,661           675
                                                  --------      --------      --------      --------

        Earnings before income taxes                 8,233        11,436        16,099        16,846

Income taxes                                         3,170         4,518         6,198         6,654
                                                  --------      --------      --------      --------

        Net earnings                              $  5,063      $  6,918      $  9,901      $ 10,192
                                                  ========      ========      ========      ========


Earnings per share:
        Basic                                     $   0.09      $   0.12      $   0.18      $   0.18
        Diluted                                   $   0.09      $   0.12      $   0.17      $   0.17

Shares used in calculation of earnings per
share:
        Basic                                       55,579        55,671        55,986        55,725
        Diluted                                     58,080        58,294        58,250        58,402


            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                     Twenty-Six Weeks Ended
                                                                    -------------------------
                                                                     July 30,       August 1,
                                                                      2000            1999
                                                                    ---------       ---------
Cash flows from operating activities:
     Net earnings                                                   $   9,901       $  10,192
     Adjustments to reconcile net earnings
         to net cash used in operating activities:
         Depreciation and amortization                                 27,696          19,448
         Loss (gain) on disposal of assets                                351          (2,850)
         Amortization of deferred lease credits                        (4,997)         (3,953)
         Other                                                             --             112
     Changes in:
         Accounts receivable                                               50          (5,238)
         Merchandise inventories                                      (36,161)        (63,870)
         Prepaid catalog expenses                                      (6,147)         (1,334)
         Prepaid expenses and other assets                               (655)         (2,005)
         Accounts payable                                             (16,969)          1,453
         Accrued expenses and other liabilities                         1,182          (1,810)
         Deferred lease credits                                         5,429           8,437
         Income taxes payable                                         (21,047)        (18,454)
                                                                    ---------       ---------
              Net cash used in operating activities                   (41,367)        (59,872)
                                                                    ---------       ---------

Cash flows from investing activities:
     Purchases of property and equipment                              (62,918)        (54,273)
     Purchase of corporate facilities, net of deposit                 (73,303)             --
     Net proceeds from the sale of Gardeners Eden                          --           9,101
     Other                                                               (275)           (102)
                                                                    ---------       ---------
              Net cash used in investing activities                  (136,496)        (45,274)
                                                                    ---------       ---------

Cash flows from financing activities:
     Borrowings under line of credit                                  152,049           8,000
     Repayments under line of credit                                  (44,812)             --
     Repayment of long-term obligations                                  (261)           (427)
     Proceeds from exercise of stock options                              615           1,222
     Repurchase of common stock                                       (18,535)         (4,738)
                                                                    ---------       ---------
              Net cash provided by financing activities                89,056           4,057
                                                                    ---------       ---------

              Net decrease in cash and cash equivalents               (88,807)       (101,089)

              Cash and cash equivalents at beginning of period         92,843         107,308
                                                                    ---------       ---------

              Cash and cash equivalents at end of period            $   4,036       $   6,219
                                                                    =========       =========


            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             Thirteen and Twenty-six Weeks Ended July 30, 2000 and
                                 August 1, 1999


NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of July 30, 2000 and August 1, 1999 and the condensed consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended July 30, 2000 and August 1, 1999 have been prepared by Williams-Sonoma, Inc. (the Company), without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 30, 2000, presented herein, has been derived from the audited balance sheet of the Company included in the Company's Form 10-K for the fiscal year ended January 30, 2000.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended January 30, 2000.

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for years beginning after June 15, 2000. The impact of adoption of the standard by the Company has not yet been determined.

Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the current period.

The results of operations for the thirteen and twenty-six weeks ended July 30, 2000 are not necessarily indicative of the operating results of the full year.


NOTE B. DEBT

As of July 30, 2000, the Company had $33,975,000 of outstanding borrowings under its syndicated line of credit facility, and $73,262,000 outstanding under a line of credit agreement with its lead bank. The latter agreement was added in February 2000 to finance the purchase of a new corporate facility in San Francisco.

On August 23, 2000, both of these debt facilities were repaid and replaced with a new debt agreement. The new debt agreement provides for $200,000,000 in cash advances, and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements and a prohibition on payment of cash dividends. Within the first two years of the agreement, the Company has the option of increasing the cash advance facility to a maximum of $250,000,000. The Company has a choice of interest rates between the bank's reference rate or LIBOR plus premium, as defined in the agreement. The agreement expires on August 23, 2003.


In addition, the Company had a $90,000,000 combined letter of credit and cash advance facility with its lead bank. Effective with the new debt agreement, this agreement was amended to eliminate the cash advance facility and reduce the letter of credit facility to $65,000,000. This amended agreement expires on October 31, 2000. The Company is currently in negotiations with several of its banks and expects to replace this facility by the end of the third quarter. As of July 30, 2000, $59,756,000 in letters of credit were outstanding under this facility.

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

                                                              Weighted
                                                Net            Average        Per-Share
                                              Earnings         Shares           Amount
                                            -----------      -----------      ---------
Thirteen weeks ended July 30, 2000
   Basic                                    $ 5,063,000       55,579,217      $   0.09
                                                                              ========
     Effect of dilutive stock options                --        2,500,815
                                            ----------------------------
   Diluted                                  $ 5,063,000       58,080,032      $   0.09
                                            ===========      ===========      ========

Thirteen weeks ended August 1, 1999:
   Basic                                    $ 6,918,000       55,670,513      $   0.12
                                                                              ========
     Effect of dilutive stock options                --        2,623,593
                                            ----------------------------
   Diluted                                  $ 6,918,000       58,294,106      $   0.12
                                            ===========      ===========      ========


Twenty-six weeks ended July 30, 2000
   Basic                                    $ 9,901,000       55,986,229      $   0.18
                                                                              ========
     Effect of dilutive stock options                --        2,263,620
                                            ----------------------------
   Diluted                                  $ 9,901,000       58,249,849      $   0.17
                                            ===========      ===========      ========

Twenty-six weeks ended August 1, 1999:
   Basic                                    $10,192,000       55,724,622      $   0.18
                                                                              ========
     Effect of dilutive stock options                --        2,677,729
                                            ----------------------------
   Diluted                                  $10,192,000       58,402,351      $   0.17
                                            ===========      ===========      ========


Options for which the exercise price was greater than the average market price of common shares for the period were not included in the computation of diluted earnings per share. These options to purchase shares were 447,050 in the Second Quarter of 2000 and 187,250 in the Second Quarter of 1999.

NOTE D.  SEGMENT REPORTING

Williams-Sonoma, Inc. has two reportable segments: retail and direct-to-customer. The retail segment sells products for the home through its three retail concepts: Williams-Sonoma, Pottery Barn and Hold Everything. The direct-to-customer segment sells similar products through its six mail order catalogs, Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything and Chambers, and three e-commerce websites. The third website, www.potterybarn.com, was introduced on August 1, 2000 and is not included in the direct-to-customer segment information presented below.

These reportable segments are strategic business units that offer similar home-centered products. They are managed separately because the business units utilize two distinct distribution and marketing strategies.

The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies. The Company uses earnings before unallocated corporate overhead, interest and taxes to evaluate segment profitability. Unallocated assets include corporate cash and equivalents, the net book value of corporate facilities and related information systems, deferred tax amounts and other corporate long-lived assets. The 1999 direct-to-customer earnings before income taxes includes the $4 million pre-tax gain from the sale of the Gardeners Eden catalog in May.


SEGMENT INFORMATION
Dollars in thousands

                                                         Direct-to-
                                            Retail        Customer     Unallocated        Total
                                          ---------      ----------    -----------      ---------
Thirteen weeks ended July 30, 2000
        Revenues                          $ 206,726      $ 137,240      $      --       $ 343,966
        Earnings before income taxes         11,479         18,992        (22,238)          8,233

Thirteen weeks ended August 1, 1999
        Revenues                          $ 172,500      $  91,500      $      --       $ 264,000
        Earnings before income taxes         10,853         18,517        (17,934)         11,436

                                                         Direct-to-
                                            Retail        Customer     Unallocated        Total
                                          ---------      ----------    -----------      ---------
Twenty-six weeks ended July 30, 2000
        Revenues                          $ 402,654      $ 284,313      $      --       $ 686,967
        Earnings before income taxes         27,175         33,903        (44,979)         16,099

        Assets                              484,416        167,635        148,956         801,007

Twenty-six weeks ended August 1, 1999
        Revenues                          $ 330,851      $ 191,825      $      --       $ 522,676
        Earnings before income taxes         20,988         30,200        (34,342)         16,846

        Assets                              386,476        136,627         55,090         578,193

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NET SALES

Net sales consists of the following components:

                                          Thirteen Weeks Ended                                   Twenty-Six Weeks Ended
                              -----------------------------------------------       -----------------------------------------------
Dollars in thousands              July 30, 2000             August 1, 1999             July 30, 2000               August 1, 1999
                              --------------------       --------------------       --------------------       --------------------
                                            %Total                     %Total                     %Total                     %Total
Retail sales                  $206,726        60.1%      $172,500        65.3%      $402,654        58.6%      $330,851        63.3%
Direct-to-customer sales       137,240        39.9%        91,500        34.7%       284,313        41.4%       191,825        36.7%
                              --------       ------      --------       ------      --------       ------      --------       ------
  Total Net Sales             $343,966       100.0%      $264,000       100.0%      $686,967       100.0%      $522,676       100.0%

Net sales for Williams-Sonoma, Inc. and its subsidiaries (the Company) for the thirteen weeks ended July 30, 2000 (Second Quarter of 2000), were $343,966,000 -- an increase of $79,966,000 (30.3%) over net sales for the thirteen weeks ended August 1, 1999 (Second Quarter of 1999). Net sales for the twenty-six week period ended July 30, 2000 (Year-to-Date 2000) were $686,967,000, an increase of $164,291,000 (31.4%) from the twenty-six week period ended August 1, 1999 (Year-to-Date 1999). Direct-to-customer sales include catalog and Internet sales.


RETAIL SALES

                                                              Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                           ---------------------------       ---------------------------
Dollars in thousands                                        July 30,        August 1,         July 30,         August 1,
                                                              2000             1999             2000             1999
                                                           ----------       ----------       ----------       ----------
Retail sales                                               $  206,726       $  172,500       $  402,654       $  330,851
Retail sales growth percentage                                   19.8%            21.8%            21.7%            22.2%
Comparable store sales growth                                     7.0%             6.8%             8.0%             6.9%
Number of stores - beginning of period                            336              305              344              298
Number of new stores                                               14               12               16               20
Number of closed stores                                             3                3               13                4
Number of stores - end of period                                  347              314              347              314
Store selling square footage at quarter-end (sq. ft.)       1,547,947        1,294,858        1,547,947        1,294,858
Store leased square footage at quarter-end (sq. ft.)        2,396,370        2,008,683        2,396,370        2,008,683

Retail sales for the Second Quarter of 2000 increased 19.8% over retail sales for the Second Quarter of 1999 primarily due to new store openings in the last twelve months. During the Second Quarter of 2000, the Company opened 14 stores (9 large-format Williams-Sonoma, 3 large-format Pottery Barn, 1 Hold Everything and 1 Outlet), and closed 3 smaller stores (3 Williams-Sonoma). Total retail sales for Year-to-Date 2000 grew 21.7% over the same period of the prior year, primarily due to new store openings.

Comparable stores are defined as those whose gross square feet did not change by more than 20% in the previous 12 months and which have been open for at least 12 months. Comparable store sales are computed monthly for purposes of this analysis. Comparable store sales grew 7.0% for the Second Quarter of 2000 as compared to the same period of the prior year, and 8.0% for Year-to-Date 2000. Pottery Barn led the increase in both periods.

Large-format stores average 3,439 selling square feet for Williams-Sonoma and 7,250 selling square feet for Pottery Barn. As of the end of the Second Quarter of 2000, 242 stores (138 Williams-Sonoma and 104 Pottery Barn) were large-format, comprising 79.4% of the Company's total selling square footage. Large-format stores accounted for 78.7% of retail sales in the Second Quarter of 2000, as compared to 74.1% in the Second Quarter of 1999.

The Company intends to capitalize on the success of its Pottery Barn Kids catalog by opening seven retail stores in Fall 2000. By the end of fiscal 2000, the Company plans to increase leased square footage by approximately 20% as compared to fiscal year-end 1999.


DIRECT-TO-CUSTOMER SALES

                                                   Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                 ------------------------      ------------------------
                                                 July 30,       August 1,      July 30,       August 1,
                                                   2000           1999           2000           1999
                                                 --------       ---------      --------       ---------
Catalog sales                                    $130,742       $ 90,661       $273,199       $190.986
Internet sales                                      6,498            839         11,114            839
                                                 --------       --------       --------       --------
Total direct-to-customer sales                   $137,240       $ 91,500       $284,313       $191,825
Percent growth in direct-to-customer sales           50.0%          24.3%          48.2%          27.2%
Percent growth in number of catalogs mailed          45.7%          18.5%          24.5%          11.4%

Direct-to-customer sales increased 50.0% in the Second Quarter of 2000 and 24.3% in the Second Quarter of 1999, as compared to the same periods of the respective prior years. These increases were primarily due to the strength of Pottery Barn & Pottery Barn Kids. For Year-to-Date 2000, direct-to-customer sales increased 48.2%, also as a result of strong sales performance by Pottery Barn and Pottery Barn Kids.

Catalog

The Pottery Barn brand and its extensions (Pottery Barn Kids and Pottery Barn Bed + Bath) accounted for 84.5% of the growth in Second Quarter 2000 direct-to-customer sales, and the majority of the growth in the number of catalogs mailed. Management believes that the success of the Pottery Barn brand and its brand extensions reflects the Company's continuing investment in product design and quality, and the consumer recognition achieved through the Pottery Barn catalogs and design studio stores. The Company successfully introduced the Pottery Barn Bed + Bath catalog in May 2000.

In May 1999, the Company sold the assets of its Gardeners Eden catalog, and as a result recorded a $2,437,000 after-tax gain.

Internet

In June 1999, the Company launched its Williams-Sonoma Wedding and Gift Registry Web site, and in November 1999 launched its Williams-Sonoma e-commerce site. Combined sales from these sites were $6,498,000 in the Second Quarter of 2000 and $11,114,000 for Year-to-Date 2000. The Company unveiled its Pottery Barn e-commerce site in August 2000.


COST OF GOODS SOLD AND OCCUPANCY EXPENSES

Cost of goods sold and occupancy expenses expressed as a percentage of net sales for the Second Quarter of 2000 decreased 0.6 percentage points as compared to the same quarter of the prior year, to 62.3% from 62.9%. Merchandise margins improved slightly due to an improved cost of merchandise rate, partially offset by increased retail freight costs. Occupancy expenses expressed as a percentage of total sales improved, primarily due to increased sales volume.

For Year-to-Date 2000, cost of goods sold and occupancy expenses expressed as a percent of net sales decreased 0.9 percentage points, to 61.5% from 62.4%. This improvement was primarily driven by improved merchandise markup and a lower occupancy expense rate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses expressed as a percent of net sales increased by 0.6 percentage points to 34.6% in the Second Quarter of 2000 from 34.0% in the Second Quarter of 1999. For Year-to-Date 2000, the selling, general and administrative expense rate increased 0.6 percentage points to 35.6%. For both these periods, the increase in direct-to-customer business as a percentage of total sales resulted in a higher advertising expense rate, which was partially offset by improvements in shipping and other administrative costs.

INTEREST EXPENSE

Net interest expense increased $1,751,000, from $638,000 in the Second Quarter of 1999 to $2,389,000 in the Second Quarter of 2000, and increased $2,986,000 for Year-to-Date 2000. These increases resulted primarily from increased borrowings of $73,262,000 for the Company's purchase of a new corporate facility, discussed below.

INCOME TAXES

The Company's effective tax rate was 38.5% for Year-to-Date 2000 and 39.5% for Year-to-Date 1999. The reduction in the effective tax rate reflects decreases in state taxes resulting from revisions in the corporate structure which are being undertaken in order to conform more closely to the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

For Year-to-Date 2000, cash used in operating activities was $41,367,000 representing a decrease of $18,505,000 from the $59,872,000 of cash used in operating activities for the same period of 1999. This decrease is primarily attributable to a reduction in purchases of merchandise inventories and increased operating income, partially offset by increased cash used for accounts payable. Inventories for the period grew 25% compared to sales growth of 30%. This trend is consistent with the Company's objective to improve inventory turns relative to sales growth.

Net cash used in investing activities was $136,496,000 for Year-to-Date 2000 as compared to $45,274,000 for the same period of 1999. Year-to-Date 2000 purchases of property and equipment include approximately $73,303,000 (net of deposit) for the purchase of a 204,000 square-foot corporate facility. The new facility was purchased in February 2000 for the purpose of consolidating certain headquarters staff and to provide for future growth. Additional expenditures in fiscal 2000 include $33,200,000 for stores and $12,600,000 for systems development, including the Internet.

Year-to-Date 1999 expenditures were primarily for new stores and a new, leased retail distribution facility. These expenditures were partially offset with the proceeds from the sale of assets of the Gardeners Eden catalog in May of 1999.

For Year-to-Date 2000, cash provided by financing activities was $89,056,000, comprised primarily of proceeds from the line of credit financing, partially offset by repurchases of 825,200 shares of the Company's common stock for $18,535,000. For Year-to-Date 1999, cash provided by financing activities was $4,057,000, comprised primarily of proceeds from borrowings under the Company's line of credit facility, partially offset by cash used to repurchase shares of common stock.

As of July 30, 2000, the Company had $33,975,000 of outstanding borrowings under its syndicated line of credit facility, and $73,262,000 outstanding under a line of credit agreement with its lead bank. The latter agreement was added in February 2000 to finance the purchase of a new corporate facility in San Francisco.

On August 23, 2000, both of these debt facilities were repaid and replaced with a new debt agreement. The new debt agreement provides for $200,000,000 in cash advances, and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements and a prohibition on payment of cash dividends. Within the first two years of the agreement, the Company has the option of increasing the cash advance facility to a maximum of $250,000,000. The Company has a choice of interest rates between the bank's reference rate or LIBOR plus premium, as defined in the agreement. The agreement expires on August 23, 2003.

In addition, the Company had a $90,000,000 combined letter of credit and cash advance facility with its lead bank. Effective with the new debt agreement, this agreement was amended to eliminate the cash advance facility and reduce the letter of credit facility to $65,000,000. The amended agreement expires on October 31, 2000. The Company is currently in negotiations with several of its banks and expects to replace this facility by the end of the third quarter. As of July 30, 2000, $59,756,000 in letters of credit were outstanding under this facility.

IMPACT OF INFLATION

The impact of inflation on results of operations has not been significant.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on the Company's bank lines of credit are based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 95 basis points (a 10% change from the bank's reference rate as of July 30, 2000), the Company's results from operations and cash flows would not be materially affected.

In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

Foreign Currency Risks

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Shareholders was held on May 31, 2000.

(b) At the Company's 2000 Annual Meeting of Shareholders, the shareholders took the following actions:

     (I) The shareholders elected each of the following persons by the vote indicated to serve as a director of the Company until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified:

                       Name                For           Withheld
                       ----                ---           --------
               Charles E. Williams      44,959,430       1,267,843
               W. Howard Lester         41,879,073       4,348,200
               James A. McMahan         44,945,589       1,281,684
               Nathan Bessin            44,973,063       1,254,210
               Patrick J. Connolly      45,008,676       1,218,597
               Gary G. Friedman         45,007,551       1,219,722
               James M. Berry           44,982,633       1,244,640
               John E. Martin           39,556,031       6,671,242
               Adrian D.P. Bellamy      40,768,142       5,459,131
               Michael R. Lynch         45,010,144       1,217,129
               Edward A. Mueller        45,005,728       1,221,545


     (II) The shareholders approved and adopted, by the vote indicated, the amendment to the Company's restated bylaws to increase the authorized number of members of the Company's Board of Directors from not less than six and no more than eleven to not less than seven and no more than thirteen:

                             For            Against       Withheld
                             ---            -------       --------
                             37,006,020     88,509        29,066

     (III) The shareholders ratified by the vote indicated the selection of Deloitte & Touche LLP as the independent accountants for the Company's fiscal year ending January 28, 2001:

                             For            Against       Withheld
                             ---            -------       --------
                             46,204,473     17,675        5,125

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
------         -------------------

10.1           Amended and Restated Credit Agreement between the Company and
               Bank of America, National Association, dated August 23, 2000

27             Financial Data Schedule

(b) There have been no reports on Form 8-K filed during the quarter for which this report is being filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             WILLIAMS-SONOMA, INC.



                                             By: /s/ John W. Tate
                                                 -------------------------------
                                                 John W. Tate
                                                 Senior Vice President
                                                 Chief Financial Officer



Dated: September 12, 2000