Form 10-Q
period 2000-10-29
WILLIAMS SONOMA INC
filed 2000-12-13
CIK 719955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 29, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

                        Commission file number 000-12704

                             WILLIAMS-SONOMA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                California                                                        94-2203880
---------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)

3250 Van Ness Avenue, San Francisco, CA                                           94109
---------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                        (Zip Code)

Registrant's Telephone Number, Including Area Code (415) 421-7900


--------------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report.

     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]


     As of November 27, 2000, 56,787,865 shares of the Registrant's Common Stock were outstanding.

                             WILLIAMS-SONOMA, INC.
                              REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 29, 2000


                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                                PAGE
                                                                                ----
Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets                                 3
             October 29, 2000, January 30, 2000 and October 31, 1999

           Condensed Consolidated Statements of Operations
             Thirteen weeks ended October 29, 2000 and October 31, 1999
             Thirty-nine weeks ended October 29, 2000 and October 31, 1999

           Condensed Consolidated Statements of Cash Flows
             Thirty-nine weeks ended October 29, 2000 and October 31, 1999

           Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Results of Operations and       9
         Financial Condition

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             13

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      14

Item 6.  Exhibits and Reports on Form 8-K                                       14

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                        October 29,        January 30,       October 31,
                                                                           2000              2000              1999
                                                                        -----------        -----------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $  5,889           $ 92,843          $  4,791
   Accounts receivable, net                                               38,403             22,427            29,980
   Merchandise inventories                                               369,446            257,342           301,665
   Prepaid expenses and other assets                                      13,174             13,326            10,968
   Prepaid catalog expenses                                               29,002             14,677            27,068
   Deferred income taxes                                                   9,265              9,265             4,077
                                                                         -------          ---------         ---------
      Total current assets                                               465,179            409,880           378,549

Property and equipment, net                                              466,815            313,171           302,718
Investments and other assets, net                                          9,120             15,891             9,576
                                                                        --------          ---------         ---------
      Total assets                                                      $941,114           $738,942          $690,843
                                                                        ========          =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $135,215           $102,462          $106,115
   Accrued expenses                                                       36,340             33,971            21,750
   Line of credit                                                        173,700                  -            61,980
   Customer deposits                                                      45,009             40,087            30,515
   Income taxes payable                                                    2,628             26,062             6,481
   Current portion of long-term obligations                               12,196              5,839             5,966
   Other liabilities                                                      13,656              7,366             7,691
                                                                        --------          ---------         ---------
     Total current liabilities                                           418,744            215,787           240,498

Deferred lease credits                                                   103,877             90,873            85,610
Deferred income tax liabilities                                            8,520              8,520             3,339
Long-term debt                                                            23,000             35,466            35,497
Other liabilities                                                          5,782              4,987             4,709

Commitments and contingencies                                                  -                  -                 -

Shareholders' equity
   Common stock                                                          108,527            122,887           109,436
   Retained earnings                                                     272,664            260,422           211,754
                                                                        --------          ---------         ---------

      Total shareholders' equity                                         381,191            383,309           321,190
                                                                        --------          ---------         ---------

      Total liabilities and shareholders' equity                        $941,114           $738,942          $690,843
                                                                        ========          =========         =========

           See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)


                                            Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                          October 29,  October 31,   October 29,    October 31,
                                             2000        1999            2000          1999
                                          ----------    ----------   ------------   -----------
Net sales                                  $398,656      $324,148      $1,085,623     $846,823
Cost of goods sold and
 occupancy expenses                         238,489       192,748         660,845      518,720
                                           --------      --------      ----------     --------
     Gross margin                           160,167       131,400         424,778      328,103
Selling, general and
 administrative expenses                    152,843       114,880         397,694      298,062
Gain (loss) on sale of
  assets                                         --           (23)             --        3,977
Interest expense, net                         3,520         1,226           7,181        1,901
                                           --------      --------      ----------     --------
     Earnings before income taxes             3,804        15,271          19,903       32,117
Income taxes                                  1,464         6,032           7,662       12,686
                                           --------      --------      ----------     --------
     Net earnings                            $2,340        $9,239         $12,241      $19,431
                                           ========      ========      ==========     ========
Earnings per share:
     Basic                                    $0.04         $0.17           $0.22        $0.35
     Diluted                                  $0.04         $0.16           $0.21        $0.33
Shares used in calculation of
  earnings per share:
     Basic                                   55,717        55,827          55,931       55,761
     Diluted                                 58,440        58,908          58,291       58,502

           See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                      Thirty-Nine Weeks Ended
                                                     October 29,    October 31,
                                                        2000           1999
                                                      ---------      ---------
Cash flows from operating activities:
  Net earnings                                        $  12,241      $  19,431
  Adjustments to reconcile net earnings
  to net cash used in operating activities:
    Depreciation and amortization                        43,347         31,126
    Loss (gain) on disposal of assets                       700         (2,325)
    Amortization of deferred lease credits               (7,801)        (6,215)
    Other                                                    --            165

  Changes in:
    Accounts receivable                                 (15,976)        (9,898)
    Merchandise inventories                            (112,104)      (131,177)
    Prepaid catalog expenses                            (14,325)       (15,543)
    Prepaid expenses and other assets                       152         (1,983)
    Accounts payable                                     32,753         35,151
    Accrued expenses and other liabilities               15,338          2,858
    Deferred lease credits                               20,805         19,498
    Income taxes payable                                (23,434)       (13,048)
                                                      ---------      ---------
      Net cash used in operating activities             (48,304)       (71,960)
                                                      ---------      ---------

Cash flows from investing activities:
  Purchases of property and equipment                  (117,754)       (95,009)
  Purchase of corporate facilities, net of deposit      (73,324)            --
  Proceeds from sale of property and equipment               --         11,192
  Purchase of investment                                     --         (2,000)
  Other                                                    (805)          (130)
                                                      ---------      ---------
    Net cash used in investing activities              (191,883)       (85,947)
                                                      ---------      ---------

Cash flows from financing activities:
  Borrowings under line of credit                       477,080        132,850
  Repayments under line of credit                      (303,380)       (70,870)
  Repayment of long-term obligations                     (6,108)        (6,319)
  Proceeds from exercise of stock options                 4,176          4,467
  Repurchase of common stock                            (18,535)        (4,738)
                                                      ---------      ---------
    Net cash provided by financing activities           153,233         55,390
                                                      ---------      ---------

    Net decrease in cash and cash equivalents           (86,954)      (102,517)

    Cash and cash equivalents at beginning of period     92,843        107,308
                                                      ---------      ---------

    Cash and cash equivalents at end of period        $   5,889      $   4,791
                                                      =========      =========


           See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   Thirteen and Thirty-Nine Weeks Ended October 29, 2000 and October 31, 1999
                                  (Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of October 29, 2000 and October 31, 1999 and the condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended October 29, 2000 and October 31, 1999 have been prepared by Williams-Sonoma, Inc., without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine week periods then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries (the Company). Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 30, 2000, presented herein, has been derived from the audited balance sheet of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2000.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2000.

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This statement is effective for the Company's fiscal year beginning January 29, 2001. The Company is currently evaluating which impact, if any, the adoption of SFAS No. 133 will have on the Company's financial statements.

The results of operations for the thirteen and thirty-nine weeks ended October 29, 2000 are not necessarily indicative of the operating results of the full year.

NOTE B. DEBT

On August 23, 2000, the Company entered into a syndicated line of credit facility. The new facility repaid and replaced the Company's previous syndicated lead bank line of credit. The new agreement provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements and a prohibition on payment of cash dividends. Within the first two years of the agreement, the Company has the option of increasing the credit facility to a maximum of $250,000,000. The Company has a choice of interest rates between the bank's reference rate or LIBOR plus a premium, as defined in the agreement. The agreement expires on August 23, 2003. As of October 29, 2000, the Company had $173,700,000 of outstanding borrowings under this agreement at a weighted average interest rate of 7.6%.

Effective with the new credit agreement, the Company amended its letter of credit and cash advance facility agreement with its lead bank to eliminate the cash advance facility and reduce the letter of credit facility from $90,000,000 to $65,000,000. The expiration date of the amended agreement has been extended to August 1, 2001. As of October 29, 2000, $49,910,000 in letters of credit were outstanding under this facility.

NOTE C. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

                                                                      Weighted
                                                         Net          Average         Per Share
                                                       Earnings        Shares          Amounts
(Amounts in thousands, except per share amounts)       --------       --------        ---------
Thirteen weeks ended October 29, 2000
  Basic                                                $ 2,340         55,717           $ 0.04
                                                                                        ======
    Effect of dilutive stock options                         -          2,723
                                                       -------         ------
  Diluted                                              $ 2,340         58,440           $ 0.04
                                                       =======         ======           ======
Thirteen weeks ended October 31, 1999
  Basic                                                $ 9,239         55,827           $ 0.17
                                                                                        ======
    Effect of dilutive stock options                         -          3,081
                                                       -------         ------
  Diluted                                              $ 9,239         58,908           $ 0.16
                                                       =======         ======           ======
Thirty-Nine weeks ended October 29, 2000
  Basic                                                $12,241         55,931           $ 0.22
                                                                                        ======
    Effect of dilutive stock options                         -          2,360
                                                       -------         ------
  Diluted                                              $12,241         58,291           $ 0.21
                                                       =======         ======           ======
Thirty-Nine weeks ended October 31, 1999
  Basic                                                $19,431         55,761           $ 0.35
                                                                                        ======
    Effect of dilutive stock options                         -          2,741
                                                       -------         ------
  Diluted                                              $19,431         58,502           $ 0.33
                                                       =======         ======           ======

Options for which the exercise price was greater than the average market price of common shares for the period were not included in the computation of diluted earnings per share. These options to purchase shares were 280,000 and 15,000 for the thirteen weeks and 730,000 and 183,000 for the thirty-nine weeks ended October 29, 2000 and October 31, 1999, respectively.

NOTE D. SEGMENT REPORTING

Williams-Sonoma, Inc. has two reportable segments: retail and direct-to-customer. The retail segment sells products for the home through its four retail concepts: Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything. The direct-to-customer segment sells similar products through its six mail order catalogs, Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything and Chambers, and three e-commerce websites.

These reportable segments are strategic business units that offer similar home-centered products. They are managed separately because the business units utilize two distinct distribution and marketing strategies.

The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies. The Company uses earnings before unallocated corporate overhead, interest and taxes to evaluate segment profitability. Unallocated assets include corporate cash and cash equivalents, the net book value of corporate facilities and related information systems, deferred tax amounts and other corporate long-lived assets. For the thirty-nine weeks ended October 31, 1999, direct-to-customer earnings before income taxes includes the $4 million pre-tax gain from the sale of the Gardeners Eden catalog in May 1999.

SEGMENT INFORMATION

                                                         Direct-to-
Dollars in thousands                          Retail     Customer       Unallocated     Total
                                             --------    ----------     -----------    --------
Thirteen weeks ended October 29, 2000
  Revenues                                   $223,771    $174,885        $     --      $398,656
  Earnings before income taxes                 12,645      15,119         (23,960)        3,804


Thirteen weeks ended October 31, 1999
  Revenues                                   $189,732    $134,416        $     --      $324,148
  Earnings before income taxes                 12,052      21,195         (17,976)       15,271

                                                         Direct-to-
                                              Retail     Customer       Unallocated      Total
                                             --------    ----------     -----------    ----------
Thirty-Nine weeks ended October 29, 2000
  Revenues                                   $626,425    $459,198        $     --      $1,085,623
  Earnings before income taxes                 39,820      49,022         (68,939)         19,903

  Assets                                      586,381     195,749         158,984         941,114

Thirty-Nine weeks ended October 31, 1999
  Revenues                                   $520,583    $326,240        $     --      $  846,823
  Earnings before income taxes                 33,040      51,395         (52,318)         32,117

  Assets                                      446,693     185,156          58,994         690,843

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NET SALES

Net sales consists of the following components:

                                      Thirteen Weeks Ended                    Thirty-Nine Weeks Ended
Dollars in thousands          October 29, 2000    October 31, 1999     October 29, 2000     October 31, 1999
                              -----------------   -----------------   -------------------   -----------------
                                        % Total             % Total               % Total             % Total
Retail sales                  $223,771    56.1%   $189,732    58.5%   $  626,425    57.7%   $520,583    61.5%
Direct-to-customer sales       174,885    43.9%    134,416    41.5%      459,198    42.3%    326,240    38.5%
                              --------   ------   --------   ------   ----------   ------   --------   ------
  Total Net Sales             $398,656   100.0%   $324,148   100.0%   $1,085,623   100.0%   $846,823   100.0%

Net sales for Williams-Sonoma, Inc. and its subsidiaries (the Company) for the thirteen weeks ended October 29, 2000 (Third Quarter of 2000), were $398,656,000 -- an increase of $74,508,000 or 23.0% over net sales for the thirteen weeks ended October 31, 1999 (Third Quarter of 1999). Net sales for the thirty-nine week period ended October 29, 2000 (Year-to-Date 2000) were $1,085,623,000, an increase of $238,800,000 or 28.2% from the thirty-nine week period ended October 31, 1999 (Year-to-Date 1999). Direct-to-customer sales include catalog and Internet sales.

RETAIL SALES

                                                  Thirteen Weeks Ended              Thirty-Nine Weeks Ended
Dollars in thousands                       October 29, 2000  October 31, 1999  October 29, 2000  October 31, 1999
                                           ----------------  ----------------  ----------------  ----------------
Retail sales                                  $  223,771        $  189,732        $  626,425        $  520,583
Retail sales growth percentage                     17.9%             23.8%             20.3%             22.8%
Comparable store sales growth                       4.7%              9.6%              6.8%              7.9%
Number of stores -- beginning of period              347               314               344               298
Number of new stores                                  27                24                43                44
Number of closed stores                                4                 2                17                 6
Number of stores -- end of period                    370               336               370               336
Store selling square footage at
  quarter-end (sq. ft.)                        1,672,091         1,420,903         1,672,091         1,420,903
Store leased square footage at
  quarter-end (sq. ft.)                        2,588,938         2,197,588         2,588,938         2,197,588

Retail sales for the Third Quarter of 2000 increased 17.9% over retail sales for the Third Quarter of 1999 primarily due to new store openings in the last twelve months. During the Third Quarter of 2000, the Company opened 27 stores (13 large-format Williams-Sonoma, 11 large-format Pottery Barn, and 3 Pottery Barn Kids), and closed 4 smaller stores (1 Williams-Sonoma, 2 Pottery Barn and 1 Hold Everything). Total retail sales for Year-to-Date 2000 grew 20.3% over the same period of the prior year, primarily due to new store openings.

Comparable stores are defined as those whose gross square feet did not change by more than 20% in the previous 12 months and which have been open for at least 12 months. Comparable store sales are computed monthly for purposes of this analysis. Comparable store sales grew 4.7% for the Third Quarter of 2000 as compared to the same period of the prior year. For Year-to-Date 2000, comparable store sales increased 6.8% as compared to the same period of the prior year. Pottery Barn led the year-to-date increase.

Large-format stores, which enable the Company to more clearly display merchandise, average 3,442 selling square feet for Williams-Sonoma and 7,211 selling square feet for Pottery Barn. As of the end of the Third Quarter of 2000, 266 stores (151 Williams-Sonoma and 115 Pottery Barn) were large-format, comprising 80.7% of the Company's total selling square footage. Large-format stores accounted for 79.8% of retail sales in the Third Quarter of 2000, as compared to 76.1% in the Third Quarter of 1999.

The Company opened three Pottery Barn Kids retail stores in the Third Quarter of 2000 and will open an additional five stores in the fourth quarter. By the end of fiscal 2000, the Company plans to increase leased square footage by approximately 20% as compared to fiscal year-end 1999.

DIRECT-TO CUSTOMERS SALES

                                                    Thirteen Weeks Ended                    Thirty-Nine Weeks Ended
Dollars in thousands                      October 29, 2000  October 31, 1999      October 29, 2000  October 31, 1999
                                           ----------------------------------      ----------------------------------
Catalog sales                                  $156,988         $132,636               $430,187          $323,622
Internet sales                                   17,897            1,780                 29,011             2,618
                                               --------         --------               --------          --------
Total direct-to-customer sales                 $174,855         $134,416               $459,198          $326,240
Percent growth in direct-to-customer sales         30.1%            52.7%                  40.8%             36.6%
Percent growth in number of catalogs mailed        15.2%            28.4%                  26.0%             12.7%

Direct-to-customer sales increased 30.1% in the Third Quarter of 2000. This increase was primarily due to the strength of the Pottery Barn (including Pottery Barn Kids and Pottery Barn Bed + Bath) and Chambers brands and continued e-commerce success. For Year-to-Date 2000, direct-to-customer sales increased 40.8%, also as a result of strong sales performance by the Pottery Barn brand.

Catalog
The Pottery Barn brand (including Pottery Barn Kids and Pottery Barn Bed +
Bath) accounted for 57.7% of the growth in Third Quarter 2000 direct-to-customer sales, and the majority of the growth in the number of catalogs mailed. For Year-to-Date 2000, the Pottery Barn brand accounted for 80.5% of the direct-to-customer growth. Management believes that the success of the Pottery Barn brand reflects the Company's continuing investment in product design and quality, and the consumer recognition achieved through the Pottery Barn catalogs and design studio stores.

Internet
In June 1999, the Company launched its Williams-Sonoma Wedding and Gift Registry Web sites, and in November 1999 launched its Williams-Sonoma e-commerce site. The Company unveiled its Pottery Barn e-commerce site in August 2000. Combined sales from these sites were $17,897,000 in the Third Quarter of 2000 and $29,011,000 for Year-do-Date 2000, as compared to $1,780,000 in the Third Quarter of 1999 and $2,618,000 for Year-to-Date 1999.

COST OF GOODS SOLD AND OCCUPANCY EXPENSES

Cost of goods sold and occupancy expenses expressed as a percentage of net sales for the Third Quarter of 2000 increased 0.4 percentage points to 59.8% as compared to the same quarter of the prior year. Higher promotional activity and increased transportation costs from the distribution center to the stores more than offset the favorable impact of vertical integration and sourcing initiatives.

For Year-to-Date 2000, cost of goods sold and occupancy expenses expressed as a percent of net sales decreased 0.4 percentage points to. 60.9% versus the same period of the prior year. This improvement was primarily driven by improved merchandise markup and a lower occupancy expense rate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses expressed as a percent of net sales increased by 2.9 percentage points to 38.3% in the Third Quarter of 2000 from 35.4% in the Third Quarter of 1999. For Year-to-Date 2000, the selling, general and administrative expense rate increased 1.4 percentage points to 36.6%. For both of these periods, higher catalog advertising costs and an increase in the direct-to-customer business as a percentage of total sales resulted in a higher advertising expense rate. This increase was partially offset by the Company's implementation of controllable cost reduction programs.

INTEREST EXPENSE

Net interest expense increased $2,294,000, from $1,226,000 in the Third Quarter of 1999 to $3,520,000 in the Third Quarter of 2000, and increased $5,280,000 for Year-to-Date 2000. These increases resulted primarily from increased borrowings of $73,262,000 for the Company's purchase of a new corporate facility, discussed below.

INCOME TAXES

The Company's effective tax rate was 38.5% for Year-do-Date 2000 and 39.5% for Year-to-Date 1999. The reduction in the effective tax rate reflects decreases in state taxes resulting from revisions in the corporate legal structure which are being undertaken in order to conform more closely to the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

For Year-to-Date 2000, cash used in operating activities was $48,304,000 representing a decrease of $23,656,000 from the $71,960,000 of cash used in operating activities for the same period of 1999. This decrease is primarily attributable to a reduction in purchases of merchandise inventories as compared to the prior year. Inventories for the period grew 22% compared to sales growth of 28%. This trend is consistent with the Company's objective to improve inventory turns relative to sales growth.

Net cash used in investing activities was $191,883,000 for Year-to-Date 2000 as compared to $85,947,000 for the same period of 1999. Year-to-Date 2000 purchases of property and equipment include approximately $73,324,000, net of deposit, for the purchase of a 204,000 square foot corporate facility. The new facility was purchased in February 2000 for the purpose of consolidating certain headquarters staff and to provide for future growth. Additional expenditures in fiscal 2000 include $61,340,000 for stores, $23,090,000 for store systems upgrade and systems development, including the Internet, and $15,350,000 for distribution expansion.

Year-to-Date 1999 expenditures were primarily for new stores, warehouse and computer equipment in a new, leased retail distribution facility, and systems development. These expenditures were partially offset with the proceeds from the sale of assets of the Gardeners Eden catalog in May 1999.

For Year-to-Date 2000, cash provided by financing activities was $153,233,000, comprised primarily of proceeds from the line of credit financing, which includes the financing of the new corporate facility, partially offset by repurchases of 825,200 shares of the Company's common stock for $18,535,000. For Year-to-Date 1999, cash provided by financing activities was $55,390,000, comprised primarily of proceeds from borrowings under the Company's line of credit facility.

On August 23, 2000, the Company entered into a syndicated line of credit facility. The new facility repaid and replaced the Company's previous syndicated lead bank line of credit. The new agreement provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements and a prohibition on payment of cash dividends. Within the first two years of the agreement, the Company has the option of increasing the credit facility to a maximum of $250,000,000. The Company has a choice of interest rates between the bank's reference rate or LIBOR plus a premium, as defined in the agreement. The agreement expires on August 23, 2003. As of October 29, 2000, the Company had $173,700,000 of outstanding borrowings under this agreement at a weighted average interest rate of 7.6%.

Effective with the new credit agreement, the Company amended its letter of credit and cash advance facility agreement with its lead bank to eliminate the cash advance facility and reduce the letter of credit facility from $90,000,000 to $65,000,000. The expiration date of the amended agreement has been extended to August 1, 2001. As of October 29, 2000, $49,910,000 in letters of credit were outstanding under this facility.

IMPACT OF INFLATION

The impact of inflation on results of operations has not been significant.

SEASONALITY

The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and net earnings have been realized during the period from October through December, and levels of net sales and net earnings have generally been significantly lower during the period from January through September. The Company believes this is the general pattern associated with the direct-to-customer and retail industries. In anticipation of its peak season, the Company hires a substantial number of additional employees in its retail stores and direct-to-customer processing and distribution areas, and incurs significant fixed catalog production and mailing costs.

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. These risks and uncertainties include, without limitation, the following: the Company's ability to anticipate consumer preferences and buying trends; dependence on timely introduction and customer acceptance of its merchandise; timely and effective sourcing of its merchandise from its foreign and domestic vendors and delivery thereof through its supply chain to its stores and customers; successful catalog management, including timing, sizing and merchandising; construction and other delays in store openings; uncertainties in Internet marketing, infrastructure and regulation; changes in consumer spending based on weather, economic, competitive and other conditions beyond the Company's control; multi-channel and multi-brand complexities; effective inventory management commensurate with customer demand; dependence on external funding sources for operating funds; the Company's ability to control employment, occupancy and other operating costs; its ability to improve and control its systems and processes; and other risks and uncertainties contained in the Company's public announcements, reports to stockholders and filings with the Securities and Exchange Commission, including but not limited to the Company's most recent Annual Report on Form 10-K.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on the Company's bank lines of credit are based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 95 basis points (a 10% change from the bank's reference rate as of October 29, 2000), the Company's results from operations and cash flows would not be materially affected.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The Financial Data Schedule as of and for the thirty-nine weeks ended October 29, 2000, is filed as Exhibit 27 to this report on Form 10-Q.

(b) Reports on Form 8-K

    There have been no reports on Form 8-K filed during the quarter for which this report is being filed.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WILLIAMS-SONOMA, INC.


                                            By:  /s/ SHARON L. MCCOLLAM
                                                 ----------------------
                                                 Sharon L. McCollam
                                                 Senior Vice President
                                                 Chief Financial Officer

Dated: December 13, 2000

                                   EXHIBIT 27

                FINANCIAL DATA SCHEDULE (Electronic version only)

        This schedule is required in this format for electronic filing.