Form 10-K
period 2001-01-28
WILLIAMS SONOMA INC
filed 2001-04-26
CIK 719955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended January 28, 2001
                        Commission file number 001-14077

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

        Registrant's Telephone Number, Including Area Code (415) 421-7900

           Securities registered pursuant to Section 12(b) of the Act:

    Common Stock, $ .01 par value              New York Stock Exchange, Inc.
    -----------------------------        ---------------------------------------
           (Title of Class)              Name of Each Exchange where Registered)

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 27, 2001, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $1,277,981,574 using the closing sales price on this day of $29.30. It is assumed for purposes of this computation an affiliate includes all persons registered as Registrant insiders with the Securities and Exchange Commission, as well as the Registrant's Associate Stock Incentive Plan.

     As of March 27, 2001, 55,896,265 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting (the "Proxy Statement") in Part III have been incorporated herein by reference.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These risks and uncertainties include, without limitation, the following: the Company's ability to anticipate consumer preferences and buying trends; timely introduction and customer acceptance of the Company's merchandise; timely and effective sourcing of the Company's merchandise from its foreign and domestic vendors and delivery thereof through the Company's supply chain to its stores and customers; successful catalog management, including timing, sizing and merchandising; construction and other delays in store openings; uncertainties in Internet marketing, infrastructure and regulation; changes in consumer spending based on weather, economic, competitive and other conditions beyond the Company's control; multi-channel and multi-brand complexities; effective inventory management commensurate with customer demand; dependence on external funding sources for operating funds; the Company's ability to control employment, occupancy and other operating costs; the Company's ability to improve and control its systems and processes; and other risks and uncertainties contained in the Company's public announcements, reports to stockholders and SEC filings, including but not limited to Reports on Forms 10-K, 8-K and 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

                              WILLIAMS-SONOMA, INC.
                             FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED JANUARY 28, 2001

                                TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                                        PART I
Item 1.     Business                                                             4

Item 2.     Properties                                                           6

Item 3.     Legal Proceedings                                                    7

Item 4.     Submission of Matters to a Vote of Security Holders                  7

                                       PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters                                                  8

Item 6.     Selected Financial Data                                              9

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                               10

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk          14

Item 8.     Financial Statements and Supplementary Data                         15

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                29


                                       PART III

Item 10.    Directors and Executive Officers of the Registrant                  30

Item 11.    Executive Compensation                                              31

Item 12.    Security Ownership of Certain Beneficial Owners and Management      31

Item 13.    Certain Relationships and Related Transactions                      31

                                       PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K     32

                                     PART I

ITEM 1. BUSINESS

Williams-Sonoma, Inc. and its subsidiaries (the "Company") are specialty retailers of products for the home. The retail segment sells its products through its four retail concepts - Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything. The direct-to-customer segment sells similar products through its six direct-mail catalogs -Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything and Chambers -- and three e-commerce websites. Based on net revenues in fiscal 2000, retail accounted for 57.2% of the business and direct-to-customer accounted for 42.8%. The principal concepts in both retail and direct-to-customer are Williams-Sonoma and Pottery Barn, which sell cookware essentials and contemporary tableware and home furnishings, respectively.

The Company was founded in 1956 with the opening of its first store in Sonoma, California by Charles E. Williams, currently Vice Chairman and a director of the Company. Today, the Williams-Sonoma stores offer a wide selection of culinary and serving equipment, including cookware, cookbooks, cutlery, informal dinnerware, glassware and table linen. In addition, these stores carry a variety of quality foods, including a line of Williams-Sonoma food products, such as gourmet coffees and pasta sauces. The Company's direct-to-customer business began in 1972 when it introduced its flagship catalog, "A Catalog for Cooks," which markets the Williams-Sonoma brand.

In 1982, the Company expanded into areas of the home-centered business beyond kitchen products by acquiring Gardeners Eden. In May 1999, the Company sold assets of the Gardeners Eden catalog to allow greater focus on the Company's existing brands and Internet development. As a result of the sale, the Company recognized a $3,962,000 pre-tax gain ($2,437,000 after-tax).

In 1983, the Company internally developed the Hold Everything catalog to offer innovative solutions for household storage needs by providing efficient organization solutions for every room in the house. The first Hold Everything store was opened in 1985.

In 1986, the Company acquired Pottery Barn, a present retailer and direct-to-customer merchandiser featuring a large assortment of items in casual home furnishings, flatware and table accessories from around the world that are designed internally to be combined to create a dynamic look in the home and in 1989, the Company developed Chambers, a mail order merchandiser of high quality linens, towels, robes, soaps and accessories for the bed and bath.

In 1999, the Company launched the Pottery Barn Kids catalog on the belief that there was a void in the market place for well-made and stylish children's furnishings and in 2000, the Company opened its first Pottery Barn Kids stores across the United States. In 2000, the Company also created Pottery Barn Bed + Bath, a catalog dedicated to bed and bath products, and entered the magazine publishing world with the launch of Williams-Sonoma Taste magazine which features articles on cooking, entertainment and travel.

In 1999, the Company launched both its Williams-Sonoma Internet wedding and gift registry website and its Williams-Sonoma e-commerce site. The Pottery Barn website was introduced in 2000. The Company expects to launch three new direct-to-customer growth initiatives in fiscal 2001 including a Pottery Barn Kids e-commerce website, a Pottery Barn gift registry website and a Pottery Barn Kids gift registry website. In 2001, the Company intends to open five retail stores in Toronto, Canada.

The Company plans to test a new catalog called "Elm Street" in the Spring of 2002. If the test is successful, the Company will consider expanding the concept at retail in 2003.

RETAIL STORES

The retail segment has four merchandising concepts - Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything. As of January 28, 2001, the Company operated 382 retail stores, located in 39 states and Washington DC. This represents 200 Williams-Sonoma, 136 Pottery Barn, 8 Pottery Barn Kids, 26 Hold Everything, and 12 outlet stores, of which 155 Williams-Sonoma and 124 Pottery Barn stores are large-format. The prototypical large-format stores in fiscal 2000 range from 5,300 -- 9,800 selling square feet for Pottery Barn stores, and 2,600 -- 6,600 selling square feet for Williams-Sonoma stores and enable the Company to more clearly display merchandise. Large-format stores accounted for 80% of retail sales in fiscal 2000, as compared to 76% in fiscal 1999. In fiscal 2001, the Company plans to increase leased square footage by approximately 15%.

DIRECT-TO-CUSTOMER OPERATIONS

The direct-to-customer segment has six merchandising concepts -- Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything and Chambers. Of these six merchandising concepts, Pottery Barn has been the major source of sales growth in the direct-to-customer segment for the last several years. With the addition of Pottery Barn Kids in fiscal 1999, Pottery Barn Bed + Bath in fiscal 2000, and one e-commerce website (www.potterybarn.com) in fiscal 2000, the Pottery Barn brand grew 47.2% in fiscal 2000 over fiscal 1999. The Pottery Barn Bed + Bath catalog and Pottery Barn e-commerce website represented 29.7% of fiscal 2000 direct-to-customer revenue growth and 33.1% of fiscal 2000 Pottery Barn brand growth. Management believes that the success of the Pottery Barn brand reflects the Company's continuing investment in product design and quality and the consumer recognition achieved through its Pottery Barn catalogs, website and design studio stores.

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

SUPPLIERS

The Company purchases its merchandise from numerous foreign and domestic manufacturers and importers, none of which accounted for more than 4% of purchases during fiscal 2000. Approximately 54% of the Company's payments for merchandise in fiscal 2000 were to foreign vendors, most of which are located in Europe and Asia. Substantially all of the Company's foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

The Company cannot predict whether any of the countries in which its products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. government, including the likelihood, type or effect of any such restrictions. Any event causing a sudden disruption of imports from foreign vendors, including the imposition of additional import restrictions, as well as increased tariffs or quotas, or both, against home-centered items could increase the cost or reduce the supply of merchandise available to the Company and adversely affect the Company's business, financial condition and results of operations. The Company's sourcing strategy includes relationships with manufacturers in over 40 countries. These sourcing operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

COMPETITION AND SEASONALITY

The specialty retail business is highly competitive. The Company's specialty retail stores, mail order catalogs and the Internet compete with other retail stores, including specialty stores and department stores, other mail order catalogs and other e-commerce websites. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors and an increase in competition from established companies. The Company competes on the basis of the quality of its merchandise, service to its customers and its proprietary customer list.

The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's revenues and net earnings have been realized during the period from October through December, and levels of net revenues and net earnings have generally been significantly lower during the period from January through September. The Company believes this is the general pattern associated with the direct-to-customer and retail industries. In anticipation of its peak season, the Company hires a substantial number of additional employees in its retail stores and direct-to-customer processing and distribution areas, and incurs significant fixed catalog production and mailing costs.

PATENTS, TRADEMARKS, COPYRIGHTS AND DOMAIN NAMES

Williams-Sonoma, Inc. owns and/or has applied to register over one hundred trademarks and service marks in the United States, Canada and in approximately 35 additional countries throughout the world. Exclusive rights to the trademarks and service marks in the United States are held by Williams-Sonoma, Inc. and are used by its subsidiaries under license. These marks include brand names for products as well as house marks for the subsidiaries and their signature publications and web sites. The house marks in particular, including "Williams-Sonoma," the Williams-Sonoma Grand Cuisine Logo, "Pottery Barn," "Hold Everything," "Chambers," and the new "Pottery Barn Kids," are of material importance to the Company. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. Williams-Sonoma, Inc. also owns numerous copyrights and exclusive trade dress rights for Company products, product packaging, catalogs, books, house publications and web designs, among other things, which are also used by its subsidiaries under license. Williams-Sonoma, Inc. also holds patents on certain product functions and product designs. In addition, Williams-Sonoma, Inc. has registered and maintains numerous Internet domain names, including "williams-sonoma.com," "wsweddings.com," "potterybarn.com," and "potterybarnkids.com." Collectively, the copyrights, trade dress rights, patents and domain names currently held by Williams-Sonoma, Inc. are of material importance to the Company.

EMPLOYEES

At January 28, 2001, the Company employed approximately 22,000 persons, approximately 5,600 of whom were full-time employees. During the fiscal 2000 peak season the Company hired approximately 10,000 temporary employees in its stores and in its direct-to-customer processing and distribution areas.

ITEM 2. PROPERTIES

The Company's net selling area, at January 28, 2001, totaled approximately 1,764,000 square feet of lease space for 382 stores compared to approximately 1,497,000 square feet for 344 stores at the end of the prior year. All of the existing stores are leased by the Company with original terms ranging generally from 3 to 23 years. Most store leases require the payment of minimum rentals against percentage rentals based on store sales. Certain leases contain renewal options for periods of up to 20 years. (See Note D to the Company's Consolidated Financial Statements.)

The Company leases distribution facilities in the following locations:

             Location                             Square Footage (Approximate)
             --------                             ----------------------------

             Olive Branch, Mississippi            2,181,000 square feet

             Memphis, Tennessee                   1,401,000 square feet

Two of the Company's distribution facilities are leased from two partnerships whose partners include directors, executive officers and/or significant shareholders of the Company. (See Note E to the Company's Consolidated Financial Statements.)

The Company leases build-to-suit call centers in the following locations:

             Location                             Square Footage (Approximate)
             --------                             ----------------------------

             Las Vegas, Nevada                    36,000 square feet

             Oklahoma City, Oklahoma              36,000 square feet

             Camp Hill, Pennsylvania              38,000 square feet

The Company's corporate facilities are located in San Francisco, California. The Company's primary headquarters, consisting of 107,000 square feet, was purchased in 1993 and will increase by approximately 16,000 square feet upon the summer 2001 completion of expansion renovations. In February 2000, the Company purchased a 204,000 square foot facility in San Francisco, California for the purpose of consolidating certain headquarters staff and to provide for future growth.

The Company also leases office, warehouse, design/photo studio and data center space in the following locations:

             Location                             Square Footage (Approximate)
             --------                             ----------------------------

             San Francisco, California            235,000 square feet

             Rocklin, California                  15,000 square feet


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the 2000 fiscal year.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

Williams-Sonoma's common stock is traded on the New York Stock Exchange (NYSE) under the symbol WSM. The following table sets forth the high and low closing prices on the NYSE for the periods indicated.

Fiscal 2000                                High           Low
                                           ----           ---
     1st Quarter                         $  34.63      $  18.94
     2nd Quarter                         $  40.44      $  26.00
     3rd Quarter                         $  44.75      $  18.19
     4th Quarter                         $  27.63      $  16.19

Fiscal 1999                                High           Low
                                           ----           ---
     1st Quarter                         $  38.50      $  25.63
     2nd Quarter                         $  38.38      $  26.00
     3rd Quarter                         $  53.75      $  34.31
     4th Quarter                         $  59.19      $  31.13


The closing sales price of the Company's common stock on the NYSE on March 27, 2001 was $29.30.

SHAREHOLDERS

The number of shareholders of record as of March 27, 2001 was approximately 565. This number excludes shareholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

The Company has never declared or paid a cash dividend on its common stock. In addition, the Company is prohibited from doing so by certain covenants in its bank line of credit. (See Note B to the Company's Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                        Five-Year Selected Financial Data


Dollars and amounts in thousands except percentages,
per share amounts and retail stores data             Jan. 28, 2001   Jan. 30, 2000   Jan. 31, 1999   Feb. 1, 1998   Feb. 2, 1997(4)
                                                     -------------   -------------   -------------   ------------    -------------
Results of Operations
   Net revenues(1)                                    $1,829,483      $1,460,000      $1,160,909      $ 984,367       $ 858,214
   Gross margin(1),(2)                                   693,628         567,027         450,208         376,446         315,059
   Earnings before income taxes                           92,329         110,721          90,745          70,022          39,197
   Net earnings                                           56,782          68,100          54,897          41,347          22,742
   Basic net earnings per share(3)                          1.02            1.22            1.01             .81             .45
   Diluted net earnings per share(3)                   $     .99       $    1.16       $     .96       $     .75       $     .43
   Gross margin as a percent of net revenues                37.9%           38.8%           38.8%           38.2%           36.7%
   Operating margin as a percent of net revenues             5.4%            7.5%            7.9%            7.5%            5.1%
Financial Position
   Working capital                                     $  81,623       $ 194,093       $ 172,866       $ 134,524       $  96,568
   Long-term debt and other long-term obligations         28,267          40,453          44,649          89,789          89,319
   Total assets                                        $ 891,928       $ 738,942       $ 576,245       $ 477,229       $ 404,417
   Return on assets                                          7.5%           10.6%           10.6%            9.9%            7.1%
   Shareholders' equity                                $ 427,458       $ 383,309       $ 302,030       $ 193,198       $ 146,038
   Shareholders' equity per share (book value)(3)      $    7.66       $    6.80       $    5.42       $    3.74       $    2.86
   Return on equity                                         14.0%           19.9%           22.2%           24.4%           17.0%
   Debt-to-equity ratio                                      8.3%           10.8%           15.8%           45.8%           61.0%
Retail Stores
     Store count
          Williams-Sonoma:                                   200             185             163             152             145
                 Classic                                      45              57              65              78              89
                 Grande Cuisine                              155             128              98              74              56
           Pottery Barn:                                     136             117              96              88              76
                 Classic                                      12              17              19              34              43
                 Design Studio                               124             100              77              54              33
           Pottery Barn Kids                                   8               -               -               -               -
           Hold Everything                                    26              32              33              32              32
           Outlets                                            12              10               6               4               3
   Number of stores at year-end                              382             344             298             276             256
   Comparable store sales growth                             5.5%            6.4%            5.0%            2.8%            4.6%
   Store selling area at year-end (sq. ft.)            1,764,264       1,497,382       1,217,047       1,015,778         839,112
   Gross leasable area at year-end (sq. ft.)           2,752,579       2,308,488       1,887,560       1,553,137       1,264,531
Direct-to-Customer Sales(5)
   Catalogs mailed in year                               233,199         191,810         163,067         154,475         136,489
   Direct-to-customer sales growth                          33.1%           34.2%           15.7%           11.2%           19.1%
   Direct-to-customer sales as percent of net sales         39.7%           37.2%           34.8%           35.5%           36.7%


The information set forth above is not necessarily indicative of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto in this Annual Report on Form 10-K.



(1) Includes reclassification of shipping fees of $76,007, $56,955, $51,110 and $46,456 for the years ended January 30, 2000, January 31, 1999, February 1, 1998 and February 2, 1997, respectively.

(2) Includes reclassification of shipping costs of $80,007, $59,759, $51,145 and $49,976 for the years ended January 30, 2000, January 31, 1999, February 1, 1998 and February 2, 1997, respectively.

(3) Per share amounts have been restated to reflect the 2-for-1 stock split in May 1998.

(4)  The year ended February 2, 1997 includes 53 weeks.

(5)  Direct-to-customer sales include catalog and Internet sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Williams-Sonoma, Inc. and its subsidiaries (the Company) are specialty retailers of products for the home. The retail segment sells its products through its four retail concepts -- Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything. The direct-to-customer segment sells similar products through its six direct-mail catalogs - Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything and Chambers - and three e-commerce websites. The principal concepts in both retail and direct-to-customer are Williams-Sonoma and Pottery Barn, which sell cookware essentials and contemporary tableware and home furnishings, respectively. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto.

                              Results of Operations

NET REVENUES

Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Direct-to-customer sales include catalog and Internet sales. Shipping fees consist of revenue received from customers for delivery of merchandise.

The following table summarizes the Company's net revenues for each of the 52 weeks ended January 28, 2001 ("fiscal 2000"), January 30, 2000 ("fiscal 1999") and January 31, 1999 ("fiscal 1998").

                                        Year Ended                       Year Ended                      Year Ended
Dollars in thousands                   Jan. 28, 2001      % Total       Jan. 30, 2000     % Total       Jan. 31, 1999     % Total
                                       -------------      -------       -------------     -------       -------------     -------
Retail sales                             $1,039,312         56.8%          $869,078         59.5%          $720,320        62.1%
Direct-to-customer sales                    685,202         37.5%           514,915         35.3%           383,634        33.0%
Shipping fees                               104,969          5.7%            76,007          5.2%            56,955         4.9%
Net revenues                             $1,829,483        100.0%        $1,460,000        100.0%        $1,160,909       100.0%

Net revenues for fiscal 2000 were $1,829,483,000 -- an increase of $369,483,000 (25.3%) over net revenues for fiscal 1999. Net revenues for fiscal 1999 increased $299,091,000 (25.8%) over net revenues for fiscal 1998. The increases in both years were primarily due to new stores and the growth of the Pottery Barn brand in the direct-to-customer segment.

RETAIL REVENUES

                                                                                   Year Ended
Dollars in thousands                                           Jan. 28, 2001      Jan. 30, 2000      Jan. 31, 1999
                                                               -------------      -------------      -------------
Retail sales                                                   $  1,039,312       $    869,078       $    720,320
Shipping fees                                                         6,285              5,812              5,019
Total retail revenues                                          $  1,045,597       $    874,890       $    725,339
Percent growth in retail sales                                         19.6%              20.7%              19.7%
Percent growth in comparable store sales                                5.5%               6.4%               5.0%
Number of stores - beginning of year                                    344                298                276
Number of new stores                                                     62                 58                 57
Number of closed stores                                                  24                 12                 35
Number of stores - end of year                                          382                344                298
Store selling square footage at fiscal year-end (sq. ft.)         1,764,264          1,497,382          1,217,047
Store leased square footage at fiscal year-end (sq. ft.)          2,752,579          2,308,488          1,887,560

Retail revenues for fiscal 2000 increased $170,707,000 (19.5%) over retail revenues for fiscal 1999 primarily due to new store openings. As of January 28, 2001, the Company operated 382 stores in 39 states and Washington DC. During fiscal 2000, the Company opened 62 stores (27 large-format Williams-Sonoma, 24 large-format Pottery Barn, 8 Pottery Barn Kids, 1 Hold Everything and 2 Outlets) and closed 24 smaller stores (12 Williams-Sonoma, 5 Pottery Barn and 7 Hold Everything). Pottery Barn accounted for 53.6% of the growth in retail revenues from fiscal 1999 to fiscal 2000. The Pottery Barn Kids retail stores debuted in the third and fourth quarters of fiscal 2000 and exceeded the Company's initial sales plan. The Company expects to open approximately 16 new Pottery Barn Kids retail stores in fiscal 2001.

Retail revenues in fiscal 1999 increased $149,551,000 (20.6%) to $874,890,000 over retail revenues in fiscal 1998, principally due to a net increase of 46 stores. Pottery Barn accounted for 58.2% of the growth in retail revenues from fiscal 1998 to fiscal 1999.

Comparable stores are defined as those whose gross square feet did not change by more than 20% in the previous 12 months and which have been open for at least 12 months without closure for seven or more consecutive days. Comparable store sales are computed monthly for purposes of this analysis. Comparable store sales grew 5.5% in fiscal 2000 and 6.4% in fiscal 1999. Pottery Barn and Williams-Sonoma, the Company's primary concepts, delivered mid-single digit comparable store sales growth in both fiscal 2000 and fiscal 1999.

The prototypical large-format stores in fiscal 2000 range from 5,300 -- 9,800 selling square feet (9,100 -- 16,800 gross square feet) for Pottery Barn stores and 2,600 -- 6,600 selling square feet (4,200 -- 8,800 gross square feet) for Williams-Sonoma. As of the end of fiscal 2000, 279 stores (155 Williams-Sonoma and 124 Pottery Barn) were large-format, comprising 81% of the Company's total selling square footage. Large-format stores accounted for 80% of retail sales in fiscal 2000, as compared to 76% in fiscal 1999. In fiscal 2001, the Company plans to increase leased square footage by approximately 15%.


DIRECT-TO-CUSTOMER REVENUES

                                                                                          Year Ended
Dollars in thousands                                           Jan. 28, 2001             Jan. 30, 2000           Jan. 31, 1999
                                                               -------------             -------------           -------------
Catalog sales                                                       $628,176                   $504,967               $383,634
Internet sales                                                        57,026                      9,948                      -
Total direct-to-customer sales                                       685,202                    514,915                383,634
Shipping fees                                                         98,684                     70,195                 51,936
Total direct-to-customer revenues                                   $783,886                   $585,110               $435,570
Percent growth in direct-to-customer sales                             33.1%                      34.2%                  15.7%
Percent growth in number of catalogs mailed                            22.7%                      17.6%                   5.6%

Direct-to-customer revenues of $783,886,000 in fiscal 2000 increased $198,776,000 or 34.0% over direct-to-customer revenues in fiscal 1999 primarily due to strong growth in the Pottery Barn brand. Revenues in the Pottery Barn brand, including three catalogs (Pottery Barn, Pottery Barn Kids and Pottery Barn Bed + Bath) and one e-commerce website (www.potterybarn.com) grew 47.2% in fiscal 2000 over fiscal 1999. The Pottery Barn Bed + Bath catalog and Pottery Barn e-commerce website were both launched in fiscal 2000 and represented 29.7% of fiscal 2000 direct-to-customer revenue growth and 33.1% of fiscal 2000 Pottery Barn brand growth. Management believes that the success of the Pottery Barn brand reflects the Company's continuing investment in product design and quality and the consumer recognition achieved through its Pottery Barn catalogs, website and design studio stores. The Company expects to launch three new direct-to-customer growth initiatives in fiscal 2001 including a Pottery Barn Kids e-commerce website in second quarter 2001, a Pottery Barn gift registry website in third quarter 2001 and a Pottery Barn Kids gift registry website in third quarter 2001.

Excluding the Gardeners Eden catalog, which was sold in May 1999, direct-to-customer revenues in fiscal 1999 of $581,608,000 grew $171,409,000 or 41.8% over direct-to-customer revenues in fiscal 1998 primarily due to strong growth in the Pottery Barn and Pottery Barn Kids catalogs. The year-over-year revenue increase in the Pottery Barn and Pottery Barn Kids catalogs was 68.0% and represented 89.2% of direct-to-customer revenue growth (excluding Gardeners
Eden) in fiscal 1999 over fiscal 1998. Pottery Barn Kids (introduced in January
1999) contributed over 33% of the fiscal 1999 year-over-year direct-to-customer revenue growth.

In 1999, the Company sold assets of the Gardeners Eden catalog to allow greater focus on the Company's existing brands and Internet development. As a result of the sale, the Company recognized a $3,962,000 pre-tax gain ($2,437,000 after tax). Net revenues of the Gardeners Eden catalog were $3,502,000 and $25,371,000 in fiscal 1999 and fiscal 1998, respectively.


COST OF GOODS SOLD

                                             Year Ended        % Net       Year Ended       % Net        Year Ended       % Net
Dollars in thousands                        Jan. 28, 2001     Revenues    Jan. 30, 2000    Revenues     Jan. 31, 1999    Revenues
                                            -------------     --------    -------------    --------     -------------    --------
Cost of goods and occupancy expenses          $1,026,681        56.1%         $812,966        55.7%        $650,942        56.1%
Shipping costs                                   109,174         6.0%           80,007         5.5%          59,759         5.1%
Total cost of goods sold                      $1,135,855        62.1%         $892,973        61.2%        $710,701        61.2%

Cost of goods and occupancy expenses increased $213,715,000 to $1,026,681,000 in fiscal 2000 from $812,966,000 in fiscal 1999. Cost of goods and occupancy expenses expressed as a percent of net revenues for fiscal 2000 increased 0.4 percentage points to 56.1% from 55.7% in fiscal 1999, principally due to significant promotional activity in the third and fourth quarters and higher inventory shrinkage, damage and obsolescence costs.

Cost of goods and occupancy expenses increased $162,024,000 in fiscal 1999 from $650,942,000 in fiscal 1998. Cost of goods and occupancy expenses expressed as a percent of net revenues for fiscal 1999 decreased 0.4 percentage points to 55.7% from 56.1%, primarily due to a lower cost of merchandise.

Shipping costs increased $29,167,000 and $20,248,000 in fiscal 2000 and fiscal 1999, respectively, as compared to the respective prior years. Shipping costs as a percentage of net revenues increased to 6.0% in fiscal 2000 from 5.5% and 5.1% in fiscal 1999 and fiscal 1998, respectively. This growth trend in shipping costs as a percentage of net revenues is consistent with an increasing percentage of direct-to-customer revenue to total Company revenue and a continued rise in the number of furniture and dimensionally larger products being shipped to customers at a higher cost.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $136,289,000 to $594,112,000 in fiscal 2000 from $457,823,000 in fiscal 1999. Selling, general and administrative expenses expressed as a percent of net revenues increased 1.1 percentage points in fiscal 2000 to 32.5% from 31.4% in fiscal 1999, primarily due to increased catalog costs as a percentage of net revenues. The increased percentage was primarily due to lower than anticipated direct-to-customer demand in the second half of fiscal 2000.

Selling, general and administrative expenses increased $99,723,000 in fiscal 1999 from $358,100,000 in fiscal 1998. In fiscal 1999, selling, general and administrative expenses as a percent of net revenues increased 0.6 percentage points, from 30.8% in fiscal 1998 to 31.4%. The increase was principally due to higher employment costs resulting from higher than planned direct-to-customer demand in the fourth quarter, resulting in labor inefficiencies at the Company's direct-to-customer distribution facility.


INTEREST EXPENSE - NET

Net interest expense increased $4,742,000, from $2,445,000 in fiscal 1999 to $7,187,000 in fiscal 2000, principally due to increased borrowings to finance the Company's purchase of new corporate facilities, discussed below. Net interest expense in fiscal 1999 increased $1,082,000 over net interest expense in fiscal 1998, primarily as a result of reduced short-term investment income due to increased capital spending on distribution facilities and systems development.


INCOME TAXES

The Company's effective tax rate was 38.5% for fiscal 2000 and fiscal 1999, as compared to 39.5% in fiscal 1998. These reductions in the effective tax rate since fiscal 1998 reflect decreases in state taxes resulting from revisions in the corporate legal structure which have been undertaken in order to conform more closely to the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

For fiscal 2000, net cash provided by operating activities increased $75,608,000 to $181,329,000 from $105,721,000 in fiscal 1999. The fiscal 2000 increase in operating cash is primarily attributable to slower growth of merchandise inventory and significant increases in accounts payable and accrued expenses.

In fiscal 1999, net cash provided by operating activities increased $25,994,000 to $105,721,000 from $79,727,000 in fiscal 1998. The fiscal 1999 increase in operating cash is primarily attributable to an increase in net earnings. Additionally, significant increases in merchandise inventories were mostly offset by increases in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities was $233,380,000 for fiscal 2000 as compared to $116,400,000 in fiscal 1999. Fiscal 2000 purchases of property and equipment were $161,549,000, which includes approximately $99,876,000 for stores, $28,515,000 for the upgrade of store systems and other systems development projects (including the Internet), $15,621,000 for distribution capacity expansion, $9,752,000 for corporate facilities and $4,978,000 for a new call center. Additionally, in February 2000, the Company purchased a 204,000 square foot corporate office facility in San Francisco, California, for the purpose of consolidating certain headquarters staff and to provide for future growth. The total purchase price of the corporate facility was approximately $73,300,000 plus a deposit of $7,500,000 paid in fiscal 1999.

Net cash used in investing activities increased $39,672,000 in fiscal 1999 to $116,400,000 from $76,728,000 in fiscal 1998. The fiscal 1999 expenditures were primarily for stores, warehouse equipment, computer equipment and systems development (including the Internet), offset by net proceeds from the sale of the assets of Gardeners Eden catalog.

Gross capital expenditures in fiscal 2001 are projected to be approximately $135,000,000 to $150,000,000, including $70,000,000 to $75,000,000 for stores,
$50,000,000 to $60,000,000 for systems development (including the Internet) and approximately $15,000,000 for distribution capacity expansion and other infrastructure projects.

For fiscal 2000 and fiscal 1999, cash used in financing activities was $21,062,000 and $3,786,000, respectively, comprised primarily of repayment of long-term debt and repurchases of the Company's common stock, partially offset by proceeds from stock option exercises. In fiscal 2000, the Company repurchased 825,200 shares of its common stock for approximately $18,535,000. In fiscal 1999, the Company repurchased 166,000 shares of its common stock for approximately $4,738,000.

For fiscal 1998, cash provided by financing activities was $7,095,000 principally due to proceeds from the exercise of stock options.

On August 23, 2000, the Company entered into a new line of credit facility. The facility repaid and replaced the Company's previous bank line of credit. The new agreement provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements and a prohibition on payment of cash dividends. Within the first two years of the agreement, the Company may request that the lenders under the credit facility increase the maximum availability to $250,000,000. The Company may elect interest rates calculated by reference to the agent's internal reference rate or LIBOR plus a margin based on the Company's leverage ratio or, for advances under $10,000,000, IBOR plus a margin based on the Company's leverage ratio. The agreement expires on August 23, 2003. As of January 28, 2001, the Company had no borrowings outstanding under the line of credit facility.

Additionally, the Company amended its letter of credit and cash advance facility agreement with its bank to eliminate the cash advance facility and reduce the letter of credit facility from $90,000,000 to $65,000,000. The expiration of the amended agreement has been extended to August 1, 2001. As of January 28, 2001, $34,060,000 was outstanding under this letter of credit facility. By the end of the third quarter of fiscal 2001, the Company expects to replace its current letter of credit agreement in order to meet increased working capital needs associated with the Company's growth plans.

The Company believes that its available cash, cash equivalents, cash flow from operations and credit facilities will be sufficient to finance operations and capital requirements for at least the next twelve months.

IMPACT OF INFLATION

The impact of inflation on results of operations has not been significant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk
The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 67 basis points (a 10% change in the associated debt's variable rate as of January 28, 2001), the Company's results from operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

Foreign Currency Risks
The Company enters into a significant amount of purchase obligations outside of the U.S. which are primarily settled in U.S. dollars and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial. The Company intends to open five stores in Toronto, Canada during the third quarter of 2001. As of January 28, 2001, the Company had deposits totaling 835,000 Canadian dollars in a Canadian bank account to support this effort.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       Consolidated Statements of Earnings


                                                                                Year Ended
Dollars and shares in thousands, except per share amounts      Jan. 28, 2001   Jan. 30, 2000   Jan. 31, 1999
                                                               -------------   -------------   -------------
Net revenues                                                     $1,829,483      $1,460,000      $1,160,909

Cost of goods sold                                                1,135,855         892,973         710,701

        Gross margin                                                693,628         567,027         450,208

Selling, general and administrative expenses                        594,112         457,823         358,100

Gain on sale of Gardeners Eden                                            -           3,962               -

Interest expense -- net                                               7,187           2,445           1,363

         Earnings before income taxes                                92,329         110,721          90,745

Income taxes                                                         35,547          42,621          35,848

          Net earnings                                           $   56,782      $   68,100      $   54,897

Basic earnings per share                                         $     1.02      $     1.22      $     1.01
Diluted earnings per share                                       $      .99      $     1.16      $      .96

Shares used in calculation of earnings per share:
   Basic                                                             55,900          55,817          54,267
   Diluted                                                           57,460          58,612          57,655


See Notes to Consolidated Financial Statements.

                           Consolidated Balance Sheets



Dollars in thousands, except per share amounts                                      Jan. 28, 2001      Jan. 30, 2000
                                                                                    -------------      -------------
ASSETS

Current assets
     Cash and cash equivalents                                                      $     19,730       $     92,843
     Accounts receivable (less allowance for doubtful
          accounts of $307 and $250)                                                      38,181             22,427
     Merchandise inventories - net                                                       283,085            257,342
     Prepaid catalog expenses                                                             30,032             14,677
     Prepaid expenses and other                                                           13,720             13,326
     Deferred income taxes                                                                 8,161              9,265
     Total current assets                                                                392,909            409,880
Property and equipment
         Land and buildings                                                               89,726             12,658
         Leasehold improvements                                                          319,396            250,106
         Fixtures and equipment                                                          228,326            166,466
         Capitalized software                                                             60,879             44,125
         Construction in progress                                                         13,365              7,313
         Total                                                                           711,692            480,668
         Accumulated depreciation and amortization                                      (221,167)          (167,497)
Property and equipment - net                                                             490,525            313,171
Investments and other assets (less accumulated amortization of $565 and $649)              8,494             15,891
Total assets                                                                        $    891,928       $    738,942

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                               $    159,247       $    102,462
     Accrued expenses                                                                     40,839             33,971
     Customer deposits                                                                    57,243             40,087
     Income taxes payable                                                                 24,191             26,062
     Current portion of long-term debt                                                    12,133              5,839
     Other liabilities                                                                    17,633              7,366
     Total current liabilities                                                           311,286            215,787
Deferred lease incentives                                                                112,686             90,873
Long-term debt                                                                            23,189             35,465
Deferred income tax liability                                                             12,231              8,520
Other long-term obligations                                                                5,078              4,988
Commitments and contingencies                                                                  -                  -
Shareholders' equity
     Preferred stock, $.01 par value, 7,500,000 shares authorized, none issued                 -                  -
     Common stock, $.01 par value, 126,562,500 shares authorized,
          55,802,785 and 56,378,958 shares issued and outstanding                        110,254            122,887
     Retained earnings                                                                   317,204            260,422
     Total shareholders' equity                                                          427,458            383,309
Total liabilities and shareholders' equity                                          $    891,928       $    738,942

See Notes to Consolidated Financial Statements.

                 Consolidated Statements of Shareholders' Equity

                                                                                                                      Total
                                                                    Common Stock                  Retained        Shareholders'
Dollars and shares in thousands                                Shares           Amount            Earnings           Equity
                                                          ------------       ------------       ------------      ------------
Balance at February 1, 1998                                     51,680       $     55,773       $    137,425      $    193,198

   Net earnings                                                      -                  -             54,897            54,897
   Exercise of stock options and related tax benefit             1,028             14,931                  -            14,931
   Conversion of convertible notes into common stock             3,064             39,004                  -            39,004

Balance at January 31, 1999                                     55,772            109,708            192,322           302,030

   Net earnings                                                      -                  -             68,100            68,100
   Exercise of stock options and related tax benefit               773             17,917                  -            17,917
   Repurchase of common stock                                     (166)            (4,738)                 -            (4,738)

Balance at January 30, 2000                                     56,379            122,887            260,422           383,309

   Net earnings                                                      -                  -             56,782            56,782
   Exercise of stock options and related tax benefit               249              5,902                  -             5,902
   Repurchase of common stock                                     (825)           (18,535)                 -           (18,535)

Balance at January 28, 2001                                     55,803       $    110,254       $    317,204      $    427,458


See Notes to Consolidated Financial Statements.

                      Consolidated Statements of Cash Flows

                                                                                                 Year Ended
Dollars in thousands                                                            Jan. 28, 2001   Jan. 30, 2000    Jan. 31, 1999
                                                                                -------------   -------------    -------------
Cash flows from operating activities:
Net earnings                                                                     $   56,782       $   68,100       $   54,897
Adjustments to reconcile net earnings to net cash provided
by operating activities:
     Depreciation and amortization                                                   62,402           45,211           33,021
     Net loss (gain) on disposal of assets and provision for store closures             603             (931)             289
     Amortization of deferred lease incentives                                      (10,871)          (8,699)          (6,605)
     Deferred income taxes                                                            4,815               (7)             503
     Tax benefit from exercise of stock options                                       1,575           10,488            7,221
Changes in:
     Accounts receivable                                                            (15,754)          (2,345)          (4,844)
     Merchandise inventories                                                        (25,743)         (86,854)         (40,709)
     Prepaid catalog expenses                                                       (15,355)          (3,152)             442
     Prepaid expenses and other assets                                                 (394)          (4,342)            (994)
     Accounts payable                                                                56,785           31,498           12,468
     Accrued expenses and other liabilities                                          35,341           22,976           (1,050)
     Deferred lease incentives                                                       33,014           27,245           22,775
     Income taxes payable                                                            (1,871)           6,533            2,313
Net cash provided by operating activities                                           181,329          105,721           79,727
Cash flows from investing activities:
     Purchase of property and equipment                                            (161,549)        (120,209)         (78,934)
     Purchase of corporate facilities                                               (73,300)          (7,500)               -
     Proceeds from sale of property and equipment                                     1,431           11,192            2,206
     Other                                                                               38              117                -
Net cash used in investing activities                                              (233,380)        (116,400)         (76,728)
Cash flows from financing activities:
     Borrowings under line of credit                                                581,297          158,480           53,825
     Repayments under line of credit                                               (581,297)        (158,480)         (53,825)
     Repurchase of common stock                                                     (18,535)          (4,738)               -
     Repayments of long-term obligations                                             (5,983)          (6,477)            (615)
     Proceeds from exercise of stock options                                          4,333            7,429            7,710
     Other                                                                             (877)               -                -
Net cash (used in) provided by financing activities                                 (21,062)          (3,786)           7,095
Net increase (decrease) in cash and cash equivalents                                (73,113)         (14,465)          10,094
Cash and cash equivalents at beginning of year                                       92,843          107,308           97,214
Cash and cash equivalents at end of year                                         $   19,730       $   92,843       $  107,308

Non-cash financing transaction:
     Conversion of convertible notes to common stock                             $        -       $        -       $   39,004


See Notes to Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements


Note A:  Summary of Significant Accounting Policies

Williams-Sonoma, Inc. and its subsidiaries (the Company) are specialty retailers of products for the home. The retail segment sells its products through its four retail concepts - Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything. The direct-to-customer segment sells similar products through its six direct-mail catalogs - Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything and Chambers - and three e-commerce websites. The catalogs reach customers throughout the United States, while the four retail businesses currently operate 382 stores in 39 states and Washington DC. Significant intercompany transactions and accounts have been eliminated.

     Fiscal Year: The Company's fiscal year ends on the Sunday closest to January 31. Fiscal years 2000, 1999 and 1998 ended on January 28, 2001, January 30, 2000 and January 31, 1999, respectively, and each fiscal year consisted of 52 weeks.

     Fair Value of Financial Instruments: The carrying value of cash and cash equivalents, accounts receivable, investments, accounts payable and debt approximates their estimated fair values.

     Cash Equivalents: Cash equivalents consist of short-term investments with original maturities of 90 days or less.

     Merchandise Inventories: Merchandise inventories are stated at the lower of cost (weighted-average method) or market. Approximately 54%, 49% and 42% of the Company's payments for merchandise in fiscal 2000, fiscal 1999 and fiscal 1998, respectively, were to foreign vendors, most of which are located in Europe and Asia.

     Prepaid Catalog Expenses: Prepaid catalog expenses consist of the cost to produce, print and distribute catalogs. Such costs are amortized based upon the ratio of actual sales to the expected sales volume for each catalog. The cost of a catalog generally is fully amortized within six months. Catalog advertising expenses amounted to $180,659,000, $132,326,000 and $108,425,000 in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

     Property and Equipment: Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets ranging from 3 to 40 years. Amortization of improvements to leased properties is based upon the shorter of the remaining term of the applicable lease or the estimated useful lives of such assets. Interest costs related to assets under construction are capitalized during the construction period. Whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment the carrying value of long-lived assets.

     Capitalized Software Costs: Capitalized computer software, included in property and equipment, reflects costs related to internally developed or purchased software that are capitalized and amortized on a straight-line basis, generally over a two- to five-year period. Internally developed software costs are capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

     Investments and Other Assets: Investments and other assets include preferred stock holdings in non-public companies. Such long-term investments are carried at the lower of cost or net realizable value due to their illiquid nature.

     Deferred Lease Incentives: Deferred lease incentives include construction allowances received from landlords, which are amortized on a straight-line basis over the initial lease term. For leases which contain fixed escalations of the minimum annual lease payment during the original term of the lease, the Company recognizes rental expense on a straight-line basis and records the difference between rent expense and the amount currently payable as deferred lease incentives.

     Revenue Recognition: Sales are recorded, net of estimated returns, when merchandise is shipped from warehouses for direct-to-customer sales or purchased by the customer at retail locations. In fiscal 1999, the Company began recording sales returns on the accrual basis of accounting. Because the effect of this change was insignificant to fiscal 1998, the Company recorded the effect of this change in fiscal 1999. The difference between the cash and accrual basis of accounting was not material to the results of operations in prior years. The impact of recording this change in fiscal 1999 was a reduction in net earnings of $3,206,000, or $0.05 diluted earnings per share.

The Company adopted Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs" in the fourth quarter of fiscal 2000. EITF No. 00-10 requires revenues from shipping and handling to be reported gross as revenues in the statement of operations and the costs of shipping and handling to be reported as either cost of goods sold or selling expense with appropriate disclosures in the notes to the financial statements. As a result, shipping fees are included in net revenues and shipping costs are included in cost of goods sold. Previously, shipping fees and costs had been presented net in selling, general and administrative expenses. All prior period revenue, cost of goods sold, gross margin and selling, general and administrative expenses have been reclassified to conform to the current presentation. The reclassification has no effect on net earnings or earnings per share.

     Foreign Currency Gains and Losses: Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the U.S. dollar. Such amounts are included in cost of goods sold and were not material in fiscal 2000, fiscal 1999 or fiscal 1998.

     Income Taxes: Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

     Earnings Per Share: Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted net earnings per share is computed based on the weighted average number of common shares outstanding for the period, plus common stock equivalents consisting of shares subject to stock options and shares from assumed conversion of convertible debt.

     Stock Option Compensation: The Company accounts for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized in the consolidated financial statements.

     Comprehensive Income: Comprehensive income consists of net earnings and other comprehensive income (primarily foreign currency translation adjustments). Comprehensive income was substantially the same as net earnings for all periods presented.

     New Accounting Pronouncement: Effective January 29, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The statement requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. Management has determined that the adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications: Certain items in the prior years' consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation.

Note B:  Borrowing Arrangements

Long-term debt consists of the following:

Dollars in thousands                  Jan. 28, 2001     Jan. 30, 2000
                                      -------------     -------------
Senior notes                          $     28,572      $     34,286
Mortgage                                     6,154             6,279
Obligations under capital leases               596               739
Total debt                                  35,322            41,304
Less current maturities                     12,133             5,839
Total long-term debt                  $     23,189      $     35,465


The Senior Notes are due in August 2005 with interest payable semi-annually at 7.2%. Annual principal payments of $5,714,000 began in August 1999, and continue through August 2004. The remaining principal amount is due and payable upon maturity. The Senior Notes contain certain restrictive loan covenants, including minimum net-worth requirements, fixed-charge coverage ratios and limitations on current and funded debt.

The Company has a mortgage agreement with a bank at LIBOR plus 1.25%. The Company fixed the interest rate at 7.8% through an interest-rate swap agreement with the bank. The swap expires concurrently with the April 2, 2001 mortgage due date. Upon maturity of the mortgage, a lump sum payment of $6,154,000 will be due. The mortgage is secured by the corporate headquarters building.

On August 23, 2000, the Company entered into a new line of credit facility. The facility repaid and replaced the Company's previous bank line of credit. The new agreement provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements and a prohibition on payment of cash dividends. Within the first two years of the agreement, the Company may request that the lenders under the credit facility increase the maximum availability to $250,000,000. The Company may elect interest rates calculated by reference to the agent's internal reference rate or LIBOR plus a margin based on the Company's leverage ratio or, for advances under $10,000,000, IBOR plus a margin based on the Company's leverage ratio. The agreement expires on August 23, 2003. As of January 28, 2001, the Company had no borrowings outstanding under the line of credit facility.

Additionally, the Company amended its letter of credit and cash advance facility agreement with its bank to eliminate the cash advance facility and reduce the letter of credit facility from $90,000,000 to $65,000,000. The expiration of the amended agreement has been extended to August 1, 2001. As of January 28, 2001, $34,060,000 was outstanding under this letter of credit facility. By the end of the third quarter of fiscal 2001, the Company expects to replace its current letter of credit agreement in order to meet increased working capital needs associated with the Company's growth plans.

Interest expense was $8,254,000 (net of capitalized interest of $2,335,000), $4,221,000 and $4,093,000 for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Interest paid was $10,800,000, $4,390,000 and $4,568,000 for the same periods.

Accounts payable at January 28, 2001 and January 30, 2000, includes cash overdrafts of $19,425,000 and $22,667,000, respectively, for checks issued and not yet presented to the bank for payment.

As of January 28, 2001, the Company's debt is scheduled to mature as follows:
$12,133,000 in fiscal 2001, $5,841,000 in fiscal 2002, $5,814,000 in fiscal
2003, $5,766,000 in fiscal 2004 and $5,768,000 in fiscal 2005.

Note C:  Income Taxes

The provision for income taxes consists of the following:

Dollars in thousands                        Year Ended
                         Jan. 28, 2001     Jan. 30, 2000     Jan. 31, 1999
                         -------------     -------------     -------------
Current payable
     Federal             $     25,529      $     36,034       $     29,182
     State                      5,203             6,594              6,163
     Total current             30,732            42,628             35,345
Deferred
     Federal                    4,515               (12)               336
     State                        300                 5                167
     Total deferred             4,815                (7)               503
Total provision          $     35,547      $     42,621       $     35,848

Income taxes paid were $32,211,000, $26,639,000 and $26,371,000 for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

                                                                         Year Ended
                                                     Jan. 28, 2001      Jan. 30, 2000      Jan. 31, 1999
                                                     -------------      -------------      -------------
Federal income taxes at the statutory rate               35.0%              35.0%              35.0%
State income tax rate, less federal benefit               3.5%               3.5%               4.5%
Total                                                    38.5%              38.5%              39.5%


Significant components of the Company's deferred tax accounts are as follows:

Dollars in thousands                         Jan. 28, 2001                      Jan. 30, 2000
                                    --------------------------------    -------------------------------
                                      Deferred          Deferred          Deferred         Deferred
                                     Tax Assets      Tax Liabilities     Tax Assets     Tax Liabilities
                                    ------------     ---------------    ------------    ---------------
Current:
     Compensation                   $      6,218                 -      $      4,087                 -
     Inventory                             7,623                 -             7,419                 -
     Accrued liabilities                   5,729      $        233             3,669      $        258
     Deferred catalog costs                    -            11,176                 -             5,652
     Total current                        19,570            11,409            15,175             5,910
Non-current:
     Depreciation                              -            10,946                 -             4,225
     Deferred rent                           954                 -               821                 -
     Deferred lease incentives                 -             2,239                 -             5,116
     Total non-current                       954            13,185               821             9,341
  Total                             $     20,524      $     24,594      $     15,996      $     15,251

Note D:  Leases

The Company leases store locations, warehouses, corporate facilities, call centers and certain equipment under operating and capital leases for original terms ranging generally from 3 to 23 years. Most store leases require the payment of minimum rentals against percentage rentals based on store sales. Certain leases contain renewal options for periods of up to 20 years.

Total rental expense for all operating leases was as follows:

                                                      Year Ended
Dollars in thousands              Jan. 28, 2001      Jan. 30, 2000     Jan. 31, 1999
                                  -------------      -------------     -------------
Minimum rent expense              $     62,927       $     50,580      $     43,320
Equipment rent                          12,562              9,745             8,056
Contingent rent expense                 15,253             10,046             6,138
Less: Sublease rental income            (1,813)                 -                 -
Total rent expense                $     88,929       $     70,371      $     57,514


The aggregate minimum annual rental payments under noncancelable operating leases in effect at January 28, 2001 were as follows:

                                  Minimum Lease     Sublease Rental     Net Lease
Dollars in thousands              Commitments           Income         Commitments
                                  ------------      ---------------    ------------
Fiscal 2001                       $     90,520       $     (2,587)     $     87,933
Fiscal 2002                             86,784             (2,587)           84,197
Fiscal 2003                             81,879             (2,587)           79,292
Fiscal 2004                             77,744             (2,587)           75,157
Fiscal 2005                             74,203             (2,587)           71,616
Thereafter                             441,747               (432)          441,315
Total                             $    852,877       $    (13,367)     $    839,510


Note E:  Related Party Lease Transactions

The Company has an agreement to lease a distribution facility with the primary term expiring in June 2004. The lessor is a partnership comprised of W. Howard Lester, chairman, chief executive officer and significant shareholder of the Company and James A. McMahan, a director and significant shareholder of the Company. The partnership financed the construction through the sale of $6,300,000 and $2,900,000 principal amount of industrial development bonds due 2008 and 2010, respectively. Rental payments consist of the basic annual rent of $618,000, plus interest on the bonds (a floating rate equal to 55% of the prime rate of a designated bank), applicable taxes, insurance and maintenance expenses.

The Company has an agreement to lease another distribution facility from a partnership that includes Messrs. Lester and McMahan. The lease has an initial, non-cancelable term of 15 years ending in July 2006, with three optional five-year renewals. Rentals (including interest on the bonds, sinking fund payments and fees) for the primary term are payable at an average rate of $2,700,000 per year plus applicable taxes, insurance and maintenance expenses. The partnership financed the distribution facility through the sale of $20,375,000 principal amount of industrial development bonds due 2015.

After the option periods, the Company is obligated to renew each lease annually so long as the bonds which financed the specific projects remain outstanding.

Note F:  Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

                                                                           Net           Weighted          Per-Share
Dollars and amounts in thousands, except per share amounts              Earnings       Average Shares       Amount
                                                                       ----------      --------------     ----------
2000
Basic                                                                  $   56,782          55,900         $     1.02
  Effect of dilutive stock options                                              -           1,560
Diluted                                                                $   56,782          57,460         $      .99

1999
Basic                                                                  $   68,100          55,817         $     1.22
  Effect of dilutive stock options                                              -           2,795
Diluted                                                                $   68,100          58,612         $     1.16

1998
Basic                                                                  $   54,897          54,267         $     1.01
  Effect of assumed conversion of convertible notes                           212           1,021
  Effect of dilutive stock options                                              -           2,367
Diluted                                                                $   55,109          57,655         $      .96

Options with an exercise price greater than the average market price of common shares for the period were 1,295,000 in fiscal 2000, 170,000 in fiscal 1999 and 29,000 in fiscal 1998 and were not included in the computation of diluted earnings per share.

Note G:  Stock Options

The Company's 1993 Stock Option Plan (the 1993 Plan), as amended, provides for grants of incentive and non-qualified stock options up to an aggregate of 8,500,000 shares. All incentive stock option grants made under the 1993 Plan have a maximum term of ten years, except those issued to 10% shareholders which have a term of five years. The exercise price of all incentive stock options is 100% of the fair market value of the stock at the option grant date or 110% for a 10% shareholder. Options generally vest over five years.

The Company's 2000 Stock Option Plan (the 2000 Plan), provides for grants of non-qualified stock options up to an aggregate of 1,500,000 shares. All non-qualified stock option grants under the 2000 Plan have a maximum term of ten years with an exercise price of 100% of the fair value of the stock at the option grant date. Options generally vest over five years.

The following table reflects the aggregate activity under the Company's stock option plans:

                                                                           Weighted Average
                                                            Shares          Exercise Price
                                                          ------------     ----------------
Balance at February 1, 1998                                  4,576,110       $       9.82
     Granted (weighted average fair value of $13.53)         2,558,350              22.57
     Exercised                                              (1,028,630)             29.29
     Canceled                                               (1,558,848)             23.06
Balance at January 31, 1999                                  4,546,982              13.00
     Granted (weighted average fair value of $19.39)         1,836,075              30.63
     Exercised                                                (772,063)              9.59
     Canceled                                                 (591,350)             16.12
Balance at January 30, 2000                                  5,019,644              19.61
     Granted (weighted average fair value of $16.13)         3,091,250              23.30
     Exercised                                                (249,027)             17.38
     Canceled                                                 (753,132)             25.39
Balance at January 28, 2001                                  7,108,735       $      20.81


Exercisable, January 31, 1999                                1,752,638       $       8.22
Exercisable, January 30, 2000                                1,773,015              11.17
Exercisable, January 28, 2001                                2,401,264       $      14.69

Options to purchase 1,099,989 shares were available for grant at January 28, 2001.

The following table summarizes information about stock options outstanding at January 28, 2001:

                                                 Options Outstanding                       Options Exercisable
                                     ---------------------------------------------      -----------------------------
                                                          Weighted       Weighted                           Weighted
                                                          Average         Average                            Average
                                       Number            Contractual      Exercise        Number            Exercise
                                     Outstanding         Life (Years)      Price        Exercisable           Price
                                     -----------         ------------    ---------      -----------        ----------
Range of exercise prices
$    2.56 - $  14.06                  1,823,765               4.2          $9.40         1,519,265            $8.65
$   14.38 - $  19.00                  1,742,550               9.1          18.70            94,450            17.41
$   19.06 - $  26.44                  1,440,700               8.4          22.22           347,440            19.46
$   26.63 - $  30.88                  1,455,720               8.5          29.51           273,460            29.17
$   31.06 - $  53.75                    646,000               8.9          35.92           166,649            34.57

$    2.56 - $  53.75                  7,108,735               7.6         $20.81         2,401,264           $14.69

SFAS No. 123, "Accounting for Stock Based Compensation," requires the disclosure of pro forma net earnings and earnings per share as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. However, the impact of outstanding unvested stock options granted prior to 1995 has been excluded from the pro forma calculation, accordingly, the fiscal 2000, fiscal 1999 and fiscal 1998 pro forma adjustments are not indicative of future periods pro forma adjustments. Had compensation cost been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below:

                                                                    Year Ended
Dollars in thousands, except per share amounts    Jan. 28, 2001    Jan. 30, 2000  Jan. 31, 1999
                                                  -------------    -------------  -------------
Net earnings
     As reported                                    $   56,782      $   68,100      $   54,897
     Pro forma                                          45,165          59,606          50,270
Basic earnings per share
     As reported                                          1.02            1.22            1.01
     Pro forma                                             .81            1.07             .92
Diluted earnings per share
     As reported                                           .99            1.16             .96
     Pro forma                                      $      .78      $     1.03      $      .88

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                   Year Ended
                               Jan. 28, 2001      Jan. 30, 2000      Jan. 31, 1999
                               -------------      -------------      -------------
Dividend yield                        -                  -                  -
Volatility                         66.1%              59.6%              60.0%
Risk-free interest                  6.6%               5.2%               5.6%
Expected term (years)               6.8                6.7                5.7



Note H:  Associate Stock-Incentive Plan

The Company has a defined contribution retirement plan, the "Williams Sonoma, Inc. Associate Stock-Incentive Plan" (the Plan), for eligible employees, which is intended to be qualified under Internal Revenue Code Sections 401(a) and 401(k). The Plan permits eligible employees to make salary deferral contributions in accordance with Internal Revenue Code Section 401(k). Each participant may choose to have his/her salary deferral contributions and earnings thereon invested in one or more of a money market reserve fund, a balanced mutual fund, or a fund investing in stock of the Company. All amounts contributed by the Company are invested in common stock of the Company. The Company's matching contribution is 100% of the first 6% of a participant's pay (4% for highly-compensated individuals) which the participant elects to contribute as salary deferral contributions and which the participant elects to have invested in the Company stock fund. The Company's contributions were $3,392,000 in fiscal 2000, $2,822,000 in fiscal 1999 and $2,098,000 in fiscal
1998.


Note I:  Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

Note J:  Segment Reporting

Williams-Sonoma, Inc. has two reportable segments - retail and direct-to-customer. The retail segment sells products for the home through its four retail concepts - Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything. The direct-to-customer segment sells similar products through its six direct-mail catalogs - Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything and Chambers - and three e-commerce websites.

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

SEGMENT INFORMATION

                                                                      Direct-to-
Dollars in thousands                                   Retail          Customer           Unallocated         Total
                                                   ------------      ------------         -----------     ------------
2000
        Net revenues                               $  1,045,597      $    783,886          $      -       $  1,829,483
        Depreciation and amortization expense            39,254            14,021             9,127             62,402
        Earnings before income taxes                    117,645            69,207           (94,523)            92,329

        Assets                                          539,840           177,993           174,095            891,928
        Capital expenditures                            111,656            24,854            98,339            234,849

1999
        Net revenues                                    874,890           585,110                 -          1,460,000
        Depreciation and amortization expense            30,951             7,719             6,541             45,211
        Earnings before income taxes                    114,526            70,218           (74,023)           110,721

        Assets                                          425,375           160,076           153,491            738,942
        Capital expenditures                             89,994            17,770            12,445            120,209

1998
        Net revenues                                    725,339           435,570                 -          1,160,909
        Depreciation and amortization expense            24,054             3,954             5,013             33,021
        Earnings before income taxes                     88,670            58,045           (55,970)            90,745

        Assets                                          335,882            91,585           148,778            576,245
        Capital expenditures                             65,374             8,930             4,630             78,934

                          Independent Auditors' Report

To the Board of Directors and the Shareholders of Williams-Sonoma, Inc.:

     We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the Company) as of January 28, 2001 and January 30, 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of January 28, 2001 and January 30, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

San Francisco, California
March 20, 2001

                       Quarterly Financial Information(1)
                                   (Unaudited)

Dollars in thousands, except per share amounts

Fiscal 2000                                                              Quarter Ended
                                                 April 30          July 30          October 29        January 28
                                                 --------          -------          ----------        ----------
Net revenues                                     $365,259          $366,484          $424,572           $673,168
Gross margin                                      133,380           131,252           158,223            270,773
Earnings before income taxes                        7,866             8,233             3,804             72,426
Net earnings                                        4,838             5,063             2,340             44,541
Basic earnings per share                             $.09              $.09              $.04               $.80
Diluted earnings per share                           $.08              $.09              $.04               $.79


Fiscal 1999                                                              Quarter Ended
                                                  May 2            August 1         October 31        January 30
                                                 --------          --------         ----------        ----------
Net revenues                                     $273,231          $277,684          $343,246           $565,839
Gross margin                                       97,562            97,842           130,235            241,388
Earnings before income taxes                        5,410            11,436            15,271             78,604
Net earnings                                        3,274             6,918             9,239             48,669
Basic earnings per share                             $.06              $.12              $.17               $.87
Diluted earnings per share                           $.06              $.12              $.16               $.82

(1) All quarterly financial information has been reclassified to present shipping fees in net revenues and shipping costs in cost of goods sold. See Note A to the Consolidated Financial Statements.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference herein to the Company's definitive Proxy Statement, which was filed with the Securities and Exchange Commission on April 20, 2001.

Information with respect to the Executive Officers of the Registrant, as of April 26, 2001, is set forth below:

Chief Executive Officer                                                                       Dale W. Hilpert
Chairman of the Company                                                                       W. Howard Lester
Founder of the Company and Vice Chairman                                                      Charles E. Williams
Executive Vice President -- Pottery Barn Brand                                                Laura J. Alber
Executive Vice President of Premium Brands                                                    James E. Boike
Senior Vice President of Human Resources                                                      John S. Bronson
Senior Vice President -- Chief Information Officer                                            James A. Brownell
Executive Vice President and Chief Marketing Officer                                          Patrick J. Connolly
Senior Vice President of Product Supply Chain and International Operations                    Donna H. Isralsky
Senior Vice President -- General Counsel                                                      Ronald M. Loeb
Senior Vice President -- Chief Financial Officer                                              Sharon L. McCollam

Dale W. Hilpert, age 58, has served as Chief Executive Officer of the Company since April 2, 2001. Mr. Hilpert previously served as Chairman and Chief Executive Officer of Venator Group from 2000 to 2001, as President and Chief Executive Officer of Venator Group from 1999 to 2000 and as President and Chief Operating Officer of Venator Group from 1995 to 1999. He also served as Chairman and Chief Executive Officer of Payless Shoe Source Division of The May Department Stores Company from 1985 to 1995.

W. Howard Lester, age 65, has served as Chairman of the Company since 1986. Mr. Lester previously served as Chief Executive Officer of the Company from 1979 to April 2, 2001. He also serves as a director of Harold's Department Stores, Inc.

Charles E. Williams, age 85, is the founder of the Company and has served as Vice Chairman since 1986.

Laura J. Alber, age 32, has served as Executive Vice President -- Pottery Barn Brand of the Company since 2000. Ms. Alber previously served as Senior Vice President -- Pottery Barn Catalog and Pottery Barn Kids Retail of the Company from 1999 to 2000, as Divisional Vice President -- Pottery Barn Catalog of the Company from 1997 to 1999 and as Director -- Pottery Barn Catalog of the Company from 1996 to 1997.

James E. Boike, age 54, has served as Executive Vice President of Premium Brands of the Company since 2000. Mr. Boike previously served as Executive Vice President -- Stores and Operations of the Company from 1997 to 2000, as Senior Vice President -Stores of the Company from 1995 to 1997, as Vice President -- Stores of the Company from 1994 to 1995 and as Vice President -Merchandise Operations of the Company from 1993 to 1994.

John S. Bronson, age 53, has served as Senior Vice President of Human Resources of the Company since 1999. Mr. Bronson previously served as Executive Vice President of Human Resources of Pepsi Co. from 1979 to 1999.

James A. Brownell, age 43, has served as Senior Vice President - Chief Information Officer of the Company since 2001. Mr. Brownell previously served as Vice President of Information Technology of Toys R Us.com in 2000. He also served as Vice President of Distribution Systems and Supply Chain of The Gap, Inc. from 1979 to 2000.

Patrick J. Connolly, age 54, has served as Executive Vice President and Chief Marketing Officer of the Company since 2000 and as Assistant Secretary of the Company since 1983. Mr. Connolly previously served as Executive Vice President, General Manager -Catalog of the Company from 1995 to 2000, as Senior Vice President -- Mail Order of the Company from 1991 to 1995 and as Vice President -- Mail Order of the Company from 1979 to 1990.

Donna H. Isralsky, age 45, has served as Senior Vice President of Product Supply Chain and International Operations of the Company since 1999. Ms. Isralsky previously served as Vice President -- Product Supply Chain of the Company from 1996 to 1999. She also served as Vice President - Operations, Production and Sourcing of Reebok International Ltd. from 1994 to 1996.

Ronald M. Loeb, age 68, has served as Senior Vice President -- General Counsel of the Company since 1999. Mr. Loeb previously served as Senior Partner of Irell & Manella from 1959 to 1997.

Sharon L. McCollam, age 38, has served as Senior Vice President - Chief Financial Officer of the Company since 2000. Ms. McCollam previously served as Vice President of Finance of the Company in 2000. She also served as Chief Financial Officer of Dole Fresh Vegetables, Inc. from 1996 to 2000.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference herein to the Company's definitive Proxy Statement, which was filed with the Securities and Exchange Commission on April 20, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated by reference herein to the Company's definitive Proxy Statement, which was filed with the Securities and Exchange Commission on April 20, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference herein to the Company's definitive Proxy Statement, which was filed with the Securities and Exchange Commission on April 20, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The following consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 8:

         Consolidated Statements of Earnings for the years ending January 28, 2001, January 30, 2000 and January 31, 1999

         Consolidated Balance Sheets as of January 28, 2001 and January 30, 2000

         Consolidated Statements of Shareholders' Equity for the years ending January 28, 2001, January 30, 2000 and January 31, 1999

         Consolidated Statements of Cash Flows for the years ending January 28, 2001, January 30, 2000 and January 31, 1999

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

         Quarterly Financial Information

(a)(2)   Financial Statement Schedules

         Description                                                            Page
         -----------                                                            ----
         Independent Auditors' Report on Financial Statement Schedule            33

         Schedule II Valuation and Qualifying Accounts                           34

     Schedules other than those referred to above have been omitted because they are not required or are not applicable.

(b) Reports on Form 8-K: No Form 8-K filings were made during the last quarter of the fiscal year ended January 28, 2001.

(c)  Exhibits: See Exhibit Index on pages 37 through 41.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Williams-Sonoma, Inc.:

We have audited the consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries as of January 28, 2001 and January 30, 2000, and for each of the three fiscal years in the period ended January 28, 2001, and have issued our report thereon dated March 20, 2001; such financial statements and report are included herein. Our audits also included the financial statement schedule of Williams-Sonoma, Inc. and subsidiaries listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

San Francisco, California
March 20, 2001

                                   SCHEDULE II

                      WILLIAMS-SONOMA, INC. & SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


               Column A                      Column B             Column C           Column D        Column E
              -----------                  -----------           ----------         ----------      -----------
                                                                 Additions
                                            Balance at           Charged to                         Balance at
                                            Beginning            Costs and                            End of
              Description                   of Period             Expenses          Deductions        Period
              -----------                  -----------           ----------         ----------      -----------
  Fiscal Year Ended January 31, 1999:
    Allowance for Doubtful Accounts        $   206,000            $ 24,000              --          $   230,000

  Fiscal Year Ended January 30, 2000:
    Allowance for Doubtful Accounts        $   230,000            $ 20,000              --          $   250,000

  Fiscal Year Ended January 28, 2001:
    Allowance for Doubtful Accounts        $   250,000            $ 57,000              --          $   307,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WILLIAMS-SONOMA, INC.

Date: April 26, 2001                         By   /s/ DALE W. HILPERT
                                                  --------------------
                                                  Chief Executive Officer
                                                  Director

     Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Date: April 26, 2001         /s/ DALE W. HILPERT
                                  ----------------------------------------------
                                  Dale W. Hilpert
                                  Chief Executive Officer
                                  Director (principal executive officer)

      Date: April 26, 2001         /s/ W. HOWARD LESTER
                                  ----------------------------------------------
                                  W. Howard Lester
                                  Chairman of the Board and Director

      Date: April 26, 2001         /s/ SHARON L. MCCOLLAM
                                  ----------------------------------------------
                                  Sharon L. McCollam
                                  Senior Vice President
                                  Chief Financial Officer (principal financial
                                  officer and principal accounting officer)

      Date: April 26, 2001         /s/ CHARLES E. WILLIAMS
                                  ----------------------------------------------
                                  Charles E. Williams
                                  Founder, Vice-Chairman and Director

      Date: April 26, 2001         /s/ PATRICK J. CONNOLLY
                                  ----------------------------------------------
                                  Patrick J. Connolly
                                  Executive Vice President
                                  Chief Marketing Officer
                                  Assistant Secretary and Director

      Date: April 26, 2001
                                  ----------------------------------------------
                                  Adrian D.P. Bellamy
                                  Director

      Date: April 26, 2001
                                  ----------------------------------------------
                                  Michael R. Lynch
                                  Director

      Date: April 26, 2001
                                  ----------------------------------------------
                                  James A. McMahan
                                  Director

      Date: April 26, 2001         /s/ JOHN E. MARTIN
                                  ----------------------------------------------
                                  John E. Martin
                                  Director

      Date: April 26, 2001         /s/ EDWARD A. MUELLER
                                  ----------------------------------------------
                                  Edward A. Mueller
                                  Director

      Date: April 26, 2001
                                  ----------------------------------------------
                                  Heather M. Reisman
                                  Director

      Date: April 26, 2001
                                  ----------------------------------------------
                                  Richard T. Robertson
                                  Director

                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                                     FOR THE
                       FISCAL YEAR ENDED JANUARY 28, 2001

      EXHIBIT
       NUMBER                          EXHIBIT DESCRIPTION
      -------                          -------------------

        3.1 Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 12, 1995, File No. 000-12704)

        3.2 Certificate of Amendment of Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1A to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

        3.3* Restated Bylaws and Amendment Number One to the Restated Bylaws of Registrant

        4.1 Note Agreement, dated August 1, 1995, for $40,000,000 7.2% Senior Notes (incorporated by reference to Exhibit
                       10.9 to the Company's Quarterly Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12, 1995, File No. 000-12704)

        10.1 Williams-Sonoma, Inc. 1983 Incentive Stock Option Plan and Form of Agreement (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 as filed with the Commission on May 25, 1983, File No. 2-83992)

        10.2 Warehouse -- Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1983 as filed with the Commission on October 14, 1983, File No. 000-12704)

        10.3 First Amendment, dated December 1, 1985, to the Warehouse -- Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1986 as filed with the Commission on May 2, 1986, File No. 000-12704)

        10.4 Lease for the Company's Corporate Offices at 100 North Point Street, San Francisco, California dated January 13, 1986, between the Company as lessee and Northpoint Investors as lessor (incorporated by reference to Exhibit
                       10.49 to the Company's Annual Report on Form 10-K for the year ended February 2, 1986 as filed with the Commission on May 2, 1986, File No. 000-12704)

        10.5 Williams-Sonoma, Inc. Employee Profit Sharing and Stock Incentive Plan Trust Agreement, dated September 20, 1989 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 as filed with the Commission on February 22, 1990, File No. 33-33693)

        10.6 Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended October 28, 1990 as filed with the Commission on December 12, 1990, File No. 000-12704)

        10.7* First Amendment, dated August 1, 1990, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee between the Company and Hewson-Memphis Partners, dated as of August 1, 1990

        10.8 Second Amendment, dated December 1, 1993, to the Warehouse -- Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)

        10.9 Purchase and Sale Agreement between the Company and Bancroft-Whitney, a division of Thomson Legal Publishing, Inc., dated December 14, 1993 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)

        10.10 Indemnity Agreement by the Company in favor of Bank of America, National Trust and Savings Association, dated as of December 1, 1993 (incorporated by reference to Exhibit
                       10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)

        10.11 Second Amendment, dated September 1, 1994, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994, File No. 000-12704)

        10.12 Guaranty Agreement, dated August 1, 1995, for $40,000,000 Senior Notes (incorporated by reference to Exhibit 10.9A to the Company's Quarterly Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12, 1995, File No. 000-12704)

        10.13 Intercreditor Agreement, dated August 1, 1995, for $40,000,000 Senior Notes (incorporated by reference to
                       Exhibit 10.9B to the Company's Quarterly Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 12, 1995, File No. 000-12704)

        10.14 Third Amendment, dated October 24, 1995, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.2E to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 12, 1995, File No. 000-12704)

        10.15 First Amendment, dated January 5, 1996, to the lease for the Company's Corporate Offices at 100 North Point Street, San Francisco, California, dated January 13, 1986, between the Company as lessee and Northpoint Investors as lessor (incorporated by reference to Exhibit 10.3A to the Company's Annual Report on Form 10-K for the year ended January 28, 1996 as filed with the Commission on April 26, 1996, File No. 000-12704)

        10.16* Fourth Amendment, dated February 1, 1996, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners

        10.17 Letter of Credit Agreement, dated June 1, 1997, between the Company and Bank of America, National Trust and Savings Association (incorporated by reference to Exhibit
                       10.3 to the Company's Quarterly Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17, 1997, File No. 000-12704)

        10.18 Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form S-8 as filed with the Commission on July 10, 1998, File No. 333-58833)

        10.19 Office lease between TJM Properties, L.L.C. and Williams-Sonoma, Inc., dated February 13, 1998 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998 as filed with the Commission on April 22, 1998, File No. 000-12704)

        10.20 Second Amendment, dated May 29, 1998, to Letter of Credit Agreement between the Company and Bank of America National Trust and Savings Association, dated June 1, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

        10.21 Third Amendment, dated June 30, 1998, to Letter of Credit Agreement between the Company and Bank of America National Trust and Savings Association, dated June 1, 1997 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

        10.22 Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

        10.23 Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and Hewson/Desoto Phase I, L.L.C. as lessor (incorporated by reference to Exhibit 10.3D to the Company's Annual Report on Form 10-K for the year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

        10.24 Second Amendment and Restatement of the Williams-Sonoma, Inc. Executive Deferral Plan, dated November 23, 1998 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

        10.25 Williams-Sonoma, Inc. Employee Profit Sharing and Stock Incentive Plan effective as of February 1, 1989 (incorporated by reference to Exhibit 4 to the Company's Form S-8 as filed with the Commission on July 2, 1999, File No. 333-82205)

        10.26 Amendment Number One, dated April 27, 1990, to the Williams-Sonoma, Inc. Employee Profit Sharing and Stock Incentive Plan, effective as of February 1, 1989 (incorporated by reference to Exhibit 4 to the Company's Form S-8 as filed with the Commission on July 2, 1999, File No. 333-82205)

        10.27 Amendment Number Two, dated December 12, 1990, to the Williams-Sonoma, Inc. Employee Profit Sharing and Stock Incentive Plan, effective as of February 1, 1989 (incorporated by reference to Exhibit 4 to the Company's Form S-8 as filed with the Commission on July 2, 1999, File No. 333-82205)

        10.28 Amendment Number Three, dated March 10, 1992, to the Williams-Sonoma, Inc. Employee Profit Sharing and Stock Incentive Plan, effective as of February 1, 1989 (incorporated by reference to Exhibit 4 to the Company's Form S-8 as filed with the Commission on July 2, 1999, File No. 333-82205)

        10.29 Amendment Number Four, dated June 9, 1993, to the Williams-Sonoma, Inc. Employee Profit Sharing and Stock Incentive Plan, effective as of February 1, 1989 (incorporated by reference to Exhibit 4 to the Company's Form S-8 as filed with the Commission on July 2, 1999, File No. 333-82205)

        10.30 Amendment Number Five, dated December 23, 1993, to the Williams-Sonoma, Inc. Employee Profit Sharing and Stock Incentive Plan, effective as of February 1, 1989 (incorporated by reference to Exhibit 4 to the Company's Form S-8 as filed with the Commission on July 2, 1999, File No. 333-82205)

        10.31 Amendment Number Six, dated May 6, 1996, to the Williams-Sonoma, Inc. Employee Profit Sharing and Stock Incentive Plan, effective as of February 1, 1989 (incorporated by reference to Exhibit 4 to the Company's Form S-8 as filed with the Commission on July 2, 1999, File No. 333-82205)

        10.32 Amendment Number Seven, dated May 1, 1996, to the Williams-Sonoma, Inc. Employee Profit Sharing and Stock Incentive Plan, effective as of February 1, 1989 (incorporated by reference to Exhibit 4 to the Company's Form S-8 as filed with the Commission on July 2, 1999, File No. 333-82205)

        10.33 Amendment Number Eight, dated September 16, 1997, to the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of February 1, 1989 (incorporated by reference to Exhibit 4 to the Company's Form S-8 as filed with the Commission on July 2, 1999, File No. 333-82205)

        10.34 Amendment Number Nine, dated September 30, 1998, to the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of February 1, 1989 (incorporated by reference to Exhibit 4 to the Company's Form S-8 as filed with the Commission on July 2, 1999, File No. 333-82205)

        10.35 Amendment Number Ten, dated December 31, 1998, to the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of February 1, 1989 (incorporated by reference to Exhibit 4 to the Company's Form S-8 as filed with the Commission on July 2, 1999, File No. 333-82205)

        10.36 Fourth Amendment, dated May 26, 1999, to Letter of Credit Agreement between the Company and Bank of America National Trust and Savings Association, dated June 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended August 1, 1999 as filed with the Commission on September 13, 1999, File No. 001-14077)

        10.37 Fifth Amendment, dated September 22, 1999, to Letter of Credit Agreement between the Company and Bank of America National Trust and Savings Association, dated June 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1999 as filed with the Commission on December 13, 1999, File No. 001-14077)

        10.38 Sixth Amendment, dated October 29, 1999, to Letter of Credit Agreement between the Company and Bank of America National Trust and Savings Association, dated June 1, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1999 as filed with the Commission on December 13, 1999, File No. 001-14077)

        10.39 First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and Hewson/Desoto Phase I, L.L.C. as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

        10.40 Purchase and Sale Agreement and Escrow Instructions, dated December 14, 1999, between the Company and Levi Strauss & Co. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

        10.41 Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and Hewson/Desoto Partners, L.L.C. as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

        10.42 Lease Guarantee by the Company in favor of Hewson/Desoto Partners, L.L.C., dated November 15, 1999 (incorporated by reference to Exhibit 10.14A to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

        10.43 Seventh Amendment, dated February 7, 2000, to Letter of Credit Agreement between the Company and Bank of America National Trust and Savings Association, dated June 1, 1997 (incorporated by reference to Exhibit 10.10Q to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

        10.44 Eighth Amendment, dated May 26, 2000, to Letter of Credit Agreement between the Company and Bank of America National Trust and Savings Association, dated June 1, 1997 (incorporated by reference to Exhibit 10.10X to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2000 as filed with the Commission on June 14, 2000, File No. 001-14077)

        10.45 Guarantor Acknowledgment and Consent to the Eighth Amendment to the Letter of Credit Agreement by Williams-Sonoma Stores, Inc., Hold Everything, Inc., Chambers Catalog Company, Inc., Pottery Barn, Inc., Williams-Sonoma Stores, LLC, Pottery Barn Kids, Inc., Williams-Sonoma Direct, Inc. and Williams-Sonoma Retail Services Inc., dated May 26, 2000 (incorporated by reference to Exhibit 10.10Y to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2000 as filed with the Commission on June 14, 2000, File No. 001-14077)

        10.46 Amended and Restated Credit Agreement, dated August 23, 2000, between the Company and Bank of America, National Association (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 30, 2000 as filed with the Commission on September 12, 2000, File No.
                       001-14077)

        10.47* Guaranty Agreement, dated August 23, 2000, for the Amended and Restated Credit Agreement dated August 23, 2000, by the Company, Williams-Sonoma Stores, Inc., Williams-Sonoma Stores, LLC, Hold Everything, Inc., Pottery Barn, Inc., Pottery Barn Kids, Inc., Chambers Catalog Company, Inc., Williams-Sonoma Retail Services, Inc., and Williams-Sonoma Direct, Inc. as guarantor and Bank of America, National Association as Administrative Agent for the Lenders

        10.48* Agreement re: Intercreditor Agreement, dated August 23, 2000, for the Amended and Restated Credit Agreement dated August 23, 2000

        10.49 Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)

        10.50 Williams-Sonoma, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 as filed with the Commission on March 30, 2001, File No. 333-58026)

        10.51* Ninth Amendment, dated July 31, 2000, to Letter of Credit Agreement between the Company and Bank of America, N.A., dated June 1, 1997

        10.52* Tenth Amendment, dated August 17, 2000, to Letter of Credit Agreement between the Company and Bank of America, N.A., dated June 1, 1997

        10.53* Eleventh Amendment, dated October 31, 2000, to Letter of Credit Agreement between the Company and Bank of America, N.A., dated June 1, 1997

        10.54*         Employment Agreement between the Company and Dale W.
                       Hilpert, dated February 5, 2001

        10.55* Sublease for 151 Union Street, San Francisco, California, dated May 1, 2000, between Epoch Partners as lessee and the Company as lessor

        10.56* Sublease for 151 Union Street, San Francisco, California, dated April 1, 2000, between Red Herring Communications, Inc. as lessee and the Company as lessor

        10.57* Net Lease Agreement for 3750 Atherton Road, Rocklin, California, dated January 4, 2001, between the Company as lessee and Standford Ranch I, LLC as lessor

        10.58* First Amendment to Lease, dated February 1, 2001, to the Net Lease Agreement for 3750 Atherton Road, Rocklin, California, dated January 4, 2001 between the Company as lessee and Standford Ranch I, LLC as lessor

        10.59* Commercial Lease for 3025 Market Street, Camp Hill, Pennsylvania, dated July 25, 2000, between the Williams-Sonoma Direct, Inc. as lessee and C.A. Hempt Estate, Inc. as lessor

        10.60* Guaranty for Commercial Lease for 3025 Market Street, Camp Hill Pennsylvania, dated July 25, 2000, by the Company as guarantor and with C.A. Hempt Estate, Inc. as the lessor

        10.61* Industrial Lease, dated August 12, 1999, for 2828 18th Street, San Francisco, California, between the Company as lessee and 1900 Bryant Street Investors, LLC as lessor

        10.62* Sublease for 2828 18th Street, San Francisco, California, dated April 1, 2000, between the Company as lessor and Red Herring Communications, Inc. as lessee

        10.63* First Amendment, dated as of October 31, 2000, to Sublease for 2828 18th Street, San Francisco, California, dated April 1, 2000, between the Company as lessor and Red Herring Communications, Inc. as lessee

        11*            Statement re: computation of per share earnings

        21*            Subsidiaries

        23.1*          Independent Auditors' Consent

 * Filed herewith.