Form 10-Q
period 2001-04-29
WILLIAMS SONOMA INC
filed 2001-06-08
CIK 719955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 29, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

                        Commission file number 001-14077

                              WILLIAMS-SONOMA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               California                                                           94-2203880
------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)           (I.R.S. Employer Identification No.)


3250 Van Ness Avenue, San Francisco, CA                                               94109
------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                           (Zip Code)

Registrant's Telephone Number, Including Area Code  (415) 421-7900


--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

      Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of June 4, 2001, 56,557,875 shares of the Registrant's Common Stock were outstanding.

                              WILLIAMS-SONOMA, INC.
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 29, 2001


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                  PAGE
                                                                                  ----
Item 1.  Financial Statements                                                      3
               Condensed Consolidated Balance Sheets
                 April 29, 2001, January 28, 2001 and April 30, 2000

               Condensed Consolidated Statements of Operations
                 Thirteen weeks ended April 29, 2001 and April 30, 2000

               Condensed Consolidated Statements of Cash Flows
                 Thirteen weeks ended April 29, 2001 and April 30, 2000

               Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and           9
         Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk               14

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                        15

Item 6.  Exhibits and Reports on Form 8-K                                         15

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                 April 29,   January 28,    April 30,
Dollars in thousands                               2001         2001          2000
                                                 ---------   -----------    ---------
ASSETS

Current assets
     Cash and cash equivalents                  $  5,982      $ 19,730      $ 14,499
     Accounts receivable - net                    37,656        38,181        22,229
     Merchandise inventories - net               287,844       283,085       278,025
     Prepaid catalog expenses                     18,178        30,032        19,639
     Prepaid expenses and other                   14,634        13,720        13,510
     Deferred income taxes                         8,161         8,161         9,265
     Total current assets                        372,455       392,909       357,167
Property and equipment - net                     494,812       490,525       401,055
Investments and other assets - net                 7,722         8,494         8,450
Total assets                                    $874,989      $891,928      $766,672

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                           $ 94,580      $159,247      $ 98,924
     Accrued expenses                             40,140        40,839        29,011
     Line of credit                               83,250            --        73,262
     Customer deposits                            56,805        57,243        38,662
     Current portion of long-term debt             5,897        12,133         6,230
     Income taxes payable and other liabilities   11,981        41,824        11,176
     Total current liabilities                   292,653       311,286       257,265
Deferred lease incentives                        112,494       112,686        90,062
Long-term debt                                    23,174        23,189        35,755
Deferred income tax liability                     12,231        12,231         8,520
Other long-term obligations                        4,372         5,078         5,380
Commitments and contingencies                         --            --            --
Shareholders' equity
     Common stock                                112,369       110,254       104,430
     Retained earnings                           317,696       317,204       265,260
     Total shareholders' equity                  430,065       427,458       369,690
Total liabilities and shareholders' equity      $874,989      $891,928      $766,672


            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Thirteen Weeks Ended
                                                                  April 29,        April 30,
Dollars and shares in thousands, except per share amounts           2001             2000
                                                                    ----             ----
Net revenues                                                      $417,572         $365,259
Cost of goods sold                                                 270,606          231,879
        Gross margin                                               146,966          133,380
Selling, general and administrative expenses                       144,692          124,242
Interest expense - net                                               1,474            1,272
        Earnings before income taxes                                   800            7,866
Income taxes                                                           308            3,028
        Net earnings                                              $    492         $  4,838

Basic earnings per share                                          $    .01         $    .09
Diluted earnings per share                                        $    .01         $    .08
Shares used in calculation of earnings per share:
   Basic                                                            55,833           56,132
   Diluted                                                          57,111           58,277


            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Thirteen Weeks Ended
                                                                              April 29,       April 30,
Dollars in thousands                                                            2001            2000
                                                                              ---------       ---------
Cash flows from operating activities:
Net earnings                                                                  $     492       $   4,838
Adjustments to reconcile net earnings to net cash used in
operating activities:
     Depreciation and amortization                                               18,990          13,386
     Net loss on disposal of assets and provision for store closures                304             393
     Amortization of deferred lease incentives                                   (3,023)         (2,485)
     Other                                                                          221            (273)
Changes in:
     Accounts receivable                                                            525             198
     Merchandise inventories                                                     (4,759)        (20,683)
     Prepaid catalog expenses                                                    11,854          (4,962)
     Prepaid expenses and other assets                                             (914)           (184)
     Accounts payable                                                           (64,667)         (3,538)
     Accrued expenses and other liabilities                                     (31,575)        (27,010)
     Deferred lease incentives                                                    2,958           1,674
Net cash used in operating activities                                           (69,594)        (38,646)
Cash flows from investing activities:
     Purchase of property and equipment                                         (23,317)        (21,073)
     Purchase of corporate facilities                                                --         (73,300)
     Other                                                                          271              --
Net cash used in investing activities                                           (23,046)        (94,373)
Cash flows from financing activities:
     Borrowings under line of credit                                            227,850          73,262
     Repayments under line of credit                                           (144,600)             --
     Repurchase of common stock                                                      --         (18,535)
     Repayments of long-term obligations                                         (6,251)           (130)
     Proceeds from exercise of stock options                                      1,909              78
     Other                                                                          (16)             --
Net cash provided by financing activities                                        78,892          54,675
Net decrease in cash and cash equivalents                                       (13,748)        (78,344)
Cash and cash equivalents at beginning of year                                   19,730          92,843
Cash and cash equivalents at end of year                                      $   5,982       $  14,499


            See Notes to Condensed Consolidated Financial Statements.

                     WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             Thirteen Weeks Ended April 29, 2001 and April 30, 2000
                                   (Unaudited)


NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The condensed consolidated balance sheets as of April 29, 2001 and April 30, 2000 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended April 29, 2001 and April 30, 2000 have been prepared by Williams-Sonoma, Inc., without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen week period then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries (the Company). Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 28, 2001, presented herein, has been derived from the audited balance sheet of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2001.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2001.

Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the current period.

The results of operations for the thirteen weeks ended April 29, 2001 are not necessarily indicative of the operating results of the full year.

NOTE B. ACCOUNTING POLICIES

New Accounting Pronouncement - On January 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS
138. SFAS 133 requires all derivative financial instruments to be recognized on the balance sheet at fair value. The effect of adopting SFAS 133 was immaterial. During fiscal 2000 and the first quarter of fiscal 2001, the Company entered into no derivative financial instruments.

NOTE C. BORROWING ARRANGEMENTS

The Company had a mortgage agreement with a bank at LIBOR plus 1.25%. The Company fixed the interest rate at 7.8% through an interest-rate swap agreement with the bank. The mortgage and swap agreement expired on April 2, 2001, and the outstanding amount of $6,154,000 was repaid.

The Company's line of credit facility provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements and a prohibition on payment of cash dividends. Within the first two years of the agreement, the Company may request that the lenders under the credit facility increase the maximum availability to $250,000,000. The Company may elect interest rates calculated by reference to the agent's internal reference rate or LIBOR plus a margin based on the Company's leverage ratio or, for advances under $10,000,000, IBOR plus a margin based on the Company's leverage ratio. The agreement expires on August 23, 2003. As of April 29, 2001, the Company had $83,250,000 of outstanding borrowings under this agreement at a weighted average interest rate of 5.6%.

In addition, the Company has a $65,000,000 letter of credit facility which expires on August 1, 2001. As of April 29, 2001, $39,281,000 was outstanding under this letter of credit facility. By the end of the second quarter of fiscal 2001, the Company expects to replace its current letter of credit agreement in order to meet increased working capital needs associated with the Company's growth plans.

NOTE D. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

                                                                   Net        Weighted        Per-Share
Dollars and amounts in thousands, except per share amounts      Earnings   Average Shares      Amount
                                                                --------   --------------     ---------
Thirteen weeks ended April 29, 2001
     Basic                                                       $  492         55,833         $   .01
        Effect of dilutive stock options                             --          1,278
     Diluted                                                     $  492         57,111         $   .01

Thirteen weeks ended April 30, 2000
     Basic                                                       $4,838         56,132         $   .09
        Effect of dilutive stock options                             --          2,145
     Diluted                                                     $4,838         58,277         $   .08

Options with an exercise price greater than the average market price of common shares for the period were 237,000 and 1,933,000 for the thirteen weeks ended April 29, 2001 and April 30, 2000, respectively, and were not included in the computation of diluted earnings per share.

NOTE E. SEGMENT REPORTING

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


SEGMENT INFORMATION
Dollars in thousands

                                                          Direct-to-
                                              Retail       Customer       Unallocated        Total
                                             --------     ----------      -----------       --------
Thirteen weeks ended April 29, 2001
  Net revenues                               $ 224,330      $ 193,242      $      --       $ 417,572
  Depreciation and amortization expense         12,015          4,236          2,739          18,990
  Earnings before income taxes                  12,095         14,885        (26,180)            800

  Assets                                       558,671        158,356        157,962         874,989
  Capital expenditures                          16,739          3,209          3,369          23,317

Thirteen weeks ended April 30, 2000
  Net revenues                               $ 197,166      $ 168,093      $      --       $ 365,259
  Depreciation and amortization expense          8,698          3,117          1,571          13,386
  Earnings before income taxes                  15,696         15,185        (23,015)          7,866

  Assets                                       450,207        160,336        156,129         766,672
  Capital expenditures                          13,700          1,800         78,873          94,373

NOTE F. STOCK BASED COMPENSATION

On February 5, 2001, the Company entered into an employment agreement (the "Agreement") with Dale Hilpert to serve as the Chief Executive Officer and as a director. Under the Agreement, the Company granted Mr. Hilpert options to purchase 500,000 shares of the Company's common stock, at an exercise price per share equal to the fair market value on the grant date of $24.125, exercisable ratably over five years.

The Company also granted Mr. Hilpert 250,000 restricted shares of the Company's common stock,the subject to the attainment of specific performance objectives determined by Compensation Committee of the Board of Directors. Such restricted shares will be earned if the performance criteria are met, but will vest on March 31, 2004 based upon Mr. Hilpert's continued employment through such date. Effective April 2, 2001, the Company is accounting for the restricted stock as a variable plan; when and if such restricted shares are earned, the amount of compensation will be fixed at the fair market value when earned and will be amortized ratably over the remaining period through March 31, 2004. Accordingly, in the thirteen weeks ended April 29, 2001, the Company recognized approximately $203,000 of compensation expense related to these restricted shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These risks and uncertainties include, without limitation, the following: the Company's ability to anticipate consumer preferences and buying trends; timely introduction and customer acceptance of the Company's merchandise; timely and effective sourcing of the Company's merchandise from its foreign and domestic vendors and delivery thereof through the Company's supply chain to its stores and customers; successful catalog management, including timing, sizing and merchandising; construction and other delays in store openings; uncertainties in Internet marketing, infrastructure and regulation; changes in consumer spending based on weather, economic, competitive and other conditions beyond the Company's control; multi-channel and multi-brand complexities; effective inventory management commensurate with customer demand; dependence on external funding sources for operating funds; the Company's ability to control employment, occupancy and other operating costs; the Company's ability to improve and control its systems and processes; and other risks and uncertainties contained in the Company's public announcements, reports to stockholders and SEC filings, including but not limited to Reports on Forms 10-K, 8-K and 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

BUSINESS

Williams-Sonoma, Inc. and its subsidiaries (the Company) are specialty retailers of products for the home. The retail segment sells its products through its four retail concepts - Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything. The direct-to-customer segment sells similar products through its six direct-mail catalogs - Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything and Chambers - and three e-commerce websites. The principal concepts in both retail and direct-to-customer are Williams-Sonoma which sells cookware essentials and Pottery Barn which sells contemporary tableware and home furnishings. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto.

NET REVENUES

Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Direct-to-customer sales include catalog and Internet sales. Shipping fees consist of revenue received from customers for delivery of merchandise.

The following table summarizes the Company's net revenues for the thirteen weeks ended April 29, 2001 and April 30, 2000.

                              Thirteen Weeks Ended         Thirteen Weeks Ended
Dollars in thousands        April 30, 2001   % Total    April 30, 2000     % Total
                            --------------   -------    --------------     -------
Retail sales                  $223,024         53.4%       $195,928         53.6%
Direct-to-customer sales       167,709         40.2%        147,073         40.3%
Shipping fees                   26,839          6.4%         22,258          6.1%
Net revenues                  $417,572        100.0%       $365,259        100.0%

Net revenues for the thirteen weeks ended April 29, 2001 (First Quarter of 2001) were $417,572,000 - an increase of $52,313,000 (14.3%) over net revenues for the thirteen weeks ended April 30, 2000 (First Quarter of 2000).

RETAIL REVENUES

                                                                 Thirteen Weeks Ended
Dollars in thousands                                      April 29, 2001     April 30, 2000
                                                          --------------     --------------
Retail sales                                               $   223,024        $   195,928
Shipping fees                                                    1,306              1,238
Total retail revenues                                      $   224,330        $   197,166
Percent growth in retail sales                                    13.8%              23.7%
Percent increase (decrease) in comparable store sales             (2.8)%              9.1%
Number of stores - beginning of period                             382                344
Number of new stores                                                 4                  2
Number of closed stores                                              3                 10
Number of stores - end of period                                   383                336
Store selling square footage at quarter-end (sq. ft.)        1,774,308          1,485,872
Store leased square footage at quarter-end (sq. ft.)         2,772,794          2,292,704

Retail revenues for the First Quarter of 2001 increased $27,164,000 (13.8%) over retail revenues for the First Quarter of 2000 primarily due to new store openings. During the First Quarter of 2001, the Company opened 4 stores (2 large-format Williams-Sonoma, 1 large-format Pottery Barn and 1 Pottery Barn
Kids), and closed 3 smaller stores (1 Pottery Barn and 2 Hold Everything). Pottery Barn and Pottery Barn Kids accounted for 56.0% of the growth in retail revenues from the end of the First Quarter of 2000 to the end of the First Quarter of 2001. Based on positive trends and consumer response to the first nine Pottery Barn Kids stores, the Company plans to open 19 new Pottery Barn Kids stores in Fiscal 2001.

Comparable stores are defined as those whose gross square feet did not change by more than 20% in the previous 12 months and which have been open for at least 12 months without closure for seven or more consecutive days. Comparable store sales are computed monthly for purposes of this analysis. Total comparable store sales decreased 2.8% for the First Quarter of 2001 and increased 9.1% for the First Quarter of 2000. Comparable store sales were positive in the Williams-Sonoma, Hold Everything and Outlet Stores during the First Quarter of 2001. Pottery Barn comparable store sales were negative during the First Quarter of 2001 compared to positive double digit comparable stores sales in the First Quarter of 2000. The decrease in the Pottery Barn comparable stores sales were primarily due to the challenging economic retail environment in the First Quarter of 2001 and a lack of newness in the product assortment.

Large-format stores, which enable the Company to more clearly display merchandise, average 3,500 selling square feet for Williams-Sonoma and 7,200 selling square feet for Pottery Barn. As of the end of the First Quarter of 2001, 282 stores (157 Williams-Sonoma and 125 Pottery Barn) were large-format, comprising 81.1% of the Company's total selling square footage. Large-format stores accounted for 79.4% of retail sales in the First Quarter of 2001, as compared to 78.4% in the First Quarter of 2000. During fiscal 2001, the Company plans to increase leased square footage by approximately 16%.

DIRECT-TO-CUSTOMER REVENUES

                                                    Thirteen Weeks Ended
Dollars in thousands                          April 29, 2001    April 30, 2000
                                              --------------    --------------
Catalog sales                                    $146,249         $142,457
Internet sales                                     21,460            4,616
Total direct-to-customer sales                    167,709          147,073
Shipping fees                                      25,533           21,020
Total direct-to-customer revenues                $193,242         $168,093
Percent growth in direct-to-customer sales           14.0%            46.6%
Percent growth in number of catalogs mailed           5.4%            12.0%

Direct-to-customer revenues of $193,242,000 in the First Quarter of 2001 increased $25,149,000 or 15.0%. This increase was primarily due to the strength of the Pottery Barn Kids and Pottery Barn Bed + Bath catalogs and the Williams-Sonoma and Pottery Barn internet businesses. In January 1999, the Company introduced Pottery Barn Kids and in May 2000, the Company launched Pottery Barn Bed + Bath. Pottery Barn Kids and Pottery Barn Bed + Bath accounted for 17.2% and 44.7%, respectively, of the direct-to-customer revenue growth in the First Quarter of 2001.

In 1999, the Company launched both its Williams-Sonoma Internet wedding and gift registry website and its Williams-Sonoma website. The Pottery Barn website was introduced in August 2000. Combined sales from these sites were $21,460,000 in the First Quarter of 2001, an increase of $16,844,000 (364.9%) from $4,616,000 in the First Quarter of 2000. In May 2001, the Company launched its Pottery Barn Kids website, and expects to launch a Pottery Barn gift registry website and a Pottery Barn Kids gift registry website in the fall of 2001.

COST OF GOODS SOLD

                                                 Thirteen Weeks Ended           Thirteen Weeks Ended
                                                                   % Net                           % Net
Dollars in thousands                          April 29, 2001    Revenues    April 30, 2000      Revenues
                                              --------------    --------    --------------      --------
Cost of goods and occupancy expenses             $242,037          58.0%        $207,931          56.9%
Shipping costs                                     28,569           6.8%          23,948           6.6%
Total cost of goods sold                         $270,606          64.8%        $231,879          63.5%

Cost of goods and occupancy expenses increased $34,106,000 to $242,037,000 in the First Quarter of 2001 from $207,931,000 in the First Quarter of 2000. Cost of goods and occupancy expenses expressed as a percentage of net revenues for the First Quarter of 2001 increased 1.1 percentage points to 58.0% from 56.9% in the First Quarter of 2000. Continued savings generated by vertical integration and international sourcing initiatives were more than offset by higher occupancy costs. The increase in occupancy costs was driven primarily by increased depreciation and property taxes on fiscal 2000 capital spending projects that were initiated after the First Quarter of 2000.

Shipping costs increased $4,621,000 to $28,569,000 in the First Quarter of 2001 from $23,948,000 in the First Quarter of 2000. Shipping costs as a percentage of net revenues increased to 6.8% in the First Quarter of 2001 from 6.6% in the First Quarter of 2000. The increase in shipping costs as a percentage of net revenues is consistent with an increasing percentage of direct-to-customer revenue to total Company revenue and a continued rise in the number of furniture and dimensionally larger products being shipped to customers at a higher cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $20,450,000 or 16.5% to $144,692,000 in the First Quarter of 2001 from $124,242,000 in the First Quarter of 2000. Selling, general and administrative expenses expressed as a percent of net revenues increased by 0.7 percentage points to 34.7% in the First Quarter of 2001 from 34.0% in the First Quarter of 2000. The increased percentage was primarily due to higher catalog and internet advertising costs, offset by lower controllable expenses that resulted from distribution productivity improvements and successful cost control initiatives.

INTEREST EXPENSE - NET

Net interest expense increased $202,000 to $1,474,000 in the First Quarter of 2001 from $1,272,000 in the First Quarter of 2000. This increase was primarily attributable to a decrease in short-term investment income.

INCOME TAXES

The Company's effective tax rate was 38.5% for the First Quarter of 2001 and the First Quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

For the First Quarter of 2001, net cash used in operating activities increased $30,948,000 to $69,594,000 from $38,646,000 in the First Quarter of 2000. The increase in operating cash used during the First Quarter of 2001 is primarily attributable to a significant increase in cash used to reduce accounts payable, partially offset by reductions in prepaid catalog expenses and purchases of merchandise inventories. The reduced purchases of merchandise inventories reflects management's commitment to aggressively manage inventory levels and improve inventory turns.

Net cash used in investing activities was $23,046,000 for the First Quarter of 2001 as compared to $94,373,000 for the same period of 2000. First Quarter 2001 purchases of property and equipment were $23,317,000, which includes approximately $12,360,000 for stores, $6,900,000 for systems development projects (including the Internet), $2,800,000 for the buildout of corporate facilities and $640,000 for distribution capacity expansion.

First Quarter 2000 purchases of property and equipment include approximately $73,300,000 for the purchase of a 204,000 square foot corporate office facility, $10,200,000 for stores and $4,400,000 for systems development projects (including the Internet).

Gross capital expenditures in fiscal 2001 are projected to be approximately $135,000,000 to $150,000,000, including $70,000,000 to $75,000,000 for stores,
$50,000,000 to $60,000,000 for systems development projects (including the Internet) and approximately $15,000,000 for other infrastructure projects.

For the First Quarter of 2001, cash provided by financing activities was $78,892,000, comprised primarily of proceeds from the line of credit financing and proceeds from the exercise of stock options, partially offset by the repayment of $6,154,000 under the mortgage agreement.

For the First Quarter of 2000, cash provided by financing activities was $54,675,000, comprised primarily of proceeds from the line of credit financing, partially offset by Company repurchases of 825,200 shares of the Company's common stock for approximately $18,535,000.

The Company's line of credit facility provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements and a prohibition on payment of cash dividends. Within the first two years of the agreement, the Company may request that the lenders under the credit facility increase the maximum availability to $250,000,000. The Company may elect interest rates calculated by reference to the agent's internal reference rate or LIBOR plus a margin based on the Company's leverage ratio or, for advances under $10,000,000, IBOR plus a margin based on the Company's leverage ratio. The agreement expires on August 23, 2003. As of April 29, 2001, the Company had $83,250,000 of outstanding borrowings under this agreement at a weighted average interest rate of 5.6%.

In addition, the Company has a $65,000,000 letter of credit facility which expires on August 1, 2001. As of April 29, 2001, $39,281,000 was outstanding under this letter of credit facility. By the end of the second quarter of fiscal 2001, the Company expects to replace its current letter of credit agreement in order to meet increased working capital needs associated with the Company's growth plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 56 basis points (a 10% change in the associated debt's variable rate as of April 29, 2001), the Company's results from operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

Foreign Currency Risks

The Company enters into a significant amount of purchase obligations outside of the U.S. which are primarily settled in U.S. dollars and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial. The Company intends to open five stores in Toronto, Canada in the fourth quarter of fiscal 2001. As of April 29, 2001, the Company had deposits totaling 832,000 Canadian dollars in a Canadian bank account to support this effort.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

    There have been no Current Reports on Form 8-K filed during the quarter for which this report is being filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WILLIAMS-SONOMA, INC.



                                              By: /s/ SHARON L. MCCOLLAM
                                                  -------------------------
                                                  Sharon L. McCollam
                                                  Senior Vice President
                                                  Chief Financial Officer



Dated: June 8, 2001