Form 10-Q
period 2001-07-29
WILLIAMS SONOMA INC
filed 2001-09-10
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2001.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-14077

WILLIAMS-SONOMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	94-2203880

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3250 Van Ness Avenue, San Francisco, CA	94109

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code    (415) 421-7900

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [   ]

     As of August 30, 2001, 56,900,585 shares of the Registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 29, 2001

PART I. FINANCIAL INFORMATION

		PAGE

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets July 29, 2001, January 28, 2001 and July 30, 2000

	Condensed Consolidated Statements of Operations Thirteen weeks ended July 29, 2001 and July 30, 2000 Twenty-six weeks ended July 29, 2001 and July 30, 2000

	Condensed Consolidated Statements of Cash Flows Twenty-six weeks ended July 29, 2001 and July 30, 2000

	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 6.	Exhibits and Reports on Form 8-K	16

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 29,	January 28,	July 30,
Dollars in thousands	2001	2001	2000

ASSETS

Current assets

Cash and cash equivalents	$7,816	$19,730	$4,036

Accounts receivable — net	38,420	38,181	22,377

Merchandise inventories — net	270,434	283,085	293,503

Prepaid catalog expenses	18,452	30,032	20,824

Prepaid expenses and other	28,252	13,720	13,981

Deferred income taxes	8,161	8,161	9,265

Total current assets	371,535	392,909	363,986

Property and equipment — net	533,187	490,525	428,596

Investments and other assets — net	8,657	8,494	8,425

Total assets	$913,379	$891,928	$801,007

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$101,893	$159,247	$85,493

Accrued expenses	44,388	40,839	31,882

Line of credit	81,750	—	107,237

Customer deposits	56,833	57,243	41,309

Current portion of long-term debt	5,850	12,133	6,196

Other liabilities	25,005	41,824	13,344

Total current liabilities	315,719	311,286	285,461

Deferred lease incentives	114,341	112,686	91,305

Long-term debt	23,146	23,189	34,848

Deferred income tax liability	12,231	12,231	8,520

Other long-term obligations	5,093	5,078	5,583

Commitments and contingencies	—	—	—

Shareholders’ equity

Common stock	123,801	110,254	104,967

Retained earnings	319,048	317,204	270,323

Total shareholders’ equity	442,849	427,458	375,290

Total liabilities and shareholders’ equity	$913,379	$891,928	$801,007

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

Dollars and shares in thousands, except per share	July 29,	July 30,	July 29,	July 30,
amounts	2001	2000	2001	2000

Net revenues	$428,994	$366,484	$846,566	$731,743

Cost of goods sold	282,823	235,232	553,429	467,111

Gross margin	146,171	131,252	293,137	264,632

Selling, general and administrative expenses	142,300	120,630	286,992	244,872

Interest expense — net	1,673	2,389	3,147	3,661

Earnings before income taxes	2,198	8,233	2,998	16,099

Income taxes	846	3,170	1,154	6,198

Net earnings	$1,352	$5,063	$1,844	$9,901

Basic earnings per share	$.02	$.09	$.03	$.18

Diluted earnings per share	$.02	$.09	$.03	$.17

Shares used in calculation of earnings per share:

Basic	56,312	55,579	55,981	55,986

Diluted	58,055	58,080	57,414	58,250

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Six Weeks Ended

	July 29,	July 30,
Dollars in thousands	2001	2000

Cash flows from operating activities:

Net earnings	$1,844	$9,901

Adjustments to reconcile net earnings to net cash used in operating activities:

Depreciation and amortization	38,483	27,696

Net loss on disposal of assets and provision for store closures	1,057	351

Amortization of deferred lease incentives	(6,146)	(4,997)

Other	(1,143)	—

Changes in:

Accounts receivable	(239)	50

Merchandise inventories	12,651	(36,161)

Prepaid catalog expenses	11,580	(6,147)

Prepaid expenses and other assets	(13,669)	(655)

Accounts payable	(57,354)	(16,969)

Accrued expenses and other liabilities	(24,115)	(19,865)

Deferred lease incentives	7,958	5,429

Net cash used in operating activities	(29,093)	(41,367)

Cash flows from investing activities:

Purchases of property and equipment	(73,461)	(62,918)

Purchase of corporate facilities	—	(73,303)

Other	—	(275)

Net cash used in investing activities	(73,461)	(136,496)

Cash flows from financing activities:

Borrowings under line of credit	316,250	152,049

Repayments under line of credit	(234,500)	(44,812)

Proceeds from exercise of stock options	15,230	615

Repayments of long-term obligations	(6,326)	(261)

Repurchase of common stock	—	(18,535)

Other	(14)	—

Net cash provided by financing activities	90,640	89,056

Net decrease in cash and cash equivalents	(11,914)	(88,807)

Cash and cash equivalents at beginning of year	19,730	92,843

Cash and cash equivalents at end of year	$7,816	$4,036

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Twenty-Six Weeks Ended July 29, 2001 and July 30, 2000
(Unaudited)

NOTE A. FINANCIAL STATEMENTS — BASIS OF PRESENTATION

The condensed consolidated balance sheets as of July 29, 2001 and July 30, 2000 and the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended July 29, 2001 and July 30, 2000, and cash flows for the twenty-six week periods ended July 29, 2001 and July 30, 2000 have been prepared by Williams-Sonoma, Inc., without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six week periods then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries (the Company). Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 28, 2001, presented herein, has been derived from the audited balance sheet of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001.

Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the current period.

The results of operations for the thirteen and twenty-six weeks ended July 29, 2001 are not necessarily indicative of the operating results of the full year.

NOTE B. ACCOUNTING POLICIES

New Accounting Pronouncement — On January 29, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133. “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and SFAS 138. SFAS 133 requires all derivative financial instruments to be recognized on the balance sheet at fair value. Adoption of SFAS 133 had no effect on the Company’s consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 for its fiscal year beginning February 4, 2002 and has not determined the impact, if any, it will have on the consolidated financial position or results of operations.

NOTE C. BORROWING ARRANGEMENTS

The Company’s line of credit facility provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements and a prohibition on payment of cash dividends. Through August 23, 2002, the Company may request that the lenders under the credit facility increase the maximum availability to $250,000,000. The Company may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on the Company’s leverage ratio or, for advances under $10,000,000, IBOR plus a margin based on the Company’s leverage ratio. The agreement expires on August 23, 2003. As of July 29, 2001, the Company had $81,750,000 of outstanding borrowings under this agreement at a weighted average interest rate of 5.1%.

In July 2001, the Company entered into a new $100,000,000 letter of credit facility which expires on July 11, 2002. As of July 29, 2001, $68,179,000 was outstanding under this letter of credit facility.

In May 2001, the Company entered into a $10,052,000 promissory note as part of an agreement to lease store equipment by October 31, 2001. Upon completion of equipment installation, this promissory note will be fully converted to a capital lease. As of July 29, 2001, approximately $8,325,000 of store equipment and $1,727,000 for a prepaid service contract was recorded through this noncash transaction.

NOTE D. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

	Net	Weighted	Per-Share
Dollars and amounts in thousands, except per share amounts	Earnings	Average Shares	Amount

Thirteen weeks ended July 29, 2001 Basic	$1,352	56,312	$.02

Effect of dilutive stock options	—	1,743

Diluted	$1,352	58,055	$.02

Thirteen weeks ended July 30, 2000 Basic	$5,063	55,579	$.09

Effect of dilutive stock options	—	2,501

Diluted	$5,063	58,080	$.09

Twenty-six weeks ended July 29, 2001 Basic	$1,844	55,981	$.03

Effect of dilutive stock options	—	1,433

Diluted	$1,844	57,414	$.03

Twenty-six weeks ended July 30, 2000 Basic	$9,901	55,986	$.18

Effect of dilutive stock options	—	2,264

Diluted	$9,901	58,250	$.17

Options with an exercise price greater than the average market price of common shares were 45,000 and 488,000 for the thirteen weeks and 117,000 and 746,000 for the twenty-six weeks ended July 29, 2001 and July 30, 2000, respectively, and were not included in the computation of diluted earnings per share.

NOTE E. SEGMENT REPORTING

Williams-Sonoma, Inc. has two reportable segments — retail and direct-to-customer. The retail segment sells products for the home through its four retail concepts — Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything. The direct-to-customer segment sells similar products through its six direct-mail catalogs — Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything and Chambers — and four e-commerce websites.

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

Segment Information
Dollars in thousands

		Direct-to-
	Retail	Customer	Unallocated	Total

Thirteen weeks ended July 29, 2001

Net revenues	$246,294	$182,700	$—	$428,994

Depreciation and amortization expense	11,883	4,866	2,744	19,493

Earnings (loss) before income taxes	13,486	17,537	(28,825)	2,198

Capital expenditures	29,550	8,464	12,130	50,144

Thirteen weeks ended July 30, 2000

Net revenues	$208,405	$158,079	$—	$366,484

Depreciation and amortization expense	8,815	3,297	2,198	14,310

Earnings (loss) before income taxes	11,479	18,992	(22,238)	8,233

Capital expenditures	28,279	9,132	4,437	41,848

Twenty-six weeks ended July 29, 2001

Net revenues	$470,624	$375,942	$—	$846,566

Depreciation and amortization expense	23,898	9,102	5,483	38,483

Earnings (loss) before income taxes	25,581	32,422	(55,005)	2,998

Assets	570,869	154,425	188,085	913,379

Capital expenditures	46,289	11,673	15,499	73,461

Twenty-six weeks ended July 30, 2000

Net revenues	$405,571	$326,172	$—	$731,743

Depreciation and amortization expense	17,513	6,414	3,769	27,696

Earnings (loss) before income taxes	27,175	33,903	(44,979)	16,099

Assets	484,849	168,541	147,617	801,007

Capital expenditures	41,979	10,932	83,310	136,221

NOTE F. STOCK BASED COMPENSATION

In the First Quarter of 2001, the Company entered into an employment agreement (the “Agreement”) with Dale Hilpert to serve as the Chief Executive Officer and as a director. Under the Agreement, the Company agreed to issue Mr. Hilpert 250,000 restricted shares of the Company’s common stock, subject to the attainment of specific performance objectives determined by the Compensation Committee of the Board of Directors. On August 22, 2001, the Compensation Committee determined that the performance standards and other requirements had been met and, therefore, authorized the issuance of such restricted shares. Such restricted shares will vest on March 31, 2004 based upon Mr. Hilpert’s continued employment through such date. Accordingly, total compensation expense (based upon the fair market value of $30.90 on the issue date) of $7,725,000 will be recognized ratably through March 31, 2004. Accordingly, in the thirteen and twenty-six weeks ended July 29, 2001, the Company recognized approximately $869,000 and $1,072,000, respectively, of compensation expense related to these restricted shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The forward-looking statements included in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These risks and uncertainties include, without limitation, the following: the Company’s ability to anticipate consumer preferences and buying trends; timely introduction and customer acceptance of the Company’s merchandise; downward pressure in retail and direct-to-customer sales due to continuing economic pessimism on the part of the consumer; timely and effective sourcing of the Company’s merchandise from its foreign and domestic vendors and delivery thereof through the Company’s supply chain to its stores and customers; successful catalog management, including timing, sizing and merchandising; construction and other delays in store openings; uncertainties in Internet marketing, infrastructure and regulation; changes in consumer spending based on weather, economic, competitive and other conditions beyond the Company’s control; multi-channel and multi-brand complexities; effective inventory management commensurate with customer demand; dependence on external funding sources for operating funds; the Company’s ability to control employment, occupancy and other operating costs; the Company’s ability to improve and control its systems and processes; and other risks and uncertainties contained in the Company’s public announcements, reports to stockholders and SEC filings, including but not limited to Reports on Forms 10-K, 8-K and 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Business

Williams-Sonoma, Inc. and its subsidiaries (the Company) are specialty retailers of products for the home. The retail segment sells its products through its four retail concepts — Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything. The direct-to-customer segment sells similar products through its six direct-mail catalogs — Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything and Chambers — and four e-commerce websites. The principal concepts in both retail and direct-to-customer are Williams-Sonoma which sells cookware essentials and Pottery Barn which sells contemporary tableware and home furnishings. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto.

Net Revenues

Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Direct-to-customer sales include catalog and Internet sales. Shipping fees consist of revenue received from customers for delivery of merchandise.

The following table summarizes the Company’s net revenues for the thirteen and twenty-six weeks ended July 29, 2001 and July 30, 2000.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended

Dollars in thousands	July 29, 2001		July 30, 2000		July 29, 2001		July 30, 2000

		% Total		% Total		% Total		% Total

Retail sales	$244,410	57.0%	$206,726	56.4%	$467,434	55.2%	$402,654	55.0%

Direct-to-customer sales	158,308	36.9%	137,240	37.4%	326,017	38.5%	284,313	38.9%

Shipping fees	26,276	6.1%	22,518	6.2%	53,115	6.3%	44,776	6.1%

Net revenues	$428,994	100.0%	$366,484	100.0%	$846,566	100.0%	$731,743	100.0%

Net revenues for the thirteen weeks ended July 29, 2001 (Second Quarter of 2001) were $428,994,000 — an increase of $62,510,000 (17.1%) over net revenues for the thirteen weeks ended July 30, 2000 (Second Quarter of 2000). Net revenues for the twenty-six week period ended July 29, 2001 (Year-to-Date 2001) were $846,566,000, an increase of $114,823,000 (15.7%) from the twenty-six week period ended July 30, 2000 (Year-to-Date 2000).

Retail Revenues

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

Dollars in thousands	July 29, 2001	July 30, 2000	July 29, 2001	July 30, 2000

Retail sales	$244,410	$206,726	$467,434	$402,654

Shipping fees	1,884	1,679	3,190	2,917

Total retail revenues	$246,294	$208,405	$470,624	$405,571

Percent growth in retail sales	18.2%	19.8%	16.1%	21.7%

Percent increase (decrease) in comparable store sales	1.0%	7.0%	(0.9)%	8.0%

Number of stores — beginning of period	383	336	382	344

Number of new stores	15	14	19	16

Number of closed stores	5	3	8	13

Number of stores — end of period	393	347	393	347

Store selling square footage at quarter-end (sq. ft.)	1,830,361	1,547,947	1,830,361	1,547,947

Store leased square footage at quarter-end (sq. ft.)	2,862,482	2,396,370	2,862,482	2,396,370

Store count:

Williams-Sonoma	205	187

Pottery Barn	136	120

Pottery Barn Kids	15	—

Hold Everything	24	29

Outlets	13	11

Retail revenues for the Second Quarter of 2001 increased $37,889,000 (18.2%) over retail revenues for the Second Quarter of 2000 primarily due to new store openings. During the Second Quarter of 2001, the Company opened 15 stores (7 large-format Williams-Sonoma, 1 large-format Pottery Barn, 6 Pottery Barn Kids and 1 outlet), and closed 5 smaller stores (4 Williams-Sonoma and 1 Pottery Barn). Pottery Barn and Pottery Barn Kids accounted for 60.0% of the growth in retail revenues from Second Quarter of 2000 to Second Quarter of 2001. Based on the positive retail performance in the first 15 Pottery Barn Kids stores, the Company plans to open 12 additional Pottery Barn Kids stores in Fiscal 2001.

Total retail revenues for Year-to-Date 2001 grew 16.0% over the same period of the prior year, primarily due to new store openings. Pottery Barn and Pottery Barn Kids accounted for 58.2% of the growth in retail revenues from Year-to-Date 2000 to Year-to-Date 2001.

Comparable stores are defined as those whose gross square feet did not change by more than 20% in the previous 12 months and which have been open for at least 12 months without closure for seven or more consecutive days. Comparable store sales are computed monthly for purposes of this analysis. Total comparable store sales increased 1.0% and 7.0% for the Second Quarter of 2001 and the Second Quarter of 2000, respectively, and decreased 0.9% and increased 8.0% for Year-to-Date 2001 and Year-to-Date 2000, respectively. Comparable store sales were positive in the Williams-Sonoma and Outlet Stores during the Second Quarter of 2001. Pottery Barn comparable store sales were low negative single digits during the Second Quarter of 2001 compared to positive high single digit comparable stores sales in the Second Quarter of 2000. The decrease in the Pottery Barn comparable stores sales were primarily due to a challenging economic environment in both the first and second quarters of 2001 and a lack of newness in the product assortment.

Large-format stores, which enable the Company to more clearly display merchandise, average 3,500 selling square feet for Williams-Sonoma and 7,100 selling square feet for Pottery Barn. As of the end of the Second Quarter of 2001, 290 stores (164 Williams-Sonoma and 126 Pottery Barn) were large-format, comprising 80.2% of the Company’s total selling square footage. Large-format stores accounted for 79.6% of retail sales in the Second Quarter of 2001, as compared to 78.7% in the Second Quarter of 2000. During fiscal 2001, the Company plans to increase leased square footage by approximately 16%.

Direct-to-Customer Revenues

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

Dollars in thousands	July 29, 2001	July 30, 2000	July 29, 2001	July 30, 2000

Catalog sales	$131,179	$130,742	$277,428	$273,199

Internet sales	27,129	6,498	48,589	11,114

Total direct-to-customer sales	158,308	137,240	326,017	284,313

Shipping fees	24,392	20,839	49,925	41,859

Total direct-to-customer revenues	$182,700	$158,079	$375,942	$326,172

Percent growth in direct-to-customer sales	15.4%	50.0%	14.7%	48.2%

Percent growth in number of catalogs mailed	8.6%	59.7%	8.8%	33.9%

Direct-to-customer revenues of $182,700,000 in the Second Quarter of 2001 increased $24,621,000 or 15.6%. This increase was primarily due to the e-commerce business and continued growth in the Pottery Barn Bed + Bath and Pottery Barn Kids catalog. In January 1999, the Company introduced its Pottery Barn Kids catalog and in May 2000, the Company launched Pottery Barn Bed + Bath. Pottery Barn Kids catalog and Pottery Barn Bed + Bath accounted for 24.7% and 43.5% of the direct-to-customer revenue growth in the Second Quarter of 2001 and Year-to-Date 2001, respectively.

In 1999, the Company launched both its Williams-Sonoma Internet wedding and gift registry website and its Williams-Sonoma website. In August 2000, the Company introduced its Pottery Barn website and in May 2001, the Company unveiled its Pottery Barn Kids website. Combined sales from these sites were $27,129,000 in the Second Quarter of 2001, an increase of $20,631,000 (317.5%) from $6,498,000 in the Second Quarter of 2000. For Year-to-Date 2001, combined sales from these sites increased $37,475,000 or 337.2% to $48,589,000 from $11,114,000. The Company expects to launch a Pottery Barn on-line gift and bridal registry and a Pottery Barn Kids on-line gift registry in the Third Quarter of 2001.

Cost of Goods Sold

		Thirteen Weeks Ended				Twenty-Six Weeks Ended

	July 29,	% Net	July 30,	% Net	July 29,	% Net	July 30,	% Net
Dollars in thousands	2001	Revenues	2000	Revenues	2001	Revenues	2000	Revenues

Cost of goods and occupancy expenses	$255,791	59.6%	$214,425	58.5%	$497,828	58.8%	$422,356	57.7%

Shipping costs	27,032	6.3%	20,807	5.7%	55,601	6.6%	44,755	6.1%

Total cost of goods sold	$282,823	65.9%	$235,232	64.2%	$553,429	65.4%	$467,111	63.8%

Cost of goods and occupancy expenses increased $41,366,000 to $255,791,000 in the Second Quarter of 2001 from $214,425,000 in the Second Quarter of 2000. Cost of goods and occupancy expenses expressed as a percentage of net revenues for the Second Quarter of 2001 increased 1.1 percentage points to 59.6% from 58.5% in the Second Quarter of 2000. For Year-to-Date 2001, cost of goods and occupancy expenses expressed as a percentage of net revenues increased 1.1 percentage points to 58.8% from 57.7%. Higher occupancy costs were offset by continued savings generated from vertical integration and international sourcing initiatives and decreased transportation costs from the distribution center to the stores. The increase in occupancy costs was driven primarily by increased depreciation and related fixed expenses for capital spending projects that were placed in service during or after the Second Quarter of 2000. The decrease in transportation costs was due to restructuring the retail distribution hub network and increasing direct-to-store deliveries.

Shipping costs increased $6,225,000 to $27,032,000 in the Second Quarter of 2001 from $20,807,000 in the Second Quarter of 2000. Shipping costs as a percentage of net revenues increased to 6.3% in the Second Quarter of 2001 from 5.7% in the Second Quarter of 2000. For Year-to-Date 2001, shipping costs as a percentage of net revenues increased to 6.6% from 6.1% from Year-to-Date 2000. The increase in shipping costs as a percentage of net revenues is primarily due to a continued rise in the number of furniture and dimensionally larger products being shipped to customers and an improved in-home furniture delivery program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $21,670,000 or 18.0% to $142,300,000 in the Second Quarter of 2001 from $120,630,000 in the Second Quarter of 2000. Selling, general and administrative expenses expressed as a percent of net revenues increased by 0.3 percentage points to 33.2% in the Second Quarter of 2001 from 32.9% in the Second Quarter of 2000. For Year-to-Date 2001, selling, general and administrative expenses increased $42,120,000 or 17.2% to $286,992,000 from Year-to-Date 2000. The increased percentage was primarily due to higher direct-to-customer advertising costs and stock-based compensation charges in the Second Quarter of 2001, offset by lower controllable expenses that resulted from distribution productivity improvements and continued cost control initiatives.

Interest Expense — Net

Net interest expense decreased $716,000 to $1,673,000 in the Second Quarter of 2001 from $2,389,000 in the Second Quarter of 2000. For Year-to-Date 2001, net interest expense decreased $514,000 to $3,147,000 from Year-to-Date 2000. These decreases resulted primarily from a decrease in borrowings under the Company’s line of credit and letter of credit facilities due to continued asset management initiatives including aggressive inventory management programs as well as lower interest rates on the borrowings.

Income Taxes

The Company’s effective tax rate was 38.5% for Year-to-Date 2001 and Year-to-Date 2000.

Liquidity and Capital Resources

For Year-to-Date 2001, net cash used in operating activities decreased to $29,093,000 from $41,367,000 for Year-to-Date 2000. This decrease in operating cash used is primarily attributable to reductions in prepaid catalog expenses and purchases of merchandise inventories, offset by increased cash used to reduce accounts payable and payment of the Company’s 2001 income taxes. The reduced purchases of merchandise inventories reflects management’s commitment to aggressively manage inventory levels and improve inventory turns.

Net cash used in investing activities was $73,461,000 for Year-to-Date 2001 as compared to $136,496,000 for the same period of 2000. Year-to-Date 2001 purchases of property and equipment includes approximately $37,220,000 for stores, $21,590,000 for systems development projects (including the Internet), $11,690,000 for the buildout of corporate facilities and $910,000 for distribution capacity expansion.

Year-to-Date 2000 purchases of property and equipment include approximately $73,300,000 for the purchase of a 204,000 square foot corporate office facility, $33,200,000 for stores and $12,600,000 for systems development projects (including the Internet).

Gross capital expenditures in fiscal 2001 are projected to be approximately $135,000,000 to $150,000,000, including $70,000,000 to $75,000,000 for stores, $50,000,000 to $60,000,000 for systems development projects (including the Internet) and approximately $15,000,000 for other infrastructure projects.

For Year-to-Date 2001, cash provided by financing activities was $90,640,000, comprised primarily of line of credit borrowings and proceeds from the exercise of stock options, partially offset by the repayment of $6,154,000 under the mortgage agreement.

For Year-to-Date 2000, cash provided by financing activities was $89,056,000, comprised primarily of line of credit borrowings, partially offset by Company repurchases of 825,200 shares of the Company’s common stock for approximately $18,535,000.

The Company’s line of credit facility provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements and a prohibition on payment of cash dividends. Through August 23, 2002, the Company may request that the lenders under the credit facility increase the maximum availability to $250,000,000. The Company may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on the Company’s leverage ratio or, for advances under $10,000,000, IBOR plus a margin based on the Company’s leverage ratio. The agreement expires on August 23, 2003. As of July 29, 2001, the Company had $81,750,000 of outstanding borrowings under this agreement at a weighted average interest rate of 5.1%.

In July 2001, the Company entered into a new $100,000,000 letter of credit facility which expires on July 11, 2002. As of July 29, 2001, $68,179,000 was outstanding under this letter of credit facility.

The Company believes that its available cash, cash equivalents, cash flow from operations and credit facilities will be sufficient to finance operations and capital requirements for at least the next twelve months.

Impact of Inflation

The impact of inflation on results of operations has not been significant.

Seasonality

The Company’s business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company’s revenues and net earnings have been realized during the period from October through December, and levels of net revenues and net earnings have generally been significantly lower during the period from January through September. The Company believes this is the general pattern associated with the direct-to-customer and retail industries. In anticipation of its peak season, the Company hires a substantial number of additional employees in its retail stores and direct-to-customer processing and distribution areas, and incurs significant fixed catalog production and mailing costs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 51 basis points (a 10% change in the associated debt’s variable rate as of July 29, 2001), the Company’s results from operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

Foreign Currency Risks

The Company enters into a significant amount of purchase obligations outside of the U.S. which are primarily settled in U.S. dollars and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial. The Company intends to open five stores in Toronto, Canada in the fourth quarter of fiscal 2001. As of July 29, 2001, the Company had deposits totaling 3,149,000 Canadian dollars in a Canadian bank account to support this effort.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
FORM 10-Q
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Shareholders was held on May 23, 2001.

(b)	At the Company’s 2001 Annual Meeting of Shareholders, the shareholders took the following actions:

(I)	The shareholders elected each of the following persons by the vote indicated to serve as a director of the Company until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified:

Name	For	Withheld

Charles E. Williams	45,632,980	401,120

W. Howard Lester	37,545,279	8,488,821

Adrian D.P. Bellamy	45,703,789	330,311

Patrick J. Connolly	45,703,107	330,993

Dale W. Hilpert	45,701,183	332,917

Michael R. Lynch	45,686,501	347,599

John E. Martin	45,705,401	328,699

James A. McMahan	43,438,134	2,595,966

Edward A. Mueller	35,508,674	10,525,426

Heather M. Reisman	45,685,121	348,979

Richard T. Robertson	45,684,578	349,522

(II)	The shareholders approved, by the vote indicated, the Williams-Sonoma, Inc. 2001 Stock Option Plan which would allow the Company to award either or both incentive stock options or nonqualifed stock options to key employees and directors to purchase up to an aggregate of two million, five hundred thousand (2,500,000) shares of the Company’s common stock:

For	Against	Withheld

31,007,743	14,983,124	43,233

(III)	The shareholders approved, by the vote indicated, the Williams-Sonoma, Inc. 2001 Incentive Bonus Plan which would enable the Company to pay competitive compensation to incentivize the attainment of specified performance objectives of the Company, without necessarily losing any tax deductions available to the Company for the compensation:

For	Against	Withheld

44,497,855	1,497,335	38,910

(IV)	The shareholders ratified by the vote indicated the selection of Deloitte & Touche LLP as the independent accountants for the Company’s fiscal year ending February 3, 2002:

For	Against	Withheld

45,849,366	131,348	53,386

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Exhibit Description

10.1	Reimbursement Agreement between the Company and Bank of America, National Association, dated July 11, 2001

(b)	Reports on Form 8-K

There have been no Current Reports on Form 8-K filed during the quarter for which this report is being filed.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ SHARON L. MCCOLLAM

Sharon L. McCollam Senior Vice President Chief Financial Officer

Dated: September 10, 2001