Form 10-Q
period 2001-10-28
WILLIAMS SONOMA INC
filed 2001-12-06
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2001.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ________________  to _________________

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

     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     As of November 30, 2001, 56,995,705 shares of the Registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 28, 2001

		PAGE

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets October 28, 2001, January 28, 2001 and October 29, 2000
	Condensed Consolidated Statements of Operations Thirteen weeks ended October 28, 2001 and October 29, 2000 Thirty-nine weeks ended October 28, 2001 and October 29, 2000
	Condensed Consolidated Statements of Cash Flows Thirty-nine weeks ended October 28, 2001 and October 29, 2000
	Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 6.	Exhibits and Reports on Form 8-K	15

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 28,	January 28,	October 29,
Dollars in thousands	2001	2001	2000

ASSETS
Current assets
Cash and cash equivalents	$6,897	$19,730	$5,889
Accounts receivable — net	48,832	38,181	38,403
Merchandise inventories — net	331,825	283,085	369,446
Prepaid catalog expenses	34,558	30,032	29,002
Prepaid expenses and other	26,851	13,720	13,174
Deferred income taxes	8,161	8,161	9,265
Total current assets	457,124	392,909	465,179
Property and equipment — net	557,465	490,525	466,815
Investments and other assets — net	7,430	8,494	9,120
Total assets	$1,022,019	$891,928	$941,114
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$119,435	$159,247	$135,215
Accrued expenses	46,417	40,839	36,340
Line of credit	155,250	—	173,700
Customer deposits	59,057	57,243	45,161
Current portion of long-term debt	5,768	12,133	12,196
Other liabilities	17,809	41,824	16,132
Total current liabilities	403,736	311,286	418,744
Deferred lease incentives	127,183	112,686	103,877
Long-term debt	26,044	23,189	23,000
Deferred income tax liability	12,231	12,231	8,520
Other long-term obligations	4,419	5,078	5,782
Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock	125,505	110,254	108,527
Retained earnings	322,901	317,204	272,664
Total shareholders’ equity	448,406	427,458	381,191
Total liabilities and shareholders’ equity	$1,022,019	$891,928	$941,114

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
Dollars and shares in thousands, except per share amounts	2001	2000	2001	2000

Net revenues	$462,096	$424,572	$1,308,662	$1,156,315
Cost of goods sold	296,124	266,349	849,553	733,460
Gross margin	165,972	158,223	459,109	422,855
Selling, general and administrative expenses	157,974	150,899	444,966	395,771
Interest expense — net	1,733	3,520	4,880	7,181
Earnings before income taxes	6,265	3,804	9,263	19,903
Income taxes	2,412	1,464	3,566	7,662
Net earnings	$3,853	$2,340	$5,697	$12,241
Basic earnings per share	$.07	$.04	$.10	$.22
Diluted earnings per share	$.07	$.04	$.10	$.21
Shares used in calculation of earnings per share:
Basic	56,795	55,717	56,117	55,931
Diluted	58,044	58,440	57,545	58,291

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-Nine Weeks Ended
	October 28,	October 29,
Dollars in thousands	2001	2000

Cash flows from operating activities:
Net earnings	$5,697	$12,241
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	59,414	43,347
Net loss on disposal of assets and provision for store closures	1,974	700
Amortization of deferred lease incentives	(9,436)	(7,801)
Amortization of unearned stock-based compensation	2,320	—
Other	777	—
Changes in:
Accounts receivable	(10,669)	(15,976)
Merchandise inventories	(48,786)	(112,104)
Prepaid catalog expenses	(4,526)	(14,325)
Prepaid expenses and other assets	(12,270)	152
Accounts payable	(39,571)	32,753
Accrued expenses and other liabilities	(19,596)	(8,096)
Deferred lease incentives	24,118	20,805
Net cash used in operating activities	(50,554)	(48,304)
Cash flows from investing activities:
Purchases of property and equipment	(118,639)	(117,754)
Purchase of corporate facilities	—	(73,324)
Other	350	(805)
Net cash used in investing activities	(118,289)	(191,883)
Cash flows from financing activities:
Borrowings under line of credit	504,400	477,080
Repayments under line of credit	(349,150)	(303,380)
Proceeds from exercise of stock options	12,937	4,176
Repayments of long-term obligations	(12,151)	(6,108)
Repurchase of common stock	—	(18,535)
Net cash provided by financing activities	156,036	153,233
Effect of exchange rates on cash and cash equivalents	(26)	—
Net decrease in cash and cash equivalents	(12,833)	(86,954)
Cash and cash equivalents at beginning of period	19,730	92,843
Cash and cash equivalents at end of period	$6,897	$5,889

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Thirty-Nine Weeks Ended October 28, 2001 and October 29, 2000
(Unaudited)

NOTE A. FINANCIAL STATEMENTS — BASIS OF PRESENTATION

The condensed consolidated balance sheets as of October 28, 2001 and October 29, 2000 and the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended October 28, 2001 and October 29, 2000, and of cash flows for the thirty-nine week periods ended October 28, 2001 and October 29, 2000 have been prepared by Williams-Sonoma, Inc., without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine week periods then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries (the Company). Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 28, 2001, presented herein, has been derived from the audited balance sheet of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001.

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

The results of operations for the thirteen and thirty-nine weeks ended October 28, 2001 are not necessarily indicative of the operating results of the full year.

NOTE B. ACCOUNTING POLICIES

New Accounting Pronouncement — On January 29, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires all derivative financial instruments to be recognized on the balance sheet at fair value. Adoption of SFAS No. 133 had no effect on the Company’s consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 for its fiscal year beginning February 4, 2002 and has not determined the impact, if any, it will have on the consolidated financial position or results of operations.

NOTE C. BORROWING ARRANGEMENTS

The Company’s line of credit facility provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements and a prohibition on payment of cash dividends. Through August 23, 2002, the Company may request that the lenders under the credit facility increase the maximum availability to $250,000,000. The Company may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on the Company’s leverage ratio or, for advances under $10,000,000, IBOR plus a margin based on the Company’s leverage ratio. The agreement expires on August 23, 2003. As of October 28, 2001, the Company had $155,250,000 of outstanding borrowings under this agreement at a weighted average interest rate of 3.8%.

In July 2001, the Company entered into a new $100,000,000 letter of credit facility which expires on July 11, 2002. As of October 28, 2001, $69,412,000 was outstanding under this letter of credit facility.

Through October 28, 2001, the Company entered into capital leases for $8,641,000 of store equipment and related service agreements.

NOTE D. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

	Net	Weighted	Per-Share
Dollars and amounts in thousands, except per share amounts	Earnings	Average Shares	Amount

Thirteen weeks ended October 28, 2001
Basic	$3,853	56,795	$.07
Effect of dilutive stock options	—	1,249
Diluted	$3,853	58,044	$.07
Thirteen weeks ended October 29, 2000
Basic	$2,340	55,717	$.04
Effect of dilutive stock options	—	2,723
Diluted	$2,340	58,440	$.04
Thirty-nine weeks ended October 28, 2001
Basic	$5,697	56,117	$.10
Effect of dilutive stock options	—	1,428
Diluted	$5,697	57,545	$.10
Thirty-nine weeks ended October 29, 2000
Basic	$12,241	55,931	$.22
Effect of dilutive stock options	—	2,360
Diluted	$12,241	58,291	$.21

Options with an exercise price greater than the average market price of common shares were 134,000 and 280,000 for the thirteen weeks and 107,000 and 730,000 for the thirty-nine weeks ended October 28, 2001 and October 29, 2000, respectively, and were not included in the computation of diluted earnings per share.

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

Segment Information

		Direct-to-
Dollars in thousands	Retail	Customer	Unallocated	Total

Thirteen weeks ended October 28, 2001
Net revenues	$259,361	$202,735	$—	$462,096
Depreciation and amortization expense	12,981	5,000	2,950	20,931
Earnings (loss) before income taxes	14,697	16,170	(24,602)	6,265
Capital expenditures	37,044	2,100	6,034	45,178
Thirteen weeks ended October 29, 2000
Net revenues	$225,379	$199,193	$—	$424,572
Depreciation and amortization expense	9,761	3,905	1,985	15,651
Earnings (loss) before income taxes	12,655	15,110	(23,961)	3,804
Capital expenditures	40,602	6,079	8,176	54,857
Thirty-nine weeks ended October 28, 2001
Net revenues	$729,985	$578,677	$—	$1,308,662
Depreciation and amortization expense	36,879	14,102	8,433	59,414
Earnings (loss) before income taxes	40,278	48,592	(79,607)	9,263
Assets	664,985	171,702	185,332	1,022,019
Capital expenditures	83,333	13,773	21,533	118,639
Thirty-nine weeks ended October 29, 2000
Net revenues	$630,950	$525,365	$—	$1,156,315
Depreciation and amortization expense	27,274	10,319	5,754	43,347
Earnings (loss) before income taxes	39,830	49,013	(68,940)	19,903
Assets	586,599	196,530	157,985	941,114
Capital expenditures	82,581	17,011	91,486	191,078

NOTE F. STOCK BASED COMPENSATION

In the First Quarter of 2001, the Company entered into an employment agreement (the “Agreement”) with Dale Hilpert to serve as the Chief Executive Officer and as a director. Under the Agreement, the Company agreed to issue Mr. Hilpert 250,000 restricted shares of the Company’s common stock, subject to the attainment of specific performance objectives determined by the Compensation Committee of the Board of Directors. On August 22, 2001, the Compensation Committee determined that the performance standards and other requirements had been met and, therefore, authorized the issuance of such restricted shares. Such restricted shares will vest on March 31, 2004 based upon Mr. Hilpert’s continued employment through such date. Accordingly, total compensation expense (based upon the fair market value of $30.90 on the issue date) of $7,725,000 will be recognized ratably through March 31, 2004. Accordingly, in the thirteen and thirty-nine weeks ended October 28, 2001, the Company recognized approximately $624,000 and $1,696,000, respectively, of compensation expense related to these restricted shares. At October 28, 2001, unearned compensation expense was $6,029,000.

The Company has entered into other employment agreements during fiscal 2001. In the thirteen and thirty-nine weeks ended October 28, 2001, the Company has recognized approximately $303,000 and $624,000, respectively, of stock based compensation expense related to these other employment agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The forward-looking statements included in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These risks and uncertainties include, without limitation, the following: the Company’s ability to anticipate consumer preferences and buying trends; timely introduction and customer acceptance of the Company’s merchandise; downward pressure in retail and direct-to-customer sales due to continuing economic pessimism on the part of the consumer and the events of September 11, 2001; timely and effective sourcing of the Company’s merchandise from its foreign and domestic vendors and delivery thereof through the Company’s supply chain to its stores and customers; successful catalog management, including timing, sizing and merchandising; construction and other delays in store openings; uncertainties in Internet marketing, infrastructure and regulation; changes in consumer spending based on weather, economic, competitive and other conditions beyond the Company’s control; multi-channel and multi-brand complexities; effective inventory management commensurate with customer demand; dependence on external funding sources for operating funds; the Company’s ability to control employment, occupancy and other operating costs; the Company’s ability to improve and control its systems and processes; and other risks and uncertainties contained in the Company’s public announcements, reports to shareholders and SEC filings, including but not limited to Reports on Forms 10-K, 8-K and 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

The following table summarizes the Company’s net revenues for the thirteen and thirty-nine weeks ended October 28, 2001 and October 29, 2000.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2001		October 29, 2000		October 28, 2001		October 29, 2000

		% Total		% Total		% Total		% Total
Retail sales	$257,610	55.7%	$223,771	52.7%	$725,044	55.4%	$626,425	54.2%
Direct-to-customer sales	176,218	38.1%	174,885	41.2%	502,235	38.4%	459,198	39.7%
Shipping fees	28,268	6.1%	25,916	6.1%	81,383	6.2%	70,692	6.1%
Net revenues	$462,096	100.0%	$424,572	100.0%	$1,308,662	100.0%	$1,156,315	100.0%

Net revenues for the thirteen weeks ended October 28, 2001 (Third Quarter of 2001) were $462,096,000 — an increase of $37,524,000 (8.8%) over net revenues for the thirteen weeks ended October 29, 2000 (Third Quarter of 2000). Net revenues for the thirty-nine week period ended October 28, 2001 (Year-to-Date 2001) were $1,308,662,000, an increase of $152,347,000 (13.2%) from the thirty-nine week period ended October 29, 2000 (Year-to-Date 2000).

Retail Revenues

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2001	October 29, 2000	October 28, 2001	October 29, 2000

Retail sales	$257,610	$223,771	$725,044	$626,425
Shipping fees	1,751	1,608	4,941	4,525
Total retail revenues	$259,361	$225,379	$729,985	$630,950
Percent growth in retail sales	15.1%	17.9%	15.7%	20.3%
Percent increase (decrease) in comparable store sales	(1.1)%	4.7%	(1.0)%	6.8%
Number of stores — beginning of period	393	347	382	344
Number of new stores	21	27	40	43
Number of closed stores	2	4	10	17
Number of stores — end of period	412	370	412	370
Store selling square footage at quarter-end (sq. ft.)	1,925,086	1,672,091	1,925,086	1,672,091
Store leased square footage at quarter-end (sq. ft.)	3,038,450	2,588,938	3,038,450	2,588,938

Store count:	July 29, 2001	Openings	Closings	October 28, 2001	October 29, 2000

Williams-Sonoma	205	7	1	211	199
Pottery Barn	136	6	1	141	129
Pottery Barn Kids	15	8	0	23	3
Hold Everything	24	0	0	24	28
Outlets	13	0	0	13	11

Retail revenues for the Third Quarter of 2001 increased $33,982,000 (15.1%) over retail revenues for the Third Quarter of 2000 primarily due to new store openings. During the Third Quarter of 2001, the Company opened 21 stores (7 large-format Williams-Sonoma, 6 large-format Pottery Barn and 8 Pottery Barn Kids), and closed 2 smaller stores (1 Williams-Sonoma and 1 Pottery Barn). Pottery Barn and Pottery Barn Kids accounted for 78.1% of the growth in retail revenues from Third Quarter of 2000 to Third Quarter of 2001.

In October 2001, the Company opened a Williams-Sonoma and a Pottery Barn store, and in November 2001, opened an additional three stores (one Williams-Sonoma, one Pottery Barn and one Pottery Barn Kids) in Toronto, Canada.

Total retail revenues for Year-to-Date 2001 grew 15.7% over the same period of the prior year, primarily due to new store openings. Pottery Barn and Pottery Barn Kids accounted for 65.0% of the growth in retail revenues from Year-to-Date 2000 to Year-to-Date 2001.

Comparable stores are defined as those whose gross square feet did not change by more than 20% in the previous 12 months and which have been open for at least 12 months without closure for seven or more consecutive days. Comparable store sales are computed monthly for purposes of this analysis. Total comparable store sales decreased 1.1% and increased 4.7% for the Third Quarter of 2001 and the Third Quarter of 2000, respectively, and decreased 1.0% and increased 6.8% for Year-to-Date 2001 and Year-to-Date 2000, respectively. Comparable store sales were in the low negative single digits for Williams-Sonoma and Pottery Barn during the Third Quarter of 2001 versus positive mid-single digits last year. Retail sales for the Third Quarter of 2001 were volatile due to the economic aftermath of the events of September 11th. In fiscal September, comparable store sales for Williams-Sonoma and Pottery Barn were mid to high negative single digits with a recovery to break even comparable store sales in fiscal October.

Large-format stores, which enable the Company to more clearly display merchandise, average 3,500 selling square feet for Williams-Sonoma and 7,100 selling square feet for Pottery Barn. As of the end of the Third Quarter of 2001, 302 stores (171 Williams-Sonoma and 131 Pottery Barn) were large-format, comprising 79.6% of the Company’s total selling square footage. Large-format stores accounted for 79.5% of retail sales in the Third Quarter of 2001, as compared to 79.8% in the Third Quarter of 2000. By the end of fiscal 2001, the Company plans to increase leased square footage by approximately 16% over the prior year.

Direct-to-Customer Revenues

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2001	October 29, 2000	October 28, 2001	October 29, 2000

Catalog sales	$140,724	$156,988	$418,152	$430,187
Internet sales	35,494	17,897	84,083	29,011
Total direct-to-customer sales	176,218	174,885	502,235	459,198
Shipping fees	26,517	24,308	76,442	66,167
Total direct-to-customer revenues	$202,735	$199,193	$578,677	$525,365
Percent growth in direct-to-customer sales	0.8%	30.1%	9.4%	40.8%
Percent growth in number of catalogs mailed	3.6%	14.9%	6.9%	26.2%

Direct-to-customer revenues of $202,735,000 in the Third Quarter of 2001 increased $3,542,000 or 1.8%. This increase was primarily due to the e-commerce businesses and continued growth in the Pottery Barn Kids catalog offset by a decrease in Pottery Barn, Hold Everything and Chambers catalog sales.

Direct-to-customer revenues for Year-to-Date 2001 increased $53,312,000 or 10.1% over the same period of the prior year. This increase was primarily due to e-commerce businesses and continued growth in the Pottery Barn Bed + Bath and Pottery Barn Kids catalogs. In January 1999, the Company introduced its Pottery Barn Kids catalog and in May 2000, the Company launched Pottery Barn Bed + Bath.

In 1999, the Company launched both its Williams-Sonoma Internet wedding and gift registry website and its Williams-Sonoma website. In August 2000, the Company introduced its Pottery Barn website and in May 2001, the Company unveiled its Pottery Barn Kids website. Combined sales from these sites were $35,494,000 in the Third Quarter of 2001, an increase of $17,597,000 or 98.3% from $17,897,000 in the Third Quarter of 2000. For Year-to-Date 2001, combined sales from these sites increased $55,072,000 or 189.8% to $84,083,000 from $29,011,000 in the same period of the prior year.

The Company also launched a Pottery Barn on-line gift and bridal registry and a Pottery Barn Kids on-line gift registry near the end of the Third Quarter of 2001.

Cost of Goods Sold

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 28,	% Net	October 29,	% Net	October 28,	% Net	October 29,	% Net
Dollars in thousands	2001	Revenues	2000	Revenues	2001	Revenues	2000	Revenues

Cost of goods and occupancy expenses	$265,692	57.5%	$238,489	56.2%	$763,520	58.3%	$660,845	57.2%
Shipping costs	30,432	6.6%	27,860	6.6%	86,033	6.6%	72,615	6.3%
Total cost of goods sold	$296,124	64.1%	$266,349	62.7%	$849,553	64.9%	$733,460	63.4%

Cost of goods and occupancy expenses increased $27,203,000 to $265,692,000 in the Third Quarter of 2001 from $238,489,000 in the Third Quarter of 2000. Cost of goods and occupancy expenses expressed as a percentage of net revenues for the Third Quarter of 2001 increased 1.3 percentage points to 57.5% from 56.2% in the Third Quarter of 2000. For Year-to-Date 2001, cost of goods and occupancy expenses expressed as a percentage of net revenues increased 1.1 percentage points to 58.3% from 57.2%. Higher occupancy costs were offset by decreased transportation costs from the distribution center to the retail stores. The increase in occupancy costs was driven primarily by increased depreciation and related fixed expenses for capital spending projects that were placed in service after the Third Quarter of 2000. The decrease in transportation costs was due to continued savings from the restructuring of the retail distribution hub network and increasing direct-to-store deliveries.

Shipping costs increased $2,572,000 to $30,432,000 in the Third Quarter of 2001 from $27,860,000 in the Third Quarter of 2000. Shipping costs as a percentage of net revenues remained unchanged in the Third Quarter of 2001 as compared to the Third Quarter of 2000. For Year-to-Date 2001, shipping costs as a percentage of net revenues increased to 6.6% from 6.3% from Year-to-Date 2000. The increase in shipping costs as a percentage of net revenues is primarily due to a continued rise in the number of furniture and dimensionally larger products being shipped to customers and an improved in-home furniture delivery program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7,075,000 or 4.7% to $157,974,000 in the Third Quarter of 2001 from $150,899,000 in the Third Quarter of 2000. Selling, general and administrative expenses expressed as a percent of net revenues decreased by 1.3 percentage points to 34.2% in the Third Quarter of 2001 from 35.5% in the Third Quarter of 2000. For Year-to-Date 2001, selling, general and administrative expenses increased $49,195,000 or 12.4% to $444,966,000 from Year-to-Date 2000. Selling, general and administrative expenses expressed as a percent of net revenues decreased by 0.2 percentage points to 34.0% for Year-to-Date 2001 from 34.2% for Year-to-Date 2000. The decreased selling, general and administrative expense as a percentage of net revenues for both the Third Quarter of 2001 and Year-to-Date 2001 was primarily due to a strong leverage in advertising expenses due to lower catalog production costs and higher sales productivity and continued cost control initiatives partially offset by stock-based compensation charges.

Interest Expense — Net

Net interest expense decreased $1,787,000 to $1,733,000 in the Third Quarter of 2001 from $3,520,000 in the Third Quarter of 2000. For Year-to-Date 2001, net interest expense decreased $2,301,000 to $4,880,000 from Year-to-Date 2000. These decreases resulted primarily from a decrease in borrowings under the Company’s line of credit and letter of credit facilities due to continued asset management initiatives including aggressive inventory management programs as well as lower interest rates on the borrowings.

Income Taxes

The Company’s effective tax rate was 38.5% for Year-to-Date 2001 and Year-to-Date 2000.

Liquidity and Capital Resources

For Year-to-Date 2001, net cash used in operating activities increased to $50,554,000 from $48,304,000 for Year-to-Date 2000. This increase in operating cash used is primarily attributable to increased cash used to reduce accounts payable, offset by reductions in purchases of merchandise inventories. The reduced purchases of merchandise inventories reflects management’s commitment to aggressively manage inventory levels and improve inventory turns.

Net cash used in investing activities was $118,289,000 for Year-to-Date 2001 as compared to $191,883,000 for the same period of 2000. Year-to-Date 2001 purchases of property and equipment include approximately $73,220,000 for stores, $27,630,000 for systems development projects (including the Internet), $13,700,000 for the buildout of corporate facilities and $1,460,000 for distribution capacity expansion.

Year-to-Date 2000 purchases of property and equipment include approximately $73,300,000 for the purchase of a 204,000 square foot corporate office facility, $61,340,000 for stores, $23,090,000 for systems development projects (including the Internet) and $15,350,000 for distribution expansion.

Gross capital expenditures in fiscal 2001 are projected to be approximately $145,000,000 to $150,000,000, including $85,000,000 to $87,000,000 for stores, $39,000,000 to $41,000,000 for systems development projects (including the Internet) and approximately $21,000,000 to $22,000,000 for other infrastructure projects.

For Year-to-Date 2001, cash provided by financing activities was $156,036,000, comprised primarily of line of credit borrowings and proceeds from the exercise of stock options, partially offset by the repayment of $6,154,000 under the mortgage agreement and $5,714,000 repayment under the Senior Notes.

For Year-to-Date 2000, cash provided by financing activities was $153,233,000, comprised primarily of line of credit borrowings, which includes the financing of the corporate facility, partially offset by Company repurchases of 825,200 shares of the Company’s common stock for approximately $18,535,000.

The Company’s line of credit facility provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements and a prohibition on payment of cash dividends. Through August 23, 2002, the Company may request that the lenders under the credit facility increase the maximum availability to $250,000,000. The Company may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on the Company’s leverage ratio or, for advances under $10,000,000, IBOR plus a margin based on the Company’s leverage ratio. The agreement expires on August 23, 2003. As of October 28, 2001, the Company had $155,250,000 of outstanding borrowings under this agreement at a weighted average interest rate of 3.8%.

In July 2001, the Company entered into a new $100,000,000 letter of credit facility which expires on July 11, 2002. As of October 28, 2001, $69,412,000 was outstanding under this letter of credit facility.

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

Interest Rate Risk

The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 38 basis points (a 10% change in the associated debt’s variable rate as of October 28, 2001), the Company’s results from operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

Foreign Currency Risks

The Company enters into a significant amount of purchase obligations outside of the U.S. which are primarily settled in U.S. dollars and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial. The Company opened two stores in October 2001 and three stores in November 2001 in Toronto, Canada. As of October 28, 2001, the Company had deposits totaling 1,934,000 Canadian dollars in Canadian bank accounts to support this effort.

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

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number	Exhibit Description

10.1	Second Amendment to Lease and Acknowledgment, dated June 18, 2001, to the Net Lease Agreement for 3750 Atherton Road, Rocklin, California, dated January 4, 2001 between the Company as lessee and Standford Ranch I, LLC as lessor
10.2	Third Amendment to Lease, dated August 14, 2001, to the Net Lease Agreement for 3750 Atherton Road, Rocklin, California, dated January 4, 2001 between the Company as lessee and Standford Ranch I, LLC as lessor
10.3	First Amendment to Sublease, dated as of October 31, 2000, to Sublease for 151 Union Street, San Francisco, California, dated April 1, 2000, between Red Herring Communications, Inc. as lessee and the Company as lessor
10.4	Second Amendment to Sublease and Agreement, dated as of October 1, 2001, to Sublease for 151 Union Street, San Francisco, California, dated April 1, 2000, between Red Herring Communications, Inc. as lessee and the Company as lessor

(b)  Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the third quarter of fiscal 2001.

(1)	Report dated October 3, 2001 disclosing the adoption of Amendment No. 1 to the Williams-Sonoma, Inc. 2001 Stock Option Plan.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ SHARON L. MCCOLLAM
Sharon L. McCollam Senior Vice President Chief Financial Officer

Dated: December 6, 2001