Form 10-K
period 2002-02-03
WILLIAMS SONOMA INC
filed 2002-04-29
CIK 719955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended February 3, 2002.

                                   OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

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

           Common Stock, $.01 par value                   New York Stock Exchange, Inc.
                 (Title of Class)                  (Name of Each Exchange on which Registered)

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 2, 2002, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $2,055,055,643 using the closing sales price on this day of $44.94. It is assumed for purposes of this computation an affiliate includes all persons registered as Registrant insiders with the Securities and Exchange Commission, as well as the Registrant's Associate Stock Incentive Plan.

     As of April 15, 2002, 57,428,301 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting (the "Proxy Statement") in Part III have been incorporated herein by reference.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     The plans, projections and other forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the Annual Report on Form 10-K with respect to the financial condition, results of operations and business of the Company are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These risks and uncertainties include, without limitation, the following:

     - The Company's ability to anticipate consumer preferences and buying trends

     - Dependence on timely introduction and customer acceptance of its merchandise

     - Construction and other delays in store openings

     - Competition from companies with concepts or products similar to those of the Company

     - Timely and effective sourcing of its merchandise from its foreign and domestic vendors and delivery of merchandise through its supply chain to its stores and customers

     - Effective inventory management commensurate with customer demand

     - Successful catalog management, including timing, sizing and merchandising

     - Uncertainties in Internet marketing, infrastructure and regulation

     - Changes in consumer spending based on weather, economic, competitive and other conditions beyond the Company's control

     - Multichannel and multibrand complexities

     - Dependence on external funding sources for operating funds

     - The Company's ability to control employment, occupancy and other operating costs

     - The Company's ability to improve and control its systems and processes

     - General economic and market conditions and events

     - Other risks and uncertainties contained in the Company's public announcements, reports to stockholders and SEC filings, including but not limited to Reports on Forms 10-K, 8-K and 10-Q.

     The Company has not undertaken, nor is it required, to publicly update or revise any of its forward-looking statements, even if experience or future events make it clear that the results set forth in such statements will not be realized.

                             WILLIAMS-SONOMA, INC.
                            FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED FEBRUARY 3, 2002

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                     PART I
  Item 1.   Business                                                        3
  Item 2.   Properties                                                      5
  Item 3.   Legal Proceedings                                               6
  Item 4.   Submission of Matters to a Vote of Security Holders             6

                                    PART II
  Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters                                             7
  Item 6.   Selected Financial Data                                         8
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       9
  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk     20
  Item 8.   Financial Statements and Supplementary Data                    20
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                       38

                                    PART III
  Item 10.  Directors and Executive Officers of the Registrant             39
  Item 11.  Executive Compensation                                         40
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management                                                     40
  Item 13.  Certain Relationships and Related Transactions                 40

                                    PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K                                                            41

                                     PART I

ITEM 1. BUSINESS

     Williams-Sonoma, Inc. and its subsidiaries (the "Company") are specialty retailers of products for the home. The retail segment sells its products through its four retail concepts -- Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything. The direct-to-customer segment sells similar products through its six direct-mail catalogs -- Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything and Chambers -- and four e-commerce websites. Based on net revenues in fiscal 2001, retail accounted for 59.3% of the business and direct-to-customer accounted for 40.7%. The principal concepts in retail are Williams-Sonoma which sells cookware essentials and Pottery Barn which sells contemporary tableware and home furnishings. The principal concepts in direct-to-customer are Williams-Sonoma, Pottery Barn and Pottery Barn Kids which sells stylish children's furnishings.

     The Company was founded in 1956 with the opening of its first store in Sonoma, California by Charles E. Williams, currently Vice Chairman and a director of the Company. Today, the Williams-Sonoma stores offer a wide selection of culinary and serving equipment, including cookware, cookbooks, cutlery, informal dinnerware, glassware, table linens, specialty foods and cooking ingredients. The Company's direct-to-customer business began in 1972 when it introduced its flagship catalog, "A Catalog for Cooks," which markets the Williams-Sonoma brand.

     In 1983, the Company internally developed the Hold Everything catalog to offer innovative solutions for household storage needs by providing efficient organization solutions for every room in the house. The first Hold Everything store was opened in 1985.

     In 1986, the Company acquired Pottery Barn, a retailer and direct-to-customer merchandiser featuring a large assortment of items in casual home furnishings, flatware and table accessories from around the world that are designed internally to be combined to create a dynamic look in the home.

     In 1989, the Company developed Chambers, a mail order merchandiser of high quality linens, towels, robes, soaps and accessories for the bed and bath.

     In 1999, the Company launched both its Williams-Sonoma Internet wedding and gift registry website and its Williams-Sonoma e-commerce site. In addition, the Company launched the Pottery Barn Kids catalog which offers well-made and stylish children's furnishings and in 2000, the Company opened its first Pottery Barn Kids stores across the United States.

     In 2000, the Company also introduced its Pottery Barn website and created Pottery Barn Bed + Bath, a catalog dedicated to bed and bath products.

     In 2001, the Company launched its Pottery Barn Kids website, Pottery Barn online gift and bridal registry, and Pottery Barn Kids online gift registry. Additionally, in 2001, the Company opened five new retail stores (two Williams-Sonoma, two Pottery Barn and one Pottery Barn Kids retail stores) in Toronto, Canada.

     In 2002, the Company plans to test a new catalog called West Elm. The new brand targets young, design conscious consumers looking to furnish and accessorize their apartments, lofts or first homes with quality product at accessible price points. West Elm product categories include furniture, decorative accessories, table top items and an extensive textile collection. The brand is scheduled to launch nationally with its summer 2002 catalog. If the test is successful, the Company will consider expanding the concept at retail in 2003.

RETAIL STORES

     The retail segment has four merchandising concepts -- Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything. As of February 3, 2002, the Company operated 415 retail stores, located in 41 states, Washington DC and Toronto, Canada. This represents 214 Williams-Sonoma, 145 Pottery Barn, 27 Pottery Barn Kids, 15 Hold Everything, and 14 Outlet stores. In fiscal 2002, the Company plans to increase retail leased square footage by approximately 14% to 15%. The average square footage for new and expanded stores in fiscal 2002 will be approximately 10,600 leased square feet for Pottery Barn, 7,700 leased square feet for Pottery Barn Kids and 5,800 leased square feet for Williams-Sonoma.

DIRECT-TO-CUSTOMER OPERATIONS

     The direct-to-customer segment has six merchandising concepts and sells products through its six direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything and Chambers) and four e-commerce websites (wsweddings.com, williams-sonoma.com, potterybarn.com and potterybarnkids.com). Of these six merchandising concepts, the Pottery Barn brand and its extensions have been the major source of sales growth in the direct-to-customer segment for the last several years. Management believes that the success of the Pottery Barn brand and its extensions reflects the Company's continuing investment in product design and quality and the consumer recognition achieved through its Pottery Barn and Pottery Barn Kids catalogs, websites and stores.

     The Company estimates that approximately 40% to 50% of non-bridal e-commerce sales are incremental to the direct-to-customer channels and approximately 50% to 60% are from catalog customers who would have potentially placed an order via the catalog call center.

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

SUPPLIERS

     The Company purchases its merchandise from numerous foreign and domestic manufacturers and importers, none of which accounted for more than 4% of purchases during fiscal 2001. Approximately 55% of the Company's payments for merchandise in fiscal 2001 were to foreign vendors, most of which are located in Europe and Asia. Substantially all of the Company's foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

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

PATENTS, TRADEMARKS, COPYRIGHTS AND DOMAIN NAMES

     Williams-Sonoma, Inc. owns and/or has applied to register over one hundred trademarks and service marks in the United States, Canada and in approximately 35 additional countries throughout the world. Exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by its subsidiaries under license. These marks include brand names for products as well as house marks for the subsidiaries and their signature publications and web sites. The house marks in particular, including "Williams-Sonoma," the Williams-Sonoma Grand Cuisine logo, "Pottery Barn," "Hold Everything," "Chambers," "Pottery Barn Kids," and "West Elm," are of material importance to the Company. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. Williams-Sonoma, Inc. also owns numerous copyrights and exclusive trade dress rights for Company products, product packaging, catalogs, books, house publications and web site designs, among other things, which are also used by its subsidiaries under license. Williams-Sonoma, Inc. also holds patents on certain product functions and product designs. In addition, Williams-Sonoma, Inc. has registered and maintains numerous Internet domain names, including "williams-sonoma.com," "wsweddings.com," "potterybarn.com," and "potterybarnkids.com." Collectively, the copyrights, trade dress rights, patents and domain names currently held by Williams-Sonoma, Inc. are of material importance to the Company.

EMPLOYEES

     At February 3, 2002, the Company employed approximately 27,000 persons, approximately 6,000 of whom were full-time employees. During the fiscal 2001 peak season the Company hired approximately 11,000 temporary employees in its stores and in its direct-to-customer processing and distribution areas.

ITEM 2. PROPERTIES

     The Company's gross leasable area, at February 3, 2002, totaled approximately 3,179,000 square feet of lease space for 415 stores compared to approximately 2,753,000 square feet for 382 stores at the end of the prior year. All of the existing stores are leased by the Company with original terms ranging generally from 3 to 23 years. Certain leases contain renewal options for periods of up to 20 years. Store leases typically provide for minimum rental payments and additional rent based upon a percentage of store sales if a specified store sales target is exceeded. Such contingent rental expense is accrued each reporting period if achievement of a store sales target is considered probable. (See Note E to the Company's Consolidated Financial Statements.)

     The Company leases distribution facilities in the following locations:

Location                                                      Square Footage (Approximate)
------------------------------------------------------------------------------------------
Olive Branch, Mississippi                                            2,152,000 square feet
Memphis, Tennessee                                                   1,515,000 square feet
------------------------------------------------------------------------------------------

     Two of the Company's distribution facilities in Memphis, Tennessee are leased from two partnerships whose partners include directors, executive officers and/or significant shareholders of the Company. (See Note F to the Company's Consolidated Financial Statements.)

     The Company leases call centers in the following locations:

Location                                                      Square Footage (Approximate)
------------------------------------------------------------------------------------------
Las Vegas, Nevada                                                       36,000 square feet
Oklahoma City, Oklahoma                                                 36,000 square feet
Camp Hill, Pennsylvania                                                 38,000 square feet
------------------------------------------------------------------------------------------

     The Company's corporate facilities are located in San Francisco, California. The Company's primary headquarters, consisting of 122,000 square feet, was purchased in 1993. In February 2000, the Company purchased a 204,000 square foot facility in San Francisco, California for the purpose of consolidating certain headquarters staff and to provide for future growth.

     The Company also leases office, warehouse, design/photo studio and data center space in the following locations:

Location                                                      Square Footage (Approximate)
------------------------------------------------------------------------------------------
San Francisco, California                                              150,000 square feet
New York City, New York                                                 19,000 square feet
Rocklin, California                                                     14,000 square feet
Jupiter, Florida                                                         2,000 square feet
------------------------------------------------------------------------------------------

     As of February 3, 2002, approximately 38,000 square feet of the Company's San Francisco leased properties were sublet and approximately 33,000 square feet of the Company's owned properties were leased. The lease agreement relating to the Company's owned properties expires in April 2002.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the 2001 fiscal year.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

     Williams-Sonoma's common stock is traded on the New York Stock Exchange
(NYSE) under the symbol WSM. The following table sets forth the high and low closing prices on the NYSE for the periods indicated.

----------------------------------------------------------------------------------
Fiscal 2001                                                    High          Low
----------------------------------------------------------------------------------
  1st Quarter                                                 $29.51        $23.00
  2nd Quarter                                                 $38.91        $30.00
  3rd Quarter                                                 $39.04        $21.73
  4th Quarter                                                 $46.00        $25.30
----------------------------------------------------------------------------------
Fiscal 2000                                                    High          Low
----------------------------------------------------------------------------------
  1st Quarter                                                 $34.63        $18.94
  2nd Quarter                                                 $40.44        $26.00
  3rd Quarter                                                 $44.75        $18.19
  4th Quarter                                                 $27.63        $16.19
----------------------------------------------------------------------------------

     The closing sales price of the Company's common stock on the NYSE on April 2, 2002 was $44.94.

SHAREHOLDERS

     The number of shareholders of record as of April 2, 2002 was approximately
519. This number excludes shareholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

     The Company has never declared or paid a cash dividend on its common stock. In addition, the Company is prohibited from doing so by certain covenants in its bank line of credit. (See Note C to the Company's Consolidated Financial Statements.)

STOCK SPLIT

     On April 15, 2002, the Company's Board of Directors declared a two-for-one stock split to be effected by issuing one additional share of common stock for each share of the Company's common stock outstanding. The distribution will be made on May 9, 2002 to shareholders of record on April 29, 2002. (See Note M to the Company's Consolidated Financial Statements.) All amounts shown in this Annual Report on Form 10-K reflect a pre-stock split basis, except for certain pro forma earnings per share information as noted.

ITEM 6. SELECTED FINANCIAL DATA

                       FIVE-YEAR SELECTED FINANCIAL DATA

Dollars and amounts in thousands except
percentages, per share amounts and retail
stores data                                Feb. 3, 2002(1)    Jan. 28, 2001    Jan. 30, 2000    Jan. 31, 1999    Feb. 1, 1998
-----------------------------------------------------------------------------------------------------------------------------
Results of Operations
  Net revenues                                 $2,086,662        $1,829,483       $1,460,000       $1,160,909       $ 984,367
  Gross margin                                    793,989           693,628          567,027          450,208         376,446
  Earnings before income taxes                    122,106            92,329          110,721           90,745          70,022
  Net earnings                                     75,096            56,782           68,100           54,897          41,347
  Basic net earnings per share(2)                    1.34              1.02             1.22             1.01             .81
  Diluted net earnings per share(2)             $    1.30         $     .99        $    1.16        $     .96       $     .75
  Gross margin as a percent of net
    revenues                                        38.1%             37.9%            38.8%            38.8%           38.2%
  Operating margin as a percent of net
    revenues(3)                                      6.1%              5.4%             7.5%             7.9%            7.5%
-----------------------------------------------------------------------------------------------------------------------------
Financial Position
  Working capital                               $ 120,060         $  81,623        $ 194,093        $ 172,866       $ 134,524
  Long-term debt and other long-term
    obligations                                    29,307            28,267           40,453           44,649          89,789
  Total assets                                  $ 994,903         $ 891,928        $ 738,942        $ 576,245       $ 477,229
  Return on assets                                   8.3%              7.5%            10.6%            10.6%            9.9%
  Shareholders' equity                          $ 532,531         $ 427,458        $ 383,309        $ 302,030       $ 193,198
  Shareholders' equity per share (book
    value)(2)                                   $    9.30         $    7.66        $    6.80        $    5.42       $    3.74
  Return on equity                                  15.6%             14.0%            19.9%            22.2%           24.4%
  Debt-to-equity ratio                               6.0%              8.3%            10.8%            15.8%           45.8%
-----------------------------------------------------------------------------------------------------------------------------
Retail Stores
  Store count
    Williams-Sonoma:                                  214               200              185              163             152
      Classic                                          38                45               57               65              78
      Grande Cuisine                                  176               155              128               98              74
    Pottery Barn:                                     145               136              117               96              88
      Classic                                           8                12               17               19              34
      Design Studio                                   137               124              100               77              54
    Pottery Barn Kids                                  27                 8               --               --              --
    Hold Everything                                    15                26               32               33              32
    Outlets                                            14                12               10                6               4
  Number of stores at year-end                        415               382              344              298             276
  Comparable store sales growth                      1.7%              5.5%             6.4%             5.0%            2.8%
  Store selling area at year-end (sq.
    ft.)                                        2,012,000         1,764,000        1,497,000        1,217,000       1,016,000
  Gross leasable area at year-end (sq.
    ft.)                                        3,179,000         2,753,000        2,308,000        1,888,000       1,553,000
-----------------------------------------------------------------------------------------------------------------------------
Direct-to-Customer Sales
  Catalogs mailed in year                         245,224           233,199          190,110          163,067         154,475
  Direct-to-customer sales growth                    7.4%             33.1%            34.2%            15.7%           11.2%
  Direct-to-customer sales as a percent
    of net sales                                    37.4%             39.7%            37.2%            34.8%           35.5%
-----------------------------------------------------------------------------------------------------------------------------
Pro forma earnings per share -- post
  stock split basis(4)
  Basic net earnings per share                  $     .67         $     .51        $     .61        $     .51       $     .40
  Diluted net earnings per share                $     .65         $     .49        $     .58        $     .48       $     .38
-----------------------------------------------------------------------------------------------------------------------------

     The information set forth above is not necessarily indicative of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto in this Annual Report on Form 10-K.

(1)The fiscal year ended February 3, 2002 includes 53 weeks.
(2)Per share amounts have been restated to reflect the 2-for-1 stock split in May 1998.
(3)Operating margin is defined as earnings before interest, income taxes and gain on sale of Gardeners Eden.
(4)Earnings per share restated to reflect the 2-for-1 stock split declared in April 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

     Williams-Sonoma, Inc. and its subsidiaries (the "Company") are specialty retailers of products for the home. The retail segment sells its products through its four retail concepts -- Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything. The direct-to-customer segment sells similar products through its six direct-mail catalogs -- Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything and Chambers -- and four e-commerce websites. The principal concepts in retail are Williams-Sonoma which sells cookware essentials and Pottery Barn which sells contemporary tableware and home furnishings. The principal concepts in direct-to-customer are Williams-Sonoma, Pottery Barn and Pottery Barn Kids which sells stylish children's furnishings. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto.

RISK FACTORS

     The following information describes certain significant risks inherent in the Company's business. You should carefully consider such risks, together with the other information contained in this Annual Report on Form 10-K. If any of the following risks and uncertainties actually occur, our business, financial condition or operating results could be harmed substantially. This could cause the trading price of our common stock to decline, perhaps significantly.

The Company must successfully anticipate changing consumer preferences and buying trends to succeed.

     The Company is a specialty retailer of products for the home, including cookware, cooking accessories, home furnishings and table accessories. The Company's success depends upon its ability to anticipate and respond to changing merchandise trends and customer demands in a timely manner. Shifts in consumer preferences away from the Company's major product lines could have a negative impact on the Company's business and operating results. Consumer preferences cannot be predicted with certainty and may change between sales seasons. If the Company misjudges either the market for its merchandise or its customers' purchasing habits, its sales may decline significantly and it may be required to markdown certain products to sell the resulting excess inventory, each of which would harm the Company's business and operating results.

     The Company's ability to manage its inventory effectively and commensurate with customer demand depends on fluctuations in consumer preferences. The Company usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, well in advance of the applicable selling season and frequently before trends are evidenced by customer purchases. The extended lead times for many of the Company's purchases may make it difficult for the Company to respond rapidly to new or changing trends. In addition, the seasonal nature of the specialty home products business requires the Company to carry a significant amount of inventory prior to peak selling season. As a result, the Company is vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If the Company does not accurately predict its customers' preferences and acceptance levels of its products, its business and operating results may be negatively impacted.

     The Company's success also depends on maintaining favorable brand recognition. If any of the Company's vendors, manufacturers or stores does not adhere to the Company's quality control or service procedures or otherwise fail to ensure the satisfactory quality of its products, the Company could lose customer goodwill, which could negatively affect the Company's business and operating results.

The Company's growth in sales and profits depends on its ability to successfully open new stores.

     In each of the past three fiscal years, the Company's retail stores have generated nearly 60% of its net revenues. The Company plans a net increase of approximately 56 new retail stores in fiscal 2002 as part of its growth strategy. There is no assurance that this strategy will be successful. The Company's ability to open additional stores will depend upon a number of factors, including:

     - the identification and availability of suitable locations;

     - the Company's success in negotiating leases on acceptable terms;

     - the Company's ability to secure required governmental permits and approvals,

     - the hiring and training of skilled operating personnel, especially management;

     - the timely development of new stores, including the availability of construction materials and labor;

     - the availability of financing on acceptable terms (if at all); and

     - general economic conditions.

     Many of these factors are beyond the Company's control. Time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays. Construction and other delays in store openings could have a negative impact on the Company's business and operating results. There can be no assurance that the Company will be able to open new stores or that, if opened, those stores will be operated profitably.

The Company faces intense competition.

     The specialty retail business is highly competitive. The Company faces a variety of competitive challenges, including:

     - anticipating and quickly responding to changing consumer demands;

     - maintaining favorable brand recognition and effectively marketing its products to consumers in several diverse market segments;

     - developing innovative, high-quality products in colors and styles that appeal to consumers of varying age groups and tastes;

     - competitively pricing our products and achieving customer perception of value; and

     - providing strong and effective marketing support.

     The Company's specialty retail stores, mail order catalogs and Internet websites compete with other retail stores, other mail order catalogs and other e-commerce websites that market lines of merchandise similar to those of the Company. The Company competes with national, regional and local businesses utilizing a similar retail store strategy, as well as traditional furniture stores, department stores and specialty stores. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors and an increase in competition from established companies. There is no assurance that the Company will be able to compete successfully.

The Company's business is dependent on factors affecting consumer spending.

     The Company's business is dependent on consumer demand for its products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, fears of recession, consumer debt, interest rates and consumer confidence in future economic conditions. Adverse changes in factors affecting discretionary consumer spending could reduce customer demand for the Company's products, thus imposing practical limits on pricing and harming its operating results.

The Company depends on key domestic and foreign vendors for timely and effective sourcing of its merchandise.

     The Company's performance depends on its ability to purchase its merchandise in sufficient quantities at competitive prices. The Company purchases its merchandise from numerous foreign and domestic manufacturers and importers. The Company has no contractual assurances of continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to the Company at any time. There can be no assurance that the Company will be able to acquire desired merchandise in sufficient quantities on terms acceptable to the Company in the future. Any inability to acquire suitable merchandise or the loss of one or more key vendors could have a negative effect on the Company's business and operating results unless and until alternative supply arrangements are secured. The Company may not be able to develop relationships with new vendors and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those the Company currently purchases.

     The Company's sourcing strategy includes relationships with manufacturers in over 40 countries. Approximately 55% of the Company's payments for merchandise in fiscal 2001 were to foreign vendors, most of which are located in Europe and Asia. Substantially all of the Company's foreign purchases of merchandise are negotiated and paid for in U.S. dollars. The Company's sourcing operations and arrangements with foreign vendors are subject to a variety of risks, including import duties and quotas, fluctuations in currency exchange rates, work stoppages, economic uncertainties (including inflation), foreign government regulations, political unrest and trade restrictions. In addition, the Company competes with other companies for production facilities and import quota capacity. The Company cannot predict whether any of the countries in which its products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a sudden disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, against home-centered items could increase the cost or reduce the supply of merchandise available to the Company and adversely affect the Company's business and operating results.

The Company must timely and effectively deliver merchandise to its stores and customers.

     The Company relies upon third party carriers for its product shipments, including shipments to its customers and to and from all of its stores, and accordingly is subject to the risks, including employee strikes and inclement weather, associated with such carriers' ability to provide delivery services to meet the Company's shipping needs. Failure to deliver products to customers in a timely manner could damage the Company's reputation and brands.

The Company experiences fluctuations in its comparable store sales.

     The Company's success depends, in part, upon its ability to improve sales at its stores. Various factors affect comparable store sales, including the general retail sales environment, changes in sales mix between distribution channels, the Company's ability to efficiently source and distribute products, changes in the Company's merchandise mix, competition, current economic conditions, the timing of release of new merchandise and promotional events, the success of marketing programs and weather conditions. These factors may cause the Company's comparable store sales results to differ materially from prior periods and from expectations. The Company's comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and the Company expects that it will continue to fluctuate in the future. The Company's comparable store net sales increases for fiscal years 2001, 2000 and 1999 were 1.7%, 5.5% and 6.4%, respectively. Past comparable store sales are no indication of future results, and there can be no assurance that the Company's comparable store sales will not decrease in the future. The Company's ability to maintain and improve its comparable store sales results depends in large part on maintaining and improving its forecasting of customer demand and buying trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for its broad and diverse customer base and using more effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and security analysts in one or more future periods could reduce the market price of the Company's common stock.

The failure to successfully manage the Company's catalog mailings and fulfillment may have a negative impact on the Company's business.

     Postal rate increases and paper and printing costs affect the cost of the Company's catalog mailings. The Company relies on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. The Company's cost of paper has fluctuated significantly during the past three fiscal years, and its future paper costs are subject to supply and demand forces external to its business. There can be no assurance that the Company will not be subject to an increase in paper costs. Although the Company has entered into long-term contracts for the paper and printing of its catalogs, these contracts offer no assurance that the Company's catalog production costs will not substantially increase following expiration of the contracts. Future increases in postal rates or paper or printing costs would have a negative impact on the Company's operating results to the extent that the Company is unable to pass such increases on directly to customers or offset such increases by raising selling prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems.

     Each catalog issue requires substantial investments in layout and design, paper, printing, and inventory prior to mailing. As a result, the Company is not able to adjust these costs for a particular mailing in response to the actual performance of the catalog. The Company has historically experienced fluctuations in customer response to its catalogs. Customer response to the Company's catalogs is substantially dependent on merchandise assortment, availability and creative presentation as well as the timing of delivery of the catalogs. The lack of effective performance of any third parties with respect to production and distribution of catalogs could affect the timing of delivery of catalogs. Any delay could cause customers to forego or defer purchases from the Company. If the Company is unable to achieve favorable customer response in the future, its revenues could decline.

     The operation of the Company's direct-to-customer business is also dependent on the Company's ability to maintain the efficient and uninterrupted operation of its order-taking and fulfillment operations and its e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, human error, natural disasters or adverse weather conditions. These problems could result in a reduction in net revenues as well as increased administrative costs.

The Company's inability or failure to protect its intellectual property would have a negative impact on the Company's business.

     The Company's trademarks, service marks, copyrights, patents, trade dress rights, trade secrets, domain names and similar intellectual property are critical to its success. The unauthorized reproduction or other misappropriation of the Company's trademarks or other intellectual property could diminish the value of the Company's proprietary rights or goodwill. There can be no assurance that effective trademark, service mark, copyright, trade secret and other protection is or will be available.

The Company is planning certain system changes that may disrupt its supply chain.

     The Company's success depends on its ability to continue sourcing merchandise efficiently. The Company continues to evaluate possible modifications to its information technology systems supporting the product pipeline, including design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation and price management. Modifications may involve updating or replacing legacy systems with successor systems, if necessary. The Company is aware of inherent risks associated with replacing these core systems, including supply chain disruptions, and believes that it is taking appropriate action to mitigate the risks by staffing with qualified technology and business professionals, insuring end-to-end business ownership and staging implementation. The launch of these successor systems will take place in a phased approach over several years. There can be no assurances that the Company will successfully launch these new systems or that they will occur without supply chain disruptions. Any resulting supply chain disruptions could have a material adverse effect on the Company's business and operating results.

CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

Inventory Reserves
     Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted-average method) or market. The Company estimates a provision for damaged, obsolete, excess and slow-moving inventory based on specific identification and inventory aging reports.

Catalog Amortization
     Prepaid catalog expenses consist of the third party incremental direct costs including primarily creative design, paper, printing, postage and mailing costs for all Company direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Prepaid catalog expenses are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net revenues (net sales less merchandise cost of goods sold, selling expenses and catalog completion costs) associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net revenue, the excess is expensed in the reporting period.

Sales Return Reserve
     The Company records a reserve for estimated product returns based on historical return trends together with current product sales performance. If actual returns are greater than those projected by management, additional sales returns may be recorded in the future.

Self-Insured Liabilities
     The Company is primarily self-insured for workers' compensation, employee health benefits and product and general liability insurance. The Company records its self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Should a greater amount of claims occur compared to what was estimated or costs of the claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods.

                             RESULTS OF OPERATIONS

NET REVENUES

     Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Direct-to-customer sales include catalog and Internet sales. Shipping fees consist of revenue received from customers for delivery of merchandise.

     The following table summarizes the Company's net revenues for the 53 weeks ended February 3, 2002 ("fiscal 2001") and each of the 52 weeks ended January 28, 2001 ("fiscal 2000") and January 30, 2000 ("fiscal 1999").

Dollars in thousands             Fiscal 2001  % Total  Fiscal 2000  % Total  Fiscal 1999  % Total
-------------------------------------------------------------------------------------------------
Retail sales                     $ 1,229,715    58.9%  $ 1,039,312    56.8%  $   869,078    59.5%
Direct-to-customer sales             735,768    35.3%      685,202    37.5%      514,915    35.3%
Shipping fees                        121,179     5.8%      104,969     5.7%       76,007     5.2%
-------------------------------------------------------------------------------------------------
Net revenues                     $ 2,086,662   100.0%  $ 1,829,483   100.0%  $ 1,460,000   100.0%
-------------------------------------------------------------------------------------------------

     Net revenues for fiscal 2001 were $2,086,662,000 -- an increase of $257,179,000 (14.1%) over net revenues for fiscal 2000. Net revenues for fiscal 2000 increased $369,483,000 (25.3%) over net revenues for fiscal 1999. The increase in both years was primarily due to new stores and the growth of the Williams-Sonoma, Pottery Barn and Pottery Barn Kids brands.

     Revenue is recognized for retail sales at the point of sale in the store and for direct-to-customer sales when the merchandise is delivered to the customer. In the fourth quarter of fiscal 2001, the Company implemented the recognition of revenue upon delivery for all merchandise delivered to the customer. Previously, merchandise delivered to the customer was recognized upon shipment. The impact was not material to the results of operations.

RETAIL REVENUES

Dollars in thousands                           Fiscal 2001        Fiscal 2000        Fiscal 1999
------------------------------------------------------------------------------------------------
Retail sales                                    $1,229,715         $1,039,312           $869,078
Shipping fees                                        7,096              6,285              5,812
------------------------------------------------------------------------------------------------
Total retail revenues                           $1,236,811         $1,045,597           $874,890
------------------------------------------------------------------------------------------------
Percent growth in retail sales                       18.3%              19.6%              20.7%
Percent growth in comparable store
  sales                                               1.7%               5.5%               6.4%
Number of stores -- beginning of year                  382                344                298
Number of new stores                                    57                 62                 58
Number of closed stores                                 24                 24                 12
Number of stores -- end of year                        415                382                344
Store selling square footage at fiscal
  year-end (sq. ft.)                             2,012,000          1,764,000          1,497,000
Store leased square footage ("LSF") at
  fiscal year-end (sq. ft.)                      3,179,000          2,753,000          2,308,000
------------------------------------------------------------------------------------------------

                                         Store   Avg. LSF    Store   Avg. LSF    Store   Avg. LSF
                                         Count   per Store   Count   per Store   Count   per Store
--------------------------------------------------------------------------------------------------
Williams-Sonoma                            214      5,100      200      4,900      185      4,600
Pottery Barn                               145     11,500      136     11,000      117     10,600
Pottery Barn Kids                           27      7,500        8      6,800       --         --
Hold Everything                             15      3,700       26      3,500       32      3,300
Outlets                                     14     12,600       12     10,700       10     10,400
--------------------------------------------------------------------------------------------------

     Retail revenues for fiscal 2001 increased $191,214,000 (18.3%) over retail revenues for fiscal 2000 primarily due to a net increase of 33 stores and a 1.7% increase in comparable store sales. As of February 3, 2002, the Company operated 415 stores in 41 states, Washington DC and Toronto, Canada. During fiscal 2001, the Company opened 57 stores (21 Williams-Sonoma, 15 Pottery Barn, 19 Pottery Barn Kids and 2 Outlets) and closed 24 stores (7 Williams-Sonoma, 6 Pottery Barn and 11 Hold Everything). Pottery Barn and Pottery Barn Kids accounted for 62.7% of the growth in retail revenues from fiscal 2000 to fiscal 2001.

     In fiscal 2001, the Company opened five new retail stores (two Williams-Sonoma, two Pottery Barn and one Pottery Barn Kids retail stores) in Toronto, Canada.

     Retail revenues in fiscal 2000 increased $170,707,000 (19.5%) over retail revenues in fiscal 1999, principally due to a net increase of 38 stores and a 5.5% increase in comparable store sales. Pottery Barn accounted for 53.6% of the growth in retail revenues from fiscal 1999 to fiscal 2000.

     Comparable stores are defined as those whose gross square feet did not change by more than 20% in the previous 12 months and which have been open for at least 12 months without closure for seven or more consecutive days. Comparable store sales are computed monthly for purposes of this analysis. In fiscal 2001, Williams-Sonoma and Pottery Barn Kids comparable store sales were 4.2% and 10.4%, respectively. Pottery Barn comparable store sales were negative 0.1% in fiscal 2001 while Hold Everything comparable store sales were negative 8.5% due to the transitional impact of the Company's brand realignment strategy. In fiscal 2000, Williams-Sonoma and Pottery Barn comparable stores sales were 5.6% and 4.8%, respectively. Hold Everything comparable stores sales were 3.1%.

     In fiscal 2002, the Company's current business plan is to increase retail leased square footage by approximately 14% to 15% or a net increase of approximately 56 new retail stores. The net increase in fiscal 2002 of 56 stores includes 25 Pottery Barn Kids stores, 18 Williams-Sonoma stores, 14 Pottery Barn stores and two Outlet stores. Hold Everything will decrease by three stores in fiscal 2002. Also included in new stores in fiscal 2002 are three additional stores in Toronto, Canada, one in each of the Williams-Sonoma, Pottery Barn and Pottery Barn Kids concepts.

DIRECT-TO-CUSTOMER REVENUES

Dollars in thousands                                   Fiscal 2001    Fiscal 2000    Fiscal 1999
------------------------------------------------------------------------------------------------
Catalog sales                                             $602,968       $628,176       $504,967
Internet sales                                             132,800         57,026          9,948
------------------------------------------------------------------------------------------------
Total direct-to-customer sales                             735,768        685,202        514,915
------------------------------------------------------------------------------------------------
Shipping fees                                              114,083         98,684         70,195
------------------------------------------------------------------------------------------------
Total direct-to-customer revenues                         $849,851       $783,886       $585,110
------------------------------------------------------------------------------------------------
Percent growth in direct-to-customer sales                    7.4%          33.1%          34.2%
Percent growth in number of catalogs mailed                   5.2%          22.7%          16.6%
------------------------------------------------------------------------------------------------

     Direct-to-customer revenues in fiscal 2001 increased $65,965,000 or 8.4% over direct-to-customer revenues in fiscal 2000. This increase was primarily due to the growth in the Pottery Barn, Pottery Barn Kids and Williams-Sonoma brands which was partially offset by lower sales in Hold Everything due to a planned reduction in catalog circulation.

     In fiscal 2001, the Company unveiled its Pottery Barn Kids website and launched its Pottery Barn online gift and bridal registry and Pottery Barn Kids online gift registry. In fiscal 2000, the Company launched its Pottery Barn e-commerce website and in fiscal 1999, the Company introduced its Williams-Sonoma Internet wedding website and its Williams-Sonoma website. Combined revenues from these websites were $153,889,000 in fiscal 2001, an increase of $89,442,000 or 138.8% from $64,447,000 in fiscal 2000. The Company estimates that approximately 40% to 50% of non-bridal e-commerce sales are incremental to the direct-to-customer channels and approximately 50% to 60% are from mail order customers who would have potentially placed an order via the catalog call center.

     Direct-to-customer revenues in fiscal 2000 increased $198,776,000 or 34.0% over direct-to-customer revenues in fiscal 1999 primarily due to strong growth in the Pottery Barn brand and its extensions. Combined revenues from the Pottery Barn, Pottery Barn Kids and Pottery Barn Bed + Bath catalogs and the Pottery Barn e-commerce website grew 47.2% in fiscal 2000 over fiscal 1999. Net revenues from the Pottery Barn Bed + Bath catalog, which launched in May 2000, and Pottery Barn e-commerce website represented 29.7% of fiscal 2000 direct-to-customer revenue growth and 33.1% of fiscal 2000 total Pottery Barn brands growth.

     In 1999, the Company sold assets of the Gardeners Eden catalog to allow greater focus on the Company's existing brands and Internet development. As a result of the sale, the Company recognized a $3,962,000 pre-tax gain ($2,437,000 after tax).

COST OF GOODS SOLD

                                            % Net                    % Net                    % Net
Dollars in thousands         Fiscal 2001   Revenues   Fiscal 2000   Revenues   Fiscal 1999   Revenues
-----------------------------------------------------------------------------------------------------
Cost of goods and occupancy
  expenses                    $1,168,030      56.0%    $1,026,681      56.1%      $812,966      55.7%
Shipping costs                   124,643       6.0%       109,174       6.0%        80,007       5.5%
-----------------------------------------------------------------------------------------------------
Total cost of goods sold      $1,292,673      61.9%    $1,135,855      62.1%      $892,973      61.2%
-----------------------------------------------------------------------------------------------------

     Cost of goods and occupancy expenses increased $141,349,000 to $1,168,030,000 in fiscal 2001 from $1,026,681,000 in the fiscal 2000. Cost of goods and occupancy expenses expressed as a percentage of net revenues for fiscal 2001 decreased 0.1 percentage points to 56.0% from 56.1% in fiscal 2000. The decrease was primarily due to fewer promotional markdowns, aggressive inventory management, increased merchandise margins and lower freight costs in the retail channels offset by increased occupancy costs. The increase in occupancy costs was driven primarily by increased depreciation, a shift in the percentage mix of net revenues generated through the retail channel, and increased rent and utility costs.

     Cost of goods and occupancy expenses increased $213,715,000 to $1,026,681,000 in fiscal 2000 from $812,966,000 in fiscal 1999. Cost of goods and occupancy expenses expressed as a percent of net revenues for fiscal 2000 increased 0.4 percentage points to 56.1% from 55.7% in fiscal 1999, principally due to significant promotional markdown activity in the third and fourth quarters and higher inventory shrinkage, damage and obsolescence costs.

     Shipping costs consist of third-party delivery services and shipping materials. Shipping costs increased to $124,643,000 in fiscal 2001 from $109,174,000 in fiscal 2000 and $80,007,000 in fiscal 1999. As a percentage of shipping fees, shipping costs have declined from 105.3% in fiscal 1999 to 104.0% in fiscal 2000 to 102.9% in fiscal 2001 as cost control and service enhancement programs have been implemented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $71,903,000 to $666,015,000 in fiscal 2001 from $594,112,000 in fiscal 2000. Selling, general and administrative expenses expressed as a percent of net revenues decreased by
0.6 percentage points to 31.9% in fiscal 2001 from 32.5% in fiscal 2000. The decrease was primarily due to reduced catalog advertising costs as a percentage of net revenues due to stronger consumer demand and higher catalog productivity and an improvement in other general expenses, partially offset by higher employment costs. The fiscal 2001 employment cost increase, as a percentage of net revenues, was substantially driven by fiscal 2001 performance bonuses and non-cash stock-based compensation charges. In fiscal 2000, no performance bonuses or non-cash stock-based compensation charges were incurred.

     Selling, general and administrative expenses increased $136,289,000 in fiscal 2000 from $457,823,000 in fiscal 1999. Selling, general and administrative expenses as a percent of net revenues increased 1.1 percentage points in fiscal 2000 to 32.5% from 31.4% in fiscal 1999, primarily due to increased catalog costs as a percentage of net revenues. The increased percentage was primarily due to lower than anticipated direct-to-customer demand in the second half of fiscal 2000 resulting from a weakening U.S. economy and a corresponding slowdown in customer response to the Fall and Early Holiday mailings.

INTEREST EXPENSE -- NET

     Net interest expense decreased $1,319,000 from $7,187,000 in fiscal 2000 to $5,868,000 in fiscal 2001, principally due to decreased borrowings under the Company's line of credit and letter of credit facilities due to continued asset management initiatives including aggressive inventory management programs as well as lower interest rates on the borrowings. Net interest expense in fiscal 2000 increased $4,742,000 over net interest expense in fiscal 1999, principally due to increased borrowings to finance the Company's purchase of new corporate facilities.

INCOME TAXES

     The Company's effective tax rate was 38.5% for fiscal 2001, fiscal 2000 and fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In fiscal 2001, net cash provided by operating activities increased $23,697,000 to $205,006,000 from $181,309,000 in fiscal 2000. This increase in operating cash is primarily attributable to higher net earnings, reductions in merchandise inventories and improved cash flow from accounts receivable offset by increased cash used to reduce accounts payable. The decrease in accounts payable was primarily due to substantially lower inventories and lower deferred catalog expenses. The decrease in merchandise inventories is primarily due to aggressive inventory management and improved inventory turns.

     For fiscal 2000, net cash provided by operating activities increased $73,347,000 to $181,309,000 from $107,962,000 in fiscal 1999. The fiscal 2000 increase in operating cash was primarily attributable to slower growth of merchandise inventory and significant increases in accounts payable and accrued expenses.

     Net cash used in investing activities was $155,314,000 for fiscal 2001 as compared to $233,360,000 in fiscal 2000. Fiscal 2001 purchases of property and equipment were $155,987,000, which includes $91,636,000 for stores, $47,440,000 for systems development projects (including the Internet), $16,911,000 for distribution and facility infrastructure projects.

     Net cash used in investing activities increased $114,719,000 in fiscal 2000 to $233,360,000 from $118,641,000 in fiscal 1999. The fiscal 2000 expenditures were primarily for stores, the upgrade of store systems and other systems development projects (including the Internet), distribution capacity expansion, corporate facilities and a new call center. Additionally, in February 2000, the Company purchased a 204,000 square foot corporate office facility in San Francisco, California, for the purpose of consolidating certain headquarters staff and to provide for future growth. The total purchase price of the corporate facility was approximately $73,300,000 plus a deposit of $7,500,000 paid in fiscal 1999.

     Based on the Company's current plans, gross capital expenditures in fiscal 2002 are projected to be approximately $150,000,000 to $160,000,000, including $97,500,000 to $104,000,000 for stores, $45,000,000 to $48,000,000 for systems development (including the Internet) and approximately $7,500,000 to $8,000,000 for distribution and facility infrastructure projects. See Related Party Lease Commitments below for additional potential acquisitions of certain distribution facilities.

     For fiscal 2001, cash provided by financing activities was $6,182,000, comprised primarily of $18,689,000 proceeds from the exercise of stock options, partially offset by the repayment of $6,154,000 under the mortgage agreement and $5,714,000 repayment under the Senior Notes.

     For fiscal 2000, cash used in financing activities was $21,062,000, comprised primarily of repayment of long-term debt and Company repurchases of 825,200 shares of the Company's common stock for approximately $18,535,000, partially offset by proceeds from stock option exercises.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following tables provide summary information concerning the Company's future contractual obligations and commitments as of February 3, 2002.

                                                    Payments Due by Period
                         -----------------------------------------------------------------------------
                          Fiscal     Fiscal     Fiscal     Fiscal    Fiscal
Dollars in thousands       2002       2003       2004       2005      2006     Thereafter     Total
------------------------------------------------------------------------------------------------------
Long-Term Debt           $  5,714   $  5,714   $  5,714   $  5,716   $    --    $     --    $   22,858
Capital Leases              1,492      1,550      1,591      1,733     2,607          --         8,973
Operating Leases          111,360    106,850    102,720     97,231    92,518     549,354     1,060,033
------------------------------------------------------------------------------------------------------
Total Contractual
  Obligations            $118,566   $114,114   $110,025   $104,680   $95,125    $549,354    $1,091,864
------------------------------------------------------------------------------------------------------

Long-Term Debt
     The unsecured Senior Notes are due in August 2005 with interest payable semi-annually at 7.2%. Annual principal payments are $5,714,000. The Senior Notes contain certain restrictive loan covenants, including minimum net-worth requirements, fixed-charge coverage ratios and limitations on current and funded debt.

Capital Leases
     As of February 3, 2002, the Company has capital leases of $8,973,000 for store equipment.

Operating Leases
     The Company leases store locations, warehouses, corporate facilities, call centers and certain equipment under operating and capital leases for original terms ranging generally from 3 to 23 years. Certain leases contain renewal options for periods up to 20 years. Stores leases typically provide for minimum rental payments and additional rent based upon a percentage of store sales if a specified store sales target is exceeded. Such contingent rental expense is accrued each reporting period if achievement of a store sales target is considered probable.

     The Company has an operating lease for a 1,037,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term covering 22.5 years, expiring January 2022, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company with operations separate from the leasing of this distribution facility to the Company. The lessor financed the construction of the distribution facility and expansion through the sale of $39,200,000 Taxable Industrial Development Revenue Bonds, Series 1998 and 1999, issued by the Mississippi Business Finance Corporation. The Bonds are secured by the distribution facility. As of February 3, 2002, approximately $34,511,000 was outstanding on the bonds. The Company is required to make annual rental payments of approximately $3,763,000, plus applicable taxes, insurance and maintenance expenses.

     The Company has an operating lease for an additional 1,115,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term covering 22.5 years, expiring January 2023, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company which has residual equity at risk of greater than 3%. The lessor financed the construction of the distribution facility through the sale of $42,500,000 Taxable Industrial Development Revenue Bonds, Series 1999, issued by the Mississippi Business Finance Corporation. The Bonds are secured by the distribution facility. As of February 3, 2002, approximately $37,346,000 was outstanding on the bonds. The Company is required to make annual rental payments of approximately $4,180,000, plus applicable taxes, insurance and maintenance expenses.

Related Party Lease Commitments
     The Company has an operating lease for a distribution facility in Memphis, Tennessee with a term expiring August 2004. The lessor is a general partnership ("Partnership 1") comprised of W. Howard Lester,

Chairman of the Board of Directors and a significant shareholder of the Company and James A. McMahan, a Director and significant shareholder of the Company. Partnership 1 does not have operations separate from leasing of this distribution facility to the Company and does not have lease agreements with any unrelated third parties.

     Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of industrial development bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 Industrial Development Bonds are secured by the distribution facility and the individual partners guaranteed the bond repayments. As of February 3, 2002, $3,633,000 was outstanding under the Partnership 1 Industrial Development Bonds.

     The operating lease for this distribution facility requires the Company to pay annual rent of $618,000 plus interest on the bonds calculated at a variable rate determined monthly (2.75% at February 3, 2002), applicable taxes, insurance and maintenance expenses. After August 2004, the Company is obligated to renew the operating lease until these bonds are fully repaid.

     The Company has an operating lease for another distribution facility in Memphis, Tennessee with a term of 15 years expiring August 2006, with three optional five-year renewal periods. The lessor is a general partnership ("Partnership 2") comprised of W. Howard Lester, James A. McMahan and two unrelated parties. Partnership 2 does not have operations separate from leasing this distribution facility to the Company and does not have lease agreements with any unrelated third parties.

     Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of industrial development bonds in 1990 and 1994. Quarterly principal and interest payments are required through maturity in August 2015. The Partnership 2 Industrial Development Bonds are secured by the distribution facility and require maintenance of certain financial covenants by the Company. As of February 3, 2002, $16,809,000 was outstanding under the Partnership 2 Industrial Development Bonds.

     The operating lease for this distribution facility requires the Company to pay annual rent of approximately $2,700,000, applicable taxes, insurance and maintenance expenses. The Company is obligated to renew this operating lease until these bonds are fully repaid.

     On March 4, 2002, the Company's Board of Directors authorized management to obtain information, conduct negotiations, and enter into appropriate agreements with the intent to pursue potential acquisitions of the distribution facilities currently leased from Partnerships 1 and 2 prior to the end of fiscal 2002. Any such acquisitions will be subject to the approval of the Board of Directors. There can be no assurance that any such acquisitions will be completed on acceptable terms to the Company or at all.

Other Commercial Commitments:

                                                  Amount of Commitment Expiration Per Period
                                     --------------------------------------------------------------------
                                      Fiscal    Fiscal   Fiscal   Fiscal   Fiscal
Dollars in thousands                   2002      2003     2004     2005     2006    Thereafter    Total
---------------------------------------------------------------------------------------------------------
Line of Credit                       $    --    $ --     $ --     $ --     $ --       $ --        $   --
Letters of Credit                     55,854      --       --       --       --         --        55,854
Standby Letters of Credit                373      --       --       --       --         --           373
---------------------------------------------------------------------------------------------------------
Total Commercial Commitments         $56,227    $ --     $ --     $ --     $ --       $ --       $56,227
---------------------------------------------------------------------------------------------------------

Line of Credit
     The Company's line of credit facility provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements, restrictions on maximum capital expenditures and a prohibition on payment of cash dividends. Through August 23, 2002, the Company may request that the lenders under the credit facility increase the maximum availability to $250,000,000. The Company may elect interest rates calculated by reference to the agent's internal reference rate or LIBOR plus a margin based on the Company's leverage ratio or, for advances under $10,000,000, IBOR plus a margin based on the Company's leverage ratio. The agreement expires on August 23, 2003. As of February 3, 2002, the Company had no borrowings outstanding under the line of credit facility.

Letters of Credit
     The Company has a $100,000,000 letter of credit facility which expires on July 11, 2002. As of February 3, 2002, $55,854,000 was outstanding under this letter of credit facility. Such letters of credit represent only a commitment to fund inventory purchases to which the Company had not taken legal title as of February 3, 2002. The Company expects to renew or replace its current letter of credit agreement, on substantially similar terms, in order to meet increased working capital needs associated with the Company's growth plans. Additionally, as of February 3, 2002, the Company had $373,000 outstanding in standby letters of credit.

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

Interest Rate Risk
     The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 31 basis points (a 10% change in the associated debt's variable rate as of February 3, 2002), the Company's results from operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.

     During fiscal 2001, the Company entered into an interest rate cap contract at 5.88% with a notional of $13,083,000 which extends through February 2005 related to an operating lease. The contract has not been designated as a hedge and is accounted for by adjusting the carrying amount of the contract to market. The fiscal 2001 loss, which was not significant, is recorded in selling, general and administrative expenses.

Foreign Currency Risks
     The Company enters into a significant amount of purchases outside of the U.S. that are primarily U.S. dollar transactions. A small percentage of the Company's international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to the Company as a whole. In fiscal 2001, the Company opened five new retail stores in Toronto, Canada and plans to open three additional retail stores in fiscal 2002 which exposes the Company to market risk associated with foreign currency exchange rate fluctuations.

     During fiscal 2001, due to the Company's new operations in Canada and the volatility of the Canadian dollar, 30-day forward contracts have been purchased in order to limit the currency exposure associated with intercompany asset and liability accounts that are denominated in Canadian dollars. The Company continues to monitor possible currency exposure and will continue to take steps toward limiting foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             WILLIAMS-SONOMA, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                Fiscal Year Ended
Dollars and shares in thousands,                  ----------------------------------------------
except per share amounts                          Feb. 3, 2002    Jan. 28, 2001    Jan. 30, 2000
------------------------------------------------------------------------------------------------
Net revenues                                        $2,086,662       $1,829,483       $1,460,000
Cost of goods sold                                   1,292,673        1,135,855          892,973
------------------------------------------------------------------------------------------------
     Gross margin                                      793,989          693,628          567,027
------------------------------------------------------------------------------------------------
Selling, general and administrative expenses           666,015          594,112          457,823
Gain on sale of Gardeners Eden                              --               --            3,962
Interest expense -- net                                  5,868            7,187            2,445
------------------------------------------------------------------------------------------------
     Earnings before income taxes                      122,106           92,329          110,721
------------------------------------------------------------------------------------------------
Income taxes                                            47,010           35,547           42,621
------------------------------------------------------------------------------------------------
     Net earnings                                   $   75,096       $   56,782       $   68,100
------------------------------------------------------------------------------------------------
Basic earnings per share                            $     1.34       $     1.02       $     1.22
Diluted earnings per share                          $     1.30       $      .99       $     1.16
------------------------------------------------------------------------------------------------
Shares used in calculation of earnings per
  share:
  Basic                                                 56,247           55,900           55,817
  Diluted                                               57,720           57,460           58,612
------------------------------------------------------------------------------------------------
Pro forma earnings per share -- post stock split
  basis:
  Basic                                             $      .67       $      .51       $      .61
  Diluted                                           $      .65       $      .49       $      .58
------------------------------------------------------------------------------------------------
Shares used in calculation of pro forma earnings
per share -- post stock split basis:
  Basic                                                112,494          111,800          111,634
  Diluted                                              115,440          114,920          117,224
------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                             WILLIAMS-SONOMA, INC.
                          CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share amounts                Feb. 3, 2002    Jan. 28, 2001
-------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                       $ 75,374         $ 19,730
  Accounts receivable (less allowance for doubtful accounts
     of $491 and $307)                                              32,141           38,181
  Merchandise inventories -- net                                   249,237          283,085
  Prepaid catalog expenses                                          29,522           30,032
  Prepaid expenses                                                  16,630           11,592
  Deferred income taxes                                             11,553            8,161
  Other assets                                                       2,782            2,128
-------------------------------------------------------------------------------------------
  Total current assets                                             417,239          392,909
-------------------------------------------------------------------------------------------
Property and equipment -- net                                      570,120          490,525
Other assets (less accumulated amortization of $957 and
  $565)                                                              7,544            8,494
-------------------------------------------------------------------------------------------
Total assets                                                      $994,903         $891,928
-------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                $ 98,857         $159,247
  Accrued expenses                                                  60,406           40,839
  Customer deposits                                                 80,425           57,243
  Income taxes payable                                              37,456           24,191
  Current portion of long-term debt                                  7,206           12,133
  Other liabilities                                                 12,829           17,633
-------------------------------------------------------------------------------------------
  Total current liabilities                                        297,179          311,286
-------------------------------------------------------------------------------------------
Deferred lease incentives                                          127,094          112,686
Long-term debt                                                      24,625           23,189
Deferred income tax liabilities                                      8,792           12,231
Other long-term obligations                                          4,682            5,078
-------------------------------------------------------------------------------------------
Total liabilities                                                  462,372          464,470
-------------------------------------------------------------------------------------------
Commitments and contingencies                                           --               --
Shareholders' equity
  Preferred stock, $.01 par value, 7,500,000 shares
     authorized, none issued                                            --               --
  Common stock, $.01 par value, 126,562,500 shares
     authorized, 58,234,255 shares issued and 57,243,055
     shares outstanding at February 3, 2002; 56,793,985
     shares issued and 55,802,785 shares outstanding at
     January 28, 2001                                                  582              567
  Additional paid-in capital                                       170,573          132,960
  Retained earnings                                                392,300          317,204
  Accumulated other comprehensive loss                                (110)              --
  Deferred stock-based compensation                                 (7,541)              --
  Treasury stock, at cost, 991,200 shares                          (23,273)         (23,273)
-------------------------------------------------------------------------------------------
  Total shareholders' equity                                       532,531          427,458
-------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $994,903         $891,928
-------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                             WILLIAMS-SONOMA, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  Accumulated
                        Common Stock     Additional                  Other         Deferred                    Total
Dollars and shares in  ---------------    Paid-in-    Retained   Comprehensive   Stock-Based    Treasury   Shareholders'
thousands              Shares   Amount    Capital     Earnings       Loss        Compensation    Stock        Equity
------------------------------------------------------------------------------------------------------------------------
Balance at January
  31, 1999             55,772    $558     $109,150    $192,322       $  --         $     --     $     --     $302,030
  Net earnings             --      --           --      68,100          --               --           --       68,100
  Exercise of stock
    options and
    related tax
    benefit               773       7       17,910          --          --               --           --       17,917
  Repurchase of
    common stock         (166)     --           --          --          --               --       (4,738)      (4,738)
------------------------------------------------------------------------------------------------------------------------
Balance at January
  30, 2000             56,379     565      127,060     260,422          --               --       (4,738)     383,309
  Net earnings             --      --           --      56,782          --               --           --       56,782
  Exercise of stock
    options and
    related tax
    benefit               249       2        5,900          --          --               --           --        5,902
  Repurchase of
    common stock         (825)     --           --          --          --               --      (18,535)     (18,535)
------------------------------------------------------------------------------------------------------------------------
Balance at January
  28, 2001             55,803     567      132,960     317,204          --               --      (23,273)     427,458
  Net earnings             --      --           --      75,096          --               --           --       75,096
  Foreign currency
    translation
    adjustment and
    related tax
    benefit                --      --           --          --        (110)              --           --         (110)
  Comprehensive
    income                 --      --           --          --          --               --           --           --
  Exercise of stock
    options and
    related tax
    benefit             1,190      12       26,828          --          --               --           --       26,840
  Deferred stock-
    based
    compensation          250       3       10,785          --          --          (10,788)          --           --
  Amortization of
    deferred stock-
    based
    compensation           --      --           --          --          --            3,247           --        3,247
------------------------------------------------------------------------------------------------------------------------
Balance at February
  3, 2002              57,243    $582     $170,573    $392,300       $(110)        $ (7,541)    $(23,273)    $532,531
------------------------------------------------------------------------------------------------------------------------


Dollars and shares in  Comprehensive
thousands                 Income
Balance at January
  31, 1999
  Net earnings            $68,100
                         --------
  Exercise of stock
    options and
    related tax
    benefit
  Repurchase of
    common stock
--------------------------------------------------
Balance at January
  30, 2000
  Net earnings            $56,782
                         --------
  Exercise of stock
    options and
    related tax
    benefit
  Repurchase of
    common stock
----------------------------------------------------------------
Balance at January
  28, 2001
  Net earnings            $75,096
  Foreign currency
    translation
    adjustment and
    related tax
    benefit                  (110)
                          -------
  Comprehensive
    income                $74,986
                         --------
  Exercise of stock
    options and
    related tax
    benefit
  Deferred stock-
    based
    compensation
  Amortization of
    deferred stock-
    based
    compensation
------------------------------------------------------------------------------
Balance at February
  3, 2002
--------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                             WILLIAMS-SONOMA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Fiscal Year Ended
                                                  ----------------------------------------------
Dollars in thousands                              Feb. 3, 2002    Jan. 28, 2001    Jan. 30, 2000
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                         $  75,096        $  56,782        $  68,100
Adjustments to reconcile net earnings to net
cash provided by operating activities:
  Depreciation and amortization                         81,594           62,402           45,211
  Net loss (gain) on disposal of assets and
     provision for store closures                        3,950              603             (931)
  Amortization of deferred lease incentives            (12,970)         (10,871)          (8,699)
  Deferred income taxes                                 (6,726)           4,815               (7)
  Tax benefit from exercise of stock options             8,151            1,575           10,488
  Amortization of deferred stock-based
     compensation                                        3,247               --               --
  Other                                                  1,056               --               --
  Changes in:
     Accounts receivable                                 6,025          (15,754)          (2,345)
     Merchandise inventories                            33,793          (25,743)         (86,854)
     Prepaid catalog expenses                              510          (15,355)          (3,152)
     Prepaid expenses and other assets                  (5,021)            (414)          (2,101)
     Accounts payable                                  (60,164)          56,785           31,498
     Accrued expenses and other liabilities             36,488           35,341           22,976
     Deferred lease incentives                          27,832           33,014           27,245
     Income taxes payable                               12,145           (1,871)           6,533
------------------------------------------------------------------------------------------------
Net cash provided by operating activities              205,006          181,309          107,962
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property and equipment                  (155,987)        (161,549)        (120,209)
  Purchase of corporate facilities                          --          (73,300)          (7,500)
  Proceeds from sale of property and equipment             327            1,431           11,192
  Other                                                    346               58           (2,124)
------------------------------------------------------------------------------------------------
Net cash used in investing activities                 (155,314)        (233,360)        (118,641)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings under line of credit                      562,450          581,297          158,480
  Repayments under line of credit                     (562,450)        (581,297)        (158,480)
  Repayments of long-term obligations                  (12,507)          (5,983)          (6,477)
  Proceeds from exercise of stock options               18,689            4,333            7,429
  Repurchase of common stock                                --          (18,535)          (4,738)
  Other                                                     --             (877)              --
------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                             6,182          (21,062)          (3,786)
------------------------------------------------------------------------------------------------
Effect of exchange rates on cash and cash
  equivalents                                             (230)              --               --
Net increase (decrease) in cash and cash
  equivalents                                           55,644          (73,113)         (14,465)
Cash and cash equivalents at beginning of year          19,730           92,843          107,308
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year             $  75,374        $  19,730        $  92,843
------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow
  information:
Cash paid during the year for:
  Interest                                           $   7,101        $  10,800        $   4,390
  Income taxes                                          33,096           32,211           26,639
Noncash investing and financing activities:
  Capital lease obligations incurred                     9,015              260               --
------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                             WILLIAMS-SONOMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Williams-Sonoma, Inc. and its subsidiaries (the "Company") are specialty retailers of products for the home. The retail segment sells its products through its four retail concepts -- Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything. The direct-to-customer segment sells similar products through its six direct-mail catalogs -- Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything and Chambers -- and four e-commerce websites. The catalogs reach customers throughout the United States, while the four retail businesses currently operate 415 stores in 41 states, Washington DC and Toronto, Canada. Significant intercompany transactions and accounts have been eliminated.

     Fiscal Year The Company's fiscal year ends on the Sunday closest to January 31, based on a 52/53-week year. Fiscal years 2001, 2000 and 1999 ended on February 3, 2002 (53 weeks), January 28, 2001 (52 weeks) and January 30, 2000 (52 weeks), respectively.

     Cash Equivalents Cash equivalents include highly liquid investments with an original maturity of three months or less. The Company's policy is to invest in high-quality, short-term instruments to achieve maximum yield while maintaining a level of liquidity consistent with the Company's needs.

     Allowance for Doubtful Accounts A summary of activity in the allowance for doubtful accounts is as follows:

                                                      Fiscal 2001    Fiscal 2000    Fiscal 1999
-----------------------------------------------------------------------------------------------
Balance at beginning of year                             $307,000       $250,000       $230,000
Provision for loss on accounts receivable                 270,000         57,000         20,000
Accounts written off                                      (86,000)            --             --
-----------------------------------------------------------------------------------------------
Balance at end of year                                   $491,000       $307,000       $250,000
-----------------------------------------------------------------------------------------------

     Merchandise Inventories Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted-average method) or market. The Company estimates a provision for damaged, obsolete, excess and slow-moving inventory based on specific identification and inventory aging reports. Approximately 55%, 52% and 48% of the Company's payments for merchandise in fiscal 2001, fiscal 2000 and fiscal 1999, respectively, were to foreign vendors, most of which are located in Europe and Asia.

     Prepaid Catalog Expenses Prepaid catalog expenses consist of the third party incremental direct costs including primarily creative design, paper, printing, postage and mailing costs for all Company direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Each catalog is generally fully amortized within six months. Prepaid catalog expenses are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net revenues (net sales less merchandise cost of goods sold, selling expenses and catalog completion costs) associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net revenue, the excess is expensed in the reporting period. Catalog advertising expenses were $191,080,000, $180,659,000 and $132,326,000 in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

     Property and Equipment Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

---------------------------------------------------------------------------------------------
Buildings and building improvements            12 - 40 years
---------------------------------------------------------------------------------------------
Leasehold improvements                         Shorter of estimated useful life or lease term
                                               (generally 2 - 15 years)
---------------------------------------------------------------------------------------------
Fixtures and equipment                         3 - 15 years
---------------------------------------------------------------------------------------------
Capitalized software                           2 - 8 years
---------------------------------------------------------------------------------------------

     Internally developed software costs are capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Interest costs related to assets under construction are capitalized during the construction period. Whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment the carrying value of long-lived assets.

     Self-Insured Liabilities The Company is primarily self-insured for workers' compensation, employee health benefits and product and general liability insurance. The Company records its self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported.

     Deferred Lease Incentives For leases which contain fixed escalations of the minimum annual lease payment during the original term of the lease, the Company recognizes rental expense on a straight-line basis and records the difference between rent expense and the amount currently payable as deferred lease incentives. Deferred lease incentives also include construction allowances received from landlords, which are amortized on a straight-line basis over the initial lease term.

     Fair Value of Financial Instruments The carrying value of cash and cash equivalents, accounts receivable, investments, interest rate cap contracts, accounts payable and debt approximates their estimated fair values.

     Revenue Recognition Revenue is recognized for retail sales at the point of sale in the store and for direct-to-customer sales when the merchandise is delivered to the customer. The Company records a reserve for estimated product returns in each reporting period. Shipping fees are included in net revenues and shipping costs are included in cost of goods sold.

     Foreign Currency Translation The functional currency of the Company's Canadian subsidiary is the Canadian dollar. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of other comprehensive earnings within shareholders' equity. Gains and losses resulting from foreign currency transactions have not been significant and are included in selling, general and administrative expenses.

     Financial Instruments The Company utilizes 30-day Canadian foreign currency contracts to minimize its market risk exposure in this foreign market. These contracts have not been designated as a hedge and are accounted for by adjusting the carrying amount of the contract to market and recognizing any gain or loss in selling, general and administrative expenses in each reporting period.

     During fiscal 2001, the Company entered into an interest rate cap contract at 5.88% with a notional of $13,083,000 which extends through February 2005 related to an operating lease. The contract has not been designated as a hedge and is accounted for by adjusting the carrying amount of the contract to market. The fiscal 2001 loss, which was not significant, is recorded in selling, general and administrative expenses.

     Income Taxes Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

     Earnings Per Share Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted net earnings per share is computed based on the weighted average number of common shares outstanding for the period, plus common stock equivalents consisting of shares subject to stock options.

     Stock Option Accounting The Company accounts for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized in the consolidated financial statements.

     New Accounting Pronouncement In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 as of February 4, 2002 and there will be no impact on the consolidated financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 144 as of February 4, 2002. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the consolidated financial position or results of operations.

     Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications Certain items in the fiscal 2000 and fiscal 1999 consolidated financial statements have been reclassified to conform to the fiscal 2001 presentation.

NOTE B: PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

Dollars in thousands                                          Feb. 3, 2002     Jan. 28, 2001
--------------------------------------------------------------------------------------------
Land and buildings                                                $ 102,926        $  89,726
Leasehold improvements                                              368,664          319,396
Fixtures and equipment                                              259,422          225,573
Capitalized software                                                 69,210           60,879
Construction in progress(1)                                          43,759           13,365
Capital leases                                                        9,483            2,753
--------------------------------------------------------------------------------------------
Total                                                               853,464          711,692
--------------------------------------------------------------------------------------------
Accumulated depreciation and amortization                          (283,344)        (221,167)
--------------------------------------------------------------------------------------------
Property and equipment -- net                                     $ 570,120        $ 490,525
--------------------------------------------------------------------------------------------

(1)Construction in progress is primarily comprised of leasehold improvement costs, furniture and fixtures related to new, unopened retail stores and corporate systems and other infrastructure projects yet to be placed in service.

NOTE C: BORROWING ARRANGEMENTS

     Long-term debt consists of the following:

Dollars in thousands                                          Feb. 3, 2002     Jan. 28, 2001
--------------------------------------------------------------------------------------------
Senior notes                                                        $22,858          $28,572
Obligations under capital leases                                      8,973              596
Mortgage (repaid in fiscal 2001)                                         --            6,154
--------------------------------------------------------------------------------------------
Total debt                                                           31,831           35,322
--------------------------------------------------------------------------------------------
Less current maturities                                               7,206           12,133
--------------------------------------------------------------------------------------------
Total long-term debt                                                $24,625          $23,189
--------------------------------------------------------------------------------------------

     The unsecured Senior Notes are due in August 2005 with interest payable semi-annually at 7.2%. Annual principal payments are $5,714,000. The Senior Notes contain certain restrictive loan covenants, including minimum net-worth requirements, fixed-charge coverage ratios and limitations on current and funded debt.

     As of February 3, 2002, the Company has capital leases of $8,973,000 for store equipment.

     The aggregate maturities of long-term debt at February 3, 2002 were as follows:

Dollars in thousands
---------------------------------------------------------------------
Fiscal 2002                                                   $ 7,206
Fiscal 2003                                                     7,264
Fiscal 2004                                                     7,305
Fiscal 2005                                                     7,449
Fiscal 2006                                                     2,607
---------------------------------------------------------------------
Total                                                         $31,831
---------------------------------------------------------------------

     The Company's line of credit facility provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements, restrictions on maximum capital expenditures and a prohibition on payment of cash dividends. Through August 23, 2002, the Company may request that the lenders under the credit facility increase the maximum availability to $250,000,000. The Company may elect interest rates calculated by reference to the agent's internal reference rate or LIBOR plus a margin based on the Company's leverage ratio or, for advances under $10,000,000, IBOR plus a margin based on the Company's leverage ratio. The agreement expires on August 23, 2003. As of February 3, 2002, the Company had no borrowings outstanding under the line of credit facility.

     The Company has a $100,000,000 letter of credit facility which expires on July 11, 2002. As of February 3, 2002, $55,854,000 was outstanding under this letter of credit facility. Such letters of credit represent only a commitment to fund inventory purchases to which the Company had not taken legal title as of February 3, 2002. The Company expects to renew or replace its current letter of credit agreement, on substantially similar terms, in order to meet increased working capital needs associated with the Company's growth plans. Additionally, as of February 3, 2002, the Company had $373,000 outstanding in standby letters of credit.

     Interest expense was $6,199,000 (net of capitalized interest of $691,000), $8,254,000 (net of capitalized interest of $2,335,000), and $4,221,000 for fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

     Accounts payable at February 3, 2002 and January 28, 2001, includes cash overdrafts of $18,499,000 and $19,425,000, respectively, for checks issued and not yet presented to the bank for payment.

NOTE D: INCOME TAXES

     The provision for income taxes consists of the following:

                                                                 Fiscal Year Ended
                                                  -----------------------------------------------
Dollars in thousands                              Feb. 3, 2002     Jan. 28, 2001    Jan. 30, 2000
-------------------------------------------------------------------------------------------------
Current payable
  Federal                                               $45,500          $25,529          $36,034
  State                                                   7,116            5,203            6,594
  Foreign                                                 1,120               --               --
-------------------------------------------------------------------------------------------------
  Total current                                          53,736           30,732           42,628
-------------------------------------------------------------------------------------------------
Deferred
  Federal                                                (5,232)           4,515              (12)
  State                                                    (525)             300                5
  Foreign                                                  (969)              --               --
-------------------------------------------------------------------------------------------------
  Total deferred                                         (6,726)           4,815               (7)
-------------------------------------------------------------------------------------------------
Total provision                                         $47,010          $35,547          $42,621
-------------------------------------------------------------------------------------------------

     A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

                                                                 Fiscal Year Ended
                                                  -----------------------------------------------
                                                  Feb. 3, 2002     Jan. 28, 2001    Jan. 30, 2000
-------------------------------------------------------------------------------------------------
Federal income taxes at the statutory rate                35.0%            35.0%            35.0%
State income tax rate, less federal benefit                3.5%             3.5%             3.5%
-------------------------------------------------------------------------------------------------
Total                                                     38.5%            38.5%            38.5%
-------------------------------------------------------------------------------------------------

     Significant components of the Company's deferred tax accounts are as follows:

                                           Feb. 3, 2002                     Jan. 28, 2001
                                   -----------------------------    -----------------------------
                                    Deferred        Deferred         Deferred        Deferred
Dollars in thousands               Tax Assets    Tax Liabilities    Tax Assets    Tax Liabilities
-------------------------------------------------------------------------------------------------
Current:
  Compensation                        $ 8,423                 --       $ 6,218                 --
  Inventory                             6,379                 --         7,623                 --
  Accrued liabilities                   7,474                 --         5,729            $   233
  Deferred catalog costs                   --            $10,759            --             11,176
  Other                                    36                 --            --                 --
-------------------------------------------------------------------------------------------------
  Total current                        22,312             10,759        19,570             11,409
-------------------------------------------------------------------------------------------------
Non-current:
  Depreciation                             --              3,930            --             10,946
  Deferred rent                         1,024                 --           954                 --
  Deferred lease incentives                --              6,132            --              2,239
  Other                                   246                 --            --                 --
-------------------------------------------------------------------------------------------------
  Total non-current                     1,270             10,062           954             13,185
-------------------------------------------------------------------------------------------------
Total                                 $23,582            $20,821       $20,524            $24,594
-------------------------------------------------------------------------------------------------

NOTE E: LEASES

     The Company leases store locations, warehouses, corporate facilities, call centers and certain equipment under operating and capital leases for original terms ranging generally from 3 to 23 years. Certain leases contain renewal options for periods up to 20 years. Stores leases typically provide for minimum rental payments and additional rent based upon a percentage of store sales if a specified store sales target is exceeded. Such contingent rental expense is accrued each reporting period if achievement of a store sales target is considered probable.

     The Company has an operating lease for a 1,037,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term covering 22.5 years, expiring January 2022, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company with operations separate from the leasing of this distribution facility to the Company. The lessor financed the construction of the distribution facility and expansion through the sale of $39,200,000 Taxable Industrial Development Revenue Bonds, Series 1998 and 1999, issued by the Mississippi Business Finance Corporation. The Bonds are secured by the distribution facility. As of February 3, 2002, approximately $34,511,000 was outstanding on the bonds. The Company is required to make annual rental payments of approximately $3,763,000, plus applicable taxes, insurance and maintenance expenses.

     The Company has an operating lease for an additional 1,115,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term covering 22.5 years, expiring January 2023, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company which has residual equity at risk of greater than 3%. The lessor financed the construction of the distribution facility through the sale of $42,500,000 Taxable Industrial Development Revenue Bonds, Series 1999, issued by the Mississippi Business Finance Corporation. The Bonds are secured by the distribution facility. As of February 3, 2002, approximately $37,346,000 was outstanding on the bonds. The Company is required to make annual rental payments of approximately $4,180,000, plus applicable taxes, insurance and maintenance expenses.

     Total rental expense for all operating leases (including the related party leases described in Note F) was as follows:

                                                                 Fiscal Year Ended
                                                  -----------------------------------------------
Dollars in thousands                              Feb. 3, 2002     Jan. 28, 2001    Jan. 30, 2000
-------------------------------------------------------------------------------------------------
Minimum rent expense                                   $ 84,828          $75,489          $60,325
Contingent rent expense                                  18,310           15,253           10,046
-------------------------------------------------------------------------------------------------
Less: Sublease rental income                             (2,172)          (1,813)              --
-------------------------------------------------------------------------------------------------
Total rent expense                                     $100,966          $88,929          $70,371
-------------------------------------------------------------------------------------------------

     The aggregate minimum annual rental payments under noncancelable operating leases in effect at February 3, 2002 were as follows:

                                                              Minimum Lease
Dollars in thousands                                           Commitments
---------------------------------------------------------------------------
Fiscal 2002                                                       $ 111,360
Fiscal 2003                                                         106,850
Fiscal 2004                                                         102,720
Fiscal 2005                                                          97,231
Fiscal 2006                                                          92,518
Thereafter                                                          549,354
---------------------------------------------------------------------------
Total                                                            $1,060,033
---------------------------------------------------------------------------

NOTE F: RELATED PARTY LEASE TRANSACTIONS

     The Company has an operating lease for a distribution facility in Memphis, Tennessee with a term expiring August 2004. The lessor is a general partnership ("Partnership 1") comprised of W. Howard Lester, Chairman of the Board of Directors and a significant shareholder of the Company and James A. McMahan, a Director and significant shareholder of the Company. Partnership 1 does not have operations separate from leasing of this distribution facility to the Company and does not have lease agreements with any unrelated third parties.

     Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of industrial development bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 Industrial Development Bonds are secured by the distribution facility and the individual partners guaranteed the bond repayments. As of February 3, 2002, $3,633,000 was outstanding under the Partnership 1 Industrial Development Bonds.

     The operating lease for this distribution facility requires the Company to pay annual rent of $618,000 plus interest on the bonds calculated at a variable rate determined monthly (2.75% at February 3, 2002), applicable taxes, insurance and maintenance expenses. After August 2004, the Company is obligated to renew the operating lease until these bonds are fully repaid.

     The Company has an operating lease for another distribution facility in Memphis, Tennessee with a term of 15 years expiring August 2006, with three optional five-year renewal periods. The lessor is a general partnership ("Partnership 2") comprised of W. Howard Lester, James A. McMahan and two unrelated parties. Partnership 2 does not have operations separate from leasing this distribution facility to the Company and does not have lease agreements with any unrelated third parties.

     Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of industrial development bonds in 1990 and 1994. Quarterly principal and interest payments are required through maturity in August 2015. The Partnership 2 Industrial Development Bonds are secured by the distribution facility and require maintenance of certain financial covenants by the Company. As of February 3, 2002, $16,809,000 was outstanding under the Partnership 2 Industrial Development Bonds.

     The operating lease for this distribution facility requires the Company to pay annual rent of approximately $2,700,000, applicable taxes, insurance and maintenance expenses. The Company is obligated to renew this operating lease until these bonds are fully repaid.

     On March 4, 2002, the Company's Board of Directors authorized management to obtain information, conduct negotiations, and enter into appropriate agreements with the intent to pursue potential acquisitions of the distribution facilities currently leased from Partnerships 1 and 2 prior to the end of fiscal 2002. Any such acquisitions will be subject to the approval of the Board of Directors. There can be no assurance that any such acquisitions will be completed on acceptable terms to the Company or at all.

NOTE G: EARNINGS PER SHARE

     The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands,                        Net          Weighted       Per-Share
except per share amounts                               Earnings    Average Shares     Amount
----------------------------------------------------------------------------------------------
2001
  Basic                                                $75,096             56,247        $1.34
     Effect of dilutive stock options                       --              1,473
  Diluted                                              $75,096             57,720        $1.30
----------------------------------------------------------------------------------------------
2000
  Basic                                                $56,782             55,900        $1.02
     Effect of dilutive stock options                       --              1,560
  Diluted                                              $56,782             57,460        $ .99
----------------------------------------------------------------------------------------------
1999
  Basic                                                $68,100             55,817        $1.22
     Effect of dilutive stock options                       --              2,795
  Diluted                                              $68,100             58,612        $1.16
----------------------------------------------------------------------------------------------

     Options with an exercise price greater than the average market price of common shares for the period were 63,000 in fiscal 2001, 1,295,000 in fiscal 2000 and 170,000 in fiscal 1999 and were not included in the computation of diluted earnings per share.

NOTE H: STOCK-BASED COMPENSATION

     In February 2001, the Company entered into an employment agreement (the "Agreement"), effective April 2, 2001, with Dale Hilpert to serve as the Chief Executive Officer and as a director. Under the Agreement, the Company agreed to issue Mr. Hilpert 250,000 restricted shares of the Company's common stock. Such restricted shares will vest on March 31, 2004 based upon Mr. Hilpert's continued employment through such date. Accordingly, total compensation expense (based upon the fair market value of $30.90 on the issue date) of $7,725,000 will be recognized ratably through March 31, 2004. In fiscal 2001, the Company recognized approximately $2,320,000 of compensation expense related to these restricted shares with a remaining $5,405,000 of deferred compensation included in shareholders' equity.

     The Company has entered into other employment agreements during fiscal 2001. The Company has recognized approximately $927,000 of stock-based compensation expense related to these other employment agreements in fiscal 2001. At February 3, 2002, deferred compensation related to these agreements was $2,136,000.

NOTE I: STOCK OPTIONS

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

     The Company's 2001 Stock Option Plan (the 2001 Plan), provides for grants of incentive and non-qualified stock options up to an aggregate of 2,500,000 shares. All incentive stock option grants made under the 2001 Plan have a maximum term of ten years, except those issued to 10% shareholders which have a term of five years. The exercise price of all incentive stock options will be no less than 100% of the fair market value of the stock at the option grant date or will be no less than 110% for a 10% shareholder. Options generally vest over five years.

     The following table reflects the aggregate activity under the Company's stock option plans:

                                                                            Weighted Average
                                                                Shares       Exercise Price
--------------------------------------------------------------------------------------------
Balance at January 31, 1999                                    4,546,982              $13.00
--------------------------------------------------------------------------------------------
  Granted (weighted average fair value of $19.39)              1,836,075               30.63
  Exercised                                                     (772,063)               9.59
  Canceled                                                      (591,350)              16.12
--------------------------------------------------------------------------------------------
Balance at January 30, 2000                                    5,019,644               19.61
--------------------------------------------------------------------------------------------
  Granted (weighted average fair value of $16.13)              3,091,250               23.30
  Exercised                                                     (249,027)              17.38
  Canceled                                                      (753,132)              25.39
--------------------------------------------------------------------------------------------
Balance at January 28, 2001                                    7,108,735               20.81
--------------------------------------------------------------------------------------------
  Granted (weighted average fair value of $19.99)              2,423,465               28.78
  Exercised                                                   (1,190,770)              15.71
  Canceled                                                    (1,458,593)              25.46
--------------------------------------------------------------------------------------------
Balance at February 3, 2002                                    6,882,837               23.13
--------------------------------------------------------------------------------------------
Exercisable, January 30, 2000                                  1,773,015              $11.17
Exercisable, January 28, 2001                                  2,401,264               14.69
Exercisable, February 3, 2002                                  2,267,946               17.48
--------------------------------------------------------------------------------------------

     Options to purchase 2,635,117 shares were available for grant at February 3, 2002.

     The following table summarizes information about stock options outstanding at February 3, 2002:

                                       Options Outstanding                Options Exercisable
                             ---------------------------------------    -----------------------
                                              Weighted      Weighted                   Weighted
                                              Average       Average                    Average
                               Number       Contractual     Exercise      Number       Exercise
Range of exercise prices     Outstanding    Life (Years)     Price      Exercisable     Price
-----------------------------------------------------------------------------------------------
$ 2.56 - $18.94                2,291,630             5.5      $13.76      1,304,449      $10.29
$19.00 - $27.19                1,381,560             8.1       21.82        399,259       20.84
$27.20 - $28.31                1,504,172             8.9       27.51         82,500       28.30
$28.50 - $36.02                1,378,175             7.9       31.18        407,539       30.60
$36.50 - $53.75                  327,300             8.5       40.31         74,199       41.81
-----------------------------------------------------------------------------------------------
$ 2.56 - $53.75                6,882,837             7.4       23.13      2,267,946       17.48
-----------------------------------------------------------------------------------------------

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

     The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. Had compensation cost been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below:

                                                                Fiscal Year Ended
                                                  ----------------------------------------------
Dollars in thousands, except per share amounts    Feb. 3, 2002    Jan. 28, 2001    Jan. 30, 2000
------------------------------------------------------------------------------------------------
Net earnings
  As reported                                          $75,096          $56,782          $68,100
  Pro forma                                             61,873           45,165           59,606
------------------------------------------------------------------------------------------------
Basic earnings per share
  As reported                                             1.34             1.02             1.22
  Pro forma                                               1.10              .81             1.07
------------------------------------------------------------------------------------------------
Diluted earnings per share
  As reported                                             1.30              .99             1.16
  Pro forma                                            $  1.07          $   .78          $  1.03
------------------------------------------------------------------------------------------------

     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                Fiscal Year Ended
                                                  ----------------------------------------------
                                                  Feb. 3, 2002    Jan. 28, 2001    Jan. 30, 2000
------------------------------------------------------------------------------------------------
Dividend yield                                              --               --               --
Volatility                                               66.8%            66.1%            59.6%
Risk-free interest                                        4.9%             6.6%             5.2%
Expected term (years)                                      6.3              6.8              6.7
------------------------------------------------------------------------------------------------

NOTE J: ASSOCIATE STOCK-INCENTIVE PLAN AND OTHER EMPLOYEE BENEFITS

     The Company has a defined contribution retirement plan, the "Williams-Sonoma, Inc. Associate Stock-Incentive Plan" (the Plan), for eligible employees, which is intended to be qualified under Internal Revenue Code Sections 401(a) and 401(k). The Plan permits eligible employees to make salary deferral contributions in accordance with Internal Revenue Code Section 401(k). Each participant may choose to have his/her salary deferral contributions and earnings thereon invested in one or more of a money market reserve fund, a balanced mutual fund, or a fund investing in stock of the Company. All amounts contributed by the Company are invested in common stock of the Company. The Company's matching contribution is 100% of the first 6% of a participant's pay (4% for highly-compensated individuals) which the participant elects to contribute as salary deferral contributions and which the participant elects to have invested in the Company stock fund. The Company's contributions were $3,893,000 in fiscal 2001, $3,392,000 in fiscal 2000 and $2,822,000 in fiscal
1999.

     The Company has a nonqualified executive deferred compensation plan which provides supplemental retirement income benefits for a select group of management and other certain highly compensated employees of the Company. This plan permits eligible employees to make salary and bonus deferrals which are 100% vested. This is an unsecured obligation of the Company to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. At February 3, 2002, $4,682,000 is included in other long-term obligations. The Company has purchased life insurance policies on these participants. The cash surrender value of these policies is $3,898,000 at February 3, 2002 and is included in other assets.

NOTE K: COMMITMENTS AND CONTINGENCIES

     The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

NOTE L: SEGMENT REPORTING

     Williams-Sonoma, Inc. has two reportable segments -- retail and direct-to-customer. The retail segment sells products for the home through its four retail concepts -- Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything. The four retail concepts are operating segments which have been aggregated into one reportable segment, retail. The direct-to-customer segment sells similar products through its six direct-mail catalogs -- Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything and Chambers -- and four e-commerce websites.

     These reportable segments are strategic business units that offer similar home-centered products. They are managed separately because the business units utilize two distinct distribution and marketing strategies. Management's expectation is that the overall economics of each of the Company's major concepts within each reportable segment will be similar over time.

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

SEGMENT INFORMATION

                                                         Direct-to-
Dollars in thousands                         Retail       Customer     Unallocated      Total
------------------------------------------------------------------------------------------------
2001
  Net revenues                             $1,236,811      $849,851      $      --    $2,086,662
  Depreciation and amortization expense        50,859        19,217         11,518        81,594
  Earnings (loss) before income taxes         157,124        83,742       (118,760)      122,106

  Assets                                      606,926       154,083        233,894       994,903
  Capital expenditures                        115,647        24,421         15,919       155,987
------------------------------------------------------------------------------------------------
2000
  Net revenues                              1,045,597       783,886             --     1,829,483
  Depreciation and amortization expense        39,156        13,868          9,378        62,402
  Earnings (loss) before income taxes         117,609        69,207        (94,487)       92,329

  Assets                                      551,193       178,109        162,626       891,928
  Capital expenditures                        112,110        25,425         97,314       234,849
------------------------------------------------------------------------------------------------
1999
  Net revenues                                874,890       585,110             --     1,460,000
  Depreciation and amortization expense        30,951         7,719          6,541        45,211
  Earnings (loss) before income taxes         114,526        70,218        (74,023)      110,721

  Assets                                      432,467       159,570        146,905       738,942
  Capital expenditures                         89,994        17,770         19,945       127,709
------------------------------------------------------------------------------------------------

NOTE M: SUBSEQUENT EVENT -- STOCK SPLIT

     On April 15, 2002, the Company's Board of Directors declared a two-for-one stock split to be effected by issuing one additional share of common stock for each share of the Company's common stock outstanding. The distribution will be made on May 9, 2002 to shareholders of record on April 29, 2002. Pro forma earnings per-share on a post stock split basis are presented in the accompanying consolidated statements of earnings.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and the Shareholders of Williams-Sonoma, Inc.:

     We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the Company) as of February 3, 2002 and January 28, 2001, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 3, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of February 3, 2002 and January 28, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
March 22, 2002 (April 15, 2002 as to Note M)

                        QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

Dollars in thousands, except per share
  amounts
----------------------------------------------------------------------------------------------------
                                              First     Second      Third       Fourth(1)       Full
Fiscal 2001(1)                              Quarter    Quarter    Quarter      Quarter          Year
----------------------------------------------------------------------------------------------------
Net revenues                               $417,572   $428,994   $462,096   $  778,000    $2,086,662
Gross margin                                146,966    146,171    165,972      334,880       793,989
Earnings before income taxes                    800      2,198      6,265      112,843       122,106
Net earnings                                    492      1,352      3,853       69,399        75,096
Basic earnings per share(2)                $    .01   $    .02   $    .07   $     1.22    $     1.34(2)
Diluted earnings per share(2)              $    .01   $    .02   $    .07   $     1.18    $     1.30(2)
----------------------------------------------------------------------------------------------------
Pro forma earnings per share -- post
  stock split basis(3)
  Basic earnings per share                 $    .00   $    .01   $    .03   $      .61    $      .67
  Diluted earnings per share               $    .00   $    .01   $    .03   $      .59    $      .65
----------------------------------------------------------------------------------------------------

                                              First     Second      Third       Fourth(1)       Full
Fiscal 2000(1)                              Quarter    Quarter    Quarter      Quarter          Year
----------------------------------------------------------------------------------------------------
Net revenues                               $365,259   $366,484   $424,572   $  673,168    $1,829,483
Gross margin                                133,380    131,252    158,223      270,773       693,628
Earnings before income taxes                  7,866      8,233      3,804       72,426        92,329
Net earnings                                  4,838      5,063      2,340       44,541        56,782
Basic earnings per share(2)                $    .09   $    .09   $    .04   $      .80    $     1.02(2)
Diluted earnings per share(2)              $    .08   $    .09   $    .04   $      .79    $      .99(2)
----------------------------------------------------------------------------------------------------
Pro forma earnings per share -- post
  stock split basis(3)
  Basic earnings per share                 $    .04   $    .05   $    .02   $      .40    $      .51
  Diluted earnings per share               $    .04   $    .04   $    .02   $      .39    $      .49
----------------------------------------------------------------------------------------------------

(1)Fiscal 2001 is a 53-week year versus a 52-week year in fiscal 2000. In fiscal 2001, the fourth quarter includes 14 weeks versus 13 weeks in the fourth quarter of fiscal 2000.

(2)Per SFAS 128, the sum of the quarterly net earnings per share amounts will not necessarily equal the annual net earnings per share as each quarter is calculated independently.

(3)Earnings per share restated to reflect the 2-for-1 stock split declared in April 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is incorporated by reference herein to the Company's definitive Proxy Statement, which was filed with the Securities and Exchange Commission on April 29, 2002.

     Information with respect to the Executive Officers of the Registrant, as of April 2, 2002 is set forth below:

Name                     Position with the Company
-------------------------------------------------------------------------------------
Dale W. Hilpert          Chief Executive Officer
W. Howard Lester         Chairman of the Company
Charles E. Williams      Founder of the Company and Vice Chairman
Laura J. Alber           President, Pottery Barn Brands
James E. Boike           Executive Vice President and Chief Operating Officer
John S. Bronson          Senior Vice President, Human Resources
James A. Brownell        Senior Vice President, Chief Information Officer
Patrick J. Connolly      Executive Vice President and Chief Marketing Officer
Patrick Cowell           President, Williams-Sonoma Brand
Donna H. Isralsky        Senior Vice President, Product Supply Chain and
                         International Operations
Ronald M. Loeb           Senior Vice President, General Counsel
Sharon L. McCollam       Senior Vice President, Chief Financial Officer

     Dale W. Hilpert, age 59, has served as Chief Executive Officer since April 2001. Mr. Hilpert previously served as Chairman and Chief Executive Officer of Venator Group from 2000 to 2001, as President and Chief Executive Officer of Venator Group from 1999 to 2000 and as President and Chief Operating Officer of Venator Group from 1995 to 1999. He also served as Chairman and Chief Executive Officer of Payless Shoe Source Division of The May Department Stores Company from 1985 to 1995.

     W. Howard Lester, age 66, has served as Chairman since 1986. Mr. Lester previously served as Chief Executive Officer from 1979 to April 2001 and is a member of the Nominations and Corporate Governance Committee. He also serves as a director of Harold's Department Stores, Inc.

     Charles E. Williams, age 86, is the founder and has served as Vice Chairman since 1986.

     Laura J. Alber, age 33, has served as President, Pottery Barn Brands since February 2002. Ms. Alber previously served as Executive Vice President, Pottery Barn Brand from 2000 to 2002, as Senior Vice President, Pottery Barn Catalog and Pottery Barn Kids Retail from 1999 to 2000, as Divisional Vice President, Pottery Barn Catalog from 1997 to 1999 and as Director, Pottery Barn Catalog from 1996 to 1997.

     James E. Boike, age 55, has served as Executive Vice President and Chief Operating Officer since 2001. Mr. Boike previously served as Executive Vice President, Premium Brands from 2000 to 2001, as Executive Vice President, Stores and Operations from 1997 to 2000, as Senior Vice President, Stores from 1995 to 1997, as Vice President, Stores from 1994 to 1995 and as Vice President, Merchandise Operations from 1993 to 1994.

     John S. Bronson, age 54, has served as Senior Vice President, Human Resources since 1999. Mr. Bronson previously worked at Pepsi Cola Worldwide from 1979 to 1999 and served as Executive Vice President of Human Resources of Pepsi Cola Worldwide from 1997 to 1999.

     James A. Brownell, age 44, has served as Senior Vice President, Chief Information Officer since 2001. Mr. Brownell previously served as Vice President of Information Technology of Toys R Us.com in 2000. He also served as Vice President of Distribution Systems and Supply Chain of The Gap, Inc. from 1979 to 2000.

     Patrick J. Connolly, age 55, has served as Executive Vice President and Chief Marketing Officer since 2000. Mr. Connolly previously served as Executive Vice President, General Manager, Catalog from 1995 to

2000, as Senior Vice President, Mail Order from 1991 to 1995 and as Vice President, Mail Order from 1979 to 1990.

     Patrick Cowell, age 52, has served as President, Williams-Sonoma Brand since March 2002. Mr. Cowell serves as President of Cowell Development from 1999 to present. He previously served as President and Chief Executive Officer of Airport Group International from 1996 to 1999 and as President, Americas and Caribbean, Sun International Hotels and Resorts from 1994 to 1996. He also worked at Hyatt Hotels Corporation from 1972 to 1994 and served as Divisional Vice President of the Western Division for Hyatt Hotels Corporation from 1993 to 1994.

     Donna H. Isralsky, age 46, has served as Senior Vice President, Product Supply Chain and International Operations since 1999. Ms. Isralsky previously served as Vice President, Product Supply Chain from 1996 to 1999. She also served as Vice President, Operations, Production and Sourcing of Reebok International Ltd. from 1994 to 1996.

     Ronald M. Loeb, age 69, has served as Senior Vice President, General Counsel since 1999. Mr. Loeb previously served as Senior Partner of Irell & Manella from 1972 to 1997.

     Sharon L. McCollam, age 39, has served as Senior Vice President, Chief Financial Officer since 2000. Ms. McCollam previously served as Vice President of Finance in 2000. She also served as Chief Financial Officer of Dole Fresh Vegetables, Inc. from 1996 to 2000.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item is incorporated by reference herein to the Company's definitive Proxy Statement, which was filed with the Securities and Exchange Commission on April 29, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is incorporated by reference herein to the Company's definitive Proxy Statement, which was filed with the Securities and Exchange Commission on April 29, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated by reference herein to the Company's definitive Proxy Statement, which was filed with the Securities and Exchange Commission on April 29, 2002.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 8:

     Consolidated Statements of Earnings for the fiscal years ended February 3, 2002, January 28, 2001 and January 30, 2000

     Consolidated Balance Sheets as of February 3, 2002 and January 28, 2001

     Consolidated Statements of Shareholders' Equity for the fiscal years ended February 3, 2002, January 28, 2001 and January 30, 2000

     Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2002, January 28, 2001 and January 30, 2000

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

     Quarterly Financial Information

     (a)(2) Financial Statement Schedules

          Schedules have been omitted because they are not required or are not applicable.

     (b) Reports on Form 8-K: No Form 8-K filings were made during the last quarter of the fiscal year ended February 3, 2002.

     (c) Exhibits: See Exhibit Index on pages 44 through 50.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WILLIAMS-SONOMA, INC.

     Date: April 29, 2002                 By /s/ DALE W. HILPERT
                                            ------------------------------------
                                            Chief Executive Officer
                                            Director

     Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date: April 29, 2002    /s/ DALE W. HILPERT
                            ------------------------------------------------------------
                            Dale W. Hilpert
                            Chief Executive Officer
                            Director (principal executive officer)

    Date: April 29, 2002    /s/ W. HOWARD LESTER
                            ------------------------------------------------------------
                            W. Howard Lester
                            Chairman of the Board and Director

    Date: April 29, 2002    /s/ SHARON L. MCCOLLAM
                            ------------------------------------------------------------
                            Sharon L. McCollam
                            Senior Vice President
                            Chief Financial Officer (principal financial officer and
                            principal accounting officer)

    Date: April 29, 2002    /s/ CHARLES E. WILLIAMS
                            ------------------------------------------------------------
                            Charles E. Williams
                            Founder, Vice-Chairman and Director

    Date: April 29, 2002    /s/ PATRICK J. CONNOLLY
                            ------------------------------------------------------------
                            Patrick J. Connolly
                            Executive Vice President
                            Chief Marketing Officer
                            Assistant Secretary and Director

    Date: April 29, 2002    /s/ ADRIAN D.P. BELLAMY
                            ------------------------------------------------------------
                            Adrian D.P. Bellamy
                            Director

    Date: April 29, 2002    /s/ MICHAEL R. LYNCH
                            ------------------------------------------------------------
                            Michael R. Lynch
                            Director

    Date: April 29, 2002    /s/ JAMES A. MCMAHAN
                            ------------------------------------------------------------
                            James A. McMahan
                            Director

    Date: April 29, 2002    /s/ JOHN E. MARTIN
                            ------------------------------------------------------------
                            John E. Martin
                            Director

    Date: April 29, 2002    /s/ EDWARD A. MUELLER
                            ------------------------------------------------------------
                            Edward A. Mueller
                            Director

    Date: April 29, 2002    /s/ HEATHER M. REISMAN
                            ------------------------------------------------------------
                            Heather M. Reisman
                            Director

    Date: April 29, 2002    /s/ RICHARD T. ROBERTSON
                            ------------------------------------------------------------
                            Richard T. Robertson
                            Director

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                                    FOR THE
                       FISCAL YEAR ENDED FEBRUARY 3, 2002

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
----------------------------------------------------------------------
  3.1     Restated Articles of Incorporation (incorporated by
          reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 12, 1995, File No.
          000-12704)
  3.2     Certificate of Amendment of Restated Articles of
          Incorporation (incorporated by reference to Exhibit 3.1A to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May
          1, 2000, File No. 001-14077)
  3.3     Restated Bylaws and Amendment Number One to the Restated
          Bylaws of Registrant (incorporated by reference to Exhibit
          3.3 to the Company's Annual Report on Form 10-K for the
          fiscal year ended January 28, 2001 as filed with the
          Commission on April 26, 2001, File No. 001-14077)
  4.1     Note Agreement, dated August 1, 1995, for $40,000,000 7.2%
          Senior Notes (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on
          September 12, 1995, File No. 000-12704)
 10.1     1976 Stock Option Plan and Form of Agreement as amended
          (incorporated by reference to Exhibit 10.20 to the Company's
          Annual Report on Form 10-K for the fiscal year ended January
          31, 1993 as filed with the Commission on May 3, 1993, File
          No. 000-12704)
 10.2     Williams-Sonoma, Inc. 1983 Incentive Stock Option Plan and
          Form of Agreement (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 as filed with the Commission on May 25, 1983, File No. 2-83992)
 10.3     1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on
          Form S-8 as filed with the Commission on March 7, 1984, File
          No. 2-89801)
 10.4     1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on
          Form S-8 as filed with the Commission on May 3, 1989, File
          No. 33-65656)
 10.5     1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on
          Form S-8 as filed with the Commission on May 24, 1989, File
          No. 33-28490)
 10.6     Warehouse -- Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan
          Partnership as lessor (incorporated by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the
          period ended September 30, 1983 as filed with the Commission on October 14, 1983, File No. 000-12704)
 10.7     First Amendment, dated December 1, 1985, to the
          Warehouse -- Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan
          Partnership as lessor (incorporated by reference to Exhibit
          10.48 to the Company's Annual Report on Form 10-K for the
          fiscal year ended February 2, 1986 as filed with the
          Commission on May 2, 1986, File No. 000-12704)
 10.8     Lease for the Company's Corporate Offices at 100 North Point
          Street, San Francisco, California dated January 13, 1986,
          between the Company as lessee and Northpoint Investors as
          lessor (incorporated by reference to Exhibit 10.49 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended February 2, 1986 as filed with the Commission on May
          2, 1986, File No. 000-12704)
 10.9     Williams-Sonoma, Inc. Employee Profit Sharing and Stock
          Incentive Plan Trust Agreement, dated September 20, 1989
          (incorporated by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-8 as filed with the
          Commission on February 22, 1990, File No. 33-33693)
 10.10    Sublease for the Distribution Facility at 4600 and 4650
          Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company
          (incorporated by reference to Exhibit 10 to the Company's
          Quarterly Report on Form 10-Q for the period ended October
          28, 1990 as filed with the Commission on December 12, 1990,
          File No. 000-12704)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
----------------------------------------------------------------------
 10.11    First Amendment, dated December 22, 1993, to Sublease for
          the Distribution Facility at 4600 and 4650 Sonoma Cove,
          Memphis, Tennessee between the Company and Hewson-Memphis
          Partners, dated as of August 1, 1990 (incorporated by
          reference to Exhibit 10.7 to the Company's Annual Report on
          Form 10-K for the fiscal year ended January 28, 2001 as
          filed with the Commission on April 26, 2001, File No.
          001-14077)
 10.12    Second Amendment, dated December 1, 1993, to the
          Warehouse -- Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan
          Partnership as lessor (incorporated by reference to Exhibit
          10.27 to the Company's Annual Report on Form 10-K for the
          fiscal year ended January 30, 1994 as filed with the
          Commission on April 29, 1994, File No. 000-12704)
 10.13    Purchase and Sale Agreement between the Company and
          Bancroft-Whitney, a division of Thomson Legal Publishing,
          Inc., dated December 14, 1993 (incorporated by reference to
          Exhibit 10.29 to the Company's Annual Report on Form 10-K
          for the fiscal year ended January 30, 1994 as filed with the
          Commission on April 29, 1994, File No. 000-12704)
 10.14    Indemnity Agreement by the Company in favor of Bank of
          America, National Trust and Savings Association, dated as of
          December 1, 1993 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on
          April 29, 1994, File No. 000-12704)
 10.15    Second Amendment, dated September 1, 1994, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove,
          Memphis, Tennessee, dated as of August 1, 1990 between the
          Company and Hewson-Memphis Partners (incorporated by
          reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994, File No.
          000-12704)
 10.16    Williams-Sonoma Executive Deferral Plan and Deferred
          Compensation Plan (incorporated by reference to Exhibit 4.1 and 4.1 of the Company's Registration Statement on Form S-8
          as filed with the Commission on June 30, 1995, File No.
          33-60787)
 10.17    Guaranty Agreement, dated August 1, 1995, for $40,000,000
          Senior Notes (incorporated by reference to Exhibit 10.9A to the Company's Quarterly Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on
          September 12, 1995, File No. 000-12704)
 10.18    Intercreditor Agreement, dated August 1, 1995, for
          $40,000,000 Senior Notes (incorporated by reference to
          Exhibit 10.9B to the Company's Quarterly Report on Form 10-Q
          for the period ended July 30, 1995 as filed with the
          Commission on September 12, 1995, File No. 000-12704)
 10.19    Third Amendment, dated October 24, 1995, to Sublease for the
          Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis,
          Tennessee, dated as of August 1, 1990 between the Company
          and Hewson-Memphis Partners (incorporated by reference to
          Exhibit 10.2E to the Company's Quarterly Report on Form 10-Q
          for the period ended October 29, 1995 as filed with the
          Commission on December 12, 1995, File No. 000-12704)
 10.20    First Amendment, dated January 5, 1996, to the lease for the
          Company's Corporate Offices at 100 North Point Street, San
          Francisco, California, dated January 13, 1986, between the
          Company as lessee and Northpoint Investors as lessor
          (incorporated by reference to Exhibit 10.3A to the Company's
          Annual Report on Form 10-K for the fiscal year ended January
          28, 1996 as filed with the Commission on April 26, 1996,
          File No. 000-12704)
 10.21    Fourth Amendment, dated February 1, 1996, to Sublease for
          the Distribution Facility at 4600 and 4650 Sonoma Cove,
          Memphis, Tennessee, dated as of August 1, 1990 between the
          Company and Hewson-Memphis Partners (incorporated by
          reference to Exhibit 10.16 to the Company's Annual Report on
          Form 10-K for the fiscal year ended January 28, 2001 as
          filed with the Commission on April 26, 2001, File No.
          001-14077)
 10.22    Letter of Credit Agreement, dated June 1, 1997, between the
          Company and Bank of America, National Trust and Savings
          Association (incorporated by reference to Exhibit 10.3 to
          the Company's Quarterly Report on Form 10-Q for the period ended May 4, 1997 as filed with the Commission on June 17,
          1997, File No. 000-12704)
 10.23    Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option
          Plan (incorporated by reference to Exhibit 4 of the
          Company's Registration Statement on Form S-8 as filed with the Commission on July 10, 1998, File No. 333-58833)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
----------------------------------------------------------------------
 10.24    Office lease between TJM Properties, L.L.C. and
          Williams-Sonoma, Inc., dated February 13, 1998 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998 as filed with the Commission on April 22, 1998, File No.
          000-12704)
 10.25    Second Amendment, dated May 29, 1998, to Letter of Credit
          Agreement between the Company and Bank of America National
          Trust and Savings Association, dated June 1, 1997
          (incorporated by reference to Exhibit 10.3 to the Company's
          Quarterly Report on Form 10-Q for the period ended August 2,
          1998 as filed with the Commission on September 14, 1998,
          File No. 001-14077)
 10.26    Third Amendment, dated June 30, 1998, to Letter of Credit
          Agreement between the Company and Bank of America National
          Trust and Savings Association, dated June 1, 1997
          (incorporated by reference to Exhibit 10.5 to the Company's
          Quarterly Report on Form 10-Q for the period ended August 2,
          1998 as filed with the Commission on September 14, 1998,
          File No. 001-14077)
 10.27    Memorandum of Understanding between the Company and the
          State of Mississippi, Mississippi Business Finance
          Corporation, Desoto County, Mississippi, the City of Olive
          Branch, Mississippi and Hewson Properties, Inc., dated
          August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the
          period ended August 2, 1998 as filed with the Commission on
          September 14, 1998, File No. 001-14077)
 10.28    Olive Branch Distribution Facility Lease, dated December 1,
          1998, between the Company as lessee and Hewson/Desoto Phase
          I, L.L.C. as lessor (incorporated by reference to Exhibit
          10.3D to the Company's Annual Report on Form 10-K for the
          fiscal year ended January 31, 1999 as filed with the
          Commission on April 30, 1999, File No. 001-14077)
 10.29    Second Amendment and Restatement of the Williams-Sonoma,
          Inc. Executive Deferral Plan, dated November 23, 1998
          (incorporated by reference to Exhibit 10.11 to the Company's
          Annual Report on Form 10-K for the fiscal year ended January
          31, 1999 as filed with the Commission on April 30, 1999,
          File No. 001-14077)
 10.30    Williams-Sonoma, Inc. Employee Profit Sharing and Stock
          Incentive Plan effective as of February 1, 1989
          (incorporated by reference to Exhibit 4 to the Company's
          Form S-8 as filed with the Commission on July 2, 1999, File
          No. 333-82205)
 10.31    Amendment Number One, dated April 27, 1990, to the
          Williams-Sonoma, Inc. Employee Profit Sharing and Stock
          Incentive Plan, effective as of February 1, 1989
          (incorporated by reference to Exhibit 4 to the Company's
          Form S-8 as filed with the Commission on July 2, 1999, File
          No. 333-82205)
 10.32    Amendment Number Two, dated December 12, 1990, to the
          Williams-Sonoma, Inc. Employee Profit Sharing and Stock
          Incentive Plan, effective as of February 1, 1989
          (incorporated by reference to Exhibit 4 to the Company's
          Form S-8 as filed with the Commission on July 2, 1999, File
          No. 333-82205)
 10.33    Amendment Number Three, dated March 10, 1992, to the
          Williams-Sonoma, Inc. Employee Profit Sharing and Stock
          Incentive Plan, effective as of February 1, 1989
          (incorporated by reference to Exhibit 4 to the Company's
          Form S-8 as filed with the Commission on July 2, 1999, File
          No. 333-82205)
 10.34    Amendment Number Four, dated June 9, 1993, to the
          Williams-Sonoma, Inc. Employee Profit Sharing and Stock
          Incentive Plan, effective as of February 1, 1989
          (incorporated by reference to Exhibit 4 to the Company's
          Form S-8 as filed with the Commission on July 2, 1999, File
          No. 333-82205)
 10.35    Amendment Number Five, dated December 23, 1993, to the
          Williams-Sonoma, Inc. Employee Profit Sharing and Stock
          Incentive Plan, effective as of February 1, 1989
          (incorporated by reference to Exhibit 4 to the Company's
          Form S-8 as filed with the Commission on July 2, 1999, File
          No. 333-82205)
 10.36    Amendment Number Six, dated May 6, 1996, to the
          Williams-Sonoma, Inc. Employee Profit Sharing and Stock
          Incentive Plan, effective as of February 1, 1989
          (incorporated by reference to Exhibit 4 to the Company's
          Form S-8 as filed with the Commission on July 2, 1999, File
          No. 333-82205)
 10.37    Amendment Number Seven, dated May 1, 1996, to the
          Williams-Sonoma, Inc. Employee Profit Sharing and Stock
          Incentive Plan, effective as of February 1, 1989
          (incorporated by reference to Exhibit 4 to the Company's
          Form S-8 as filed with the Commission on July 2, 1999, File
          No. 333-82205)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
----------------------------------------------------------------------
 10.38    Amendment Number Eight, dated September 16, 1997, to the
          Williams-Sonoma, Inc. Associate Stock Incentive Plan,
          effective as of February 1, 1989 (incorporated by reference to Exhibit 4 to the Company's Form S-8 as filed with the
          Commission on July 2, 1999, File No. 333-82205)
 10.39    First Amendment and Restatement of the Williams-Sonoma, Inc.
          Executive Deferral Plan (incorporated by reference to
          Exhibit 4 to the Company's Form S-8 as filed with the
          Commission on November 7, 1997, File No. 333-39811)
 10.40    Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option
          Plan (incorporated by reference to Exhibit 4 to the
          Company's Form S-8 as filed with the Commission on March 19,
          1998, File No. 333-48247)
 10.41    Amendment Number Nine, dated September 30, 1998, to the
          Williams-Sonoma, Inc. Associate Stock Incentive Plan,
          effective as of February 1, 1989 (incorporated by reference to Exhibit 4 to the Company's Form S-8 as filed with the
          Commission on July 2, 1999, File No. 333-82205)
 10.42    Amendment Number Ten, dated December 31, 1998, to the
          Williams-Sonoma, Inc. Associate Stock Incentive Plan,
          effective as of February 1, 1989 (incorporated by reference to Exhibit 4 to the Company's Form S-8 as filed with the
          Commission on July 2, 1999, File No. 333-82205)
 10.43*   Fifth Amendment to Sublease, dated March 1, 1999,
          incorrectly titled Fourth Amendment to Sublease for the
          Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis,
          Tennessee, dated as of August 1, 1990 between the Company
          and Hewson-Memphis Partners
 10.44    Fourth Amendment, dated May 26, 1999, to Letter of Credit
          Agreement between the Company and Bank of America National
          Trust and Savings Association, dated June 1, 1997
          (incorporated by reference to Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q for the period ended August 1,
          1999 as filed with the Commission on September 13, 1999,
          File No. 001-14077)
 10.45    Fifth Amendment, dated September 22, 1999, to Letter of
          Credit Agreement between the Company and Bank of America
          National Trust and Savings Association, dated June 1, 1997
          (incorporated by reference to Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q for the period ended October
          31, 1999 as filed with the Commission on December 13, 1999,
          File No. 001-14077)
 10.46    Sixth Amendment, dated October 29, 1999, to Letter of Credit
          Agreement between the Company and Bank of America National
          Trust and Savings Association, dated June 1, 1997
          (incorporated by reference to Exhibit 10.3 to the Company's
          Quarterly Report on Form 10-Q for the period ended October
          31, 1999 as filed with the Commission on December 13, 1999,
          File No. 001-14077)
 10.47    First Amendment, dated September 1, 1999, to the Olive
          Branch Distribution Facility Lease between the Company as
          lessee and Hewson/Desoto Phase I, L.L.C. as lessor, dated
          December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on
          May 1, 2000, File No. 001-14077)
 10.48    Purchase and Sale Agreement and Escrow Instructions, dated
          December 14, 1999, between the Company and Levi Strauss &
          Co. (incorporated by reference to Exhibit 10.13 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended January 30, 2000 as filed with the Commission on May
          1, 2000, File No. 001-14077)
 10.49    Lease for an additional Company distribution facility
          located in Olive Branch, Mississippi between Williams-Sonoma
          Retail Services, Inc. as lessee and Hewson/Desoto Partners,
          L.L.C. as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on
          Form 10-K for the fiscal year ended January 30, 2000 as
          filed with the Commission on May 1, 2000, File No.
          001-14077)
 10.50    Lease Guarantee by the Company in favor of Hewson/Desoto
          Partners, L.L.C., dated November 15, 1999 (incorporated by reference to Exhibit 10.14A to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No.
          001-14077)
 10.51    Seventh Amendment, dated February 7, 2000, to Letter of
          Credit Agreement between the Company and Bank of America
          National Trust and Savings Association, dated June 1, 1997
          (incorporated by reference to Exhibit 10.10Q to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended January 30, 2000 as filed with the Commission on May
          1, 2000, File No. 001-14077)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
----------------------------------------------------------------------
 10.52    Eighth Amendment, dated May 26, 2000, to Letter of Credit
          Agreement between the Company and Bank of America National
          Trust and Savings Association, dated June 1, 1997
          (incorporated by reference to Exhibit 10.10X to the
          Company's Quarterly Report on Form 10-Q for the period ended
          April 30, 2000 as filed with the Commission on June 14,
          2000, File No. 001-14077)
 10.53    Guarantor Acknowledgment and Consent to the Eighth Amendment
          to the Letter of Credit Agreement by Williams-Sonoma Stores,
          Inc., Hold Everything, Inc., Chambers Catalog Company, Inc.,
          Pottery Barn, Inc., Williams-Sonoma Stores, LLC, Pottery
          Barn Kids, Inc., Williams-Sonoma Direct, Inc. and
          Williams-Sonoma Retail Services Inc., dated May 26, 2000
          (incorporated by reference to Exhibit 10.10Y to the
          Company's Quarterly Report on Form 10-Q for the period ended
          April 30, 2000 as filed with the Commission on June 14,
          2000, File No. 001-14077)
 10.54    Amended and Restated Credit Agreement, dated August 23,
          2000, between the Company and Bank of America, National
          Association (incorporated by reference to Exhibit 10.1 to
          the Company's Quarterly Report on Form 10-Q for the period ended July 30, 2000 as filed with the Commission on
          September 12, 2000, File No. 001-14077)
 10.55    Guaranty Agreement, dated August 23, 2000, for the Amended and Restated Credit Agreement, dated August 23, 2000, by the
          Company, Williams-Sonoma Stores, Inc., Williams-Sonoma
          Stores, LLC, Hold Everything, Inc., Pottery Barn, Inc.,
          Pottery Barn Kids, Inc., Chambers Catalog Company, Inc.,
          Williams-Sonoma Retail Services, Inc. and Williams-Sonoma
          Direct, Inc. as guarantor and Bank of America, National
          Association as administrative agent for the lenders
          (incorporated by reference to Exhibit 10.47 to the Company's
          Annual Report on Form 10-K for the fiscal year ended January
          28, 2001 as filed with the Commission on April 26, 2001,
          File No. 001-14077)
 10.56    Agreement re: Intercreditor Agreement, dated August 23,
          2000, for the Amended and Restated Credit Agreement dated
          August 23, 2000 (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on
          April 26, 2001, File No. 001-14077)
 10.57    Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan
          (incorporated by reference to Exhibit 4 to the Company's
          Registration Statement on Form S-8 as filed with the
          Commission on October 27, 2000, File No. 333-48750)
 10.58    Williams-Sonoma, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company's Registration
          Statement on Form S-8 as filed with the Commission on March
          30, 2001, File No. 333-58026)
 10.59    Ninth Amendment, dated July 31, 2000, to Letter of Credit
          Agreement between the Company and Bank of America, N.A.,
          dated June 1, 1997 (incorporated by reference to Exhibit
          10.51 to the Company's Annual Report on Form 10-K for the
          fiscal year ended January 28, 2001 as filed with the
          Commission on April 26, 2001, File No. 001-14077)
 10.60    Tenth Amendment, dated August 17, 2000, to Letter of Credit
          Agreement between the Company and Bank of America, N.A.,
          dated June 1, 1997 (incorporated by reference to Exhibit
          10.52 to the Company's Annual Report on Form 10-K for the
          fiscal year ended January 28, 2001 as filed with the
          Commission on April 26, 2001, File No. 001-14077)
 10.61    Eleventh Amendment, dated October 31, 2000, to Letter of
          Credit Agreement between the Company and Bank of America,
          N.A., dated June 1, 1997 (incorporated by reference to
          Exhibit 10.53 to the Company's Annual Report on Form 10-K
          for the fiscal year ended January 28, 2001 as filed with the
          Commission on April 26, 2001, File No. 001-14077)
 10.62    Employment Agreement between the Company and Dale W.
          Hilpert, dated February 5, 2001 (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K
          for the fiscal year ended January 28, 2001 as filed with the
          Commission on April 26, 2001, File No. 001-14077)
 10.63    Sublease for 151 Union Street, San Francisco, California,
          dated May 1, 2000, between Epoch Partners as lessee and the
          Company as lessor (incorporated by reference to Exhibit
          10.55 to the Company's Annual Report on Form 10-K for the
          fiscal year ended January 28, 2001 as filed with the
          Commission on April 26, 2001, File No. 001-14077)
 10.64    Sublease for 151 Union Street, San Francisco, California,
          dated April 1, 2000, between Red Herring Communications,
          Inc. as lessee and the Company as lessor (incorporated by
          reference to Exhibit 10.56 to the Company's Annual Report on
          Form 10-K for the fiscal year ended January 28, 2001 as
          filed with the Commission on April 26, 2001, File No.
          001-14077)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
----------------------------------------------------------------------
 10.65    Net Lease Agreement for 3750 Atherton Road, Rocklin,
          California, dated January 4, 2001, between the Company as
          lessee and Standford Ranch I, LLC as lessor (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on
          Form 10-K for the fiscal year ended January 28, 2001 as
          filed with the Commission on April 26, 2001, File No.
          001-14077)
 10.66    First Amendment to Lease, dated February 1, 2001, to the Net
          Lease Agreement for 3750 Atherton Road, Rocklin, California,
          dated January 4, 2001 between the Company as lessee and
          Standford Ranch I, LLC as lessor (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K
          for the fiscal year ended January 28, 2001 as filed with the
          Commission on April 26, 2001, File No. 001-14077)
 10.67    Commercial Lease for 3025 Market Street, Camp Hill,
          Pennsylvania, dated July 25, 2000, between Williams-Sonoma
          Direct, Inc. as lessee and C.A. Hempt Estate, Inc. as lessor
          (incorporated by reference to Exhibit 10.59 to the Company's
          Annual Report on Form 10-K for the fiscal year ended January
          28, 2001 as filed with the Commission on April 26, 2001,
          File No. 001-14077)
 10.68    Guaranty for Commercial Lease for 3025 Market Street, Camp
          Hill Pennsylvania, dated July 25, 2000, by the Company as
          guarantor and with C.A. Hempt Estate, Inc. as the lessor
          (incorporated by reference to Exhibit 10.60 to the Company's
          Annual Report on Form 10-K for the fiscal year ended January
          28, 2001 as filed with the Commission on April 26, 2001,
          File No. 001-14077)
 10.69    Industrial Lease, dated August 12, 1999, for 2828 18th
          Street, San Francisco, California, between the Company as
          lessee and 1900 Bryant Street Investors, LLC as lessor
          (incorporated by reference to Exhibit 10.61 to the Company's
          Annual Report on Form 10-K for the fiscal year ended January
          28, 2001 as filed with the Commission on April 26, 2001,
          File No. 001-14077)
 10.70    Sublease for 2828 18th Street, San Francisco, California,
          dated April 1, 2000, between the Company as lessor and Red
          Herring Communications, Inc. as lessee (incorporated by
          reference to Exhibit 10.62 to the Company's Annual Report on
          Form 10-K for the fiscal year ended January 28, 2001 as
          filed with the Commission on April 26, 2001, File No.
          001-14077)
 10.71    First Amendment, dated as of October 31, 2000, to Sublease for 2828 18th Street, San Francisco, California, dated April
          1, 2000, between the Company as lessor and Red Herring
          Communications, Inc. as lessee (incorporated by reference to
          Exhibit 10.63 to the Company's Annual Report on Form 10-K
          for the fiscal year ended January 28, 2001 as filed with the
          Commission on April 26, 2001, File No. 001-14077)
 10.72    Reimbursement Agreement, dated July 11, 2001, between the
          Company and Bank of America, National Association
          (incorporated by reference to Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q for the period ended July 29,
          2001 as filed with the Commission on September 10, 2001,
          File No. 001-14077)
 10.73    Second Amendment to Lease and Acknowledgment, dated June 18,
          2001, to the Net Lease Agreement for 3750 Atherton Road,
          Rocklin, California, dated January 4, 2001 between the
          Company as lessee and Standford Ranch I, LLC as lessor
          (incorporated by reference to Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q for the period ended October
          28, 2001 as filed with the Commission on December 6, 2001,
          File No. 001-14077)
 10.74    Third Amendment to Lease, dated August 14, 2001, to the Net
          Lease Agreement for 3750 Atherton Road, Rocklin, California,
          dated January 4, 2001 between the Company as lessee and
          Standford Ranch I, LLC as lessor (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
          10-Q for the period ended October 28, 2001 as filed with the
          Commission on December 6, 2001, File No. 001-14077)
 10.75    First Amendment to Sublease, dated as of October 31, 2000, to Sublease for 151 Union Street, San Francisco, California,
          dated April 1, 2000, between Red Herring Communications,
          Inc. as lessee and the Company as lessor (incorporated by
          reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended October 28, 2001 as filed with the Commission on December 6, 2001, File No. 001-14077)
 10.76    Second Amendment to Sublease and Agreement, dated as of
          October 1, 2001, to Sublease for 151 Union Street, San
          Francisco, California, dated April 1, 2000, between Red
          Herring Communications, Inc. as lessee and the Company as
          lessor (incorporated by reference to Exhibit 10.4 to the
          Company's Quarterly Report on Form 10-Q for the period ended
          October 28, 2001 as filed with the Commission on December 6,
          2001, File No. 001-14077)
 10.77*   Employment Agreement between the Company and Laura Alber,
          dated March 19, 2001
 10.78*   Agreement between the Company and James Boike, dated May 8,
          2001

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
----------------------------------------------------------------------
 10.79*   Restricted Stock Agreement between the Company and Dale W.
          Hilpert, dated August 22, 2001
 10.80*   Employment Agreement between the Company and Patrick Cowell, dated March 4, 2002
 21*      Subsidiaries
 23.1*    Independent Auditors' Consent

* Filed herewith.