Form 10-Q
period 2002-05-05
WILLIAMS SONOMA INC
filed 2002-06-10
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

     Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     As of June 3, 2002, 115,064,610 shares of the Registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MAY 5, 2002

PART I. FINANCIAL INFORMATION

		PAGE

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets May 5, 2002, February 3, 2002 and April 29, 2001

	Condensed Consolidated Statements of Earnings Thirteen weeks ended May 5, 2002 and April 29, 2001

	Condensed Consolidated Statements of Cash Flows Thirteen weeks ended May 5, 2002 and April 29, 2001

	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	16

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 5,	February 3,	April 29,
Dollars and shares in thousands, except per share amounts	2002	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$56,726	$75,374	$5,982
Accounts receivable — net	38,380	32,141	37,656
Merchandise inventories — net	252,475	249,237	287,844
Prepaid catalog expenses	28,253	29,522	18,178
Prepaid expenses	18,872	16,630	11,134
Deferred income taxes	11,554	11,553	8,161
Other assets	3,054	2,782	3,500

Total current assets	409,314	417,239	372,455

Property and equipment — net	572,724	570,120	494,812
Other assets — net	7,571	7,544	7,722

Total assets	$989,609	$994,903	$874,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$92,159	$98,857	$94,580
Accrued expenses	50,881	60,406	40,140
Customer deposits	89,557	80,425	56,805
Income taxes payable	14,524	37,456	—
Current portion of long-term debt	7,376	7,206	5,897
Line of credit	—	—	83,250
Other liabilities	11,119	12,829	11,981

Total current liabilities	265,616	297,179	292,653

Deferred lease incentives	131,510	127,094	112,494
Long-term debt	25,065	24,625	23,174
Deferred income tax liabilities	8,776	8,792	12,231
Other long-term obligations	5,075	4,682	4,372

Total liabilities	436,042	462,372	444,924

Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, $.01 par value, authorized: 253,125 shares; issued: 116,877, 116,468 and 113,821 shares; outstanding: 114,895, 114,486 and 111,839 shares	1,168	1,164	1,138
Additional paid-in capital	174,629	169,991	134,298
Retained earnings	407,653	392,300	317,696
Accumulated other comprehensive income (loss)	4	(110)	(15)
Deferred stock-based compensation	(6,614)	(7,541)	221
Treasury stock, at cost 1,982 shares	(23,273)	(23,273)	(23,273)

Total shareholders’ equity	553,567	532,531	430,065

Total liabilities and shareholders’ equity	$989,609	$994,903	$874,989

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended

	May 5,	April 29,
Dollars and shares in thousands, except per share amounts	2002	2001

Net revenues	$478,379	$417,572
Cost of goods sold	296,481	270,606

Gross margin	181,898	146,966

Selling, general and administrative expenses	156,670	144,692
Interest expense — net	264	1,474

Earnings before income taxes	24,964	800

Income taxes	9,611	308

Net earnings	$15,353	$492

Basic earnings per share	$.13	$.00
Diluted earnings per share	$.13	$.00
Shares used in calculation of earnings per share:
Basic	114,600	111,666
Diluted	119,223	114,222

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended

	May 5,	April 29,
Dollars in thousands	2002	2001

Cash flows from operating activities:
Net earnings	$15,353	$492
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	22,155	18,990
Net loss on disposal of assets and provision for store closures	1,312	304
Amortization of deferred lease incentives	(3,622)	(3,023)
Amortization of deferred stock-based compensation	927	221
Other	—	277
Changes in:
Accounts receivable	(6,233)	525
Merchandise inventories	(3,199)	(4,759)
Prepaid catalog expenses	1,269	11,854
Prepaid expenses and other assets	(2,623)	(517)
Accounts payable	(6,778)	(64,667)
Accrued expenses and other liabilities	(652)	(7,787)
Deferred lease incentives	8,155	2,958
Income taxes payable	(22,952)	(24,191)

Net cash provided by (used in) operating activities	3,112	(69,323)

Cash flows from investing activities:
Purchase of property and equipment	(25,998)	(23,317)

Net cash used in investing activities	(25,998)	(23,317)

Cash flows from financing activities:
Borrowings under line of credit	—	227,850
Repayments under line of credit	—	(144,600)
Repayments of long-term obligations	(427)	(6,251)
Proceeds from exercise of stock options	4,642	1,909
Other	—	(16)

Net cash provided by financing activities	4,215	78,892

Effect of exchange rates on cash and cash equivalents	23	—
Net decrease in cash and cash equivalents	(18,648)	(13,748)
Cash and cash equivalents at beginning of period	75,374	19,730

Cash and cash equivalents at end of period	$56,726	$5,982

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen Weeks Ended May 5, 2002 and April 29, 2001
(Unaudited)

NOTE A. FINANCIAL STATEMENTS — BASIS OF PRESENTATION

The condensed consolidated balance sheets as of May 5, 2002 and April 29, 2001 and the condensed consolidated statements of earnings for the thirteen week periods ended May 5, 2002 and April 29, 2001, and of cash flows for the thirteen week periods ended May 5, 2002 and April 29, 2001 have been prepared by Williams-Sonoma, Inc., without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen week periods then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and accounts have been eliminated. The balance sheet at February 3, 2002, presented herein, has been derived from the audited balance sheet of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002.

Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the current period.

The results of operations for the thirteen weeks ended May 5, 2002 are not necessarily indicative of the operating results of the full year.

NOTE B. STOCK SPLIT

On April 15, 2002, the Board of Directors declared a two-for-one stock split of the common stock of Williams-Sonoma, Inc. The stock split was effected by issuing one additional share of common stock for each outstanding share of common stock. The additional shares were distributed on May 9, 2002 to shareholders of record on April 29, 2002. All share and per share amounts have been restated to give effect to this stock split.

NOTE C. ACCOUNTING POLICIES

New Accounting Pronouncements — On February 4, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The effect of adopting SFAS No. 142 had no impact on the Company’s consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 144 as of February 4, 2002. The effect of adopting SFAS No. 144 had no impact on the Company’s consolidated financial position or results of operations.

NOTE D. BORROWING ARRANGEMENTS

The Company’s line of credit facility provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements, restrictions on maximum capital expenditures and a prohibition on payment of cash dividends. Through August 23, 2002, the Company may request that the lenders under the credit facility increase the maximum availability to $250,000,000. The Company may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on the Company’s leverage ratio or, for advances under $10,000,000, IBOR plus a margin based on the Company’s leverage ratio. The agreement expires on August 23, 2003. As of May 5, 2002, the Company had no borrowings outstanding under the line of credit facility.

The Company has a $100,000,000 letter of credit facility which expires on July 11, 2002. As of May 5, 2002, $52,141,000 was outstanding under this letter of credit facility. Such letters of credit represent only a commitment to fund inventory purchases to which the Company had not taken legal title as of May 5, 2002. The Company expects to renew or replace its current letter of credit agreement, on substantially similar terms, in order to meet increased working capital needs associated with the Company’s growth plans. Additionally, as of May 5, 2002, the Company had $373,000 outstanding in standby letters of credit.

NOTE E. COMPREHENSIVE INCOME

Comprehensive income for the thirteen weeks ended May 5, 2002 and April 29, 2001 were as follows:

	Thirteen Weeks Ended

Dollars in thousands	May 5, 2002	April 29, 2001

Net earnings	$15,353	$492
Other comprehensive income (loss) — Foreign currency translation adjustment	114	(15)

Comprehensive income	$15,467	$477

NOTE F. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

	Net	Weighted	Per-Share
Dollars and amounts in thousands, except per share amounts	Earnings	Average Shares	Amount

Thirteen weeks ended May 5, 2002
Basic	$15,353	114,600	$.13
Effect of dilutive stock options	—	4,623
Diluted	$15,353	119,223	$.13
Thirteen weeks ended April 29, 2001
Basic	$492	111,666	$.00
Effect of dilutive stock options	—	2,556
Diluted	$492	114,222	$.00

Options with an exercise price greater than the average market price of common shares were 5,000 and 474,000 for the thirteen weeks ended May 5, 2002 and April 29, 2001, respectively, and were not included in the computation of diluted earnings per share.

NOTE G. SEGMENT REPORTING

Williams-Sonoma, Inc. has two reportable segments — retail and direct-to-customer. The retail segment sells products for the home through its four retail concepts — Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything. The four retail concepts are operating segments which have been aggregated into one reportable segment, retail. The direct-to-customer segment sells similar products through its seven direct-mail catalogs — Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything, West Elm and Chambers — and four e-commerce websites.

These reportable segments are strategic business units that offer similar home-centered products. They are managed separately because the business units utilize two distinct distribution and marketing strategies. Management’s expectation is that the overall economics of each of the Company’s major concepts within each reportable segment will be similar over time.

The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002. The Company uses earnings before unallocated corporate overhead, interest and taxes to evaluate segment profitability. Unallocated assets include corporate cash and equivalents, the net book value of corporate facilities and related information systems, deferred tax amounts and other corporate long-lived assets.

Segment Information

Dollars in thousands	Retail	Direct-to- Customer	Unallocated	Total

Thirteen weeks ended May 5, 2002
Net revenues	$269,145	$209,234	$—	$478,379
Depreciation and amortization expense	14,147	4,968	3,040	22,155
Earnings (loss) before income taxes	25,554	30,420	(31,010)	24,964
Assets	617,278	153,131	219,200	989,609
Capital expenditures	21,468	1,696	2,834	25,998
Thirteen weeks ended April 29, 2001
Net revenues	$224,330	$193,242	$—	$417,572
Depreciation and amortization expense	11,790	4,456	2,744	18,990
Earnings (loss) before income taxes	12,095	14,885	(26,180)	800
Assets	570,565	161,040	143,384	874,989
Capital expenditures	16,739	3,209	3,369	23,317

NOTE H. STOCK-BASED COMPENSATION

In fiscal 2001, the Company entered into an employment agreement (the “Agreement”), effective April 2, 2001, with Dale Hilpert to serve as the Chief Executive Officer and as a director. Under the Agreement, the Company agreed to issue Mr. Hilpert 500,000 restricted shares of the Company’s common stock. Such restricted shares will vest on March 31, 2004 based upon Mr. Hilpert’s continued employment through such date. Accordingly, total compensation expense (based upon the fair market value of $15.45 on the issue date) of $7,725,000 will be recognized ratably through March 31, 2004. Accordingly, in the thirteen weeks ended May 5, 2002 and April 29, 2001, the Company recognized approximately $624,000 and $203,000, respectively, of compensation expense related to these restricted shares with a remaining $4,781,000 of deferred compensation included in shareholders’ equity at May 5, 2002.

The Company has entered into other employment agreements during fiscal 2001. The Company has recognized approximately $303,000 and $18,000, respectively, of stock-based compensation expense related to these other employment agreements in the thirteen weeks ended May 5, 2002 and April 29, 2001. At May 5, 2002, deferred compensation related to these agreements was $1,833,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Risk Factors

The plans, projections and other forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q with respect to the financial condition, results of operations and business of the Company are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These risks and uncertainties include, without limitation, the following and should be read in conjunction with the Risk Factors portion of Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002:

•	The Company’s ability to anticipate consumer preferences and buying trends

•	Dependence on timely introduction and customer acceptance of its merchandise

•	Construction and other delays in store openings

•	Labor disputes experienced by the Company’s suppliers of goods or services, and union organizing activities at any of its facilities

•	Competition from companies with concepts or products similar to those of the Company

•	Timely and effective sourcing of its merchandise from its foreign and domestic vendors and delivery of merchandise through its supply chain to its stores and customers

•	Effective inventory management commensurate with customer demand

•	Successful catalog management, including timing, sizing and merchandising

•	Uncertainties in Internet marketing, infrastructure and regulation

•	Changes in consumer spending based on weather, economic, political, competitive and other conditions beyond the Company’s control

•	Multi-channel and multi-brand complexities

•	Dependence on external funding sources for operating funds

•	The Company’s ability to control employment, occupancy and other operating costs

•	The Company’s ability to improve and control its systems and processes

•	General economic and market conditions and events

•	Other risks and uncertainties contained in the Company’s public announcements, reports to shareholders and SEC filings, including but not limited to Reports on Forms 10-K, 8-K and 10-Q.

The Company has not undertaken, nor is it required, to publicly update or revise any of its forward-looking statements, even if experience or future events make it clear that the results set forth in such statements will not be realized.

Business

Williams-Sonoma, Inc. and its subsidiaries (the “Company”) are specialty retailers of products for the home. The retail segment sells its products through its four retail concepts — Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything. The direct-to-customer segment sells similar products through its seven direct-mail catalogs — Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything, West Elm and Chambers, and four e-commerce websites. The principal concepts in retail are Williams-Sonoma which sells cookware essentials and Pottery Barn which sells contemporary tableware and home furnishings. The principal concepts in direct-to-customer are Williams-Sonoma, Pottery Barn and Pottery Barn Kids which sells stylish children’s furnishings. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto.

Net Revenues

Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Direct-to-customer sales include catalog and Internet sales. Shipping fees consist of revenue received from customers for delivery of merchandise.

The following table summarizes the Company’s net revenues for the thirteen weeks ended May 5, 2002 and April 29, 2001.

	Thirteen Weeks Ended		Thirteen Weeks Ended

Dollars in thousands	May 5, 2002	% Total	April 29, 2001	% Total

Retail sales	$267,578	55.9%	$223,024	53.4%
Direct-to-customer sales	178,281	37.3%	167,709	40.2%
Shipping fees	32,520	6.8%	26,839	6.4%

Net revenues	$478,379	100.0%	$417,572	100.0%

Net revenues for the thirteen weeks ended May 5, 2002 (First Quarter of 2002) were $478,379,000 — an increase of $60,807,000 (14.6%) over net revenues for the thirteen weeks ended April 29, 2001 (First Quarter of 2001).

Retail Revenues

	Thirteen Weeks Ended

Dollars in thousands	May 5, 2002	April 29, 2001

Retail sales	$267,578	$223,024
Shipping fees	1,567	1,306

Total retail revenues	$269,145	$224,330

Percent growth in retail sales	20.0%	13.8%
Percent increase (decrease) in comparable store sales	6.2%	(2.8)%
Number of stores — beginning of period	415	382
Number of new stores	14	4
Number of closed stores	4	3
Number of stores — end of period	425	383
Store selling square footage at quarter-end (sq. ft.)	2,064,000	1,774,000
Store leased square footage (“LSF”) at quarter-end (sq. ft.)	3,261,000	2,773,000

					Avg. LSF		Avg. LSF
	Store Count				per Store	Store Count	per Store

	February 3,			May 5,	May 5,	April 29,	April 29,
	2002	Openings	Closings	2002	2002	2001	2001

Williams-Sonoma	214	8	(4)	218	5,100	202	4,900
Pottery Barn	145	2	—	147	11,400	136	11,100
Pottery Barn Kids	27	4	—	31	7,500	9	6,700
Hold Everything	15	—	—	15	3,700	24	3,500
Outlets	14	—	—	14	12,600	12	10,700

Total	415	14	(4)	425	7,700	383	7,200

Retail revenues for the First Quarter of 2002 increased $44,815,000 (20.0%) over retail revenues for the First Quarter of 2001 primarily due to a net increase of 42 stores and a 6.2% increase in comparable store sales. Pottery Barn and Pottery Barn Kids accounted for 33 of the 42 net increase of stores and 85.4% of the growth in retail revenues from First Quarter of 2001 to First Quarter of 2002.

Comparable stores are defined as those whose gross square feet did not change by more than 20% in the previous 12 months and which have been open for at least 12 months without closure for seven or more consecutive days. Comparable store sales are computed monthly for purposes of this analysis. In the First Quarter of 2002, Pottery Barn comparable store sales were positive 11.9% versus negative 8.1% in the First Quarter of 2001. This increase is primarily due to a revitalized merchandise assortment, store productivity initiatives and aggressive inventory management. Pottery Barn Kids comparable store sales were positive 4.8% in the First Quarter of 2002. Due to the first Pottery Barn Kids stores being opened in the Third Quarter of 2000, there were no comparable stores in the First Quarter of 2001. Williams-Sonoma comparable store sales were positive 1.7% in the First Quarter of 2002 versus positive 2.2% in the prior year. This decrease is primarily due to inventory outages that resulted from stronger sales in December 2001 and January 2002 that could not be replenished until March 2002. Hold Everything comparable stores sales, as expected, were negative 11.0% in the First Quarter of 2002 as compared to positive 2.0% in the First Quarter of 2001 due to the transitional impact of the Company’s brand realignment strategy. Outlet comparable store sales were negative 5.4% in the First Quarter of 2002 versus positive 17.0% in the First Quarter of 2001 due to the ongoing improvement in company-wide inventory management and a corresponding reduction in excess inventory that has been historically merchandised through the Outlet centers.

Direct-to-Customer Revenues

	Thirteen Weeks Ended

Dollars in thousands	May 5, 2002	April 29, 2001

Catalog sales	$140,152	$146,249
Internet sales	38,129	21,460

Total direct-to-customer sales	178,281	167,709

Shipping fees	30,953	25,533

Total direct-to-customer revenues	$209,234	$193,242

Percent growth in direct-to-customer sales	6.3%	14.0%
Percent growth in number of catalogs mailed	28.4%	8.0%

Direct-to-customer revenues of $209,234,000 in the First Quarter of 2002 increased $15,992,000 or 8.3% over direct-to-customer revenues in the First Quarter of 2001. This increase was primarily due to the growth in the Pottery Barn Kids, Pottery Barn, Chambers and Williams-Sonoma brands partially offset by a planned decrease in the Hold Everything brand. The Hold Everything brand decrease was consistent with the transitional impact of the brand realignment strategy.

The Company operates four e-commerce websites (wsweddings.com, williams-sonoma.com, potterybarn.com and potterybarnkids.com). In May 2001, the Company unveiled its Pottery Barn Kids website and in the Third and Fourth Quarters of 2001, launched its Pottery Barn online gift and bridal registry and Pottery Barn Kids online gift registry, respectively.

In April 2002, the Company launched its new West Elm catalog. The new brand targets young, design conscious consumers looking to furnish and accessorize their apartments, lofts or first homes with quality product at accessible price points. West Elm product categories include furniture, decorative accessories, table top items and an extensive textile collection.

Cost of Goods Sold

	Thirteen Weeks Ended		Thirteen Weeks Ended

		% Net		% Net
Dollars in thousands	May 5, 2002	Revenues	April 29, 2001	Revenues

Cost of goods and occupancy expenses	$267,124	55.8%	$242,037	58.0%
Shipping costs	29,357	6.1%	28,569	6.8%

Total cost of goods sold	$296,481	62.0%	$270,606	64.8%

Cost of goods and occupancy expenses increased $25,087,000 to $267,124,000 in the First Quarter of 2002 from $242,037,000 in the First Quarter of 2001. Cost of goods and occupancy expenses expressed as a percentage of net revenues for the First Quarter of 2002 decreased 220 basis points to 55.8% from 58.0% in the First Quarter of 2001. The decrease was primarily due to fewer markdowns and promotions, lower freight costs from the distribution center to the stores and a reduction in the cost of merchandise due to improved sourcing and lower replacements.

Shipping costs consist of third-party delivery services and shipping materials. Shipping costs increased to $29,357,000 in the First Quarter of 2002 from $28,569,000 in the First Quarter of 2001. As a percentage of shipping fees, shipping costs have decreased to 90.3% in the First Quarter of 2002 from 106.4% in the First Quarter of 2001 due to improved shipping profitability for merchandise delivered to customers primarily in the Pottery Barn and Pottery Barn Kids brands.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11,978,000 or 8.3% to $156,670,000 in the First Quarter of 2002 from $144,692,000 in the First Quarter of 2001. Selling, general and administrative expenses expressed as a percent of net revenues decreased by 190 basis points to 32.8% in the First Quarter of 2002 from 34.7% in the First Quarter of 2001. As a percentage of net revenues, the decrease in selling, general and administrative expense was primarily due to reduced catalog advertising costs and an improvement in other general expenses, partially offset by higher employment costs. The employment cost increase as a percentage of net revenues was primarily due to increases in incentive compensation and non-cash stock-based compensation charges. The reduced net advertising costs as a percentage of net revenues was primarily due to higher catalog productivity and lower catalog production costs.

Interest Expense - Net

Net interest expense decreased $1,210,000 to $264,000 in the First Quarter of 2002 from $1,474,000 in the First Quarter of 2001, principally due to no borrowings under the line of credit facility during the First Quarter of 2002.

Income Taxes

The Company’s effective tax rate was 38.5% for the First Quarter of 2002 and the First Quarter of 2001.

Liquidity and Capital Resources

For the First Quarter of 2002, net cash provided by operating activities was $3,112,000 as compared to cash used by operating activities of $69,323,000 in the First Quarter of 2001. This improvement in operating cash is primarily attributable to higher net earnings and a significant decrease in cash used to reduce accounts payable.

Net cash used in investing activities was $25,998,000 for the First Quarter of 2002 as compared to $23,317,000 for the same period of fiscal 2001. First Quarter 2002 purchases of property and equipment include approximately $19,585,000 for stores, $5,367,000 for systems development projects and $1,046,000 for distribution and facility infrastructure projects.

First Quarter 2001 purchases of property and equipment includes approximately $12,360,000 for stores, $6,900,000 for systems development projects, $2,800,000 for the buildout of corporate facilities and $640,000 for distribution capacity expansion.

Based on the Company’s current plans, gross capital expenditures in fiscal 2002 are projected to be approximately $150,000,000 to $160,000,000, including $97,500,000 to $104,000,000 for stores, $45,000,000 to $48,000,000 for systems development and approximately $7,500,000 to $8,000,000 for distribution and facility infrastructure projects. In addition, on March 4, 2002, the Company’s Board of Directors authorized management to obtain information, conduct negotiations and enter into appropriate agreements with the intent to pursue potential acquisitions of two distribution facilities currently leased from certain related parties prior to the end of fiscal 2002.

For the First Quarter of 2002, cash provided by financing activities was $4,215,000, comprised primarily of proceeds from the exercise of stock options, partially offset by the repayment of capital lease obligations.

For the First Quarter of 2001, cash provided by financing activities was $78,892,000, comprised primarily of proceeds from the line of credit financing and proceeds from the exercise of stock options, partially offset by the repayment of $6,154,000 under the mortgage agreement.

The Company’s line of credit facility provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements, restrictions on maximum capital expenditures and a prohibition on payment of cash dividends. Through August 23, 2002, the Company may request that the lenders under the credit facility increase the maximum availability to $250,000,000. The Company may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on the Company’s leverage ratio or, for advances under $10,000,000, IBOR plus a margin based on the Company’s leverage ratio. The agreement expires on August 23, 2003. As of May 5, 2002, the Company had no borrowings outstanding under the line of credit facility.

The Company has a $100,000,000 letter of credit facility which expires on July 11, 2002. As of May 5, 2002, $52,141,000 was outstanding under this letter of credit facility. Such letters of credit represent only a commitment to fund inventory purchases to which the Company had not taken legal title as of May 5, 2002. The Company expects to renew or replace its current letter of credit agreement, on substantially similar terms, in order to meet increased working capital needs associated with the Company’s growth plans. Additionally, as of May 5, 2002, the Company had $373,000 outstanding in standby letters of credit.

The Company regularly reviews and evaluates its liquidity and capital needs. As the Company continues to grow, the Company may experience peak periods for its cash needs during the course of its fiscal year. The Company believes it would have access to additional debt and/or capital market funding as such needs are required. The Company currently believes that its available cash, cash equivalents, cash flow from operations and cash available under its existing credit facilities will be sufficient to finance the Company’s operations and capital requirements for at least the next twelve months.

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

Interest Rate Risk

The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 28 basis points (a 10% change in the associated debt’s variable rate as of May 5, 2002), the Company’s results from operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.

The Company has an interest rate cap contract at 5.88% with a notional amount of $13,083,000 which extends through February 2005 related to an operating lease. The contract has not been designated as a hedge and is accounted for by adjusting the carrying amount of the contract to market.

Foreign Currency Risks

The Company enters into a significant amount of purchases outside of the U.S. that are primarily U.S. dollar transactions. A small percentage of the Company’s international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to the Company as a whole. As of May 5, 2002, the Company has five retail stores in Toronto, Canada and plans to open four additional retail stores in fiscal 2002 which exposes the Company to market risk associated with foreign currency exchange rate fluctuations.

During the First Quarter of 2002, due to the Company’s new operations in Canada and the volatility of the Canadian dollar, 30-day forward contracts have been purchased in order to limit the currency exposure associated with intercompany asset and liability accounts that are denominated in Canadian dollars. The Company continues to monitor possible currency exposure and will continue to take steps toward limiting foreign currency risk.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

     The Company filed the following Current Report on Form 8-K during the first quarter of fiscal 2002.

     Report dated April 17, 2002 disclosing the Board of Director approval of a two-for-one stock split.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ SHARON L. MCCOLLAM

Sharon L. McCollam Senior Vice President Chief Financial Officer

Dated: June 10, 2002