Form 10-Q
period 2002-08-04
WILLIAMS SONOMA INC
filed 2002-09-18
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2002.

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

     Indicate by check ✓whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓     No___

     As of September 4, 2002, 115,968,550 shares of the Registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED AUGUST 4, 2002

PART I. FINANCIAL INFORMATION

			PAGE

Item	1.	Financial Statements	3
		Condensed Consolidated Balance Sheets August 4, 2002, February 3, 2002 and July 29, 2001

		Condensed Consolidated Statements of Earnings Thirteen weeks ended August 4, 2002 and July 29, 2001 Twenty-six weeks ended August 4, 2002 and July 29, 2001

		Condensed Consolidated Statements of Cash Flows Twenty-six weeks ended August 4, 2002 and July 29, 2001

		Notes to Condensed Consolidated Financial Statements

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	16

PART II. OTHER INFORMATION

Item	1.	Legal Proceedings	17

Item	4.	Submission of Matters to a Vote of Security Holders	17

Item	6.	Exhibits and Reports on Form 8-K	18

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 4,	February 3,	July 29,
Dollars and shares in thousands, except per share amounts	2002	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$89,909	$75,374	$7,816
Accounts receivable — net	41,518	32,141	38,420
Merchandise inventories — net	250,397	249,237	270,434
Prepaid catalog expenses	28,370	29,522	18,452
Prepaid expenses	18,959	16,630	14,548
Deferred income taxes	11,553	11,553	8,161
Other assets	3,613	2,782	13,704

Total current assets	444,319	417,239	371,535

Property and equipment — net	588,458	570,120	533,187
Other assets — net	6,723	7,544	8,657

Total assets	$1,039,500	$994,903	$913,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$111,576	$98,857	$101,893
Accrued expenses	56,055	60,406	44,388
Customer deposits	85,633	80,425	56,833
Income taxes payable	7,490	37,456	—
Current portion of long-term debt	7,401	7,206	5,850
Line of credit	—	—	81,750
Other liabilities	12,594	12,829	25,005

Total current liabilities	280,749	297,179	315,719

Deferred lease incentives	143,108	127,094	114,341
Long-term debt	24,633	24,625	23,146
Deferred income tax liabilities	8,791	8,792	12,231
Other long-term obligations	4,875	4,682	5,093

Total liabilities	462,156	462,372	470,530

Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, $.01 par value, authorized: 253,125 shares; issued: 115,941, 116,468 and 115,256 shares; outstanding: 115,941, 114,486 and 113,274 shares	1,159	1,164	1,153
Additional paid-in capital	180,439	169,991	144,542
Retained earnings	401,494	392,300	319,048
Accumulated other comprehensive loss	(61)	(110)	(14)
Deferred stock-based compensation	(5,687)	(7,541)	1,393
Treasury stock, at cost: nil, 1,982 and 1,982 shares	—	(23,273)	(23,273)

Total shareholders’ equity	577,344	532,531	442,849

Total liabilities and shareholders’ equity	$1,039,500	$994,903	$913,379

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 4,	July 29,	August 4,	July 29,
Dollars and shares in thousands, except per share amounts	2002	2001	2002	2001

Net revenues	$495,593	$428,994	$973,972	$846,566
Cost of goods sold	310,219	282,823	606,700	553,429

Gross margin	185,374	146,171	367,272	293,137

Selling, general and administrative expenses	162,166	142,300	318,836	286,992
Interest expense — net	215	1,673	479	3,147

Earnings before income taxes	22,993	2,198	47,957	2,998

Income taxes	8,852	846	18,463	1,154

Net earnings	$14,141	$1,352	$29,494	$1,844

Basic earnings per share	$.12	$.01	$.26	$.02
Diluted earnings per share	$.12	$.01	$.25	$.02

Shares used in calculation of earnings per share:
Basic	115,252	112,624	114,865	111,962
Diluted	120,114	116,110	119,568	114,828

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Six Weeks Ended

	August 4,	July 29,
Dollars in thousands	2002	2001

Cash flows from operating activities:
Net earnings	$29,494	$1,844
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	44,666	38,483
Net loss on disposal of assets and provision for store closures	1,285	1,057
Amortization of deferred lease incentives	(7,467)	(6,146)
Amortization of deferred stock-based compensation	1,854	1,393
Other	69	527
Changes in:
Accounts receivable	(9,378)	(239)
Merchandise inventories	(1,154)	12,651
Prepaid catalog expenses	1,152	11,580
Prepaid expenses and other assets	(2,602)	(13,669)
Accounts payable	12,650	(57,354)
Accrued expenses and other liabilities	1,948	76
Deferred lease incentives	23,688	7,958
Income taxes payable	(29,926)	(24,191)

Net cash provided by (used in) operating activities	66,279	(26,030)

Cash flows from investing activities:
Purchase of property and equipment	(64,537)	(73,461)

Net cash used in investing activities	(64,537)	(73,461)

Cash flows from financing activities:
Borrowings under line of credit	—	316,250
Repayments under line of credit	—	(234,500)
Repayments of long-term obligations	(832)	(6,327)
Proceeds from exercise of stock options	13,416	12,168

Net cash provided by financing activities	12,584	87,591

Effect of exchange rates on cash and cash equivalents	209	(14)
Net increase (decrease) in cash and cash equivalents	14,535	(11,914)
Cash and cash equivalents at beginning of period	75,374	19,730

Cash and cash equivalents at end of period	$89,909	$7,816

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Twenty-Six Weeks Ended August 4, 2002 and July 29, 2001
(Unaudited)

NOTE A. FINANCIAL STATEMENTS — BASIS OF PRESENTATION

The condensed consolidated balance sheets as of August 4, 2002 and July 29, 2001 and the condensed consolidated statements of earnings for the thirteen and twenty-six week periods ended August 4, 2002 and July 29, 2001, and of cash flows for the twenty-six week periods ended August 4, 2002 and July 29, 2001 have been prepared by Williams-Sonoma, Inc., without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six week periods then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and accounts have been eliminated. The balance sheet at February 3, 2002, presented herein, has been derived from the audited balance sheet of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002.

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

The results of operations for the thirteen and twenty-six weeks ended August 4, 2002 are not necessarily indicative of the operating results of the full year.

NOTE B. ACCOUNTING POLICIES

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. Management does not believe the adoption of SFAS No. 146 will have an impact on the consolidated financial position or results of operations.

NOTE C. BORROWING ARRANGEMENTS

The Company’s line of credit facility provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements, restrictions on maximum capital expenditures and a prohibition on payment of cash dividends. The Company may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on the Company’s leverage ratio or, for advances under $10,000,000, IBOR plus a margin based on the Company’s leverage ratio. The agreement expires on August 23, 2003. As of August 4, 2002, the Company had no borrowings outstanding under the line of credit facility.

In July 2002, the Company entered into three new unsecured commercial letter of credit reimbursement agreements for an aggregate of $100,000,000. These agreements expire on July 2, 2003. The latest expiration for the letters of credit issued under the agreements is November 29, 2003. Per the new agreements, the Company is permitted to have issued and outstanding up to $120,000,000 under both the new letter of credit agreements and the prior letter of credit agreement. As of August 4, 2002, $40,914,000 was outstanding under the prior letter of credit agreement and $52,627,000 was outstanding under the new letter of credit agreements. Such letters of credit represent only a commitment to fund inventory purchases to which the Company had not taken legal title as of August 4, 2002. Additionally, as of August 4, 2002, the Company has issued and outstanding standby letters of credit under separate letter of credit agreements in an aggregate amount of $9,964,000. The standby letters of credit were issued to replace surety bonds that support workers’ compensation and other insurance programs.

NOTE D. COMPREHENSIVE INCOME

Comprehensive income for the thirteen and twenty-six weeks ended August 4, 2002 and July 29, 2001 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

Dollars in thousands	August 4, 2002	July 29, 2001	August 4, 2002	July 29, 2001

Net earnings	$14,141	$1,352	$29,494	$1,844
Other comprehensive income (loss) — Foreign currency translation adjustment	(65)	1	49	(14)

Comprehensive income	$14,076	$1,353	$29,543	$1,830

NOTE E. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

	Net	Weighted	Per-Share
Dollars and amounts in thousands, except per share amounts	Earnings	Average Shares	Amount
Thirteen weeks ended August 4, 2002
Basic	$14,141	115,252	$.12
Effect of dilutive stock options	—	4,862
Diluted	$14,141	120,114	$.12

Thirteen weeks ended July 29, 2001
Basic	$1,352	112,624	$.01
Effect of dilutive stock options	—	3,486
Diluted	$1,352	116,110	$.01

Twenty-six weeks ended August 4, 2002
Basic	$29,494	114,865	$.26
Effect of dilutive stock options	—	4,703
Diluted	$29,494	119,568	$.25

Twenty-six weeks ended July 29, 2001
Basic	$1,844	111,962	$.02
Effect of dilutive stock options	—	2,866
Diluted	$1,844	114,828	$.02

Options with an exercise price greater than the average market price of common shares were 21,000 and 90,000 for the thirteen weeks and 39,000 and 234,000 for the twenty-six weeks ended August 4, 2002 and July 29, 2001, respectively, and were not included in the computation of diluted earnings per share.

NOTE F. SHAREHOLDERS’ EQUITY

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

In fiscal 2000 and 1999, the Company repurchased a total of 1,982,000 shares of its common stock for a cost of $23,273,000. During June and July 2002, the Company retired these shares.

NOTE G. STOCK-BASED COMPENSATION

In fiscal 2001, the Company entered into an employment agreement (the “Agreement”), effective April 2, 2001, with Dale Hilpert to serve as the Company’s Chief Executive Officer and as a Director. Under the Agreement, the Company agreed to issue Mr. Hilpert 500,000 restricted shares of the Company’s common stock. Such restricted shares will vest on March 31, 2004 based upon Mr. Hilpert’s continued employment through such date. Accordingly, total compensation expense (based upon the fair market value of $15.45 on the issue date) of $7,725,000 is being recognized ratably through March 31, 2004. In the thirteen weeks ended August 4, 2002 and July 29, 2001, the Company recognized approximately $624,000 and $869,000, respectively, and in the twenty-six weeks ended August 4, 2002 and July 29, 2001, recognized $1,248,000 and $1,072,000, respectively, of compensation expense related to these restricted shares with a remaining $4,157,000 of deferred compensation included in shareholders’ equity at August 4, 2002.

The Company entered into other employment agreements during fiscal 2001. The Company has recognized approximately $303,000 in the thirteen weeks ended August 4, 2002 and July 29, 2001, and approximately $606,000 and $321,000 in the twenty-six weeks ended August 4, 2002 and July 29, 2001, respectively, of stock-based compensation expense related to these other employment agreements. At August 4, 2002, deferred compensation related to these agreements was $1,530,000.

NOTE H. SEGMENT REPORTING

The Company has two reportable segments, retail and direct-to-customer. The retail segment sells products for the home through its four retail concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything). The four retail concepts are operating segments which have been aggregated into one reportable segment, retail. The direct-to-customer segment sells similar products through its seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything, West Elm and Chambers) and four e-commerce websites (wsweddings.com, williams-sonoma.com, potterybarn.com and potterybarnkids.com).

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

Segment Information

Dollars in thousands	Retail	Direct-to-Customer	Unallocated	Total

Thirteen weeks ended August 4, 2002
Net revenues	$287,758	$207,835	$—	$495,593
Depreciation and amortization expense	14,625	4,748	3,138	22,511
Earnings (loss) before income taxes	29,817	29,018	(35,842)	22,993
Capital expenditures	32,769	3,106	2,664	38,539

Thirteen weeks ended July 29, 2001
Net revenues	$246,294	$182,700	$—	$428,994
Depreciation and amortization expense	12,034	4,678	2,781	19,493
Earnings (loss) before income taxes	12,740	17,536	(28,078)	2,198
Capital expenditures	29,550	8,464	12,130	50,144

Twenty-six weeks ended August 4, 2002
Net revenues	$556,903	$417,069	$—	$973,972
Depreciation and amortization expense	28,772	9,716	6,178	44,666
Earnings (loss) before income taxes	55,371	59,438	(66,852)	47,957
Assets	633,468	152,832	253,200	1,039,500
Capital expenditures	54,237	4,802	5,498	64,537

Twenty-six weeks ended July 29, 2001
Net revenues	$470,624	$375,942	$—	$846,566
Depreciation and amortization expense	23,824	9,134	5,525	38,483
Earnings (loss) before income taxes	24,835	32,421	(54,258)	2,998
Assets	587,206	160,604	165,569	913,379
Capital expenditures	46,289	11,673	15,499	73,461

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Risk Factors

The plans, projections and other forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q with respect to the financial condition, results of operations and business of Williams-Sonoma, Inc. and its subsidiaries (the “Company”) are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These risks and uncertainties include, without limitation, the following and should be read in conjunction with the Risk Factors portion of Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002:

•	The Company’s ability to anticipate consumer preferences and buying trends

•	The Company’s dependence on timely introduction and customer acceptance of its merchandise

•	Construction and other delays in store openings

•	Labor disputes experienced by the Company’s suppliers of goods or services, and union organizing activities at any of its facilities

•	Competition from companies with concepts or products similar to those of the Company

•	The Company’s timely and effective sourcing of its merchandise from its foreign and domestic vendors and delivery of merchandise through its supply chain to its stores and customers

•	The Company’s effective inventory management commensurate with customer demand

•	The Company’s successful catalog management, including timing, sizing and merchandising

•	Uncertainties in Internet marketing, infrastructure and regulation

•	Changes in consumer spending based on weather, economic, political, competitive and other conditions beyond the Company’s control

•	Multi-channel and multi-brand complexities

•	The Company’s dependence on external funding sources for operating funds

•	The Company’s ability to control employment, occupancy and other operating costs

•	The Company’s ability to improve and control its systems and processes

•	General economic and market conditions and events

•	Other risks and uncertainties contained in the Company’s public announcements, reports to shareholders and SEC filings, including but not limited to Reports on Forms 10-K, 8-K and 10-Q.

The Company has not undertaken, nor is it required, to publicly update or revise any of its forward-looking statements, even if experience or future events make it clear that the results set forth in such statements will not be realized.

Business

The Company is a specialty retailer of products for the home. The retail segment sells its products through its four retail concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything). The direct-to-customer segment sells similar products through its seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything, West Elm and Chambers) and four e-commerce websites (wsweddings.com, williams-sonoma.com, potterybarn.com and potterybarnkids.com). The principal concepts in retail and direct-to-customer are: Williams-Sonoma, which sells cookware essentials; Pottery Barn, which sells contemporary tableware and home furnishings; and Pottery Barn Kids, which sells stylish children’s furnishings. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto.

Net Revenues

Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Direct-to-customer sales include catalog and Internet sales. Shipping fees consist of revenue received from customers for delivery of merchandise.

The following table summarizes the Company’s net revenues for the thirteen and twenty-six weeks ended August 4, 2002 and July 29, 2001.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended

	August 4,		July 29,		August 4,		July 29,
Dollars in thousands	2002	% Total	2001	% Total	2002	% Total	2001	% Total

Retail sales	$285,813	57.7%	$244,410	57.0%	$553,391	56.8%	$467,434	55.2%
Direct-to-customer sales	177,100	35.7%	158,308	36.9%	355,381	36.5%	326,017	38.5%
Shipping fees	32,680	6.6%	26,276	6.1%	65,200	6.7%	53,115	6.3%

Net revenues	$495,593	100.0%	$428,994	100.0%	$973,972	100.0%	$846,566	100.0%

Net revenues for the thirteen weeks ended August 4, 2002 (Second Quarter of 2002) were $495,593,000, an increase of $66,599,000 or 15.5% over net revenues for the thirteen weeks ended July 29, 2001 (Second Quarter of 2001). Net revenues for the twenty-six week period ended August 4, 2002 (Year-to-Date 2002) were $973,972,000, an increase of $127,406,000 or 15.0% from the twenty-six week period ended July 29, 2001 (Year-to-Date 2001).

Retail Revenues

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 4,	July 29,	August 4,	July 29,
Dollars in thousands	2002	2001	2002	2001

Retail sales	$285,813	$244,410	$553,391	$467,434
Shipping fees	1,945	1,884	3,512	3,190

Total retail revenues	$287,758	$246,294	$556,903	$470,624

Percent growth in retail sales	16.9%	18.2%	18.4%	16.1%
Percent increase (decrease) in comparable store sales	0.0%	1.0%	2.9%	(0.9)%
Number of stores — beginning of period	425	383	415	382
Number of new stores	22	15	36	19
Number of closed stores	2	5	6	8
Number of stores — end of period	445	393	445	393
Store selling square footage at quarter-end (sq. ft.)	2,173,000	1,830,000	2,173,000	1,830,000
Store leased square footage (“LSF”) at quarter-end (sq.ft.)	3,429,000	2,862,000	3,429,000	2,862,000

					Avg. LSF		Avg. LSF
	Store Count				Per Store	Store Count	per Store

	May 5,			August 4,	August 4,	July 29,	July 29,
	2002	Openings	Closings	2002	2002	2001	2001

Williams-Sonoma	218	6	(1)	223	5,100	205	5,000
Pottery Barn	147	4	—	151	11,400	136	11,100
Pottery Barn Kids	31	11	—	42	7,500	15	7,000
Hold Everything	15	—	—	15	3,700	24	3,500
Outlets	14	1	(1)	14	13,100	13	10,900

Total	425	22	(2)	445	7,700	393	7,300

Retail revenues for the Second Quarter of 2002 increased $41,464,000 or 16.8% over retail revenues for the Second Quarter of 2001 primarily due to a net increase of 52 stores. Pottery Barn and Pottery Barn Kids brands accounted for 42 of the 52 net increase of stores and 81.4% of the growth in retail revenues from Second Quarter of 2001 to Second Quarter of 2002.

Total retail revenues for Year-to-Date 2002 grew $86,279,000 or 18.3% over the same period of the prior year, primarily due to new store openings. Pottery Barn and Pottery Barn Kids brands accounted for 83.5% of the growth in retail revenues from Year-to-Date 2001 to Year-to-Date 2002.

Comparable Store Sales

Comparable stores are defined as those whose gross square feet did not change by more than 20% in the previous 12 months and which have been open for at least 12 months without closure for seven or more consecutive days. Comparable store sales are computed monthly for purposes of this analysis.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

Percent increase (decrease) in sales	August 4, 2002	July 29, 2001	August 4, 2002	July 29, 2001

Williams-Sonoma	(1.7)%	4.1%	(0.1)%	3.2%
Pottery Barn	1.3%	(2.1)%	6.3%	(5.0)%
Pottery Barn Kids	2.6%	N/A	3.7%	N/A
Hold Everything	(15.8)%	(0.7)%	(13.4)%	0.6%
Outlets	6.6%	12.8%	0.7%	14.8%

Total	0.0%	1.0%	2.9%	(0.9)%

Comparable store sales in the Second Quarter of 2002 reflect the economic trends in the retail sector and the economy in general. Comparable store sales for the Second Quarter of 2002 were trending positive in the low single digits through the end of June. In the first week of July, like many retailers, comparable store sales declined rapidly and the Company ended July with negative comparable store sales in all concepts except Pottery Barn Kids and Outlets. Since the Pottery Barn Kids stores first opened in the third quarter of 2000, comparable store sales were not reported for the thirteen or twenty-six weeks ended July 29, 2001. Hold Everything comparable store sales for the Second Quarter of 2002 and Year-to-Date 2002 reflect the transitional impact of the Company’s brand realignment strategy.

Direct-to-Customer Revenues

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

Dollars in thousands	August 4, 2002	July 29, 2001	August 4, 2002	July 29, 2001

Catalog sales	$132,399	$131,179	$272,551	$277,428
Internet sales	44,701	27,129	82,830	48,589

Total direct-to-customer sales	177,100	158,308	355,381	326,017

Shipping fees	30,735	24,392	61,688	49,925

Total direct-to-customer revenues	$207,835	$182,700	$417,069	$375,942

Percent growth in direct-to-customer sales	11.9%	15.4%	9.0%	14.7%
Percent increase (decrease) in number of catalogs mailed	(3.9)%	8.6%	10.4%	8.8%

Direct-to-customer revenues of $207,835,000 in the Second Quarter of 2002 increased $25,135,000 or 13.8% over direct-to-customer revenues in the Second Quarter of 2001. For Year-to-Date 2002, direct-to-customer revenues increased $41,127,000 or 10.9% to $417,069,000 from Year-to-Date 2001. These increases were primarily due to strong growth in the Pottery Barn Kids and Pottery Barn brands and incremental revenues from the West Elm catalog partially offset by an expected decrease in the Hold Everything brand.

In April 2002, the Company launched its new West Elm catalog. The new brand targets young, design conscious consumers looking to furnish and accessorize their apartments, lofts or first homes with quality products at accessible price points. West Elm product categories include furniture, decorative accessories, table top items and an extensive textile collection.

Cost of Goods Sold

		Thirteen Weeks Ended				Twenty-Six Weeks Ended

	August 4,	% Net	July 29,	% Net	August 4,	% Net	July 29,	% Net
Dollars in thousands	2002	Revenues	2001	Revenues	2002	Revenues	2001	Revenues

Cost of goods and occupancy expenses	$280,297	56.6%	$255,791	59.6%	$547,421	56.2%	$497,828	58.8%
Shipping costs	29,922	6.0%	27,032	6.3%	59,279	6.1%	55,601	6.6%

Total cost of goods sold	$310,219	62.6%	$282,823	65.9%	$606,700	62.3%	$553,429	65.4%

Cost of goods and occupancy expenses increased $24,506,000 to $280,297,000 in the Second Quarter of 2002 from $255,791,000 in the Second Quarter of 2001. Cost of goods and occupancy expenses expressed as a percentage of net revenues for the Second Quarter of 2002 decreased 300 basis points to 56.6% from 59.6% in the Second Quarter of 2001. For Year-to-Date 2002, cost of goods and occupancy expenses increased $49,593,000 to $547,421,000 from $497,828,000 from Year-to-Date 2001. Cost of goods and occupancy expressed as a percentage of net revenues for Year-to-Date 2002 decreased 260 basis points to 56.2% from 58.8% for Year-to-Date 2001. These decreases were primarily due to an increase in full price merchandise sales, fewer markdowns and promotions, lower freight costs from the distribution center to the stores and a reduction in the cost of merchandise due to improved sourcing and fewer replacements.

Shipping costs consist of third-party delivery services and shipping materials. Shipping costs increased to $29,922,000 in the Second Quarter of 2002 from $27,032,000 in the Second Quarter of 2001. As a percentage of shipping fees, shipping costs have decreased to 91.6% in the Second Quarter of 2002 from 102.9% in the Second Quarter of 2001 due to improved logistics and price/cost management techniques for merchandise delivered to customers primarily in the Pottery Barn and Pottery Barn Kids brands. For Year-to-Date 2002, shipping costs increased to $59,279,000 from $55,601,000 for Year-to-Date 2001. As a percentage of shipping fees, shipping costs have decreased to 90.9% for Year-to-Date 2002 from 104.7% for Year-to-Date 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $19,866,000 or 14.0% to $162,166,000 in the Second Quarter of 2002 from $142,300,000 in the Second Quarter of 2001. Selling, general and administrative expenses expressed as a percent of net revenues decreased by 50 basis points to 32.7% in the Second Quarter of 2002 from 33.2% in the Second Quarter of 2001. For Year-to-Date 2002, selling, general and administrative expenses increased $31,844,000 or 11.1% to $318,836,000 from $286,992,000 for Year-to-Date 2001. Selling, general and administrative expenses expressed as a percentage of net revenues decreased by 120 basis points to 32.7% for Year-to-Date 2002 from 33.9% for Year-to-Date 2001. As a percentage of net revenues, these decreases in selling, general and administrative expenses were primarily due to a significant leverage in other general expenses and catalog advertising costs, partially offset by higher employment costs. The reduced net advertising costs as a percentage of net revenues were primarily due to higher catalog productivity and lower catalog production costs. The employment cost increases as a percentage of net revenues were primarily due to an increase in incentive compensation based upon improved year-over-year profitability.

Interest Expense — Net

Net interest expense decreased $1,458,000 to $215,000 in the Second Quarter of 2002 from $1,673,000 in the Second Quarter of 2001. For Year-to-Date 2002, net interest expense decreased $2,668,000 to $479,000 from $3,147,000 for Year-to-Date 2001. These decreases were primarily due to no borrowings under the revolving line of credit facility during the First and Second Quarters of 2002.

Income Taxes

The Company’s effective tax rate was 38.5% for Year-to-Date 2002 and Year-to-Date 2001.

Liquidity and Capital Resources

For Year-to-Date 2002, net cash provided by operating activities was $66,279,000 as compared to cash used by operating activities of $26,030,000 in Year-to-Date 2001. This improvement in operating cash is primarily attributable to higher net earnings and a significant decrease in cash used to reduce accounts payable.

Net cash used in investing activities was $64,537,000 for Year-to-Date 2002 as compared to net cash used in investing activities of $73,461,000 for the same period of fiscal 2001. Year-to-Date 2002 purchases of property and equipment include approximately $48,636,000 for stores, $14,306,000 for systems development projects and $1,595,000 for distribution and facility infrastructure projects.

Year-to-Date 2001 purchases of property and equipment includes approximately $37,220,000 for stores, $23,749,000 for systems development projects, $11,582,000 for the buildout of corporate facilities and $910,000 for distribution capacity expansion.

Based on the Company’s current plans, gross capital expenditures in fiscal 2002 are projected to be approximately $150,000,000 to $160,000,000, including $97,500,000 to $104,000,000 for stores, $45,000,000 to $48,000,000 for systems development and approximately $7,500,000 to $8,000,000 for distribution and facility infrastructure projects. In addition to these projected expenditures, on March 4, 2002, the Company’s Board of Directors authorized management to obtain information, conduct negotiations and enter into appropriate agreements with the intent to pursue potential acquisitions of two distribution facilities currently leased from certain related parties prior to the end of fiscal 2002.

For Year-to-Date 2002, cash provided by financing activities was $12,584,000, comprised primarily of proceeds from the exercise of stock options, partially offset by the repayment of capital lease obligations.

For Year-to-Date 2001, cash provided by financing activities was $87,591,000, comprised primarily of line of credit borrowings and proceeds from the exercise of stock options, partially offset by the repayment of $6,154,000 under a mortgage agreement.

The Company’s line of credit facility provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratios, fixed charge coverage requirements, restrictions on maximum capital expenditures and a prohibition on payment of cash dividends. The Company may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on the Company’s leverage ratio or, for advances under $10,000,000, IBOR plus a margin based on the Company’s leverage ratio. The agreement expires on August 23, 2003. As of August 4, 2002, the Company had no borrowings outstanding under the line of credit facility.

In July 2002, the Company entered into three new unsecured commercial letter of credit reimbursement agreements for an aggregate of $100,000,000. These agreements expire on July 2, 2003. The latest expiration for the letters of credit issued under the agreements is November 29, 2003. Per the new agreements, the Company is permitted to have issued and outstanding up to $120,000,000 under both the new letter of credit agreements and the prior letter of credit agreement. As of August 4, 2002, $40,914,000 was outstanding under the prior letter of credit agreement and $52,627,000 was outstanding under the new letter of credit agreements. Such letters of credit represent only a commitment to fund inventory purchases to which the Company had not taken legal title as of August 4, 2002. Additionally, as of August 4, 2002, the Company has issued and outstanding standby letters of credit under separate letter of credit agreements in an aggregate amount of $9,964,000. The standby letters of credit were issued to replace surety bonds that support workers’ compensation and other insurance programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk
The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 28 basis points (a 10% change in the associated debt’s variable rate as of August 4, 2002), the Company’s results from operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.

The Company has an interest rate cap contract at 5.88% with a notional amount of $13,083,000 which extends through February 2005 related to an operating lease. The contract has not been designated as a hedge and is accounted for by adjusting the carrying amount of the contract to market. A loss of approximately $69,000 was recorded in selling, general and administrative expenses for the thirteen and twenty-six weeks ended August 4, 2002 and nil in the thirteen and twenty-six weeks ended July 29, 2001.

Foreign Currency Risks
The Company enters into a significant amount of purchases outside of the U.S. that are primarily U.S. dollar transactions. A small percentage of the Company’s international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are immaterial to the Company as a whole. As of August 4, 2002, the Company has five retail stores in Toronto, Canada and plans to open three additional retail stores in fiscal 2002 which exposes the Company to market risk associated with foreign currency exchange rate fluctuations.

During fiscal 2002, due to the Company’s new operations in Canada and the volatility of the Canadian dollar, 30-day forward contracts have been purchased in order to limit the currency exposure associated with intercompany asset and liability accounts that are denominated in Canadian dollars. The Company continues to monitor currency exposure, which was immaterial during fiscal 2002, and will continue to take steps toward limiting foreign currency risk.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES
FORM 10-Q
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company’s Annual Meeting of Shareholders was held on May 29, 2002.

(b)  At the Company’s 2002 Annual Meeting of Shareholders, the shareholders took the following actions:

(I)	The shareholders elected each of the following persons by the vote indicated to serve as a Director of the Company until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified:

Name	For	Withheld

Charles E. Williams	51,557,687	360,995
W. Howard Lester	49,820,239	2,098,443
Dale W. Hilpert	51,553,679	365,003
Patrick J. Connolly	51,563,850	354,832
Heather M. Reisman	51,361,130	557,552
James A. McMahan	51,529,386	389,296
Adrian D.P. Bellamy	51,499,195	419,487
Michael R. Lynch	51,359,881	558,801
Richard T. Robertson	51,496,049	422,633
Edward A. Mueller	51,356,757	561,925

(II)	The shareholders ratified by the vote indicated the selection of Deloitte & Touche LLP as the independent accountants for the Company’s fiscal year ending February 2, 2003:

For	Against	Withheld

50,362,978	1,544,638	11,066

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description

10.1	Reimbursement Agreement between the Company and Bank of America, National Association dated July 2, 2002
10.2	Reimbursement Agreement between the Company and Bank of New York, dated July 2, 2002
10.3	Reimbursement Agreement between the Company and Fleet National Bank, dated July 2, 2002
99.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     There have been no Current Reports on Form 8-K filed during the quarter for which this report is being filed.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

Dated: September 18, 2002	By:	/s/ SHARON L. MCCOLLAM

Sharon L. McCollam Senior Vice President Chief Financial Officer

CERTIFICATIONS

I, Dale W. Hilpert, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Williams-Sonoma, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002
	By:	/s/ DALE W. HILPERT

Dale W. Hilpert Chief Executive Officer

I, Sharon L. McCollam, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Williams-Sonoma, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002
	By:	/s/ SHARON L. MCCOLLAM

Sharon L. McCollam Senior Vice President Chief Financial Officer