Form 10-Q
period 2002-11-03
WILLIAMS SONOMA INC
filed 2002-12-16
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check [X] whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

     As of December 12, 2002, 116,349,193 shares of the Registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 3, 2002

PART I. FINANCIAL INFORMATION

		PAGE

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets November 3, 2002, February 3, 2002 and October 28, 2001
	Condensed Consolidated Statements of Earnings Thirteen weeks ended November 3, 2002 and October 28, 2001 Thirty-nine weeks ended November 3, 2002 and October 28, 2001
	Condensed Consolidated Statements of Cash Flows Thirty-nine weeks ended November 3, 2002 and October 28, 2001
	Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 6.	Exhibits and Reports on Form 8-K	18

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 3,	February 3,	October 28,
Dollars and shares in thousands, except per share amounts	2002	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$38,461	$75,374	$6,897
Accounts receivable — net	53,664	32,141	48,832
Merchandise inventories — net	358,409	249,237	331,825
Prepaid catalog expenses	41,563	29,522	34,558
Prepaid expenses	21,530	16,630	14,536
Deferred income taxes	11,458	11,553	8,161
Other assets	3,895	2,782	12,315

Total current assets	528,980	417,239	457,124

Property and equipment — net	617,827	570,120	557,465
Other assets — net	6,702	7,544	7,430

Total assets	$1,153,509	$994,903	$1,022,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$175,757	$98,857	$119,435
Accrued expenses	59,172	60,406	46,417
Customer deposits	90,775	80,425	59,057
Income taxes payable	15,526	37,456	—
Current portion of long-term debt	7,414	7,206	5,768
Line of credit	—	—	155,250
Other liabilities	15,075	12,829	17,809

Total current liabilities	363,719	297,179	403,736

Deferred lease incentives	160,825	127,094	127,183
Long-term debt	18,494	24,625	26,044
Deferred income tax liabilities	9,928	8,792	12,231
Other long-term obligations	4,587	4,682	4,419

Total liabilities	557,553	462,372	573,613

Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, $.01 par value, authorized: 253,125 shares; issued: 116,176, 116,468 and 115,837 shares; outstanding: 116,176, 114,486 and 113,855 shares	1,162	1,164	1,158
Additional paid-in capital	182,938	169,991	156,094
Retained earnings	416,631	392,300	322,901
Accumulated foreign currency translation adjustment	(15)	(110)	(6)
Deferred stock-based compensation	(4,760)	(7,541)	(8,468)
Treasury stock, at cost: nil, 1,982 and 1,982 shares	—	(23,273)	(23,273)

Total shareholders’ equity	595,956	532,531	448,406

Total liabilities and shareholders’ equity	$1,153,509	$994,903	$1,022,019

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
Dollars and shares in thousands, except per share amounts	2002	2001	2002	2001

Net revenues	$527,894	$462,096	$1,501,866	$1,308,662
Cost of goods sold	321,705	296,124	928,405	849,553

Gross margin	206,189	165,972	573,461	459,109

Selling, general and administrative expenses	181,469	157,974	500,305	444,966
Interest expense — net	106	1,733	585	4,880

Earnings before income taxes	24,614	6,265	72,571	9,263

Income taxes	9,477	2,412	27,940	3,566

Net earnings	$15,137	$3,853	$44,631	$5,697

Basic earnings per share	$.13	$.03	$.39	$.05
Diluted earnings per share	$.13	$.03	$.37	$.05

Shares used in calculation of earnings per share:
Basic	116,015	113,590	115,069	112,234
Diluted	119,796	116,089	119,631	115,091

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-Nine Weeks Ended
	November 3,	October 28,
Dollars in thousands	2002	2001

Cash flows from operating activities:
Net earnings	$44,631	$5,697
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	67,891	59,414
Net loss on disposal of assets	2,079	1,974
Amortization of deferred lease incentives	(11,606)	(9,436)
Deferred income taxes	1,254	—
Amortization of deferred stock-based compensation	2,781	2,320
Other	88	777
Changes in:
Accounts receivable	(21,502)	(10,669)
Merchandise inventories	(109,104)	(48,786)
Prepaid catalog expenses	(12,041)	(4,526)
Prepaid expenses and other assets	(5,033)	(4,291)
Accounts payable	76,670	(39,571)
Accrued expenses and other liabilities	12,421	4,595
Deferred lease incentives	45,499	24,118
Income taxes payable	(21,949)	(32,170)

Net cash provided by (used in) operating activities	72,079	(50,554)

Cash flows from investing activities:
Purchases of property and equipment	(117,482)	(118,639)
Other	—	350

Net cash used in investing activities	(117,482)	(118,289)

Cash flows from financing activities:
Borrowings under line of credit	—	504,400
Repayments under line of credit	—	(349,150)
Repayments of long-term obligations	(6,959)	(12,151)
Proceeds from exercise of stock options	15,918	12,937
Credit facility renewal costs	(511)	—

Net cash provided by financing activities	8,448	156,036

Effect of exchange rates on cash and cash equivalents	42	(26)
Net decrease in cash and cash equivalents	(36,913)	(12,833)
Cash and cash equivalents at beginning of period	75,374	19,730

Cash and cash equivalents at end of period	$38,461	$6,897

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Thirty-Nine Weeks Ended November 3, 2002 and October 28, 2001
(Unaudited)

NOTE A. FINANCIAL STATEMENTS — BASIS OF PRESENTATION

The condensed consolidated balance sheets as of November 3, 2002 and October 28, 2001, the condensed consolidated statements of earnings for the thirteen and thirty-nine week periods ended November 3, 2002 and October 28, 2001, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 3, 2002 and October 28, 2001 have been prepared by Williams-Sonoma, Inc., without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine week periods then ended. These financial statements include Williams-Sonoma, Inc., and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and accounts have been eliminated. The balance sheet at February 3, 2002, presented herein, has been derived from the audited balance sheet of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002.

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

The results of operations for the thirteen and thirty-nine weeks ended November 3, 2002 are not necessarily indicative of the operating results of the full year.

NOTE B. NEW ACCOUNTING PRONOUNCEMENT

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. Management does not believe the adoption of SFAS No. 146 will have an impact on the consolidated financial position or results of operation of the Company.

NOTE C. BORROWING ARRANGEMENTS

The Company’s line of credit facility provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratio, minimum fixed charge coverage ratio, and maximum annual capital expenditures. The line of credit facility was renewed by an amended and restated agreement dated October 22, 2002. The amended agreement expires on October 22, 2005. Through April 22, 2005, the Company may, upon notice to the lenders, request an increase in the facility up to $250,000,000. The Company may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on the Company’s leverage ratio. As of November 3, 2002, the Company had no borrowings outstanding under the line of credit facility.

As of November 3, 2002, the Company had issued and outstanding standby letters of credit under the line of credit facility in an aggregate amount of $9,964,000. The standby letters of credit were issued to replace surety bonds that support workers’ compensation and other insurance programs.

In July 2002, the Company entered into three new unsecured commercial letter of credit reimbursement agreements for an aggregate of $100,000,000. These agreements expire on July 2, 2003. The latest expiration for the letters of credit issued under the agreements is November 29, 2003. Per the new agreements, the Company is permitted to have issued and outstanding up to $120,000,000 under both the new letter of credit agreements and the prior letter of credit agreement. As of November 3, 2002, $1,037,000 was outstanding under the prior letter of credit agreement, and $75,892,000 was outstanding under the new letter of credit agreements. Such letters of credit represent only a future commitment to fund inventory purchases to which the Company had not taken legal title as of November 3, 2002.

NOTE D. COMPREHENSIVE INCOME

Comprehensive income for the thirteen and thirty-nine weeks ended November 3, 2002 and October 28, 2001 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 3,	October 28,	November 3,	October 28,
Dollars in thousands	2002	2001	2002	2001

Net earnings	$15,137	$3,853	$44,631	$5,697
Other comprehensive income (loss) - Foreign currency translation adjustment	46	8	95	(6)

Comprehensive income	$15,183	$3,861	$44,726	$5,691

NOTE E. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

	Net	Weighted	Per-Share
Dollars and amounts in thousands, except per share amounts	Earnings	Average Shares	Amount

Thirteen weeks ended November 3, 2002
Basic	$15,137	116,015	$0.13
Effect of dilutive stock options	—	3,781
Diluted	$15,137	119,796	$0.13
Thirteen weeks ended October 28, 2001
Basic	$3,853	113,590	$0.03
Effect of dilutive stock options	—	2,499
Diluted	$3,853	116,089	$0.03
Thirty-Nine weeks ended November 3, 2002
Basic	$44,631	115,069	$0.39
Effect of dilutive stock options	—	4,562
Diluted	$44,631	119,631	$0.37
Thirty-Nine weeks ended October 3, 2001
Basic	$5,697	112,234	$0.05
Effect of dilutive stock options	—	2,857
Diluted	$5,697	115,091	$0.05

Options with an exercise price greater than the average market price of common shares were 63,000 and 268,000 for the thirteen weeks and 46,000 and 213,000 for the thirty-nine weeks ended November 3, 2002 and October 28, 2001, respectively, and were not included in the computation of diluted earnings per share.

NOTE F. STOCK-BASED COMPENSATION

In fiscal 2001, the Company entered into an employment agreement (the “Agreement”), effective April 2, 2001, with Dale Hilpert to serve as the Company’s Chief Executive Officer and as a Director. Under the Agreement, the Company agreed to issue Mr. Hilpert 500,000 restricted shares of the Company’s common stock. Such restricted shares will vest on March 31, 2004 based upon Mr. Hilpert’s continued employment through such date. Accordingly, total compensation expense (based upon the fair market value of $15.45 on the issue date) of $7,725,000 is being recognized ratably through March 31, 2004. In both the thirteen weeks ended November 3, 2002 and October 28, 2001, the Company recognized $624,000, and in the thirty-nine weeks ended November 3, 2002 and October 28, 2001, recognized $1,872,000 and $1,696,000, respectively, of compensation expense related to these restricted shares, with a remaining $3,533,000 of deferred compensation included in shareholders’ equity at November 3, 2002.

The Company entered into other employment agreements with executive officers during fiscal 2001. The Company has recognized $303,000 in both the thirteen weeks ended November 3, 2002 and October 28, 2001, and $909,000 and $624,000 in the thirty-nine weeks ended November 3, 2002 and October 28, 2001, respectively, of stock-based compensation expense related to these other employment agreements. At November 3, 2002, $1,227,000 of deferred compensation related to these agreements was included in shareholders’ equity.

NOTE G. SEGMENT REPORTING

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

Segment Information

Dollars in thousands	Retail	Direct-to-Customer	Unallocated	Total

Thirteen weeks ended November 3, 2002
Net revenues	$307,813	$220,081	$—	$527,894
Depreciation and amortization expense	14,847	5,102	3,276	23,225
Earnings (loss) before income taxes	28,154	31,733	(35,273)	24,614
Capital expenditures	43,130	4,548	5,267	52,945
Thirteen weeks ended October 28, 2001
Net revenues	$259,361	$202,735	$—	$462,096
Depreciation and amortization expense	13,233	4,794	2,904	20,931
Earnings (loss) before income taxes	15,257	16,170	(25,162)	6,265
Capital expenditures	37,044	2,100	6,034	45,178
Thirty-nine weeks ended November 3, 2002
Net revenues	$864,716	$637,150	$—	$1,501,866
Depreciation and amortization expense	43,619	14,818	9,454	67,891
Earnings (loss) before income taxes	83,525	91,171	(102,125)	72,571
Assets	765,389	177,517	210,603	1,153,509
Capital expenditures	97,367	9,350	10,765	117,482
Thirty-nine weeks ended October 28, 2001
Net revenues	$729,985	$578,677	$—	$1,308,662
Depreciation and amortization expense	37,057	13,928	8,429	59,414
Earnings (loss) before income taxes	40,092	48,591	(79,420)	9,263
Assets	680,878	177,281	163,860	1,022,019
Capital expenditures	83,333	13,773	21,533	118,639

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Risk Factors

The plans, projections and other forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q with respect to the financial condition, results of operations and business of Williams-Sonoma, Inc. and its subsidiaries (the “Company”) are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These risks and uncertainties include, without limitation, the following and should be read in conjunction with the Risk Factors portion of Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002:

•	The Company’s ability to anticipate consumer preferences and buying trends
•	The Company’s dependence on timely introduction and customer acceptance of its merchandise
•	Construction and other delays in store openings
•	Labor disputes experienced by the Company’s suppliers and/or carriers of goods or services, and union organizing activities at any of its facilities
•	Competition from companies with concepts or products similar to those of the Company
•	The Company’s timely and effective sourcing of its merchandise from its foreign and domestic vendors and delivery of merchandise through its supply chain to its stores and customers
•	The Company’s effective inventory management commensurate with customer demand
•	The Company’s successful catalog management, including timing, sizing and merchandising
•	Uncertainties in Internet marketing, infrastructure and regulation
•	Changes in consumer spending based on weather, economic, political, competitive and other conditions beyond the Company’s control
•	Multi-channel and multi-brand complexities
•	The Company’s dependence on external funding sources for operating funds
•	The Company’s ability to control employment, occupancy and other operating costs
•	The Company’s ability to improve and control its systems and processes
•	General economic and market conditions and events
•	Other risks and uncertainties contained in the Company’s public announcements, reports to shareholders and SEC filings, including but not limited to Reports on Forms 10-K, 8-K and 10-Q.

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

The following table summarizes the Company’s net revenues for the thirteen and thirty-nine weeks ended November 3, 2002 and October 28, 2001.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended

	November 3,		October 28,		November 3,		October 28,
Dollars in thousands	2002	% Total	2001	% Total	2002	% Total	2001	% Total

Retail sales	$306,078	58.0%	$257,610	55.7%	$859,469	57.2%	$725,044	55.4%
Direct-to-customer sales	187,656	35.5%	176,218	38.1%	543,037	36.2%	502,235	38.4%
Shipping fees	34,160	6.5%	28,268	6.2%	99,360	6.6%	81,383	6.2%

Net revenues	$527,894	100.0%	$462,096	100.0%	$1,501,866	100.0%	$1,308,662	100.0%

Net revenues for the thirteen weeks ended November 3, 2002 (Third Quarter of 2002) were $527,894,000, an increase of $65,798,000 or 14.2% over net revenues for the thirteen weeks ended October 28, 2001 (Third Quarter of 2001). Net revenues for the thirty-nine week period ended November 3, 2002 (Year-to-Date 2002) were $1,501,866,000, an increase of $193,204,000 or 14.8% from the thirty-nine week period ended October 28, 2001 (Year-to-Date 2001). The reasons for these increases are discussed in the segment analyses below.

During the Third Quarter of 2002, the Company launched a private label credit card program in both the retail and direct-to-customer channels of the Pottery Barn and Pottery Barn Kids brands. A third party credit provider administers the program, and the Company bears no credit risk. To support the launch of the card, the Company offered introductory discounts and a loyalty rewards program to customers who used the card. The cost of these programs is accounted for as a reduction of net revenues and negatively impacted quarter-over-quarter and year-over-year top line sales growth.

Retail Revenues

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 3,	October 28,	November 3,	October 28,
Dollars in thousands	2002	2001	2002	2001

Retail sales	$306,078	$257,610	$859,469	$725,044
Shipping fees	1,735	1,751	5,247	4,941

Total retail revenues	$307,813	$259,361	$864,716	$729,985

Percent growth in retail sales	18.8%	15.1%	18.5%	15.7%
Percent increase (decrease) in comparable store sales	2.8%	(1.1%)	2.9%	(1.0%)
Number of stores — beginning of period	445	393	415	382
Number of new stores	34	21	70	40
Number of closed stores	(2)	(2)	(8)	(10)
Number of stores — end of period	477	412	477	412
Store selling square footage at quarter-end (sq. ft.)	2,331,000	1,925,000	2,331,000	1,925,000
Store leased square footage (“LSF”) at quarter-end (sq. ft.)	3,681,000	3,038,000	3,681,000	3,038,000

	Store Count				Avg. LSF Per Store	Store Count	Avg. LSF Per Store

	August 4,			November 3,	November 3,	October 28,	October 28,
	2002	Openings	Closings	2002	2002	2001	2001

Williams-Sonoma	223	12	—	235	5,200	211	5,000
Pottery Barn	151	10	(2)	159	11,400	141	11,200
Pottery Barn Kids	42	12	—	54	7,600	23	7,400
Hold Everything	15	—	—	15	3,700	24	3,500
Outlets	14	—	—	14	13,100	13	10,900

Total	445	34	(2)	477	7,700	412	7,400

Retail revenues for the Third Quarter of 2002 increased $48,452,000 or 18.7% over retail revenues for the Third Quarter of 2001 primarily due to a net increase of 65 stores and a 2.8% increase in comparable store sales, partially offset by sales discounts to customers utilizing the Company’s private label credit card. Pottery Barn and Pottery Barn Kids brands accounted for 49 of the 65 net increase of stores and 67.5% of the growth in retail revenues from Third Quarter of 2001 to Third Quarter of 2002.

Total retail revenues for Year-to-Date 2002 grew $134,731,000 or 18.5% over the same period of the prior year, primarily due to new store openings. Retail sales for the Third Quarter of 2001 were negatively impacted by the economic aftermath of the events of September 11th. The Pottery Barn and the Pottery Barn Kids brands accounted for 77.7% of the growth in retail revenues from Year-to-Date 2001 to Year-to-Date 2002.

Comparable Store Sales

Comparable stores are defined as those whose gross square feet did not change by more than 20% in the previous 12 months and which have been open for at least 12 months without closure for seven or more consecutive days. Comparable store sales of merchandise are computed monthly for purposes of this analysis.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 3,	October 28,	November 3,	October 28,
Percent increase (decrease) in sales	2002	2001	2002	2001

Williams-Sonoma	4.9%	(0.5%)	1.6%	1.9%
Pottery Barn	1.5%	(0.9%)	4.6%	(3.6%)
Pottery Barn Kids	(2.7%)	(1.9%)	0.8%	(1.9%)
Hold Everything	6.6%	(15.4%)	(7.0%)	(5.3%)
Outlets	3.6%	7.3%	1.7%	11.8%

Total	2.8%	(1.1%)	2.9%	(1.0%)

Comparable store sales in the Pottery Barn Kids concept have and are expected to continue to fluctuate due to the rapid growth of the retail store base in fiscal 2002 and fiscal 2001 and the initial impact of new store openings on existing comparable stores; strong first year sales in new stores due to grand opening events; and inventory management challenges that resulted from aggressive store opening calendars and better than expected merchandise successes in a new retail concept. At the end of the Third Quarter of 2002, Pottery Barn Kids operated 54 retail stores versus 23 stores at the end of the Third Quarter of 2001. For the comparable store sales base calculation, 20 stores were included in the Third Quarter of 2002 and only three stores were included in the Third Quarter of 2001.

Direct-to-Customer Revenues

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 3,	October 28,	November 3,	October 28,
Dollars in thousands	2002	2001	2002	2001

Catalog sales	$139,614	$140,724	$412,165	$418,152
Internet sales	48,042	35,494	130,872	84,083

Total direct-to-customer sales	187,656	176,218	543,037	502,235

Shipping fees	32,425	26,517	94,113	76,442

Total direct-to-customer revenues	$220,081	$202,735	$637,150	$578,677

Percent growth in direct-to-customer sales	6.5%	0.8%	8.1%	9.4%
Percent increase in number of catalogs mailed	36.6%	3.6%	19.8%	6.9%

Direct-to-customer revenues of $220,081,000 in the Third Quarter of 2002 increased $17,346,000 or 8.6% over direct-to-customer revenues in the Third Quarter of 2001. For Year-to-Date 2002, direct-to-customer revenues increased $58,473,000 or 10.1% to $637,150,000 from Year-to-Date 2001. These increases were primarily due to strong growth in the Pottery Barn, Williams-Sonoma and Pottery Barn Kids brands and incremental revenues from the West Elm catalog launched in April 2002, partially offset by an expected decrease in the Hold Everything brand and introductory sales discounts to customers utilizing the Company’s private label credit card.

Direct-to-customer growth was driven primarily by the Internet, which increased sales during the Third Quarter of 2002 by $12,548,000 or 35.4% to $48,042,000 from the Third Quarter of 2001. Direct-to-customer sales for the Third Quarter of 2001 were negatively impacted by the economic aftermath of the events of September 11th. For Year-to-Date 2002, Internet sales increased $46,789,000 or 55.6% to $130,872,000 from Year-to-Date 2001. The Company estimates that approximately 40% to 50% of non-bridal e-commerce sales are incremental to the direct-to-customer channels and approximately 50% to 60% are from mail order customers who would have potentially placed an order via the catalog call center. Catalog sales were affected by the continuing trend in customer preference to place orders via the internet rather than by phone, and by initial purchase and loyalty program discounts on private label credit card catalog sales.

Cost of Goods Sold

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended

	November 3,	% Net	October 28,	%Net	November 3,	% Net	October 28,	% Net
Dollars in thousands	2002	Revenues	2001	Revenues	2002	Revenues	2001	Revenues

Cost of goods and occupancy expenses	$293,338	55.6%	$265,692	57.5%	$840,759	56.0%	$763,520	58.3%
Shipping costs	28,367	5.3%	30,432	6.6%	87,646	5.8%	86,033	6.6%

Total cost of goods sold	$321,705	60.9%	$296,124	64.1%	$928,405	61.8%	$849,553	64.9%

Cost of goods and occupancy expenses increased $27,646,000 to $293,338,000 in the Third Quarter of 2002 from $265,692,000 in the Third Quarter of 2001. Cost of goods and occupancy expenses expressed as a percentage of net revenues for the Third Quarter of 2002 decreased 190 basis points to 55.6% from 57.5% in the Third Quarter of 2001. For Year-to-Date 2002, cost of goods and occupancy expenses increased $77,239,000 to $840,759,000 from $763,520,000 from Year-to-Date 2001. Cost of goods and occupancy expenses expressed as a percentage of net revenues for Year-to-Date 2002 decreased 230 basis points to 56.0% from 58.3% for Year-to-Date 2001. These decreases were primarily driven by several operational improvements including (1) an increase in net shipping profitability; (2) a substantial reduction in customer returns and replacements from improved merchandise quality, changes in the Company’s return policy for furniture in the Pottery Barn brands, and new processes for handling returns in the call centers; (3) a substantial reduction in retail inventory shrinkage due to better than expected mid-year physical inventory results; (4) lower cost of merchandise due to improved sourcing; and (5) lower freight costs from the distribution center to the stores.

Shipping costs consist of third-party delivery services and shipping materials. Shipping costs decreased to $28,367,000 in the Third Quarter of 2002 from $30,432,000 in the Third Quarter of 2001. As a percentage of shipping fees, shipping costs have decreased to 83.0% in the Third Quarter of 2002 from 107.7% in the Third Quarter of 2001. For Year-to-Date 2002, shipping costs increased to $87,646,000 from $86,033,000 for Year-to-Date 2001. As a percentage of shipping fees, shipping costs have decreased to 88.2% for Year-to-Date 2002 from 105.7% for Year-to-Date 2001. Shipping costs as a percentage of shipping fees decreased due to an increase in shipping fees from the modification of the Company’s shipping rates and surcharge tables. In addition, shipping costs decreased due to improved logistics.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $23,495,000 or 14.9% to $181,469,000 in the Third Quarter of 2002 from $157,974,000 in the Third Quarter of 2001. Selling, general and administrative expenses expressed as a percent of net revenues increased by 20 basis points to 34.4% in the Third Quarter of 2002 from 34.2% in the Third Quarter of 2001. As a percentage of net revenues, this increase in selling, general and administrative expenses was primarily due to an increase in employment costs offset by significant leverage in administrative expenses and lower advertising. The employment cost increase as a percentage of net revenues was primarily due to an increase in incentive compensation based upon improved profitability, higher retail employment due to a year-over-year increase in new store openings and higher employment costs to support information technology initiatives. The significant leverage in administrative expenses was primarily due to a reduction in credit card exchange fees due to the customer shifting from major credit cards to the Company’s private label credit card during the Third Quarter of 2002; a reduction in bad debt expense due to the implementation of check authorization in the fourth quarter of 2001; and ongoing reductions in other general operating expenses.

For Year-to-Date 2002, selling, general and administrative expenses increased $55,339,000 or 12.4% to $500,305,000 from $444,966,000 for Year-to-Date 2001. Selling, general and administrative expenses expressed as a percentage of net revenues decreased by 70 basis points to 33.3% for Year-to-Date 2002 from 34.0% for Year-to-Date 2001. As a percentage of net revenues, this decrease in selling, general and administrative expense was primarily due to a significant leverage in catalog advertising costs and other operating expenses, partially offset by higher employment costs. The reduced catalog advertising costs as a percentage of net revenues was primarily due to an overall reduction in the percentage of total net revenues being generated by direct-to-customer channel, higher catalog productivity, and lower catalog production costs. The employment cost increase as a percentage of net revenues was primarily due to an increase in incentive compensation based upon improved year-over-year profitability.

Interest Expense — Net

Net interest expense decreased $1,627,000 to $106,000 in the Third Quarter of 2002 from $1,733,000 in the Third Quarter of 2001. For Year-to-Date 2002, net interest expense decreased $4,295,000 to $585,000 from $4,880,000 for Year-to-Date 2001. These decreases were primarily due to no borrowings under the revolving line of credit facility during fiscal 2002.

Income Taxes

The Company’s effective tax rate was 38.5% for Year-to-Date 2002 and Year-to-Date 2001.

Liquidity and Capital Resources

For Year-to-Date 2002, net cash provided by operating activities was $72,079,000 as compared to cash used by operating activities of $50,554,000 in Year-to-Date 2001. This improvement in operating cash is primarily attributable to higher net earnings and a significant increase in accounts payable partially offset by an increase in merchandise inventories.

Net cash used in investing activities was $117,482,000 for Year-to-Date 2002 as compared to net cash used in investing activities of $118,289,000 for the same period of fiscal 2001. Year-to-Date 2002 purchases of property and equipment include approximately $88,146,000 for stores, $25,770,000 for systems development projects and $3,566,000 for distribution and facility infrastructure projects.

Year-to-Date 2001 purchases of property and equipment include approximately $74,584,000 for stores, $30,067,000 for systems development projects, $12,527,000 for the buildout of corporate facilities and $1,461,000 for distribution capacity expansion.

Based on the Company’s current plans, gross capital expenditures in fiscal 2002 are projected to be approximately $160,000,000, including $114,000,000 for stores, $40,000,000 for systems development and approximately $6,000,000 for distribution and facility infrastructure projects. In addition to these projected expenditures, on March 4, 2002, the Company’s Board of Directors authorized management to obtain information, conduct negotiations and enter into appropriate agreements with the intent to pursue potential acquisitions of two distribution facilities currently leased from certain related parties prior to the end of fiscal 2002.

For Year-to-Date 2002, cash provided by financing activities was $8,448,000, comprised primarily of $15,918,000 in proceeds from the exercise of stock options, partially offset by the repayment of long-term obligations of $6,959,000 including the repayment of capital lease and long-term debt obligations.

For Year-to-Date 2001, cash provided by financing activities was $156,036,000, comprised primarily of net line of credit borrowings of $155,250,000 and $12,937,000 in proceeds from the exercise of stock options, partially offset by the repayment of long-term obligations of $12,151,000 including the repayment of a mortgage agreement and long-term debt obligations.

The Company’s line of credit facility provides for a $200,000,000 unsecured revolving credit facility and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratio, minimum fixed charge coverage ratio, and maximum annual capital expenditures. The line of credit facility was renewed by an amended and restated agreement dated October 22, 2002. The amended agreement expires on October 22, 2005. Through April 22, 2005, the Company may, upon notice to the lenders, request an increase in the facility up to $250,000,000. The Company may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on the Company’s leverage ratio. As of November 3, 2002, the Company had no borrowings outstanding under the line of credit facility.

As of November 3, 2002, the Company had issued and outstanding standby letters of credit under the line of credit facility in an aggregate amount of $9,964,000. The standby letters of credit were issued to replace surety bonds that support workers’ compensation and other insurance programs.

In July 2002, the Company entered into three new unsecured commercial letter of credit reimbursement agreements for an aggregate of $100,000,000. These agreements expire on July 2, 2003. The latest expiration for the letters of credit issued under the agreements is November 29, 2003. Per the new agreements, the Company is permitted to have issued and outstanding up to $120,000,000 under both the new letter of credit agreements and the prior letter of credit agreement. As of November 3, 2002, $1,037,000 was outstanding under the prior letter of credit agreement, and $75,892,000 was outstanding under the new letter of credit agreements. Such letters of credit represent only a future commitment to fund inventory purchases to which the Company had not taken legal title as of November 3, 2002.

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

Interest Rate Risk
 The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 26 basis points (a 10% change in the associated debt’s variable rate as of November 3, 2002), the Company’s results from operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.

The Company has an interest rate cap contract at 5.88% with a notional amount of $13,083,000 which extends through February 2005 related to an operating lease. The contract has not been designated as a hedge and is accounted for by adjusting the carrying amount of the contract to market. A loss of approximately $19,000 and $88,000 was recorded in selling, general and administrative expenses for the thirteen and thirty-nine weeks ended November 3, 2002, respectively, and nil in the thirteen and thirty-nine weeks ended October 28, 2001.

Foreign Currency Risks
 The Company enters into a significant amount of purchases outside of the U.S. that are primarily U.S. dollar transactions. A small percentage of the Company’s international purchase transactions are in currencies other than the U.S dollar. Any currency risks related to these transactions are immaterial to the Company as a whole. As of November 3, 2002, the Company has eight retail stores in Toronto, Canada and expects to open one or more additional Canadian stores in fiscal 2003 which exposes the Company to market risk associated with foreign currency exchange rate fluctuations.

During fiscal 2002, due to the Company’s new operations in Canada and the volatility of the Canadian dollar, 30-day forward contracts have been purchased in order to limit the currency exposure associated with intercompany asset and liability accounts that are denominated in Canadian dollars. The Company continues to monitor currency exposure, which has been immaterial during fiscal 2002 to date, and will continue to take steps toward limiting foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES

As of November 3, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Senior Vice President, Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of November 3, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to November 3, 2002.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Exhibit Description

10.1	Second Amended and Restated Credit Agreement, dated October 22, 2002 between the Company and Bank of America, N.A. as administrative agent and L/C issuer, Fleet National Bank and The Bank of New York as co-syndication agents, Wells Fargo Bank, N.A. and JPMorgan Chase Bank as co-documentation agents, and the Lenders party hereto
99.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the third quarter of fiscal 2002:

Report dated August 14, 2002 disclosing the sworn statements of Williams-Sonoma, Inc.’s Chief Executive Officer and Chief Financial Officer as required pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

Dated: December 16, 2002	By:	/s/ SHARON L. MCCOLLAM

Sharon L. McCollam
Senior Vice President
Chief Financial Officer

CERTIFICATION

I, Dale W. Hilpert, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Williams-Sonoma, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
	By:	/s/ DALE W. HILPERT

Dale W. Hilpert
Chief Executive Officer

CERTIFICATION

I, Sharon L. McCollam, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Williams-Sonoma, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
	By:	/s/ SHARON L. MCCOLLAM

Sharon L. McCollam
Senior Vice President
Chief Financial Officer