Form 10-K
period 2003-02-02
WILLIAMS SONOMA INC
filed 2003-04-15
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2003.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of August 4, 2002, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $1,892,878,584 using the closing sales price on the previous business day of $20.45. It is assumed for purposes of this computation an affiliate includes all persons listed as executive officers and directors with the Securities and Exchange Commission, as well as the registrant’s Associate Stock Incentive Plan.

As of March 31, 2003, 115,116,133 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2003 Annual Meeting (the “Proxy Statement”) have been incorporated in Part III hereof.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the business and results of operations of Williams-Sonoma, Inc. (“we”, “us” or “our”) to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, any projections of earnings, revenues or financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new products or retail concepts, any statements regarding future economic conditions or performance, any statements relating to our plans to increase retail leased square footage, any statements relating to our plans to open new retail stores, any statements relating to our projected capital expenditures, any statements relating to our plans to open additional Canadian stores, and statements of belief and any statements of assumptions underlying the foregoing.

The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed under the heading “Risk Factors” in Item 7 hereto and the risks discussed from time to time in our other public filings. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

We have not undertaken, nor is it required, to publicly update or revise any of our forward-looking statements, even if experience or future events make it clear that the results set forth in such statements will not be realized.

WILLIAMS-SONOMA, INC.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED FEBRUARY 2, 2003

PART I

ITEM 1. BUSINESS

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our four retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything). The direct-to-customer segment of our business sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything, West Elm and Chambers) and four e-commerce websites (wsweddings.com, williams-sonoma.com, potterybarn.com and potterybarnkids.com). Based on net revenues in fiscal 2002, retail accounted for 60.3% of our business and direct-to-customer accounted for 39.7%. Based on their contribution to our net revenues in fiscal 2002, the principal concepts in both retail and direct-to-customer are: Williams-Sonoma, which sells cookware essentials; Pottery Barn, which sells contemporary tableware and home furnishings; and Pottery Barn Kids, which sells stylish children’s furnishings.

We were founded in 1956 with the opening of our first store in Sonoma, California by Charles E. Williams, currently Vice Chairman and a Director. Today, the Williams-Sonoma stores offer a wide selection of culinary and serving equipment, including cookware, cookbooks, cutlery, informal dinnerware, glassware, table linens, specialty foods and cooking ingredients. Our direct-to-customer business began in 1972 when we introduced our flagship catalog, “A Catalog for Cooks,” which marketed the Williams-Sonoma brand.

In 1983, we internally developed the Hold Everything catalog to offer innovative solutions for household storage needs by providing efficient organization solutions for every room in the house. The first Hold Everything store opened in 1985.

In 1986, we acquired Pottery Barn, a retailer and direct-to-customer merchandiser featuring a large assortment of items in casual home furnishings, flatware and table accessories that we design internally and source from around the world, to create a dynamic look in the home.

In 1989, we developed Chambers, a mail order merchandiser of high quality linens, towels, robes, soaps and accessories for the bed and bath.

In 1999, we launched both our Williams-Sonoma Internet wedding and gift registry website and our Williams-Sonoma e-commerce site. In addition, we launched the Pottery Barn Kids catalog, which offers stylish children’s furnishings.

In 2000, we opened our first Pottery Barn Kids stores across the United States. In addition, we also introduced our Pottery Barn website and created Pottery Barn Bed + Bath, a catalog dedicated to bed and bath products.

In 2001, we launched our Pottery Barn Kids website, Pottery Barn online gift and bridal registry, and Pottery Barn Kids online gift registry. Additionally, in 2001, we opened five new retail stores (two Williams-Sonoma, two Pottery Barn and one Pottery Barn Kids retail stores) in Toronto, Canada, our first stores outside the United States.

During fiscal 2001 and 2002, the Hold Everything brand developed and implemented a brand repositioning strategy in both the retail and direct-to-customer channels. As part of this repositioning strategy, sales expectations for the brand were modified to reflect reduced catalog pages and circulation, lowered store counts, and a change in merchandise mix. As of the end of fiscal 2002, we finalized our repositioning strategy and will be launching the new Hold Everything brand in fiscal 2003.

In 2002, we launched our new West Elm catalog. The new brand targets young, design conscious consumers looking to furnish and accessorize their apartments, lofts or first homes with quality products at accessible price points. West Elm product categories include furniture, decorative accessories, tabletop items and an extensive textile collection.

In April 2003, we will launch our newest catalog, PBteen, which will be the first home retail concept to focus exclusively on the teenage market. PBteen will offer exclusively designed lifestyle collections for bedrooms, study, and lounge areas that include products in five key merchandise categories: furniture, rugs, lighting, bedding, and accessories. The products in PBteen are designed to reflect teen personalities, styles and interests and are intended to speak to teenagers with the voice of a teen magazine.

RETAIL STORES

The retail segment has four merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything). As of February 2, 2003, we operated 478 retail stores, located in 42 states, Washington, D.C. and Toronto, Canada. This represents 236 Williams-Sonoma, 159 Pottery Barn, 56 Pottery Barn Kids, 13 Hold Everything, and 14 Outlet stores (our Outlet stores carry merchandise from all merchandising concepts). In fiscal 2003, we plan to increase retail leased square footage by approximately 9% to 11%. The average leased square footage for new and expanded stores in fiscal 2003 will be approximately 10,500 leased square feet for Pottery Barn, 7,700 leased square feet for Pottery Barn Kids and 7,300 leased square feet (including two flagship stores) for Williams-Sonoma.

DIRECT-TO-CUSTOMER OPERATIONS

The direct-to-customer segment has six merchandising concepts and sells products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything, West Elm and Chambers) and four e-commerce websites (wsweddings.com, williams-sonoma.com, potterybarn.com and potterybarnkids.com). Of these six merchandising concepts, the Pottery Barn brand and its extensions have been the major source of sales growth in the direct-to-customer segment for the last several years. We believe that the success of the Pottery Barn brand and its extensions reflect our continuing investment in product design and quality and the consumer recognition achieved through our Pottery Barn and Pottery Barn Kids catalogs, websites and stores.

The shift in percent of total revenue between the retail and direct-to-customer channels over the past several years is largely attributable to the introduction of the e-commerce websites and the Pottery Barn Kids brand. Launched as a catalog-only vehicle in fiscal 1999, it added significant volume to the direct-to-customer channel during its first two years. Launched in store format in late fiscal 2000, the brand has also generated significant new volume to the retail channel during the past two years.

Although the amount of e-commerce sales that are incremental to our direct-to-customer channel cannot be identified precisely, we estimate that approximately 40% to 50% of aggregate non-bridal e-commerce sales are incremental to the direct-to-customer channels and approximately 50% to 60% are from catalog customers who would have potentially placed an order via the catalog call center.

We send our catalogs to addresses from our proprietary customer list, as well as to names from lists from other mail order merchandisers, magazines and companies which we receive in exchange for either payment or new addresses, consistent with our published privacy policies. In accordance with prevailing industry practice, we rent our list to select merchandisers. Our customer list is continually updated to include new prospects and eliminate non-responders.

The direct-to-customer business complements the retail business by building customer awareness of a brand and acting as an effective advertising vehicle. In addition, we believe that the mail order catalogs and the Internet act as a cost efficient means of testing market acceptance of new products.

SUPPLIERS

We purchase our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which individually accounted for approximately 4% of purchases during fiscal 2002. Approximately 58% of our merchandise purchases in fiscal 2002 were foreign sourced, primarily from Asia and Europe. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

COMPETITION AND SEASONALITY

The specialty retail business is highly competitive. Our specialty retail stores, mail order catalogs and Internet websites compete with other retail stores, including large department stores, discount stores, other specialty retailers offering home centered assortments, other mail order catalogs and other e-commerce websites. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors and an increase in competition from established companies. We compete on the basis of the quality of our merchandise, service to our customers and our proprietary customer list, as well as location and appearance of our stores.

Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our revenues and net earnings have been realized during the period from October through December, and levels of net revenues and net earnings have generally been significantly lower during the period from January through September. We believe this is the general pattern associated with the direct-to-customer and retail industries. In anticipation of our peak season, we hire a substantial number of additional employees in our retail stores and direct-to-customer processing and distribution areas, and incur significant fixed catalog production and mailing costs.

PATENTS, TRADEMARKS, COPYRIGHTS AND DOMAIN NAMES

We own and/or have applied to register over one hundred trademarks and service marks in the United States, Canada and in approximately 35 additional countries throughout the world. Exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries under license. These marks include brand names for products as well as house marks for the subsidiaries and their signature publications and web sites. The house marks in particular, including “Williams-Sonoma,” the Williams-Sonoma Grande Cuisine logo, “Pottery Barn,” “Hold Everything,” “Chambers,” “Pottery Barn Kids,” and “west elm,” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications and web site designs, among other things, which are also used by our subsidiaries under license. We hold patents on certain product functions and product designs. In addition, we have registered and maintain numerous Internet domain names, including “wsweddings.com,” “williams-sonoma.com,” “potterybarn.com,” and “potterybarnkids.com.” Collectively, the copyrights, trade dress rights, patents and domain names that we hold are of material importance to us.

EMPLOYEES

As of February 2, 2003, we employed approximately 32,000 persons, approximately 6,000 of whom were full-time employees. During the fiscal 2002 peak season, we hired approximately 15,000 temporary employees in our stores and in our direct-to-customer processing and distribution centers.

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the Securities and Exchange Commission’s (“SEC”) Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding Williams-Sonoma, Inc. and other companies that file materials with the SEC electronically. You may also obtain copies of our Forms 10-K and Forms 10-Q filed with the SEC, free of charge, on our website at www.williams-sonomainc.com.

ITEM 2. PROPERTIES

Our gross leased store space, as of February 2, 2003, totaled approximately 3,725,000 square feet for 478 stores compared to approximately 3,179,000 square feet for 415 stores at February 3, 2002. All of the existing stores are leased by us with original terms ranging generally from 3 to 23 years. Certain leases contain renewal options for periods of up to 20 years. Store leases typically provide for minimum rental payments and additional rent based upon a percentage of store sales if a specified store sales target is exceeded. Such contingent rental expense is accrued each reporting period if achievement of a store sales target is considered probable. (See Note E to our Consolidated Financial Statements.)

We lease distribution facilities in the following locations:

Location	Square Footage (Approximate)

Olive Branch, Mississippi	2,105,000 square feet
Memphis, Tennessee	1,036,000 square feet

Two of our distribution facilities in Memphis, Tennessee are leased from two partnerships whose partners include two of our directors, one of which is also an officer, both of whom are significant shareholders of ours. (See Note F to our Consolidated Financial Statements.)

We lease call centers in the following locations:

Location	Square Footage (Approximate)

Las Vegas, Nevada	36,000 square feet
Oklahoma City, Oklahoma	36,000 square feet
Camp Hill, Pennsylvania	38,000 square feet

Our corporate facilities are located in San Francisco, California. Our primary headquarters, consisting of 122,000 square feet, was purchased in 1993. In February 2000, we purchased a 204,000 square foot facility in San Francisco, California for the purpose of consolidating certain headquarters staff and to provide for future growth.

We also lease office, warehouse, design/photo studio and data center space in the following locations:

Location	Square Footage (Approximate)

San Francisco, California	111,000 square feet
Brisbane, California	106,000 square feet
New York City, New York	33,000 square feet
Rocklin, California	14,000 square feet

During fiscal 2002, we leased to a third party approximately 33,000 square feet of our owned properties through April 2002 and we subleased to a third party approximately 38,000 square feet of our San Francisco leased properties through May 2002. As of February 2, 2003, we are occupying all of this 71,000 square feet of previously leased and subleased space.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, there are no material legal proceedings pending against us. From time to time, we may become a party to and subject to claims incident to the ordinary course of our business. Although the results of the proceedings and claims cannot be predicted with certainty, we believe that the ultimate resolution of such matters will not have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the 2002 fiscal year.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol WSM. The following table sets forth the high and low closing prices on the NYSE for the periods indicated as adjusted for our two-for-one stock split on May 9, 2002.

Fiscal 2002	High	Low

1st Quarter	$29.46	$20.90
2nd Quarter	$32.80	$20.45
3rd Quarter	$26.90	$19.96
4th Quarter	$28.87	$21.25

Fiscal 2001	High	Low

1st Quarter	$14.76	$11.50
2nd Quarter	$19.46	$15.00
3rd Quarter	$19.52	$10.87
4th Quarter	$23.00	$12.65

The closing sales price of our common stock on the NYSE on March 31, 2003 was $21.80.

SHAREHOLDERS

The number of shareholders of record as of March 31, 2003 was approximately 525. This number excludes shareholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

We have never declared nor paid, and do not currently intend to pay, a cash dividend on our common stock.

STOCK SPLIT

On April 15, 2002, our Board of Directors declared a two-for-one stock split of our common stock. The stock split was effected by issuing one additional share of common stock for each outstanding share of common stock. The additional shares were distributed on May 9, 2002 to shareholders of record on April 29, 2002. All share and per share amounts have been restated to give effect to this stock split.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

Dollars and amounts in thousands except
percentages, per share amounts and retail
stores data	Feb. 2, 2003	Feb. 3, 2002[1]	Jan. 28, 2001	Jan. 30, 2000	Jan. 31, 1999

Results of Operations
Net revenues	$2,360,830	$2,086,662	$1,829,483	$1,460,000	$1,160,909
Net revenues growth	13.1%	14.1%	25.3%	25.8%	17.9%
Gross margin	$951,601	$793,989	$693,628	$567,027	$450,208
Earnings before income taxes	202,282	122,106	92,329	110,721	90,745
Net earnings	124,403	75,096	56,782	68,100	54,897
Basic net earnings per share[2]	1.08	.67	.51	.61	.51
Diluted net earnings per share[2]	$1.04	$.65	$.49	$.58	$.48
Gross margin as a percent of net revenues	40.3%	38.1%	37.9%	38.8%	38.8%
Operating margin as a percent of net revenues[3]	8.6%	6.1%	5.4%	7.5%	7.9%
Pre-tax operating margin as a percent of net revenues[4]	8.6%	5.9%	5.0%	7.6%	7.8%

Financial Position
Working capital	$200,556	$120,060	$81,623	$194,093	$172,866
Long-term debt and other long-term obligations	23,217	29,307	28,267	40,453	44,649
Total assets	$1,264,455	$994,903	$891,928	$738,942	$576,245
Return on assets	11.0%	8.3%	7.5%	10.6%	10.6%
Shareholders’ equity	$643,978	$532,531	$427,458	$383,309	$302,030
Shareholders’ equity per share (book value)[2]	$5.63	$4.65	$3.83	$3.40	$2.71
Return on equity	21.1%	15.6%	14.0%	19.9%	22.2%
Debt-to-equity ratio	4.0%	6.0%	8.3%	10.8%	15.8%

Retail Stores
Store count
Williams-Sonoma:	236	214	200	185	163
Classic	32	38	45	57	65
Grande Cuisine	204	176	155	128	98
Pottery Barn:	159	145	136	117	96
Classic	6	8	12	17	19
Design Studio	153	137	124	100	77
Pottery Barn Kids	56	27	8	—	—
Hold Everything	13	15	26	32	33
Outlets	14	14	12	10	6
Number of stores at year-end	478	415	382	344	298
Comparable store sales growth	2.7%	1.7%	5.5%	6.4%	5.0%
Store selling area at fiscal year-end (sq. ft.)	2,356,000	2,012,000	1,764,000	1,497,000	1,217,000
Gross leasable area at fiscal year-end (sq. ft.)	3,725,000	3,179,000	2,753,000	2,308,000	1,888,000

Direct-to-Customer Sales
Catalogs circulated during the year	279,724	245,224	233,199	192,708	163,067
Direct-to-customer sales growth	8.5%	7.4%	33.1%	34.2%	15.7%
Direct-to-customer sales as a percent of net sales	36.0%	37.4%	39.7%	37.2%	34.8%

The information set forth above is not necessarily indicative of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in this Annual Report on Form 10-K.

[1]	The fiscal year ended February 3, 2002 included 53 weeks.
[2]	Per share amounts have been restated to reflect the 2-for-1 stock splits in May 1998 and May 2002.
[3]	Operating margin is defined as earnings before interest and income taxes (and before gain on sale of Gardeners Eden in fiscal 1999).
[4]	Pre-tax operating margin is defined as earnings before income taxes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our four retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything). The direct-to-customer segment of our business sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything, West Elm and Chambers) and four e-commerce websites (wsweddings.com, williams-sonoma.com, potterybarn.com and potterybarnkids.com). Based on net revenues in fiscal 2002, retail accounted for 60.3% of our business and direct-to-customer accounted for 39.7%. Based on their contribution to our net revenues in fiscal 2002, the principal concepts in both retail and direct-to-customer are: Williams-Sonoma, which sells cookware essentials; Pottery Barn, which sells contemporary tableware and home furnishings; and Pottery Barn Kids, which sells stylish children’s furnishings. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and the notes thereto.

Results of Operations

NET REVENUES

Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Retail sales include sales of merchandise to customers at our retail stores, direct-to-customer sales include sales of merchandise to customers through catalogs and the Internet, and shipping fees consist of revenue received from customers for delivery of merchandise.

The following table summarizes our net revenues for the 52 weeks ended February 2, 2003 (“fiscal 2002”), the 53 weeks ended February 3, 2002 (“fiscal 2001”) and the 52 weeks ended January 28, 2001 (“fiscal 2000”).

Dollars in thousands	Fiscal 2002	% Total	Fiscal 2001	% Total	Fiscal 2000	% Total

Retail sales	$1,416,585	60.0%	$1,229,715	58.9%	$1,039,312	56.8%
Direct-to-customer sales	798,195	33.8%	735,768	35.3%	685,202	37.5%
Shipping fees	146,050	6.2%	121,179	5.8%	104,969	5.7%

Net revenues	$2,360,830	100.0%	$2,086,662	100.0%	$1,829,483	100.0%

Net revenues for fiscal 2002 increased by $274,168,000 or 13.1% over fiscal 2001 and net revenues for fiscal 2001 increased by $257,179,000 or 14.1% over fiscal 2000. The increase in both years was primarily due to the opening of 63 net new stores in fiscal 2002 and 33 net new stores in fiscal 2001 and the growth of the Williams-Sonoma, Pottery Barn and Pottery Barn Kids concepts.

During fiscal 2001 and 2002, the Hold Everything brand developed and implemented a brand repositioning strategy in both the retail and direct-to-customer channels. As part of this repositioning strategy, sales expectations for the brand were modified to reflect reduced catalog pages and circulation, lowered store counts, and a change in merchandise mix.

During August 2002, we launched a private label credit card program in the Pottery Barn and Pottery Barn Kids brands. A third party credit provider administers the program and we bear no credit risk. The program launch included a 10% first-purchase discount and a loyalty rewards program to incentivize our customers to accept the card. As of February 2, 2003 (24 weeks after the initial launch of the program), approximately 319,000 cards had been issued with charges totaling over $164,000,000 in fiscal 2002. The promotional expense associated with the first-purchase discount and loyalty rewards program is accounted for as a reduction to revenue and totaled $15,700,000 in fiscal 2002.

RETAIL REVENUES AND OTHER DATA

Dollars in thousands	Fiscal 2002	Fiscal 2001	Fiscal 2000

Retail sales	$1,416,585	$1,229,715	$1,039,312
Shipping fees	7,408	7,096	6,285

Total retail revenues	$1,423,993	$1,236,811	$1,045,597

Percent growth in retail sales	15.2%	18.3%	19.6%
Percent growth in comparable store sales	2.7%	1.7%	5.5%
Number of stores — beginning of year	415	382	344
Number of new stores	78	57	62
Number of closed stores	(15)	(24)	(24)
Number of stores — end of year	478	415	382
Store selling square footage at fiscal year-end (sq. ft.)	2,356,000	2,012,000	1,764,000
Store leased square footage (“LSF”) at fiscal year-end (sq. ft.)	3,725,000	3,179,000	2,753,000

	Store	Avg. LSF	Store	Avg. LSF	Store	Avg. LSF
	Count	per Store	Count	Per Store	Count	per Store

Williams-Sonoma	236	5,200	214	5,100	200	4,900
Pottery Barn	159	11,600	145	11,500	136	11,000
Pottery Barn Kids	56	7,600	27	7,500	8	6,800
Hold Everything	13	3,800	15	3,700	26	3,500
Outlets	14	13,100	14	12,600	12	10,700

Total	478	7,800	415	7,700	382	7,200

Retail revenues for fiscal 2002 increased by $187,182,000 or 15.1% over fiscal 2001 primarily due to a net increase of 63 stores and a 2.7% increase in comparable store sales. As of February 2, 2003, we operated 478 stores in 42 states, Washington, D.C. and Toronto, Canada. During fiscal 2002, we opened 78 stores (30 Williams-Sonoma, 18 Pottery Barn, 29 Pottery Barn Kids and 1 Outlet) and closed 15 stores (8 Williams-Sonoma, 4 Pottery Barn, 2 Hold Everything and 1 Outlet). Pottery Barn and Pottery Barn Kids accounted for 71.4% of the growth in retail revenues from fiscal 2001 to fiscal 2002.

As part of the Hold Everything brand repositioning strategy, eleven Hold Everything stores were closed during fiscal 2001 and two stores were closed in fiscal 2002. Most of these closures were smaller stores in non-strategic locations at or near their lease termination date.

In fiscal 2001, we opened our first stores outside the United States. A total of five stores were opened in the Toronto, Canada market — two Williams-Sonoma stores, two Pottery Barn stores, and one Pottery Barn Kids store. In fiscal 2002, we opened an additional three retail stores in Toronto — one in each brand. We anticipate opening three more Canadian stores in fiscal 2003 — one Pottery Barn store and one Williams-Sonoma store in Toronto, Ontario and one Pottery Barn store in Vancouver, B.C.

Retail revenues in fiscal 2001 increased by $191,214,000 or 18.3% over fiscal 2000, principally due to a net increase of 33 stores and a 1.7% increase in comparable store sales. Pottery Barn and Pottery Barn Kids accounted for 62.7% of the growth in retail revenues from fiscal 2000 to fiscal 2001.

Comparable Store Sales

Comparable stores are defined as those stores whose gross square feet did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive fiscal months without closure for seven or more consecutive days. Comparable store sales are computed based on aggregate sales of comparable stores for the reporting period. By measuring the year-over-year sales of merchandise in the stores that have a history of being opened for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes store expansions and closings.

Percent increase (decrease) in comparable store
sales	Fiscal 2002	Fiscal 2001	Fiscal 2000

Williams-Sonoma	3.3%	4.2%	5.6%
Pottery Barn	2.6%	(0.1)%	4.8%
Pottery Barn Kids	(0.3)%	10.4%	N/A
Hold Everything	(5.4)%	(8.5)%	3.1%
Outlets	4.3%	6.9%	24.8%

Total	2.7%	1.7%	5.5%

Comparable store sales in the Pottery Barn Kids concept have fluctuated and are expected to continue to fluctuate in fiscal 2002 and fiscal 2001. This fluctuation is primarily due to (1) the rapid growth of the retail store base; (2) the initial impact of new store openings on existing comparable stores; (3) strong first year sales in new stores due to grand opening events; and (4) inventory management challenges that resulted from aggressive store opening calendars and better than expected merchandise successes in this recently launched retail concept. Based upon these factors and our experience during the early years of the Pottery Barn rollout of its Design Studio stores in the mid-1990’s, we expect continued volatility in the Pottery Barn Kids comparable store sales results during fiscal 2003. In fiscal 2002, Pottery Barn Kids operated 56 retail stores versus 27 stores in fiscal 2001. For the comparable store sales base calculation, 27 stores were included in fiscal 2002 and only 8 stores were included in fiscal 2001.

Our current business plan for fiscal 2003 is to increase retail leased square footage by approximately 9% to 11% or a net increase of approximately 34 new retail stores consisting of 20 Pottery Barn Kids stores, 11 net Pottery Barn stores, and 6 net Williams-Sonoma stores, less the closing of 3 Hold Everything stores in the terminal year of their leases.

DIRECT-TO-CUSTOMER REVENUES

Dollars in thousands	Fiscal 2002	Fiscal 2001	Fiscal 2000

Catalog sales	$597,793	$602,968	$628,176
Internet sales	200,402	132,800	57,026

Total direct-to-customer sales	798,195	735,768	685,202

Shipping fees	138,642	114,083	98,684

Total direct-to-customer revenues	$936,837	$849,851	$783,886

Percent growth in direct-to-customer sales	8.5%	7.4%	33.1%
Percent growth in number of catalogs circulated	14.1%	5.2%	21.0%

Direct-to-customer revenues in fiscal 2002 increased by $86,986,000 or 10.2% over fiscal 2001. This increase was primarily due to increased catalog circulation, expanded use of e-commerce partnerships, and improved productivity of electronic direct marketing techniques in the Pottery Barn, Pottery Barn Kids and Williams-Sonoma brands. Additionally, the launch of the West Elm concept in April 2002 provided incremental sales to the direct-to-customer channel. Hold Everything sales declined during fiscal 2002 as a result of our brand repositioning activities, which include fewer pages per catalog, lower product density per page, and fewer catalog mailings.

In fiscal 2001, we unveiled our Pottery Barn Kids e-commerce website, launched our Pottery Barn online gift and bridal registry, and introduced our Pottery Barn Kids online gift registry. In fiscal 2000, we launched our Pottery Barn e-commerce website. Combined revenues (includes shipping fees) from the four websites were $235,956,000 in fiscal 2002, an increase of $82,067,000 or 53.3% from $153,889,000 in fiscal 2001. Although the amount of e-commerce sales that are incremental to our direct-to-customer channel cannot be identified precisely, we estimate that approximately 40% to 50% of non-bridal e-commerce sales are incremental to the direct-to-customer channels and approximately 50% to 60% are from mail order customers who would have potentially placed an order via the catalog call center.

Direct-to-customer revenues in fiscal 2001 increased by $65,965,000 or 8.4% over fiscal 2000 primarily due to strong growth in the Pottery Barn, Pottery Barn Kids and Williams-Sonoma concepts which was partially offset by lower sales in Hold Everything due to a planned reduction in catalog circulation during the development and implementation of our repositioning strategy for Hold Everything.

COST OF GOODS SOLD

		% Net		% Net		% Net
Dollars in thousands	Fiscal 2002	Revenues	Fiscal 2001	Revenues	Fiscal 2000	Revenues

Cost of goods and occupancy expenses	$1,281,613	54.3%	$1,168,030	56.0%	$1,026,681	56.1%
Shipping costs	127,616	5.4%	124,643	6.0%	109,174	6.0%

Total cost of goods sold	$1,409,229	59.7%	$1,292,673	62.0%	$1,135,855	62.1%

Cost of goods and occupancy expenses increased by $113,583,000 in fiscal 2002 over fiscal 2001. Cost of goods and occupancy expenses expressed as a percentage of net revenues for fiscal 2002 decreased 170 basis points from fiscal 2001. The percentage decrease was primarily driven by several operational improvements including (1) an increase in shipping fees for merchandise delivered to customers; (2) a decrease in cost of merchandise due to improved sourcing efforts; (3) an increase in full-price merchandise sales and fewer markdowns; (4) a decrease in customer returns and associated costs; (5) a decrease in inventory shrinkage due to reduced inventory levels and improved accountability through the supply chain; and (6) lower freight costs from the distribution center to the stores.

Cost of goods and occupancy expenses increased by $141,349,000 in fiscal 2001 over fiscal 2000. Cost of goods and occupancy expenses expressed as a percentage of net revenues for fiscal 2001 decreased 10 basis points from fiscal 2000, principally due to fewer promotional markdowns, aggressive inventory management, increased initial markups and lower freight costs in the retail channels, partially offset by increased occupancy costs. The increase in occupancy costs was driven primarily by increased depreciation, an increase in the percentage mix of net revenues generated through the retail channel, and increased rent and utility costs.

Shipping costs consist of third-party delivery services and shipping materials. Shipping costs increased in fiscal 2002 and fiscal 2001 due to more shipments of products to customers as direct-to-customer sales increased, and a higher mix of furniture sales. As a percentage of shipping fees, shipping costs have continued to decline from 104.0% in fiscal 2000 to 102.9% in fiscal 2001, and to 87.4% in fiscal 2002 due to the negotiation of improved shipping rates that reduced costs per shipment. In addition, shipping fees increased due to an increase in rates that we charge our customers for shipping and handling.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $83,284,000 to $749,299,000 in fiscal 2002 from $666,015,000 in fiscal 2001, and as a percent of net revenues, decreased by 20 basis points to 31.7% in fiscal 2002 from 31.9% in fiscal 2001. This percentage decrease was primarily due to a reduction in other general expenses and lower catalog advertising costs, partially offset by higher employment costs. The reduced catalog advertising costs as a percentage of net revenues was primarily due to an overall reduction in the percentage of total net revenues being generated by the direct-to-customer channel, higher catalog productivity and lower catalog production costs. The employment cost increase as a percentage of net revenues was primarily due to increased incentive compensation based on the achievement of corporate profitability targets, an approximate $4,000,000 expense associated with the departure of our former Chief Executive Officer due in large part to the acceleration of vesting on stock options and restricted stock grants, and higher employment costs to support information technology initiatives.

Selling, general and administrative expenses increased by $71,903,000 to $666,015,000 in fiscal 2001 from $594,112,000 in fiscal 2000, and as a percent of net revenues, decreased 60 basis points to 31.9% in fiscal 2001 from 32.5% in fiscal 2000. This percentage decrease was primarily due to reduced catalog advertising costs as a percentage of net revenues due to stronger consumer demand and higher catalog productivity, as well as an improvement in other general expenses, partially offset by higher employment costs. The fiscal 2001 employment cost increase, as a percentage of net revenues, was substantially driven by fiscal 2001 performance bonuses and non-cash stock-based compensation charges. In fiscal 2000, no performance bonuses or non-cash stock-based compensation charges were incurred.

INTEREST EXPENSE — NET

Net interest expense decreased by $5,848,000 to $20,000 in fiscal 2002, primarily due to the absence of any borrowings under our revolving line of credit facility in fiscal 2002 and an increase in short-term investment income. Net interest expense in fiscal 2001 decreased by $1,319,000 from $7,187,000 in fiscal 2000 to $5,868,000 in fiscal 2001, principally due to the decreased balance under our line of credit facility due to continued asset management initiatives (including aggressive inventory management programs) as well as lower interest rates on our borrowings, offset by a decrease in capitalized interest costs for projects under construction.

INCOME TAXES

Our effective tax rate was 38.5% for fiscal 2002, fiscal 2001 and fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 2002, net cash provided by operating activities increased by $105,154,000 to $310,160,000 from $205,006,000 in fiscal 2001. This increase in operating cash is primarily attributable to higher net earnings and a significant increase in accounts payable and accrued liabilities primarily related to growth in merchandise inventories and higher freight payables. This increase was partially offset by increased merchandise inventory. Merchandise inventory growth of approximately 28.9% during fiscal 2002 is primarily a result of a 17.1% increase in selling square footage and a management initiative to improve order fulfillment and customer satisfaction.

For fiscal 2001, net cash provided by operating activities increased by $23,697,000 to $205,006,000 from $181,309,000 in fiscal 2000. The fiscal 2001 increase in operating cash was primarily attributable to higher net earnings, reductions in merchandise inventories and improved cash flow from accounts receivable offset by cash used to reduce accounts payable. The decrease in accounts payable was primarily due to substantially lower inventories and lower deferred catalog expenses. The decrease in merchandise inventories was primarily due to aggressive inventory management and improved inventory turns.

Net cash used in investing activities was $155,450,000 for fiscal 2002 as compared to $155,314,000 in fiscal 2001. Fiscal 2002 purchases of property and equipment were $156,181,000, which includes $107,214,000 for stores, $44,677,000 for systems development projects (including the Internet), and $4,290,000 for distribution and facility infrastructure projects.

Net cash used in investing activities decreased $78,046,000 in fiscal 2001 to $155,314,000 from $233,360,000 in fiscal 2000. Fiscal 2001 purchases of property and equipment were $155,987,000, which included $91,636,000 for stores, $47,440,000 for systems development projects (including the Internet), and $16,911,000 for distribution and facility infrastructure projects.

For fiscal 2002, cash used in financing activities was $36,737,000, comprised primarily of $48,361,000 for the repurchase of common stock and $7,378,000 for the repayment of long-term obligations, including capital leases and long-term debt, partially offset by $19,551,000 proceeds from the exercise of stock options.

For fiscal 2001, cash provided by financing activities was $6,182,000, comprised of $18,689,000 in proceeds from the exercise of stock options, partially offset by the repayment of long-term obligations of $12,507,000 including the repayment of a mortgage obligation and certain long-term debt obligations.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of February 2, 2003.

	Payments Due by Period

	Fiscal	Fiscal 2004	Fiscal 2007
Dollars in thousands	2003	to Fiscal 2006	to Fiscal 2008	Thereafter	Total

Long-term debt	$5,714	$11,430	—	—	$17,144
Capital leases	1,705	6,641	—	—	8,346
Operating leases	123,771	349,502	$210,279	$466,245	1,149,797

Total	$131,190	$367,573	$210,279	$466,245	$1,175,287

Long-Term Debt

Long-term debt consists of unsecured senior notes which are due in August 2005 with interest payable semi-annually at 7.2% per annum. Annual principal payments are $5,714,000. The senior notes are senior to any of our other unsecured debt and contain certain restrictive loan covenants, including minimum net worth requirements, fixed-charge coverage ratios and limitations on current and funded debt.

Capital Leases

Our $8,346,000 of capital lease obligations consist primarily of in-store equipment leases with a term of 60 months. The in-store equipment leases include an early purchase option at 54 months for $2,496,000 which is approximately 25% of the acquisition cost. We have an end of lease purchase option to acquire the equipment at the greater of fair market value or 15% of the acquisition cost.

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of February 2, 2003.

	Amount of Outstanding Commitment Expiration By Period

	Fiscal	Fiscal 2004	Fiscal 2007
Dollars in thousands	2003	to Fiscal 2006	to Fiscal 2008	Thereafter	Total

Line of credit	—	—	—	—	—
Letters of credit	$67,199	—	—	—	$67,199
Standby letters of credit	9,964	—	—	—	9,964

Total	$77,163	—	—	—	$77,163

Line of Credit

We have a line of credit facility that provides for $200,000,000 of unsecured revolving credit and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), minimum fixed charge coverage ratio, and maximum annual capital expenditures. The line of credit facility was renewed by an amended and restated agreement dated October 22, 2002. The amended agreement expires on October 22, 2005. Through April 22, 2005, we may, upon notice to the lenders, request an increase in the facility up to $250,000,000. We may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on our leverage ratio. As of February 2, 2003, we had no borrowings outstanding under the line of credit facility.

Letters of Credit

In July 2002, we entered into three new unsecured commercial letter of credit reimbursement agreements for an aggregate of $100,000,000. These agreements expire on July 2, 2003. The latest expiration for the letters of credit issued under the agreements is November 29, 2003. As of February 2, 2003, $67,199,000 was

outstanding under the letter of credit agreements. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of February 2, 2003.

Standby Letters of Credit

As of February 2, 2003, we had issued and outstanding standby letters of credit under the line of credit facility in an aggregate amount of $9,964,000. The standby letters of credit were issued to replace surety bonds required to secure the liabilities associated with workers’ compensation and other insurance programs.

OFF-BALANCE SHEET ARRANGEMENTS

Operating Leases

We lease store locations, warehouses, corporate facilities, call centers and certain equipment for original terms ranging generally from 3 to 23 years. Certain leases contain renewal options for periods up to 20 years. Store leases typically provide for minimum rental payments and additional rent based upon a percentage of store sales if a specified store sales target is exceeded. Such contingent rental expense is accrued each reporting period if achievement of a store sales target is considered probable.

We have an operating lease for a 1,002,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2022, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company with operations separate from the leasing of this distribution facility. The lessor financed the construction of the distribution facility and expansion through the sale of $39,200,000 Taxable Industrial Development Revenue Bonds, Series 1998 and 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of February 2, 2003, approximately $33,811,000 was outstanding on the bonds. We are required to make annual rental payments of approximately $3,719,000, plus applicable taxes, insurance and maintenance expenses.

We have an operating lease for an additional 1,103,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2023, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company. The lessor financed the construction of the distribution facility through the sale of $42,500,000 Taxable Industrial Development Revenue Bonds, Series 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of February 2, 2003, approximately $36,703,000 was outstanding on the bonds. We are required to make annual rental payments of approximately $4,179,000, plus applicable taxes, insurance and maintenance expenses.

Related Party Lease Commitments

Our operating leases include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of W. Howard Lester, Chairman of the Board of Directors and a significant shareholder of ours, and James A. McMahan, a Director and significant shareholder of ours. Partnership 1 does not have operations separate from leasing of this distribution facility to us and does not have lease agreements with any unrelated third parties.

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of Industrial Development Bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 Industrial Development Bonds are collateralized by the distribution facility and the individual partners guarantee the bond repayments. As of February 2, 2003, $3,214,000 was outstanding under the Partnership 1 Industrial Development Bonds.

The operating lease for this distribution facility requires us to pay annual rent of $618,000 plus interest on the bonds calculated at a variable rate determined monthly (2.5% in February 2003), applicable taxes, insurance and maintenance expenses. Although the current term of the lease expires in August 2004, we are obligated to renew the operating lease until these bonds are fully repaid.

We have an operating lease entered into in August 1990 for another distribution facility that is adjoined to the Partnership 1 facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 2”) comprised of W. Howard Lester, James A. McMahan and two unrelated parties. Partnership 2 does not have operations separate from leasing this distribution facility to us and does not have lease agreements with any unrelated third parties.

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of Industrial Development Bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 Industrial Development Bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of February 2, 2003, $16,157,000 was outstanding under the Partnership 2 Industrial Development Bonds.

The operating lease for this distribution facility requires us to pay annual rent of approximately $2,700,000, plus applicable taxes, insurance and maintenance expenses. This operating lease has a term of 15 years expiring in August 2006, with three optional five-year renewal periods. We are, however, obligated to renew the lease until the bonds are fully repaid.

On March 4, 2002, our Board of Directors authorized management to obtain information, conduct negotiations, and enter into appropriate agreements with the intent to pursue potential acquisitions of the distribution facilities currently leased from Partnerships 1 and 2 prior to the end of fiscal 2002. In January 2003, management concluded that the acquisition of such distribution facilities would not be beneficial to us from both an operational and financial standpoint. Therefore, the distribution facilities were not acquired.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

Management determined that the partnerships (Partnerships 1 and 2) from which we leased our Memphis distribution facilities, qualify as a “variable interest entity” under FIN No. 46 due to their related party relationship with us. Therefore, we will be required to consolidate Partnerships 1 and 2 as of August 4, 2003, the beginning of the third quarter of fiscal 2003. We currently estimate that the consolidation will result in increases of approximately $16,000,000 in assets (primarily buildings) and $18,000,000 in liabilities (primarily long-term debt) to our consolidated balance sheet and a cumulative effect charge of approximately $2,000,000 after taxes to our statement of earnings as of August 4, 2003. The bonds issued in connection with Partnerships 1 and 2 have no recourse to us, and we do not anticipate incurring any loss from our obligations under these leases.

IMPACT OF INFLATION

The impact of inflation on results of operations has not been significant.

STOCK REPURCHASE PROGRAM

From time to time, we have repurchased our common stock on the open market and retired those shares we purchased. In January 2003, the Board of Directors authorized a stock repurchase program to acquire up to four million shares of our common stock in the open market. During the fourth quarter of fiscal 2002, we repurchased and retired two million shares of our common stock at a total cost of approximately $48,361,000, a weighted average cost of $24.18 per share. As of February 2, 2003, the remaining authorized amount of stock eligible for repurchase is two million shares. The total value of common stock we can repurchase is limited by the debt covenant associated with our credit facilities. Future purchases under this program will be made through open market transactions at times and amounts that management deems appropriate. The timing and actual number of shares to be purchased in the future will depend on a variety of factors such as price, corporate and regulatory requirements, and other market conditions. We may terminate or limit the stock repurchase program at any time without prior notice.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize sales and the related cost of products at the time the products are received by customers in accordance with the provisions of the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Revenue is recognized for retail sales (excluding home-delivered merchandise) at the point of sale in the store and for home-delivered merchandise and direct-to-customer sales when the merchandise is delivered to the customer. Shipping and handling fees charged to the customer are recognized as revenue at the time the products are received by the customer.

Sales Return Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns based on historical return trends together with current product sales performance. If actual returns are different than those projected by management, the estimated sales return reserve will be adjusted accordingly.

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. See Note A to the Consolidated Financial Statements for additional information regarding property and equipment.

Stock-Based Compensation

We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized in the consolidated financial statements for stock options. Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” however, requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

During fiscal 2001, we entered into employment agreements with certain executive officers under which we recognized stock-based compensation expense ratably over the vesting period.

Inventory Reserves

Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted-average method) or market. We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on specific identification and inventory aging reports. If actual impairment is different than what our estimated provision was based on, we will adjust our provision accordingly.

Catalog Amortization

Prepaid catalog expenses consist of third party incremental direct costs including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Prepaid catalog expenses are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net revenues (net sales less merchandise cost of goods sold, selling expenses and catalog completion costs) associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net revenue, the excess is expensed in the reporting period.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability insurance. We record self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Should a different amount of claims occur compared to what was estimated or costs of the claims increase or decrease beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods.

RISK FACTORS

The following information describes certain significant risks inherent in our business. You should carefully consider such risks, together with the other information contained in this Annual Report on Form 10-K and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other disclosed risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which, in turn, could cause the market price of our stock to decline, perhaps significantly.

We must successfully anticipate changing consumer preferences and buying trends, and manage our inventory commensurate with customer demand.

Our success depends upon our ability to anticipate and respond to changing merchandise trends and customer demands in a timely manner. Consumer preferences cannot be predicted with certainty and may change between sales seasons. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly and we may be required to mark down certain products to sell the resulting excess inventory or sell such inventory through our outlet stores at prices which are significantly lower than our retail prices, each of which would harm our business and operating results.

In addition, we must manage our inventory effectively and commensurate with customer demand. Much of our inventory is sourced from vendors located outside the United States. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, well in advance of the applicable selling season and frequently before trends are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate and our business and operating results may be negatively impacted.

Our business depends, in part, on factors affecting consumer spending that are out of our control.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, recession and fears of recession, war and fears of war, inclement weather, consumer debt, interest rates, sales tax rates and rate increases, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security generally. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

The growth of our sales and profits depends, in large part, on our ability to successfully open new stores.

In each of the past three fiscal years, our retail stores have generated approximately 60% of our net revenues. We plan a net increase of approximately 34 new retail stores in fiscal 2003 as part of our growth strategy. There is no assurance that this strategy will be successful. Our ability to open additional stores successfully will depend upon a number of factors, including:

•	our identification and availability of suitable store locations;

•	our success in negotiating leases on acceptable terms;

•	our ability to secure required governmental permits and approvals;

•	our hiring and training of skilled store operating personnel, especially management;

•	our timely development of new stores, including the availability of construction materials and labor and the absence of significant construction and other delays in store openings;

•	the availability of financing on acceptable terms (if at all); and

•	general economic conditions.

Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographics surveys regarding location of consumers in our target market segments. While we believe that the surveys and other relevant information are helpful indicators of suitable store locations, we recognize that the information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays. Construction and other delays in store openings could have a negative impact on our business and operating results. There can be no assurance that we will be able to open new stores or that, if opened, those stores will be operated profitably.

We face intense competition from companies with brands or products similar to ours.

The specialty retail and direct-to-customer business is highly competitive. Our specialty retail stores, mail order catalogs and Internet websites compete with other retail stores, other mail order catalogs and other e-commerce websites that market lines of merchandise similar to ours. We compete with national, regional and local businesses utilizing a similar retail store strategy, as well as traditional furniture stores, department stores and specialty stores. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors and an increase in competition from established companies.

The competitive challenges facing us include, without limitation:

•	anticipating and quickly responding to changing consumer demands better than our competitors;

•	maintaining favorable brand recognition and achieving customer perception of value;

•	effectively marketing and competitively pricing our products to consumers in several diverse market segments; and

•	developing innovative, high-quality products in colors and styles that appeal to consumers of varying age groups and tastes, and in ways that favorably distinguish us from our competitors.

In light of the many competitive challenges facing us, there can be no assurance that we will be able to compete successfully. Increased competition could adversely affect our sales, operating results and business.

We depend on key domestic and foreign vendors for timely and effective sourcing of our merchandise, and we are subject to various risks and uncertainties that might affect our vendors’ ability to produce quality merchandise.

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We have no contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Any inability to acquire suitable merchandise or the loss of one or more key vendors could have a negative effect on our business and operating results because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those we currently purchase.

In addition, we are subject to certain risks, including availability of raw materials, labor disputes, union organizing activity, inclement weather, natural disasters, and general economic and political conditions, that might limit our vendors’ ability to provide us with quality merchandise on a timely basis. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and attendant increase in our routine litigation costs.

Our dependence on foreign vendors subjects us to a variety of risks and uncertainties.

We source our products from manufacturers in over 34 countries. Specifically, in fiscal 2002, approximately 58% of our merchandise purchases were foreign sourced, primarily from Asia and Europe.

Our dependence on foreign vendors means, in part, that we may be affected by declines in the relative value of the U.S. dollar to other foreign currencies. Although substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise, hold up merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

We are also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, work stoppages, economic uncertainties (including inflation), foreign government regulations, wars and fears of war, political unrest and trade restrictions. We cannot predict whether any of the countries in which our products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, against home-centered items could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions.

In addition, although we are in the process of developing and implementing an enhanced global compliance program, there remains a risk that one or more of our foreign vendors will not adhere to our global compliance standards (including, e.g., fair labor standards and the prohibition on child labor). If this happens, we could lose customer goodwill and favorable brand recognition, which could negatively affect our business and operating results.

We must timely and effectively deliver merchandise to our stores and customers.

We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales and/or timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments, including shipments to our customers and to and from all of our stores. Accordingly, we are subject to the risks, including labor disputes (e.g., west coast port strike of 2002), union organizing activity, inclement weather, natural disasters, and possible acts of terrorism associated with such carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, we are seeing fuel costs increase substantially and airline companies struggle to operate profitably, which could lead to increased fulfillment expenses and negatively affect our business and operating results by increasing costs and negatively affecting the efficiency of our shipments.

Our failure to successfully manage our order-taking and fulfillment operations might have a negative impact on our business.

The operation of our direct-to-customer business depends on our ability to maintain the efficient and uninterrupted operation of our order-taking and fulfillment operations and our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, human error, natural disasters or adverse weather conditions. These problems could result in a reduction in sales as well as increased selling, general and administrative expenses.

In addition, we face the risk that we cannot hire enough qualified employees, especially during our peak season, to support our direct-to-customer operations, due to war or other circumstances that reduce the relevant workforce. The need to operate with fewer employees could negatively impact our customer service levels and our operations.

We experience fluctuations in our comparable store sales.

Our success depends, in part, upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number of stores we open, close and expand in any period, the general retail sales environment, changes in sales mix between distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current economic conditions, the timing of release of new merchandise and promotional events, the success of marketing programs, and cannibalization of existing store sales by new stores. Among other things, weather conditions can affect comparable store sales, because inclement weather can require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors may cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided. Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable store sales will continue to fluctuate in the future. Our comparable store sales increases for fiscal years 2002, 2001 and 2000 were 2.7%, 1.7% and 5.5%, respectively. Past comparable store sales are no indication of future results, and there can be no assurance that our comparable store sales will not decrease in the future. Our ability to maintain and improve our comparable store sales results depends in large part on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base and using more effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and security analysts in one or more future periods could significantly reduce the market price of our common stock.

Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.

Postal rate increases and paper and printing costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. Our cost of paper has fluctuated significantly during the past three fiscal years, and our paper costs may increase in the future. Although we have entered into long-term contracts for catalog paper and catalog printing, these contracts offer no assurance that our catalog production costs will not substantially increase following expiration of the contracts. Future increases in postal rates or paper or printing costs would have a negative impact on our operating results to the extent that we are unable to pass such increases on directly to customers or offset such increases by raising selling prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems.

We have historically experienced fluctuations in customer response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the sizing and timing of delivery of the catalogs. The failure to effectively produce or distribute the catalogs could affect the timing of catalog delivery, which could cause customers to forego or defer purchases.

We must successfully manage our Internet business.

The success of our e-commerce business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales through our e-commerce business, as well as damage our reputation and brands.

We must successfully manage the complexities associated with a multi-channel and multi-brand business.

During the past few years, with the launch and expansion of our e-commerce business, new brands and brand expansions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our e-commerce business might cannibalize a significant portion of our retail and catalog businesses. While we recognize that our e-commerce sales cannot be entirely incremental to sales through our retail and catalog channels, we seek to attract as many new customers as possible to our websites. We continually analyze the business results of our three channels and the relationships among the channels, in an effort to find opportunities to build incremental sales. However, we cannot ensure that, as our e-commerce business grows, it will not cannibalize a portion of our retail and catalog businesses.

We have recently introduced a new brand, West Elm, and may introduce additional new brands and brand extensions in the future. Our introduction of new brands and brand extensions poses another set of risks. If we devote time and resources to new brands and brand extensions, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands and brand extensions prove to be very successful, we risk hurting our existing brands through the migration of customers to the new businesses. There can be no assurance that we can and will introduce new brands and brand extensions that improve our overall business and operating results.

Our inability to obtain commercial insurance at acceptable prices might have a negative impact on our business.

During fiscal 2002, there was a substantial increase in the costs of insurance, partly in response to the terrorist attacks of September 11, 2001, and financial irregularities and other fraud at publicly-traded companies. We believe that extensive commercial insurance coverage is prudent for risk management and anticipate that our insurance costs will increase substantially. In addition, for certain types or levels of risk (e.g., risks associated with earthquakes or terrorist attacks), we might determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we might choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our business and operating results.

Our inability or failure to protect our intellectual property would have a negative impact on our business.

Our trademarks, service marks, copyrights, patents, trade dress rights, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our sales. There can be no assurance that we will be able to adequately protect our intellectual property or that the costs of defending our intellectual property will not adversely affect our operating results.

We have been sued and may be named in additional lawsuits in a growing number of industry-wide patent litigation cases relating to the Internet.

There appears to be a growing number of patent infringement lawsuits instituted against companies such as ours that have an e-commerce business. The plaintiff in each case claims to hold a patent that covers web technology, which is allegedly infringed by the operation of the defendants’ websites. We are currently a defendant in certain such patent infringement cases and anticipate being named in others in the future, as part of an industry-wide trend. Even in cases where a plaintiff’s claim lacks merit, the defense costs in a patent infringement case are very high. There can be no assurance that additional patent infringement claims will not be brought against us, or that the cost of defending such claims or the ultimate resolution of such claims will not negatively impact our business and operating results.

We are planning certain systems changes that might disrupt our supply chain operations.

Our success depends on our ability to source merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems supporting the product pipeline, including design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation and price management. Modifications will involve updating or replacing legacy systems with successor systems during the course of several years. There are inherent risks associated with replacing our core systems, including supply chain disruptions that affect our ability to get products into our stores and delivered to customers. There can be no assurance that we will successfully launch these new systems or that the launch will occur without supply chain disruptions. Any resulting supply chain disruptions could have a material adverse effect on our business and operating results.

We need to manage our employment, occupancy and other operating costs.

To be successful, we need to manage our operating costs while we continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially in peak sales seasons, and incur other expenses to support new brands and brand extensions, as well as the opening of new stores and direct-to-customer growth of our existing brands. In addition, although we strive to secure long-term contracts with our service providers and other vendors and otherwise limit our financial commitment to them, there can be no assurance that we will avoid unexpected operating cost increases in the future. Lower than expected sales, coupled with higher than expected costs, would negatively impact our business and operating results.

We depend on external funding sources for operating funds.

We regularly review and evaluate our liquidity and capital needs. We currently believe that our available cash, cash equivalents, cash flow from operations and cash available under our existing credit facilities will be sufficient to finance our operations and expected capital requirements for at least the next twelve months. However, as we continue to grow, we might experience peak periods for our cash needs during the course of our fiscal year, and we might need additional external funding to support our operations. Although we believe we would have access to additional debt and/or capital market funding if needed, there can be no assurance that such funds will be available to us on acceptable terms. If the cost of such funds is greater than expected, it could adversely affect our expenses and our operating results.

Our operating and financial performance in any given period might not meet the extensive guidance that we have provided to the public.

We provide extensive public guidance on our expected operating and financial results for future periods. Although we believe that this guidance fosters confidence among investors and analysts, and is useful to our shareholders and potential shareholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. We cannot ensure that our guidance will always be accurate. If in the future our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts, the market price of our common stock could decline.

Our quarterly results of operations might fluctuate due to a variety of factors including seasonality.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including, but not limited to shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas, and the strategic importance of fourth quarter results. A significant portion of our revenues and net earnings have been realized during the period from October through December. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. If, for any reason, we were to realize significantly lower-than-expected revenues or net earnings during the October through December selling season, our business and results of operations would be materially adversely affected.

Our failure to successfully anticipate merchandise returns might have a negative impact on our business.

We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected by management, additional sales returns might be recorded in the future. There can be no assurance that actual merchandise returns will not exceed our reserves. In addition, there can be no assurance that the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions will not cause actual returns to exceed merchandise return reserves. Any significant increase in merchandise returns that exceed our reserves could materially affect our business and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on our bank line of credit and on two of our operating leases is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt and operating leases rose 23 basis points (an approximately 10% increase in the associated variable rates as of February 2, 2003), our results from operations and cash flows would not be materially affected.

For one of the operating leases with a variable interest rate, we have an interest rate cap contract at 5.88% with a notional amount of $13,083,000 which extends through February 2005. The contract has not been designated as a hedge and is accounted for by adjusting the carrying amount of the contract to market. A loss of approximately $93,000 and $30,000 was recorded in selling, general and administrative expenses in fiscal 2002 and fiscal 2001, respectively.

In addition, we have fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar transactions. A small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are immaterial to the company. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of February 2, 2003, we have eight retail stores in Toronto, Canada and expect to open three additional Canadian stores in fiscal 2003, which expose us to market risk associated with foreign currency exchange rate fluctuations. Due to our operations in Canada and the volatility of the Canadian dollar, we entered into 30-day forward contracts in order to limit the currency exposure associated with intercompany asset and liability accounts of our Canadian subsidiary. We recorded a loss of approximately $137,000 and $61,000 in selling, general and administrative expenses in fiscal 2002 and fiscal 2001, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

	Fiscal Year Ended
Dollars and shares in thousands,
except per share amounts	Feb. 2, 2003	Feb. 3, 2002	Jan. 28, 2001

Net revenues	$2,360,830	$2,086,662	$1,829,483
Cost of goods sold	1,409,229	1,292,673	1,135,855

Gross margin	951,601	793,989	693,628

Selling, general and administrative expenses	749,299	666,015	594,112
Interest expense — net	20	5,868	7,187

Earnings before income taxes	202,282	122,106	92,329

Income taxes	77,879	47,010	35,547

Net earnings	$124,403	$75,096	$56,782

Basic earnings per share	$1.08	$.67	$.51
Diluted earnings per share	$1.04	$.65	$.49

Shares used in calculation of earnings per share:
Basic	115,100	112,494	111,800
Diluted	119,550	115,440	114,920

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Balance Sheets

Dollars and shares in thousands, except per share amounts	Feb. 2, 2003	Feb. 3, 2002

ASSETS
Current assets
Cash and cash equivalents	$193,495	$75,374
Accounts receivable (less allowance for doubtful accounts of $64 and $491)	34,288	32,141
Merchandise inventories — net	321,247	249,237
Prepaid catalog expenses	35,163	29,522
Prepaid expenses	21,346	16,630
Deferred income taxes	16,304	11,553
Other assets	3,541	2,782

Total current assets	625,384	417,239

Property and equipment — net	631,774	570,120
Other assets (less accumulated amortization of $1,353 and $957)	7,297	7,544

Total assets	$1,264,455	$994,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$166,102	$98,857
Accrued expenses	82,027	60,406
Customer deposits	93,073	80,425
Income taxes payable	56,442	37,456
Current portion of long-term debt	7,419	7,206
Other liabilities	19,765	12,829

Total current liabilities	424,828	297,179

Deferred rent and lease incentives	161,091	127,094
Long-term debt	18,071	24,625
Deferred income tax liabilities	11,341	8,792
Other long-term obligations	5,146	4,682

Total liabilities	620,477	462,372

Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	—	—
Common stock, $.01 par value, 253,125 shares authorized, 114,317 shares issued and outstanding at February 2, 2003; 116,468 shares issued and 114,486 shares outstanding at February 3, 2002	1,143	1,165
Additional paid-in capital	196,259	169,996
Retained earnings	446,837	392,300
Accumulated other comprehensive loss	(11)	(116)
Deferred stock-based compensation	(250)	(7,541)
Treasury stock, at cost: nil and 1,982 shares	—	(23,273)

Total shareholders’ equity	643,978	532,531

Total liabilities and shareholders’ equity	$1,264,455	$994,903

            See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other	Deferred		Total
Dollars and shares in			Paid-in	Retained	Comprehensive	Stock-Based	Treasury	Shareholders’	Comprehensive
thousands	Shares	Amount	Capital	Earnings	Loss	Compensation	Stock	Equity	Income

Balance at January 30, 2000	112,758	$1,131	$126,494	$260,422	—	—	$(4,738)	$383,309
Net earnings	—	—	—	56,782	—	—	—	56,782	$56,782
Foreign currency translation adjustment	—	—	—	—	$(6)	—	—	(6)	(6)

Comprehensive income	—	—	—	—	—	—	—	—	$56,776

Exercise of stock options and related tax benefit	498	5	5,903	—	—	—	—	5,908
Repurchase of common stock	(1,650)	—	—	—	—	—	(18,535)	(18,535)

Balance at January 28, 2001	111,606	1,136	132,397	317,204	(6)	—	(23,273)	427,458
Net earnings	—	—	—	75,096	—	—	—	75,096	$75,096
Foreign currency translation adjustment and related tax benefit	—	—	—	—	(110)	—	—	(110)	(110)

Comprehensive income	—	—	—	—	—	—	—	—	$74,986

Exercise of stock options and related tax benefit	2,380	24	26,816	—	—	—	—	26,840
Deferred stock-based compensation	500	5	10,783	—	—	$(10,788)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	3,247	—	3,247

Balance at February 3, 2002	114,486	1,165	169,996	392,300	(116)	(7,541)	(23,273)	532,531
Net earnings	—	—	—	124,403	—	—	—	124,403	$124,403
Foreign currency translation adjustment and related tax benefit	—	—	—	—	105	—	—	105	105

Comprehensive income	—	—	—	—	—	—	—	—	$124,508

Exercise of stock options and related tax benefit	2,019	20	32,721	—	—	—	—	32,741
Repurchase and retirement of common stock	(2,188)	(42)	(6,458)	(69,866)	—	—	23,273	(53,093)
Amortization of deferred stock-based compensation	—	—	—	—	—	7,291	—	7,291

Balance at February 2, 2003	114,317	$1,143	$196,259	$446,837	$(11)	$(250)	$—	$643,978

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended

Dollars in thousands	Feb. 2, 2003	Feb. 3, 2002	Jan. 28, 2001

Cash flows from operating activities:
Net earnings	$124,403	$75,096	$56,782
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	91,484	81,594	62,402
Net loss on disposal of assets	2,897	3,950	603
Amortization of deferred lease incentives	(16,063)	(12,970)	(10,871)
Deferred income taxes	(2,516)	(6,726)	4,815
Tax benefit from exercise of stock options	13,190	8,151	1,575
Amortization of deferred stock-based compensation	7,291	3,247	—
Other	93	1,056	—
Changes in:
Accounts receivable	(2,121)	6,025	(15,754)
Merchandise inventories	(71,850)	33,793	(25,743)
Prepaid catalog expenses	(5,641)	510	(15,355)
Prepaid expenses and other assets	(5,331)	(5,021)	(414)
Accounts payable	66,818	(60,164)	56,785
Accrued expenses and other liabilities	38,360	36,488	35,341
Deferred rent and lease incentives	50,192	27,832	33,014
Income taxes payable	18,954	12,145	(1,871)

Net cash provided by operating activities	310,160	205,006	181,309

Cash flows from investing activities:
Purchases of property and equipment	(156,181)	(155,987)	(161,549)
Purchase of corporate facilities	—	—	(73,300)
Proceeds from sale of property and equipment	731	327	1,431
Other	—	346	58

Net cash used in investing activities	(155,450)	(155,314)	(233,360)

Cash flows from financing activities:
Borrowings under line of credit	—	562,450	581,297
Repayments under line of credit	—	(562,450)	(581,297)
Repayments of long-term obligations	(7,378)	(12,507)	(5,983)
Proceeds from exercise of stock options	19,551	18,689	4,333
Repurchase of common stock	(48,361)	—	(18,535)
Credit facility costs	(549)	—	(872)

Net cash provided by (used in) financing activities	(36,737)	6,182	(21,057)

Effect of exchange rates on cash and cash equivalents	148	(230)	(5)
Net increase (decrease) in cash and cash equivalents	118,121	55,644	(73,113)
Cash and cash equivalents at beginning of year	75,374	19,730	92,843

Cash and cash equivalents at end of year	$193,495	$75,374	$19,730

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,937	$7,101	$10,800
Income taxes	50,240	33,096	32,211
Noncash investing and financing activities:
Capital lease obligations incurred	986	9,015	260

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

Williams-Sonoma, Inc. and its subsidiaries (“we”, “us” or “our”) are specialty retailers of products for the home. The retail segment sells our products through our four retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything). The direct-to-customer segment sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything, West Elm and Chambers) and four e-commerce websites (wsweddings.com, williams-sonoma.com, potterybarn.com and potterybarnkids.com). The catalogs reach customers throughout the United States, while the four retail businesses currently operate 478 stores in 42 states, Washington, D.C. and Toronto, Canada. Significant intercompany transactions and accounts have been eliminated.

Fiscal Year Our fiscal year ends on the Sunday closest to January 31, based on a 52/53-week year. Fiscal years 2002, 2001 and 2000 ended on February 2, 2003 (52 weeks), February 3, 2002 (53 weeks) and January 28, 2001 (52 weeks), respectively.

Cash Equivalents Cash equivalents include highly liquid investments with an original maturity of three months or less. Our policy is to invest in high-quality, short-term instruments to achieve maximum yield while maintaining a level of liquidity consistent with our needs.

Allowance for Doubtful Accounts A summary of activity in the allowance for doubtful accounts is as follows:

	Fiscal 2002	Fiscal 2001	Fiscal 2000

Balance at beginning of year	$491,000	$307,000	$250,000
Provision for loss on accounts receivable	38,000	270,000	57,000
Accounts written off	(465,000)	(86,000)	—

Balance at end of year	$64,000	$491,000	$307,000

Merchandise Inventories Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted-average method) or market. We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on specific identification and inventory aging reports. Approximately 58%, 55% and 52% of our merchandise purchases in fiscal 2002, fiscal 2001 and fiscal 2000, respectively, were foreign sourced, primarily from Asia and Europe.

Prepaid Catalog Expenses Prepaid catalog expenses consist of third party incremental direct costs including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Each catalog is generally fully amortized between six to nine months. Prepaid catalog expenses are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net revenues (net sales less merchandise cost of goods sold, selling expenses and catalog completion costs) associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net revenue, the excess is expensed in the reporting period. Catalog advertising expenses were $205,792,000, $191,080,000 and $180,659,000 in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Property and Equipment Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements	12 – 40 years

Leasehold improvements	Shorter of estimated useful life or lease term (generally 2 – 15 years)

Fixtures and equipment	2 – 20 years

Capitalized software	2 – 10 years

Internally developed software costs are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Interest costs related to assets under construction and software projects are capitalized during the construction or development period.

Whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable, we, using our best estimates based on reasonable and supportable assumptions and projections, review for impairment the carrying value of long-lived assets.

Self-Insured Liabilities We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability insurance. We record self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported.

Deferred Rent and Lease Incentives For leases which contain fixed escalations of the minimum annual lease payment during the original term of the lease, we recognize rental expense on a straight-line basis and record the difference between rent expense and the amount currently payable as deferred rent. Deferred lease incentives include construction allowances received from landlords, which are amortized on a straight-line basis over the lease term.

Fair Value of Financial Instruments The carrying value of cash and cash equivalents, accounts receivable, investments, interest rate cap contracts, accounts payable and debt approximates their estimated fair values.

Revenue Recognition We recognize sales and the related cost of products at the time the products are received by customers in accordance with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101. Revenue is recognized for retail sales (excluding home-delivered merchandise) at the point of sale in the store and for home-delivered merchandise and direct-to-customer sales when the merchandise is delivered to the customer. We record a reserve for estimated product returns in each reporting period. Shipping and handling fees charged to the customer are recognized at the time the products are received by the customer and are included in net revenues. Shipping costs are included in cost of goods sold.

Foreign Currency Translation The functional currency of our Canadian subsidiary is the Canadian dollar. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive earnings within shareholders’ equity. Gains and losses resulting from foreign currency transactions have not been significant and are included in selling, general and administrative expenses.

Financial Instruments We utilized 30-day foreign currency contracts to minimize any currency re-measurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. These contracts are accounted for by adjusting the carrying amount of the contract to market and recognizing any gain or loss in selling, general and administrative expenses in each reporting period. We recorded a loss of approximately $137,000 and $61,000 in fiscal 2002 and fiscal 2001, respectively.

We have an interest rate cap contract at 5.88% with a notional amount of $13,083,000 which extends through February 2005 related to an operating lease. The contract has not been designated as a hedge and is accounted for by adjusting the carrying amount of the contract to market. A loss of approximately $93,000 and $30,000 was recorded in selling, general and administrative expenses in fiscal 2002 and fiscal 2001, respectively.

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

Stock-Based Compensation We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized in the consolidated financial statements for stock options.

In fiscal 2001, we entered into an employment agreement (the “Agreement”), effective April 2, 2001, with Dale Hilpert to serve as our Chief Executive Officer and as a Director. Under the Agreement, we had issued Mr. Hilpert 500,000 restricted shares of our common stock. Such restricted shares would vest on March 31, 2004 based upon Mr. Hilpert’s continued employment through such date and total compensation expense (based upon the fair market value of $15.45 on the issue date) of $7,725,000 was being recognized ratably through March 31, 2004.

In January 2003, Mr. Hilpert left the company. Under the terms of his separation agreement, the 500,000 shares of restricted stock became fully vested. In fiscal 2002, we recognized a total of $5,405,000 of compensation expense related to these restricted shares, including $3,283,000 under the separation agreement.

We entered into other employment agreements with certain executive officers during fiscal 2001. In fiscal 2002, we have recognized $1,886,000 of stock-based compensation expense related to these other employment agreements, including $674,000 of stock-based compensation expense related to stock options granted to Mr. Hilpert that became fully vested under his separation agreement. At February 2, 2003, $250,000 of deferred compensation related to these agreements was included in shareholders’ equity.

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” to all of our stock-based compensation arrangements. Under SFAS No. 123, the fair value of stock option awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur. See Note I, Stock Options for the weighted-average assumptions used in the Black-

Scholes option pricing model. Had compensation cost been determined consistent with SFAS No. 123, our net earnings and earnings per share would have been changed to the pro forma amounts indicated below:

	Fiscal Year Ended

Dollars in thousands, except per share amounts	Feb. 2, 2003	Feb. 3, 2002	Jan. 28, 2001

Net earnings, as reported	$124,403	$75,096	$56,782
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effect	4,484	1,997	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(22,864)	(15,220)	(11,617)

Pro forma net earnings	$106,023	$61,873	$45,165

Basic earnings per share
As reported	$1.08	$.67	$.51
Pro forma	.92	.55	.40

Diluted earnings per share
As reported	$1.04	$.65	$.49
Pro forma	.87	.53	.39

New Accounting Pronouncements In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. We are required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. Management has determined that the adoption of SFAS No. 146 did not have a material impact on our consolidated financial position or results of operations.

Other new accounting pronouncements include the following:

FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See Note E, Leases.

FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” See Note F, Related Party Lease Transactions.

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

Reclassifications Certain items in the fiscal 2001 and fiscal 2000 consolidated financial statements have been reclassified to conform to the fiscal 2002 presentation.

Note B: Property and Equipment

Property and equipment consist of the following:

Dollars in thousands	Feb. 2, 2003	Feb. 3, 2002

Land and buildings	$102,639	$102,926
Leasehold improvements	437,605	368,664
Fixtures and equipment	300,139	259,422
Capitalized software	88,758	69,210
Corporate systems projects in progress	39,359	28,898
Construction in progress[1]	20,424	14,861
Capital leases	10,645	9,483

Total	999,569	853,464

Accumulated depreciation and amortization	(367,795)	(283,344)

Property and equipment — net	$631,774	$570,120

[1]	Construction in progress is primarily comprised of leasehold improvements, furniture and fixtures related to new, unopened retail stores and other infrastructure projects.

Note C: Borrowing Arrangements

Long-term debt consists of the following:

Dollars in thousands	Feb. 2, 2003	Feb. 3, 2002

Senior notes	$17,144	$22,858
Obligations under capital leases	8,346	8,973

Total debt	25,490	31,831
Less current maturities	7,419	7,206

Total long-term debt	$18,071	$24,625

The unsecured senior notes are due in August 2005 with interest payable semi-annually at 7.2% per annum. Annual principal payments are $5,714,000. The senior notes are senior to any of our other unsecured debt and contain certain restrictive loan covenants, including minimum net worth requirements, fixed-charge coverage ratios and limitations on current and funded debt.

Our $8,346,000 of capital lease obligations consist primarily of in-store equipment leases with a term of 60 months. The in-store equipment leases include an early purchase option at 54 months for $2,496,000 which is approximately 25% of the acquisition cost. We have an end of lease purchase option to acquire the equipment at the greater of fair market value or 15% of the acquisition cost.

The aggregate maturities of long-term debt at February 2, 2003 were as follows:

Dollars in thousands

Fiscal 2003	$7,419
Fiscal 2004	7,469
Fiscal 2005	7,625
Fiscal 2006	2,977
Fiscal 2007	—

Total	$25,490

We have a line of credit facility that provides for $200,000,000 of unsecured revolving credit and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), minimum fixed charge coverage ratio, and maximum annual capital expenditures. The line of credit facility was renewed by an amended and restated agreement dated October 22, 2002. The amended agreement expires on October 22, 2005. Through April 22, 2005, we may, upon notice to the lenders, request an increase in the facility up to $250,000,000. We may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on our leverage ratio. As of February 2, 2003, we had no borrowings outstanding under the line of credit facility.

In July 2002, we entered into three new unsecured commercial letter of credit reimbursement agreements for an aggregate of $100,000,000. These agreements expire on July 2, 2003. The latest expiration for the letters of credit issued under the agreements is November 29, 2003. As of February 2, 2003, $67,199,000 was outstanding under the letter of credit agreements. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of February 2, 2003.

As of February 2, 2003, we had issued and outstanding standby letters of credit under the line of credit facility in an aggregate amount of $9,964,000. The standby letters of credit were issued to replace surety bonds required to secure the liabilities associated with workers’ compensation and other insurance programs.

Interest expense was $1,441,000 (net of capitalized interest of $1,269,000), $6,199,000 (net of capitalized interest of $691,000), and $8,254,000 (net of capitalized interest of $2,335,000) for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Accounts payable at February 2, 2003 and February 3, 2002, includes cash overdrafts of $23,076,000 and $18,499,000, respectively, for checks issued and not yet presented to the bank for payment.

Note D: Income Taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended

Dollars in thousands	Feb. 2, 2003	Feb. 3, 2002	Jan. 28, 2001

Current payable
Federal	$69,536	$45,500	$25,529
State	11,555	7,116	5,203
Foreign	(696)	1,120	—

Total current	80,395	53,736	30,732

Deferred
Federal	(2,749)	(5,232)	4,515
State	(700)	(525)	300
Foreign	933	(969)	—

Total deferred	(2,516)	(6,726)	4,815

Total provision	$77,879	$47,010	$35,547

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal Year Ended

	Feb. 2, 2003	Feb. 3, 2002	Jan. 28, 2001

Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State income tax rate, less federal benefit	3.5%	3.5%	3.5%

Total	38.5%	38.5%	38.5%

Significant components of our deferred tax accounts are as follows:

	Feb. 2, 2003		Feb. 3, 2002

	Deferred	Deferred	Deferred	Deferred
Dollars in thousands	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities

Current:
Compensation	$13,537	—	$8,423	—
Inventory	8,076	—	6,379	—
Accrued liabilities	8,334	—	7,474	—
Deferred catalog costs	—	$13,538	—	$10,759
Other	(105)	—	36	—

Total current	29,842	13,538	22,312	10,759

Non-current:
Depreciation	—	6,580	—	3,930
Deferred rent	1,515	—	1,024	—
Deferred lease incentives	—	6,696	—	6,132
Other	420	—	246	—

Total non-current	1,935	13,276	1,270	10,062

Total	$31,777	$26,814	$23,582	$20,821

Note E: Leases

We lease store locations, warehouses, corporate facilities, call centers and certain equipment under operating and capital leases for original terms ranging generally from 3 to 23 years. Certain leases contain renewal options for periods up to 20 years. Store leases typically provide for minimum rental payments and additional rent based upon a percentage of store sales if a specified store sales target is exceeded. Such contingent rental expense is accrued each reporting period if achievement of a store sales target is considered probable.

We have an operating lease for a 1,002,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2022, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company with operations separate from the leasing of this distribution facility. The lessor financed the construction of the distribution facility and expansion through the sale of $39,200,000 Taxable Industrial Development Revenue Bonds, Series 1998 and 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of February 2, 2003, approximately $33,811,000 was outstanding on the bonds. We are required to make annual rental payments of approximately $3,719,000, plus applicable taxes, insurance and maintenance expenses.

We have an operating lease for an additional 1,103,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2023, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company. The lessor financed the construction of the distribution facility through the sale of $42,500,000 Taxable Industrial Development Revenue Bonds, Series 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of February 2, 2003, approximately $36,703,000 was outstanding on the bonds. We are required to make annual rental payments of approximately $4,179,000, plus applicable taxes, insurance and maintenance expenses.

In November 2002, the FASB issued FIN No. 45, which requires certain guarantees to be recorded at fair value. The interpretation also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote. In general, the interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We lease an aircraft for a term of 60 months ending January 2005. At the end of the lease term, we may either purchase the aircraft for $11,500,000 or sell it. If the proceeds of such sale are in excess of $11,500,000, then we are entitled to retain the excess. If the proceeds are less than $11,500,000, we will be required to pay the lessor the difference up to $9,080,000. We estimate that the fair value of the aircraft at February 2, 2003 exceeded $11,500,000 and therefore no liability has been recorded for the residual value.

Total rental expense for all operating leases (including the related party leases described in Note F) was as follows:

	Fiscal Year Ended

Dollars in thousands	Feb. 2, 2003	Feb. 3, 2002	Jan. 28, 2001

Minimum rent expense	$95,173	$86,675	$77,711
Contingent rent expense	19,626	18,309	15,253

Less: Sublease rental income	(503)	(2,172)	(1,813)

Total rent expense	$114,296	$102,812	$91,151

The aggregate minimum annual rental payments under noncancelable operating leases in effect at February 2, 2003 were as follows:

Minimum Lease
Dollars in thousands	Commitments

Fiscal 2003	$123,771
Fiscal 2004	120,085
Fiscal 2005	116,581
Fiscal 2006	112,836
Fiscal 2007	109,407
Thereafter	567,117

Total	$1,149,797

Note F: Related Party Lease Transactions

Our operating leases include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of W. Howard Lester, Chairman of the Board of Directors and a significant shareholder of ours, and James A. McMahan, a Director and significant shareholder of ours. Partnership 1 does not have operations separate from leasing of this distribution facility to us and does not have lease agreements with any unrelated third parties.

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of Industrial Development Bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 Industrial Development Bonds are collateralized by the distribution facility and the individual partners guarantee the bond repayments. As of February 2, 2003, $3,214,000 was outstanding under the Partnership 1 Industrial Development Bonds.

The operating lease for this distribution facility requires us to pay annual rent of $618,000 plus interest on the bonds calculated at a variable rate determined monthly (2.5% in February 2003), applicable taxes, insurance and maintenance expenses. Although the current term of the lease expires in August 2004, we are obligated to renew the operating lease until these bonds are fully repaid.

We have an operating lease entered into in August 1990 for another distribution facility that is adjoined to the Partnership 1 facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 2”) comprised of W. Howard Lester, James A. McMahan and two unrelated parties. Partnership 2 does not have operations separate from leasing this distribution facility to us and does not have lease agreements with any unrelated third parties.

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of Industrial Development Bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 Industrial Development Bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of February 2, 2003, $16,157,000 was outstanding under the Partnership 2 Industrial Development Bonds.

The operating lease for this distribution facility requires us to pay annual rent of approximately $2,700,000, plus applicable taxes, insurance and maintenance expenses. This operating lease has a term of 15 years expiring in August 2006, with three optional five-year renewal periods. We are, however, obligated to renew the lease until the bonds are fully repaid.

On March 4, 2002, our Board of Directors authorized management to obtain information, conduct negotiations, and enter into appropriate agreements with the intent to pursue potential acquisitions of the distribution facilities currently leased from Partnerships 1 and 2 prior to the end of fiscal 2002. In January 2003, management concluded that the acquisition of such distribution facilities would not be beneficial to us from both an operational and financial standpoint. Therefore, the distribution facilities were not acquired.

In January 2003, the FASB issued FIN No. 46, which explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

Management determined that the partnerships (Partnerships 1 and 2) from which we leased our Memphis distribution facilities, qualify as a “variable interest entity” under FIN No. 46 due to their related party relationship with us. Therefore, we will be required to consolidate Partnerships 1 and 2 as of August 4, 2003, the beginning of the third quarter of fiscal 2003. We currently estimate that the consolidation will result in increases of approximately $16,000,000 in assets (primarily buildings) and $18,000,000 in liabilities (primarily long-term debt) to our consolidated balance sheet and a cumulative effect charge of approximately $2,000,000 after taxes to our statement of earnings as of August 4, 2003. The bonds issued in connection with Partnerships 1 and 2 have no recourse to us, and we do not anticipate incurring any loss from our obligations under these leases.

Note G: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands,	Net	Weighted	Per-Share
except per share amounts	Earnings	Average Shares	Amount

2002
Basic	$124,403	115,100	$1.08
Effect of dilutive stock options	—	4,450
Diluted	$124,403	119,550	$1.04

2001
Basic	$75,096	112,494	$ .67
Effect of dilutive stock options	—	2,946
Diluted	$75,096	115,440	$ .65

2000
Basic	$56,782	111,800	$ .51
Effect of dilutive stock options	—	3,120
Diluted	$56,782	114,920	$ .49

Options with an exercise price greater than the average market price of common shares for the period were 1,414,000 in fiscal 2002, 1,408,000 in fiscal 2001 and 2,589,000 in fiscal 2000 and were not included in the computation of diluted earnings per share.

Note H: Common Stock

In January 2003, the Board of Directors authorized a stock repurchase program to acquire up to four million shares of our outstanding common stock in the open market. During the fourth quarter of fiscal 2002, we repurchased and retired two million shares of our common stock under the program for an aggregate purchase price of approximately $48,361,000, a weighted average cost of $24.18 per share. As of February 2, 2003, the remaining authorized amount for stock eligible for repurchase is two million shares. The total value of common stock we can repurchase is limited by the debt covenant associated with our credit facilities.

In fiscal 2000 and 1999, we repurchased a total of 1,982,400 shares of our common stock for a cost of $23,273,000. During fiscal 2002, we retired these shares.

On April 15, 2002, our Board of Directors declared a two-for-one stock split of our common stock. The stock split was effected by issuing one additional share of common stock for each outstanding share of common stock. The additional shares were distributed on May 9, 2002 to shareholders of record on April 29, 2002. All share and per share amounts have been restated to give effect to this stock split.

Note I: Stock Options

Our 1993 Stock Option Plan (the “1993 Plan”), as amended, provides for grants of incentive and non-qualified stock options up to an aggregate of 17,000,000 shares. All incentive stock option grants made under the 1993 Plan have a maximum term of ten years, except those issued to 10% shareholders which have a term of five years. The exercise price of these options is not less than 100% of the fair market value of our stock on the date of the option grant or not less than 110% of such fair market value for an incentive stock option granted to a shareholder with greater than 10% of the voting power of all of our stock. Options granted to employees generally vest over five years. Options granted to Board members generally vest in one year.

Our 2000 Stock Option Plan (the “2000 Plan”), provides for grants of non-qualified stock options up to an aggregate of 3,000,000 shares. All non-qualified stock option grants under the 2000 Plan have a maximum term of ten years with an exercise price of 100% of the fair value of the stock at the option grant date. Options granted to employees generally vest over five years.

Our 2001 Stock Option Plan (the “2001 Plan”), provides for grants of incentive and non-qualified stock options up to an aggregate of 5,000,000 shares. All incentive stock option grants made under the 2001 Plan have a maximum term of ten years, except those issued to 10% shareholders which have a term of five years. The exercise price of these stock options is not less than 100% of the fair market value of our stock on the date of the option grant or not less than 110% of such fair market value for an incentive stock option granted to a shareholder with greater than 10% of the voting power of all of our stock. Options granted to employees generally vest over five years. Options granted to Board members generally vest in one year.

The following table reflects the aggregate activity under our stock option plans:

		Weighted Average
	Shares	Exercise Price

Balance at January 30, 2000	10,039,288	$ 9.80

Granted (weighted average fair value of $8.06)	6,182,500	11.65
Exercised	(498,054)	8.69
Canceled	(1,506,264)	12.70

Balance at January 28, 2001	14,217,470	10.40

Granted (weighted average fair value of $9.92)	4,846,930	14.39
Exercised	(2,381,540)	7.85
Canceled	(2,917,186)	12.73

Balance at February 3, 2002	13,765,674	11.57

Granted (weighted average fair value of $15.71)	3,514,429	24.58
Exercised	(2,019,273)	9.68
Canceled	(693,724)	14.74

Balance at February 2, 2003	14,567,106	14.77

Exercisable, January 28, 2001	4,802,528	$ 7.35
Exercisable, February 3, 2002	4,535,892	8.74
Exercisable, February 2, 2003	5,734,820	10.60

Options to purchase 2,449,529 shares were available for grant at February 2, 2003.

The following table summarizes information about stock options outstanding at February 2, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of exercise prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 1.78 - $ 9.47	3,430,153	4.9	$ 7.32	2,261,351	$ 6.24
$ 9.50 - $13.66	4,257,164	7.6	12.13	1,966,758	11.51
$13.85 - $18.83	3,234,470	7.0	15.36	1,373,548	15.39
$19.15 - $26.00	3,276,950	9.3	23.65	119,737	20.94
$26.07 - $32.80	368,369	9.2	30.60	13,426	26.86

$ 1.78 - $32.80	14,567,106	7.2	14.77	5,734,820	10.60

See Note A, Summary of Significant Accounting Policies for the effect on net earnings and earnings per share as if we applied the fair value recognition provisions of SFAS No. 123. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended

	Feb. 2, 2003	Feb. 3, 2002	Jan. 28, 2001

Dividend yield	—	—	—
Volatility	65.5%	66.8%	66.1%
Risk-free interest	5.1%	4.9%	6.6%
Expected term (years)	6.7	6.3	6.8

Note J: Associate Stock-Incentive Plan and Other Employee Benefits

We have a defined contribution retirement plan, the “Williams-Sonoma, Inc. Associate Stock-Incentive Plan” (the “Plan”), for eligible employees, which is intended to be qualified under Internal Revenue Code Sections 401(a) and 401(k). The Plan permits eligible employees to make salary deferral contributions in accordance with Internal Revenue Code Section 401(k). Employees designate the funds in which their contributions are invested. Each participant may choose to have his/her salary deferral contributions and earnings thereon invested in one or more investment funds, including investing in our company stock fund. All amounts contributed by the company are invested in our common stock. Our matching contribution is 100% of the first 6% of a participant’s pay (4% for higher paid individuals), which the participant elects to contribute to our company stock fund through salary deferral contributions. Matching contributions generally vest at the rate of 20% per year from the start date. Our contributions were $4,433,000 in fiscal 2002, $3,893,000 in fiscal 2001 and $3,392,000 in fiscal 2000.

We have a nonqualified executive deferred compensation plan, which provides supplemental retirement income benefits for a select group of management, and other certain highly compensated employees. This plan permits eligible employees to make salary and bonus deferrals which are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. At February 2, 2003, $5,146,000 is included in other long-term obligations. We have purchased life insurance policies on certain participants. The cash surrender value of these policies is $3,999,000 at February 2, 2003 and is included in other assets.

Note K: Commitments and Contingencies

As of February 2, 2003, there are no material legal proceedings pending against us. From time to time, we may become a party to and subject to claims incident to the ordinary course of our business. Although the results of the proceedings and claims cannot be predicted with certainty, we believe that the ultimate resolution of such matters will not have a material adverse effect on our business, results of operations or financial condition.

Note L: Segment Reporting

We have two reportable segments, retail and direct-to-customer. The retail segment sells products for the home through our four retail concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything). The four retail concepts are operating segments, which have been aggregated into one reportable segment, retail. The direct-to-customer segment sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Hold Everything, West Elm and Chambers) and four e-commerce websites (wsweddings.com, williams-sonoma.com, potterybarn.com and potterybarnkids.com).

These reportable segments are strategic business units that offer similar home-centered products. They are managed separately because the business units utilize two distinct distribution and marketing strategies. Management’s expectation is that the overall economics of each of our major concepts within each reportable segment will be similar over time.

The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies. We use earnings before unallocated corporate overhead, interest and taxes to evaluate segment profitability. Unallocated assets include corporate cash and equivalents, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets.

Segment Information

		Direct-to-
Dollars in thousands	Retail	Customer	Unallocated	Total

2002
Net revenues	$1,423,993	$936,837	—	$2,360,830
Depreciation and amortization expense	59,312	19,378	$12,794	91,484
Earnings (loss) before income taxes	214,648	140,527	(152,893)	202,282

Assets	726,199	160,714	377,542	1,264,455
Capital expenditures	124,416	14,972	16,793	156,181

2001
Net revenues	$1,236,811	$849,851	—	$2,086,662
Depreciation and amortization expense	50,859	19,217	$11,518	81,594
Earnings (loss) before income taxes	156,894	83,257	(118,045)	122,106

Assets	606,926	154,083	233,894	994,903
Capital expenditures	115,647	24,421	15,919	155,987

2000
Net revenues	$1,045,597	$783,886	—	$1,829,483
Depreciation and amortization expense	39,156	13,879	$9,367	62,402
Earnings (loss) before income taxes	117,356	68,694	(93,721)	92,329

Assets	551,630	178,236	162,062	891,928
Capital expenditures	112,110	25,425	97,314	234,849

Independent Auditors’ Report

To the Board of Directors and the Shareholders of Williams-Sonoma, Inc.:

      We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the Company) as of February 2, 2003 and February 3, 2002, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 2, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of February 2, 2003 and February 3, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California

March 18, 2003

Quarterly Financial Information

(Unaudited)

Dollars in thousands, except per share amounts

Fiscal 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Net revenues	$478,379	$495,593	$527,894	$858,964	$2,360,830
Gross margin	181,898	185,374	206,189	378,140	951,601
Earnings before income taxes	24,964	22,993	24,614	129,711	202,282
Net earnings	15,353	14,141	15,137	79,772	124,403
Basic earnings per share[2,3]	$.13	$.12	$.13	$.69	$1.08	[2]
Diluted earnings per share[2,3]	$.13	$.12	$.13	$.67	$1.04	[2]

Fiscal 2001[1]	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	[1]	Full Year

Net revenues	$417,572	$428,994	$462,096	$778,000		$2,086,662
Gross margin	146,966	146,171	165,972	334,880		793,989
Earnings before income taxes	800	2,198	6,265	112,843		122,106
Net earnings	492	1,352	3,853	69,399		75,096
Basic earnings per share[2,3]	$.00	$.01	$.03	$.61		$.67	[2]
Diluted earnings per share[2,3]	$.00	$.01	$.03	$.59		$.65	[2]

[1]	Fiscal 2001 is a 53-week year versus a 52-week year in fiscal 2002. In fiscal 2001, the fourth quarter includes 14 weeks versus 13 weeks in the fourth quarter of fiscal 2002.
[2]	Per SFAS 128, the sum of the quarterly net earnings per share amounts will not necessarily equal the annual net earnings per share as each quarter is calculated independently.
[3]	Earnings per share restated to reflect the 2-for-1 stock split in May 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other information required by this Item is incorporated by reference herein to our definitive Proxy Statement, which was filed with the Securities and Exchange Commission on April 15, 2003.

Information with respect to the Executive Officers and key employees of the registrant, as of March 31, 2003 is set forth below:

Name	Position with the Company

Edward A. Mueller	Chief Executive Officer
W. Howard Lester	Chairman of the Company
Charles E. Williams	Founder of the Company and Vice Chairman
Laura J. Alber	President, Pottery Barn Brands
James E. Boike	Executive Vice President and Chief Operating Officer
Patrick J. Connolly	Executive Vice President and Chief Marketing Officer
Patrick Cowell	President, Williams-Sonoma Brand
Donna H. Isralsky	Senior Vice President, Product Supply Chain and International Operations
Ronald M. Loeb	Senior Vice President, General Counsel
Sharon L. McCollam	Senior Vice President, Chief Financial Officer
Dean A. Miller	Senior Vice President, Global Logistics

Edward A. Mueller, age 55, has served as Chief Executive Officer since January 2003 and was chairman of the Audit Committee and a member of the Nominations and Corporate Governance Committee until January 2003. Mr. Mueller has been a director since 1999. Mr. Mueller previously served as President and Chief Executive Officer of Ameritech from 2000 to 2002, as President of SBC International Operations from 1999 to 2000, as President and Chief Executive Officer of Pacific Bell from 1997 to 1999 and as President and Chief Executive Officer of Southwestern Bell from 1994 to 1997.

W. Howard Lester, age 67, has served as Chairman since 1986. Mr. Lester previously served as Chief Executive Officer from 1979 to 2001. He also serves as a director of Harold’s Department Stores, Inc.

Charles E. Williams, age 87, is the founder and has served as Vice Chairman since 1986.

Laura J. Alber, age 34, has served as President, Pottery Barn Brands since 2002. Ms. Alber previously served as Executive Vice President, Pottery Barn Brand from 2000 to 2002, as Senior Vice President, Pottery Barn Catalog and Pottery Barn Kids Retail from 1999 to 2000, as Divisional Vice President, Pottery Barn Catalog from 1997 to 1999 and as Director, Pottery Barn Catalog from 1996 to 1997.

James E. Boike, age 56, has served as Executive Vice President and Chief Operating Officer since 2001. Mr. Boike previously served as Executive Vice President, Premium Brands from 2000 to 2001, as Executive Vice President, Stores and Operations from 1997 to 2000, as Senior Vice President, Stores from 1995 to 1997, as Vice President, Stores from 1994 to 1995 and as Vice President, Merchandise Operations from 1993 to 1994.

Patrick J. Connolly, age 56, has served as Executive Vice President and Chief Marketing Officer since 2000. Mr. Connolly previously served as Executive Vice President, General Manager, Catalog from 1995 to 2000, as Senior Vice President, Mail Order from 1991 to 1995 and as Vice President, Mail Order from 1979 to 1990.

Patrick Cowell, age 53, has served as President, Williams-Sonoma Brand since 2002. Mr. Cowell has served as President of Cowell Development since 1999. He previously served as President and Chief Executive Officer of Airport Group International from 1996 to 1999 and as President, Americas and Caribbean, Sun International Hotels and Resorts from 1994 to 1996. He also worked at Hyatt Hotels Corporation from 1972 to 1994 and served as Divisional Vice President of the Western Division for Hyatt Hotels Corporation from 1993 to 1994.

Donna H. Isralsky, age 47, has served as Senior Vice President, Product Supply Chain and International Operations since 1999. Ms. Isralsky previously served as Vice President, Product Supply Chain from 1996 to 1999. She also served as Vice President, Operations, Production and Sourcing of Reebok International Ltd. from 1994 to 1996.

Ronald M. Loeb, age 70, has served as Senior Vice President, General Counsel since 1999. Mr. Loeb previously served as Senior Partner of Irell & Manella from 1972 to 1997. He also served as interim Chief Executive Officer of Mattel, Inc. in 2000 and currently serves as a director of Mattel, Inc.

Sharon L. McCollam, age 40, has served as Senior Vice President, Chief Financial Officer since 2000. Ms. McCollam previously served as Vice President of Finance in 2000. She also served as Chief Financial Officer of Dole Fresh Vegetables, Inc. from 1996 to 2000.

Dean A. Miller, age 40, has served as Senior Vice President, Global Logistics since 2001. Mr. Miller previously served as Vice President, Retail Distribution in 2001. He also served as Vice President, Global Logistics of United Parcel Services from 1996 to 2001.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference herein to our definitive Proxy Statement, which was filed with the Securities and Exchange Commission on April 15, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference herein to our definitive Proxy Statement, which was filed with the Securities and Exchange Commission on April 15, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference herein to our definitive Proxy Statement, which was filed with the Securities and Exchange Commission on April 15, 2003.

ITEM 14. CONTROLS AND PROCEDURES

As of February 2, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Senior Vice President, Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of February 2, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to February 2, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 8:

Consolidated Statements of Earnings for the fiscal years ended February 2, 2003, February 3, 2002 and January 28, 2001

Consolidated Balance Sheets as of February 2, 2003 and February 3, 2002

Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 2, 2003, February 3, 2002 and January 28, 2001

Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2003, February 3, 2002 and January 28, 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

Quarterly Financial Information

(a)(2) Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable.

(a)(3) Exhibits: See Exhibit Index on pages 51 through 54.

(b) Reports on Form 8-K: No Form 8-K filings were made during the last quarter of the fiscal year ended February 2, 2003.

(c) Exhibits: See Exhibit Index on pages 51 through 54.

(d) Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS-SONOMA, INC.

          Date: April 15, 2003

By	/s/ EDWARD A. MUELLER

_______________________________________ Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2003	/s/ W. HOWARD LESTER ------------------------------------------------------------ W. Howard Lester Chairman of the Board and Director

Date: April 15, 2003	/s/ EDWARD A. MUELLER ------------------------------------------------------------ Edward A. Mueller Chief Executive Officer and Director (principal executive officer)

Date: April 15, 2003	/s/ SHARON L. MCCOLLAM

------------------------------------------------------------
Sharon L. McCollam
Senior Vice President
Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: April 15, 2003	/s/ CHARLES E. WILLIAMS ------------------------------------------------------------ Charles E. Williams Director

Date: April 15, 2003	/s/ PATRICK J. CONNOLLY ------------------------------------------------------------ Patrick J. Connolly Director

Date: April 15, 2003	/s/ ADRIAN D.P. BELLAMY ------------------------------------------------------------ Adrian D.P. Bellamy Director

Date: April 15, 2003	/s/ MICHAEL R. LYNCH ------------------------------------------------------------ Michael R. Lynch Director

Date: April 15, 2003	/s/ JAMES A. MCMAHAN ------------------------------------------------------------ James A. McMahan Director

Date: April 15, 2003	/s/ HEATHER M. REISMAN ------------------------------------------------------------ Heather M. Reisman Director

Date: April 15, 2003	/s/ RICHARD T. ROBERTSON ------------------------------------------------------------ Richard T. Robertson Director

CERTIFICATION

I, Edward A. Mueller, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Williams-Sonoma, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

By:	/s/ EDWARD A. MUELLER

Edward A. Mueller
Chief Executive Officer

CERTIFICATION

I, Sharon L. McCollam, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Williams-Sonoma, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

By:	/s/ SHARON L. MCCOLLAM

______________________________________ Sharon L. McCollam
Senior Vice President
Chief Financial Officer

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE
FISCAL YEAR ENDED FEBRUARY 2, 2003

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)
3.2	Certificate of Amendment of Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
3.3	Restated Bylaws and Amendment Number One to the Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)
4.1	Note Agreement, dated August 1, 1995, for $40,000,000 7.2% Senior Notes (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 13, 1995, File No. 000-12704)
10.1	Guaranty Agreement, dated August 1, 1995, for $40,000,000 Senior Notes (incorporated by reference to Exhibit 10.9A to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 13, 1995, File No. 000-12704)
10.2	Intercreditor Agreement, dated August 1, 1995, for $40,000,000 Senior Notes (incorporated by reference to Exhibit 10.9B to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 13, 1995, File No. 000-12704)
10.3	Third Amendment, dated June 30, 1998, to Letter of Credit Agreement between the Company and Bank of America National Trust and Savings Association, dated June 1, 1997 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)
10.4	Reimbursement Agreement between the Company and Bank of America, National Association, dated July 2, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2002 as filed with the Commission on September 18, 2002, File No. 001-14077)
10.5	Reimbursement Agreement between the Company and Bank of New York, dated July 2, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2002 as filed with the Commission on September 18, 2002, File No. 001-14077)
10.6	Reimbursement Agreement between the Company and Fleet National Bank, dated July 2, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2002 as filed with the Commission on September 18, 2002, File No. 001-14077)
10.7	Second Amended and Restated Credit Agreement, dated October 22, 2002 between the Company and Bank of America, N.A. as administrative agent and L/ C issuer, Fleet National Bank and The Bank of New York as co-syndication agents, Wells Fargo Bank, N.A. and JPMorgan Chase Bank as co- documentation agents, and the Lenders party hereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2002 as filed with the Commission on December 16, 2002, File No. 001-14077)
10.8+	Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8 as filed with the Commission on July 10, 1998, File No. 333-58833)
10.9+	Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Form S-8 as filed with the Commission on March 19, 1998, File No. 333-48247)
10.10+	Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10.11+	Williams-Sonoma, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on March 30, 2001, File No. 333-58026)
10.12+	Williams-Sonoma, Inc. Employee Profit Sharing and Stock Incentive Plan Trust Agreement, dated September 20, 1989 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 as filed with the Commission on February 22, 1990, File No. 33-33693)
10.13*	First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, dated February 25, 2002
10.14*	First Amendment, dated November 1, 2002, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997
10.15*	Second Amendment, dated December 31, 2002, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997
10.16+	Second Amendment and Restatement of the Williams-Sonoma, Inc. Executive Deferral Plan, dated November 23, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)
10.17	Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1983 as filed with the Commission on October 14, 1983, File No. 000-12704)
10.18	First Amendment, dated December 1, 1985, to the Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1986 as filed with the Commission on May 2, 1986, File No. 000-12704)
10.19	Second Amendment, dated December 1, 1993, to the Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)
10.20	Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 1990 as filed with the Commission on December 12, 1990, File No. 000-12704)
10.21	First Amendment, dated December 22, 1993, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee between the Company and Hewson-Memphis Partners, dated as of August 1, 1990 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)
10.22	Second Amendment, dated September 1, 1994, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994, File No 000-12704)
10.23	Third Amendment, dated October 24, 1995, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.2E to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)
10.24	Fourth Amendment, dated February 1, 1996, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10.25	Fifth Amendment to Sublease, dated March 1, 1999, incorrectly titled Fourth Amendment to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)
10.26	Purchase and Sale Agreement between the Company and Bancroft-Whitney, a division of Thomson Legal Publishing, Inc., dated December 14, 1993 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)
10.27	Office lease between TJM Properties, L.L.C. and Williams-Sonoma, Inc., dated February 13, 1998 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1998 as filed with the Commission on April 22, 1998, File No. 000-12704)
10.28	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)
10.29	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and Hewson/ Desoto Phase I, L.L.C. as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)
10.30	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and Hewson/ Desoto Phase I, L.L.C. as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
10.31	Purchase and Sale Agreement and Escrow Instructions, dated December 14, 1999, between the Company and Levi Strauss & Co. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
10.32	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and Hewson/ Desoto Partners, L.L.C. as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
10.33	Lease Guarantee by the Company in favor of Hewson/ Desoto Partners, L.L.C., dated November 15, 1999 (incorporated by reference to Exhibit 10.14A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
10.34	Commercial Lease for 3025 Market Street, Camp Hill, Pennsylvania, dated July 25, 2000, between Williams-Sonoma Direct, Inc. as lessee and C.A. Hempt Estate, Inc. as lessor (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)
10.35	Guaranty for Commercial Lease for 3025 Market Street, Camp Hill Pennsylvania, dated July 25, 2000, by the Company as guarantor and with C.A. Hempt Estate, Inc. as the lessor (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)
10.36+	Employment Agreement between the Company and Laura Alber, dated March 19, 2001 (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)
10.37+	Agreement between the Company and James Boike, dated May 8, 2001 (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10.38+	Employment Agreement between the Company and Patrick Cowell, dated March 4, 2002 (incorporated by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)
10.39*+	Separation Agreement between the Company and Dale W. Hilpert, dated January 9, 2003
21*	Subsidiaries
23.1*	Independent Auditors’ Consent
99.1*	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.