Form 10-K/A
period 2003-02-02
WILLIAMS SONOMA INC
filed 2003-04-16
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note

Williams-Sonoma, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K/A solely to add Exhibits 21 and 23.1 (Subsidiaries and Independent Auditors’ Consent, respectively) to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on Tuesday, April 15, 2003 (the “Original Form 10-K”). Exhibits 21 and 23.1 were inadvertently omitted from the Original Form 10-K by our filing agent during the edgarization process.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3) Exhibits: See Exhibit Index on pages 4 through 7.

(c)  Exhibits: See Exhibit Index on pages 4 through 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Original Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS-SONOMA, INC.

          Date: April 16, 2003

By	/s/ EDWARD A. MUELLER

_______________________________________ Chief Executive Officer
Director

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE
FISCAL YEAR ENDED FEBRUARY 2, 2003

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)
3.2	Certificate of Amendment of Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
3.3	Restated Bylaws and Amendment Number One to the Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)
4.1	Note Agreement, dated August 1, 1995, for $40,000,000 7.2% Senior Notes (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 13, 1995, File No. 000-12704)
10.1	Guaranty Agreement, dated August 1, 1995, for $40,000,000 Senior Notes (incorporated by reference to Exhibit 10.9A to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 13, 1995, File No. 000-12704)
10.2	Intercreditor Agreement, dated August 1, 1995, for $40,000,000 Senior Notes (incorporated by reference to Exhibit 10.9B to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 13, 1995, File No. 000-12704)
10.3	Third Amendment, dated June 30, 1998, to Letter of Credit Agreement between the Company and Bank of America National Trust and Savings Association, dated June 1, 1997 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)
10.4	Reimbursement Agreement between the Company and Bank of America, National Association, dated July 2, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2002 as filed with the Commission on September 18, 2002, File No. 001-14077)
10.5	Reimbursement Agreement between the Company and Bank of New York, dated July 2, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2002 as filed with the Commission on September 18, 2002, File No. 001-14077)
10.6	Reimbursement Agreement between the Company and Fleet National Bank, dated July 2, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2002 as filed with the Commission on September 18, 2002, File No. 001-14077)
10.7	Second Amended and Restated Credit Agreement, dated October 22, 2002 between the Company and Bank of America, N.A. as administrative agent and L/ C issuer, Fleet National Bank and The Bank of New York as co-syndication agents, Wells Fargo Bank, N.A. and JPMorgan Chase Bank as co- documentation agents, and the Lenders party hereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2002 as filed with the Commission on December 16, 2002, File No. 001-14077)
10.8+	Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8 as filed with the Commission on July 10, 1998, File No. 333-58833)
10.9+	Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Form S-8 as filed with the Commission on March 19, 1998, File No. 333-48247)
10.10+	Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10.11+	Williams-Sonoma, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on March 30, 2001, File No. 333-58026)
10.12+	Williams-Sonoma, Inc. Employee Profit Sharing and Stock Incentive Plan Trust Agreement, dated September 20, 1989 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 as filed with the Commission on February 22, 1990, File No. 33-33693)
10.13†+	First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, dated February 25, 2002
10.14†+	First Amendment, dated November 1, 2002, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997
10.15†+	Second Amendment, dated December 31, 2002, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997
10.16+	Second Amendment and Restatement of the Williams-Sonoma, Inc. Executive Deferral Plan, dated November 23, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)
10.17	Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1983 as filed with the Commission on October 14, 1983, File No. 000-12704)
10.18	First Amendment, dated December 1, 1985, to the Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1986 as filed with the Commission on May 2, 1986, File No. 000-12704)
10.19	Second Amendment, dated December 1, 1993, to the Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)
10.20	Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 1990 as filed with the Commission on December 12, 1990, File No. 000-12704)
10.21	First Amendment, dated December 22, 1993, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee between the Company and Hewson-Memphis Partners, dated as of August 1, 1990 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)
10.22	Second Amendment, dated September 1, 1994, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994, File No 000-12704)
10.23	Third Amendment, dated October 24, 1995, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.2E to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)
10.24	Fourth Amendment, dated February 1, 1996, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10.25	Fifth Amendment to Sublease, dated March 1, 1999, incorrectly titled Fourth Amendment to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)
10.26	Purchase and Sale Agreement between the Company and Bancroft-Whitney, a division of Thomson Legal Publishing, Inc., dated December 14, 1993 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)
10.27	Office lease between TJM Properties, L.L.C. and Williams-Sonoma, Inc., dated February 13, 1998 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1998 as filed with the Commission on April 22, 1998, File No. 000-12704)
10.28	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)
10.29	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and Hewson/ Desoto Phase I, L.L.C. as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)
10.30	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and Hewson/ Desoto Phase I, L.L.C. as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
10.31	Purchase and Sale Agreement and Escrow Instructions, dated December 14, 1999, between the Company and Levi Strauss & Co. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
10.32	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and Hewson/ Desoto Partners, L.L.C. as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
10.33	Lease Guarantee by the Company in favor of Hewson/ Desoto Partners, L.L.C., dated November 15, 1999 (incorporated by reference to Exhibit 10.14A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
10.34	Commercial Lease for 3025 Market Street, Camp Hill, Pennsylvania, dated July 25, 2000, between Williams-Sonoma Direct, Inc. as lessee and C.A. Hempt Estate, Inc. as lessor (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)
10.35	Guaranty for Commercial Lease for 3025 Market Street, Camp Hill Pennsylvania, dated July 25, 2000, by the Company as guarantor and with C.A. Hempt Estate, Inc. as the lessor (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)
10.36+	Employment Agreement between the Company and Laura Alber, dated March 19, 2001 (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)
10.37+	Agreement between the Company and James Boike, dated May 8, 2001 (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10.38+	Employment Agreement between the Company and Patrick Cowell, dated March 4, 2002 (incorporated by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)
10.39†+	Separation Agreement between the Company and Dale W. Hilpert, dated January 9, 2003
21**	Subsidiaries
23.1**	Independent Auditors’ Consent
99.1†	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2†	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

†	Previously filed with the Original Form 10-K.