Form 10-Q
period 2003-05-04
WILLIAMS SONOMA INC
filed 2003-06-17
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 001-14077

WILLIAMS-SONOMA, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2203880 (I.R.S. Employer Identification No.)

3250 Van Ness Avenue, San Francisco, CA (Address of principal executive offices)	94109 (Zip Code)

Registrant’s telephone number, including area code	(415) 421-7900

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark (“✓”) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark (“✓ “) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of June 6, 2003, 116,282,101 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MAY 4, 2003

PART I. FINANCIAL INFORMATION

		PAGE

Item 1	Financial Statements	2
	Condensed Consolidated Balance Sheets
	May 4, 2003, February 2, 2003 and May 5, 2002
	Condensed Consolidated Statements of Earnings
	Thirteen weeks ended May 4, 2003 and May 5, 2002
	Condensed Consolidated Statements of Cash Flows
	Thirteen weeks ended May 4, 2003 and May 5, 2002
	Notes to Condensed Consolidated Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1	Legal Proceedings	24
Item 6	Exhibits and Reports on Form 8-K	24

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 4,	February 2,	May 5,
Dollars and shares in thousands, except per share amounts	2003	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$54,984	$193,495	$56,726
Accounts receivable — net	35,623	34,288	38,380
Merchandise inventories — net	372,502	321,247	252,475
Prepaid catalog expenses	33,642	35,163	28,253
Prepaid expenses	23,811	21,346	18,872
Deferred income taxes	16,314	16,304	11,554
Other assets	8,500	3,541	3,054

Total current assets	545,376	625,384	409,314

Property and equipment — net	632,785	631,774	572,724
Other assets — net	8,528	7,297	7,571

Total assets	$1,186,689	$1,264,455	$989,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$123,615	$166,102	$92,159
Accrued expenses	54,895	82,027	50,881
Customer deposits	99,307	93,073	89,557
Income taxes payable	10,395	56,442	14,524
Current portion of long-term debt	7,423	7,419	7,376
Other liabilities	17,169	19,765	11,119

Total current liabilities	312,804	424,828	265,616

Deferred rent and lease incentives	162,287	161,091	131,510
Long-term debt	17,641	18,071	25,065
Deferred income tax liabilities	11,348	11,341	8,776
Other long-term obligations	6,711	5,146	5,075

Total liabilities	510,791	620,477	436,042

Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, $.01 par value, authorized: 253,125 shares;
issued: 115,637, 114,317 and 116,877 shares;
outstanding: 115,637, 114,317 and 114,895 shares	1,156	1,143	1,168
Additional paid-in capital	212,726	196,259	174,635
Retained earnings	460,232	446,837	407,653
Accumulated foreign currency translation adjustment	1,784	(11)	(2)
Deferred stock-based compensation	—	(250)	(6,614)
Treasury stock, at cost: nil, nil and 1,982 shares	—	—	(23,273)

Total shareholders’ equity	675,898	643,978	553,567

Total liabilities and shareholders’ equity	$1,186,689	$1,264,455	$989,609

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended

	May 4,	May 5,
Dollars and shares in thousands, except per share amounts	2003	2002

Net revenues	$536,840	$478,379
Cost of goods sold	332,532	296,481

Gross margin	204,308	181,898

Selling, general and administrative expenses	182,843	156,670
Interest (income) expense — net	(316)	264

Earnings before income taxes	21,781	24,964

Income taxes	8,386	9,611

Net earnings	$13,395	$15,353

Basic earnings per share	$.12	$.13
Diluted earnings per share	$.11	$.13

Shares used in calculation of earnings per share:
Basic	114,689	114,600
Diluted	117,806	119,223

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended

	May 4,	May 5,
Dollars in thousands	2003	2002

Cash flows from operating activities:
Net earnings	$13,395	$15,353
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	24,274	22,155
Net loss on disposal of assets	1,005	1,312
Amortization of deferred lease incentives	(4,532)	(3,622)
Amortization of deferred stock-based compensation	250	927
Changes in:
Accounts receivable	(1,297)	(6,233)
Merchandise inventories	(50,928)	(3,199)
Prepaid catalog expenses	1,521	1,269
Prepaid expenses and other assets	(8,704)	(2,623)
Accounts payable	(43,111)	(6,778)
Accrued expenses and other liabilities	(22,422)	(652)
Deferred rent and lease incentives	5,489	8,155
Income taxes payable	(46,053)	(22,952)

Net cash provided by (used in) operating activities	(131,113)	3,112

Cash flows from investing activities:
Purchases of property and equipment	(24,380)	(25,998)

Net cash used in investing activities	(24,380)	(25,998)

Cash flows from financing activities:
Repayments of long-term obligations	(425)	(427)
Proceeds from exercise of stock options	16,480	4,642

Net cash provided by financing activities	16,055	4,215

Effect of exchange rates on cash and cash equivalents	927	23
Net decrease in cash and cash equivalents	(138,511)	(18,648)
Cash and cash equivalents at beginning of period	193,495	75,374

Cash and cash equivalents at end of period	$54,984	$56,726

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen Weeks Ended May 4, 2003 and May 5, 2002
(Unaudited)

NOTE A. FINANCIAL STATEMENTS — BASIS OF PRESENTATION

The condensed consolidated balance sheets as of May 4, 2003 and May 5, 2002, the condensed consolidated statements of earnings for the thirteen week periods ended May 4, 2003 and May 5, 2002, and the condensed consolidated statements of cash flows for the thirteen week periods ended May 4, 2003 and May 5, 2002 have been prepared by Williams-Sonoma, Inc., without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen week periods then ended. These financial statements include Williams-Sonoma, Inc. and its wholly-owned subsidiaries (“we”, “us” or “our”). Significant intercompany transactions and accounts have been eliminated. The balance sheet at February 2, 2003, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2003.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2003.

Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the current period.

The results of operations for the thirteen weeks ended May 4, 2003 are not necessarily indicative of the operating results of the full year.

NOTE B. ACCOUNTING POLICIES

Stock-Based Compensation We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized in the condensed consolidated financial statements for stock options.

We entered into employment agreements with certain executive officers during fiscal 2001. We recognized approximately $250,000 and $927,000 of stock-based compensation expense related to these employment agreements in the thirteen weeks ended May 4, 2003 and May 5, 2002, respectively. At May 4, 2003, there was no remaining deferred compensation related to these agreements.

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” to all of our stock-based compensation arrangements. Under SFAS No. 123, the fair value of stock option awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur. Had compensation cost been determined consistent with SFAS No. 123, our net earnings and earnings per share would have been changed to the pro forma amounts indicated below:

	Thirteen Weeks Ended

Dollars in thousands, except per share amounts	May 4, 2003	May 5, 2002

Net earnings, as reported	$13,395	$15,353
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effect	154	570
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,364)	(4,124)

Pro forma net earnings	$9,185	$11,799

Basic earnings per share
As reported	$.12	$.13
Pro forma	.08	.10

Diluted earnings per share
As reported	$.11	$.13
Pro forma	.08	.10

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended

	May 4, 2003	May 5, 2002

Dividend yield	Nil	Nil
Volatility	65.3%	65.5%
Risk-free interest	3.4%	5.1%
Expected term (years)	6.6	6.6

New Accounting Pronouncements In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

Management determined that the partnerships from which we lease our Memphis distribution facilities qualify as a “variable interest entity” under FIN No. 46 due to their related party relationship with us. Therefore, we will be required to consolidate the partnerships as of August 4, 2003, the beginning of our third quarter of fiscal 2003. We currently estimate that the consolidation will result in increases of approximately $16,000,000 in assets (primarily buildings) and $18,000,000 in liabilities (primarily long-term debt) to our consolidated balance sheet and a cumulative effect charge of approximately $2,000,000 after taxes to our consolidated statement of earnings as of August 4, 2003. The bonds issued in connection with the partnerships have no recourse to us, and we do not anticipate incurring any loss from our obligations under these leases.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires certain guarantees to be recorded at fair value. The interpretation also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote. In general, the interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. We lease an aircraft for a term of 60 months ending January 2005. At the end of the lease term, we may either purchase the aircraft for $11,500,000 or sell it. If the proceeds of such sale are in excess of $11,500,000, then we are entitled to retain the excess. If the proceeds are less than $11,500,000, we will be required to pay the lessor the difference up to $9,080,000. We currently estimate that the fair value of the aircraft at the end of the lease term will exceed $11,500,000 and therefore no liability has been recorded for the residual value.

NOTE C. BORROWING ARRANGEMENTS

We have a line of credit facility that expires on October 22, 2005 that provides for $200,000,000 of unsecured revolving credit and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), minimum fixed charge coverage ratio, and maximum annual capital expenditures. Through April 22, 2005, we may, upon notice to the lenders, request an increase in the facility up to $250,000,000. We may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on our leverage ratio. As of May 4, 2003, we had no borrowings outstanding under the line of credit facility.

We have three unsecured commercial letter of credit reimbursement agreements for an aggregate of $100,000,000 which expire on July 2, 2003. The latest expiration for the letters of credit issued under the agreements is November 29, 2003. As of May 4, 2003, $76,432,000 was outstanding under the letter of credit agreements. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of May 4, 2003. We expect to renew our current letter of credit agreements, on substantially similar terms, for approximately $115,000,000 to meet increased working capital needs associated with our growth plans.

As of May 4, 2003, we had issued and outstanding standby letters of credit under the line of credit facility in an aggregate amount of $9,964,000. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

NOTE D. COMPREHENSIVE INCOME

Comprehensive income for the thirteen weeks ended May 4, 2003 and May 5, 2002 was as follows:

	Thirteen Weeks Ended

Dollars in thousands	May 4, 2003	May 5, 2002

Net earnings	$13,395	$15,353
Other comprehensive income - Foreign currency translation adjustment	1,795	114

Comprehensive income	$15,190	$15,467

NOTE E. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

	Net	Weighted	Per-Share
Dollars and amounts in thousands, except per share amounts	Earnings	Average Shares	Amount

Thirteen weeks ended May 4, 2003
Basic	$13,395	114,689	$.12
Effect of dilutive stock options	—	3,117
Diluted	$13,395	117,806	$.11

Thirteen weeks ended May 5, 2002
Basic	$15,353	114,600	$.13
Effect of dilutive stock options	—	4,623
Diluted	$15,353	119,223	$.13

Options with an exercise price greater than the average market price of common shares were 2,131,000 and 69,000 for the thirteen weeks ended May 4, 2003 and May 5, 2002, respectively, and were not included in the computation of diluted earnings per share.

NOTE F. SEGMENT REPORTING

We have two reportable segments, retail and direct-to-customer. The retail segment sells products for the home through our four retail concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything). The four retail concepts are operating segments, which have been aggregated into one reportable segment, retail. The direct-to-customer segment sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Pottery Barn Teen, Hold Everything, West Elm and Chambers) and four e-commerce websites (wsweddings.com, williams-sonoma.com, potterybarn.com and potterybarnkids.com).

These reportable segments are strategic business units that offer similar home-centered products. They are managed separately because the business units utilize two distinct distribution and marketing strategies. Management’s expectation is that the overall economics of each of our major concepts within each reportable segment will be similar over time.

We use earnings before unallocated corporate overhead, interest and taxes to evaluate segment profitability. Unallocated earnings before income taxes consists of employment, occupancy, and other general expenses for corporate administrative and information technology functions, and company-wide incentive compensation and interest expenses. Unallocated assets include corporate cash and equivalents, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets.

Segment Information

Dollars in thousands	Retail	Direct-to-Customer	Unallocated	Total

Thirteen weeks ended May 4, 2003
Net revenues	$304,539	$232,301	—	$536,840
Depreciation and amortization expense	16,106	4,531	$3,637	24,274
Earnings before income taxes	25,730	30,351	(34,300)	21,781
Assets	757,957	173,699	255,033	1,186,689
Capital expenditures	18,339	4,129	1,912	24,380

Thirteen weeks ended May 5, 2002
Net revenues	$269,145	$209,234	—	$478,379
Depreciation and amortization expense	14,147	4,968	$3,040	22,155
Earnings before income taxes	25,498	30,290	(30,824)	24,964
Assets	617,278	153,131	219,200	989,609
Capital expenditures	21,468	1,696	2,834	25,998

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the business and results of operations of Williams-Sonoma, Inc. (“we”, “us” or “our”) to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, any projections of earnings, revenues or financial items, any statements of the plans, strategies and objectives of management for future operations, any statements relating to our projected capital expenditures and available cash, any statements relating to our plans to open additional stores, any statements relating to anticipated comparable store sales increases and decreases, any statements relating to the outcome of pending legal proceedings, and statements of belief and any statements of assumptions underlying the foregoing.

Business

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our four retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything). The direct-to-customer segment of our business sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Pottery Barn Teen, Hold Everything, West Elm and Chambers) and four e-commerce websites (wsweddings.com, williams-sonoma.com, potterybarn.com and potterybarnkids.com). The principal concepts in both retail and direct-to-customer are: Williams-Sonoma, which sells cookware essentials; Pottery Barn, which sells contemporary tableware and home furnishings; and Pottery Barn Kids, which sells stylish children’s furnishings. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Net Revenues

Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Retail sales include sales of merchandise to customers at our retail stores, direct-to-customer sales include sales of merchandise to customers through catalogs and the Internet, and shipping fees consist of revenue received from customers for delivery of merchandise.

The following table summarizes our net revenues for the thirteen weeks ended May 4, 2003 (“First Quarter of 2003”) and May 5, 2002 (“First Quarter of 2002”).

	Thirteen Weeks Ended		Thirteen Weeks Ended

Dollars in thousands	May 4, 2003	% Total	May 5, 2002	% Total

Retail sales	$303,084	56.5%	$267,578	55.9%
Direct-to-customer sales	198,620	37.0%	178,281	37.3%
Shipping fees	35,136	6.5%	32,520	6.8%

Net revenues	$536,840	100.0%	$478,379	100.0%

Net revenues for the First Quarter of 2003 increased by $58,461,000 or 12.2% over net revenues for the First Quarter of 2002. The increase was primarily driven by incremental retail net sales from 62 net new stores at the end of the First Quarter of 2003 versus the end of the First Quarter of 2002 and direct-to-customer net sales generated in the Pottery Barn and Pottery Barn Kids brands as well as incremental sales from the West Elm and Pottery Barn Teen catalogs.

Retail Revenues and Other Data

	Thirteen Weeks Ended

Dollars in thousands	May 4, 2003	May 5, 2002

Retail sales	$303,084	$267,578
Shipping fees	1,455	1,567

Total retail revenues	$304,539	$269,145

Percent growth in retail sales	13.3%	20.0%
Percent increase (decrease) in comparable store sales	(0.8)%	6.2%
Number of stores — beginning of period	478	415
Number of new stores	12	14
Number of closed stores	(3)	(4)
Number of stores — end of period	487	425
Store selling square footage at quarter-end (sq. ft.)	2,404,000	2,064,000
Store leased square footage (“LSF”) at quarter-end (sq. ft.)	3,814,000	3,261,000

					Avg. LSF		Avg. LSF
	Store Count				per Store	Store Count	per Store

	February 2,			May 4,	May 4,	May 5,	May 5,
	2003	Openings	Closing	2003	2003	2002	2002

Williams-Sonoma	236	4	(3)	237	5,300	218	5,100
Pottery Barn	159	1	—	160	11,600	147	11,400
Pottery Barn Kids	56	7	—	63	7,700	31	7,500
Hold Everything	13	—	—	13	3,800	15	3,700
Outlets	14	—	—	14	13,100	14	12,600

Total	478	12	(3)	487	7,800	425	7,700

Retail revenues for the First Quarter of 2003 increased by $35,394,000 or 13.2% over the First Quarter of 2002 primarily due to incremental sales from 62 net new stores partially offset by a decline in comparable store sales of 0.8%. Net sales generated in the Pottery Barn Kids, Williams-Sonoma and Pottery Barn brands as well as the Outlet stores, partially offset by a planned reduction in Hold Everything, were the primary contributors to the year-over-year sales increase.

Comparable Store Sales

Comparable stores are defined as those stores whose gross square feet did not change by more than 20% in the previous 12 fiscal months and which have been open for at least 12 consecutive fiscal months without closure for seven or more consecutive days. Comparable store sales are computed based on aggregate sales of comparable stores for the reporting period. By measuring the year-over-year sales of merchandise in the stores that have a history of being opened for a full comparable 12 fiscal months or more, we can better gauge how the core store base is performing since it excludes store openings, expansions and closings.

	Thirteen Weeks Ended

Percent increase (decrease) in comparable store sales	May 4, 2003	May 5, 2002

Williams-Sonoma	5.4%	1.7%
Pottery Barn	(4.4)%	11.9%
Pottery Barn Kids	(9.7)%	4.8%
Hold Everything	(7.5)%	(11.0)%
Outlets	10.7%	(5.4)%

Total	(0.8)%	6.2%

The strong comparable store sales increase in Williams-Sonoma reflects a strong merchandise assortment and an improved in-stock inventory position. Pottery Barn reported an expected comparable store sales decrease for the First Quarter of 2003 of 4.4%. This decrease was primarily due to a difficult year-over-year comparable store sales comparison (11.9% in First Quarter of 2002) in addition to a challenging in-stock position on certain core inventories. Although we were able to increase our Pottery Barn in-stock position during the quarter, we had not expected to achieve our desired in-stock level or assortment until the beginning of the Third Quarter of 2003. The decrease in Pottery Barn Kids was consistent with our expectations due to their challenging prior year comparisons and the significant pressure that the rapid opening of new stores in multi-store markets imposes on the performance of existing comparable stores. This comparable store sales pressure is consistent with our experience in the early years of the Pottery Barn Design Studio store rollout and should be expected to continue during the growth phase of the Pottery Barn Kids concept.

Direct-to-Customer Revenues

	Thirteen Weeks Ended

Dollars in thousands	May 4, 2003	May 5, 2002

Catalog sales	$138,390	$140,152
Internet sales	60,230	38,129

Total direct-to-customer sales	198,620	178,281

Shipping fees	33,681	30,953

Total direct-to-customer revenues	$232,301	$209,234

Percent growth in direct-to-customer sales	11.4%	6.3%
Percent growth in number of catalogs circulated	18.2%	28.4%

Direct-to-customer revenues in the First Quarter of 2003 increased by $23,067,000 or 11.0% over the First Quarter of 2002. This increase was primarily due to net sales generated in the Pottery Barn and Pottery Barn Kids brands as well as incremental sales from the West Elm and Pottery Barn Teen catalogs.

In April 2003, we launched our newest catalog, Pottery Barn Teen, which is the first home retail concept to focus exclusively on the teenage market. Pottery Barn Teen offers exclusively designed lifestyle collections for bedrooms, study, and lounge areas that include products in five key merchandise categories: furniture, rugs, lighting, bedding, and accessories. The products in Pottery Barn Teen are designed to reflect teen personalities, styles and interests and are intended to speak to teenagers with the voice of a teen magazine.

Internet sales in the First Quarter of 2003 increased by $22,101,000 or 58.0% over the First Quarter of 2002 and contributed 30.3% of total direct-to-customer sales in the First Quarter of 2003 versus 21.4% in the First Quarter of 2002. Although the amount of Internet sales that are incremental to our direct-to-customer channel cannot be identified precisely, we estimate that approximately 40% to 50% of non-bridal Internet sales are incremental and approximately 50% to 60% are from mail order customers who would have potentially placed an order via the catalog call center.

Cost of Goods Sold

	Thirteen Weeks Ended		Thirteen Weeks Ended

		% Net		% Net
Dollars in thousands	May 4, 2003	Revenues	May 5, 2002	Revenues

Cost of goods and occupancy expenses	$302,297	56.3%	$267,124	55.8%
Shipping costs	30,235	5.6%	29,357	6.1%

Total cost of goods sold	$332,532	61.9%	$296,481	62.0%

Cost of goods and occupancy expenses increased by $35,173,000 in the First Quarter of 2003 over the First Quarter of 2002. Cost of goods and occupancy expenses expressed as a percentage of net revenues for the First Quarter of 2003 increased 50 basis points from the First Quarter of 2002. The percentage increase was primarily driven by a reduction in full-priced merchandise sales, higher occupancy expenses due to the loss of rental income, higher insurance costs and higher freight costs from the distribution center to our stores driven by inventory replenishment initiatives. Ongoing operational improvements, including a decrease in customer returns, replacements and damages, an increase in shipping profitability for merchandise delivered to the customers and lower inventory shrinkage partially offset the cost increases.

Shipping costs consist of third-party delivery services and shipping materials. Shipping costs increased in the First Quarter of 2003 versus the First Quarter of 2002 due to more shipments of products to customers as direct-to-customer sales increased. As a percentage of shipping fees, shipping costs have continued to decline from 90.3% in the First Quarter of 2002 to 86.1% in the First Quarter of 2003 due to the negotiation of improved shipping rates and improved operating efficiency that have reduced shipping costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $26,173,000 or 16.7% to $182,843,000 in the First Quarter of 2003 from $156,670,000 in the First Quarter of 2002. Selling, general and administrative expenses expressed as a percent of net revenues increased by 130 basis points to 34.1% in the First Quarter of 2003 from 32.8% in the First Quarter of 2002. This percentage increase was primarily due to higher catalog advertising and employment costs, partially offset by a reduction in other general expenses. The year-over-year increase in catalog advertising costs as a percentage of net revenues was primarily driven by increased circulation in our emerging businesses, including West Elm, Pottery Barn Teen and Hold Everything, in addition to lower productivity in the Pottery Barn Kids and Pottery Barn catalogs which resulted from an increase in circulation to prospect mailing lists. The increase in employment expenses was primarily driven by higher workers’ compensation insurance and employee benefit expenses, in addition to higher employment costs to support information technology initiatives.

Interest Expense — Net

Net interest income was $316,000 in the First Quarter of 2003 versus net interest expense of $264,000 in the First Quarter of 2002. The decrease in interest expense was primarily due to an increase in capitalized interest while interest income remained relatively flat.

Income Taxes

Our effective tax rate was 38.5% for the First Quarter of 2003 and the First Quarter of 2002.

Liquidity and Capital Resources

For the First Quarter of 2003, net cash used in operating activities was $131,113,000 as compared to net cash provided by operating activities of $3,112,000 in the First Quarter of 2002. This use of operating cash is primarily attributable to an increase in merchandise inventories due to management’s decision to substantially reinstate the in-stock position on core merchandise inventories, a reduction in accounts payable due to the timing of expenditures, a reduction in income taxes payable because of the payment of our fiscal 2002 income taxes and a reduction in accrued expenses primarily driven by the payout of our 2002 incentive compensation in the First Quarter of 2003.

Net cash used in investing activities was $24,380,000 for the First Quarter of 2003 as compared to $25,998,000 for the First Quarter of 2002. First Quarter of 2003 purchases of property and equipment include approximately $11,978,000 for stores, $11,856,000 for systems development projects (including the Internet) and $546,000 for distribution and facility infrastructure projects. During the First Quarter of 2003, we entered into an agreement to purchase a corporate aircraft in late 2003. We are investing in this asset in response to the increasing complexity of our global sourcing program (currently representing 58% of annual inventory purchases from over 34 countries), the continued expansion of our retail stores and distribution centers and the increasing difficulty and risks associated with worldwide travel. Fiscal year 2003 capital spending is projected to be in the range of $215,000,000 to $225,000,000 versus previous guidance in the range of $160,000,000 to $180,000,000. This increase is primarily driven by the acquisition of the aircraft and additional investments in store construction costs.

First Quarter of 2002 purchases of property and equipment include approximately $19,585,000 for stores, $5,367,000 for systems development projects (including the Internet) and $1,046,000 for distribution and facility infrastructure projects.

For the First Quarter of 2003, cash provided by financing activities was $16,055,000, comprised primarily of proceeds from the exercise of stock options, partially offset by the repayment of capital lease obligations. For the First Quarter of 2002, cash provided by financing activities was $4,215,000, comprised primarily of proceeds from the exercise of stock options, partially offset by the repayment of capital lease obligations.

We have a line of credit facility that expires on October 22, 2005 that provides for $200,000,000 of unsecured revolving credit and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), minimum fixed charge coverage ratio, and maximum annual capital expenditures. Through April 22, 2005, we may, upon notice to the lenders, request an increase in the facility up to $250,000,000. We may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on our leverage ratio. As of May 4, 2003, we had no borrowings outstanding under the line of credit facility.

We have three unsecured commercial letter of credit reimbursement agreements for an aggregate of $100,000,000 which expire on July 2, 2003. The latest expiration for the letters of credit issued under the agreements is November 29, 2003. As of May 4, 2003, $76,432,000 was outstanding under the letter of credit agreements. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of May 4, 2003. We expect to renew our current letter of credit agreements, on substantially similar terms, for approximately $115,000,000 to meet increased working capital needs associated with our growth plans.

As of May 4, 2003, we had issued and outstanding standby letters of credit under the line of credit facility in an aggregate amount of $9,964,000. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

We regularly review and evaluate our liquidity and capital needs. As we continue to grow, we may experience peak periods for our cash needs during the course of our fiscal year. We believe we would have access to additional debt and/or capital market funding as such needs are required. We currently believe that our available cash, cash equivalents, cash flow from operations and cash available under our existing credit facilities will be sufficient to finance our operations and capital requirements for at least the next twelve months.

Stock Repurchase Program

In January 2003, the Board of Directors authorized a stock repurchase program to acquire up to four million shares of the Company’s outstanding common stock in the open market. During the fourth quarter of fiscal year 2002, we repurchased and retired two million shares of our common stock under the program. At May 4, 2003, the remaining authorized amount of stock eligible for repurchase was two million shares. Future purchases under this program will be made through open market transactions at times and amounts that management deems appropriate. The timing and actual number of shares to be purchased in the future will depend on a variety of factors such as price, corporate and regulatory requirements, and other market conditions. We may terminate or limit the stock repurchase program at any time without prior notice.

Impact of Inflation

The impact of inflation on results of operations has not been significant to date.

Seasonality

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

Risk Factors

The following information describes certain significant risks inherent in our business. You should carefully consider such risks, together with the other information contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other disclosed risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which, in turn, could cause the market price of our stock to decline, perhaps significantly.

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

Our dependence on foreign vendors means, in part, that we may be affected by declines in the relative value of the U.S. dollar to other foreign currencies. Although a majority of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise, hold up merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales and/or timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments, including shipments to our customers and to and from all of our stores. Accordingly, we are subject to the risks, including labor disputes (e.g., west coast port lock-out of 2002), union organizing activity, inclement weather, natural disasters, and possible acts of terrorism associated with such carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, we are seeing fuel costs increase substantially and airline companies struggle to operate profitably, which could lead to increased fulfillment expenses and negatively affect our business and operating results by increasing costs and negatively affecting the efficiency of our shipments.

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

Our success depends, in part, upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number of stores we open, close and expand in any period, the general retail sales environment, changes in sales mix between distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current economic conditions, the timing of release of new merchandise and promotional events, the success of marketing programs, and cannibalization of existing store sales by new stores. Among other things, weather conditions can affect comparable store sales, because inclement weather can require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors may cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided. Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable store sales will continue to fluctuate in the future. Our comparable store sales increases for fiscal years 2002, 2001 and 2000 were 2.7%, 1.7% and 5.5%, respectively. Comparable store sales decreased by 0.8% in the thirteen weeks ended May 4, 2003. Past comparable store sales are no indication of future results, and there can be no assurance that our comparable store sales will not decrease in the future. Our ability to maintain and improve our comparable store sales results depends in large part on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base and using more effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and security analysts in one or more future periods could significantly reduce the market price of our common stock.

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

The success of our Internet business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales through our Internet business, as well as damage our reputation and brands.

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

We have recently introduced two new brands, West Elm and Pottery Barn Teen, and may introduce additional new brands and brand extensions in the future. Our introduction of new brands and brand extensions poses another set of risks. If we devote time and resources to new brands and brand extensions, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands and brand extensions prove to be very successful, we risk hurting our existing brands through the migration of customers to the new businesses. There can be no assurance that we can and will introduce new brands and brand extensions that improve our overall business and operating results.

Our inability to obtain commercial insurance at acceptable prices might have a negative impact on our business.

There has been a substantial increase in the costs of insurance, partly in response to the terrorist attacks of September 11, 2001, and financial irregularities and other fraud at publicly-traded companies. We believe that extensive commercial insurance coverage is prudent for risk management and anticipate that our insurance costs may further increase substantially. In addition, for certain types or levels of risk (e.g., risks associated with earthquakes or terrorist attacks), we might determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we might choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our business and operating results.

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

We are planning certain systems changes that might disrupt our operations.

Our success depends on our ability to source merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems supporting the product pipeline, including design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation and price management. Modifications will involve updating or replacing legacy systems with successor systems during the course of several years. There are inherent risks associated with replacing our core systems, including any disruptions that affect our ability to get products into our stores and delivered to customers. There can be no assurance that we will successfully launch these new systems or that the launch will occur without any disruptions. Any resulting disruptions could have a material adverse effect on our business and operating results.

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

We provide extensive public guidance on our expected operating and financial results for future periods which are based solely on estimates made by management using information available at the time of estimate. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. We cannot ensure that our guidance will be accurate, particularly in light of the degree of specificity included in our guidance. If in the future our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts, the market price of our common stock could decline.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on our bank line of credit and on two of our operating leases is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt and operating leases rose 23 basis points (an approximately 10% increase in the associated variable rates as of May 4, 2003), there would be an immaterial effect on our results of operations and cash flows.

For one of the operating leases with a variable interest rate (2.61% at May 4, 2003), we have an interest rate cap contract at 5.88% with a notional amount of $13,083,000 which extends through February 2005. The contract has not been designated as a hedge and is accounted for by adjusting the carrying amount of the contract to market. Losses have not been and are not expected to be significant and are included in selling, general and administrative expenses.

In addition, we have fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase approximately 58% of our inventory from vendors outside of the U.S. in transactions, a majority of which are in U.S. dollars. A small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are immaterial to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of May 4, 2003, we have nine retail stores in Toronto and Vancouver, Canada and expect to open two additional Canadian stores in fiscal 2003, which expose us to market risk associated with foreign currency exchange rate fluctuations. Due to our operations in Canada and the volatility of the Canadian dollar, we entered into 30-day forward contracts in order to limit the currency exposure associated with intercompany asset and liability accounts of our Canadian subsidiary. Losses have not been and are not expected to be significant and are included in selling, general and administrative expenses.

ITEM 4. CONTROLS AND PROCEDURES

As of May 4, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Executive Vice President, Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of May 4, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to May 4, 2003.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Exhibit Description

10.1	Third Amendment, dated April 17, 2003, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997
10.2	Fourth Amendment, dated April 17, 2003, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997
10.3 +	Aircraft Purchase Agreement, dated April 30, 2003, between the Company as buyer and Bombardier Inc. as seller together with Schedule A and Addendum One to the Aircraft Purchase Agreement
99.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	We are seeking confidential treatment on certain portions of this exhibit from the Commission. The omitted portions will be filed separately with the Commission.

(b)	Reports on Form 8-K

We filed the following report on Form 8-K during the first quarter of fiscal 2003:

Report dated March 18, 2003 disclosing our reported earnings for our fourth quarter and fiscal year ended February 2, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ SHARON L. MCCOLLAM Sharon L. McCollam Executive Vice President Chief Financial Officer

Dated: June 17, 2003

CERTIFICATION

I, Edward A. Mueller, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Williams-Sonoma, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003

By:	/s/ EDWARD A. MUELLER Edward A. Mueller Chief Executive Officer

CERTIFICATION

I, Sharon L. McCollam, Executive Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Williams-Sonoma, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003

By:	/s/ SHARON L. MCCOLLAM Sharon L. McCollam Executive Vice President Chief Financial Officer