Form 10-Q
period 2003-08-03
WILLIAMS SONOMA INC
filed 2003-09-11
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2003.

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

Indicate by check mark (“✓”) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark (“✓”) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

As of August 29, 2003, 116,766,169 shares of the registrant’s Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
Exhibit 3.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED AUGUST 3, 2003

	PART I. FINANCIAL INFORMATION
		PAGE

Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets August 3, 2003, February 2, 2003 and August 4, 2002

	Condensed Consolidated Statements of Earnings for the Thirteen Weeks and Twenty-Six Weeks Ended August 3, 2003 and August 4, 2002

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 3, 2003 and August 4, 2002

	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits and Reports on Form 8-K	26

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 3,	February 2,	August 4,
Dollars and shares in thousands, except per share amounts	2003	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$81,779	$193,495	$89,909
Accounts receivable – net	38,522	34,288	41,518
Merchandise inventories – net	376,860	321,247	250,397
Prepaid catalog expenses	41,275	35,163	28,370
Prepaid expenses	25,218	21,346	18,959
Deferred income taxes	16,316	16,304	11,553
Other assets	8,549	3,541	3,613

Total current assets	588,519	625,384	444,319

Property and equipment – net	654,916	631,774	588,458
Other assets – net	19,526	7,297	6,723

Total assets	$1,262,961	$1,264,455	$1,039,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$145,074	$166,102	$111,576
Accrued expenses	59,646	82,027	56,055
Customer deposits	109,573	93,073	85,633
Income taxes payable	19,786	56,442	7,490
Current portion of long-term debt	7,427	7,419	7,401
Other liabilities	17,919	19,765	12,594

Total current liabilities	359,425	424,828	280,749

Deferred rent and lease incentives	163,570	161,091	143,108
Long-term debt	17,206	18,071	24,633
Deferred income tax liabilities	11,350	11,341	8,791
Other long-term obligations	7,494	5,146	4,875

Total liabilities	559,045	620,477	462,156

Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, $.01 par value, authorized: 253,125 shares; issued: 116,646, 114,317 and 115,941 shares; outstanding: 116,646, 114,317 and 115,941 shares	1,166	1,143	1,159
Additional paid-in capital	222,588	196,259	180,439
Retained earnings	478,056	446,837	401,494
Accumulated foreign currency translation adjustment	2,106	(11)	(61)
Deferred stock-based compensation	—	(250)	(5,687)

Total shareholders’ equity	703,916	643,978	577,344

Total liabilities and shareholders’ equity	$1,262,961	$1,264,455	$1,039,500

      See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 3,	August 4,	August 3,	August 4,
Dollars and shares in thousands, except per share amounts	2003	2002	2003	2002

Net revenues	$580,423	$495,593	$1,117,263	$973,972
Cost of goods sold	365,345	310,219	697,877	606,700

Gross margin	215,078	185,374	419,386	367,272

Selling, general and administrative expenses	186,226	162,166	369,069	318,836
Interest (income) expense – net	(130)	215	(446)	479

Earnings before income taxes	28,982	22,993	50,763	47,957

Income taxes	11,158	8,852	19,544	18,463

Net earnings	$17,824	$14,141	$31,219	$29,494

Basic earnings per share	$.15	$.12	$.27	$.26
Diluted earnings per share	$.15	$.12	$.26	$.25

Shares used in calculation of earnings per share:
Basic	116,082	115,252	115,145	114,865
Diluted	119,770	120,114	118,453	119,568

      See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Six Weeks Ended
	August 3,	August 4,
Dollars in thousands	2003	2002

Cash flows from operating activities:
Net earnings	$31,219	$29,494
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	49,639	44,666
Net loss on disposal of assets	919	1,285
Amortization of deferred lease incentives	(9,251)	(7,467)
Amortization of deferred stock-based compensation	250	1,854
Other	—	69
Changes in:
Accounts receivable	(4,192)	(9,378)
Merchandise inventories	(55,235)	(1,154)
Prepaid catalog expenses	(6,112)	1,152
Prepaid expenses and other assets	(21,235)	(2,602)
Accounts payable	(21,799)	12,650
Accrued expenses and other liabilities	(5,470)	1,948
Deferred rent and lease incentives	11,450	23,688
Income taxes payable	(36,679)	(29,926)

Net cash provided by (used in) operating activities	(66,496)	66,279

Cash flows from investing activities:
Purchases of property and equipment	(71,831)	(64,537)

Net cash used in investing activities	(71,831)	(64,537)

Cash flows from financing activities:
Repayments of long-term obligations	(856)	(832)
Proceeds from exercise of stock options	26,353	13,416

Net cash provided by financing activities	25,497	12,584

Effect of exchange rates on cash and cash equivalents	1,114	209
Net increase (decrease) in cash and cash equivalents	(111,716)	14,535
Cash and cash equivalents at beginning of period	193,495	75,374

Cash and cash equivalents at end of period	$81,779	$89,909

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Twenty-Six Weeks Ended August 3, 2003 and August 4, 2002
(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc and its wholly-owned subsidiaries (“we”, “us” or “our”). The condensed consolidated balance sheets as of August 3, 2003 and August 4, 2002, the condensed consolidated statements of earnings for the thirteen and twenty-six week periods ended August 3, 2003 and August 4, 2002, and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 3, 2003 and August 4, 2002 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six week periods then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet at February 2, 2003, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2003.

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

The results of operations for the thirteen and twenty-six weeks ended August 3, 2003 are not necessarily indicative of the operating results of the full year.

NOTE B. ACCOUNTING POLICIES

Stock-Based Compensation We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized in the condensed consolidated financial statements for stock options.

We entered into employment agreements with certain executive officers during fiscal 2001. We recognized no stock-based compensation expense related to these employment agreements in the thirteen weeks ended August 3, 2003 due to there being no remaining deferred compensation expense related to these agreements. We recognized approximately $927,000 of stock-based compensation expense related to these employment agreements in the thirteen weeks ended August 4, 2002. Approximately $250,000 and $1,854,000 of stock-based compensation expense related to these employment agreements was recognized in the twenty-six weeks ended August 3, 2003 and August 4, 2002, respectively.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 3,	August 4,	August 3,	August 4,
Dollars in thousands, except per share amounts	2003	2002	2003	2002

Net earnings, as reported	$17,824	$14,141	$31,219	$29,494
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effect	—	570	154	1,140
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,337)	(4,815)	(8,701)	(8,939)

Pro forma net earnings	$13,487	$9,896	$22,672	$21,695

Basic earnings per share
As reported	$.15	$.12	$.27	$.26
Pro forma	.12	.09	.20	.19

Diluted earnings per share
As reported	$.15	$.12	$.26	$.25
Pro forma	.11	.08	.19	.18

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002

Dividend yield	—	—	—	—
Volatility	64.4%	66.1%	64.8%	65.8%
Risk-free interest	3.4%	5.1%	3.4%	5.1%
Expected term (years)	6.6	6.6	6.6	6.6

New Accounting Pronouncements In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 explains how to identify and assess variable interest entities and how to decide whether to consolidate such entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

We previously determined and disclosed that two partnerships from which we lease our Memphis-based distribution facilities qualified as variable interest entities and required consolidation under FIN 46. We now estimate that the consolidation (which will be effective as of August 4, 2003) will result in increases to our consolidated balance sheet of approximately $21,000,000 in assets (primarily buildings), $18,500,000 in long-

term debt, and $2,500,000 in other liabilities, with no cumulative effect charge to our third quarter of fiscal year 2003 consolidated statement of earnings.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires certain guarantees to be recorded at fair value. The interpretation also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote. In general, the interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. We lease an aircraft for a term of 60 months ending January 2005. At the end of the lease term, we may either purchase the aircraft for $11,500,000 or sell it. If the proceeds of such sale are in excess of $11,500,000, then we are entitled to retain the excess. If the proceeds are less than $11,500,000, we will be required to pay the lessor the difference up to $9,080,000. We currently estimate that the fair value of the aircraft at the end of the lease term will exceed $11,500,000 and therefore no liability has been recorded for the residual value.

NOTE C. BORROWING ARRANGEMENTS

We have a $200,000,000 unsecured revolving line of credit facility that expires on October 22, 2005 and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), minimum fixed charge coverage ratio, and maximum annual capital expenditures. Through April 22, 2005, we may, upon notice to the lenders, request an increase in the facility up to $250,000,000. We may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on our leverage ratio. As of August 3, 2003, we had no borrowings outstanding under the line of credit facility.

We have three unsecured commercial letter of credit reimbursement agreements for an aggregate of $115,000,000, which expire on July 2, 2004. The latest expiration for the letters of credit issuable under the agreements is November 29, 2004. As of August 3, 2003, $87,663,000 was outstanding under the letter of credit agreements. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of August 3, 2003.

As of August 3, 2003, we had outstanding standby letters of credit under the line of credit facility in an aggregate amount of $9,964,000. The standby letters of credit were issued to secure liabilities associated with workers’ compensation and other insurance programs.

NOTE D. COMPREHENSIVE INCOME

Comprehensive income for the thirteen and twenty-six weeks ended August 3, 2003 and August 4, 2002 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 3,	August 4,	August 3,	August 4,
Dollars in thousands	2003	2002	2003	2002

Net earnings	$17,824	$14,141	$31,219	$29,494
Other comprehensive income - Foreign currency translation adjustment	322	(65)	2,117	49

Comprehensive income	$18,146	$14,076	$33,336	$29,543

NOTE E. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

	Net	Weighted	Per-Share
Dollars and amounts in thousands, except per share amounts	Earnings	Average Shares	Amount

Thirteen weeks ended August 3, 2003
Basic	$17,824	116,082	$.15
Effect of dilutive stock options	—	3,688
Diluted	$17,824	119,770	$.15

Thirteen weeks ended August 4, 2002
Basic	$14,141	115,252	$.12
Effect of dilutive stock options	—	4,862
Diluted	$14,141	120,114	$.12

Twenty-Six weeks ended August 3, 2003
Basic	$31,219	115,145	$.27
Effect of dilutive stock options	—	3,308
Diluted	$31,219	118,453	$.26

Twenty-Six weeks ended August 4, 2002
Basic	$29,494	114,865	$.26
Effect of dilutive stock options	—	4,703
Diluted	$29,494	119,568	$.25

Options with an exercise price greater than the average market price of common shares were 237,000 and 307,000 for the thirteen weeks and 1,548,000 and 346,000 for the twenty-six weeks ended August 3, 2003 and August 4, 2002, respectively, and were not included in the computation of diluted earnings per share.

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

We use earnings before unallocated corporate overhead, interest and income taxes to evaluate segment profitability. Unallocated earnings before income taxes is comprised solely of unallocated expenses which primarily include employment, occupancy, and other general expenses for corporate administrative and information technology functions, and company-wide incentive compensation. Unallocated assets include corporate cash and equivalents, the net book value of corporate facilities and information systems, deferred income taxes and other corporate long-lived assets.

Segment Information

		Direct-to-
Dollars in thousands	Retail	Customer	Unallocated	Total

Thirteen weeks ended August 3, 2003
Net revenues	$337,232	$243,191	—	$580,423
Depreciation and amortization expense	17,667	4,096	$3,603	25,366
Earnings before income taxes	27,320	37,410	(35,748)	28,982
Capital expenditures	34,557	5,426	7,468	47,451

Thirteen weeks ended August 4, 2002
Net revenues	$287,758	$207,835	—	$495,593
Depreciation and amortization expense	14,625	4,748	$3,138	22,511
Earnings before income taxes	29,817	29,018	(35,842)	22,993
Capital expenditures	32,769	3,106	2,664	38,539

Twenty-Six weeks ended August 3, 2003
Net revenues	$641,771	$475,492	—	$1,117,263
Depreciation and amortization expense	33,773	8,627	$7,239	49,639
Earnings before income taxes	53,051	67,760	(70,048)	50,763
Assets	774,531	186,164	302,266	1,262,961
Capital expenditures	52,896	9,555	9,380	71,831

Twenty-Six weeks ended August 4, 2002
Net revenues	$556,903	$417,069	—	$973,972
Depreciation and amortization expense	28,772	9,716	$6,178	44,666
Earnings before income taxes	55,371	59,438	(66,852)	47,957
Assets	633,468	152,832	253,200	1,039,500
Capital expenditures	54,237	4,802	5,498	64,537

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the business and results of operations of Williams-Sonoma, Inc. and its wholly-owned subsidiaries (“we”, “us” or “our”) to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, any projections of earnings, revenues or financial items, any statements of the plans, strategies and objectives of management for future operations, any statements relating to our projected capital expenditures and available cash, any statements relating to our plans to open additional stores, any statements relating to anticipated comparable store sales increases and decreases, any statements relating to the outcome of pending legal proceedings, any statements related to the effect of new accounting pronouncements on our financial statements and statements of belief and any statements of assumptions underlying the foregoing.

Business

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our four retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything). The direct-to-customer segment of our business sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, Pottery Barn Teen, Hold Everything, West Elm and Chambers) and four e-commerce websites (wsweddings.com, williams-sonoma.com, potterybarn.com and potterybarnkids.com). The principal concepts in both retail and direct-to-customer are: Williams-Sonoma, which sells cooking and entertaining essentials; Pottery Barn, which sells home furnishings, decorative accessories, and contemporary tableware; and Pottery Barn Kids, which sells stylish children’s furnishings and decorative accessories. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Net Revenues

Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Retail sales include sales of merchandise to customers at our retail stores, direct-to-customer sales include sales of merchandise to customers through catalogs and the Internet, and shipping fees consist of revenue received from customers for delivery of merchandise.

The following table summarizes our net revenues for the thirteen and twenty-six weeks ended August 3, 2003 (“Second Quarter of 2003”) and August 4, 2002 (“Second Quarter of 2002”).

	Thirteen Weeks Ended				Twenty-Six Weeks Ended

	August 3,		August 4,		August 3,		August 4,
Dollars in thousands	2003	% Total	2002	% Total	2003	% Total	2002	% Total

Retail sales	$335,272	57.8%	$285,813	57.7%	$638,356	57.1%	$553,391	56.8%
Direct-to-customer sales	206,327	35.5%	177,100	35.7%	404,947	36.2%	355,381	36.5%
Shipping fees	38,824	6.7%	32,680	6.6%	73,960	6.7%	65,200	6.7%

Net revenues	$580,423	100.0%	$495,593	100.0%	$1,117,263	100.0%	$973,972	100.0%

Net revenues for the Second Quarter of 2003 increased by $84,830,000 or 17.1% over net revenues for the Second Quarter of 2002. This net revenue increase was primarily driven by incremental revenues from 44 new stores (net of closures), a comparable store sales increase of 6.5%, increased catalog circulation, and strong momentum from Internet growth initiatives.

Net revenues for the twenty-six week period ended August 3, 2003 (“Year-to-Date 2003”) increased by $143,291,000 or 14.7% over net revenues for the twenty-six week period ended August 4, 2002 (“Year-to-Date 2002”). This net revenue increase was primarily driven by incremental revenues from 44 new stores (net of closures), a comparable store sales increase of 2.9%, increased catalog circulation, and strong momentum from Internet growth initiatives.

Retail Revenues and Other Data

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

Dollars in thousands	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002

Retail sales	$335,272	$285,813	$638,356	$553,391
Shipping fees	1,960	1,945	3,415	3,512

Total retail revenues	$337,232	$287,758	$641,771	$556,903

Percent growth in retail sales	17.3%	16.9%	15.4%	18.4%
Percent increase in comparable store sales	6.5%	0.0%	2.9%	2.9%
Number of stores - beginning of period	487	425	478	415
Number of new stores	6	22	18	36
Number of closed stores	(4)	(2)	(7)	(6)
Number of stores - end of period	489	445	489	445
Store selling square footage at quarter-end (sq. ft.)	2,411,000	2,173,000	2,411,000	2,173,000
Store leased square footage (“LSF”) at quarter-end (sq. ft.)	3,833,000	3,429,000	3,833,000	3,429,000

					Avg. LSF		Avg. LSF
	Store Count				per Store	Store Count	per Store

	May 4,			August 3,	August 3,	August 4,	August 4,
	2003	Openings	Closing	2003	2003	2002	2002

Williams-Sonoma	237	2	(3)	236	5,300	223	5,100
Pottery Barn	160	1	(1)	160	11,500	151	11,400
Pottery Barn Kids	63	3	—	66	7,700	42	7,500
Hold Everything	13	—	—	13	3,800	15	3,700
Outlets	14	—	—	14	13,100	14	13,100

Total	487	6	(4)	489	7,800	445	7,700

Retail revenues for the Second Quarter of 2003 increased by $49,474,000 or 17.2% over the Second Quarter of 2002 primarily due to incremental revenues from 44 new stores (net of closures) and a comparable store sales increase of 6.5%. Net revenues generated in the Pottery Barn Kids, Williams-Sonoma and Pottery Barn brands as well as the Outlet stores, partially offset by a planned reduction in Hold Everything, drove this revenue increase. A significant increase in year-over-year merchandise inventory levels, especially in Williams-Sonoma, supported this strong retail sales performance.

Retail revenues for Year-to-Date 2003 grew $84,868,000 or 15.2% over the same period of the prior year, primarily due to 44 new store openings (net of closures) and a comparable store sales increase of 2.9%. Net revenues generated in the Pottery Barn Kids, Williams-Sonoma, and Pottery Barn brands as well as Outlet stores, partially offset by a planned reduction in Hold Everything, drove this revenue increase. A significant increase in year-over-year merchandise inventory levels, especially in Williams-Sonoma, supported these retail sales results.

Comparable Store Sales

Comparable stores are defined as those stores whose gross square feet did not change by more than 20% in the previous 12 fiscal months and which have been open for at least 12 consecutive fiscal months without closure for seven or more consecutive days. Comparable store sales are computed based on aggregate sales of comparable stores for the reporting period. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 fiscal months or more, we can better gauge how the core store base is performing since it excludes store openings, expansions and closings.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 3,	August 4,	August 3,	August 4,
Percent increase (decrease) in comparable store sales	2003	2002	2003	2002

Williams-Sonoma	12.1%	(1.7)%	8.9%	(0.1)%
Pottery Barn	2.6%	1.3%	(0.9)%	6.3%
Pottery Barn Kids	5.7%	2.6%	(1.6)%	3.7%
Hold Everything	(2.5)%	(15.8)%	(5.0)%	(13.4)%
Outlets	6.5%	6.6%	8.4%	0.7%

Total	6.5%	0.0%	2.9%	2.9%

The Second Quarter of 2003 comparable store sales increase in Williams-Sonoma was primarily due to a substantial increase in retail inventory levels, a strong merchandise offering, and the sales impact of higher markdowns (primarily due to a significant transition in the tabletop assortment). The Second Quarter of 2003 comparable store sales increase in Pottery Barn was primarily due to a positive consumer response to our product offerings, a merchandising emphasis on our core assortment, and a synchronized multi-channel marketing effort to support our summer merchandising themes. The Second Quarter of 2003 comparable store sales increase in Pottery Barn Kids was primarily driven by a strong comparable store sales increase in single-store markets, offset by a negative, but improving, comparable store sales decrease in multi-store markets. Higher inventory levels, successful in-store marketing programs, and new merchandise assortments drove the positive Second Quarter of 2003 results. We expect comparable store sales for Pottery Barn Kids stores in multi-store markets to remain volatile (and negative) during the growth phase of the concept, consistent with our experience in the early years of the Pottery Barn store rollout.

The Year-to-Date 2003 comparable store sales increase in Williams-Sonoma was primarily due to a substantial increase in retail inventory levels, a strong merchandise offering, and the sales impact of higher markdowns (primarily due to a significant transition in the tabletop assortment). The Year-to-Date 2003 comparable store sales decrease in Pottery Barn was primarily due to a difficult year-over-year sales comparison (positive 6.3% in Year-to-Date 2002) and a challenging in-stock position on certain core merchandise categories that continued until the end of the Second Quarter of 2003.

The Year-to-Date 2003 comparable store sales in Pottery Barn Kids were negative primarily due to a comparable store sales decrease in the first quarter of 2003. This first quarter of 2003 decrease was primarily due to a challenging year-over-year sales comparison and the significant pressure that the rapid opening of new stores in multi-store markets imposed on the performance of existing comparable stores. This first quarter of 2003 comparable store sales decrease was significantly offset by a stronger second quarter performance. The Second Quarter of 2003 comparable store sales increase in Pottery Barn Kids was primarily driven by a strong performance in single-store markets and an improving performance in multi-store markets. Higher inventory levels, successful in-store marketing programs, and new merchandise assortments drove this improved second quarter performance. We expect comparable store sales for Pottery Barn Kids stores in multi-store markets to remain volatile (and negative) during the growth phase of the concept, consistent with our experience in the early years of the Pottery Barn store rollout.

Direct-to-Customer Revenues

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 3,	August 4,	August 3,	August 4,
Dollars in thousands	2003	2002	2003	2002

Catalog sales	$137,008	$132,399	$275,398	$272,551
Internet sales	69,319	44,701	129,549	82,830

Total direct-to-customer sales	206,327	177,100	404,947	355,381

Shipping fees	36,864	30,735	70,545	61,688

Total direct-to-customer revenues	$243,191	$207,835	$475,492	$417,069

Percent growth in direct-to-customer sales	16.5%	11.9%	13.9%	9.0%
Percent growth in number of catalogs circulated	15.6%	(3.9)%	16.9%	10.4%

Direct-to-customer revenues in the Second Quarter of 2003 increased by $35,356,000 or 17.0% over the Second Quarter of 2002. This increase was primarily driven by incremental net revenues generated by the Pottery Barn, Pottery Barn Kids, West Elm, Williams-Sonoma, and Hold Everything brands in addition to incremental revenues from our newest catalog, Pottery Barn Teen. This increase was partially offset by a decrease in revenues from the Chambers catalog due to increased prospecting and lower productivity of the catalog.

The Pottery Barn Teen brand, launched in April 2003, is a home retail concept that is exclusively focused on the teenage market. Pottery Barn Teen offers exclusive lifestyle collections for bedrooms, study, and lounge areas that include products in five key merchandise categories: furniture, rugs, lighting, bedding, and decorative accessories. The products in Pottery Barn Teen are designed to reflect teen personalities and interests and are intended to speak to teenagers with the voice of a teen magazine.

Direct-to-customer revenues for Year-to-Date 2003 increased $58,423,000 or 14.0% over Year-to-Date 2002. This increase was primarily driven by incremental net revenues generated by the Pottery Barn, Pottery Barn Kids, West Elm, Williams-Sonoma, and Hold Everything brands in addition to incremental revenues from our newest catalog, Pottery Barn Teen. This increase was partially offset by a decrease in revenues from the Chambers catalog due to increased prospecting and lower productivity of the catalog.

Internet sales in the Second Quarter of 2003 increased by $24,618,000 or 55.1% over the Second Quarter of 2002 and contributed 33.6% of total direct-to-customer sales in the Second Quarter of 2003 versus 25.2% in the Second Quarter of 2002. Internet sales in Year-to-Date 2003 increased by $46,719,000 or 56.4% over Year-to-Date 2002 and contributed 32.0% of total direct-to-customer sales in Year-to-Date 2003 versus 23.3% in Year-to-Date 2002. Although the amount of Internet sales that are incremental to our direct-to-customer channel cannot be identified precisely, we estimate that approximately 40%-50% of non-bridal Internet sales are incremental to the direct-to-customer channel and approximately 50%-60% are from mail order customers who recently received a catalog.

Cost of Goods Sold

	Thirteen Weeks Ended				Twenty-Six Weeks Ended

	August 3,	% Net	August 4,	% Net	August 3,	% Net	August 4,	% Net
Dollars in thousands	2003	Revenues	2002	Revenues	2003	Revenues	2002	Revenues

Cost of goods and occupancy expenses	$335,213	57.8%	$280,297	56.6%	$637,510	57.1%	$547,421	56.2%
Shipping costs	30,132	5.2%	29,922	6.0%	60,367	5.4%	59,279	6.1%

Total cost of goods sold	$365,345	63.0%	$310,219	62.6%	$697,877	62.5%	$606,700	62.3%

Cost of goods and occupancy expenses increased by $54,916,000 in the Second Quarter of 2003 over the Second Quarter of 2002. As a percentage of net revenues, cost of goods and occupancy expenses increased 120 basis points for the Second Quarter of 2003 from Second Quarter of 2002. This percentage increase was primarily driven by an overall increase in markdown activity in 2003 compared to an exceptionally low level of markdown activity in 2002; higher freight to store and other distribution costs due to the incremental expense associated with the ongoing inventory reinstatement initiative; and a higher cost of merchandise from euro-based vendors due to the weakening of the U.S. dollar against the euro. Ongoing operational improvements, however, including a decrease in customer returns, replacements and damages, improved shipping profitability for merchandise delivered to the customers, and lower inventory shrinkage partially offset this increase.

Cost of goods and occupancy expenses increased by $90,089,000 for Year-to-Date 2003 over the same period of fiscal 2002. As a percentage of net revenues, cost of goods and occupancy expenses increased 90 basis points over the same period of fiscal 2002. This percentage increase was primarily driven by an overall increase in markdown activity in 2003 compared to an exceptionally low level of markdown activity in 2002; higher freight to store and other distribution costs due to the incremental expense associated with the ongoing inventory reinstatement initiative; and a higher cost of merchandise from euro-based vendors due to the weakening of the U.S. dollar against the euro. Ongoing operational improvements, however, including a decrease in customer returns, replacements and damages, improved shipping profitability for merchandise delivered to the customers, and lower inventory shrinkage partially offset this increase.

Shipping costs consist of third-party delivery services and shipping materials. Shipping costs increased by $210,000 in the Second Quarter of 2003 versus the Second Quarter of 2002. This increase was directly related to a higher number of direct-to-customer shipments associated with the increase in direct-to-customer sales, but was substantially offset by a lower cost per shipment due to the consolidation of freight providers and the successful renegotiation of freight-to-customer contracts. As a result of these efficiencies, shipping costs, as a percentage of shipping fees, have continued to decline from 91.6% in the Second Quarter of 2002 to 77.6% in the Second Quarter of 2003.

For Year-to-Date 2003, shipping costs increased by $1,088,000 from Year-to-Date 2002 due to an increase in the number of customer shipments. This increase was directly related to a higher number of direct-to-customer shipments associated with the increase in direct-to-customer sales, but was substantially offset by a lower cost per shipment due to the consolidation of freight providers and the successful renegotiation of freight-to-customer contracts. As a result of these efficiencies, shipping costs, as a percentage of shipping fees, have decreased to 81.6% for Year-to-Date 2003 from 90.9% for Year-to-Date 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $24,060,000 or 14.8% to $186,226,000 in the Second Quarter of 2003 from $162,166,000 in the Second Quarter of 2002. Selling, general and administrative expenses expressed as a percentage of net revenues decreased by 60 basis points to 32.1% in the Second Quarter of 2003 from 32.7% in the Second Quarter of 2002. The improvement in selling, general and administrative expenses as a percentage of net revenues was primarily driven by lower employment and other administrative costs, partially offset by higher advertising costs. Lower employment costs were primarily driven by reduced incentive compensation and the elimination of restricted stock compensation expense. Lower administrative costs were driven by the ongoing corporate-wide initiative to control discretionary overhead expenses. The advertising cost increase was primarily driven by relatively higher costs associated with our new catalog concepts, including the April 2003 launch of Pottery Barn Teen and the substantial circulation increase in West Elm.

For Year-to-Date 2003, selling, general and administrative expenses increased $50,233,000 or 15.8% to $369,069,000 for Year-to-Date 2003 from $318,836,000 for Year-to-Date 2002. Selling, general and administrative expenses expressed as a percentage of net revenues increased by 30 basis points to 33.0% for Year-to-Date 2003 from 32.7% for Year-to-Date 2002. This percentage increase was primarily due to higher catalog advertising, partially offset by a reduction in other general expenses. The increase in catalog advertising costs as a percentage of net revenues was primarily driven by increased circulation in our emerging businesses, including West Elm, Pottery Barn Teen and Hold Everything, in addition to lower productivity in the Pottery Barn Kids and Pottery Barn catalogs which resulted from an increase in circulation to prospect mailing lists.

Interest Expense - Net

Net interest income was $130,000 in the Second Quarter of 2003 versus net interest expense of $215,000 in the Second Quarter of 2002. For Year-to-Date 2003, net interest income was $446,000 versus net interest expense of $479,000 for Year-to-Date 2002. The decrease in interest expense was primarily due to an increase in capitalized interest.

Income Taxes

Our effective tax rate was 38.5% for Year-to-Date 2003 and Year-to-Date 2002.

Liquidity and Capital Resources

For Year-to-Date 2003, net cash used in operating activities was $66,496,000 as compared to net cash provided by operating activities of $66,279,000 in Year-to-Date 2002. This use of operating cash for Year-to-Date 2003 was primarily attributable to an increase in merchandise inventories due to our decision to substantially reinstate the in-stock position on core merchandise inventories, a reduction in income taxes payable because of the payment of our fiscal 2002 income taxes, a reduction in accounts payable due to the timing of expenditures, and a reduction in accrued expenses primarily driven by the payout of our 2002 incentive compensation in the first quarter of 2003.

Net cash used in investing activities was $71,831,000 for Year-to-Date 2003 as compared to $64,537,000 for Year-to-Date 2002. Year-to-Date 2003 purchases of property and equipment included approximately $41,976,000 for stores, $27,559,000 for systems development projects (including e-commerce websites) and $2,296,000 for distribution and facility infrastructure projects. During the first quarter of 2003, we entered into an agreement to purchase a corporate aircraft in late 2003. We are investing in this asset in response to the increasing complexity of our global sourcing program (currently representing 58% of annual inventory purchases from over 41 countries), the continued expansion of our retail stores and distribution centers and the increasing difficulty and risks associated with worldwide travel.

Year-to-Date 2002 purchases of property and equipment included approximately $48,636,000 for stores, $14,306,000 for systems development projects (including e-commerce websites) and $1,595,000 for distribution and facility infrastructure projects.

For Year-to-Date 2003, cash provided by financing activities was $25,497,000, comprised primarily of proceeds from the exercise of stock options, partially offset by the repayment of capital lease obligations. For Year-to-Date 2002, cash provided by financing activities was $12,584,000, comprised primarily of proceeds from the exercise of stock options, partially offset by the repayment of capital lease obligations.

We have a $200,000,000 unsecured revolving line of credit facility that expires on October 22, 2005 and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), minimum fixed charge coverage ratio, and maximum annual capital expenditures. Through April 22, 2005, we may, upon notice to the lenders, request an increase in the facility up to $250,000,000. We may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on our leverage ratio. As of August 3, 2003, we had no borrowings outstanding under the line of credit facility.

We have three unsecured commercial letter of credit reimbursement agreements for an aggregate of $115,000,000, which expire on July 2, 2004. The latest expiration for the letters of credit issuable under the agreements is November 29, 2004. As of August 3, 2003, $87,663,000 was outstanding under the letter of credit agreements. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of August 3, 2003.

As of August 3, 2003, we had outstanding standby letters of credit under the line of credit facility in an aggregate amount of $9,964,000. The standby letters of credit were issued to secure liabilities associated with workers’ compensation and other insurance programs.

We regularly review and evaluate our liquidity and capital needs. As we continue to grow, we may experience peak periods for our cash needs during the course of our fiscal year. We believe we would have access to additional debt and/or capital market funding as required to meet such needs. We currently believe that our available cash, cash equivalents, cash flows from operations and cash available under our existing credit facilities will be sufficient to finance our operations and capital requirements for at least the next twelve months.

Stock Repurchase Program

In January 2003, the Board of Directors authorized a stock repurchase program to acquire up to four million shares of the Company’s outstanding common stock in the open market. During the fourth quarter of fiscal year 2002, we repurchased and retired two million shares of our common stock under the program. At August 3, 2003, the remaining authorized amount of stock eligible for repurchase was two million shares. Future purchases under this program will be made through open market transactions at times and amounts that management deems appropriate. The timing and actual number of shares to be purchased in the future will depend on a variety of factors such as price, corporate and regulatory requirements, and other market conditions. We may terminate or limit the stock repurchase program at any time without prior notice.

Impact of Inflation

The impact of inflation on results of operations has not been significant to date.

Seasonality

Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our revenues and net earnings have been realized during the period from October through December, and levels of net revenues and net earnings have generally been significantly lower during the period from January through September. We believe this is the general pattern associated with the retail and direct-to-customer industries. In anticipation of our peak season, we hire a substantial number of additional employees in our retail stores and direct-to-customer processing and distribution areas, and incur significant fixed catalog production and mailing costs.

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

Our success depends upon our ability to anticipate and respond to changing merchandise trends and customer demands in a timely manner. We must keep our merchandise assortment fresh, but consumer preferences cannot be predicted with certainty and may change between sales seasons. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly and we may be required to mark down certain products to sell the resulting excess inventory or sell such inventory through our outlet stores at prices which are significantly lower than our retail prices, each of which would harm our business and operating results.

In addition, we must manage our inventory effectively, commensurate with customer demand. Much of our inventory is sourced from vendors located outside the United States. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, well in advance of the applicable selling season and frequently before trends are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate and our business and operating results may be negatively impacted.

Over the last twelve months, we have increased our merchandise inventories by approximately 50% in order to improve our fulfillment rates and customer service. As a result of this increase, we have also seen a related increase in distribution costs. If we are unable to sell through this inventory to our customers, we may experience additional pressure on our gross margins or inventory writedowns in future periods which could negatively affect our business, results of operations and financial condition.

Our business depends, in part, on factors affecting consumer spending that are out of our control.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, recession and fears of recession, war and fears of war, inclement weather, electrical power disruptions, consumer debt, interest rates, sales tax rates and rate increases, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security generally. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

The growth of our sales and profits depends, in large part, on our ability to successfully open new stores.

In each of the past three fiscal years, our retail stores have generated approximately 59.0% of our net revenues. We plan a net increase of approximately 35 new retail stores in fiscal 2003 as part of our growth strategy. There is no assurance that this strategy will be successful. Our ability to open additional stores successfully will depend upon a number of factors, including:

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

The specialty retail and direct-to-customer business is highly competitive. Our specialty retail stores, mail order catalogs and e-commerce websites compete with other retail stores, other mail order catalogs and other e-commerce websites that market lines of merchandise similar to ours. We compete with national, regional and local businesses utilizing a similar retail store strategy, as well as traditional furniture stores, department stores and specialty stores. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors and an increase in competition from established companies.

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

In addition, we are subject to certain risks, including availability of raw materials, labor disputes, union organizing activity, inclement weather, natural disasters, and general economic and political conditions, that might limit our vendors’ ability to provide us with quality merchandise on a timely basis. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs.

Our dependence on foreign vendors subjects us to a variety of risks and uncertainties.

We source our products from manufacturers in over 41 countries. Specifically, in fiscal 2002, approximately 58% of our merchandise purchases were foreign sourced, primarily from Asia and Europe.

Our dependence on foreign vendors means, in part, that we may be affected by declines in the relative value of the U.S. dollar to other foreign currencies. Although a majority of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, changes in foreign currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise, hold up merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

We are also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, work stoppages, economic uncertainties (including inflation), foreign government regulations, war and fears of war, political unrest and trade restrictions. We cannot predict whether any of the countries in which our products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, against home-centered items could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions.

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

In addition, we face the risk that we cannot hire enough qualified employees, especially during our peak season, to support our direct-to-customer operations, due to war or other circumstances that reduce the relevant workforce. The need to operate with fewer employees could negatively impact our customer service levels and our operations and ultimately could negatively affect our business, results of operations and financial condition.

We experience fluctuations in our comparable store sales.

Our success depends, in part, upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number of stores we open, close and expand in any period, the general retail sales environment, changes in sales mix between distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, and cannibalization of existing store sales by new stores. Among other things, weather conditions or electrical power disruptions can affect comparable store sales, because they can require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors may cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided. Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable store sales will continue to fluctuate in the future. Our comparable store sales increases for fiscal years 2002, 2001 and 2000 were 2.7%, 1.7% and 5.5%, respectively. Comparable store sales increased by 2.9% in the twenty-six weeks ended August 3, 2003. Past comparable store sales are no indication of future results, and there can be no assurance that our comparable store sales will not decrease in the future. Our ability to maintain and improve our comparable store sales results depends in large part on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base and using more effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and security analysts in one or more future periods could significantly reduce the market price of our common stock.

Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.

Postal rate increases and paper and printing costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. Our cost of paper has fluctuated significantly during the past three fiscal years, and our paper costs may increase in the future. Although we have entered into long-term contracts for catalog paper and catalog printing, these contracts offer no assurance that our catalog production costs will not substantially increase following expiration of these contracts. Future increases in postal rates or paper or printing costs would have a negative impact on our operating results to the extent that we are unable to pass such increases on directly to customers or offset such increases by raising selling prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems.

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

During the past few years, with the launch and expansion of our Internet business, new brands and brand expansions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our Internet business might cannibalize a significant portion of our retail and catalog businesses. While we recognize that our Internet sales cannot be entirely incremental to sales through our retail and catalog channels, we seek to attract as many new customers as possible to our websites. We continually analyze the business results of our three channels and the relationships among the channels, in an effort to find opportunities to build incremental sales. However, we cannot ensure that, as our Internet business grows, it will not cannibalize a portion of our retail and catalog businesses.

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

There has been a substantial increase in the costs of insurance, partly in response to the terrorist attacks of September 11, 2001, and financial irregularities and other fraud at publicly-traded companies. We believe that extensive commercial insurance coverage is prudent for risk management and anticipate that our insurance costs may further increase. In addition, for certain types or levels of risk (e.g., risks associated with earthquakes or terrorist attacks), we might determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we might choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our business and operating results.

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

There appears to be a growing number of patent infringement lawsuits instituted against companies such as ours that have an Internet business. The plaintiff in each case claims to hold a patent that covers web technology, which is allegedly infringed by the operation of the defendants’ websites. We are currently a defendant in certain such patent infringement cases and anticipate being named in others in the future, as part of an industry-wide trend. Even in cases where a plaintiff’s claim lacks merit, the defense costs in a patent infringement case are very high. There can be no assurance that additional patent infringement claims will not be brought against us, or that the cost of defending such claims or the ultimate resolution of such claims will not negatively impact our business and operating results.

We are planning certain systems changes that might disrupt our operations.

Our success depends on our ability to source merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems supporting the product pipeline, including design, sourcing, merchandise planning, forecasting and purchasing, inventory, distribution, transportation and price management. Modifications will involve updating or replacing legacy systems with successor systems during the course of several years. There are inherent risks associated with replacing our core systems, including any disruptions that affect our ability to get products into our stores and delivered to customers. There can be no assurance that we will successfully launch these new systems or that the launch will occur without any disruptions. Any resulting disruptions could have a material adverse effect on our business and operating results.

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

We provide extensive public guidance on our expected operating and financial results for future periods which is based solely on estimates made by management using information available at the time of estimate. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. We cannot ensure that our guidance will be accurate, particularly in light of the degree of specificity included in our guidance. If in the future our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts, the market price of our common stock could decline.

We have not undertaken to publicly update or revise this or any of our other forward-looking statements, even if experience or future events make it clear that the results set forth in such statements will not be realized.

Our quarterly results of operations might fluctuate due to a variety of factors including seasonality.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including, but not limited to, shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas, and the strategic importance of fourth quarter results. A significant portion of our revenues and net earnings have been realized during the period from October through December. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. If, for any reason, we were to realize significantly lower-than-expected revenues or net earnings during the October through December selling season, our business and results of operations would be materially adversely affected.

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

Interest Rate Risk

The interest payable on our bank line of credit and on two of our operating leases is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt and operating leases rose 21 basis points (an approximately 10% increase in the associated variable rates as of August 3, 2003), the effect on our results of operations and cash flows would not be material.

For one of the operating leases with a variable interest rate (2.41% at August 3, 2003), we have an interest rate cap contract at 5.88% with a notional amount of $13,083,000 which extends through February 2005. The contract has not been designated as a hedge and is accounted for by adjusting the carrying amount of the contract to market. Losses on the contract have not been and are not expected to be significant and are included in selling, general and administrative expenses.

In addition, we have fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase approximately 58% of our inventory from vendors in transactions outside of the U.S., a majority of which are denominated in U.S. dollars. A small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are immaterial to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of August 3, 2003, we have 9 retail stores in Toronto and Vancouver, Canada and expect to open 2 additional Canadian stores in fiscal 2003, which expose us to market risk associated with foreign currency exchange rate fluctuations. Due to our operations in Canada, we monitor the volatility of the Canadian dollar exchange rate and purchase forward contracts as considered appropriate to limit the currency exposure associated with intercompany asset and liability accounts of our Canadian subsidiary. Losses on these contracts have not been and are not expected to be significant and are included in selling, general and administrative expenses.

ITEM 4. CONTROLS AND PROCEDURES

As of August 3, 2003, an evaluation was performed with the participation of our management, including our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on May 28, 2003.

At the Company’s 2003 Annual Meeting of Shareholders, the shareholders took the following actions:

(I)	The shareholders elected each of the following persons by the vote indicated to serve as a Director of the Company until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified:

Name	For	Withheld

Adrian D.P. Bellamy	100,090,783	5,884,513
Patrick J. Connolly	101,225,067	4,750,229
Jeanne Jackson	101,974,454	4,000,842
W. Howard Lester	101,159,293	4,816,003
Michael R. Lynch	101,881,574	4,093,722
James A. McMahan	74,978,194	30,997,102
Edward A. Mueller	101,059,579	4,915,717
Richard T. Robertson	75,051,740	30,923,556
Charles E. Williams	101,159,537	4,815,759

(II)	The shareholders approved, by the vote indicated, an amendment of our restated articles of incorporation to amend the section that provides authority to us to indemnify our officers, directors, employees and other agents under California law:

For	Against	Withheld

104,357,935	1,530,878	86,483

(III)	The shareholders ratified, by the vote indicated, the selection of Deloitte & Touche LLP as the independent accountants for the Company’s fiscal year ending February 1, 2004:

For	Against	Withheld

103,985,094	1,938,321	51,881

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated as of July 22, 2003 (Restated Articles of Incorporation, as Amended, is incorporated by reference to Exhibit 3.1 and Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the period ended February 2, 2003 as filed with the Commission on April 15, 2003, File No. 001-14077)

10.1	First Amendment, dated as of July 2, 2003, to the Reimbursement Agreement between the Company and Bank of America, National Association, dated July 2, 2002

10.2	First Amendment, dated as of July 2, 2003, to the Reimbursement Agreement between the Company and The Bank of New York, dated July 2, 2002

10.3	First Amendment, dated as of July 2, 2003, to the Reimbursement Agreement between the Company and Fleet National Bank, dated July 2, 2002

10.4	Fifth Amendment, dated May 30, 2003, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997

10.5	Amendment to the Agreement between the Company and James Boike, dated May 8, 2003 (the original agreement is incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On May 22, 2003, we furnished our earnings release for the first quarter of 2003 to the Securities and Exchange Commission on a Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ SHARON L. MCCOLLAM Sharon L. McCollam Executive Vice President Chief Financial Officer

Dated: September 11, 2003