Form 10-Q
period 2003-11-02
WILLIAMS SONOMA INC
filed 2003-12-15
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2003.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark (“ ✓ ”) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓    No

Indicate by check mark (“ ✓ ”) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ✓    No

As of November 30, 2003, 117,423,756 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 2, 2003

PART I. FINANCIAL INFORMATION

		PAGE

Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets November 2, 2003, February 2, 2003 and November 3, 2002

	Condensed Consolidated Statements of Earnings for the Thirteen Weeks and Thirty-nine Weeks Ended November 2, 2003 and November 3, 2002

	Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended November 2, 2003 and November 3, 2002

	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 6.	Exhibits and Reports on Form 8-K	25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 2,	February 2,	November 3,
Dollars and shares in thousands, except per share amounts	2003	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$42,547	$193,495	$38,461
Accounts receivable – net	45,756	34,288	53,664
Merchandise inventories – net	466,373	321,247	358,409
Prepaid catalog expenses	54,939	35,163	41,563
Prepaid expenses	26,829	21,346	21,530
Deferred income taxes	16,325	16,304	11,458
Other assets	9,045	3,541	3,895

Total current assets	661,814	625,384	528,980

Property and equipment – net	692,556	631,774	617,827
Other assets – net	18,608	7,297	6,702

Total assets	$1,372,978	$1,264,455	$1,153,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$196,375	$166,102	$175,757
Accrued expenses	62,742	82,027	59,172
Customer deposits	115,268	93,073	90,775
Income taxes payable	32,175	56,442	15,526
Current portion of long-term debt	7,737	7,419	7,414
Other liabilities	18,991	19,765	15,075

Total current liabilities	433,288	424,828	363,719

Deferred rent and lease incentives	176,161	161,091	160,825
Long-term debt	11,913	18,071	18,494
Deferred income tax liabilities	11,357	11,341	9,928
Other long-term obligations	7,595	5,146	4,587

Total liabilities	640,314	620,477	557,553

Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, $.01 par value, authorized: 253,125 shares; issued and outstanding: 116,926, 114,317 and 116,176 shares	1,169	1,143	1,162
Additional paid-in capital	226,507	196,259	182,938
Retained earnings	501,932	446,837	416,631
Accumulated foreign currency translation adjustment	3,056	(11)	(15)
Deferred stock-based compensation	—	(250)	(4,760)

Total shareholders’ equity	732,664	643,978	595,956

Total liabilities and shareholders’ equity	$1,372,978	$1,264,455	$1,153,509

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 2,	November 3,	November 2,	November 3,
Dollars and shares in thousands, except per share amounts	2003	2002	2003	2002

Net revenues	$632,824	$527,894	$1,750,087	$1,501,866
Cost of goods sold	384,053	321,705	1,081,930	928,405

Gross margin	248,771	206,189	668,157	573,461

Selling, general and administrative expenses	210,065	181,469	579,134	500,305
Interest (income) expense – net	(116)	106	(562)	585

Earnings before income taxes	38,822	24,614	89,585	72,571

Income taxes	14,946	9,477	34,490	27,940

Net earnings	$23,876	$15,137	$55,095	$44,631

Basic earnings per share	$.20	$.13	$.48	$.39
Diluted earnings per share	$.20	$.13	$.46	$.37

Shares used in calculation of earnings per share:
Basic	116,755	116,015	115,440	115,069
Diluted	120,277	119,796	118,815	119,631

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended

	November 2,	November 3,
Dollars in thousands	2003	2002

Cash flows from operating activities:
Net earnings	$55,095	$44,631
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	73,825	67,891
Net loss on disposal of assets	1,698	2,079
Amortization of deferred lease incentives	(14,285)	(11,606)
Deferred income taxes	—	1,254
Amortization of deferred stock-based compensation	250	2,781
Other	—	88
Changes in:
Accounts receivable	(11,348)	(21,502)
Merchandise inventories	(144,364)	(109,104)
Prepaid catalog expenses	(19,775)	(12,041)
Prepaid expenses and other assets	(22,470)	(5,033)
Accounts payable	28,885	76,670
Accrued expenses and other liabilities	4,414	12,421
Deferred rent and lease incentives	28,930	45,499
Income taxes payable	(24,275)	(21,949)

Net cash (used in) provided by operating activities	(43,420)	72,079

Cash flows from investing activities:
Purchases of property and equipment	(131,852)	(117,482)

Net cash used in investing activities	(131,852)	(117,482)

Cash flows from financing activities:
Repayments of long-term obligations	(7,115)	(6,959)
Proceeds from exercise of stock options	30,274	15,918
Credit facility renewal costs	—	(511)

Net cash provided by financing activities	23,159	8,448

Effect of exchange rates on cash and cash equivalents	1,165	42
Net decrease in cash and cash equivalents	(150,948)	(36,913)
Cash and cash equivalents at beginning of period	193,495	75,374

Cash and cash equivalents at end of period	$42,547	$38,461

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Thirty-nine Weeks Ended November 2, 2003 and November 3, 2002
(Unaudited)

NOTE A. FINANCIAL STATEMENTS — BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly-owned subsidiaries (“we”, “us” or “our”). The condensed consolidated balance sheets as of November 2, 2003 and November 3, 2002, the condensed consolidated statements of earnings for the thirteen and thirty-nine week periods ended November 2, 2003 and November 3, 2002, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 2, 2003 and November 3, 2002 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine week periods then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet at February 2, 2003, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2003.

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

The results of operations for the thirteen and thirty-nine weeks ended November 2, 2003 are not necessarily indicative of the operating results of the full year.

NOTE B. ACCOUNTING POLICIES

Stock-Based Compensation We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized in the condensed consolidated financial statements for stock options.

During fiscal year 2001, we entered into employment agreements with certain executive officers. All stock-based compensation expense related to these agreements was fully recognized as of our first quarter ended May 4, 2003; therefore, no stock-based compensation expense was recognized in the thirteen weeks ended November 2, 2003. We recognized approximately $927,000 of stock-based compensation expense related to these employment agreements in the thirteen weeks ended November 3, 2002. Approximately $250,000 and $2,781,000 of stock-based compensation expense related to these employment agreements was recognized in the thirty-nine weeks ended November 2, 2003 and November 3, 2002, respectively.

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” to all of our stock-based compensation arrangements. Under SFAS No. 123, the fair value of stock option awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur. Had compensation cost been determined consistent with SFAS No. 123, our net earnings and earnings per share would have been changed to the pro forma amounts indicated below:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 2,	November 3,	November 2,	November 3,
Dollars in thousands, except per share amounts	2003	2002	2003	2002

Net earnings, as reported	$23,876	$15,137	$55,095	$44,631
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effect	—	570	154	1,710
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,013)	(4,862)	(12,714)	(13,801)

Pro forma net earnings	$19,863	$10,845	$42,535	$32,540

Basic earnings per share
As reported	$.20	$.13	$.48	$.39
Pro forma	.17	.09	.37	.28

Diluted earnings per share
As reported	$.20	$.13	$.46	$.37
Pro forma	.16	.09	.35	.27

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2003	2002	2003	2002

Dividend yield	—	—	—	—
Volatility	63.4%	66.4%	64.4%	66.0%
Risk-free interest	3.4%	5.1%	3.4%	5.1%
Expected term (years)	6.7	6.7	6.7	6.7

New Accounting Pronouncements
In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 explains how to identify variable interest entities and how to determine whether to consolidate such entities. FIN 46 requires existing unconsolidated entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The application of FIN 46 to variable interest entities created before February 1, 2003 was deferred by the FASB in October 2003. The effective date for applying the provisions of FIN 46 will now be the first reporting period ending after December 15, 2003. As a result, the two variable interest entity partnerships from which we lease our Memphis-based distribution facilities will be consolidated by us as of February 1, 2004. We estimate that the consolidation will result in increases to our consolidated balance sheet of approximately $21,000,000 in assets (primarily buildings), $18,500,000 in long-term debt, and $2,500,000 in other liabilities with no cumulative effect charge to our fiscal year 2003 consolidated statement of earnings.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires certain guarantees to be recorded at fair value. The interpretation also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote. In general, the interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. We are leasing an aircraft for a term of 60 months ending January 2005. At the end of the lease term, we may either purchase the aircraft for $11,500,000 or sell it. If the proceeds of such sale are in excess of $11,500,000, then we are entitled to retain the excess. If the proceeds are less than $11,500,000, we will be required to pay the lessor the difference up to $9,080,000. We currently estimate that the fair value of the aircraft at the end of the lease term will exceed $11,500,000 and therefore no liability has been recorded for the residual value.

NOTE C. BORROWING ARRANGEMENTS

We have a $200,000,000 unsecured revolving line of credit facility that expires on October 22, 2005 and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), minimum fixed charge coverage ratio, and maximum annual capital expenditures. Through April 22, 2005, we may, upon notice to the lenders, request an increase in the facility up to $250,000,000. We may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on our leverage ratio. As of November 2, 2003, we had no borrowings outstanding under the line of credit facility.

We have three unsecured commercial letter of credit reimbursement agreements for an aggregate of $115,000,000, which expire on July 2, 2004. The latest expiration for the letters of credit issuable under the agreements is November 29, 2004. As of November 2, 2003, $86,178,000 was outstanding under the letter of credit agreements. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of November 2, 2003.

We also have standby letters of credit issued under the line of credit facility to secure liabilities associated with workers’ compensation and other insurance programs. As of November 2, 2003, outstanding standby letters of credit totaled $15,164,000.

NOTE D. COMPREHENSIVE INCOME

Comprehensive income for the thirteen and thirty-nine weeks ended November 2, 2003 and November 3, 2002 was as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 2,	November 3,	November 2,	November 3,
Dollars in thousands	2003	2002	2003	2002

Net earnings	$23,876	$15,137	$55,095	$44,631
Other comprehensive income - Foreign currency translation adjustment	951	46	3,067	95

Comprehensive income	$24,827	$15,183	$58,162	$44,726

NOTE E. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

	Net	Weighted	Per-Share
Dollars and amounts in thousands, except per share amounts	Earnings	Average Shares	Amount

Thirteen weeks ended November 2, 2003
Basic	$23,876	116,755	$.20
Effect of dilutive stock options	—	3,522
Diluted	$23,876	120,277	$.20

Thirteen weeks ended November 3, 2002
Basic	$15,137	116,015	$.13
Effect of dilutive stock options	—	3,781
Diluted	$15,137	119,796	$.13

Thirty-nine weeks ended November 2, 2003
Basic	$55,095	115,440	$.48
Effect of dilutive stock options	—	3,375
Diluted	$55,095	118,815	$.46

Thirty-nine weeks ended November 3, 2002
Basic	$44,631	115,069	$.39
Effect of dilutive stock options	—	4,562
Diluted	$44,631	119,631	$.37

Options with an exercise price greater than the average market price of common shares were 400,000 and 63,000 for the thirteen weeks ended November 2, 2003 and November 3, 2002, respectively, and 701,000 and 46,000 for the thirty-nine weeks ended November 2, 2003 and November 3, 2002, respectively, and were not included in the computation of diluted earnings per share.

NOTE F. SEGMENT REPORTING

We have two reportable segments: retail and direct-to-customer. The retail segment sells products for the home through our four retail concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything). The four retail concepts are operating segments, which have been aggregated into one reportable segment: retail. The direct-to-customer segment sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Chambers) and five e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com and westelm.com).

These reportable segments are strategic business units that offer similar home-centered products. They are managed separately because the business units utilize two distinct distribution and marketing strategies. Management’s expectation is that the overall economics of each of our core brands within each reportable segment will be similar over time.

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

Segment Information

		Direct-to-
Dollars in thousands	Retail	Customer	Unallocated	Total

Thirteen weeks ended November 2, 2003
Net revenues	$353,199	$279,625	—	$632,824
Depreciation and amortization expense	16,889	3,535	$3,762	24,186
Earnings before income taxes	30,179	43,802	(35,159)	38,822

Capital expenditures	49,938	7,178	2,905	60,021

Thirteen weeks ended November 3, 2002
Net revenues	$307,813	$220,081	—	$527,894
Depreciation and amortization expense	14,847	5,102	$3,276	23,225
Earnings before income taxes	28,154	31,733	(35,273)	24,614

Capital expenditures	43,130	4,548	5,267	52,945

Thirty-nine weeks ended November 2, 2003
Net revenues	$994,969	$755,118	—	$1,750,087
Depreciation and amortization expense	50,662	12,162	$11,001	73,825
Earnings before income taxes	83,230	111,562	(105,207)	89,585

Assets	885,957	221,569	265,452	1,372,978
Capital expenditures	102,834	16,733	12,285	131,852

Thirty-nine weeks ended November 3, 2002
Net revenues	$864,716	$637,150	—	$1,501,866
Depreciation and amortization expense	43,619	14,818	$9,454	67,891
Earnings before income taxes	83,525	91,171	(102,125)	72,571

Assets	765,389	177,517	210,603	1,153,509
Capital expenditures	97,367	9,350	10,765	117,482

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the business and results of operations of Williams-Sonoma, Inc. and its wholly-owned subsidiaries (“we”, “us” or “our”) to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, any projections of earnings, revenues or financial items, any statements of the plans, strategies and objectives of management for future operations, any statements relating to our projected capital expenditures and available cash, any statements relating to our plans to open additional stores, any statements relating to the economics within our reportable segments, any statements relating to anticipated comparable store sales increases and decreases, any statements relating to the outcome of pending legal proceedings, any statements related to the effect of new accounting pronouncements on our financial statements and statements of belief and any statements of assumptions underlying the foregoing.

The risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements include, without limitation, our ability to anticipate consumer preferences and buying trends; dependence on timely introduction and customer acceptance of our merchandise; construction and other delays in store openings; competition from companies with concepts or products similar to ours; timely and effective sourcing of merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers; effective inventory management commensurate with customer demand; successful catalog management, including timing, sizing and merchandising; uncertainties in Internet marketing, infrastructure and regulation; changes in consumer spending based on competition, weather, general political, economic and market conditions and events, including war or conflict, and other conditions beyond our control; multi-channel and multi-brand complexities; dependence on external funding sources for operating capital; our ability to control employment, occupancy and other operating costs; our ability to improve and control our systems and processes; and other risks and uncertainties contained in our public announcements, reports to shareholders and other documents filed with and furnished to the Securities and Exchange Commission. All forward-looking statements in this quarterly report on Form 10-Q are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

Business

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our four retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and Hold Everything). The direct-to-customer segment of our business sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Chambers) and five e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com and westelm.com). The core brands in both retail and direct-to-customer segments are: Williams-Sonoma, which sells cooking and entertaining essentials; Pottery Barn, which sells home furnishings, decorative accessories, and contemporary tableware; and Pottery Barn Kids, which sells stylish children’s furnishings and decorative accessories. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Net Revenues

Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Retail sales include sales of merchandise to customers at our retail stores, direct-to-customer sales include sales of merchandise to customers through catalogs and the Internet, and shipping fees consist of revenue received from customers for delivery of merchandise.

The following table summarizes our net revenues for the thirteen weeks ended November 2, 2003 (“Third Quarter of 2003”) and November 3, 2002 (“Third Quarter of 2002”) and the thirty-nine weeks ended November 2, 2003 (“Year-to-Date 2003”) and November 3, 2002 (“Year-to-Date 2002”).

	Thirteen Weeks Ended				Thirty-nine Weeks Ended

	November 2,		November 3,		November 2,		November 3,
Dollars in thousands	2003	% Total	2002	% Total	2003	% Total	2002	% Total

Retail sales	$351,418	55.5%	$306,078	58.0%	$989,774	56.6%	$859,469	57.2%
Direct-to-customer sales	239,268	37.8%	187,656	35.5%	644,216	36.8%	543,037	36.2%
Shipping fees	42,138	6.7%	34,160	6.5%	116,097	6.6%	99,360	6.6%

Net revenues	$632,824	100.0%	$527,894	100.0%	$1,750,087	100.0%	$1,501,866	100.0%

Net revenues for the Third Quarter of 2003 increased by $104,930,000, or 19.9%, over net revenues for the Third Quarter of 2002. This net revenue increase was primarily driven by incremental revenues from 39 new stores (net of closures), a comparable store sales increase of 5.6%, increased catalog circulation, and strong momentum from Internet growth initiatives.

Year-to-Date 2003 net revenues increased by $248,221,000, or 16.5%, over Year-to-Date 2002 net revenues. This net revenue increase was primarily driven by incremental revenues from 39 new stores (net of closures), a comparable store sales increase of 3.9%, increased catalog circulation, and strong momentum from Internet growth initiatives.

Retail Revenues and Other Data

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 2,	November 3,	November 2,	November 3,
Dollars in thousands	2003	2002	2003	2002

Retail sales	$351,418	$306,078	$989,774	$859,469
Shipping fees	1,781	1,735	5,195	5,247

Total retail revenues	$353,199	$307,813	$994,969	$864,716

Percent growth in retail sales	14.8%	18.8%	15.2%	18.5%
Percent increase in comparable store sales	5.6%	2.8%	3.9%	2.9%
Number of stores — beginning of period	489	445	478	415
Number of new stores	34	34	52	70
Number of closed stores	(7)	(2)	(14)	(8)
Number of stores — end of period	516	477	516	477
Store selling square footage at quarter-end (sq. ft.)	2,577,000	2,331,000	2,577,000	2,331,000
Store leased square footage (“LSF”) at quarter-end (sq. ft.)	4,075,000	3,681,000	4,075,000	3,681,000

					Avg. LSF		Avg. LSF
	Store Count				per Store	Store Count	per Store

	August 3,			November 2,	November 2,	November 3,	November 3,
	2003	Openings	Closings	2003	2003	2002	2002

Williams-Sonoma	236	10	(3)	243	5,300	235	5,200
Pottery Barn	160	11	(1)	170	11,400	159	11,400
Pottery Barn Kids	66	11	—	77	7,700	54	7,600
Hold Everything	13	0	(1)	12	3,900	15	3,700
Outlets	14	2	(2)	14	13,900	14	13,100

Total	489	34	(7)	516	7,900	477	7,700

Retail revenues for the Third Quarter of 2003 increased by $45,386,000, or 14.7%, over the Third Quarter of 2002 primarily due to incremental revenues from 39 new stores (net of closures) and a comparable store sales increase of 5.6%. Incremental net sales generated by the Pottery Barn Kids, Pottery Barn and Williams-Sonoma brands were the primary contributors to this year-over-year net sales increase. A positive consumer response to our overall merchandise assortment and an increase in year-over-year merchandise inventory levels supported this retail sales performance.

Retail revenues for Year-to-Date 2003 grew $130,253,000, or 15.1%, over the same period of the prior year, primarily due to 39 new store openings (net of closures) and a comparable store sales increase of 3.9%. Incremental net sales generated by the Pottery Barn Kids, Williams-Sonoma and Pottery Barn brands, partially offset by a planned reduction in Hold Everything, were the primary contributors to this year-over-year net sales increase. A positive consumer response to our overall merchandise assortment and an increase in year-over-year merchandise inventory levels supported this retail sales performance.

Comparable Store Sales

Comparable stores are defined as those stores whose gross square footage did not change by more than 20% in the previous 12 fiscal months and which have been open for at least 12 consecutive fiscal months without closure for seven or more consecutive days. Comparable store sales are computed based on aggregate sales of comparable stores for the reporting period. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 fiscal months or more, we can better gauge how the core store base is performing since it excludes store openings, expansions and closings.

	Thirteen Weeks Ended				Thirty-nine Weeks Ended

	November 2,		November 3,		November 2,		November 3,
Percent increase (decrease) in comparable store sales	2003		2002		2003		2002

Williams-Sonoma	6.9%		4.9%		8.2%		1.6%
Pottery Barn	5.4%		1.5%		1.3%		4.6%
Pottery Barn Kids	6.3%		(2.7%	)	1.4%		0.8%
Hold Everything	(8.3%	)	6.6%		(6.2%	)	(7.0%	)
Outlets	2.5%		3.6%		6.3%		1.7%

Total	5.6%		2.8%		3.9%		2.9%

The Third Quarter of 2003 and Year-to-Date 2003 comparable store sales increases in Williams-Sonoma and Pottery Barn were primarily driven by a positive consumer response to the overall merchandise assortments and a higher in-stock position on retail inventories. The comparable store sales increase in Pottery Barn Kids was primarily driven by a strong performance in single-store markets, higher in-stock positions in retail inventory levels, successful in-store marketing programs, and new merchandise assortments. We expect comparable store sales for Pottery Barn Kids stores in multi-store markets to remain volatile during the growth phase of the concept, consistent with our experience in the early years of the Pottery Barn store rollout.

Direct-to-Customer Revenues

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 2,	November 3,	November 2,	November 3,
Dollars in thousands	2003	2002	2003	2002

Catalog sales	$156,914	$139,614	$432,312	$412,165
Internet sales	82,354	48,042	211,904	130,872

Total direct-to-customer sales	239,268	187,656	644,216	543,037

Shipping fees	40,357	32,425	110,902	94,113

Total direct-to-customer revenues	$279,625	$220,081	$755,118	$637,150

Percent growth in direct-to-customer sales	27.5%	6.5%	18.6%	8.1%
Percent growth in number of catalogs circulated	23.0%	36.6%	19.0%	19.8%

Direct-to-customer revenues in the Third Quarter of 2003 increased by $59,544,000, or 27.1%, over the Third Quarter of 2002. This increase was primarily driven by incremental net revenues generated by the Pottery Barn, PBteen, and Pottery Barn Kids brands.

PBteen, our newest extension of the Pottery Barn brand, was launched in April 2003. PBteen offers exclusive collections of home furnishings and decorative accessories that are specifically designed to reflect the lifestyles and personalities of the teenage market.

Direct-to-customer revenues for Year-to-Date 2003 increased $117,968,000, or 18.5%, over Year-to-Date 2002. This increase was primarily driven by incremental net revenues generated by the Pottery Barn, Pottery Barn Kids, West Elm, Williams-Sonoma, and Hold Everything brands in addition to incremental revenues from our newest catalog, PBteen. This increase was partially offset by a decrease in revenues from the Chambers catalog due to increased prospecting and testing of new merchandise assortments.

Internet sales in the Third Quarter of 2003 increased by $34,312,000, or 71.4%, over the Third Quarter of 2002 and contributed 34.4% of total direct-to-customer sales in the Third Quarter of 2003 versus 25.6% in the Third Quarter of 2002. Internet sales in Year-to-Date 2003 increased by $81,032,000, or 61.9%, over Year-to-Date 2002 and contributed 32.9% of total direct-to-customer sales in Year-to-Date 2003 versus 24.1% in Year-to-Date 2002. Although the amount of Internet sales that are incremental to our direct-to-customer channel cannot be identified precisely, we estimate that approximately 40%-50% of non-bridal Internet sales are incremental to the direct-to-customer channel and approximately 50%-60% are from mail order customers who recently received a catalog.

During the Third Quarter of 2003, we launched two new websites, pbteen.com and westelm.com, for two of our emerging concepts: PBteen and West Elm.

Cost of Goods Sold

	Thirteen Weeks Ended				Thirty-nine Weeks Ended

	November 2,	% Net	November 3,	% Net	November 2,	% Net	November 3,	% Net
Dollars in thousands	2003	Revenues	2002	Revenues	2003	Revenues	2002	Revenues

Cost of goods and occupancy expenses	$350,745	55.4%	$293,338	55.6%	$988,255	56.5%	$840,759	56.0%
Shipping costs	33,308	5.3%	28,367	5.3%	93,675	5.4%	87,646	5.8%

Total cost of goods sold	$384,053	60.7%	$321,705	60.9%	$1,081,930	61.8%	$928,405	61.8%

Cost of goods and occupancy expenses increased by $57,407,000 in the Third Quarter of 2003 over the Third Quarter of 2002. As a percentage of net revenues, cost of goods and occupancy expenses decreased 20 basis points for the Third Quarter of 2003 from the Third Quarter of 2002. This percentage decrease was primarily driven by favorable leveraging of fixed occupancy expenses due to year-over-year revenue growth. This improvement, however, was partially offset by higher accruals for inventory shrinkage expense. Inventory shrinkage expense increased in the Third Quarter of 2003 due to significantly higher inventory levels and an unusually low level of expense in the Third Quarter of 2002. The lower level of expense in the Third Quarter of 2002 was primarily due to a substantial reduction in accruals for retail inventory shrinkage expense based on a favorable mid-year physical inventory result and significantly lower inventory levels at that time. In order to accommodate our year-over-year revenue growth during the Third Quarter of 2003, we increased our distribution facility space by 420,000 square feet. In addition, subsequent to November 2, 2003, we leased an additional 416,000 square feet of distribution facility space.

Cost of goods and occupancy expenses increased by $147,496,000 for Year-to-Date 2003 as compared to Year-to-Date 2002. As a percentage of net revenues, cost of goods and occupancy expenses increased 50 basis points versus Year-to-Date 2002. This percentage increase was primarily driven by an overall increase in markdown activity in 2003 compared to an exceptionally low level of markdown activity in 2002; higher freight to store and other distribution costs due to the incremental expense associated with the ongoing inventory reinstatement initiative; and a higher cost of merchandise from euro-based vendors due to the weakening of the U.S. dollar against the euro. Favorable leveraging of fixed occupancy expenses due to year-over-year revenue growth and ongoing operational improvements, including a decrease in customer returns, replacements and damages and improved shipping profitability for merchandise delivered to the customers, partially offset this increase.

Shipping costs consist of third-party delivery services and shipping materials. Shipping costs increased by $4,941,000 in the Third Quarter of 2003 versus the Third Quarter of 2002. This increase was directly related to a higher number of direct-to-customer shipments associated with the increase in direct-to-customer sales as well as a shift in the mix of product being shipped, with furniture accounting for a greater portion of the overall mix. This increase was substantially offset by a lower cost per shipment due to the consolidation of freight providers and the successful renegotiation of freight-to-customer contracts. As a result of these efficiencies, shipping costs, as a percentage of shipping fees, have continued to decline to 79.0% in the Third Quarter of 2003 from 83.0% in the Third Quarter of 2002.

For Year-to-Date 2003, shipping costs increased by $6,029,000 from Year-to-Date 2002 due to an increase in the number of customer shipments and the mix of product shipped. This increase was directly related to a higher number of direct-to-customer shipments associated with the increase in direct-to-customer sales as well as an increase in the shipment of furniture products to our customers. This increase was substantially offset by a lower cost per shipment due to the consolidation of freight providers and the successful renegotiation of freight-to-customer contracts. As a result of these efficiencies, shipping costs, as a percentage of shipping fees, have decreased to 80.7% for Year-to-Date 2003 from 88.2% for Year-to-Date 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $28,596,000, or 15.8%, to $210,065,000 in the Third Quarter of 2003 from $181,469,000 in the Third Quarter of 2002. Selling, general and administrative expenses expressed as a percentage of net revenues decreased by 120 basis points to 33.2% in the Third Quarter of 2003 from 34.4% in the Third Quarter of 2002. The improvement in selling, general and administrative expenses as a percentage of net revenues was attributable to a reduction in employment and other administrative expenses, partially offset by an increase in catalog advertising expense. The decrease in employment expense as a percentage of net revenues was primarily driven by a reduction in incentive compensation and deferred stock-based compensation expense in the Third Quarter of 2003. The increase in catalog advertising expense as a percentage of net revenues was primarily driven by a greater percentage of total net revenues during the Third Quarter of 2003 being generated by the direct-to-customer channel in addition to the relatively higher costs associated with our new and emerging catalog concepts.

For Year-to-Date 2003, selling, general and administrative expenses increased $78,829,000, or 15.8%, to $579,134,000 for Year-to-Date 2003 from $500,305,000 for Year-to-Date 2002. Selling, general and administrative expenses expressed as a percentage of net revenues decreased by 20 basis points to 33.1% for Year-to-Date 2003 from 33.3% for Year-to-Date 2002. The improvement in selling, general and administrative expenses as a percentage of net revenues was attributable to a reduction in employment and other administrative expenses, partially offset by an increase in catalog advertising expense. The decrease in employment expense as a percentage of net revenues was primarily driven by a reduction in incentive compensation and deferred stock-based compensation expense in Year-to-Date 2003. The increase in catalog advertising expense as a percentage of net revenues was primarily driven by a greater percentage of total net revenues during Year-to-Date 2003 being generated by the direct-to-customer channel in addition to the relatively higher costs associated with our new and emerging catalog concepts, PBteen and West Elm.

Interest (Income) Expense — Net

Net interest income was $116,000 in the Third Quarter of 2003 versus net interest expense of $106,000 in the Third Quarter of 2002. For Year-to-Date 2003, net interest income was $562,000 versus net interest expense of $585,000 for Year-to-Date 2002. The decrease in interest expense was primarily due to a higher level of capitalized interest on long-term capital projects in 2003.

Income Taxes

Our effective tax rate was 38.5% for Year-to-Date 2003 and Year-to-Date 2002.

Liquidity and Capital Resources

For Year-to-Date 2003, net cash used in operating activities was $43,420,000 as compared to net cash provided by operating activities of $72,079,000 in Year-to-Date 2002. This use of operating cash for Year-to-Date 2003 was primarily attributable to an increase in merchandise inventories due to our decision to increase the in-stock position on core merchandise inventories and a reduction in income taxes payable because of the payment of our fiscal 2002 income taxes. This use of cash was offset by net earnings before depreciation and amortization, an increase in deferred rent and lease incentives due to the opening of 38 new stores (net of closures) in Year-to-Date 2003, and an increase in accounts payable primarily due to an increase in our merchandise payables and the timing of expenditures.

Net cash used in investing activities was $131,852,000 for Year-to-Date 2003 as compared to $117,482,000 for Year-to-Date 2002. Year-to-Date 2003 purchases of property and equipment included approximately $85,850,000 for stores, $40,871,000 for systems development projects (including e-commerce websites) and $5,131,000 for distribution and facility infrastructure projects. Subsequent to November 2, 2003, we purchased a corporate aircraft for approximately $40,000,000. We are investing in this asset in response to the increasing complexity of our global sourcing program (representing 58% of annual inventory purchases from over 41 countries), the continued expansion of our retail stores and distribution centers and the increasing difficulty and risks associated with worldwide travel.

Year-to-Date 2002 purchases of property and equipment included approximately $88,146,000 for stores, $25,770,000 for systems development projects (including e-commerce websites) and $3,566,000 for distribution and facility infrastructure projects.

For Year-to-Date 2003, cash provided by financing activities was $23,159,000, comprised primarily of proceeds from the exercise of stock options, partially offset by the payment of capital lease and long-term debt obligations. For Year-to-Date 2002, cash provided by financing activities was $8,448,000, comprised primarily of proceeds from the exercise of stock options, partially offset by the payment of capital lease and long-term debt obligations.

We have a $200,000,000 unsecured revolving line of credit facility that expires on October 22, 2005 and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), minimum fixed charge coverage ratio, and maximum annual capital expenditures. Through April 22, 2005, we may, upon notice to the lenders, request an increase in the facility up to $250,000,000. We may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on our leverage ratio. As of November 2, 2003, we had no borrowings outstanding under the line of credit facility.

We have three unsecured commercial letter of credit reimbursement agreements for an aggregate of $115,000,000, which expire on July 2, 2004. The latest expiration for the letters of credit issuable under the agreements is November 29, 2004. As of November 2, 2003, $86,178,000 was outstanding under the letter of credit agreements. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of November 2, 2003.

We also have standby letters of credit issued under the line of credit facility to secure liabilities associated with workers’ compensation and other insurance programs. As of November 2, 2003, outstanding standby letters of credit totaled $15,164,000.

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

Stock Repurchase Program

In January 2003, the Board of Directors authorized a stock repurchase program to acquire up to four million shares of our outstanding common stock in the open market. During the fourth quarter of fiscal year 2002, we repurchased and retired two million shares of our common stock under the program. At November 2, 2003, the remaining authorized amount of stock eligible for repurchase was two million shares. Future repurchases under this program will be made through open market transactions at times and amounts that management deems appropriate. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors such as price, corporate and regulatory requirements, and other market conditions. We may terminate or limit the stock repurchase program at any time without prior notice.

Impact of Inflation

The impact of inflation on results of operations has not been significant to date.

Seasonality

Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our revenues and net earnings have been realized during the period from October through December, and levels of net revenues and net earnings have generally been significantly lower during the period from January through September. We believe this is the general pattern associated with the retail and direct-to-customer industries, and we expect this to continue going forward. In anticipation of our peak season, we hire a substantial number of additional employees in our retail stores and direct-to-customer processing and distribution areas, and incur significant fixed catalog production and mailing costs.

Risk Factors

The following information describes certain significant risks inherent in our business. You should carefully consider such risks, together with the other information contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other disclosed risks and uncertainties actually occurs, our business, financial condition or operating results could be harmed substantially, which, in turn, could cause the market price of our stock to decline, perhaps significantly.

We must successfully anticipate changing consumer preferences and buying trends.

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

We must successfully manage our inventory levels commensurate with customer demand.

We must manage our inventory effectively, commensurate with customer demand. Much of our inventory is sourced from vendors located outside of the United States. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, well in advance of the applicable selling season and frequently before trends are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate and our business and operating results may be negatively impacted.

Over the last twelve months, we have increased our merchandise inventories by approximately 30% in order to improve our fulfillment rates and customer service. If we are unable to sell through this inventory to our customers, we may experience additional pressure on our gross margins or inventory write downs in future periods which could negatively affect our business, results of operations and financial condition. In addition, this increase to our merchandise inventory may make it more difficult to successfully forecast inventory shrinkage and inventory obsolescence.

In connection with the increase of our merchandise inventories to support the growth of our business, we have secured additional warehouse and distribution facilities which increase our distribution costs. In addition, if at any point we do not have adequate warehouse and distribution facilities to support our inventory levels, our business and our results of operations may be negatively impacted.

Our business depends, in part, on factors affecting consumer spending that are out of our control.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, recession and fears of recession, war and fears of war, inclement weather, electrical power disruptions, consumer debt, interest rates, sales tax rates and rate increases, consumer confidence in future economic and political conditions, and consumer perceptions of personal well-being and security generally. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including, but not limited to, shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas, disruptions in service by our shipping carriers, and the strategic importance of fourth quarter results. A significant portion of our revenues and net earnings have been realized during the period from October through December. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. If, for any reason, we were to realize significantly lower-than-expected revenues or net earnings during the October through December selling season, our business and results of operations would be materially adversely affected.

We depend on key domestic and foreign vendors for timely and effective sourcing of our merchandise, and we are subject to various risks and uncertainties that might affect our vendors’ ability to produce quality merchandise at an acceptable cost.

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

In addition, we are subject to certain risks, including availability of raw materials, labor disputes, increased duties, increased costs of imported goods, union organizing activity, inclement weather, natural disasters, and general economic and political conditions, that might limit our vendors’ ability to provide us with quality merchandise on a timely basis. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage the reputation of our brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs.

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

We are also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, work stoppages, economic uncertainties (including inflation), foreign government regulations, war and fears of war, political unrest and trade restrictions. We cannot predict whether any of the countries in which our products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas, or both, against home-centered items could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions.

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

These factors may cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided. Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable store sales will continue to fluctuate in the future. Our comparable store sales increases for fiscal years 2002, 2001 and 2000 were 2.7%, 1.7% and 5.5%, respectively. Comparable store sales increased by 3.9% in the thirty-nine weeks ended November 2, 2003. However, past comparable store sales are no indication of future results, and there can be no assurance that our comparable store sales will not decrease in the future. Our ability to maintain and improve our comparable store sales results depends in large part on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base and using effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and security analysts in one or more future periods could significantly reduce the market price of our common stock.

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

The success of our Internet business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales through our Internet business, as well as damage the reputation of our brands.

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

We have recently introduced two new brands, West Elm and PBteen, and may introduce additional new brands and brand extensions in the future. Our introduction of new brands and brand extensions poses another set of risks. If we devote time and resources to new brands and brand extensions, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands and brand extensions prove to be very successful, we risk hurting our existing brands through the migration of customers to the new businesses. There can be no assurance that we can and will introduce new brands and brand extensions that will be accepted by consumers and that improve our overall business and operating results.

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

To be successful, we need to manage our operating costs while we continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially in peak sales seasons, and incur other expenses to support new brands and brand extensions, as well as the opening of new stores and direct-to-customer growth of our existing brands. In addition, although we strive to secure long-term contracts with our service providers and other vendors and otherwise limit our financial commitment to them, there can be no assurance that we will avoid unexpected operating cost increases in the future. Lower than expected sales, or higher than expected costs, would negatively impact our business and operating results.

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

We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. There can be no assurance that actual merchandise returns will not exceed our reserves. In addition, there can be no assurance that the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions will not cause actual returns to exceed merchandise return reserves. Any significant increase in merchandise returns could materially affect our business and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on our bank line of credit and on two of our operating leases is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt and operating leases rose 20 basis points (an approximate 10% increase in the associated variable rates as of November 2, 2003), the effect on our results of operations and cash flows would not be material.

For one of the operating leases with a variable interest rate (2.42% at November 2, 2003), we have an interest rate cap contract at 5.88% with a notional amount of $13,083,000 which extends through February 2005. The contract has not been designated as a hedge and is accounted for by adjusting the carrying amount of the contract to market. Losses on the contract have not been and are not expected to be significant and are included in selling, general and administrative expenses.

In addition, we have fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase approximately 58% of our inventory from vendors in transactions outside of the U.S., a majority of which are denominated in U.S. dollars. Any currency risks related to international purchase transactions in currencies other than the U.S. dollar are not expected to be material and are continually monitored by us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of November 2, 2003, we have 11 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. Due to our operations in Canada, we monitor the volatility of the Canadian dollar exchange rate and purchase forward contracts as considered appropriate to limit the currency exposure associated with intercompany asset and liability accounts of our Canadian subsidiary. Losses on these contracts have not been and are not expected to be significant and are included in selling, general and administrative expenses.

ITEM 4. CONTROLS AND PROCEDURES

As of November 2, 2003, an evaluation was performed with the participation of our management, including our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On August 21, 2003, we furnished our earnings release for the second quarter of 2003 to the Securities and Exchange Commission on a Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC

By:	/s/ SHARON L. MCCOLLAM
Sharon L. McCollam Executive Vice President Chief Financial Officer

Dated: December 15, 2003