Form 10-K
period 2004-02-01
WILLIAMS SONOMA INC
filed 2004-04-15
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2004.
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

As of August 3, 2003, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $2,648,318,228. It is assumed for purposes of this computation that an affiliate includes all persons as of August 3, 2003 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the registrant’s Williams-Sonoma, Inc. Stock Fund.

As of March 29, 2004, 115,927,858 shares of the registrant’s Common Stock were outstanding.

[FORM 10-K SIDE TAG]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which was filed with the Security and Exchange Commission, or SEC, on April 15, 2004, have been incorporated in Part III hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause the business and results of operations of Williams-Sonoma, Inc. (“we”, “us” or “our”) to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, any projections of earnings, revenues or financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new products or retail concepts, any statements regarding future economic conditions or performance, any statements relating to our plans to increase retail leased square footage, any statements relating to the future performance of our brands, any statements relating to our plans to open new retail stores or close existing stores, any statements relating to our projected capital expenditures, any statements relating to our plans to open additional Canadian stores, any statements of belief and any statements of assumptions underlying the foregoing.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Item 7 hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

[FORM 10-K SIDE TAG]

WILLIAMS-SONOMA, INC.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED FEBRUARY 1, 2004

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything, and West Elm). The direct-to-customer segment of our business sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Chambers) and five e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com and westelm.com). Based on net revenues in fiscal 2003, retail net revenues accounted for 58.9% of our business and direct-to-customer net revenues accounted for 41.1% of our business. Based on their contribution to our net revenues in fiscal 2003, the core brands in both retail and direct-to-customer are: Pottery Barn, which sells contemporary tableware and home furnishings; Williams-Sonoma, which sells cookware essentials; and Pottery Barn Kids, which sells stylish children’s furnishings.

We were founded in 1956 by Charles E. Williams, currently a Director Emeritus, with the opening of our first store in Sonoma, California. Today, the Williams-Sonoma stores offer a wide selection of culinary and serving equipment, including cookware, cookbooks, cutlery, informal dinnerware, glassware, table linens, specialty foods and cooking ingredients. Our direct-to-customer business began in 1972 when we introduced our flagship catalog, “A Catalog for Cooks,” which marketed the Williams-Sonoma brand.

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

In 1999, we launched both our Williams-Sonoma wedding and gift registry e-commerce website and our Williams-Sonoma e-commerce website. In addition, we launched the Pottery Barn Kids catalog, which offers stylish children’s furnishings.

In 2000, we opened our first Pottery Barn Kids stores across the U.S. In addition, we introduced our Pottery Barn e-commerce website and created Pottery Barn Bed + Bath, a catalog dedicated to bed and bath products.

In 2001, we launched our Pottery Barn Kids e-commerce website, Pottery Barn gift and bridal registry, and Pottery Barn Kids gift registry. Additionally, in 2001, we opened five new retail stores (two Williams-Sonoma, two Pottery Barn and one Pottery Barn Kids retail stores) in Toronto, Canada, our first stores operated by us outside of the U.S.

In 2002, we launched our West Elm catalog. The brand targets young, design conscious consumers looking to furnish and accessorize their apartments, lofts or first homes with quality products at accessible price points. West Elm product categories include furniture, decorative accessories, tabletop items and an extensive textile collection.

In 2003, we launched our West Elm e-commerce website and opened our first West Elm retail store.

In addition, during 2003, we launched our newest extension of the Pottery Barn brand, PBteen, with the introduction of the PBteen catalog. PBteen offers exclusive collections of home furnishings and decorative accessories that are specifically designed to reflect the personalities of the teenage market. In late 2003, we launched our PBteen e-commerce website.

[FORM 10-K SIDE TAG]

RETAIL STORES

The retail segment has five merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything, and West Elm). As of February 1, 2004, we operated 512 retail stores, located in 42 states, Washington, D.C. and Canada. This represents 237 Williams-Sonoma, 174 Pottery Barn, 78 Pottery Barn Kids, 8 Hold Everything, 1 West Elm, and 14 Outlet stores (our Outlet stores carry merchandise from all merchandising concepts).

In fiscal 2004, we expect to increase retail leased square footage by approximately 8% to 9%. The average leased square footage for new and expanded stores in fiscal 2004 will be approximately 12,600 leased square feet for Pottery Barn, 12,100 leased square feet for West Elm, 7,800 leased square feet for Pottery Barn Kids, 6,900 leased square feet for Williams-Sonoma and 6,000 leased square feet for Hold Everything. Detailed financial information about the retail segment is found in Note L to our financial statements.

DIRECT-TO-CUSTOMER OPERATIONS

The direct-to-customer segment has seven merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, Hold Everything, Chambers, and West Elm) and sells products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Chambers) and five e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, and westelm.com). Of these seven merchandising concepts, the Pottery Barn brand and its extensions have been the major source of sales growth in the direct-to-customer segment for the last several years. We believe that the success of the Pottery Barn brand and its extensions reflect our continuing investment in product design and quality and the consumer recognition achieved through our Pottery Barn and Pottery Barn Kids catalogs, e-commerce websites and stores.

The direct-to-customer channel over the past several years has been strengthened by the continued success of the Pottery Barn Kids brand, the introduction of e-commerce websites in all of our core brands, and the launching of our newest brands, West Elm and PBteen. Although the amount of e-commerce sales that are incremental to our direct-to-customer channel cannot be identified precisely, we estimate that approximately 50% to 60% of our non-bridal e-commerce sales are incremental to the direct-to-customer channels and approximately 40% to 50% are from mail order customers who recently received a catalog.

We send our catalogs to addresses from our proprietary customer list, as well as to names from lists from other mail order merchandisers, magazines and companies that we receive in exchange for either payment or new addresses, consistent with our published privacy policies. In accordance with prevailing industry practice, we rent our list to select merchandisers. Our customer list is continually updated to include new prospects and to eliminate non-responders.

The direct-to-customer business complements the retail business by building brand awareness and acting as an effective advertising vehicle. In addition, we believe that the mail order catalogs and the Internet act as a cost efficient means of testing market acceptance of new products and new brands. Detailed financial information about the direct-to-customer segment is found in Note L to our financial statements.

SUPPLIERS

We purchase our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which individually accounted for approximately 3% of purchases during fiscal 2003. Approximately 61% of our merchandise purchases in fiscal 2003 were foreign sourced from manufacturers in 41 countries, primarily from Asia and Europe. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

COMPETITION AND SEASONALITY

The specialty retail business is highly competitive. Our specialty retail stores, mail order catalogs and e-commerce websites compete with other retail stores, including large department stores, discount stores, other specialty retailers offering home centered assortments, other mail order catalogs and other e-commerce websites. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors and an increase in competition from established companies. We compete on the basis of our brand authority, the quality of our merchandise, service to our customers and our proprietary customer list, as well as location and appearance of our stores. We believe that we compare favorably with many of our current competitors with respect to some or all of these factors.

Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our revenues and net earnings have been realized during the period from October through December, and levels of net revenues and net earnings have generally been lower during the period from January through September. We believe this is the general pattern associated with the direct-to-customer and retail industries. In anticipation of our peak season, we hire a substantial number of additional employees in our retail stores and direct-to-customer processing and distribution areas, and incur significant fixed catalog production and mailing costs.

PATENTS, TRADEMARKS, COPYRIGHTS AND DOMAIN NAMES

We own and/or have applied to register over one hundred trademarks and service marks. We own and/or have applied to register our marks in the U.S., Canada and in approximately 20 additional countries. Exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries under license. These marks include brand names for products as well as house marks for our subsidiaries and their signature publications and websites. The house marks in particular, including “Williams-Sonoma,” the Williams-Sonoma Grande Cuisine logo, “Pottery Barn,” “hold everything,” “Chambers,” “pottery barn kids,” “PBteen,” and “west elm,” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications and website designs, among other things, which are also used by our subsidiaries under license. We hold patents on certain product functions and product designs. In addition, we have registered and maintain numerous Internet domain names, including “wsweddings.com,” “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “pbteen.com,” “westelm.com,” “holdeverything.com,” and “williamssonomahome.com.” Collectively, the copyrights, trade dress rights, patents and domain names that we hold are of material importance to us.

EMPLOYEES

As of February 1, 2004, we had approximately 36,049 employees, approximately 6,783 of whom were full-time employees. During the fiscal 2003 peak season, we hired approximately 15,777 temporary employees in our stores and in our direct-to-customer processing and distribution centers.

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Williams-Sonoma, Inc. and other companies that file materials with the SEC electronically. You may also obtain copies of our Annual

[FORM 10-K SIDE TAG]

Report, Forms 10-K, Forms 10-Q and Forms 8-K, free of charge, on our website at www.williams-sonomainc.com.

ITEM 2. PROPERTIES

Our gross leased store space, as of February 1, 2004, totaled approximately 4,163,000 square feet for 512 stores compared to approximately 3,725,000 square feet for 478 stores, as of February 2, 2003. All of the existing stores are leased by us with original terms ranging generally from 3 to 23 years. Certain leases contain renewal options for periods of up to 20 years. Store leases typically provide for minimum rental payments and additional rent based upon a percentage of store sales if a specified store sales target is exceeded. Such contingent rental expense is accrued each reporting period if achievement of a store sales target is considered probable. See Note E to our Consolidated Financial Statements for more information.

We lease distribution facilities in the following locations:

Location	Square Footage (Approximate)

Olive Branch, Mississippi	2,885,000 square feet
Memphis, Tennessee	1,036,000 square feet

One of our Olive Branch distribution center agreements contains an option to lease an additional 333,000 square feet of distribution space. As of February 1, 2004, we had not exercised our rights under this option. In addition, subsequent to year-end, we entered into a lease agreement to lease an additional 781,000 square feet of distribution space in Cranbury, New Jersey. This agreement requires us to lease an additional 219,000 square feet of the facility in the event the current tenant vacates the premises.

Two of our distribution facilities in Memphis, Tennessee are leased from two partnerships whose partners include a Director and a Director Emeritus, both of whom are significant shareholders. See Note F to our Consolidated Financial Statements for more information.

We lease call centers in the following locations:

Location	Square Footage (Approximate)

Las Vegas, Nevada	36,000 square feet
Oklahoma City, Oklahoma	36,000 square feet
Camp Hill, Pennsylvania	38,000 square feet

Our corporate facilities are located in San Francisco, California. Our primary headquarters, consisting of 122,000 square feet, was purchased in 1993. In February 2000, we purchased a 204,000 square foot facility in San Francisco, California for the purpose of consolidating certain headquarters staff and to provide for future growth. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or to accommodate expansion of our operations.

We also lease office, warehouse, design/photo studio and data center space in the following locations:

Location	Square Footage (Approximate)

San Francisco, California	117,000 square feet
Brisbane, California	106,000 square feet
New York City, New York	33,000 square feet
Rocklin, California	14,000 square feet

ITEM 3. LEGAL PROCEEDINGS

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, which are not currently material, are increasing in number as our business expands and our company grows larger. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

[FORM 10-K SIDE TAG]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The following table sets forth the high and low closing prices of our common stock on the NYSE for the periods indicated, as adjusted for our two-for-one stock split on May 9, 2002.

Fiscal 2003		High	Low

1st	Quarter	$26.38	$20.37
2nd	Quarter	$30.68	$25.71
3rd	Quarter	$35.33	$26.93
4th	Quarter	$37.15	$31.75

Fiscal 2002		High	Low

1st	Quarter	$29.46	$20.90
2nd	Quarter	$32.80	$20.45
3rd	Quarter	$26.90	$19.96
4th	Quarter	$28.87	$21.25

The closing sales price of our common stock on the NYSE on March 29, 2004 was $33.95. See Quarterly Financial Information contained in our Consolidated Financial Statements in this Annual Report on Form 10-K for the quarter-end closing sales price of our common stock for each quarter above.

SHAREHOLDERS

The number of shareholders of record of our common stock as of March 29, 2004 was approximately 522. This number excludes shareholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

We have never declared or paid, and do not currently intend to pay, a cash dividend on our common stock.

Additional information required by Item 5 is contained in Note H: Common Stock and Note I: Stock Options in the Consolidated Financial Statements in this Annual Report on Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

STOCK REPURCHASE PROGRAM

In January 2003, the Board of Directors authorized a stock repurchase program to acquire up to 4,000,000 shares of our outstanding common stock in the open market. During the fourth quarter of fiscal 2002, we repurchased and retired 2,000,000 shares of our common stock at a total cost of approximately $48,361,000, a weighted average cost of $24.18 per share. In the fourth quarter of fiscal 2003, we repurchased and retired an additional 1,785,000 shares of our common stock at a total cost of approximately $59,695,000, a weighted average cost of $33.44 per share. The 215,000 shares of our common stock remaining under the program were repurchased and retired during the first four weeks of fiscal 2004 at a total cost of approximately $6,840,000, a weighted average cost of $31.82 per share. The following table summarizes our repurchases of shares of our common stock during fiscal 2003 and fiscal 2002:

			Number of Shares	Maximum
	Number	Average	Repurchased as	Number of Shares
	of Shares	Price Paid	Part of a Publicly	that May Yet Be
Period	Repurchased	Per Share	Announced Plan	Purchased

December 30, 2002 - February 2, 2003	2,000,000	$24.18	2,000,000	2,000,000
December 1, 2003 - December 28, 2003	1,104,000	$33.67	1,104,000	896,000
December 29, 2003 - February 1, 2004	681,000	$33.07	681,000	215,000

[FORM 10-K SIDE TAG]

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

Dollars and amounts in thousands except
percentages, per share amounts and retail
stores data	Feb. 1, 2004	Feb. 2, 2003	Feb. 3, 2002[1]	Jan. 28, 2001	Jan. 30, 2000

Results of Operations
Net revenues	$2,754,368	$2,360,830	$2,086,662	$1,829,483	$1,460,000
Net revenues growth	16.7%	13.1%	14.1%	25.3%	25.8%
Gross margin	$1,110,577	$951,601	$793,989	$693,628	$567,027
Earnings before income taxes	$255,638	$202,282	$122,106	$92,329	$110,721
Net earnings	$157,211	$124,403	$75,096	$56,782	$68,100
Basic net earnings per share[2]	$1.36	$1.08	$.67	$.51	$.61
Diluted net earnings per share[2]	$1.32	$1.04	$.65	$.49	$.58
Gross margin as a percent of net revenues	40.3%	40.3%	38.1%	37.9%	38.8%
Pre-tax operating margin as a percent of net revenues[3]	9.3%	8.6%	5.9%	5.0%	7.6%

Financial Position
Working capital	$245,005	$200,556	$120,060	$81,623	$194,093
Long-term debt and other long-term obligations	$38,358	$23,217	$29,307	$28,267	$40,453
Total assets	$1,470,735	$1,264,455	$994,903	$891,928	$738,942
Return on assets	11.5%	11.0%	8.3%	7.5%	10.6%
Shareholders’ equity	$804,591	$643,978	$532,531	$427,458	$383,309
Shareholders’ equity per share (book value)[2]	$6.95	$5.63	$4.65	$3.83	$3.40
Return on equity	21.7%	21.1%	15.6%	14.0%	19.9%
Debt-to-equity ratio	4.6%	4.0%	6.0%	8.3%	10.8%

Retail Stores
Store count
Williams-Sonoma:	237	236	214	200	185
Classic	22	32	38	45	57
Grande Cuisine	215	204	176	155	128
Pottery Barn:	174	159	145	136	117
Classic	6	6	8	12	17
Design Studio	168	153	137	124	100
Pottery Barn Kids	78	56	27	8	—
Hold Everything	8	13	15	26	32
West Elm	1	—	—	—	—
Outlets	14	14	14	12	10
Number of stores at year-end	512	478	415	382	344
Comparable store sales growth	4.0%	2.7%	1.7%	5.5%	6.4%
Store selling area at fiscal year-end (sq. ft.)	2,624,000	2,356,000	2,012,000	1,764,000	1,497,000
Gross leasable area at fiscal year-end (sq. ft.)	4,163,000	3,725,000	3,179,000	2,753,000	2,308,000

Direct-to-Customer Sales
Catalogs circulated during the year	328,355	279,724	245,224	233,199	192,708
Direct-to-customer sales growth	21.1%	8.5%	7.4%	33.1%	34.2%
Direct-to-customer sales as a percent of net sales	37.4%	36.0%	37.4%	39.7%	37.2%

1	The fiscal year ended February 3, 2002 included 53 weeks.
2	Per share amounts have been restated to reflect the 2-for-1 stock split in May 2002.
3	Pre-tax operating margin is defined as earnings before income taxes.

The information set forth above is not necessarily indicative of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In fiscal 2003, we delivered the highest pre-tax operating margin and diluted earnings per share in our history, increased our return on assets and repurchased approximately 1.8 million shares of our common stock. Our net revenues for fiscal 2003 increased 16.7% to $2.75 billion and diluted earnings per share increased by 26.9% to $1.32.

Operationally in fiscal 2003, we deepened our commitment to multi-channel retailing by launching our newest concept, PBteen, in both the catalog and e-commerce website channels (generating approximately $50.0 million in revenues in ten months of operations), and by expanding our West Elm concept into both the retail and e-commerce website channels. We improved our supply chain cost structure and continued to invest in the infrastructure and systems necessary to drive future operational efficiencies. To support the growth in our core brands and to prepare for the expected growth in our new and emerging brands (PBteen, Hold Everything, West Elm, and Williams-Sonoma Home), we increased our distribution square footage by approximately 35% and upgraded our distribution operating systems.

In fiscal 2004, we will continue to engineer our businesses around the three key strategic initiatives that have driven our financial performance over the last several years — increasing profitable top-line sales growth; increasing our pre-tax operating margin as a percentage of sales; and delivering consistent and predictable earnings to our shareholders.

To drive profitable top-line sales growth in our core brands, we expect to increase our store leased square footage by approximately 8% to 9% (driven by the opening of 36 new stores, the remodeling of 19 stores, and the closure of 25 permanent or remodeled stores), increase catalog circulation, expand customer contacts through electronic direct marketing, and intensify the marketing support behind our bridal and gift registry businesses. On the operational side of the business, we expect to increase our order fulfillment rates in the direct-to-customer channel and reduce customer return rates.

In our emerging brands (PBteen, Hold Everything, West Elm, and Williams-Sonoma Home), we are focused on enhancing brand awareness and customer access to the brands. To achieve these initiatives we plan to identify new customers, increase catalog circulation, including the launch of our newest catalog, Williams-Sonoma Home, expand the use of electronic direct marketing, launch a Hold Everything e-commerce website, and add three new retail locations in the second half of the year (two in West Elm and one in Hold Everything). The Williams-Sonoma Home catalog is expected to be introduced in the third quarter of fiscal 2004 (replacing our existing Chambers catalog), and the Hold Everything e-commerce website is expected to be launched in the fourth quarter of fiscal 2004.

To support all of these brand-building initiatives, we will be continuing to invest in our long-term infrastructure, including increasing distribution capacity and implementing new information technology. Although these investments are being made in advance of the revenue stream, their impact on earnings is more than offset by our continued ability to drive greater efficiencies in our existing supply chain operations and overhead cost structure.

Although we are committed to our key strategic initiatives, there are inherent risks associated with our business and the retail industry as a whole that may present challenges for us in the future. We have outlined these risks within the “Risk Factors” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and the notes thereto.

[FORM 10-K SIDE TAG]

Results of Operations

NET REVENUES

Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Retail sales include sales of merchandise to customers at our retail stores, direct-to-customer sales include sales of merchandise to customers through our catalogs and the Internet, and shipping fees consist of revenue received from customers for delivery of merchandise.

The following table summarizes our net revenues for the 52 weeks ended February 1, 2004 (“fiscal 2003”), the 52 weeks ended February 2, 2003 (“fiscal 2002”) and the 53 weeks ended February 3, 2002 (“fiscal 2001”).

Dollars in thousands	Fiscal 2003	% Total	Fiscal 2002	% Total	Fiscal 2001	% Total

Retail sales	$1,614,861	58.6%	$1,416,585	60.0%	$1,229,715	58.9%
Direct-to-customer sales	966,423	35.1%	798,195	33.8%	735,768	35.3%
Shipping fees	173,084	6.3%	146,050	6.2%	121,179	5.8%

Net revenues	$2,754,368	100.0%	$2,360,830	100.0%	$2,086,662	100.0%

Net revenues for fiscal 2003 increased by $393,538,000, or 16.7%, over fiscal 2002 and net revenues for fiscal 2002 increased by $274,168,000, or 13.1%, over fiscal 2001. The increase in both years was primarily due to the increase in store leased square footage of 11.8% and 17.2%, driven by 46 and 69 new store openings, 19 and 9 remodeled stores, and comparable stores sales growth of 4.0% and 2.7% in fiscal 2003 and fiscal 2002, respectively. The increase was further aided by growth in the number of catalogs circulated during both fiscal 2003 and fiscal 2002 by 17.4% and 14.1%, respectively, as well as the growth of the Pottery Barn, Pottery Barn Kids and Williams-Sonoma concepts. This increase was partially offset by the temporary closure of 21 and 9 stores and the permanent closure of 10 and 6 stores in fiscal 2003 and fiscal 2002, respectively.

RETAIL REVENUES AND OTHER DATA

Dollars in thousands	Fiscal 2003	Fiscal 2002	Fiscal 2001

Retail sales	$1,614,861	$1,416,585	$1,229,715
Shipping fees	7,522	7,408	7,096

Total retail revenues	$1,622,383	$1,423,993	$1,236,811

Percent growth in retail sales	14.0%	15.2%	18.3%
Percent growth in comparable store sales	4.0%	2.7%	1.7%
Number of stores — beginning of year	478	415	382
Number of new stores	46	69	47
Number of new stores due to remodeling[1]	19	9	10
Number of closed stores due to remodeling [1]	(21)	(9)	(11)
Number of permanently closed stores	(10)	(6)	(13)
Number of stores — end of year	512	478	415
Store selling square footage at fiscal year-end (sq. ft.)	2,624,000	2,356,000	2,012,000
Store leased square footage (“LSF”) at fiscal year-end (sq. ft.)	4,163,000	3,725,000	3,179,000

[1]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

	Fiscal 2003		Fiscal 2002		Fiscal 2001

	Store	Avg. LSF	Store	Avg. LSF	Store	Avg. LSF
	Count	Per Store	Count	Per Store	Count	Per Store

Williams-Sonoma	237	5,400	236	5,200	214	5,100
Pottery Barn	174	11,700	159	11,600	145	11,500
Pottery Barn Kids	78	7,700	56	7,600	27	7,500
Hold Everything	8	4,300	13	3,800	15	3,700
West Elm	1	9,500	—	—	—	—
Outlets	14	14,200	14	13,100	14	12,600

Total	512	8,100	478	7,800	415	7,700

Retail revenues in fiscal 2003 increased by $198,390,000, or 13.9%, over fiscal 2002 primarily due to an increase in store leased square footage of 11.8%, driven by 46 new store openings and 19 remodeled stores, and a 4.0% increase in comparable store sales. This increase was partially offset by the temporary closure of 21 stores and the permanent closure of 10 stores during fiscal 2003. Pottery Barn and Pottery Barn Kids accounted for 64.0% of the growth in retail revenues from fiscal 2002 to fiscal 2003.

Retail revenues in fiscal 2002 increased by $187,182,000, or 15.1%, over fiscal 2001 primarily due to an increase in store leased square footage of 17.2%, driven by 69 new store openings and 9 remodeled stores and a 2.7% increase in comparable store sales. This increase was partially offset by the temporary closure of 9 stores and the permanent closure of 6 stores during fiscal 2002. Pottery Barn and Pottery Barn Kids accounted for 71.4% of the growth in retail revenues from fiscal 2001 to fiscal 2002.

As part of the Hold Everything brand repositioning strategy, eleven Hold Everything stores were closed during fiscal 2001, two stores were closed during fiscal 2002 and five stores were closed during fiscal 2003. Most of these closures were smaller stores in non-strategic locations at or near their lease termination date.

In fiscal 2001, we opened our first stores outside the U.S. A total of five stores were opened in the Toronto, Canada market — two Williams-Sonoma stores, two Pottery Barn stores and one Pottery Barn Kids store. In fiscal 2002, we opened an additional three retail stores in Toronto — one in each brand. In fiscal 2003, we opened an additional three retail stores in the Canadian market — one Williams-Sonoma and one Pottery Barn store in Toronto, and one Pottery Barn store in Vancouver, British Columbia.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes store expansions and closings. Percentages represent changes in comparable store sales versus the same period in the prior year.

Percent increase (decrease) in comparable store sales	Fiscal 2003		Fiscal 2002		Fiscal 2001

Williams-Sonoma	6.7%		3.3%		4.2%
Pottery Barn	2.3%		2.6%		(0.1%	)
Pottery Barn Kids	0.4%		(0.3%	)	10.4%
Hold Everything	(5.2%	)	(5.4%	)	(8.5%	)
Outlets	6.7%		4.3%		6.9%

Total	4.0%		2.7%		1.7%

Comparable store sales increases in 2003 for Williams-Sonoma were driven by the reinstatement to historical levels of inventory per retail square foot early in the year, a strong merchandise offering

[FORM 10-K SIDE TAG]

throughout the year and the sales impact of higher markdowns, primarily due to a significant transition in the tabletop assortment.

The lower Pottery Barn comparable store sales growth rate in fiscal 2003 versus fiscal 2002 was primarily due to a difficult year-over-year comparison in addition to a challenging in-stock position on certain core inventories during early fiscal 2003 and a soft consumer response to the first and second quarter merchandise assortments.

Comparable store sales in the Pottery Barn Kids concept continued to fluctuate during fiscal 2003. In fiscal 2003 we opened 22 new stores and expanded into 12 new markets. At the end of fiscal 2003 we operated 78 stores versus 56 stores in fiscal 2002. For the comparable store sales base calculation, 56 stores were included in fiscal 2003 and only 27 stores were included in fiscal 2002. The comparable store sales increase in Pottery Barn Kids was primarily driven by a strong performance in single store markets, higher in-stock positions in retail inventory levels, successful in-store marketing programs, and new merchandise assortments. We expect comparable store sales for Pottery Barn Kids stores in multi-store markets to remain volatile during the growth phase of the concept, consistent with our experience in the early years of the Pottery Barn store rollout.

The comparable store sales increases in the Outlets were primarily due to an increase in merchandise available for liquidation through the Outlets, versus the prior year.

DIRECT-TO-CUSTOMER REVENUES

Dollars in thousands	Fiscal 2003	Fiscal 2002	Fiscal 2001

Catalog sales	$633,573	$597,793	$602,968
Internet sales	332,850	200,402	132,800

Total direct-to-customer sales	$966,423	$798,195	$735,768

Shipping fees	165,562	138,642	114,083

Total direct-to-customer revenues	$1,131,985	$936,837	$849,851

Percent growth in direct-to-customer sales	21.1%	8.5%	7.4%
Percent growth in number of catalogs circulated	17.4%	14.1%	5.2%

Direct-to-customer revenues in fiscal 2003 increased by $195,148,000, or 20.8%, over fiscal 2002. This increase was primarily driven by net sales generated in the Pottery Barn and Pottery Barn Kids brands in addition to incremental sales from PBteen and West Elm. Net sales in the Pottery Barn brand were driven primarily by an increase in the number of catalogs circulated and the momentum in our Internet business where traffic on the website increased substantially over fiscal 2002 and where conversion rates (the percentage of visitors to our website who make a purchase) continued to exceed the industry norm. The net sales increase in the Pottery Barn Kids brand over fiscal 2002 was primarily driven by an increase in the number of catalogs circulated and increased productivity in on-line advertising, as well as the growth in our baby and gift registry sales.

In fiscal 2003, we launched our PBteen and West Elm e-commerce websites. In total, Internet sales increased $132,448,000, or 66.1%, to $332,850,000 in fiscal 2003, from $200,402,000 in fiscal 2002, primarily driven by the Pottery Barn and Pottery Barn Kids brands. Although the amount of Internet sales that are incremental to our direct-to-customer channel cannot be identified precisely, we estimate that approximately 50% to 60% of our non-bridal e-commerce sales are incremental to the direct-to-customer channels and approximately 40% to 50% are from mail order customers who recently received a catalog.

Direct-to-customer revenues in fiscal 2002 increased by $86,986,000, or 10.2%, over fiscal 2001. This increase was primarily due to increased catalog circulation, expanded use of on-line advertising, and improved productivity of electronic direct marketing techniques in the Pottery Barn, Pottery Barn Kids and Williams-Sonoma brands. Additionally, the launch of the West Elm concept in April 2002 provided incremental sales to the direct-to-customer channel. This increase was partially offset by lower sales in

Hold Everything due to our brand repositioning activities, which include fewer pages per catalog, lower product density per page, and fewer catalog mailings.

COST OF GOODS SOLD

		% Net		% Net		% Net
Dollars in thousands	Fiscal 2003	Revenues	Fiscal 2002	Revenues	Fiscal 2001	Revenues

Cost of goods and occupancy expenses	$1,500,602	54.5%	$1,281,613	54.3%	$1,168,030	56.0%
Shipping costs	143,189	5.2%	127,616	5.4%	124,643	6.0%

Total cost of goods sold	$1,643,791	59.7%	$1,409,229	59.7%	$1,292,673	62.0%

Cost of goods and occupancy expenses, which consist primarily of our cost of merchandise, rent and rent related expenses (including common area maintenance and utilities), and depreciation expense, increased by $218,989,000 in fiscal 2003 over fiscal 2002. Cost of goods and occupancy expenses expressed as a percentage of net revenues for fiscal 2003 increased 20 basis points from fiscal 2002. This percentage increase was primarily driven by increased inventory shrinkage and other inventory related costs due to an overall increase in inventory levels in addition to the negative impact of the strengthened euro. This increase was partially offset by a substantial rate reduction in occupancy expenses. The rate reduction in occupancy expenses was attributable to a greater percentage of our total company net revenues being generated in the direct-to-customer channel, which does not incur store occupancy expenses.

Cost of goods and occupancy expenses increased by $113,583,000 in fiscal 2002 over fiscal 2001. Cost of goods and occupancy expenses expressed as a percentage of net revenues for fiscal 2002 decreased 170 basis points from fiscal 2001, principally due to several operational improvements including: (1) an increase in shipping fees for merchandise delivered to customers; (2) a decrease in cost of merchandise due to improved sourcing efforts; (3) an increase in full-price merchandise sales and fewer markdowns; (4) a decrease in customer returns and associated costs; (5) a decrease in inventory shrinkage due to reduced inventory levels and improved accountability through the supply chain; and (6) lower freight costs from the distribution center to the stores.

Shipping costs consist of third-party delivery services and shipping materials. Shipping costs increased in fiscal 2003 and fiscal 2002 due to a higher number of direct-to-customer shipments associated with the increase in direct-to-customer sales as well as a shift in the mix of product being shipped, with furniture accounting for a greater portion of the overall mix. This increase was substantially offset by a lower cost per shipment due to the consolidation of freight providers and the successful renegotiation of freight-to-customer contracts. As a result of these efficiencies, shipping costs, as a percentage of shipping fees, have continued to decline to 82.7% in fiscal 2003 from 87.4% in fiscal 2002 and 102.9% in fiscal 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $106,491,000 to $855,790,000 in fiscal 2003 from $749,299,000 in fiscal 2002, and as a percent of net revenues, decreased by 60 basis points to 31.1% in fiscal 2003 from 31.7% in fiscal 2002. The improvement in selling, general and administrative expenses as a percentage of net revenues was attributable to lower year-over-year employment expense, partially offset by an increase in catalog advertising expense. The employment cost decrease was primarily driven by a year-over-year reduction in incentive compensation and employee separation costs associated with the departure of our former Chief Executive Officer during fiscal 2002. The increase in catalog advertising expense as a percentage of net revenues was primarily driven by a greater percentage of total company net revenues in fiscal 2003 being generated by the direct-to-customer channel, which incurs substantially higher catalog advertising costs than the retail channel. In addition, significantly higher advertising costs as a percentage of net revenues were incurred in the new and emerging catalog concepts, PBteen and West Elm.

Selling, general and administrative expenses increased by $83,284,000 to $749,299,000 in fiscal 2002 from $666,015,000 in fiscal 2001, and as a percent of net revenues, decreased by 20 basis points to 31.7% in

[FORM 10-K SIDE TAG]

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

INTEREST INCOME AND EXPENSE

Interest income, comprised primarily of income from short-term investments, was $873,000 in fiscal 2003, $1,421,000 in fiscal 2002, and $331,000 in fiscal 2001.

Interest expense, net of capitalized interest, decreased by $1,419,000 to $22,000 in fiscal 2003, primarily due to a higher level of capitalized interest on long-term capital projects in fiscal 2003 and lower interest expense on our senior notes and capital leases. Interest expense, net of capitalized interest, decreased by $4,758,000 to $1,441,000 in fiscal 2002, primarily due to the absence of any borrowings under our revolving line of credit facility in fiscal 2002. Interest expense, net of capitalized interest was $6,199,000 in fiscal 2001.

INCOME TAXES

Our effective tax rate was 38.5% for fiscal 2003, fiscal 2002 and fiscal 2001. We currently expect the fiscal 2004 effective tax rate to be 38.3%.

LIQUIDITY AND CAPITAL RESOURCES

As of February 1, 2004, we held $163,910,000 in cash and cash equivalent funds. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than other periods. Throughout the fiscal year we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2004, we plan to utilize our cash resources to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, and to support current store development and infrastructure strategies. In addition to the current cash balances on-hand, we have a $200,000,000 credit facility available as of February 1, 2004. This facility, however, was not borrowed against by us in either fiscal 2003 or fiscal 2002. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities during fiscal 2004.

In fiscal 2003, net cash provided by operating activities was $209,351,000 as compared to net cash provided by operating activities of $310,160,000 in fiscal 2002. The cash provided by operating activities in fiscal 2003 was primarily attributable to net earnings, an increase in our deferred rent and lease incentives due to an increase in retail store openings, and an increase in our accrued salary, benefits, customer deposits and other expenses due to an increase in unredeemed gift certificates, offset primarily by an increase in merchandise inventories. Our merchandise inventories increased in fiscal 2003 due to an increase in our leased and selling square footage of 11.8% and 11.4%, respectively, and our decision to increase our in-stock position on core merchandise inventories.

In fiscal 2002, net cash provided by operating activities increased by $105,154,000 to $310,160,000 from $205,006,000 in fiscal 2001. This increase in operating cash was primarily attributable to higher net earnings and a significant increase in accounts payable and accrued liabilities primarily related to growth in merchandise inventories and higher freight payables. This increase was partially offset by increased merchandise inventory. Merchandise inventory growth of approximately 28.9% during fiscal 2002 was primarily a result of a 17.1% increase in selling square footage and a management initiative to improve order fulfillment and customer satisfaction.

Net cash used in investing activities was $211,979,000 for fiscal 2003 as compared to $155,450,000 in fiscal 2002. Fiscal 2003 purchases of property and equipment were $211,979,000, comprised of $109,145,000 for 46 new and 19 remodeled stores, $56,083,000 for systems development projects (including e-commerce websites) and $46,751,000 for distribution and facility infrastructure projects (including the purchase of a corporate aircraft for approximately $36,980,000). We invested in the corporate aircraft in response to the increasing complexity of our global sourcing program (representing 61% of annual inventory purchases from 41 foreign countries), the continued expansion of our retail stores and distribution centers and the increasing difficulty and risks associated with worldwide travel.

In fiscal 2004, we anticipate investing $180,000,000 to $190,000,000 in the purchase of property and equipment, primarily for the construction of 36 new stores and 19 remodeled stores, systems development projects (including e-commerce websites), and distribution and facility infrastructure projects.

Net cash used in investing activities was $155,450,000 for fiscal 2002 as compared to $155,314,000 in fiscal 2001. Fiscal 2002 purchases of property and equipment were $156,181,000, comprised of $107,214,000 for 69 new and 9 remodeled or expanded stores, $44,677,000 for systems development projects (including e-commerce websites) and $4,290,000 for distribution and facility infrastructure projects.

For fiscal 2003, cash used in financing activities was $28,226,000, comprised primarily of $59,695,000 for the repurchase of common stock and $7,610,000 for the repayment of long-term obligations, including capital leases and long-term debt, partially offset by $39,120,000 in proceeds from the exercise of stock options.

For fiscal 2002, cash used in financing activities was $36,737,000, comprised primarily of $48,361,000 for the repurchase of common stock and $7,378,000 for the repayment of long-term obligations, including capital leases and long-term debt, partially offset by $19,551,000 in proceeds from the exercise of stock options.

Stock Repurchase Program

In January 2003, the Board of Directors authorized a stock repurchase program to acquire up to 4,000,000 shares of our outstanding common stock in the open market. During the fourth quarter of fiscal 2002, we repurchased and retired 2,000,000 shares of our common stock at a total cost of approximately $48,361,000, a weighted average cost of $24.18 per share. In the fourth quarter of fiscal 2003, we repurchased and retired an additional 1,785,000 shares of our common stock at a total cost of approximately $59,695,000, a weighted average cost of $33.44 per share. The 215,000 shares of our common stock remaining under the program were repurchased and retired during the first four weeks of fiscal 2004 at a total cost of approximately $6,840,000, a weighted average cost of $31.82 per share.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of February 1, 2004.

	Payments Due by Period

	Fiscal	Fiscal 2005	Fiscal 2008
Dollars in thousands	2004	to Fiscal 2007	to Fiscal 2009	Thereafter	Total

Long-term debt	$6,937	$9,894	$3,022	$9,800	$29,653
Capital leases	2,051	5,673	—	—	7,724
Operating leases[1]	140,941	397,343	235,491	531,413	1,305,188
Purchase obligations[2]	389,614	9,838	30	—	399,482

Total	$539,543	$422,748	$238,543	$541,213	$1,742,047

[1]	See discussion on operating leases in the “Off Balance Sheet Arrangements” section herein and Note E to our Consolidated Financial Statements.
[2]	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements. These obligations are expected to be paid in future periods as stated in the table.

[FORM 10-K SIDE TAG]

Long-Term Debt

At February 1, 2004, long-term debt of $29,653,000 consisted of unsecured senior notes of $11,430,000 and $18,223,000 of bond related debt. The senior notes are due in August 2005 with interest payable semi-annually at 7.2% per annum. Annual principal payments are approximately $5,714,000. The senior notes are senior to any of our other unsecured debt and contain certain restrictive loan covenants, including minimum net worth requirements, fixed-charge coverage ratios and limitations on current and funded debt. The bond related debt pertains to the consolidation of our Memphis-based distribution facilities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities.” See discussion of the consolidation of our Memphis-based distribution facilities at Note F to our Consolidated Financial Statements.

Capital Leases

Our $7,724,000 of capital lease obligations consist primarily of in-store computer equipment leases with a term of 60 months. The in-store computer equipment leases include an early purchase option at 54 months for $2,496,000 which is approximately 25% of the acquisition cost. We have an end of lease purchase option to acquire the equipment at the greater of fair market value or 15% of the acquisition cost.

Other Contractual Obligations

We have other long-term liabilities reflected in our consolidated balance sheets, including deferred income taxes and insurance accruals. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2004 which are included in our current liabilities as of February 1, 2004.

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of February 1, 2004.

	Amount of Outstanding Commitment Expiration By Period

	Fiscal	Fiscal 2005	Fiscal 2008
Dollars in thousands	2004	to Fiscal 2007	to Fiscal 2009	Thereafter	Total

Line of credit	—	—	—	—	—
Letters of credit	$71,207	—	—	—	$71,207
Standby letters of credit	14,164	—	—	—	14,164

Total	$85,371	—	—	—	$85,371

Line of Credit

We have a line of credit facility that provides for $200,000,000 of unsecured revolving credit and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), minimum fixed charge coverage ratio and maximum annual capital expenditures. The line of credit facility was renewed by an amended and restated agreement dated October 22, 2002. The amended agreement expires on October 22, 2005. Through April 22, 2005, we may, upon notice to the lenders, request an increase in the facility up to $250,000,000. We may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on our leverage ratio. During fiscal 2003 and fiscal 2002, we had no borrowings under the line of credit facility and were in compliance with all of our loan covenants.

Letters of Credit

We have three unsecured commercial letter of credit reimbursement agreements for an aggregate of $115,000,000, which expire on July 2, 2004. As of February 1, 2004, $71,207,000 was outstanding under the letter of credit agreements. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of February 1, 2004. The latest expiration for the letters of credit issued under the agreements is November 29, 2004.

Standby Letters of Credit

As of February 1, 2004, we had issued and outstanding standby letters of credit under the line of credit facility in an aggregate amount of $14,164,000. The standby letters of credit were issued to replace surety bonds required to secure the liabilities associated with workers’ compensation and other insurance programs.

OFF BALANCE SHEET ARRANGEMENTS

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

We have an operating lease for a 1,002,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2022, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company with operations separate from the leasing of this distribution facility. The lessor financed the construction of the distribution facility and expansion through the sale of $39,200,000 Taxable Industrial Development Revenue Bonds, Series 1998 and 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of February 1, 2004, approximately $33,098,000 was outstanding on the bonds. We are required to make annual rental payments of approximately $3,674,000, plus applicable taxes, insurance and maintenance expenses.

We have an operating lease for an additional 1,103,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2023, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company. The lessor financed the construction of the distribution facility through the sale of $42,500,000 Taxable Industrial Development Revenue Bonds, Series 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of February 1, 2004, approximately $36,003,000 was outstanding on the bonds. We are required to make annual rental payments of approximately $4,178,000, plus applicable taxes, insurance and maintenance expenses.

In December 2003, we entered into an agreement to lease an additional 780,000 square foot distribution facility located in Olive Branch, Mississippi. The lease has an initial term of six years, with two optional, two-year renewals. The agreement includes an option to lease an additional 333,000 square feet of the same distribution center. As of February 1, 2004, we had not exercised this option. We are required to make annual rental payments of approximately $1,927,000, plus applicable taxes, insurance and maintenance expenses.

Subsequent to our fiscal year-end, we entered into an agreement to lease 781,000 square feet of a distribution center located in Cranbury, New Jersey. The lease has an initial term of seven years, with three optional five-year renewals. The agreement requires us to lease an additional 219,000 square feet of the facility in the event the current tenant vacates the premises. Rent expense on the facility will be approximately $4.35 per square foot, plus applicable taxes, insurance and maintenance expenses.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires certain guarantees to be recorded at fair value. The interpretation also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote. In general, the interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset,

[FORM 10-K SIDE TAG]

liability, or an equity security of the guaranteed party. We are leasing an aircraft for a term of 60 months ending January 2005. At the end of the lease term, we may either purchase the aircraft for $11,500,000 or sell it. If the proceeds of such sale are in excess of $11,500,000, then we are entitled to retain the excess. If the proceeds are less than $11,500,000, we will be required to pay the lessor the difference up to $9,080,000. We currently estimate that the fair value of the aircraft at the end of the lease term will exceed $11,500,000 and therefore no liability has been recorded for the residual value.

In addition to the aircraft lease, we are party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements and various other agreements. Under these contracts, we may provide certain routine indemnifications relating to representations and warranties or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial condition or results of operations.

CONSOLIDATION OF MEMPHIS-BASED DISTRIBUTION FACILITIES

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of W. Howard Lester, Chairman of the Board of Directors and a significant shareholder of ours, and James A. McMahan, a Director Emeritus and a significant shareholder of ours. Partnership 1 does not have operations separate from the leasing of this distribution facility to us and does not have lease agreements with any unrelated third parties.

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of Industrial Development Bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 Industrial Development Bonds are collateralized by the distribution facility and the individual partners guarantee the bond repayments. As of February 1, 2004, $2,785,000 was outstanding under the Partnership 1 Industrial Development Bonds.

The operating lease for this distribution facility requires us to pay annual rent of $618,000 plus interest on the bonds calculated at a variable rate determined monthly (2.1% in February 2004), applicable taxes, insurance and maintenance expenses. Although the current term of the lease expires in August 2004, we are obligated to renew the operating lease until these bonds are fully repaid.

Our other Memphis-based distribution facility includes an operating lease entered into in August 1990 for another distribution facility that is adjoined to the Partnership 1 facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 2”) comprised of W. Howard Lester, James A. McMahan and two unrelated parties. Partnership 2 does not have operations separate from the leasing of this distribution facility to us and does not have lease agreements with any unrelated third parties.

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of Industrial Development Bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 Industrial Development Bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of February 1, 2004, $15,438,000 was outstanding under the Partnership 2 Industrial Development Bonds.

The operating lease for this distribution facility requires us to pay annual rent of approximately $2,600,000, plus applicable taxes, insurance and maintenance expenses. This operating lease has a term of 15 years expiring in August 2006, with three optional five-year renewal periods. We are, however, obligated to renew the lease until the bonds are fully repaid.

As of February 1, 2004, the Company adopted FIN 46R. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. We determined that the two partnerships described above qualify as variable interest entities under FIN 46R due to their related party relationship and our obligation to renew the leases until the bonds are fully repaid. Accordingly, the two related party variable interest entity partnerships from which we lease our Memphis-based distribution facilities were consolidated by us as of February 1, 2004. The consolidation resulted in increases to our consolidated balance sheet of $19,512,000 in assets (primarily buildings), $18,223,000 in long-term debt, and $1,289,000 in other long-term liabilities, with no cumulative effect charge to our fiscal 2003 consolidated statement of earnings. Consolidation of these partnerships will not have an impact on our net income. However, the interest expense associated with the partnerships’ long-term debt, previously shown as occupancy expense, will be shown as interest expense in future periods. In fiscal 2004, this interest expense will be approximately $1,600,000.

IMPACT OF INFLATION

The impact of inflation on our results of operations for the past three fiscal years has not been significant.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenues and the related cost of goods sold (including shipping costs) at the time the products are received by customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition.” Revenue is recognized for retail sales (excluding home-delivered merchandise) at the point of sale in the store and for home-delivered merchandise and direct-to-customer sales when the merchandise is delivered to the customer. Based on historical experience developed by concept and by channel, we record a reserve for estimated product returns in each reporting period. Shipping and handling fees charged to the customer are recognized as revenue at the time the products are delivered to the customer.

Sales Return Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns based on historical return trends together with current product sales performance. If actual returns are different than those projected by management, the estimated sales return reserve will be adjusted accordingly.

Property and Equipment

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The decision to close, relocate, remodel or expand a store prior to the end of its lease term can result in accelerated depreciation over the revised useful life of the long-lived assets. For any early store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” However, most store closures occur upon the lease expiration.

[FORM 10-K SIDE TAG]

We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores for which current cash flows from operations are negative or the construction costs are significantly in excess of the amount originally expected. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows is based upon our experience, historical operations of the stores, estimates of future store profitability and economic conditions. The amount recorded for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based upon future cash flows discounted at our weighted-average cost of capital. See Note A to the Consolidated Financial Statements for additional information regarding property and equipment.

Stock-Based Compensation

We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized in the consolidated financial statements for stock options. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” however, requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

Inventory Reserves

Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted-average method) or market. We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. We reserve, based on inventory aging reports, for 50% of the cost of all inventory between one and two years old and 100% of the cost of all inventory over two years old. If actual obsolescence is different from our estimate, we will adjust our provision accordingly. Specific reserves are recorded in the event the cost of the inventory exceeds the fair market value. In addition, on a monthly basis, we estimate a reserve for expected shrinkage at the concept and channel level based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count.

Catalog Amortization

Prepaid catalog expenses consist of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable remaining future profitability (net sales less merchandise cost of goods sold, selling expenses and catalog completion costs) associated with that catalog. If the catalog is not expected to be profitable, the carrying amount of the catalog is impaired accordingly.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability insurance. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs, and claim settlement patterns. Should a different amount of claims occur compared to what was estimated or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly in future periods.

Income Taxes

We record reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings. We currently expect the fiscal 2004 effective tax rate to be 38.3%.

RISK FACTORS

The following information describes certain significant risks and uncertainties inherent in our business. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other disclosed risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

We must successfully anticipate changing consumer preferences and buying trends, and manage our inventory commensurate with customer demand.

Our success depends upon our ability to anticipate and respond to changing merchandise trends and customer demands in a timely manner. Consumer preferences cannot be predicted with certainty and may change between sales seasons. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly, and we may be required to mark down certain products to sell the resulting excess inventory or sell such inventory through our outlet stores, or other liquidation channels, at prices which are significantly lower than our retail prices, each of which would harm our business and operating results.

In addition, we must manage our inventory effectively and commensurate with customer demand. Much of our inventory is sourced from vendors located outside the U.S. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, well in advance of the applicable selling season and frequently before trends are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate, and our business and operating results may be negatively impacted.

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

[FORM 10-K SIDE TAG]

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

The competitive challenges facing us include:

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

In light of the many competitive challenges facing us, we may not be able to compete successfully. Increased competition could adversely affect our sales, operating results and business.

We depend on key domestic and foreign vendors for timely and effective sourcing of our merchandise, and we are subject to various risks and uncertainties that might affect our vendors’ ability to produce quality merchandise.

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We have no contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future.

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

We source our products from manufacturers in 41 countries outside of the U.S. Specifically, in fiscal 2003, approximately 61% of our merchandise purchases were foreign sourced, primarily from Asia and Europe. Our dependence on foreign vendors means, in part, that we may be affected by declines in the relative value of the U.S. dollar to other foreign currencies. Although substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise, hold up merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

We are also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, concerns over anti-dumping, work stoppages, economic uncertainties (including inflation), foreign government regulations, wars and fears of war, political unrest and other trade restrictions. We cannot predict whether any of the countries in which our products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, against home-centered items could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions.

In addition, although we are in the process of implementing an enhanced global compliance program, there remains a risk that one or more of our foreign vendors will not adhere to our global compliance standards such as fair labor standards and the prohibition on child labor. Non-governmental organizations might attempt to create an unfavorable impression of our sourcing practices or the practices of some of our vendors that could harm our image. If either of these occurs, we could lose customer goodwill and favorable brand recognition, which could negatively affect our business and operating results.

The growth of our sales and profits depends, in large part, on our ability to successfully open new stores.

In each of the past three fiscal years, our retail stores have generated approximately 59% of our net revenues. We expect an increase of approximately 36 new and 19 remodeled retail stores in fiscal 2004 as part of our growth strategy. There is no assurance that this strategy will be successful.

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

Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographics surveys regarding location of consumers in our target market segments. While we believe that the surveys and other relevant information are helpful indicators of suitable store locations, we recognize that the information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays. Construction and other delays in store openings could have a negative impact on our business and operating results. We may not be able to open new stores or, if opened, operate those stores profitably.

We must timely and effectively deliver merchandise to our stores and customers.

We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales and/or timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments and the reliable data regarding the timing of those shipments, including shipments to our customers and to and from all of our stores. Accordingly, we are subject to the risks,

[FORM 10-K SIDE TAG]

including labor disputes such as the west coast port strike of 2002, union organizing activity, inclement weather, natural disasters, and possible acts of terrorism associated with such carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, we are seeing fuel costs increase substantially and airline companies struggle to operate profitably, which could lead to increased fulfillment expenses. The increased fulfillment costs could negatively affect our business and operating results by increasing our transportation costs and, therefore, decreasing the efficiency of our shipments.

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

Our success depends, in part, upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number of stores we open, close and expand in any period, the general retail sales environment, changes in sales mix between distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, and the cannibalization of existing store sales by new stores. Among other things, weather conditions can affect comparable store sales, because inclement weather can require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors may cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided.

Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable store sales will continue to fluctuate in the future. Our comparable store sales increases for fiscal years 2003, 2002 and 2001 were 4.0%, 2.7% and 1.7%, respectively. Past comparable store sales are no indication of future results, and comparable store sales may decrease in the future. Our ability to maintain and improve our comparable store sales results depends in large part on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base and using more effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and security analysts in one or more future periods could significantly reduce the market price of our common stock.

Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.

Postal rate increases, paper, printing costs and other catalog distribution costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. Our cost of paper has fluctuated significantly during the past three fiscal years, and our paper costs may increase in the future. Although we have entered into long-term contracts for catalog paper and catalog printing, these contracts offer no assurance that our catalog production costs will not substantially increase following expiration of the contracts. Future increases in postal rates, paper or printing costs would have a negative impact on our operating results to the extent that we are unable to pass such increases on directly to customers or offset such increases by raising selling prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems.

We have historically experienced fluctuations in customer response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the sizing and timing of delivery of the catalogs. Environmental organizations may attempt to create an unfavorable impression of our paper use in catalogs. The failure to effectively produce or distribute the catalogs could affect the timing of catalog delivery, which could cause customers to forego or defer purchases.

We must successfully manage our Internet business.

The success of our Internet business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our Internet business, as well as damage our reputation and brands.

Our failure to successfully anticipate merchandise returns might have a negative impact on our business.

We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected by management, additional sales returns might be recorded in the future. Actual merchandise returns may exceed our reserves. In addition, the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed merchandise return reserves. Any significant increase in merchandise returns that exceeds our reserves could materially affect our business and operating results.

We must successfully manage the complexities associated with a multi-channel and multi-brand business.

During the past few years, with the launch and expansion of our Internet business, new brands and brand expansions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our Internet business might cannibalize a significant portion of our retail and catalog businesses. While we recognize that our Internet sales cannot be entirely incremental to sales through our retail and catalog channels, we seek to attract as many new customers as possible to our e-commerce websites. We continually analyze the business results of our three channels and the relationships among the channels, in an effort to find opportunities to build incremental sales. However, we cannot ensure that, as our Internet business grows, it will not cannibalize a portion of our retail and catalog businesses.

We may not be able to introduce new brands and brand extensions that improve our business.

We have recently introduced two new brands, PBteen and West Elm, and expect to introduce additional new brands such as Williams-Sonoma Home and brand extensions in the future. If we devote time and resources to new brands and brand extensions, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands and brand extensions prove to be very successful, we risk hurting our existing brands through the potential migration of existing brand customers to the new businesses. We may not be able to introduce new brands and brand extensions that improve our overall business and operating results.

[FORM 10-K SIDE TAG]

Our inability to obtain commercial insurance at acceptable prices might have a negative impact on our business.

During fiscal 2003, the increase in the cost of insurance moderated. However, insurance costs continue to be volatile, affected by natural catastrophes, fear of terrorism and financial irregularities and other fraud at publicly-traded companies. We believe that commercial insurance coverage is prudent for risk management and insurance costs may increase substantially in the future. In addition, for certain types or levels of risk, such as risks associated with earthquakes or terrorist attacks, we might determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we might choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our business and operating results.

Our inability or failure to protect our intellectual property would have a negative impact on our business.

Our trademarks, service marks, copyrights, patents, trade dress rights, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our sales. We may not be able to adequately protect our intellectual property. In addition, the costs of defending our intellectual property may adversely affect our operating results.

We have been sued and may be named in additional lawsuits in a growing number of industry-wide patent litigation cases relating to the Internet.

There appears to be a growing number of patent infringement lawsuits instituted against companies such as ours that have an Internet business. The plaintiff in each case claims to hold a patent that covers certain website technology, which is allegedly infringed by the operation of the defendants’ e-commerce websites. We are currently a defendant in one such patent infringement case and anticipate being named in others in the future, as part of an industry-wide trend. Even in cases where a plaintiff’s claim lacks merit, the defense costs in a patent infringement case are very high. Additional patent infringement claims may be brought against us, and the cost of defending such claims or the ultimate resolution of such claims may harm our business and operating results.

We need to manage our employment, occupancy and other operating costs.

To be successful, we need to manage our operating costs while we continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially in peak sales seasons, and incur other expenses to support new brands and brand extensions, as well as the opening of new stores and direct-to-customer growth of our existing brands. In addition, although we strive to secure long-term contracts with our service providers and other vendors and otherwise limit our financial commitment to them, we may not be able to avoid unexpected operating cost increases in the future. Lower than expected sales, coupled with higher than expected costs, would negatively impact our business and operating results.

We are planning certain systems changes that might disrupt our supply chain operations.

Our success depends on our ability to source merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems supporting the product pipeline, including design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation and price management. Modifications will involve updating or replacing legacy systems with successor systems during the course of several years. There are inherent risks associated with replacing our core systems, including supply chain disruptions that affect our ability to get products into our stores and delivered to customers. We may not successfully launch these new systems or the launch may result in supply chain disruptions. Any resulting supply chain disruptions could have a material adverse effect on our business and operating results.

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

We regularly review and evaluate our liquidity and capital needs. We currently believe that our available cash, cash equivalents, cash flow from operations and cash available under our existing credit facilities will be sufficient to finance our operations and expected capital requirements for at least the next twelve months. However, as we continue to grow, we might experience peak periods for our cash needs during the course of our fiscal year, and we might need additional external funding to support our operations. Although we believe we would have access to additional debt and/or capital market funding if needed, such funds may not be available to us on acceptable terms. If the cost of such funds is greater than expected, it could adversely affect our expenses and our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on our bank line of credit and on two of our operating leases is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable rate debt and operating leases rose 21 basis points (an approximate 10% increase in the associated variable rates as of February 1, 2004), our results from operations and cash flows would not be materially affected.

For one of the operating leases with a variable interest rate (2.4% at February 1, 2004), we have an interest rate cap contract at 5.88% with a notional amount as of February 1, 2004 of $12,083,000 which extends through February 2005. The contract has not been designated as a hedge and is accounted for by adjusting the carrying amount of the contract to market. Any gain or loss associated with this contract was recorded in selling, general, and administrative expenses and was not material to us in fiscal 2003, fiscal 2002, and fiscal 2001.

[FORM 10-K SIDE TAG]

In addition, we have fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 7% of our international purchase transactions are in currencies other than the U.S. dollar. As of February 1, 2004, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of February 1, 2004, we have 11 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. As necessary, we utilize 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. These contracts are accounted for by adjusting the carrying amount of the contract to market and recognizing any gain or loss in selling, general and administrative expenses in each reporting period. We did not enter into any new contracts during fiscal 2003. Any gain or loss associated with these contracts in prior years was not material to us.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

	Fiscal Year Ended

Dollars and shares in thousands, except per share amounts	Feb. 1, 2004	Feb. 2, 2003	Feb. 3, 2002

Net revenues	$2,754,368	$2,360,830	$2,086,662
Cost of goods sold	1,643,791	1,409,229	1,292,673

Gross margin	1,110,577	951,601	793,989

Selling, general and administrative expenses	855,790	749,299	666,015
Interest (income) expense — net	(851)	20	5,868

Earnings before income taxes	255,638	202,282	122,106

Income taxes	98,427	77,879	47,010

Net earnings	$157,211	$124,403	$75,096

Basic earnings per share	$1.36	$1.08	$.67
Diluted earnings per share	$1.32	$1.04	$.65

Shares used in calculation of earnings per share:
Basic	115,583	115,100	112,494
Diluted	119,016	119,550	115,440

See Notes to Consolidated Financial Statements.

[FORM 10-K SIDE TAG]

Williams-Sonoma, Inc.

Consolidated Balance Sheets

Dollars and shares in thousands, except per share amounts	Feb. 1, 2004	Feb. 2, 2003

ASSETS
Current assets
Cash and cash equivalents	$163,910	$193,495
Accounts receivable (less allowance for doubtful accounts of $207 and $64)	31,573	34,288
Merchandise inventories – net	404,100	321,247
Prepaid catalog expenses	38,465	35,163
Prepaid expenses	24,780	21,346
Deferred income taxes	20,532	16,304
Other assets	4,529	3,541

Total current assets	687,889	625,384

Property and equipment – net	765,030	631,774
Other assets (less accumulated amortization of $1,682 and $1,353)	17,816	7,297

Total assets	$1,470,735	$1,264,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$155,888	$166,102
Accrued salaries, benefits, and other	78,674	82,027
Customer deposits	116,173	93,073
Income taxes payable	64,525	56,442
Current portion of long-term debt	8,988	7,419
Other liabilities	18,636	19,765

Total current liabilities	442,884	424,828

Deferred rent and lease incentives	176,015	161,091
Long-term debt	28,389	18,071
Deferred income tax liabilities	8,887	11,341
Other long-term obligations	9,969	5,146

Total liabilities	666,144	620,477

Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	—	—
Common stock, $.01 par value, 253,125 shares authorized, 115,827 shares issued and outstanding at February 1, 2004; 114,317 shares issued and outstanding at February 2, 2003	1,158	1,143
Additional paid-in capital	252,325	196,259
Retained earnings	547,821	446,837
Accumulated other comprehensive income (loss)	3,287	(11)
Deferred stock-based compensation	—	(250)

Total shareholders’ equity	804,591	643,978

Total liabilities and shareholders’ equity	$1,470,735	$1,264,455

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other	Deferred		Total
			Paid-in	Retained	Comprehensive	Stock-Based	Treasury	Shareholders’	Comprehensive
Dollars and shares in thousands	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Equity	Income

Balance at January 28, 2001	111,606	$1,136	$132,397	$317,204	$(6)	—	$(23,273)	$427,458
Net earnings	—	—	—	75,096	—	—	—	75,096	$75,096
Foreign currency translation adjustment and related tax effect	—	—	—	—	(110)	—	—	(110)	(110)
Exercise of stock options and related tax effect	2,380	24	26,816	—	—	—	—	26,840
Deferred stock-based compensation	500	5	10,783	—	—	$(10,788)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	3,247	—	3,247

Comprehensive income									$74,986

Balance at February 3, 2002	114,486	1,165	169,996	392,300	(116)	(7,541)	(23,273)	532,531
Net earnings	—	—	—	124,403	—	—	—	124,403	$124,403
Foreign currency translation adjustment and related tax effect	—	—	—	—	105	—	—	105	105
Exercise of stock options and related tax effect	2,019	20	32,721	—	—	—	—	32,741
Repurchase and retirement of common stock	(2,188)	(42)	(6,458)	(69,866)	—	—	23,273	(53,093)
Amortization of deferred stock-based compensation	—	—	—	—	—	7,291	—	7,291

Comprehensive income									$124,508

Balance at February 2, 2003	114,317	1,143	196,259	446,837	(11)	(250)	—	643,978
Net earnings	—	—	—	157,211	—	—	—	157,211	$157,211
Foreign currency translation adjustment and related tax effect	—	—	—	—	3,298	—	—	3,298	3,298
Exercise of stock options and related tax effect	3,295	33	59,516	—	—	—	—	59,549
Repurchase and retirement of common stock	(1,785)	(18)	(3,450)	(56,227)	—	—	—	(59,695)
Amortization of deferred stock-based compensation	—	—	—	—	—	250	—	250

Comprehensive income									$160,509

Balance at February 1, 2004	115,827	$1,158	$252,325	$547,821	$3,287	$—	$—	$804,591

See Notes to Consolidated Financial Statements.

[FORM 10-K SIDE TAG]

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended

Dollars in thousands	Feb. 1, 2004	Feb. 2, 2003	Feb. 3, 2002

Cash flows from operating activities:
Net earnings	$157,211	$124,403	$75,096
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	99,534	91,484	81,594
Net loss on disposal of assets	2,353	2,897	3,950
Amortization of deferred lease incentives	(19,513)	(16,063)	(12,970)
Deferred income taxes	(6,472)	(2,516)	(6,726)
Tax benefit from exercise of stock options	20,429	13,190	8,151
Amortization of deferred stock-based compensation	250	7,291	3,247
Other	—	93	1,056
Changes in:
Accounts receivable	2,796	(2,121)	6,025
Merchandise inventories	(82,196)	(71,850)	33,793
Prepaid catalog expenses	(3,302)	(5,641)	510
Prepaid expenses and other assets	(15,161)	(5,331)	(5,021)
Accounts payable	(11,358)	66,818	(60,164)
Accrued salaries, benefits, customer deposits and other	21,994	38,360	36,488
Deferred rent and lease incentives	34,800	50,192	27,832
Income taxes payable	7,986	18,954	12,145

Net cash provided by operating activities	209,351	310,160	205,006

Cash flows from investing activities:
Purchases of property and equipment	(211,979)	(156,181)	(155,987)
Proceeds from sale of property and equipment	—	731	327
Other	—	—	346

Net cash used in investing activities	(211,979)	(155,450)	(155,314)

Cash flows from financing activities:
Borrowings under line of credit	—	—	562,450
Repayments under line of credit	—	—	(562,450)
Repayments of long-term obligations	(7,610)	(7,378)	(12,507)
Proceeds from exercise of stock options	39,120	19,551	18,689
Repurchase of common stock	(59,695)	(48,361)	—
Credit facility costs	(41)	(549)	—

Net cash (used in) provided by financing activities	(28,226)	(36,737)	6,182

Effect of exchange rates on cash and cash equivalents	1,269	148	(230)
Net (decrease) increase in cash and cash equivalents	(29,585)	118,121	55,644
Cash and cash equivalents at beginning of year	193,495	75,374	19,730

Cash and cash equivalents at end of year	$163,910	$193,495	$75,374

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,367	$2,937	$7,101
Income taxes	79,184	50,240	33,096
Non cash investing and financing activities:
Capital lease obligations incurred	1,275	986	9,015
Consolidation of Memphis-based distribution facilities:
Fixed assets assumed	19,512	—	—
Long-term debt assumed	18,223	—	—
Other long-term liabilities assumed	1,289	—	—

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

Williams-Sonoma, Inc. and its subsidiaries (“we”, “us” or “our”) are specialty retailers of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything, and West Elm). The direct-to-customer segment of our business sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Chambers) and five e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com and westelm.com). The catalogs reach customers throughout the U.S., while the five retail businesses currently operate 512 stores in 42 states, Washington, D.C. and Canada. Significant intercompany transactions and accounts have been eliminated.

Fiscal Year Our fiscal year ends on the Sunday closest to January 31, based on a 52/53-week year. Fiscal years 2003, 2002 and 2001 ended on February 1, 2004 (52 weeks), February 2, 2003 (52 weeks) and February 3, 2002 (53 weeks), respectively.

Cash Equivalents Cash equivalents include highly liquid investments with an original maturity of three months or less. Our policy is to invest in high-quality, short-term instruments to achieve maximum yield while maintaining a level of liquidity consistent with our needs.

Allowance for Doubtful Accounts A summary of activity in the allowance for doubtful accounts is as follows:

Dollars in thousands	Fiscal 2003	Fiscal 2002	Fiscal 2001

Balance at beginning of year	$ 64	$ 491	$307
Provision for loss on accounts receivable	143	38	270
Accounts written off	—	(465)	(86)

Balance at end of year	$207	$ 64	$491

Merchandise Inventories Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted-average method) or market. We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. We reserve, based on inventory aging reports, for 50% of the cost of all inventory between one and two years old and 100% of the cost of all inventory over two years old. If actual obsolescence is different from our estimate, we will adjust our provision accordingly. Specific reserves are recorded in the event the cost of the inventory exceeds the fair market value. In addition, on a monthly basis, we estimate a reserve for expected shrinkage at the concept and channel level based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count. Approximately 61%, 58% and 55% of our merchandise purchases in fiscal 2003, fiscal 2002 and fiscal 2001, respectively, were foreign sourced, primarily from Asia and Europe.

Prepaid Catalog Expenses Prepaid catalog expenses consist of third party incremental direct costs, including creative design, paper, printing, and postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Each catalog is generally fully amortized between six to nine months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable remaining future profitability (net sales less merchandise cost of goods sold, selling expenses and catalog completion costs) associated with that catalog. If the catalog is not expected to be profitable, the carrying amount of the catalog is impaired accordingly. Catalog advertising expenses were $250,337,000, $205,792,000 and $191,080,000 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

[FORM 10-K SIDE TAG]

Property and Equipment Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets below. Any reduction in the estimated lives would result in higher depreciation expense for the related assets.

Leasehold improvements	Shorter of estimated useful life or lease term (generally 2 – 15 years)

Fixtures and equipment	2 – 20 years

Buildings and building improvements	12 – 40 years

Capitalized software	2 – 10 years

Corporate aircraft	20 years (20% salvage value)

Capital leases	Shorter of estimated useful life or lease term (generally 4 – 7 years)

Internally developed software costs are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Interest costs related to assets under construction and software projects are capitalized during the construction or development period.

For any early store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” However, most store closures occur upon the lease expiration.

We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores for which current cash flows from operations are negative or the construction costs are significantly in excess of the amount originally expected. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows is based upon our experience, historical operations of the stores, estimates of future store profitability and economic conditions. The amount recorded for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based upon future cash flows discounted at our weighted-average cost of capital.

Self-Insured Liabilities We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability insurance. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs, and claim settlement patterns. Should a different amount of claims occur compared to what was estimated or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly in future periods.

Customer Deposits Customer deposits are primarily comprised of unredeemed merchandise and gift certificates and deferred revenue related to undelivered merchandise.

Deferred Rent and Lease Incentives For leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease, we recognize rental expense on a straight-line basis and record the difference between rent expense and the amount currently payable as deferred rent. Deferred lease incentives include construction allowances received from landlords, which are amortized on a straight-line basis over the lease term.

Fair Value of Financial Instruments The carrying value of cash and cash equivalents, accounts receivable, investments, interest rate cap contracts, accounts payable and debt approximates their estimated fair values.

Revenue Recognition We recognize revenues and the related cost of goods sold (including shipping costs) at the time the products are received by customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition.” Revenue is recognized for retail sales (excluding home-delivered merchandise) at the point of sale in the store and for home-delivered merchandise and direct-to-customer sales when the merchandise is delivered to the customer. Based on historical experience developed by concept and by channel, we record a reserve for estimated product returns in each reporting period. Shipping and handling fees charged to the customer are recognized as revenue at the time the products are delivered to the customer.

Foreign Currency Translation The functional currency of our Canadian subsidiary is the Canadian dollar. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income within shareholders’ equity. Gains and losses resulting from foreign currency transactions have not been significant and are included in selling, general and administrative expenses.

Financial Instruments As of February 1, 2004, we have 11 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. As necessary, we utilize 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. These contracts are accounted for by adjusting the carrying amount of the contract to market and recognizing any gain or loss in selling, general and administrative expenses in each reporting period. We did not enter into any new contracts during fiscal 2003. Any gain or loss associated with these contracts in prior years was not material to us.

For one of our operating leases with a variable interest rate (2.4% at February 1, 2004), we have an interest rate cap contract at 5.88% with a notional amount as of February 1, 2004 of $12,083,000 which extends through February 2005. The contract has not been designated as a hedge and is accounted for by adjusting the carrying amount of the contract to market. Any gain or loss associated with this contract was recorded in selling, general, and administrative expenses and was not material to us in fiscal 2003, fiscal 2002, and fiscal 2001.

Income Taxes Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

Earnings Per Share Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding for the period, plus common stock equivalents consisting of shares subject to stock options.

Stock-Based Compensation We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized in the consolidated financial statements for stock options. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” however, requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

[FORM 10-K SIDE TAG]

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to all of our stock-based compensation arrangements.

	Fiscal Year Ended

Dollars in thousands, except per share amounts	Feb. 1, 2004	Feb. 2, 2003	Feb. 3, 2002

Net earnings, as reported	$157,211	$124,403	$75,096
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effect	154	4,484	1,997
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(16,780)	(22,864)	(15,220)

Pro forma net earnings	$140,585	$106,023	$61,873

Basic earnings per share
As reported	$1.36	$1.08	$.67
Pro forma	1.22	.92	.55

Diluted earnings per share
As reported	$1.32	$1.04	$.65
Pro forma	1.16	.87	.53

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended

	Feb. 1, 2004	Feb. 2, 2003	Feb. 3, 2002

Dividend yield	—	—	—
Volatility	63.9%	65.5%	66.8%
Risk-free interest rate	3.4%	5.1%	4.9%
Expected term (years)	6.7	6.7	6.3

During fiscal 2001, we entered into employment agreements with certain executive officers. All stock-based compensation expense related to these agreements was fully recognized as of our first quarter ended May 4, 2003. We recognized approximately $250,000, $7,291,000 and $3,247,000 of stock-based compensation expense related to these employment agreements in fiscal 2003, 2002 and 2001, respectively.

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

Reclassifications Certain items in the fiscal 2002 and fiscal 2001 consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation.

Note B: Property and Equipment

Property and equipment consist of the following:

Dollars in thousands	Feb. 1, 2004		Feb. 2, 2003

Leasehold improvements	$511,089		$437,605
Fixtures and equipment	345,060	[1]	300,139
Land and buildings	131,341	[1]	102,639
Capitalized software	111,386		88,758
Corporate systems projects in progress	54,585		39,359
Corporate aircraft	36,980		—
Construction in progress	22,183	[2]	20,424	[2]
Capital leases	11,920		10,645

Total	1,224,544		999,569

Accumulated depreciation and amortization	(459,514)[1]		(367,795)

Property and equipment — net	$765,030		$631,774

[1]	Includes approximately $28.4 million of land and buildings, $1.5 million of fixtures and equipment and $10.4 million of related accumulated depreciation due to the consolidation of our Memphis-based distribution facilities. See Note F.
[2]	Construction in progress is primarily comprised of leasehold improvements, furniture and fixtures related to new, unopened retail stores and other infrastructure projects.

Note C: Borrowing Arrangements

Long-term debt consists of the following:

Dollars in thousands	Feb. 1, 2004	Feb. 2, 2003

Senior notes	$11,430	$17,144
Obligations under capital leases	7,724	8,346
Memphis-based distribution facilities obligation	18,223	—

Total debt	37,377	25,490
Less current maturities	8,988	7,419

Total long-term debt	$28,389	$18,071

The unsecured senior notes are due in August 2005 with interest payable semi-annually at 7.2% per annum. Annual principal payments are approximately $5,714,000. The senior notes are senior to any of our other unsecured debt and contain certain restrictive loan covenants, including minimum net worth requirements, fixed-charge coverage ratios and limitations on current and funded debt.

Our $7,724,000 of capital lease obligations consist primarily of in-store computer equipment leases with a term of 60 months. The in-store computer equipment leases include an early purchase option at 54 months for $2,496,000, which is approximately 25% of the acquisition cost. We have an end of lease purchase option to acquire the equipment at the greater of fair market value or 15% of the acquisition cost.

See Note F for a discussion on our bond related debt pertaining to our Memphis-based distribution facilities.

[FORM 10-K SIDE TAG]

The aggregate maturities of long-term debt at February 1, 2004 were as follows:

Dollars in thousands

Fiscal 2004	$8,988
Fiscal 2005	9,235
Fiscal 2006	4,679
Fiscal 2007	1,653
Fiscal 2008	1,584
Thereafter	11,238

Total	$37,377

We have a line of credit facility that provides for $200,000,000 of unsecured revolving credit and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), minimum fixed charge coverage ratio and maximum annual capital expenditures. The line of credit facility was renewed by an amended and restated agreement dated October 22, 2002. The amended agreement expires on October 22, 2005. Through April 22, 2005, we may, upon notice to the lenders, request an increase in the facility up to $250,000,000. We may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on our leverage ratio. During fiscal 2003 and fiscal 2002, we had no borrowings under the line of credit facility and were in compliance with all of our loan covenants.

We have three unsecured commercial letter of credit reimbursement agreements for an aggregate of $115,000,000, which expire on July 2, 2004. As of February 1, 2004, $71,207,000 was outstanding under the letter of credit agreements. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of February 1, 2004. The latest expiration for the letters of credit issued under the agreements is November 29, 2004.

As of February 1, 2004, we had issued and outstanding standby letters of credit under the line of credit facility in an aggregate amount of $14,164,000. The standby letters of credit were issued to replace surety bonds required to secure the liabilities associated with workers’ compensation and other insurance programs.

Interest expense was $22,000 (net of capitalized interest of $2,142,000), $1,441,000 (net of capitalized interest of $1,269,000), and $6,199,000 (net of capitalized interest of $691,000) for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Accounts payable at February 1, 2004 and February 2, 2003 includes cash overdrafts of $27,410,000 and $23,076,000, respectively, for checks issued and not yet presented to the bank for payment.

Note D: Income Taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended

Dollars in thousands	Feb. 1, 2004	Feb. 2, 2003	Feb. 3, 2002

Current payable
Federal	$87,194	$69,536	$45,500
State	15,640	11,555	7,116
Foreign	2,065	(696)	1,120

Total current	104,899	80,395	53,736

Deferred
Federal	(3,587)	(2,749)	(5,232)
State	(2,015)	(700)	(525)
Foreign	(870)	933	(969)

Total deferred	(6,472)	(2,516)	(6,726)

Total provision	$98,427	$77,879	$47,010

No provision was made for U.S. income taxes on the cumulative undistributed earnings of our Canadian subsidiary, as we intend to utilize those earnings in the Canadian operations for an indefinite period of time and do not intend to repatriate such earnings. Accumulated undistributed earnings of our Canadian subsidiary were approximately $2,500,000 as of February 1, 2004. It is currently not practical to estimate the tax liability that might be payable if these foreign earnings were repatriated.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal Year Ended

	Feb. 1, 2004	Feb. 2, 2003	Feb. 3, 2002

Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State income tax rate, less federal benefit	3.5%	3.5%	3.5%

Total	38.5%	38.5%	38.5%

[FORM 10-K SIDE TAG]

Significant components of our deferred tax accounts are as follows:

Dollars in thousands	Feb. 1, 2004	Feb. 2, 2003

Deferred tax asset (liability)
Current:
Compensation	$12,587	$13,537
Inventory	10,357	8,076
Accrued liabilities	12,441	8,334
Deferred catalog costs	(14,871)	(13,538)
Other	18	(105)

Total current	20,532	16,304

Non-current:
Depreciation	(3,511)	(6,580)
Deferred rent	1,151	1,515
Deferred lease incentives	(7,271)	(6,696)
Other	744	420

Total non-current	(8,887)	(11,341)

Total	$11,645	$ 4,963

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

We have an operating lease for a 1,002,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2022, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company with operations separate from the leasing of this distribution facility. The lessor financed the construction of the distribution facility and expansion through the sale of $39,200,000 Taxable Industrial Development Revenue Bonds, Series 1998 and 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of February 1, 2004, approximately $33,098,000 was outstanding on the bonds. We are required to make annual rental payments of approximately $3,674,000, plus applicable taxes, insurance and maintenance expenses.

We have an operating lease for an additional 1,103,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2023, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company. The lessor financed the construction of the distribution facility through the sale of $42,500,000 Taxable Industrial Development Revenue Bonds, Series 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of February 1, 2004, approximately $36,003,000 was outstanding on the bonds. We are required to make annual rental payments of approximately $4,178,000, plus applicable taxes, insurance and maintenance expenses.

In December 2003, we entered into an agreement to lease an additional 780,000 square foot distribution facility located in Olive Branch, Mississippi. The lease has an initial term of six years, with two optional, two-year renewals. The agreement includes an option to lease an additional 333,000 square feet of the same distribution center. As of February 1, 2004, we had not exercised this option. We are required to make annual rental payments of approximately $1,927,000, plus applicable taxes, insurance and maintenance expenses.

Subsequent to our fiscal year-end, we entered into an agreement to lease 781,000 square feet of a distribution center located in Cranbury, New Jersey. The lease has an initial term of seven years, with three optional five-year renewals. The agreement requires us to lease an additional 219,000 square feet of the facility in the event the current tenant vacates the premises. Rent expense on the facility will be approximately $4.35 per square foot, plus applicable taxes, insurance and maintenance expenses.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires certain guarantees to be recorded at fair value. The interpretation also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote. In general, the interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. We are leasing an aircraft for a term of 60 months ending January 2005. At the end of the lease term we may either purchase the aircraft for $11,500,000 or sell it. If the proceeds of such sale are in excess of $11,500,000, then we are entitled to retain the excess. If the proceeds are less than $11,500,000, we will be required to pay the lessor the difference up to $9,080,000. We currently estimate that the fair value of the aircraft at the end of the lease term will exceed $11,500,000 and therefore no liability has been recorded for the residual value.

In addition to the aircraft lease, we are party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements and various other agreements. Under these contracts, we may provide certain routine indemnifications relating to representations and warranties or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial condition or results of operations.

Total rental expense for all operating leases (including the Memphis-based distribution facilities described in Note F) was as follows:

	Fiscal Year Ended

Dollars in thousands	Feb. 1, 2004	Feb. 2, 2003	Feb. 3, 2002

Minimum rent expense	$101,377	$ 95,173	$ 86,675
Contingent rent expense	21,796	19,626	18,309

Less: Sublease rental income	(90)	(503)	(2,172)

Total rent expense	$123,083	$114,296	$102,812

[FORM 10-K SIDE TAG]

The aggregate minimum annual rental payments under noncancelable operating leases (excluding the Memphis-based distribution facilities) in effect at February 1, 2004 were as follows:

Minimum Lease
Dollars in thousands	Commitments

Fiscal 2004	$140,941
Fiscal 2005	136,084
Fiscal 2006	132,212
Fiscal 2007	129,047
Fiscal 2008	122,205
Thereafter	644,699

Total	$1,305,188

Note F: Consolidation of Memphis-Based Distribution Facilities

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of W. Howard Lester, Chairman of the Board of Directors and a significant shareholder of ours, and James A. McMahan, a Director Emeritus and a significant shareholder of ours. Partnership 1 does not have operations separate from the leasing of this distribution facility to us and does not have lease agreements with any unrelated third parties.

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of Industrial Development Bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 Industrial Development Bonds are collateralized by the distribution facility and the individual partners guarantee the bond repayments. As of February 1, 2004, $2,785,000 was outstanding under the Partnership 1 Industrial Development Bonds.

The operating lease for this distribution facility requires us to pay annual rent of $618,000 plus interest on the bonds calculated at a variable rate determined monthly (2.1% in February 2004), applicable taxes, insurance and maintenance expenses. Although the current term of the lease expires in August 2004, we are obligated to renew the operating lease until these bonds are fully repaid.

Our other Memphis-based distribution facility includes an operating lease entered into in August 1990 for another distribution facility that is adjoined to the Partnership 1 facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 2”) comprised of W. Howard Lester, James A. McMahan and two unrelated parties. Partnership 2 does not have operations separate from the leasing of this distribution facility to us and does not have lease agreements with any unrelated third parties.

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of Industrial Development Bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 Industrial Development Bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of February 1, 2004, $15,438,000 was outstanding under the Partnership 2 Industrial Development Bonds.

The operating lease for this distribution facility requires us to pay annual rent of approximately $2,600,000, plus applicable taxes, insurance and maintenance expenses. This operating lease has a term of 15 years expiring in August 2006, with three optional five-year renewal periods. We are, however, obligated to renew the lease until the bonds are fully repaid.

As of February 1, 2004, the Company adopted FIN 46R, “Consolidation of Variable Interest Entities.” FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. We determined that the two partnerships described above qualify as variable interest entities under FIN 46R due to their related party relationship and our obligation to renew the leases until the bonds are fully repaid. Accordingly, the two related party variable interest entity partnerships from which we lease our Memphis-based distribution facilities were consolidated by us as of February 1, 2004. The consolidation resulted in increases to our consolidated balance sheet of $19,512,000 in assets (primarily buildings), $18,223,000 in long-term debt, and $1,289,000 in other long-term liabilities, with no cumulative effect charge to our fiscal 2003 consolidated statement of earnings. Consolidation of these partnerships will not have an impact on our net income. However, the interest expense associated with the partnerships’ long-term debt, previously shown as occupancy expense, will be shown as interest expense in future periods. In fiscal 2004, this interest expense will be approximately $1,600,000.

Note G: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

	Net	Weighted	Per Share
Dollars and amounts in thousands, except per share amounts	Earnings	Average Shares	Amount

2003
Basic	$157,211	115,583	$1.36
Effect of dilutive stock options	—	3,433
Diluted	$157,211	119,016	$1.32

2002
Basic	$124,403	115,100	$1.08
Effect of dilutive stock options	—	4,450
Diluted	$124,403	119,550	$1.04

2001
Basic	$75,096	112,494	$ .67
Effect of dilutive stock options	—	2,946
Diluted	$75,096	115,440	$ .65

Options with an exercise price greater than the average market price of common shares for the period were 436,000 in fiscal 2003, 1,414,000 in fiscal 2002 and 1,408,000 in fiscal 2001 and were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

Note H: Common Stock

In January 2003, the Board of Directors authorized a stock repurchase program to acquire up to 4,000,000 shares of our outstanding common stock in the open market. During the fourth quarter of fiscal 2002, we repurchased and retired 2,000,000 shares of our common stock at a total cost of approximately $48,361,000, a weighted average cost of $24.18 per share. In the fourth quarter of fiscal 2003, we repurchased and retired an additional 1,785,000 shares of our common stock at a total cost of approximately $59,695,000, a weighted average cost of $33.44 per share. The 215,000 shares of our common stock remaining under the program were repurchased and retired during the first four weeks of fiscal 2004 at a total cost of approximately $6,840,000, a weighted average cost of $31.82 per share.

Note I: Stock Options

Our 1993 Stock Option Plan, as amended (the “1993 Plan”), provides for grants of incentive and non-qualified stock options up to an aggregate of 17,000,000 shares. All incentive stock option grants made under the 1993 Plan have a maximum term of ten years, except those issued to 10% shareholders which have a term of five years. The exercise price of these options is not less than 100% of the fair market value of our stock on the date of the option grant or not less than 110% of such fair market value for an

[FORM 10-K SIDE TAG]

incentive stock option granted to a shareholder with greater than 10% of the voting power of all of our stock. Options granted to employees generally vest over five years. Options granted to Board members generally vest in one year.

Our 2000 Stock Option Plan, as amended (the “2000 Plan”), provides for grants of non-qualified stock options up to an aggregate of 3,000,000 shares. All non-qualified stock option grants under the 2000 Plan have a maximum term of ten years with an exercise price of 100% of the fair value of the stock at the option grant date. Options granted to employees generally vest over five years.

Our 2001 Stock Option Plan (the “2001 Plan”) provides for grants of incentive and non-qualified stock options up to an aggregate of 5,000,000 shares. All incentive stock option grants made under the 2001 Plan have a maximum term of ten years, except those issued to 10% shareholders which have a term of five years. The exercise price of these stock options is not less than 100% of the fair market value of our stock on the date of the option grant or not less than 110% of such fair market value for an incentive stock option granted to a shareholder with greater than 10% of the voting power of all of our stock. Options granted to employees generally vest over five years. Options granted to Board members generally vest in one year.

The following table reflects the aggregate activity under our stock option plans:

		Weighted Average
	Shares	Exercise Price

Balance at January 28, 2001	14,217,470	$10.40

Granted (weighted average fair value of $9.92)	4,846,930	14.39
Exercised	(2,381,540)	7.85
Canceled	(2,917,186)	12.73

Balance at February 3, 2002	13,765,674	11.57

Granted (weighted average fair value of $15.71)	3,514,429	24.58
Exercised	(2,019,273)	9.68
Canceled	(693,724)	14.74

Balance at February 2, 2003	14,567,106	14.77

Granted (weighted average fair value of $15.56)	1,596,075	24.37
Exercised	(3,294,478)	11.87
Canceled	(1,089,045)	18.07

Balance at February 1, 2004	11,779,658	16.58

Exercisable, February 3, 2002	4,535,892	$ 8.74
Exercisable, February 2, 2003	5,734,820	10.60
Exercisable, February 1, 2004	5,077,371	12.83

Options to purchase 1,942,499 shares were available for grant at February 1, 2004.

The following table summarizes information about stock options outstanding at February 1, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of exercise prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 4.50-$ 9.47	2,554,600	4.11	$ 7.73	1,889,400	$ 7.16
$ 9.50-$13.66	2,467,527	6.40	12.02	1,166,162	11.00
$13.85-$21.80	3,121,241	7.00	17.31	1,350,111	15.76
$21.92-$26.00	2,923,844	8.47	24.03	512,461	24.22
$26.07-$35.37	712,446	9.07	30.26	159,237	32.02

$ 4.50-$35.37	11,779,658	6.74	16.58	5,077,371	12.83

Note J: Associate Stock Incentive Plan and Other Employee Benefits

We have a defined contribution retirement plan, the “Williams-Sonoma, Inc. Associate Stock Incentive Plan” (the “Plan”), for eligible employees, which is intended to be qualified under Internal Revenue Code Sections 401(a) and 401(k). The Plan permits eligible employees to make salary deferral contributions in accordance with Internal Revenue Code Section 401(k). Employees designate the funds in which their contributions are invested. Each participant may choose to have his or her salary deferral contributions and earnings thereon invested in one or more investment funds, including investing in our company stock fund. All amounts contributed by the company are invested in our common stock. Through August 1, 2003, our matching contribution was equal to 100% of the first 6% of a participant’s pay (4% for higher paid individuals), only if the participant elected to invest in our company stock fund through salary deferral contributions. Subsequent to August 1, 2003, our matching contribution is equal to 50% of the first 6% of a participant’s pay (4% for higher paid individuals). Participants are no longer required to invest in our company stock fund in order to receive matching contributions. For the first five years of the participant’s employment, matching contributions generally vest at the rate of 20% per year from the participant’s hire date. Thereafter, all matching contributions vest immediately. Our contributions were $3,540,000 in fiscal 2003, $4,433,000 in fiscal 2002 and $3,893,000 in fiscal 2001.

We have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management, and other certain highly compensated employees. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. At February 1, 2004, $7,906,000 was included in other long-term obligations. Additionally, we have purchased life insurance policies on certain participants. The cash surrender value of these policies was $6,482,000 at February 1, 2004 and was included in other assets.

Note K: Commitments and Contingencies

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, which are not currently material, are increasing in number as our business expands and our company grows larger. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

[FORM 10-K SIDE TAG]

Note L: Segment Reporting

We have two reportable segments, retail and direct-to-customer. The retail segment sells products for the home through our five retail concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything and West Elm). The five retail concepts are operating segments, which have been aggregated into one reportable segment, retail. The direct-to-customer segment sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Chambers) and five e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com. pbteen.com and westelm.com).

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are therefore not practical to allocate by segment.

Segment Information

		Direct-to-
Dollars in thousands	Retail	Customer	Unallocated	Total

2003
Net revenues	$1,622,383	$1,131,985	—	$2,754,368
Depreciation and amortization expense	68,800	15,472	$15,262	99,534
Earnings (loss) before income taxes	231,512	172,266	(148,140)	255,638

Assets	822,340	218,603	429,792	1,470,735
Capital expenditures	136,986	23,281	51,712	211,979

2002
Net revenues	$1,423,993	$936,837	—	$2,360,830
Depreciation and amortization expense	59,312	19,378	$12,794	91,484
Earnings (loss) before income taxes	214,648	140,527	(152,893)	202,282

Assets	726,199	160,714	377,542	1,264,455
Capital expenditures	124,416	14,972	16,793	156,181

2001
Net revenues	$1,236,811	$849,851	—	$2,086,662
Depreciation and amortization expense	50,859	19,217	$11,518	81,594
Earnings (loss) before income taxes	156,894	83,257	(118,045)	122,106

Assets	606,926	154,083	233,894	994,903
Capital expenditures	115,647	24,421	15,919	155,987

Independent Auditors’ Report

To the Board of Directors and the Shareholders of Williams-Sonoma, Inc.:

      We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of February 1, 2004 and February 2, 2003, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 1, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of February 1, 2004 and February 2, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2004, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note F to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) as of February 1, 2004 and consolidated their Memphis-based distribution facilities.

/s/ Deloitte & Touche LLP

San Francisco, California

March 25, 2004

[FORM 10-K SIDE TAG]

Quarterly Financial Information

(Unaudited)

Dollars in thousands, except per share amounts

Fiscal 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Net revenues	$536,840	$580,423	$632,824	$1,004,281	$2,754,368
Gross margin	204,308	215,078	248,771	442,420	1,110,577
Earnings before income taxes	21,781	28,982	38,822	166,053	255,638
Net earnings	13,395	17,824	23,876	102,116	157,211
Basic earnings per share[1,2]	$.12	$.15	$.20	$.87	$1.36	[1]
Diluted earnings per share[1,2]	$.11	$.15	$.20	$.85	$1.32	[1]
Stock price (as of quarter-end)[3]	$26.38	$27.60	$35.33	$32.11	$32.11

Fiscal 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Net revenues	$478,379	$495,593	$527,894	$858,964	$2,360,830
Gross margin	181,898	185,374	206,189	378,140	951,601
Earnings before income taxes	24,964	22,993	24,614	129,711	202,282
Net earnings	15,353	14,141	15,137	79,772	124,403
Basic earnings per share[1,2]	$.13	$.12	$.13	$.69	$1.08	[1]
Diluted earnings per share[1,2]	$.13	$.12	$.13	$.67	$1.04	[1]
Stock price (as of quarter-end)[3]	$29.46	$20.45	$24.68	$23.67	$23.67

[1]	Per SFAS 128, the sum of the quarterly net earnings per share amounts will not necessarily equal the full year net earnings per share as each quarter is calculated independently.
[2]	Earnings per share restated to reflect the 2-for-1 stock split in May 2002.
[3]	Stock price represents our common stock price at the close of business on the Friday before our fiscal quarter-end.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

As of February 1, 2004, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation as of February 1, 2004, our management, including our Chief Executive Officer and Executive Vice President, Chief Financial Officer, concluded that our disclosure controls and procedures were effective such that material information required to be included in our SEC reports is recorded, processed, summarized and reported within the periods specified in SEC rules and forms. There have been no significant changes in our internal controls over financial reporting, or in other factors subsequent to February 1, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other information required by this Item is incorporated by reference herein to the information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Audit Committee Report,” “Nominations and Corporate Governance Committee Report” and “Section 16(A) Beneficial Ownership and Reporting Compliance” in our Proxy Statement.

Information with respect to the executive officers and key employees of the registrant, as of March 31, 2004 is set forth below:

Name	Position with the Company

W. Howard Lester	Chairman of the Company
Edward A. Mueller	Chief Executive Officer
Laura J. Alber	President, Pottery Barn Brands
Patrick J. Connolly	Executive Vice President, Chief Marketing Officer
Patrick Cowell	President, Williams-Sonoma Brand
David DeMattei	President, Emerging Brands
Donna H. Isralsky	Senior Vice President, Product Supply Chain and International Operations
Seth R. Jaffe	Senior Vice President, General Counsel and Secretary
Sharon L. McCollam	Executive Vice President, Chief Financial Officer
Dean A. Miller	Senior Vice President, Global Logistics
Vivian M. Stephenson	Chief Operating Officer

W. Howard Lester, age 68, has served as Chairman since 1986. Mr. Lester previously served as Chief Executive Officer, from 1979 to 2001. He also serves as a director of Harold’s Department Stores, Inc., a retail sales company.

Edward A. Mueller, age 56, has served as Chief Executive Officer since January 2003. Mr. Mueller has been a director since 1999. Mr. Mueller previously served as President and Chief Executive Officer of Ameritech, a telecommunications company, from 2000 to 2002, as President of SBC International Operations, a telecommunications company, from 1999 to 2000 and as President and Chief Executive Officer of Pacific Bell, a telecommunications company, from 1997 to 1999.

Laura J. Alber, age 35, has served as President, Pottery Barn Brands since 2002. Ms. Alber previously served as Executive Vice President, Pottery Barn, from 2000 to 2002, as Senior Vice President, Pottery Barn Catalog and Pottery Barn Kids Retail, from 1999 to 2000 and as Divisional Vice President, Pottery Barn Catalog, from 1997 to 1999.

Patrick J. Connolly, age 57, has served as Executive Vice President, Chief Marketing Officer since 2000. Mr. Connolly previously served as Executive Vice President, General Manager, Catalog, from 1995 to 2000.

Patrick Cowell, age 55, has served as President, Williams-Sonoma Brand since 2002. Mr. Cowell served as President of Cowell Development, a real estate development company, from 1999 to 2002. He previously served as President and Chief Executive Officer of Airport Group International, an airport management and development company, from 1996 to 1999.

David DeMattei, age 47, has served as President, Emerging Brands since 2003. Previously, he served as President, North American Retail and Wholesale Division of Coach, Inc., a luxury goods company, from 1998 to 2003.

Donna H. Isralsky, age 48, has served as Senior Vice President, Product Supply Chain and International Operations since 1999. Ms. Isralsky previously served as Vice President, Product Supply Chain, from 1996 to 1999.

[FORM 10-K SIDE TAG]

Seth R. Jaffe, age 47, has served as Senior Vice President, General Counsel and Secretary since 2003. Mr. Jaffe previously served as Vice President, Deputy General Counsel, from 2002 to 2003. He also served as Senior Vice President and General Counsel of CareThere, Inc., a healthcare technology company, from 2000 to 2001. He previously served as Chief Counsel of Levi Strauss & Co., an apparel company, from 1984 to 1999.

Sharon L. McCollam, age 41, has served as Executive Vice President, Chief Financial Officer since 2003. She served as Senior Vice President, Chief Financial Officer, from 2000 to 2003. Ms. McCollam previously served as Vice President of Finance in 2000. She also served as Chief Financial Officer of Dole Fresh Vegetables, Inc., a food products company, from 1996 to 2000.

Dean A. Miller, age 41, has served as Senior Vice President, Global Logistics since 2001. Mr. Miller previously served as Vice President, Retail Distribution in 2001. He also served as Vice President, Global Logistics of United Parcel Services, Inc., a logistics company, from 1996 to 2001.

Vivian M. Stephenson, age 67, has served as Chief Operating Officer since 2003. Ms. Stephenson previously served as Chief Information Officer in 2003. She also served as Technology Consultant to Target Corporation, a consumer goods company, Apple Computer, Inc., a computer company, and Williams-Sonoma Inc., from 2000-2003, Executive Vice President and Chief Information Officer of Target Corporation, from 1999 to 2000 and as Senior Vice President and Chief Information Officer of Target Corporation, from 1995 to 1999.

Corporate Governance

On March 16, 2004, we amended our Corporate Code of Conduct and Ethics Policy that applies to all directors, officers and employees. We have posted our Corporate Code of Conduct and Ethics Policy on our website at www.williams-sonomainc.com. We intend to disclose any amendment to, or waivers of, the provisions of our Corporate Code of Conduct and Ethics Policy that apply specifically to our Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions by posting such information on our website.

On March 16, 2004, we adopted our Corporate Governance Guidelines. We have posted our Corporate Governance Guidelines on our website at www.williams-sonomainc.com.

A copy of our Corporate Code of Conduct and Ethics Policy and our Corporate Governance Guidelines is also available upon written request and without charge to any shareholder by writing to: Secretary, Williams-Sonoma, Inc., 3250 Van Ness Avenue, San Francisco, California 94109.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference herein to information under the heading “Information Concerning Executive Officers” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference herein to information under the heading “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference herein to information under the heading “Certain Relationships and Related Transactions” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference herein to information under the heading “Audit and Related Fees” and “Audit Committee Report” in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements:

The following consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 8:

Consolidated Statements of Earnings for the fiscal years ended February 1, 2004, February 2, 2003 and February 3, 2002

Consolidated Balance Sheets as of February 1, 2004 and February 2, 2003

Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 1, 2004, February 2, 2003 and February 3, 2002

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2004, February 2, 2003 and February 3, 2002

Notes to Consolidated Financial Statements

Independent Auditors’ Report

Quarterly Financial Information

(a)(2)	Financial Statement Schedules: Schedules have been omitted because they are not required or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.

(a)(3)	Exhibits: See Exhibit Index on pages 55 through 59.

(b)	Reports on Form 8-K:

On January 8, 2004, we furnished our press release announcing our holiday sales for the period November 3, 2003 to December 28, 2003 to the SEC on a Form 8-K.

On January 20, 2004, we provided notice to all directors, officers and employees of an upcoming blackout period with respect to our Associate Stock Incentive Plan due to a change in the Plan’s record keeper.

(c)	Exhibits: See Exhibit Index on pages 55 through 59.

(d)	Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

[FORM 10-K SIDE TAG]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS-SONOMA, INC.

Date: April 15, 2004	By	/s/ EDWARD A. MUELLER ------------------------------------------------------ Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2004	/s/ W. HOWARD LESTER ------------------------------------------------------------ W. Howard Lester Chairman of the Board and Director

Date: April 15, 2004	/s/ EDWARD A. MUELLER ------------------------------------------------------------ Edward A. Mueller Director and Chief Executive Officer (principal executive officer)

Date: April 15, 2004	/s/ SHARON L. MCCOLLAM
------------------------------------------------------------
Sharon L. McCollam
Executive Vice President, Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: April 15, 2004	/s/ SANJIV AHUJA ------------------------------------------------------------ Sanjiv Ahuja Director

Date: April 15, 2004	/s/ ADRIAN D.P. BELLAMY ------------------------------------------------------------ Adrian D.P. Bellamy Director

Date: April 15, 2004	/s/ PATRICK J. CONNOLLY ------------------------------------------------------------ Patrick J. Connolly Director and Executive Vice President, Chief Marketing Officer

Date: April 15, 2004	/s/ JEANNE P. JACKSON ------------------------------------------------------------ Jeanne P. Jackson Director

Date: April 15, 2004	/s/ MICHAEL R. LYNCH ------------------------------------------------------------ Michael R. Lynch Director

Date: April 15, 2004	/s/ RICHARD T. ROBERTSON ------------------------------------------------------------ Richard T. Robertson Director

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE
FISCAL YEAR ENDED FEBRUARY 1, 2004

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)
3.2	Certificate of Amendment of Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
3.3	Restated Bylaws and Amendment Number One to the Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)
3.4	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated as of July 22, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)
4.1	Note Agreement, dated August 1, 1995, for $40,000,000 7.2% Senior Notes (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 13, 1995, File No. 000-12704)
10.1	Guaranty Agreement, dated August 1, 1995, for $40,000,000 Senior Notes (incorporated by reference to Exhibit 10.9A to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 13, 1995, File No. 000-12704)
10.2	Intercreditor Agreement, dated August 1, 1995, for $40,000,000 Senior Notes (incorporated by reference to Exhibit 10.9B to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 13, 1995, File No. 000-12704)
10.3	Third Amendment, dated June 30, 1998, to Letter of Credit Agreement between the Company and Bank of America National Trust and Savings Association, dated June 1, 1997 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)
10.4	Reimbursement Agreement between the Company and Bank of America, National Association, dated July 2, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2002 as filed with the Commission on September 18, 2002, File No. 001-14077)
10.5	Reimbursement Agreement between the Company and Bank of New York, dated July 2, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2002 as filed with the Commission on September 18, 2002, File No. 001-14077)
10.6	Reimbursement Agreement between the Company and Fleet National Bank, dated July 2, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2002 as filed with the Commission on September 18, 2002, File No. 001-14077)
10.7	Second Amended and Restated Credit Agreement, dated October 22, 2002 between the Company and Bank of America, N.A. as administrative agent and L/ C issuer, Fleet National Bank and The Bank of New York as co-syndication agents, Wells Fargo Bank, N.A. and JPMorgan Chase Bank as co-documentation agents, and the Lenders party hereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2002 as filed with the Commission on December 16, 2002, File No. 001-14077)
10.8 +	Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8 as filed with the Commission on July 10, 1998, File No. 333-58833)

[FORM 10-K SIDE TAG]

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10.9+	Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)
10.10+	Williams-Sonoma, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on March 30, 2001, File No. 333-58026)
10.11+	Williams-Sonoma, Inc. Employee Profit Sharing and Stock Incentive Plan Trust Agreement, dated September 20, 1989 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 as filed with the Commission on February 22, 1990, File No. 33-33693)
10.12+	First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, dated February 25, 2002 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 as filed with the Commission on April 15, 2003, File No. 001-14077)
10.13+	First Amendment, dated November 1, 2002, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 as filed with the Commission on April 15, 2003, File No. 001-14077)
10.14+	Second Amendment, dated December 31, 2002, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 as filed with the Commission on April 15, 2003, File No. 001-14077)
10.15+	Second Amendment and Restatement of the Williams-Sonoma, Inc. Executive Deferral Plan, dated November 23, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)
10.16	Warehouse — Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1983 as filed with the Commission on October 14, 1983, File No. 000-12704)
10.17	First Amendment, dated December 1, 1985, to the Warehouse — Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1986 as filed with the Commission on May 2, 1986, File No. 000-12704)
10.18	Second Amendment, dated December 1, 1993, to the Warehouse — Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)
10.19	Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 1990 as filed with the Commission on December 12, 1990, File No. 000-12704)
10.20	First Amendment, dated December 22, 1993, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee between the Company and Hewson-Memphis Partners, dated as of August 1, 1990 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)
10.21	Second Amendment, dated September 1, 1994, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994, File No. 000-12704)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10.22	Third Amendment, dated October 24, 1995, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.2E to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)
10.23	Fourth Amendment, dated February 1, 1996, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)
10.24	Fifth Amendment to Sublease, dated March 1, 1999, incorrectly titled Fourth Amendment to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)
10.25	Purchase and Sale Agreement between the Company and Bancroft-Whitney, a division of Thomson Legal Publishing, Inc., dated December 14, 1993 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)
10.26	Office lease between TJM Properties, L.L.C. and Williams-Sonoma, Inc., dated February 13, 1998 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1998 as filed with the Commission on April 22, 1998, File No. 000-12704)
10.27	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)
10.28	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and Hewson/ Desoto Phase I, L.L.C. as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)
10.29	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and Hewson/ Desoto Phase I, L.L.C. as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
10.30	Purchase and Sale Agreement and Escrow Instructions, dated December 14, 1999, between the Company and Levi Strauss & Co. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
10.31	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and Hewson/ Desoto Partners, L.L.C. as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
10.32	Lease Guarantee by the Company in favor of Hewson/ Desoto Partners, L.L.C., dated November 15, 1999 (incorporated by reference to Exhibit 10.14A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
10.33	Commercial Lease for 3025 Market Street, Camp Hill, Pennsylvania, dated July 25, 2000, between Williams-Sonoma Direct, Inc. as lessee and C.A. Hempt Estate, Inc. as lessor (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

[FORM 10-K SIDE TAG]

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10.34	Guaranty for Commercial Lease for 3025 Market Street, Camp Hill Pennsylvania, dated July 25, 2000, by the Company as guarantor and with C.A. Hempt Estate, Inc. as the lessor (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)
10.35+	Employment Agreement between the Company and Laura Alber, dated March 19, 2001 (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)
10.36+	Agreement between the Company and James Boike, dated May 8, 2001 (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)
10.37+	Employment Agreement between the Company and Patrick Cowell, dated March 4, 2002 (incorporated by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)
10.38+	Third Amendment, dated April 17, 2003, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2003 as filed with the Commission on June 17, 2003, File No. 001-14077)
10.39+	Fourth Amendment, dated April 17, 2003, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2003 as filed with the Commission on June 17, 2003, File No. 001-14077)
10.40*#	Aircraft Purchase Agreement, dated April 30, 2003, between the Company as buyer and Bombardier Inc. as seller
10.41	First Amendment, dated as of July 2, 2003, to the Reimbursement Agreement between the Company and Bank of America, National Association, dated July 2, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)
10.42	First Amendment, dated as of July 2, 2003, to the Reimbursement Agreement between the Company and The Bank of New York, dated July 2, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)
10.43	First Amendment, dated as of July 2, 2003, to the Reimbursement Agreement between the Company and Fleet National Bank, dated July 2, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)
10.44+	Fifth Amendment, dated May 30, 2003, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)
10.45+	Amendment to the Agreement between the Company and James Boike, dated May 8, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)
10.46*	Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee and Robert Pattillo Properties, Inc. as lessor, dated December 1, 2003

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10.47*	First Amendment, dated January 29, 2004, to the Second Amended and Restated Credit Agreement, dated as of October 22, 2002, between the Company and Bank of America, N.A. as administrative agent and L/ C issuer, Fleet National Bank and the Bank of New York as co-syndication agents, Wells Fargo Bank, N.A. and JP Morgan Chase Bank as co-documentation agents, and the Lenders
21.1*	Subsidiaries
23.1*	Independent Auditors’ Consent
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
#	We have requested confidential treatment on certain portions of this exhibit from the SEC. The omitted portions have been filed separately with the SEC.

[FORM 10-K SIDE TAG]