Form 10-Q
period 2004-05-02
WILLIAMS SONOMA INC
filed 2004-06-09
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended May 2, 2004.

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

Indicate by check mark (“ ✓ “) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓] No [  ]

Indicate by check mark (“ ✓ “) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [✓] No [  ]

As of May 30, 2004, 116,253,270 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MAY 2, 2004

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 2,	February 1,	May 4,
Dollars and shares in thousands, except per share amounts	2004	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$74,615	$163,910	$54,984
Accounts receivable – net	40,918	31,573	35,623
Merchandise inventories – net	425,568	404,100	372,502
Prepaid catalog expenses	39,095	38,465	33,642
Prepaid expenses	25,734	24,780	23,811
Deferred income taxes	20,521	20,532	16,314
Other assets	4,649	4,529	8,500

Total current assets	631,100	687,889	545,376

Property and equipment – net	774,163	765,030	632,785
Other assets – net	15,878	17,816	8,528

Total assets	$1,421,141	$1,470,735	$1,186,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$129,909	$155,888	$123,615
Accrued salaries, benefits, and other	62,632	78,674	54,895
Customer deposits	131,883	116,173	99,307
Income taxes payable	16,051	64,525	10,395
Current portion of long-term debt	9,017	8,988	7,423
Other liabilities	17,463	18,636	17,169

Total current liabilities	366,955	442,884	312,804

Deferred rent and lease incentives	179,650	176,015	162,287
Long-term debt	27,858	28,389	17,641
Deferred income tax liabilities	8,908	8,887	11,348
Other long-term obligations	10,941	9,969	6,711

Total liabilities	594,312	666,144	510,791

Commitments and contingencies	—	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	—	—	—
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 116,064; 115,827 and 115,637 shares at May 2, 2004, February 1, 2004 and May 4, 2003, respectively	1,161	1,158	1,156
Additional paid-in capital	260,051	252,325	212,726
Retained earnings	562,798	547,821	460,232
Accumulated foreign currency translation adjustment	2,819	3,287	1,784

Total shareholders’ equity	826,829	804,591	675,898

Total liabilities and shareholders’ equity	$1,421,141	$1,470,735	$1,186,689

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended
Dollars and shares in thousands, except per share amounts	May 2, 2004	May 4, 2003
Net revenues	$640,910	$536,840
Cost of goods sold	395,534	332,532

Gross margin	245,376	204,308

Selling, general and administrative expenses	210,572	182,843
Interest expense (income) – net	136	(316)

Earnings before income taxes	34,668	21,781

Income taxes	13,278	8,386

Net earnings	$21,390	$13,395

Basic earnings per share	$.18	$.12
Diluted earnings per share	$.18	$.11

Shares used in calculation of earnings per share:
Basic	115,832	114,689
Diluted	119,155	117,806

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
Dollars in thousands	May 2, 2004	May 4, 2003
Cash flows from operating activities:
Net earnings	$21,390	$13,395
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	26,941	24,274
Net loss on disposal of assets	811	1,005
Amortization of deferred lease incentives	(5,292)	(4,532)
Amortization of deferred stock-based compensation	—	250
Other	335	—
Changes in:
Accounts receivable	(9,364)	(1,297)
Merchandise inventories	(21,643)	(50,928)
Prepaid catalog expenses	(630)	1,521
Prepaid expenses and other assets	427	(8,704)
Accounts payable	(25,970)	(43,111)
Accrued salaries, benefits, customer deposits and other	(470)	(22,422)
Deferred rent and lease incentives	9,060	5,489
Income taxes payable	(44,720)	(46,053)

Net cash used in operating activities	(49,125)	(131,113)

Cash flows from investing activities:
Purchases of property and equipment	(37,542)	(24,380)

Net cash used in investing activities	(37,542)	(24,380)

Cash flows from financing activities:
Repayments of long-term obligations	(502)	(425)
Proceeds from exercise of stock options	4,414	16,480
Repurchase of common stock	(6,840)	—
Credit facility renewal costs	(2)	—

Net cash (used in) provided by financing activities	(2,930)	16,055

Effect of exchange rates on cash and cash equivalents	302	927
Net decrease in cash and cash equivalents	(89,295)	(138,511)
Cash and cash equivalents at beginning of period	163,910	193,495

Cash and cash equivalents at end of period	$74,615	$54,984

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen Weeks Ended May 2, 2004 and May 4, 2003
(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we”, “us” or “our”). The condensed consolidated balance sheets as of May 2, 2004 and May 4, 2003, the condensed consolidated statements of earnings for the thirteen week periods ended May 2, 2004 and May 4, 2003, and the condensed consolidated statements of cash flows for the thirteen week periods ended May 2, 2004 and May 4, 2003 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen week periods then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet at February 1, 2004, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2004.

The results of operations for the thirteen weeks ended May 2, 2004 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2004.

Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the current period.

NOTE B. ACCOUNTING POLICIES

Stock-Based Compensation We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense is recognized in the consolidated financial statements for stock options granted at fair value. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” however, requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur using the Black-Scholes option-pricing model.

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to all of our stock-based compensation arrangements.

	Thirteen Weeks Ended
Dollars in thousands, except per share amounts	May 2, 2004	May 4, 2003
Net earnings, as reported	$21,390	$13,395
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effect	—	154
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,087)	(4,364)

Pro forma net earnings	$17,303	$9,185

Basic earnings per share
As reported	$.18	$.12
Pro forma	.15	.08

Diluted earnings per share
As reported	$.18	$.11
Pro forma	.14	.08

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended
	May 2, 2004	May 4, 2003
Dividend yield	—	—
Volatility	62.1%	65.3%
Risk-free interest	3.3%	3.4%
Expected term (years)	6.8	6.6

During fiscal 2001, we entered into employment agreements with certain executive officers. All stock-based compensation expense related to these agreements was fully amortized as of our first quarter ended May 4, 2003. We recognized approximately zero and $250,000 of stock-based compensation expense related to these employment agreements in the thirteen weeks ended May 2, 2004 and May 4, 2003, respectively.

NOTE C. CONSOLIDATION OF MEMPHIS-BASED DISTRIBUTION FACILITIES

On February 1, 2004, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” As a result, the two related party variable interest entity partnerships from which we lease our Memphis-based distribution facilities were consolidated by us as of February 1, 2004. The consolidation resulted in the inclusion in our February 1, 2004 consolidated balance sheet of $19,512,000 in assets (primarily buildings), $18,223,000 in long-term debt, and $1,289,000 in other long-term liabilities, with no effect on our fiscal 2003 consolidated statement of earnings. During the thirteen weeks ended May 2, 2004, approximately $389,000 of interest expense associated with the partnerships’ long-term debt was recorded as interest expense. Prior to the adoption of FIN 46R, this expense would have been classified as occupancy expense.

NOTE D. BORROWING ARRANGEMENTS

We have a line of credit facility that provides for $200,000,000 of unsecured revolving credit and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), minimum fixed charge coverage ratio and maximum annual capital expenditures. The agreement expires on October 22, 2005. Through April 22, 2005, we may, upon notice to the lenders, request an increase in the facility up to $250,000,000. We may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on our leverage ratio. During the thirteen weeks ended May 2, 2004 and May 4, 2003, we had no borrowings under the line of credit facility and were in compliance with all of our loan covenants.

We have three unsecured commercial letter of credit reimbursement agreements for an aggregate of $115,000,000, which expire on July 2, 2004. We expect to renew our current letter of credit agreements on substantially similar terms, for approximately $125,000,000, to meet increased working capital needs associated with our growth plans. As of May 2, 2004, $86,165,000 was outstanding under the letter of credit agreements. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of May 2, 2004. The latest expiration for the letters of credit issued under the agreements is November 29, 2004.

As of May 2, 2004, we had issued and outstanding standby letters of credit under the line of credit facility in an aggregate amount of $14,164,000. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

NOTE E. COMPREHENSIVE INCOME

Comprehensive income for the thirteen weeks ended May 2, 2004 and May 4, 2003 was as follows:

	Thirteen Weeks Ended
Dollars in thousands	May 2, 2004	May 4, 2003
Net earnings	$21,390	$13,395
Other comprehensive (loss) income - foreign currency translation adjustment	(467)	1,795

Comprehensive income	$20,923	$15,190

NOTE F. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

	Net	Weighted	Per-Share
Dollars and amounts in thousands, except per share amounts	Earnings	Average Shares	Amount
Thirteen weeks ended May 2, 2004
Basic	$21,390	115,832	$.18
Effect of dilutive stock options	—	3,323
Diluted	$21,390	119,155	$.18

Thirteen weeks ended May 4, 2003
Basic	$13,395	114,689	$.12
Effect of dilutive stock options	—	3,117
Diluted	$13,395	117,806	$.11

Options with an exercise price greater than the average market price of common shares were 154,000 and 2,131,000 for the thirteen weeks ended May 2, 2004 and May 4, 2003, respectively, and were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

NOTE G. LEGAL PROCEEDINGS

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

NOTE H. SEGMENT REPORTING

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and is not allocated to each segment.

Segment Information

Dollars in thousands	Retail	Direct-to-Customer	Unallocated	Total
Thirteen weeks ended May 2, 2004
Net revenues	$351,104	$289,806	—	$640,910
Depreciation and amortization expense	18,805	3,715	$4,421	26,941
Earnings (loss) before income taxes	30,247	44,415	(39,994)	34,668

Assets	835,045	237,577	348,519	1,421,141
Capital expenditures	24,484	11,099	1,959	37,542

Thirteen weeks ended May 4, 2003
Net revenues	$304,539	$232,301	—	$536,840
Depreciation and amortization expense	16,106	4,531	$3,637	24,274
Earnings (loss) before income taxes	25,730	30,351	(34,300)	21,781

Assets	757,957	173,699	255,033	1,186,689
Capital expenditures	18,339	4,129	1,912	24,380

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything and West Elm). The direct-to-customer segment of our business sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Chambers) and five e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com and westelm.com). Based on net revenues in fiscal 2003, retail net revenues accounted for 58.9% of our business and direct-to-customer net revenues accounted for 41.1% of our business. Based on their contribution to our net revenues in fiscal 2003, the core brands in both retail and direct-to-customer are: Pottery Barn, which sells contemporary tableware and home furnishings; Williams-Sonoma, which sells cookware essentials; and Pottery Barn Kids, which sells stylish children’s furnishings. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, any projections of earnings, revenues or financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new products or retail concepts, any statements regarding future economic conditions or performance, any statements relating to our plans to increase retail leased square footage, any statements relating to the future performance of our brands, any statements relating to our plans to open new retail stores or close existing stores, any statements relating to our projected capital expenditures, any statements relating to increased catalog circulation, any statements relating to the stock repurchase program, any statements of belief and any statements of assumptions underlying the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

In the first quarter of 2004, while continuing to invest in our long-term growth initiatives, including our emerging brands, we delivered the highest first quarter pre-tax operating margin and diluted earnings per share in our history. On revenue growth of 19.4% versus the first quarter of 2003, we increased our diluted earnings per share by 63.6% and our pre-tax operating margin rate as a percentage of revenues by 135 basis points or 33.3%. A strong merchandise assortment, enhanced by a renewed focus on core collections in Pottery Barn, higher order fulfillment rates in both our retail and direct-to-customer businesses, and continuing benefits from supply chain and overhead cost reduction initiatives drove these results.

During the quarter, in our retail channel, net revenues increased 15.3% from the first quarter of 2003, primarily driven by increases in the Pottery Barn, Pottery Barn Kids and Williams-Sonoma brands. A positive consumer response to both core and seasonal product offerings and a higher in-stock position on core merchandise inventories in the Pottery Barn brands drove these results.

In our direct-to-customer channel, net revenues increased 24.8% in the first quarter of 2004 versus the first quarter of 2003. This increase was primarily driven by incremental sales generated in the Pottery Barn, Pottery Barn Kids, and West Elm brands, in addition to incremental sales from our newest brand, PBteen. The initial consumer response to the expanded color palette and enhanced catalog presentation in the West Elm brand has been favorable. In addition, we saw a strong performance in the Hold Everything brand in the first quarter of 2004, driven by a positive consumer response to the new merchandise assortment and an improved catalog presentation.

Consistent with our strategic effort to drive top-line sales growth, we are continuing to invest in new growth opportunities. In our core brands (Williams-Sonoma, Pottery Barn and Pottery Barn Kids), we are increasing retail leased square footage and catalog circulation, introducing new core and seasonal merchandise assortments, enhancing product quality with a particular focus on furniture, closely monitoring our in-stock positions on retail and direct-to-customer inventories, and implementing new marketing initiatives that will continue to expand the reach of our brands.

We are also making investments in our emerging brands (PBteen, Hold Everything, West Elm and Chambers). In PBteen, we are continuing to increase catalog circulation and are expanding our on-line marketing initiatives.

In Hold Everything, we are continuing to increase catalog circulation and will open our new prototype retail store at the end of the fourth quarter. We will also be expanding the reach of the Hold Everything brand by launching an e-commerce website in the fourth quarter. We are positioning Hold Everything as an upscale lifestyle brand, offering contemporary organizational solutions for all areas in the home.

In West Elm, we will be opening two new prototype retail stores, one in the third quarter of 2004 and one in the fourth quarter of 2004, and launching a new version of the e-commerce website in the fall. Although West Elm has been successful in highly urban markets, we believe that with a broadening of the assortment, it has the potential to appeal to a much wider market segment and become one of our larger brands over time.

In Williams-Sonoma Home, we will be launching our first catalog in the third quarter of 2004. We are positioning this new concept as a premium lifestyle brand, offering classic furnishings and decorative accessories of enduring quality and casual elegance. Upon the launch of the Williams-Sonoma Home catalog, the Chambers catalog will be retired.

In the second quarter, we will also be opening a 781,000 square foot furniture distribution center in Cranbury, New Jersey to support our expanding furniture businesses. We believe this facility will enable us to improve service levels to our East Coast customers and reduce furniture delivery costs.

Although we are committed to our fiscal 2004 initiatives, there are inherent risks and uncertainties associated with our business, and the retail industry as a whole, that may present challenges for us in the future. These risks and uncertainties are discussed under the heading “Risk Factors” and elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

NET REVENUES

Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Retail sales include sales of merchandise to customers at our retail stores, direct-to-customer sales include sales of merchandise to customers through catalogs and the Internet, and shipping fees consist of revenue received from customers for delivery of merchandise.

The following table summarizes our net revenues for the thirteen weeks ended May 2, 2004 (“First Quarter of 2004”) and May 4, 2003 (“First Quarter of 2003”).

	Thirteen Weeks Ended
Dollars in thousands	May 2, 2004	% Total	May 4, 2003	% Total
Retail sales	$349,429	54.5%	$303,084	56.5%
Direct-to-customer sales	246,600	38.5%	198,620	37.0%
Shipping fees	44,881	7.0%	35,136	6.5%

Net revenues	$640,910	100.0%	$536,840	100.0%

Net revenues for the First Quarter of 2004 increased by $104,070,000, or 19.4%, over net revenues for the First Quarter of 2003. This was primarily due to a year-over-year increase in store leased square footage of 10.9%, driven by 45 new store openings and the remodeling and expansion of an additional 18 stores, a comparable store sales increase of 6.8%, increased catalog circulation of 25.8%, and the strong momentum from our Internet growth initiatives. This increase was partially offset by the temporary closure of 20 stores and the permanent closure of 10 stores.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended
Dollars in thousands	May 2, 2004	May 4, 2003
Retail sales	$349,429	$303,084
Shipping fees	1,675	1,455

Total retail revenues	$351,104	$304,539

Percent growth in retail sales	15.3%	13.3%
Percent increase in comparable store sales	6.8%	(0.8%)
Number of stores - beginning of period	512	478
Number of new stores	8	9
Number of new stores due to remodeling[1]	2	3
Number of closed stores due to remodeling[1]	(2)	(3)
Number of permanently closed stores	—	—
Number of stores - end of period	520	487
Store selling square footage at quarter-end (sq. ft.)	2,671,000	2,404,000
Store leased square footage (“LSF”) at quarter-end (sq. ft.)	4,231,000	3,814,000

[1] Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

						Ave. LSF	Avg. LSF
	Store Count				Store Count	Per Store	Per Store
	February 2,			May 2,	May 4,	May 2,	May 4,
	2004	Openings	Closings	2004	2003	2004	2003
Williams-Sonoma	237	5	(1)	241	237	5,500	5,300
Pottery Barn	174	2	(1)	175	160	11,600	11,600
Pottery Barn Kids	78	3	—	81	63	7,700	7,700
Hold Everything	8	—	—	8	13	4,300	3,800
West Elm	1	—	—	1	—	9,500	—
Outlets	14	—	—	14	14	14,200	13,100

Total	512	10	(2)	520	487	8,100	7,800

Retail revenues for the First Quarter of 2004 increased by $46,565,000 or 15.3%, over the First Quarter of 2003 primarily driven by a year-over-year increase in retail leased square footage of 10.9%, including 45 new store openings and the remodeling and expansion of an additional 18 stores, and a comparable store sales increase of 6.8%. This increase was partially offset by the temporary closure of 20 stores and the permanent closure of 10 stores. Net sales generated in the Pottery Barn, Pottery Barn Kids, and Williams-Sonoma brands were the primary contributors to the year-over-year sales increase, partially offset by lower sales in the Hold Everything brand due to the year-over-year decrease in Hold Everything retail stores. A positive consumer response to both core and seasonal product offerings and a higher in-stock position on core merchandise inventories in the Pottery Barn brands drove these strong results.

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

	Thirteen Weeks Ended
Percent increase (decrease) in comparable store sales	May 2, 2004	May 4, 2003
Williams-Sonoma	3.6%	5.4%
Pottery Barn	10.2%	(4.4%)
Pottery Barn Kids	1.0%	(9.7%)
Hold Everything	6.5%	(7.5%)
Outlets	12.5%	10.7%

Total	6.8%	(0.8%)

The First Quarter of 2004 comparable store sales increases in Williams-Sonoma, Pottery Barn, and Hold Everything were primarily driven by a positive consumer response to overall merchandise assortments, including core and seasonal product offerings, and a higher in-stock position on retail inventories. The comparable store sales increase in Pottery Barn Kids was primarily driven by an improvement in the comparable store sales performance of stores in both the single store and multi store markets where a new store had not been opened within the last twelve months. We expect comparable store sales for Pottery Barn Kids stores in multi-store markets to remain volatile during the growth phase of the concept, consistent with our experience in the early years of the Pottery Barn store rollout.

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended
Dollars in thousands	May 2, 2004	May 4, 2003
Catalog sales	$151,048	$138,390
Internet sales	95,552	60,230

Total direct-to-customer sales	246,600	198,620
Shipping fees	43,206	33,681

Total direct-to-customer revenues	$289,806	$232,301

Percent growth in direct-to-customer sales	24.2%	11.4%
Percent growth in number of catalogs circulated	25.8%	18.2%

Direct-to-customer revenues in the First Quarter of 2004 increased by $57,505,000, or 24.8%, over the First Quarter of 2003. This increase was primarily driven by net sales generated in the Pottery Barn, Pottery Barn Kids, and West Elm brands, in addition to incremental sales from our newest brand, PBteen, resulting from increased catalog circulation of 25.8% and the strong momentum from our Internet growth initiatives. All of the brands in the direct-to-customer channel delivered positive growth during the quarter except Chambers. Chambers is being downsized in preparation for its retirement in the third quarter of 2004 when the first catalog of our newest concept, Williams-Sonoma Home, will be launched.

Internet sales in the First Quarter of 2004 increased by $35,322,000, or 58.6%, over the First Quarter of 2003 and contributed 38.8% of total direct-to-customer sales in the First Quarter of 2004 versus 30.3% in the First Quarter of 2003. Although the amount of Internet sales that are incremental to our direct-to-customer channel cannot be identified precisely, we estimate that approximately 50% to 60% of our non-bridal e-commerce sales are incremental to the direct-to-customer channel and approximately 40% to 50% are from mail order customers who recently received a catalog.

COST OF GOODS SOLD

	Thirteen Weeks Ended
	May 2,	% Net	May 4,	% Net
Dollars in thousands	2004	Revenues	2003	Revenues
Cost of goods and occupancy expenses	$357,880	55.8%	$302,297	56.3%
Shipping costs	37,654	5.9%	30,235	5.6%

Total cost of goods sold	$395,534	61.7%	$332,532	61.9%

Cost of goods and occupancy expenses increased by $55,583,000 in the First Quarter of 2004 over the First Quarter of 2003. As a percentage of net revenues, cost of goods and occupancy expenses decreased 50 basis points for the First Quarter of 2004 from the First Quarter of 2003. This percentage decrease was primarily driven by a rate reduction in occupancy and freight-to-store expenses resulting from a greater percentage of our total net revenues in the First Quarter of 2004 being generated by the direct-to-customer channel, which does not incur store occupancy or freight-to-store expenses. This percentage decrease was partially offset by a year-over-year increase in the cost of liquidating damaged merchandise that was returned from customers.

Shipping costs consist of third-party delivery services and shipping materials. Shipping costs increased by $7,419,000 in the First Quarter of 2004 versus the First Quarter of 2003. This increase was directly related to a higher number of direct-to-customer shipments associated with the increase in direct-to-customer sales. However, shipping costs, as a percentage of shipping fees, have continued to decline to 83.9% in the First Quarter of 2004 from 86.1% in the First Quarter of 2003, due to a lower cost per shipment resulting from the consolidation of freight providers and the successful renegotiation of freight-to-customer contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $27,729,000, or 15.2%, to $210,572,000 in the First Quarter of 2004 from $182,843,000 in the First Quarter of 2003. Selling, general and administrative expenses expressed as a percentage of net revenues decreased to 32.9% in the First Quarter of 2004 from 34.1% in the First Quarter of 2003. This 120 basis point decrease as a percentage of net revenues was primarily driven by a rate reduction in employment and catalog advertising expenses, partially offset by a rate increase in other general and administrative expenses. The employment rate decrease was primarily driven by year-over-year leverage in corporate employment and store labor expenses, in addition to a year-over-year reduction in employee benefit costs. The advertising rate reduction was primarily driven by a greater percentage of total net revenues in the First Quarter of 2004 being generated in the e-commerce channel, which incurs advertising expense at a lower rate. The other general and administrative expenses rate increase was primarily driven by a year-over-year increase in corporate travel and consulting costs to support our supply chain, information technology, and product development initiatives, in addition to costs associated with the termination of a service provider agreement.

INCOME TAXES

Our effective tax rate was 38.3% and 38.5% for the thirteen weeks ended May 2, 2004 and May 4, 2003, respectively. We expect our effective tax rate to remain at 38.3% for fiscal 2004.

INTEREST EXPENSE (INCOME) – NET

Interest expense, net of capitalized interest, was $136,000 in the First Quarter of 2004 compared to interest income of $316,000 in the First Quarter of 2003. The increase in interest expense in the First Quarter of 2004 was primarily due to additional interest expense of $389,000 associated with the consolidation of our Memphis-based distribution facilities. Prior to the adoption of FIN 46R, this expense would have been classified as occupancy expense. (See Note C)

LIQUIDITY AND CAPITAL RESOURCES

As of May 2, 2004, we held $74,615,000 in cash and cash equivalents. As is consistent with our industry, a significant portion of our revenues and net earnings have been realized during the period from October through December, and levels of net revenues and net earnings have generally been significantly lower during the period from January through September. As a result, in recent years from January through September, we utilize our cash balances to fund the on-going operations of the business, and from October through December, we primarily utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2004, we plan to utilize our cash resources to fund our inventory and inventory-related purchases, catalog advertising and marketing initiatives, and to support current store development and infrastructure strategies. In addition to the current cash balances on-hand, we have a $200,000,000 credit facility available as of May 2, 2004. However, we did not borrow against this facility in the First Quarter of 2004. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities during the next twelve months.

For the First Quarter of 2004, net cash used in operating activities was $49,125,000 as compared to net cash used in operating activities of $131,113,000 in the First Quarter of 2003. Net cash used in the First Quarter of 2004 was primarily attributable to working capital changes necessary to fund the seasonal needs of our business.

For the First Quarter of 2004, net cash used in investing activities was $37,542,000 as compared to $24,380,000 for the First Quarter of 2003. First Quarter of 2004 purchases of property and equipment included approximately

$18,919,000 for stores, $11,786,000 for systems development projects (including e-commerce websites) and $6,837,000 for distribution and facility infrastructure projects.

First Quarter of 2003 purchases of property and equipment of $24,380,000 included approximately $11,978,000 for stores, $11,856,000 for systems development projects (including e-commerce websites) and $546,000 for distribution and facility infrastructure projects.

In fiscal 2004, we anticipate investing $180,000,000 to $190,000,000 in the purchase of property and equipment, primarily for the construction of 38 new stores and 19 remodeled stores, systems development projects (including e-commerce websites), and distribution and facility infrastructure projects.

For the First Quarter of 2004, net cash used in financing activities was $2,930,000, comprised primarily of cash used to repurchase common stock and the repayment of capital lease obligations, offset by proceeds from the exercise of stock options. For the First Quarter of 2003, net cash provided by financing activities was $16,055,000, comprised primarily of proceeds from the exercise of stock options, partially offset by the repayment of capital lease obligations.

Stock Repurchase Program

In January 2003, the Board of Directors authorized a stock repurchase program to acquire up to 4,000,000 shares of our outstanding common stock in the open market. During the fourth quarter of fiscal 2002, we repurchased and retired 2,000,000 shares of our common stock at a total cost of approximately $48,361,000, a weighted average cost of $24.18 per share. In the fourth quarter of fiscal 2003, we repurchased and retired an additional 1,785,000 shares of our common stock at a total cost of approximately $59,695,000, a weighted average cost of $33.44 per share. The 215,000 shares of our common stock remaining under the program were repurchased and retired during the First Quarter of 2004 at a total cost of approximately $6,840,000, a weighted average cost of $31.82 per share.

				Maximum
			Number of Shares	Number of
	Total		Purchased as	Shares That
	Number	Average	Part of a Publicly	May Yet Be
	of Shares	Price Paid	Announced Plan	Purchased
Period	Purchased	Per Share	or Program	Under the Plan
December 30, 2002 - February 2, 2003	2,000,000	$24.18	2,000,000	2,000,000
December 1, 2003 - December 28, 2003	1,104,000	$33.67	1,104,000	896,000
December 29, 2003 - February 1, 2004	681,000	$33.07	681,000	215,000
February 2, 2004 - February 29, 2004	215,000	$31.82	215,000	—

Total	4,000,000	—	4,000,000	—

In May 2004, the Board of Directors authorized a new stock repurchase program to acquire up to an additional 2,500,000 shares of our outstanding common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program may be limited or terminated at any time without prior notice.

Impact of Inflation

The impact of inflation on results of operations was not significant for the First Quarter of 2004 or the First Quarter of 2003.

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

RISK FACTORS

The following information describes certain significant risks and uncertainties inherent in our business. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended February 1, 2004 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other disclosed risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

We must successfully anticipate changing consumer preferences and buying trends, and manage our inventory commensurate with customer demand.

Our success depends upon our ability to anticipate and respond to changing merchandise trends and customer demands in a timely manner. Consumer preferences cannot be predicted with certainty and may change between sales seasons. Changes in customer preferences and buying trends may also affect our brands differently. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly, and we may be required to mark down certain products to sell the resulting excess inventory or sell such inventory through our outlet stores, or other liquidation channels, at prices which are significantly lower than our retail prices, each of which would harm our business and operating results.

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

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, recession and fears of recession, war and fears of war, inclement weather, consumer debt, interest rates, sales tax rates and rate increases, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security generally. These factors may also affect our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

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

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We have no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future.

Any inability to acquire suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on our business and operating results because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those we currently purchase.

In addition, we are subject to certain risks, including availability of raw materials, labor disputes, union organizing activities, inclement weather, natural disasters, and general economic and political conditions, that might limit our vendors’ ability to provide us with quality merchandise on a timely basis and at a price that is commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs.

Our dependence on foreign vendors subjects us to a variety of risks and uncertainties.

We source our products from manufacturers in 41 countries outside of the United States. Specifically, in fiscal 2003, approximately 61% of our merchandise purchases were foreign-sourced, primarily from Asia and Europe.

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

In each of the past three fiscal years, our retail stores have generated approximately 59% of our net revenues. We expect an increase of approximately 38 new and 19 remodeled retail stores in fiscal 2004 as part of our growth strategy. There is no assurance that this strategy will be successful.

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

We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales and timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments and the reliable data regarding the timing of those shipments, including shipments to our customers and to and from all of our stores. Accordingly, we are subject to the risks, including labor disputes such as the west coast port strike of 2002, union organizing activity, inclement weather, natural disasters, and possible acts of terrorism associated with such carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, we are seeing fuel costs increase substantially and airline companies struggle to operate profitably, which could lead to increased fulfillment expenses. The increased fulfillment costs could negatively affect our business and operating results by increasing our transportation costs and, therefore, decreasing the efficiency of our shipments.

Our failure to successfully manage our order-taking and fulfillment operations might have a negative impact on our business.

The operation of our direct-to-customer business depends on our ability to maintain the efficient and uninterrupted operation of our order-taking and fulfillment operations and our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, security breaches, human error, union organizing activity, natural disasters or adverse weather conditions. These problems could result in a reduction in sales as well as increased selling, general and administrative expenses.

In addition, we face the risk that we cannot hire enough qualified employees, especially during our peak season, to support our direct-to-customer operations, due to war or other circumstances that reduce the relevant workforce. The need to operate with fewer employees could negatively impact our customer service levels and our operations.

Our facilities and systems are vulnerable to natural disasters and other unexpected events, and any of these events could result in an interruption in our business.

Our corporate offices, distribution centers and direct-to-customer operations are vulnerable to damage from earthquakes, fire, floods, power loss, telecommunications failures, and similar events. If any of these events results in damage to our facilities or systems, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

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

We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected by management, additional sales returns might be recorded in the future. Actual merchandise returns may exceed our reserves. In addition, to the extent that returned merchandise is damaged, we may not receive full retail value from the resale or liquidation of the merchandise. In addition, the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed merchandise return reserves. Any significant increase in merchandise returns that exceeds our reserves could materially affect our business and operating results.

We must successfully manage the complexities associated with a multi-channel and multi-brand business.

During the past few years, with the launch and expansion of our Internet business, new brands and brand expansions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our Internet business might cannibalize a significant portion of our retail and catalog businesses. While we recognize that our Internet sales cannot be entirely incremental to sales through our retail and catalog channels, we seek to attract as many new customers as possible to our e-commerce websites. We continually analyze the business results of our three channels and the relationships among the channels, in an effort to find opportunities to build incremental sales. However, we cannot ensure that, as our Internet business grows and as we add e-commerce websites for more of our concepts, it will not cannibalize a portion of our retail and catalog businesses.

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

To be successful, we need to manage our operating costs while we continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially in peak sales seasons, and incur other expenses to support new brands and brand extensions, as well as the opening of new stores and direct-to-customer growth of our existing brands. Although we strive to secure long-term contracts with our service providers and other vendors and otherwise limit our financial commitment to them, we may not be able to avoid unexpected operating cost increases in the future. In addition, there appears to be a growing number of wage and hour lawsuits against retail companies, especially in California. From time to time we may also experience union organizing activity in currently non-union distribution facilities, stores and direct-to-customer operations. Union organizing activity may result in work slowdowns or stoppages and higher labor costs which would harm our business and operating results. Further, we incur substantial costs to warehouse and distribute our inventory. Significant increases in our inventory levels may result in increased warehousing and distribution costs. Higher than expected costs, particularly if coupled with lower than expected sales, would negatively impact our business and operating results.

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

Interest Rate Risk

The interest payable on our bank line of credit and on two of our operating leases is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable rate debt and operating leases rose 21 basis points (an approximate 10% increase in the associated variable rates as of May 2, 2004), our results from operations and cash flows would not be significantly affected.

For one of the operating leases with a variable interest rate (2.4% at May 2, 2004), we have an interest rate cap contract at 5.88% with a notional amount as of May 2, 2004 of $11,958,000 which extends through February 2005. The contract has not been designated as a hedge and is accounted for by adjusting the carrying amount of the contract to market. Any gain or loss associated with this contract was recorded in selling, general and administrative expenses and was not material to us in the First Quarter of 2004 and the First Quarter of 2003.

In addition, we have fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an insignificant effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. During fiscal 2003, approximately 7% of our international purchase transactions were in currencies other than the U.S. dollar. As of May 2, 2004, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of May 2, 2004, we have 11 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. As necessary, we utilize 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. These contracts are accounted for by adjusting the carrying amount of the contract to market and recognizing any gain or loss in selling, general and administrative expenses in each reporting period. We did not enter into any new contracts during the First Quarter of 2004. Any gain or loss associated with foreign currency exchange rate fluctuations were not material to us.

ITEM 4. CONTROLS AND PROCEDURES

As of May 2, 2004, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation as of May 2, 2004, our management, including our Chief Executive Officer and Executive Vice President, Chief Financial Officer, concluded that our disclosure controls and procedures were effective such that material information required to be included in our SEC reports is recorded, processed, summarized and reported within the periods specified in the SEC rules and forms. There have been no significant changes in our internal controls over financial reporting, or in other factors subsequent to May 2, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Information required by this Item is contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Stock Repurchase Program” within Part I of this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Exhibit Description
10.1	Amended and Restated Agreement of Lease between Keystone Cranbury East, LLC, and Williams Sonoma Direct, Inc., effective as of February 2, 2004

10.2	First Addendum, dated February 27, 2004, to Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee, Robert Pattillo Properties, Inc. as lessor, and the Company as guarantor dated December 1, 2003

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On March 18, 2004, we furnished our earnings release for the fourth quarter and fiscal 2003 and our financial guidance release for fiscal 2004 to the Securities and Exchange Commission on a Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.
By:	/s/ Sharon L. McCollam
Sharon L. McCollam
Executive Vice President, Chief Financial Officer

Dated: June 9, 2004