Form 10-Q
period 2004-08-01
WILLIAMS SONOMA INC
filed 2004-09-10
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 1, 2004.

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

As of August 29, 2004, 116,562,517 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED AUGUST 1, 2004

PART I. FINANCIAL INFORMATION

		PAGE
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of August 1, 2004, February 1, 2004 and August 3, 2003
	Condensed Consolidated Statements of Earnings for the Thirteen Weeks and Twenty-Six Weeks Ended August 1, 2004 and August 3, 2003
	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 1, 2004 and August 3, 2003
	Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 6.	Exhibits	28
EXHIBIT 3.3
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 1,	February 1,	August 3,
Dollars and shares in thousands, except per share amounts	2004	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$119,218	$163,910	$81,779
Accounts receivable – net	47,700	31,573	38,522
Merchandise inventories – net	409,993	404,100	376,860
Prepaid catalog expenses	47,124	38,465	41,275
Prepaid expenses	28,395	24,780	25,218
Deferred income taxes	20,530	20,532	16,316
Other assets	13,880	4,529	8,549

Total current assets	686,840	687,889	588,519

Property and equipment – net	791,691	765,030	654,916
Other assets – net	21,962	17,816	19,526

Total assets	$1,500,493	$1,470,735	$1,262,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$157,621	$155,888	$145,074
Accrued salaries, benefits, and other	69,233	78,674	59,646
Customer deposits	136,684	116,173	109,573
Income taxes payable	1,067	64,525	19,786
Current portion of long-term debt	24,046	8,988	7,427
Other liabilities	18,078	18,636	17,919

Total current liabilities	406,729	442,884	359,425

Deferred rent and lease incentives	184,501	176,015	163,570
Long-term debt	27,046	28,389	17,206
Deferred income tax liabilities	8,891	8,887	11,350
Other long-term obligations	10,552	9,969	7,494

Total liabilities	637,719	666,144	559,045

Commitments and contingencies	—	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	—	—	—
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 116,517, 115,827 and 116,646 at August 1, 2004, February 1, 2004, and August 3, 2003, respectively	1,165	1,158	1,166
Additional paid-in capital	275,035	252,325	222,588
Retained earnings	583,039	547,821	478,056
Accumulated foreign currency translation adjustment	3,535	3,287	2,106

Total shareholders’ equity	862,774	804,591	703,916

Total liabilities and shareholders’ equity	$1,500,493	$1,470,735	$1,262,961

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 3,	August 1,	August 3,
Dollars and shares in thousands, except per share amounts	2004	2003	2004	2003
Net revenues	$689,621	$580,423	$1,330,531	$1,117,263
Cost of goods sold	430,093	365,345	825,627	697,877

Gross margin	259,528	215,078	504,904	419,386

Selling, general and administrative expenses	214,599	186,226	425,172	369,069
Interest expense (income) – net	150	(130)	285	(446)

Earnings before income taxes	44,779	28,982	79,447	50,763

Income taxes	17,150	11,158	30,428	19,544

Net earnings	$27,629	$17,824	$49,019	$31,219

Basic earnings per share	$0.24	$0.15	$0.42	$0.27
Diluted earnings per share	$0.23	$0.15	$0.41	$0.26

Shares used in calculation of earnings per share:
Basic	116,253	116,082	116,021	115,145
Diluted	119,229	119,770	119,228	118,453

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Six Weeks Ended
	August 1,	August 3,
Dollars in thousands	2004	2003
Cash flows from operating activities:
Net earnings	$49,019	$31,219
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	54,224	49,639
Net loss on disposal of assets	806	919
Amortization of deferred lease incentives	(10,975)	(9,251)
Amortization of deferred stock-based compensation	—	250
Other	335	—
Changes in:
Accounts receivable	(16,130)	(4,192)
Merchandise inventories	(5,928)	(55,235)
Prepaid catalog expenses	(8,659)	(6,112)
Prepaid expenses and other assets	(17,413)	(21,235)
Accounts payable	1,720	(21,799)
Accrued salaries, benefits and other	(9,310)	(21,826)
Customer deposits	20,514	16,356
Deferred rent and lease incentives	19,485	11,450
Income taxes payable	(55,442)	(36,679)

Net cash provided by (used in) operating activities	22,246	(66,496)

Cash flows from investing activities:
Purchases of property and equipment	(81,731)	(71,831)

Net cash used in investing activities	(81,731)	(71,831)

Cash flows from financing activities:
Proceeds from bond issuance	15,000	—
Repayments of long-term obligations	(1,285)	(856)
Proceeds from exercise of stock options	15,679	26,353
Repurchase of common stock	(14,755)	—
Credit facility renewal costs	(208)	—

Net cash provided by financing activities	14,431	25,497

Effect of exchange rates on cash and cash equivalents	362	1,114
Net decrease in cash and cash equivalents	(44,692)	(111,716)
Cash and cash equivalents at beginning of period	163,910	193,495

Cash and cash equivalents at end of period	$119,218	$81,779

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Twenty-Six Weeks Ended August 1, 2004 and August 3, 2003
(Unaudited)

NOTE A. FINANCIAL STATEMENTS — BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we”, “us” or “our”). The condensed consolidated balance sheets as of August 1, 2004 and August 3, 2003, the condensed consolidated statements of earnings for the thirteen and twenty-six week periods ended August 1, 2004 and August 3, 2003, and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 1, 2004 and August 3, 2003 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six week periods then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet at February 1, 2004, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2004.

The results of operations for the thirteen and twenty-six weeks ended August 1, 2004 are not necessarily indicative of the operating results of the full year.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands, except per share amounts	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
Net earnings, as reported	$27,629	$17,824	$49,019	$31,219
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effect	—	—	—	154
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,277)	(4,337)	(8,364)	(8,701)

Pro forma net earnings	$23,352	$13,487	$40,655	$22,672

Basic earnings per share
As reported	$0.24	$0.15	$0.42	$0.27
Pro forma	0.20	0.12	0.35	0.20

Diluted earnings per share
As reported	$0.23	$0.15	$0.41	$0.26
Pro forma	0.19	0.11	0.33	0.19

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
Dividend yield	—	—	—	—
Volatility	61.6%	64.4%	61.8%	64.8%
Risk-free interest	4.2%	3.4%	4.2%	3.4%
Expected term (years)	6.9	6.6	6.9	6.6

During fiscal 2001, we entered into employment agreements with certain executive officers. All stock-based compensation expense related to these agreements was fully amortized as of our first quarter ended May 4, 2003. We recognized zero and $250,000 of stock-based compensation expense related to these employment agreements in the twenty-six weeks ended August 1, 2004 and August 3, 2003, respectively.

NOTE C. BORROWING ARRANGEMENTS

We have a line of credit facility that provides for $200,000,000 of unsecured revolving credit and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), minimum fixed charge coverage ratio and maximum annual capital expenditures. The agreement expires on October 22, 2005. Through April 22, 2005, we may, upon notice to the lenders, request an increase in the facility up to $250,000,000. We may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on our leverage ratio. During the twenty-six weeks ended August 1, 2004 and August 3, 2003, we had no borrowings under the line of credit facility and were in compliance with all of our loan covenants.

In June 2004, in an effort to utilize tax incentives offered to us by the state of Mississippi, we entered into an agreement whereby the Mississippi Business Finance Corporation issued $15,000,000 in long-term variable rate industrial development bonds, the proceeds of which were loaned to us to finance the acquisition and installation of leasehold improvements and equipment located in our newly leased Olive Branch distribution center (the “Mississippi Debt Transaction”). The bonds are marketed through a remarketing agent and are secured by a letter of credit issued under our $200,000,000 line of credit facility. The bonds mature on June 1, 2024. The bond rate resets each week based upon current market rates. The rate in effect at August 1, 2004 was 1.47%.

The bond agreement allows for each bondholder to tender their bonds to the trustee for repurchase, on demand, with seven days advance notice. In the event the remarketing agent fails to remarket the bonds, the trustee will draw upon the letter of credit to fund the purchase of the bonds. As of August 1, 2004, these bonds are classified as current debt. The bond proceeds are restricted for use in the acquisition and installation of leasehold improvements and equipment located in our Olive Branch, Mississippi facility. As of August 1, 2004, we had acquired and installed leasehold improvements and equipment associated with the facility in the amount of $9,546,000 and are in the process of submitting the documentation required to receive reimbursement of the bond proceeds. As a result, these funds are recorded as restricted cash within current other assets. The balance of the proceeds have been recorded on the balance sheet as non-current restricted cash within long-term other assets.

We have three unsecured commercial letter of credit reimbursement agreements for an aggregate of $125,000,000, each of which expires on July 2, 2005. As of August 1, 2004, $90,134,000 was outstanding under the letter of credit agreements. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of August 1, 2004. The latest expiration for the letters of credit issued under the agreements is November 29, 2005.

As of August 1, 2004, we had issued and outstanding standby letters of credit under the line of credit facility in an aggregate amount of $29,127,000. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and the Mississippi Debt Transaction.

NOTE D. COMPREHENSIVE INCOME

Comprehensive income for the thirteen and twenty-six weeks ended August 1, 2004 and August 3, 2003 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
Net earnings	$27,629	$17,824	$49,019	$31,219
Other comprehensive income -
Foreign currency translation adjustment	715	322	248	2,117

Comprehensive income	$28,344	$18,146	$49,267	$33,336

NOTE E. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

	Net	Weighted	Per-Share
Dollars and amounts in thousands, except per share amounts	Earnings	Average Shares	Amount
Thirteen weeks ended August 1, 2004
Basic	$27,629	116,253	$0.24
Effect of dilutive stock options	—	2,976
Diluted	$27,629	119,229	$0.23

Thirteen weeks ended August 3, 2003
Basic	$17,824	116,082	$0.15
Effect of dilutive stock options	—	3,688
Diluted	$17,824	119,770	$0.15

Twenty-Six weeks ended August 1, 2004
Basic	$49,019	116,021	$0.42
Effect of dilutive stock options	—	3,207
Diluted	$49,019	119,228	$0.41

Twenty-Six weeks ended August 3, 2003
Basic	$31,219	115,145	$0.27
Effect of dilutive stock options	—	3,308
Diluted	$31,219	118,453	$0.26

Options with an exercise price greater than the average market price of common shares were 1,515,000 and 237,000 for the thirteen weeks and 1,440,000 and 1,548,000 for the twenty-six weeks ended August 1, 2004 and August 3, 2003, respectively, and were not included in the computation of diluted earnings per share.

NOTE F. LEGAL PROCEEDINGS

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, which are not currently material, are increasing in number as our business expands and our company grows larger. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

NOTE G. SEGMENT REPORTING

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

We use earnings before unallocated corporate overhead, interest and taxes to evaluate segment profitability. Unallocated costs before income taxes include corporate employee-related costs, depreciation expense, other occupancy expense and administrative costs, primarily in our corporate systems, corporate facilities and other administrative departments. Unallocated assets include corporate cash and cash equivalents, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets.

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

		Direct-to-
Dollars in thousands	Retail	Customer	Unallocated	Total
Thirteen weeks ended August 1, 2004
Net revenues	$382,848	$306,773	—	$689,621
Depreciation and amortization expense	18,889	3,886	$4,508	27,283
Earnings before income taxes	34,642	46,653	(36,516)	44,779

Capital expenditures	25,615	15,823	2,751	44,189

Thirteen weeks ended August 3, 2003
Net revenues	$337,232	$243,191	—	$580,423
Depreciation and amortization expense	17,667	4,096	$3,603	25,366
Earnings before income taxes	27,320	37,410	(35,748)	28,982

Capital expenditures	34,557	5,426	7,468	47,451

Twenty-Six weeks ended August 1, 2004
Net revenues	$733,952	$596,579	—	$1,330,531
Depreciation and amortization expense	37,694	7,601	$8,929	54,224
Earnings before income taxes	64,889	91,068	(76,510)	79,447

Assets	844,021	254,026	402,446	1,500,493
Capital expenditures	50,099	26,922	4,710	81,731

Twenty-Six weeks ended August 3, 2003
Net revenues	$641,771	$475,492	—	$1,117,263
Depreciation and amortization expense	33,773	8,627	$7,239	49,639
Earnings before income taxes	53,051	67,760	(70,048)	50,763

Assets	774,531	186,164	302,266	1,262,961
Capital expenditures	52,896	9,555	9,380	71,831

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, projections of earnings, revenues or financial items, statements of the plans, strategies and objectives of management for future operations, statements concerning proposed new products, retail concepts or brands, statements regarding future economic conditions or performance, statements relating to the use of our available cash, statements relating to our plans to increase retail leased square footage, statements relating to the future performance of our brands, statements relating to our plans to open new retail stores or close existing stores, statements relating to launching new websites, statements relating to our projected capital expenditures, statements relating to increased catalog circulation and launching new catalogs, statements relating to the stock repurchase program, statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

OVERVIEW

In the second quarter of 2004 versus the second quarter of 2003, on revenue growth of 18.8%, we increased our diluted earnings per share by 53.3%, to $0.23 per share, and our pre-tax operating margin rate as a percentage of revenues by 150 basis points. A strong consumer response to our merchandising initiatives, especially in the Pottery Barn brands, a higher in-stock position in both our retail and direct-to-customer businesses, and continuing benefits from successful supply chain and overhead cost containment initiatives drove these results.

During the second quarter of 2004, in our retail channel, net revenues increased 13.5% from the second quarter of 2003, primarily driven by increases in the Pottery Barn and Pottery Barn Kids brands. A positive consumer response to both our core and seasonal product offerings and a higher in-stock position on core merchandise inventories drove these better-than-expected results.

In our direct-to-customer channel, net revenues increased 26.1% in the second quarter of 2004 versus the second quarter of 2003. This increase was primarily driven by incremental sales generated in the Pottery Barn, PBteen and Pottery Barn Kids brands resulting from increased catalog circulation, the continued success of our e-commerce initiatives and a higher order fulfillment rate on core merchandise inventories, primarily in the Pottery Barn brands.

Operationally, in the second quarter, we began our first phase of operations in approximately one-third of our new 781,000 square foot East Coast furniture distribution center in Cranbury, New Jersey. Upon the completion of this facility in the third quarter of 2004, we believe this center will enable us to improve service levels to our East Coast customers and, over time, reduce furniture delivery costs as we fine-tune inventory balancing between the coastal distribution centers.

As we look ahead to the third and fourth quarters, we are encouraged by the overall sales trends we have seen in our retail and direct-to-customer businesses, especially in our Pottery Barn brands, and by the opportunities that exist in our emerging brands. During the third and fourth quarters of 2004, we plan to open 29 and remodel 8 additional stores and to increase catalog prospecting in all of our brands with 26% of our planned catalog circulation mailed in the emerging brands. We will also continue to focus on the strategic initiatives that are fueling our success: driving top-line sales growth, increasing pretax operating margin, and enhancing shareholder value.

Consistent with our strategic effort to drive top-line sales growth, we are continuing to invest in new growth opportunities in both our core and emerging brands. In our core brands (Williams-Sonoma, Pottery Barn and Pottery Barn Kids), we are increasing retail leased square footage and catalog circulation, introducing new core and seasonal merchandise assortments, enhancing product quality with a particular focus on furniture, closely monitoring our in-stock positions on retail and direct-to-customer inventories, and implementing new marketing initiatives that will continue to expand the reach of our brands.

We are also making investments in our emerging brands (PBteen, Hold Everything, West Elm and Williams-Sonoma Home). In PBteen, we intend to continue to increase catalog circulation and expand our on-line marketing initiatives. We will also focus on increasing interactions with teens through a variety of contests and campaigns that we expect will build brand affinity and drive customer acquisitions. In Hold Everything, we plan to continue to increase catalog circulation, launch our e-commerce website in the fourth quarter of 2004, and open three new prototype stores during the remainder of fiscal 2004. In West Elm, we intend to expand our on-line marketing initiatives and launch a new version of the e-commerce website, as the Internet continues to be a strong revenue driver in the West Elm brand. We are also committed to opening three new West Elm prototype stores during the remainder of 2004.

In the third quarter of 2004, we will be launching Williams-Sonoma Home, our newest brand. This new premium brand, offering classic home furnishings and decorative accessories of enduring quality and casual elegance, will extend the Williams-Sonoma lifestyle beyond the kitchen into every room of the home. With an initial circulation of over three million catalogs, this launch will be our largest mailing ever for a new brand.

In addition, for all of our emerging brands, we will incur costs to build infrastructure to support our emerging brands, including occupying additional distribution leased square footage.

NET REVENUES

Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Retail sales include sales of merchandise to customers at our retail stores, direct-to-customer sales include sales of merchandise to customers through catalogs and the Internet, and shipping fees consist of revenue received from customers for delivery of merchandise.

The following table summarizes our net revenues for the thirteen weeks ended August 1, 2004 (“Second Quarter of 2004”) and August 3, 2003 (“Second Quarter of 2003”), and the twenty-six weeks ended August 1, 2004 (“Year-to-Date 2004”) and August 3, 2003 (“Year-to-Date 2003”).

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1,		August 3,		August 1,		August 3,
Dollars in thousands	2004	% Total	2003	% Total	2004	% Total	2003	% Total
Retail sales	$380,659	55.2%	$335,272	57.8%	$730,088	54.9%	$638,356	57.1%
Direct-to-customer sales	262,022	38.0%	206,327	35.5%	508,622	38.2%	404,947	36.2%
Shipping fees	46,940	6.8%	38,824	6.7%	91,821	6.9%	73,960	6.7%

Net revenues	$689,621	100.0%	$580,423	100.0%	$1,330,531	100.0%	$1,117,263	100.0%

Net revenues for the Second Quarter of 2004 increased by $109,198,000, or 18.8%, over net revenues for the Second Quarter of 2003. This was primarily due to a year-over-year increase in store leased square footage of 12.0%, driven by 45 new store openings and the remodeling and expansion of an additional 23 stores, a comparable store sales increase of 5.0%, increased catalog circulation of 23.3%, and the strong momentum from our Internet growth initiatives. This increase was partially offset by the temporary closure of 23 stores and the permanent closure of 12 stores.

Net revenues for Year-to-Date 2004 increased by $213,268,000, or 19.1%, over net revenues for Year-to-Date 2003. This was primarily due to a year-over-year increase in store leased square footage of 12.0%, driven by 45 new store openings and the remodeling and expansion of an additional 23 stores, a comparable store sales increase of 5.8%, increased catalog circulation of 24.6%, and the strong momentum from our Internet growth initiatives. This increase was partially offset by the temporary closure of 23 stores and the permanent closure of 12 stores.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
Retail sales	$380,659	$335,272	$730,088	$638,356
Shipping fees	2,189	1,960	3,864	3,415

Total retail revenues	$382,848	$337,232	$733,952	$641,771

Percent growth in retail sales	13.5%	17.3%	14.4%	15.4%
Percent increase in comparable store sales	5.0%	6.5%	5.8%	2.9%
Number of stores — beginning of period	520	487	512	478
Number of new stores	4	4	12	13
Number of new stores due to remodeling[1]	7	2	9	5
Number of closed stores due to remodeling[1]	(7)	(4)	(9)	(7)
Number of permanently closed stores	(2)	—	(2)	—
Number of stores — end of period	522	489	522	489
Store selling square footage at quarter-end	2,705,000	2,411,000	2,705,000	2,411,000
Store leased square footage (“LSF”) at quarter-end	4,292,000	3,833,000	4,292,000	3,833,000

1	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

						Avg. LSF
	Store Count					per Store
	May 2,			August 1,	August 3,	August 1,	August 3,
	2004	Openings	Closings	2004	2003	2004	2003
Williams-Sonoma	241	7	(6)	242	236	5,600	5,300
Pottery Barn	175	3	(2)	176	160	11,800	11,500
Pottery Barn Kids	81	1	—	82	66	7,700	7,700
Hold Everything	8	—	(1)	7	13	4,400	3,800
West Elm	1	—	—	1	—	9,500	—
Outlets	14	—	—	14	14	14,400	13,100

Total	520	11	(9)	522	489	8,200	7,800

Retail revenues for the Second Quarter of 2004 increased by $45,616,000, or 13.5%, over the Second Quarter of 2003 primarily driven by a year-over-year increase in retail leased square footage of 12.0%, including 45 new store openings and the remodeling and expansion of an additional 23 stores, and a comparable store sales increase of 5.0%. This increase was partially offset by the temporary closure of 23 stores and the permanent closure of 12 stores. Net sales generated in the Pottery Barn and Pottery Barn Kids brands were the primary contributors to the year-over-year sales increase, partially offset by lower sales in the Hold Everything brand due to a year-over-year reduction in Hold Everything retail stores from 13 stores to 7 stores.

Retail revenues for Year-to-Date 2004 grew $92,181,000, or 14.4%, over Year-to-Date 2003, primarily due to 45 new store openings and the remodeling and expansion of an additional 23 stores, and a comparable store sales increase of 5.8%. This increase was partially offset by the temporary closure of 23 stores and the permanent closure of 12 stores. Net sales generated in the Pottery Barn, Pottery Barn Kids, and Williams-Sonoma brands were the primary contributors to the year-over-year sales increase, partially offset by lower sales in the Hold Everything brand due to the year-over-year reduction in Hold Everything retail stores from 13 stores to 7 stores.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Percent increase (decrease) in comparable store sales	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
Williams-Sonoma	(1.6%)	12.1%	0.9%	8.9%
Pottery Barn	10.2%	2.6%	10.2%	(0.9%)
Pottery Barn Kids	(0.4%)	5.7%	0.2%	(1.6%)
Hold Everything	7.1%	(2.5%)	6.8%	(5.0%)
Outlets	19.0%	6.5%	15.9%	8.4%

Total	5.0%	6.5%	5.8%	2.9%

The Second Quarter of 2004 comparable store decrease of 1.6% in the Williams-Sonoma brand was driven by the decision not to repeat two significant sales-generating events from last year. Our inventory reinstatement initiative and the additional traffic resulting from a deeply promotional tabletop transition generated a substantial portion of the brand’s 12.1% comparable store sales increase in the Second Quarter of 2003. The absence of these two events in the Second Quarter of 2004 was almost fully offset by a strong consumer response to key merchandising categories including core and seasonal foods, high-end electrics, housewares, cook’s tools and cutlery.

The Second Quarter of 2004 comparable store sales increase in Pottery Barn was primarily driven by a positive consumer response to overall merchandise assortments, including core and seasonal product offerings, and a higher in-stock position on retail inventories.

The Second Quarter of 2004 comparable store sales decrease in Pottery Barn Kids was primarily driven by the negative impact of new store openings in multi-store markets. Comparable store sales, however, were positive in both our single-store markets and those multi-store markets where there has not been an additional store opened in the last 12 months. We expect comparable store sales for Pottery Barn Kids stores in multi-store markets to remain volatile during the growth phase of the concept, consistent with our experience in the early years of the Pottery Barn store rollout.

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
Catalog sales	$151,020	$137,008	$302,068	$275,398
Internet sales	111,002	69,319	206,554	129,549

Total direct-to-customer sales	262,022	206,327	508,622	404,947

Shipping fees	44,751	36,864	87,957	70,545

Total direct-to-customer revenues	$306,773	$243,191	$596,579	$475,492

Percent growth in direct-to-customer sales	27.0%	16.5%	25.6%	13.9%
Percent growth in number of catalogs circulated	23.3%	15.6%	24.6%	16.9%

Direct-to-customer revenues (including catalog and Internet) in the Second Quarter of 2004 increased by $63,582,000, or 26.1%, over the Second Quarter of 2003. This increase was primarily driven by net sales generated in the Pottery Barn, PBteen and Pottery Barn Kids brands resulting from increased catalog circulation and the positive response to our on-line marketing initiatives. All of the brands in the direct-to-customer channel delivered positive growth during the quarter except Chambers, which mailed its final transition catalog during the quarter in preparation for the launch of Williams-Sonoma Home in the third quarter.

Direct-to-customer revenues for Year-to-Date 2004 increased $121,087,000, or 25.5%, over Year-to-Date 2003. This increase was primarily driven by net sales generated in the Pottery Barn, PBteen and Pottery Barn Kids brands, resulting from increased catalog circulation and the positive response to our on-line marketing initiatives. All of the brands in the direct-to-customer channel delivered positive growth year-to-date, except Chambers, which mailed its final transition catalog during the Second Quarter of 2004 in preparation for the launch of Williams-Sonoma Home in the third quarter of 2004.

Internet sales in the Second Quarter of 2004 increased by $41,683,000, or 60.1%, over the Second Quarter of 2003 and contributed 42.4% of total direct-to-customer sales in the Second Quarter of 2004 versus 33.6% in the Second Quarter of 2003. Internet sales for Year-to-Date 2004 increased by $77,005,000, or 59.4%, over Year-to-Date 2003 and contributed 40.6% of total direct-to-customer sales in Year-to-Date 2004 versus 32.0% in Year-to-Date 2003. Although the amount of Internet sales that are incremental to our direct-to-customer channel cannot be identified precisely, we estimate that approximately 35%-40% of company-wide non-gift registry Internet sales are incremental to the direct-to-customer channel and approximately 60%-65% are from customers who recently received a catalog.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1,	% Net	August 3,	% Net	August 1,	% Net	August 3,	% Net
Dollars in thousands	2004	Revenues	2003	Revenues	2004	Revenues	2003	Revenues
Cost of goods and occupancy expenses	$391,689	56.8%	$335,213	57.8%	$749,570	56.3%	$637,510	57.1%
Shipping costs	38,404	5.6%	30,132	5.2%	76,057	5.7%	60,367	5.4%

Total cost of goods sold	$430,093	62.4%	$365,345	63.0%	$825,627	62.0%	$697,877	62.5%

Cost of goods and occupancy expenses in the Second Quarter of 2004 increased by $56,476,000, or 16.9%, over the Second Quarter of 2003. As a percentage of net revenues, cost of goods and occupancy expenses decreased 100 basis points for the Second Quarter of 2004 from the Second Quarter of 2003. This percentage decrease was primarily driven by a rate reduction in occupancy expenses, partially offset by a higher percentage of furniture-driven merchandise cost of goods sold. The rate reduction in occupancy expenses resulted from a greater percentage of total Company net revenues being generated in the direct-to-customer channel, which does not incur store-related occupancy expenses, in addition to the overall leverage of fixed occupancy expenses that resulted from strong sales growth during the quarter.

Cost of goods and occupancy expenses for Year-to-Date 2004 increased by $112,060,000, or 17.6%, over Year-to-Date 2003. As a percentage of net revenues, cost of goods and occupancy expenses decreased 80 basis points for Year-to-Date 2004 from Year-to-Date 2003. This percentage decrease was primarily driven by a rate reduction in occupancy expenses, partially offset by the cost of replacing and liquidating damaged merchandise that was returned from customers. The rate reduction in occupancy expenses resulted from a greater percentage of total Company net revenues being generated in the direct-to-customer channel, which does not incur store-related occupancy expenses, in addition to the overall leverage of fixed occupancy expenses that resulted from strong sales growth during the year.

Shipping costs consist of third-party delivery services and shipping materials. Shipping costs in the Second Quarter of 2004 increased by $8,272,000, or 27.5%, versus the Second Quarter of 2003. This increase was directly related to a higher number of direct-to-customer shipments associated with the increase in direct-to-customer sales. Shipping costs, as a percentage of shipping fees, were 81.8% in the Second Quarter of 2004 versus 77.6% in the Second Quarter of 2003, primarily driven by an increase in furniture sales and a corresponding increase in furniture shipments, which generate lower shipping margins than the Company average.

Shipping costs for Year-to-Date 2004 increased by $15,690,000, or 26.0%, from Year-to-Date 2003 due to an increase in the number of customer shipments. This increase was directly related to a higher number of direct-to-customer shipments associated with the increase in direct-to-customer sales. Shipping costs, as a percentage of shipping fees, were 82.8% for Year-to-Date 2004 versus 81.6% for Year-To-Date 2003, primarily driven by an increase in furniture sales and a corresponding increase in furniture shipments, which generate lower shipping margins than the Company average.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $28,373,000, or 15.2%, to $214,599,000 in the Second Quarter of 2004 from $186,226,000 in the Second Quarter of 2003. Selling, general and administrative expenses expressed as a percentage of net revenues decreased to 31.1% in the Second Quarter of 2004 from 32.1% in the Second Quarter of 2003. This 100 basis point decrease as a percentage of net revenues was primarily driven by a rate reduction in employment expenses, partially offset by a rate increase in catalog advertising expenses. The employment rate decrease was primarily driven by year-over-year sales leverage in corporate employment, store labor, and employee benefit expenses. The advertising rate increase was primarily driven by a greater percentage of total Company net revenues in the Second Quarter of 2004 being generated in the direct-to-customer channel, which incurs advertising expense at a higher rate than the retail channel.

For Year-to-Date 2004, selling, general and administrative expenses increased $56,103,000, or 15.2%, to $425,172,000 from $369,069,000 for Year-to-Date 2003. Selling, general and administrative expenses expressed as a percentage of net revenues decreased by 100 basis points to 32.0% for Year-to-Date 2004 from 33.0% for Year-to-Date 2003. This percentage decrease was primarily driven by a rate reduction in employment expenses, resulting from year-over-year sales leverage in corporate employment and store labor, as well as an overall reduction in employee benefit costs.

INTEREST EXPENSE (INCOME) – NET

Interest expense, net of capitalized interest, was $150,000 in the Second Quarter of 2004 compared to interest income of $130,000 in the Second Quarter of 2003. For Year-to-Date 2004, net interest expense was $285,000 compared to net interest income of $446,000 for Year-to-Date 2003. The increase in interest expense in the Second Quarter of 2004 and for Year-to-Date 2004 was primarily due to additional interest expense of $389,000 and $779,000, respectively, associated with the consolidation of our Memphis-based distribution facilities. Prior to the adoption of FIN 46R, this expense would have been classified as occupancy expense.

INCOME TAXES

Our effective tax rate was 38.3% for Year-to-Date 2004 and 38.5% for Year-to-Date 2003. We expect our effective tax rate to remain at 38.3% for fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of August 1, 2004, we held $119,218,000 in cash and cash equivalents. As is consistent with our industry, a significant portion of our revenues and net earnings have been realized during the period from October through December, and levels of net revenues and net earnings have generally been significantly lower during the period from January through September. As a result, we utilize our cash throughout the year to fund the on-going operations of the business and we utilize the additional cash during the third quarter to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2004, we plan to utilize our cash resources to fund our inventory and inventory-related purchases, catalog advertising and marketing initiatives, and to support current store development and infrastructure strategies. In addition to the current cash balances on-hand, we have a $200,000,000 credit facility available as of August 1, 2004. We have not borrowed against this facility in Year-to-Date 2004. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity and capital for our business operations and growth opportunities during the next twelve months.

For Year-to-Date 2004, net cash provided by operating activities was $22,246,000 as compared to net cash used in operating activities of $66,496,000 in Year-to-Date 2003. Net cash provided by operating activities for Year-to-Date 2004 was primarily attributable to net earnings, depreciation expense, an increase in customer deposits due to the continued growth in our unredeemed gift certificates and gift card liabilities and an increase in deferred rent and lease incentives due to an increase in retail store openings. This cash increase was partially offset by the payment of income taxes, an increase in accounts receivable due to the timing of credit card receipts, an increase in landlord receivables relating to the cost of store construction and the timing of new store openings in 2004 as well as an increase in prepaid expenses and other assets primarily related to the Mississippi Debt Transaction. (See Note C to our “Notes to Condensed Consolidated Financial Statements”).

For Year-to-Date 2004, net cash used in investing activities was $81,731,000 as compared to $71,831,000 for Year-to-Date 2003. Year-to-Date 2004 purchases of property and equipment included approximately $38,425,000 for stores, $26,543,000 for systems development projects (including e-commerce websites) and $16,763,000 for distribution and facility infrastructure projects.

Year-to-Date 2003 purchases of property and equipment of $71,831,000 included approximately $41,976,000 for stores, $27,559,000 for systems development projects (including e-commerce websites) and $2,296,000 for distribution and facility infrastructure projects.

In fiscal 2004, we anticipate investing $180,000,000 to $190,000,000 in the purchase of property and equipment, primarily for the construction of 41 new stores and the remodeling of 17 stores, systems development projects (including e-commerce websites), and distribution and facility infrastructure projects.

For Year-to-Date 2004, net cash provided by financing activities was $14,431,000 comprised primarily of proceeds from the issuance of bonds associated with the Mississippi Debt Transaction and the exercise of stock options, partially offset by cash used to repurchase common stock and the repayment of capital lease obligations. For Year-to-Date 2003, cash provided by financing activities was $25,497,000, comprised primarily of proceeds from the exercise of stock options, partially offset by the repayment of capital lease obligations.

Stock Repurchase Program

In May 2004, the Board of Directors authorized a stock repurchase program to acquire up to 2,500,000 shares of our outstanding common stock in the open market. During the Second Quarter of 2004, we repurchased and retired 255,500 shares of our common stock under the program at a total cost of approximately $7,915,000, a weighted average cost of $30.98 per share. At August 1, 2004, the remaining authorized amount of stock eligible for repurchase was 2,244,500 shares. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

			Number of Shares	Maximum
	Total		Purchased as	Number of Shares
	Number	Average	Part of a Publicly	That May Yet Be
	of Shares	Price Paid	Announced Plan	Purchased
Period	Purchased	Per Share	or Program	Under the Plan
May 3, 2004 - May 30, 2004	—	—	—	2,500,000
May 31, 2004 - June 27, 2004	—	—	—	2,500,000
June 28, 2004 - August 1, 2004	255,500	$30.98	255,500	2,244,500

Total	255,500	—	255,500	2,244,500

Impact of Inflation

The impact of inflation on results of operations was not significant for Year-to-Date 2004 or Year-to-Date 2003.

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

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. As of August 1, 2004, there have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended February 1, 2004.

RISK FACTORS

The following information describes certain significant risks and uncertainties inherent in our business. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended February 1, 2004 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other disclosed risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

In addition, we are subject to certain risks, including availability of raw materials, labor disputes, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, and general economic and political conditions, that might limit our vendors’ ability to provide us with quality merchandise on a timely basis and at a price that is commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs.

Our dependence on foreign vendors subjects us to a variety of risks and uncertainties.

In fiscal 2003, we sourced our products from manufacturers in 41 countries outside of the United States. Approximately 61% of our merchandise purchases were foreign-sourced, primarily from Asia and Europe. Our dependence on foreign vendors means, in part, that we may be affected by declines in the relative value of the U.S. dollar to other foreign currencies. Although substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

In each of the past three fiscal years, our retail stores have generated approximately 59% of our net revenues. We currently expect an increase of approximately 41 new and 17 remodeled retail stores in fiscal 2004 as part of our growth strategy. There is no assurance that we will be able to open the number of stores that we predict for 2004 or for future periods, or that the stores we open will be successful.

Our ability to open additional stores successfully will depend upon a number of factors, including:

•	our identification and availability of suitable store locations;

•	our success in negotiating leases on acceptable terms;

•	our ability to secure required governmental permits and approvals;

•	our hiring and training of skilled store operating personnel, especially management;

•	our timely development of new stores, including the availability of construction materials and labor and the absence of significant construction and other delays in store openings based on weather or other events;

•	the availability of financing on acceptable terms (if at all); and

•	general economic conditions.

Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographics surveys regarding location of consumers in our target market segments. While we believe that the surveys and other relevant information are helpful indicators of suitable store locations, we recognize that the information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, changes in demographics, in the types of merchandise that we sell and in the pricing of our products may reduce the number of suitable store locations. Further, time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays. Construction and other delays in store openings could have a negative impact on our business and operating results. We may not be able to open new stores or, if opened, operate those stores profitably.

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

Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters and other unexpected events, and any of these events could result in an interruption in our business.

Our corporate offices, distribution centers, infrastructure projects and direct-to-customer operations, as well as the operations of vendors from which we receive goods and services, are vulnerable to damage from earthquakes, fire, floods, power loss, telecommunications failures, and similar events. If any of these events results in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

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

Postal rate increases, paper costs, printing costs and other catalog distribution costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. Our cost of paper has fluctuated significantly during the past three fiscal years, and our paper costs may increase in the future. Although we have entered into long-term contracts for catalog paper and catalog printing, these contracts offer no assurance that our catalog production costs will not substantially increase following expiration of the contracts. Future increases in postal rates or paper or printing costs would have a negative impact on our operating results to the extent that we are unable to pass such increases on directly to customers or offset such increases by raising prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems.

We have historically experienced fluctuations in customer response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the sizing and timing of delivery of the catalogs. In addition, environmental organizations may attempt to create an unfavorable impression of our paper use in catalogs. The failure to effectively produce or distribute the catalogs could affect the timing of catalog delivery, which could cause customers to forego or defer purchases.

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

To be successful, we need to manage our operating costs while we continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially in peak sales seasons, and incur other expenses to support new brands and brand extensions, as well as the opening of new stores and direct-to-customer growth of our existing brands. Although we strive to secure long-term contracts with our service providers and other vendors and otherwise limit our financial commitment to them, we may not be able to avoid unexpected operating cost increases in the future. In addition, there appears to be a growing number of wage and hour lawsuits against retail companies, especially in California. From time to time we may also experience union organizing activity in currently non-union distribution facilities, stores and direct-to-customer operations. Union organizing activity may result in work slowdowns or stoppages and higher labor costs, which would harm our business and operating results. Further, we incur substantial costs to warehouse and distribute our inventory. Significant increases in our inventory levels may result in increased warehousing and distribution costs. Higher than expected costs, particularly if coupled with lower than expected sales, would negatively impact our business and operating results.

We are planning certain systems changes that might disrupt our supply chain operations.

Our success depends on our ability to source and distribute merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems supporting the product pipeline, including design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation and price management. Modifications will involve updating or replacing legacy systems with successor systems during the course of several years. There are inherent risks associated with replacing our core systems, including supply chain and merchandising systems disruptions that affect our ability to get the correct products into the appropriate stores and delivered to customers. We may not successfully launch these new systems or the launch may result in supply chain and merchandising systems disruptions. Any such disruptions could have a material adverse effect on our business and operating results.

We are considering changes to our information technology infrastructure that might disrupt our business.

We are considering engaging a third party to host and manage some portions of our information technology infrastructure. If this occurs, we would rely on the third party to host our servers, software applications and websites. Accordingly, we would be subject to the risks associated with such third party’s ability to provide information technology services to meet our needs. Our operations would depend significantly on this party’s ability to make our servers, software applications and websites available and to protect our data from damage or interruption from human error, computer viruses, intentional acts of vandalism, labor disputes, natural disasters and similar events. If this party is unable to adequately protect our data and information is lost or our ability to deliver our services is interrupted, then our business may be harmed.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are evaluating our internal controls systems in order to allow management to report on, and our Registered Independent Public Accounting Firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expenses and a diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. Any such action could adversely affect our financial results and the market price of our common stock.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas, and the strategic importance of fourth quarter results. A significant portion of our revenues and net earnings have been realized during the period from October through December. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. If, for any reason, we were to realize significantly lower-than-expected revenues or net earnings during the October through December selling season, our business and results of operations would be materially adversely affected.

We may require external funding sources for operating funds.

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

Interest Rate Risk

The interest payable on our bank line of credit, the Mississippi Debt Transaction and on two of our operating leases is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable rate debt and operating leases rose 24 basis points (an approximate 10% increase in the associated variable rates as of August 1, 2004), our results from operations and cash flows would not be significantly affected.

For one of the operating leases with a variable interest rate (2.8% at August 1, 2004), we have an interest rate cap contract at 5.88% with a notional amount as of August 1, 2004 of $11,833,000 which extends through February 2005. The contract has not been designated as a hedge and is accounted for by adjusting the carrying amount of the contract to market. Any gain or loss associated with this contract was recorded in selling, general and administrative expenses and was not material to us for Year-to-Date 2004 and Year-to-Date 2003.

In addition, we have fixed and variable income investments which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an insignificant effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. During fiscal 2003, approximately 7% of our international purchase transactions were in currencies other than the U.S. dollar. As of August 1, 2004, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of August 1, 2004, we have 11 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. As necessary, we utilize 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. These contracts are accounted for by adjusting the carrying amount of the contract to market and recognizing any gain or loss in selling, general and administrative expenses in each reporting period. We did not enter into any new contracts during the Second Quarter of 2004. Any gain or loss associated with foreign currency exchange rate fluctuations were not material to us.

ITEM 4. CONTROLS AND PROCEDURES

As of August 1, 2004, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation as of August 1, 2004, our management, including our Chief Executive Officer and Executive Vice President, Chief Financial Officer, concluded that our disclosure controls and procedures were effective such that material information required to be included in our SEC reports is recorded, processed, summarized and reported within the periods specified in the SEC rules and forms. There have been no significant changes in our internal controls over financial reporting, or in other factors subsequent to August 1, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, which are not currently material, are increasing in number as our business expands and our company grows larger. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information required by this Item is contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Stock Repurchase Program” within Part I of this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on May 19, 2004.

At the Company’s 2004 Annual Meeting of Shareholders, the shareholders took the following actions:

(I)	The shareholders elected each of the following persons by the vote indicated to serve as a Director of the Company until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified:

Name	For	Withheld
Sanjiv Ahuja	105,524,847	898,708
Adrian D.P. Bellamy	104,144,663	2,278,892
Patrick J. Connolly	101,383,413	5,040,142
Jeanne P. Jackson	104,119,427	2,304,128
W. Howard Lester	103,891,038	2,532,517
Michael R. Lynch	102,460,867	3,962,688
Edward A. Mueller	103,879,314	2,544,241
Richard T. Robertson	105,552,852	870,703

(II)	The shareholders approved, by the vote indicated, an amendment and restatement of the Williams-Sonoma, Inc. 2001 Stock Option Plan to (i) increase the shares issuable under the plan by 3,500,000 shares, and (ii) provide for the issuance of stock options, restricted stock and deferred stock awards:

For	Against	Abstain	Broker Non-vote
87,205,436	7,991,436	61,061	11,165,622

(III)	The shareholders ratified, by the vote indicated, the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Company’s fiscal year ending January 30, 2005:

For	Against	Abstain	Broker Non-vote
104,301,393	2,064,770	57,392	0

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)
3.2	Certificate of Amendment of Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
3.3	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated April 29, 2002
3.4	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated as of July 22, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)
10.1	Second Addendum, dated June 1, 2004, to Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee, Robert Pattillo Properties, Inc. as lessor, and the Company as guarantor dated December 1, 2003
10.2	Second Amendment, dated as of July 2, 2004, to the Reimbursement Agreement between the Company and Bank of America, National Association, dated July 2, 2002
10.3	Second Amendment, dated as of July 2, 2004, to the Reimbursement Agreement between the Company and The Bank of New York, dated July 2, 2002
10.4	Second Amendment, dated as of July 2, 2004, to the Reimbursement Agreement between the Company and Fleet National Bank, dated July 2, 2002
10.5	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 as filed with the Commission on August 18, 2004, File No. 333-118351)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

	By:	/s/ SHARON L. MCCOLLAM

Sharon L. McCollam
Executive Vice President, Chief Financial Officer

Dated: September 10, 2004