Form 10-Q
period 2004-10-31
WILLIAMS SONOMA INC
filed 2004-12-10
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004.

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

Indicate by check mark (“ ✓ ”) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓    No

Indicate by check mark (“ ✓ ” ) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ✓    No

As of November 28, 2004, 117,064,424 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	October 31, 2004	February 1, 2004	November 2, 2003
ASSETS
Current assets
Cash and cash equivalents	$88,783	$163,910	$42,547
Accounts receivable – net	54,794	31,573	45,756
Merchandise inventories – net	497,044	404,100	466,373
Prepaid catalog expenses	65,484	38,465	54,939
Prepaid expenses	28,788	24,780	26,829
Deferred income taxes	17,387	20,532	16,325
Other assets	14,715	4,529	9,045
Total current assets	766,995	687,889	661,814
Property and equipment – net	829,193	765,030	692,556
Other assets – net	21,807	17,816	18,608
Total assets	$1,617,995	$1,470,735	$1,372,978
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$225,238	$155,888	$196,375
Accrued salaries, benefits and other	73,293	78,674	62,742
Customer deposits	136,347	116,173	115,268
Income taxes payable	767	64,525	32,175
Current portion of long-term debt	24,148	8,988	7,737
Other liabilities	18,247	18,636	18,991
Total current liabilities	478,040	442,884	433,288
Deferred rent and lease incentives	193,930	176,015	176,161
Long-term debt	19,935	28,389	11,913
Deferred income tax liabilities	8,836	8,887	11,357
Other long-term obligations	11,822	9,969	7,595
Total liabilities	712,563	666,144	640,314
Commitments and contingencies	-	-	-
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	-	-	-
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 117,037, 115,827 and 116,926 at October 31, 2004, February 1, 2004 and November 2, 2003, respectively	1,170	1,158	1,169
Additional paid-in capital	287,304	252,325	226,507
Retained earnings	611,506	547,821	501,932
Accumulated foreign currency translation adjustment	5,452	3,287	3,056
Total shareholders’ equity	905,432	804,591	732,664
Total liabilities and shareholders’ equity	$1,617,995	$1,470,735	$1,372,978

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Dollars and shares in thousands, except per share amounts	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
Net revenues	$722,761	$632,824	$2,053,291	$1,750,087
Cost of goods sold	441,547	384,053	1,267,173	1,081,930
Gross margin	281,214	248,771	786,118	668,157
Selling, general and administrative expenses	235,018	210,065	660,189	579,134
Interest expense (income) – net	53	(116)	339	(562)
Earnings before income taxes	46,143	38,822	125,590	89,585
Income taxes	17,676	14,946	48,104	34,490
Net earnings	$28,467	$23,876	$77,486	$55,095
Basic earnings per share	$0.24	$0.20	$0.67	$0.48
Diluted earnings per share	$0.24	$0.20	$0.65	$0.46
Shares used in calculation of earnings per share:
Basic	116,656	116,755	116,157	115,440
Diluted	119,862	120,277	119,345	118,815

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
Dollars in thousands	October 31, 2004	November 2, 2003

Cash flows from operating activities:
Net earnings	$77,486	$55,095
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	81,755	73,825
Net loss on disposal of assets	918	1,698
Amortization of deferred lease incentives	(16,552)	(14,285)
Deferred income taxes	3,171	-
Amortization of deferred stock-based compensation	-	250
Other	335	-
Changes in:
Accounts receivable	(23,152)	(11,348)
Merchandise inventories	(92,507)	(144,364)
Prepaid catalog expenses	(27,019)	(19,775)
Prepaid expenses and other assets	(18,510)	(22,470)
Accounts payable	69,193	28,885
Accrued salaries, benefits and other	(3,901)	(17,468)
Customer deposits	20,064	21,882
Deferred rent and lease incentives	34,156	28,930
Income taxes payable	(51,700)	(24,275)
Net cash provided by (used in) operating activities	53,737	(43,420)
Cash flows from investing activities:
Purchases of property and equipment	(144,828)	(131,852)
Net cash used in investing activities	(144,828)	(131,852)
Cash flows from financing activities:
Proceeds from bond issuance	15,000	-
Repayments of long-term obligations	(8,295)	(7,115)
Proceeds from exercise of stock options	23,952	30,274
Repurchase of common stock	(14,755)	-
Debt issuance and credit facility renewal costs	(208)	-
Net cash provided by financing activities	15,694	23,159
Effect of exchange rates on cash and cash equivalents	270	1,165
Net decrease in cash and cash equivalents	(75,127)	(150,948)
Cash and cash equivalents at beginning of period	163,910	193,495
Cash and cash equivalents at end of period	$88,783	$42,547

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Thirty-nine Weeks Ended October 31, 2004 and November 2, 2003

(Unaudited)

NOTE A.  FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we”, “us” or “our”). The condensed consolidated balance sheets as of October 31, 2004 and November 2, 2003, the condensed consolidated statements of earnings for the thirteen and thirty-nine week periods ended October 31, 2004 and November 2, 2003, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 31, 2004 and November 2, 2003 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine week periods then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet at February 1, 2004, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2004.

The results of operations for the thirteen and thirty-nine weeks ended October 31, 2004 are not necessarily indicative of the operating results of the full year.

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

NOTE B.  ACCOUNTING POLICIES

Stock-Based Compensation  We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense is recognized in the consolidated financial statements for stock options granted at fair value. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” however, requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur using the Black-Scholes option pricing model.

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to all of our stock-based compensation arrangements.

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
Dollars in thousands, except per share amounts		October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
Net earnings, as reported		$28,467	$23,876	$77,486	$55,095
Add:	Stock-based employee compensation expense included in reported net earnings, net of related tax effect	-	-	-	154
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,380)	(4,013)	(12,744)	(12,714)
Pro forma net earnings		$24,087	$19,863	$64,742	$42,535
Basic earnings per share
	As reported	$0.24	$0.20	$0.67	$0.48
	Pro forma	0.21	0.17	0.56	0.37
Diluted earnings per share
	As reported	$0.24	$0.20	$0.65	$0.46
	Pro forma	0.20	0.16	0.53	0.35

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
Dividend yield	-	-	-	-
Volatility	60.6%	63.4%	61.4%	64.4%
Risk-free interest	3.8%	3.4%	3.8%	3.4%
Expected term (years)	6.9	6.7	6.9	6.7

During fiscal 2001, we entered into employment agreements with certain executive officers. All stock-based compensation expense related to these agreements was fully amortized as of our first quarter ended May 4, 2003. We recognized zero and $250,000 of stock-based compensation expense related to these employment agreements in the thirty-nine weeks ended October 31, 2004 and November 2, 2003, respectively.

NOTE C. BORROWING ARRANGEMENTS

We have a line of credit facility that provides for $200,000,000 of unsecured revolving credit and contains certain restrictive loan covenants, including minimum tangible net worth, maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), minimum fixed charge coverage ratio and maximum annual capital expenditures. The agreement expires on October 22, 2005. Through April 22, 2005, we may, upon notice to the lenders, request an increase in the facility up to

$250,000,000. We may elect interest rates calculated by reference to the agent’s internal reference rate or LIBOR plus a margin based on our leverage ratio. During the thirty-nine weeks ended October 31, 2004 and November 2, 2003, we had no borrowings under the line of credit facility and were in compliance with all of our loan covenants.

In June 2004, in an effort to utilize tax incentives offered to us by the state of Mississippi, we entered into an agreement whereby the Mississippi Business Finance Corporation issued $15,000,000 in long-term variable rate industrial development bonds, the proceeds of which were loaned to us to finance the acquisition and installation of leasehold improvements and equipment located in our newly leased Olive Branch distribution center (the “Mississippi Debt Transaction”). The bonds are marketed through a remarketing agent and are secured by a letter of credit issued under our $200,000,000 line of credit facility. The bonds mature on June 1, 2024. The bond rate resets each week based upon current market rates. The rate in effect at October 31, 2004 was 1.96%.

The bond agreement allows for each bondholder to tender their bonds to the trustee for repurchase, on demand, with seven days advance notice. In the event the remarketing agent fails to remarket the bonds, the trustee will draw upon the letter of credit to fund the purchase of the bonds. As of October 31, 2004, these bonds are classified as current debt. The bond proceeds are restricted for use in the acquisition and installation of leasehold improvements and equipment located in our Olive Branch, Mississippi facility. As of October 31, 2004, we had acquired and installed leasehold improvements and equipment associated with the facility in the amount of $9,546,000 and are in the process of submitting the documentation required to receive reimbursement of the bond proceeds. As a result, these funds are recorded as restricted cash within current other assets. The balance of the proceeds have been recorded on the balance sheet as non-current restricted cash within long-term other assets.

We have three unsecured commercial letter of credit reimbursement agreements for an aggregate of $125,000,000, each of which expires on July 2, 2005. As of October 31, 2004, $101,321,000 was outstanding under the letter of credit agreements. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of October 31, 2004. The latest expiration for the letters of credit issued under the agreements is November 29, 2005.

As of October 31, 2004, we had issued and outstanding standby letters of credit under the line of credit facility in an aggregate amount of $32,577,000. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and the Mississippi Debt Transaction.

NOTE D.  COMMITMENTS

On September 30, 2004, we entered into a five-year service agreement with International Business Machines Corporation, or IBM, to host and manage certain aspects of our data center information technology infrastructure. The terms of the agreement require the payment of both fixed and variable charges over the life of the agreement. The variable charges are primarily based on CPU hours, storage capacity and support services that are expected to fluctuate throughout the term of the agreement.

Under the terms of the agreement, we are subject to a minimum charge over the five-year term of the agreement. This minimum charge is based on both a fixed and variable component calculated as a percentage of the total estimated service charges over the five-year term of the agreement. As of October 31, 2004, we estimate this minimum charge to be approximately $29,190,000. The fixed component of this minimum charge will be paid annually not to exceed approximately $5,000,000, while the variable component will be based on usage. The agreement can be terminated at any time for cause and after 24 months for convenience. In the event the agreement is terminated for convenience, a graduated termination fee will be assessed based on the time period remaining in the contract term, not to exceed $9,000,000.

NOTE E.  COMPREHENSIVE INCOME

Comprehensive income for the thirteen and thirty-nine weeks ended October 31, 2004 and November 2, 2003 was as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Dollars in thousands	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
Net earnings	$28,467	$23,876	$77,486	$55,095
Other comprehensive income - Foreign currency translation adjustment	1,917	951	2,165	3,067
Comprehensive income	$30,384	$24,827	$79,651	$58,162

NOTE F.  EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Per Share Amount
Thirteen weeks ended October 31, 2004
Basic	$28,467	116,656	$0.24
Effect of dilutive stock options	-	3,206
Diluted	$28,467	119,862	$0.24
Thirteen weeks ended November 2, 2003
Basic	$23,876	116,755	$0.20
Effect of dilutive stock options	-	3,522
Diluted	$23,876	120,277	$0.20
Thirty-nine weeks ended October 31, 2004
Basic	$77,486	116,157	$0.67
Effect of dilutive stock options	-	3,188
Diluted	$77,486	119,345	$0.65
Thirty-nine weeks ended November 2, 2003
Basic	$55,095	115,440	$0.48
Effect of dilutive stock options	-	3,375
Diluted	$55,095	118,815	$0.46

Common shares issuable through options with an exercise price greater than the average market price of common shares were 113,000 and 400,000 for the thirteen weeks and 137,000 and 701,000 for the thirty-nine weeks ended October 31, 2004 and November 2, 2003, respectively, and were not included in the computation of diluted earnings per share.

NOTE G.  LEGAL PROCEEDINGS

On September 24, 2004, a purported class action lawsuit entitled Alvarez, et al. v. Williams-Sonoma, Inc., et al. was filed in the Superior Court of California, San Francisco County. The potential class consists of current and former store managers and assistant store managers in California Williams-Sonoma brand stores. The lawsuit alleges that the employees were improperly classified under California’s wage and hour and unfair business practice laws and seeks damages, penalties under California’s wage and hour laws, restitution and attorneys’ fees and costs. We are vigorously investigating and defending this litigation. Because the case is in the very early stages, the financial impact to us cannot yet be predicted.

In addition, we are involved in other lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, which are not currently material, are increasing in number as our business expands and our company grows larger. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

NOTE H.  SEGMENT REPORTING

We have two reportable segments, retail and direct-to-customer. The retail segment sells products for the home through our five retail concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything and West Elm). The five retail concepts are operating segments, which have been aggregated into one reportable segment, retail. The direct-to-customer segment sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and five e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com and westelm.com).

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail	Direct-to- Customer	Unallocated	Total
Thirteen weeks ended October 31, 2004
Net revenues	$394,180	$328,581	-	$722,761
Depreciation and amortization expense	19,018	3,855	$4,658	27,531
Earnings before income taxes	31,610	49,416	(34,883)	46,143

Capital expenditures	41,006	18,582	3,509	63,097
Thirteen weeks ended November 2, 2003
Net revenues	$353,199	$279,625	-	$632,824
Depreciation and amortization expense	16,889	3,535	$3,762	24,186
Earnings before income taxes	30,179	43,802	(35,159)	38,822

Capital expenditures	49,938	7,178	2,905	60,021
Thirty-nine weeks ended October 31, 2004
Net revenues	$1,128,131	$925,160	-	$2,053,291
Depreciation and amortization expense	56,712	11,456	$13,587	81,755
Earnings before income taxes	96,499	140,484	(111,393)	125,590

Assets	951,432	299,286	367,277	1,617,995
Capital expenditures	91,105	45,504	8,219	144,828
Thirty-nine weeks ended November 2, 2003
Net revenues	$994,969	$755,118	-	$1,750,087
Depreciation and amortization expense	50,662	12,162	$11,001	73,825
Earnings before income taxes	83,230	111,562	(105,207)	89,585

Assets	885,957	221,569	265,452	1,372,978
Capital expenditures	102,834	16,733	12,285	131,852

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything and West Elm). The direct-to-customer segment of our business sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and five e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com and westelm.com). Based on net revenues in fiscal 2003, retail net revenues accounted for 58.9% of our business and direct-to-customer net revenues accounted for 41.1% of our business. Based on their contribution to our net revenues in fiscal 2003, the core brands in both retail and direct-to-customer are: Pottery Barn, which sells contemporary tableware and home furnishings; Williams-Sonoma, which sells cookware essentials; and Pottery Barn Kids, which sells stylish children’s furnishings. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, projections of earnings, revenues or financial items, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance of our brands, statements related to stronger merchandising, improved sourcing and enhanced retail execution in the Williams-Sonoma brand, statements related to our plans to increase retail leased square footage, statements related to increasing and expanding catalog circulation and increasing catalog page counts, statements related to introducing new core and seasonal merchandise assortments, statements related to enhancing product quality, statements related to reducing our customer backorders and improving our in-stock positions in key furniture programs, statements related to implementing new marketing initiatives and expanding on-line and electronic direct marketing initiatives, statements related to making investments in our emerging brands, statements related to increasing our interactions with our teen customers and broadening our assortment of teenage home-centered gifts, statements related to our plans to open new retail stores, statements related to launching new websites, statements regarding future comparable store sales, statements related to the use of our available cash, statements related to our projected capital expenditures, statements related to the timing of the replenishment of our inventory levels, statements related to our stock repurchase program, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

OVERVIEW

In the third quarter of 2004 versus the third quarter of 2003, on revenue growth of 14.2%, we increased our diluted earnings per share by 20.0%, to $0.24 per share and our pre-tax operating margin by 30 basis points, despite a difficult retail environment and a challenging performance in the Williams-Sonoma brand. A strong consumer response to our merchandising initiatives in the Pottery Barn brand, with particularly strong growth in furniture, growth in our Internet channel, and continuing benefits from successful overhead cost containment initiatives drove these results.

During the third quarter of 2004, net revenues increased 14.2% from the third quarter of 2003, primarily driven by increases in the Pottery Barn, Pottery Barn Kids and PBteen brands. A positive consumer response to both our core and seasonal product offerings, with particularly strong growth in furniture, drove the Pottery Barn businesses.

In our retail channel, net revenues increased 11.6% from the third quarter of 2003, due to an increase in store leased square footage of 10.2% and a comparable store sales increase of 3.1%, which was driven primarily by increases in the Pottery Barn and Pottery Barn Kids brands. The comparable store sales increase was partially impacted by Williams-Sonoma which had a challenging quarter, primarily in the tabletop, cookware and outdoor categories. We believe the challenges we faced in Williams-Sonoma in the third quarter of 2004 will be overcome in future quarters with stronger merchandising, improved sourcing, and enhanced retail execution.

In our direct-to-customer channel, net revenues increased 17.5% in the third quarter of 2004 versus the third quarter of 2003. This increase was primarily driven by incremental sales generated in the Pottery Barn, PBteen, West Elm and Pottery Barn Kids brands resulting from increased catalog circulation and the continued success of our e-commerce initiatives.

In the third quarter of 2004, we launched Williams-Sonoma Home, our newest brand. This new premium brand, offering classic home furnishings and decorative accessories, extends the Williams-Sonoma lifestyle beyond the kitchen into every room of the home. During the quarter, we circulated approximately 5,600,000 catalogs and were pleased with the consumer response. From a merchandising perspective, we saw strong performance in textiles, furniture, lighting, and decorative accessories. Especially promising was the success of the customer upholstered furniture assortment that was targeted against the void in the market between the high-end designer and contemporary home furnishings.

Operationally, in the third quarter, we finalized the start-up of our new 781,000 square foot East Coast furniture distribution center in Cranbury, New Jersey. The new center has allowed us to improve our service levels to our East Coast customers and has made it operationally efficient for us to bring a large percentage of our furniture containers through East Coast ports, avoiding the congestion on the West Coast.

As we look forward to the fourth quarter, we are continuing to focus on our strategic initiatives. In our core brands (Williams-Sonoma, Pottery Barn and Pottery Barn Kids), consistent with our strategic effort to drive top-line sales growth, we are increasing retail leased square footage and catalog circulation, introducing new core and seasonal merchandise assortments, continuing to enhance product quality with a particular focus on furniture, focusing on reducing our customer backorders and improving our in-stock positions in key furniture programs and implementing new marketing initiatives that will continue to expand the reach of our brands.

During the fourth quarter of 2004, we will be making investments in our emerging brands (PBteen, West Elm, Hold Everything and Williams-Sonoma Home). In PBteen, we will continue to increase page counts per catalog, expand our on-line marketing initiatives, increase our interactions with our teen customers through contests, print media and entertainment related promotions and broaden our assortment of teenage home-centered gifts. In West Elm, we will open our third prototype store and will continue to expand our on-line search and electronic direct marketing initiatives. In Hold Everything, we plan to launch our first e-commerce website and open three new prototype stores. In Williams-Sonoma Home, we will continue to expand catalog circulation, focus on identifying customers in the underserved premium market segment, and expand our e-mail marketing initiatives to grow our customer database and attract new customers to the interactive e-catalog.

NET REVENUES

Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Retail sales include sales of merchandise to customers at our retail stores, direct-to-customer sales include sales of merchandise to customers through catalogs and the Internet, and shipping fees consist of revenue received from customers for delivery of merchandise.

The following table summarizes our net revenues for the thirteen weeks ended October 31, 2004 (“Third Quarter of 2004”) and November 2, 2003 (“Third Quarter of 2003”) and the thirty-nine weeks ended October 31, 2004 (“Year-to-Date 2004”) and November 2, 2003 (“Year-to-Date 2003”).

	Thirteen Weeks Ended				Thirty-nine Weeks Ended

Dollars in thousands	October 31, 2004	% Total	November 2, 2003	% Total	October 31, 2004	% Total	November 2, 2003	% Total
Retail sales	$392,144	54.2%	$351,418	55.5%	$1,122,232	54.6%	$989,774	56.6%
Direct-to-customer sales	281,518	39.0%	239,268	37.8%	790,140	38.5%	644,216	36.8%
Shipping fees	49,099	6.8%	42,138	6.7%	140,919	6.9%	116,097	6.6%
Net revenues	$722,761	100.0%	$632,824	100.0%	$2,053,291	100.0%	$1,750,087	100.0%

Net revenues for the Third Quarter of 2004 increased by $89,937,000, or 14.2%, over net revenues for the Third Quarter of 2003. This was primarily due to a year-over-year increase in store leased square footage of 10.2%, driven by 36 new store openings and the remodeling and expansion of an additional 24 stores, a comparable store sales increase of 3.1%, increased catalog circulation of 10.3%, and the strong momentum from our Internet growth initiatives. This increase was partially offset by the temporary closure of 23 stores and the permanent closure of 11 stores since the Third Quarter of 2003.

Net revenues for Year-to-Date 2004 increased by $303,204,000, or 17.3%, over net revenues for Year-to-Date 2003. This was primarily due to a year-over-year increase in store leased square footage of 10.2%, driven by 36 new store openings and the remodeling and expansion of an additional 24 stores, a comparable store sales increase of 4.9%, increased catalog circulation of 19.4%, and the strong momentum from our Internet growth initiatives. This increase was partially offset by the temporary closure of 23 stores and the permanent closure of 11 stores since the Third Quarter of 2003.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

Dollars in thousands	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
Retail sales	$392,144	$351,418	$1,122,232	$989,774
Shipping fees	2,036	1,781	5,899	5,195
Total retail revenues	$394,180	$353,199	$1,128,131	$994,969
Percent growth in retail sales	11.6%	14.8%	13.4%	15.2%
Percent increase in comparable store sales	3.1%	5.6%	4.9%	3.9%
Number of stores - beginning of period	522	489	512	478
Number of new stores	18	27	30	40
Number of new stores due to remodeling[1]	8	7	17	12
Number of closed stores due to remodeling[1]	(6)	(6)	(15)	(13)
Number of permanently closed stores	-	(1)	(2)	(1)
Number of stores – end of period	542	516	542	516
Store selling square footage at quarter-end	2,820,000	2,577,000	2,820,000	2,577,000
Store leased square footage (“LSF”) at quarter-end	4,489,000	4,075,000	4,489,000	4,075,000

1Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

	Store Count					Average LSF per Store

	August 1, 2004	Openings	Closings	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
Williams-Sonoma	242	14	(4)	252	243	5,600	5,300
Pottery Barn	176	7	(2)	181	170	11,800	11,400
Pottery Barn Kids	82	3	-	85	77	7,700	7,700
Hold Everything	7	-	-	7	12	4,400	3,900
West Elm	1	2	-	3	-	14,200	-
Outlets	14	-	-	14	14	14,400	13,900
Total	522	26	(6)	542	516	8,300	7,900

Retail revenues for the Third Quarter of 2004 increased by $40,981,000, or 11.6%, over the Third Quarter of 2003, primarily driven by a year-over-year increase in store leased square footage of 10.2%, including 36 new store openings and the remodeling and expansion of an additional 24 stores, and a comparable store sales increase of 3.1%, despite a difficult retail environment and a challenging performance in the Williams-Sonoma brand. This increase was partially offset by the temporary closure of 23 stores and the permanent closure of 11 stores since the Third Quarter of 2003. Net sales generated in the Pottery Barn and Pottery Barn Kids brands were the primary contributors to the year-over-year sales increase, partially offset by lower sales in the Hold Everything brand due to a year-over-year reduction in Hold Everything retail stores from 12 stores to 7 stores.

Retail revenues for Year-to-Date 2004 increased $133,162,000, or 13.4%, over Year-to-Date 2003, primarily due to 36 new store openings and the remodeling and expansion of an additional 24 stores, and a comparable store sales increase of 4.9%. This increase was partially offset by the temporary closure of 23 stores and the permanent closure of 11 stores since the Third Quarter of 2003. Net sales generated in the Pottery Barn, Pottery Barn Kids, and Williams-Sonoma brands were the primary contributors to the year-over-year sales increase, partially offset by lower sales in the Hold Everything brand due to the year-over-year reduction in Hold Everything retail stores from 12 stores to 7 stores.

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

	Thirteen Weeks Ended				Thirty-nine Weeks Ended

Percent increase (decrease) in comparable store sales	October 31, 2004		November 2, 2003		October 31, 2004		November 2, 2003
Williams-Sonoma	(4.2%	)	6.9%		(0.8%	)	8.2%
Pottery Barn	5.7%		5.4%		8.6%		1.3%
Pottery Barn Kids	5.6%		6.3%		2.2%		1.4%
Hold Everything	4.0%		(8.3%	)	5.8%		(6.2%	)
Outlets	19.6%		2.5%		17.2%		6.3%
Total	3.1%		5.6%		4.9%		3.9%

The Third Quarter of 2004 comparable store sales increase in Pottery Barn of 5.7% from the Third Quarter of 2003 was primarily driven by a positive consumer response to the overall merchandise assortments, particularly furniture.

The Third Quarter of 2004 comparable store sales increase in Pottery Barn Kids of 5.6% from the Third Quarter of 2003 was primarily driven by a strong performance in both single-store and multi-store markets, successful in-store marketing programs and new merchandise assortments, particularly furniture.

The Third Quarter of 2004 comparable store sales decrease in Williams-Sonoma of 4.2% from the Third Quarter of 2003 was primarily driven by the underperformance in the tabletop, cookware and outdoor categories as well as the decision not to repeat last year’s deeply promotional tabletop transition, which was responsible for a portion of the brand’s comparable store sales increase in the Third Quarter of 2003.

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

Dollars in thousands	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
Catalog sales	$163,247	$156,914	$465,315	$432,312
Internet sales	118,271	82,354	324,825	211,904
Total direct-to-customer sales	281,518	239,268	790,140	644,216
Shipping fees	47,063	40,357	135,020	110,902
Total direct-to-customer revenues	$328,581	$279,625	$925,160	$755,118
Percent growth in direct-to-customer sales	17.7%	27.5%	22.7%	18.6%
Percent growth in number of catalogs circulated	10.3%	23.0%	19.4%	19.0%

Direct-to-customer revenues (including catalog and Internet) in the Third Quarter of 2004 increased by $48,956,000, or 17.5%, over the Third Quarter of 2003. This increase was primarily driven by net sales generated in the Pottery Barn, PBteen, West Elm and Pottery Barn Kids brands resulting from increased catalog circulation and the positive response to our on-line marketing initiatives.

Direct-to-customer revenues for Year-to-Date 2004 increased $170,042,000, or 22.5%, over Year-to-Date 2003. This increase was primarily driven by net sales generated in the Pottery Barn, PBteen, Pottery Barn Kids and West Elm brands, resulting from increased catalog circulation and the positive response to our on-line marketing initiatives.

Internet sales in the Third Quarter of 2004 increased by $35,917,000, or 43.6%, over the Third Quarter of 2003 and contributed 42.0% of total direct-to-customer sales in the Third Quarter of 2004 versus 34.4% in the Third Quarter of 2003. Internet sales for Year-to-Date 2004 increased by $112,921,000, or 53.3%, over Year-to-Date 2003 and contributed 41.1% of total direct-to-customer sales in Year-to-Date 2004 versus 32.9% in Year-to-Date 2003. Although the amount of Internet sales that are incremental to our direct-to-customer channel cannot be identified precisely, we estimate that approximately 40% of our company-wide non-gift registry Internet sales are incremental to the direct-to-customer channel and approximately 60% are catalog-driven sales.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-nine Weeks Ended

Dollars in thousands	October 31, 2004	% Net Revenues	November 2, 2003	% Net Revenues	October 31, 2004	% Net Revenues	November 2, 2003	% Net Revenues
Cost of goods and occupancy expenses	$400,378	55.4%	$350,745	55.4%	$1,149,947	56.0%	$988,255	56.5%
Shipping costs	41,169	5.7%	33,308	5.3%	117,226	5.7%	93,675	5.4%
Total cost of goods sold	$441,547	61.1%	$384,053	60.7%	$1,267,173	61.7%	$1,081,930	61.8%

Cost of goods and occupancy expenses in the Third Quarter of 2004 increased by $49,633,000, or 14.2%, over the Third Quarter of 2003. As a percentage of net revenues, cost of goods and occupancy expenses remained unchanged for the Third Quarter of 2004 from the Third Quarter of 2003. Although the rate as a percentage of net revenues remained unchanged, there were offsetting contributing factors. As a percentage of net revenues, cost of goods sold and occupancy expenses increased from the Third Quarter of 2003 due to a higher percentage of total company net revenues in the Third Quarter of 2004 being driven by furniture, which generates a higher average cost of good sold. This increase was offset by a reduction in markdowns from the Third Quarter of 2003 due to a deeply promotional tabletop transition in 2003 and a rate reduction in occupancy expenses. The rate reduction in occupancy expenses resulted from a greater percentage of total Company net revenues being generated in the direct-to-customer channel, which does not incur store related occupancy expenses, in addition to the overall leverage of fixed occupancy expenses that resulted from strong revenue growth during the quarter.

Cost of goods and occupancy expenses for Year-to-Date 2004 increased by $161,692,000, or 16.4%, over Year-to-Date 2003. As a percentage of net revenues, cost of goods and occupancy expenses decreased 50 basis points for Year-to-Date 2004 from Year-to-Date 2003. This percentage decrease was primarily driven by a rate reduction in occupancy expenses, partially offset by the cost of replacing and liquidating damaged merchandise that was returned from customers. The rate reduction in occupancy expenses resulted from a greater percentage of total Company net revenues being generated in the direct-to-customer channel, which does not incur store-related occupancy expenses, in addition to the overall leverage of fixed occupancy expenses that resulted from strong revenue growth during the year.

Shipping costs consist of third-party delivery services and shipping materials. Shipping costs in the Third Quarter of 2004 increased by $7,861,000, or 23.6%, versus the Third Quarter of 2003. This increase was directly related to a higher number of direct-to-customer shipments associated with the increase in direct-to-customer sales. Shipping costs as a percentage of shipping fees were 83.8% in the Third Quarter of 2004 versus 79.0% in the Third Quarter of 2003, primarily driven by an increase in furniture sales and a corresponding increase in furniture shipments, which generate lower shipping margins than the Company average.

Shipping costs for Year-to-Date 2004 increased by $23,551,000, or 25.1%, from Year-to-Date 2003 due to a higher number of direct-to-customer shipments associated with the increase in direct-to-customer sales. Shipping costs as a percentage of shipping fees were 83.2% for Year-to-Date 2004 versus 80.7% for Year-To-Date 2003, primarily driven by an increase in furniture sales and a corresponding increase in furniture shipments, which generate lower shipping margins than the Company average.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $24,953,000, or 11.9%, to $235,018,000 in the Third Quarter of 2004 from $210,065,000 in the Third Quarter of 2003. Selling, general and administrative expenses expressed as a percentage of net revenues decreased to 32.5% in the Third Quarter of 2004 from 33.2% in the Third Quarter of 2003. This 70 basis point decrease as a percentage of net revenues was primarily driven by rate reductions in employment and advertising expenses. The employment rate decrease was primarily driven by year-over-year sales leverage in corporate employment and employee benefit expenses. The advertising rate reduction was primarily driven by a greater percentage of total Company net revenues in the Third Quarter of 2004 being generated in the e-commerce channel, which incurs advertising expenses at a lower rate than the Company average.

For Year-to-Date 2004, selling, general and administrative expenses increased $81,055,000, or 14.0%, to $660,189,000 from $579,134,000 for Year-to-Date 2003. Selling, general and administrative expenses expressed as a percentage of net revenues decreased by 90 basis points to 32.2% for Year-to-Date 2004 from 33.1% for Year-to-Date 2003. This decrease as a percentage of net revenues was primarily driven by rate reductions in employment expenses resulting from year-over-year sales leverage in corporate employment and store labor as well as an overall rate reduction in employee benefit expenses, partially offset by an increase in other general expenses.

INTEREST EXPENSE (INCOME) – NET

Interest expense, net of capitalized interest, was $53,000 in the Third Quarter of 2004 compared to interest income of $116,000 in the Third Quarter of 2003. For Year-to-Date 2004, net interest expense was $339,000 compared to net interest income of $562,000 for Year-to-Date 2003. The increase in interest expense in the Third Quarter of 2004 and for Year-to-Date 2004 was primarily due to additional interest expense of $376,000 and $1,155,000, respectively, associated with the consolidation of our Memphis-based distribution facilities. Prior to the adoption of FIN 46R, this expense would have been classified as occupancy expense. This increase in interest expense was partially offset by an increase in interest income resulting from an increase in our cash balances from the prior year.

INCOME TAXES

Our effective tax rate was 38.3% for Year-to-Date 2004 and 38.5% for Year-to-Date 2003. We expect our effective tax rate to remain at approximately 38.3% for fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2004, we held $88,783,000 in cash and cash equivalents. As is consistent with our industry, a significant portion of our revenues and net earnings are realized during the period from October through December, and levels of net revenues and net earnings are generally significantly lower during the period from January through September. As a result, we utilize our cash throughout the year to fund the on-going operations of the business, such as our inventory and inventory-related purchases, catalog advertising and marketing initiatives and to support current store development and infrastructure strategies. We utilize the additional cash during the third quarter to build our inventory levels in preparation for our fourth quarter holiday sales. In addition to the current cash balances on-hand, we have a $200,000,000 credit facility available as of October 31, 2004. We have not borrowed against this facility in Year-to-Date 2004. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity and capital for our business operations and growth opportunities during the next twelve months.

For Year-to-Date 2004, net cash provided by operating activities was $53,737,000 as compared to net cash used in operating activities of $43,420,000 in Year-to-Date 2003. Net cash provided by operating activities for Year-to-Date 2004 was primarily attributable to net earnings, excluding depreciation and amortization expense, an increase in accounts payable driven by higher freight payables and the timing of expenditures, an increase in deferred rent and lease incentives due to retail store openings and an increase in customer deposits due to the continued growth in our unredeemed gift certificates and gift card liabilities. This cash increase was partially offset by an increase in merchandise inventories in preparation for our fourth quarter holiday sales. Although merchandise inventories increased 6.6% from the prior year, this was lower than our expectations due to lower than planned in-stock positions on key furniture collections resulting from better than expected sales demand, and the ongoing success of our newly implemented inventory initiatives. We expect to fully replenish our inventory levels by the end of the first quarter of 2005. Additionally, this cash increase was partially offset by the payment of income taxes, an increase in prepaid catalog expenses due to the timing of expenditures for our catalogs and an increase in catalog circulation, and an increase in accounts receivable due to the timing of third party credit card receipts.

For Year-to-Date 2004, net cash used in investing activities was $144,828,000 as compared to $131,852,000 for Year-to-Date 2003. Year-to-Date 2004 purchases of property and equipment included approximately $75,254,000 for stores, $39,198,000 for systems development projects (including e-commerce websites) and $30,376,000 for distribution and facility infrastructure projects.

Year-to-Date 2003 purchases of property and equipment of $131,852,000 included approximately $85,850,000 for stores, $40,871,000 for systems development projects (including e-commerce websites) and $5,131,000 for distribution and facility infrastructure projects.

In fiscal 2004, we anticipate investing $180,000,000 to $190,000,000 in the purchase of property and equipment, primarily for the construction of 43 new stores and the remodeling of 17 stores, systems development projects (including e-commerce websites), and distribution and facility infrastructure projects.

For Year-to-Date 2004, net cash provided by financing activities was $15,694,000, as compared to $23,159,000 for Year-to-Date 2003, comprised primarily of proceeds from the exercise of stock options and the issuance of bonds associated with the Mississippi Debt Transaction, partially offset by cash used to repurchase common stock and the repayment of capital lease and long-term debt obligations.

For Year-to-Date 2003, cash provided by financing activities was $23,159,000, comprised primarily of proceeds from the exercise of stock options, partially offset by the repayment of capital lease and long-term debt obligations.

Stock Repurchase Program

In May 2004, the Board of Directors authorized a stock repurchase program to acquire up to 2,500,000 shares of our outstanding common stock in the open market. During the second quarter of 2004, we repurchased and retired 255,500 shares of our common stock under the program at a total cost of approximately $7,915,000, a weighted average cost of $30.98 per share. No additional shares were repurchased during the Third Quarter of 2004. At October 31, 2004, the remaining authorized amount of stock eligible for repurchase was 2,244,500 shares. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. Subsequent to October 31, 2004, we repurchased and retired 849,300 shares of our common stock under the program at a total cost of approximately $31,069,000, a weighted average cost of $36.58 per share.

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

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. As of October 31, 2004, there have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended February 1, 2004.

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

Our success depends upon our ability to anticipate and respond in a timely manner to changing merchandise trends and customer demands. Consumer preferences cannot be predicted with certainty and may change between sales seasons. Changes in customer preferences and buying trends may also affect our brands differently. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly, and we may be required to mark down certain products to sell the resulting excess inventory or to sell such inventory through our outlet stores or other liquidation channels at prices which are significantly lower than our retail prices, each of which would harm our business and operating results.

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

In light of the many competitive challenges facing us, we may not be able to compete successfully. Increased competition could harm our sales, operating results and business.

We depend on key domestic and foreign vendors for timely and effective sourcing of our merchandise, and we are subject to various risks and uncertainties that might affect our vendors’ ability to produce quality merchandise.

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We have no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of our products.

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

In addition, we are subject to certain risks, including availability of raw materials, labor disputes, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, and general economic and political conditions, that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at a price that is commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs.

Our dependence on foreign vendors subjects us to a variety of risks and uncertainties.

In fiscal 2003, we sourced our products from manufacturers in 41 countries outside of the United States. Approximately 61% of our merchandise purchases were foreign-sourced, primarily from Asia and Europe. Our dependence on foreign vendors means that we may be affected by declines in the relative value of the U.S. dollar to other foreign currencies. Although substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

In each of the past three fiscal years, our retail stores have generated approximately 59% of our net revenues. During 2004 we opened 43 new and 17 remodeled retail stores as part of our growth strategy. The growth of our sales and profits depend, in large part, on our ability to successfully open new stores.

Our ability to open additional stores successfully will depend upon a number of factors, including:

•	our identification and availability of suitable store locations;
•	our success in negotiating leases on acceptable terms;
•	our ability to secure required governmental permits and approvals;
•	our hiring and training of skilled store operating personnel, especially management;
•	our timely development of new stores, including the availability of construction materials and labor and the absence of significant construction and other delays in store openings based on weather or other events;
•	the availability of financing on acceptable terms, if at all; and
•	general economic conditions.

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

We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales and timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from all of our stores. Accordingly, we are subject to the risks, including labor disputes such as the west coast port strike of 2002, union organizing activity, inclement weather, natural disasters, and possible acts of terrorism associated with such carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have increased substantially and airline companies struggle to operate profitably, which could lead to increased fulfillment expenses. The increased fulfillment costs could negatively affect our business and operating results by increasing our transportation costs and, therefore, decreasing the efficiency of our shipments.

Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business.

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

We have historically experienced fluctuations in customer response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the sizing and timing of delivery of the catalogs. In addition, environmental organizations may attempt to create an unfavorable impression of our paper use in catalogs. The failure to effectively produce or distribute our catalogs could affect the timing of catalog delivery, which could cause customers to forego or defer purchases.

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

We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected by management, additional sales returns might be recorded in the future. Actual merchandise returns may exceed our reserves. In addition, to the extent that returned merchandise is damaged, we may not receive full retail value from the resale or liquidation of the merchandise. Further, the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed merchandise return reserves. Any significant increase in merchandise returns that exceeds our reserves could harm our business and operating results.

We must successfully manage the complexities associated with a multi-channel and multi-brand business.

During the past few years, with the launch and expansion of our Internet business, new brands and brand expansions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our Internet business might cannibalize a significant portion of our retail and catalog businesses. While we recognize that our Internet sales cannot be entirely incremental to sales through our retail and catalog channels, we seek to attract as many new customers as possible to our e-commerce websites. We continually analyze the business results of our three channels and the relationships among the channels, in an effort to find opportunities to build incremental sales. However, as our Internet business grows and as we add e-commerce websites for more of our concepts, these increased Internet sales may cannibalize a portion of our retail and catalog businesses.

We may not be able to introduce new brands and brand extensions that improve our business.

We have recently introduced three new brands – West Elm, PBteen and Williams-Sonoma Home and may introduce new brands and brand extensions in the future. If we devote time and resources to new brands and brand extensions, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands and brand extensions prove to be very successful, we risk hurting our existing brands through the potential migration of existing brand customers to the new businesses. We may not be able to introduce new brands and brand extensions that improve our overall business and operating results.

Our inability to obtain commercial insurance at acceptable prices might have a negative impact on our business.

Insurance costs continue to be volatile, affected by natural catastrophes, fear of terrorism and financial irregularities and other fraud at publicly-traded companies. We believe that commercial insurance coverage is prudent for risk management and insurance costs may increase substantially in the future. In addition, for certain types or levels of risk, such as risks associated with earthquakes or terrorist attacks, we might determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we might choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could harm our business and operating results.

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

There appears to be a growing number of patent infringement lawsuits instituted against companies such as ours that have an Internet business. The plaintiff in each case claims to hold a patent that covers certain website technology, which is allegedly infringed by the operation of the defendants’ e-commerce websites. We are currently a defendant in one such patent infringement case and anticipate being named in others in the future, as part of an industry-wide trend. Even in cases where a plaintiff’s claim lacks merit, the defense costs in a patent infringement case can be high. Additional patent infringement claims may be brought against us, and the cost of defending such claims or the ultimate resolution of such claims may harm our business and operating results.

We need to manage our employment, occupancy and other operating costs.

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially in peak sales seasons, and incur other expenses to support new brands and brand extensions, as well as the opening of new stores and direct-to-customer growth of our existing brands. Although we strive to secure long-term contracts with our service providers and other vendors and to otherwise limit our financial commitment to them, we may not be able to avoid unexpected operating cost increases in the future. In addition, there appears to be a growing number of wage and hour lawsuits against retail companies, especially in California.

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

Our success depends on our ability to source and distribute merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems supporting the product pipeline, including design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation and price management. Modifications will involve updating or replacing legacy systems with successor systems during the course of several years. There are inherent risks associated with replacing our core systems, including supply chain and merchandising systems disruptions that affect our ability to get the correct products into the appropriate stores and delivered to customers. We may not successfully launch these new systems, or the launch may result in supply chain and merchandising systems disruptions. Any such disruptions could harm our business and operating results.

We are implementing changes to our data center information technology infrastructure that might disrupt our business.

We have engaged IBM to host and manage certain aspects of our data center information technology infrastructure. Accordingly, we are subject to the risks associated with IBM’s ability to provide information technology services to meet our needs. Our operations will depend significantly upon IBM’s ability to make our servers, software applications and websites available and to protect our data from damage or interruption from human error, computer viruses, intentional acts of vandalism, labor disputes, natural disasters and similar events. If IBM is unable to adequately protect our data and information is lost or our ability to deliver our services is interrupted, then our business may be harmed.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are evaluating our internal control systems in order to allow management to report on, and our Registered Independent Public Accounting Firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expenses and a diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal control procedures and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of these actions on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. Any such action could adversely affect our financial results and the market price of our common stock.

Our operating and financial performance in any given period might not meet the extensive guidance that we have provided to the public.

We provide extensive public guidance on our expected operating and financial results for future periods. Although we believe that this guidance fosters confidence among investors and analysts, and is useful to our shareholders and potential shareholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our guidance may not always be accurate. If in the future our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could decline.

Our quarterly results of operations might fluctuate due to a variety of factors, including seasonality.

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

Interest Rate Risk

The interest payable on our bank line of credit, the Mississippi Debt Transaction and on two of our operating leases is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable rate debt and operating leases rose 28 basis points (an approximate 10% increase in the associated variable rates as of October 31, 2004), our results from operations and cash flows would not be significantly affected.

For one of the operating leases with a variable interest rate (3.3% at October 31, 2004), we have an interest rate cap contract at 5.88% with a notional amount of $11,708,000 which extends through February 2005. The contract has not been designated as a hedge and is accounted for by adjusting the carrying amount of the contract to market. Losses on the contract have not been and are not expected to be significant and are included in selling, general and administrative expenses.

In addition, we have fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the United States in transactions that are denominated in U.S. dollars. During fiscal 2003, approximately 7% of our international purchase transactions were in currencies other than the U.S. dollar. As of October 31, 2004, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs in the future in both U.S. and foreign currency denominated transactions.

As of October 31, 2004, we have 11 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. As necessary, we utilize 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. These contracts are accounted for by adjusting the carrying amount of the contract to market and recognizing any gain or loss in selling, general and administrative expenses in each reporting period. We did not enter into any new contracts during Year-to-Date 2004. Any gain or loss associated with foreign currency exchange rate fluctuations was not material to us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of October 31, 2004, an evaluation was performed with the participation of our management, including our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 24, 2004, a purported class action lawsuit entitled Alvarez, et al. v. Williams-Sonoma, Inc., et al. was filed in the Superior Court of California, San Francisco County. The potential class consists of current and former store managers and assistant store managers in California Williams-Sonoma brand stores. The lawsuit alleges that the employees were improperly classified under California’s wage and hour and unfair business practice laws and seeks damages, penalties under California’s wage and hour laws, restitution and attorneys’ fees and costs. We are vigorously investigating and defending this litigation. Because the case is in the very early stages, the financial impact to us cannot yet be predicted.

In addition, we are involved in other lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, which are not currently material, are increasing in number as our business expands and our company grows larger. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Services Agreement, dated September 30, 2004, by and between the Company and International Business Machines Corporation
10.2	Forms of Notice of Grant and Stock Option Agreement under the Company’s 1993 Stock Option Plan, 2000 Nonqualified Stock Option Plan and 2001 Long-Term Incentive Plan
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	We have requested confidential treatment on certain portions of this exhibit from the Securities and Exchange Commission. The confidential redacted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ SHARON L. MCCOLLAM
Sharon L. McCollam Executive Vice President, Chief Financial Officer

Date: December 10, 2004