Form 10-K
period 2005-01-30
WILLIAMS SONOMA INC
filed 2005-04-15
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒   No  ☐

As of August 1, 2004, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $3,126,069,000. It is assumed for purposes of this computation that an affiliate includes all persons as of August 1, 2004 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the registrant’s Williams-Sonoma, Inc. Stock Fund.

As of March 27, 2005, 115,426,679 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, on or about April 18, 2005, have been incorporated in Part III hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the letter to shareholders contained in this annual report contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, any projections of earnings, revenues or financial items, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance and growth potential of our brands, statements related to improved sourcing and enhanced retail execution in the Williams-Sonoma brand, statements related to our plans to increase retail leased square footage, statements related to increasing our distribution center square footage, statements related to strategic and operational benefits derived from our new east coast distribution center, statements related to increasing and expanding catalog circulation and increasing catalog page counts, statements related to market acceptance of new products and brands, statements related to identification and growth of underserved market segments, statements related to seasonal variations in demand, statements related to adequacy of current facilities, statements related to litigation matters, statements related to payment of dividends, statements related to tax incentives, statements related to introducing new core and seasonal merchandise assortments, statements related to enhancing product quality, statements related to reducing our customer backorders, improving our in-stock positions in key furniture programs and improving our order fulfillment rates, statements related to implementing new merchandising and inventory and order management systems, new merchandising programs, new store replenishment programs, new marketing initiatives and expanding on-line and electronic direct marketing initiatives, statements related to making investments in our emerging brands, statements related to our plans to open new retail stores, statements related to launching new websites, statements related to future comparable store sales, statements related to our fiscal 2005 income tax provision and effective tax rate, statements related to the use of our available cash, statements related to our projected capital expenditures, statements related to the timing of the replenishment of our inventory levels, statements related to our stock repurchase program, statements related to the impact of new accounting pronouncements, statements related to indemnifications under our agreements, statements related to legal proceedings and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

WILLIAMS-SONOMA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 30, 2005

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything and West Elm). The direct-to-customer segment of our business sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and holdeverything.com). Based on net revenues in fiscal 2004, retail net revenues accounted for 57.7% of our business and direct-to-customer net revenues accounted for 42.3% of our business. Based on their contribution to our net revenues in fiscal 2004, the core brands in both retail and direct-to-customer are: Pottery Barn, which sells contemporary tableware and home furnishings; Williams-Sonoma, which sells cookware essentials; and Pottery Barn Kids, which sells stylish children’s furnishings.

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

In 2001, we launched our Pottery Barn Kids e-commerce website, Pottery Barn gift and bridal registry, and Pottery Barn Kids gift registry. Additionally, in 2001, we opened five new retail stores (two Williams-Sonoma, two Pottery Barn and one Pottery Barn Kids) in Toronto, Canada, our first stores operated by us outside of the U.S.

In 2002, we launched our West Elm catalog. The brand targets young, design conscious consumers looking to furnish and accessorize their apartments, lofts or first homes with quality products at accessible price points. West Elm product categories include furniture, decorative accessories, tabletop items and an extensive textile collection.

In 2003, we launched our West Elm e-commerce website, opened our first West Elm retail store and launched our newest extension of the Pottery Barn brand, PBteen, with the introduction of the PBteen catalog. PBteen offers exclusive collections of home furnishings and decorative accessories that are specifically designed to reflect the personalities of the teenage market. In late 2003, we launched our PBteen e-commerce website.

In 2004, the Chambers brand was retired as a result of the launch of Williams-Sonoma Home, our newest brand. This new premium brand, offering classic home furnishings and decorative accessories, extends the Williams-Sonoma lifestyle beyond the kitchen into every room of the home.

In addition, in 2004, we launched our first Hold Everything e-commerce website, opened three new prototype stores, transitioned the merchandise assortment and improved the visual presentation of both the retail stores and the catalog.

RETAIL STORES

The retail segment has five merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything and West Elm). As of January 30, 2005, we operated 552 retail stores, located in 43 states, Washington, D.C. and Canada. This represents 254 Williams-Sonoma, 183 Pottery Barn, 87 Pottery Barn Kids, 9 Hold Everything, 4 West Elm, and 15 Outlet stores (our Outlet stores carry merchandise from all merchandising concepts).

In fiscal 2005, we expect to increase retail leased square footage by approximately 8% to 9%, including 28 new stores (8 in Pottery Barn, 7 in West Elm, 5 in Williams-Sonoma, 3 in Pottery Barn Kids, 3 in Williams-Sonoma Home and 2 in Hold Everything) and 10 remodeled stores (7 in Williams-Sonoma, 2 in Pottery Barn and 1 Outlet store) offset by the anticipated permanent closure of 2 Williams-Sonoma stores. The average leased square footage for new and expanded stores in fiscal 2005 will be approximately 16,300 leased square feet for West Elm, 13,900 leased square feet for Williams-Sonoma Home, 11,400 leased square feet for Pottery Barn, 9,000 leased square feet for Hold Everything, 7,300 leased square feet for Pottery Barn Kids and 6,500 leased square feet for Williams-Sonoma. Detailed financial information about the retail segment is found in Note M to our Consolidated Financial Statements.

DIRECT-TO-CUSTOMER OPERATIONS

The direct-to-customer segment has seven merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and sells products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and holdeverything.com). Of these seven merchandising concepts, the Pottery Barn brand and its extensions have been the major source of sales growth in the direct-to-customer segment for the last several years. We believe that the success of the Pottery Barn brand and its extensions reflect our continuing investment in product design, product quality and multi-channel marketing.

The direct-to-customer channel over the past several years has been strengthened by the continued success of the Pottery Barn Kids brand, the introduction of e-commerce websites in all of our core brands and the launching of our newest brands, West Elm, PBteen and Williams-Sonoma Home. Although the amount of e-commerce sales that are incremental to our direct-to-customer channel cannot be identified precisely, we estimate that approximately 40% of our company-wide non-gift registry Internet sales are incremental to the direct-to-customer channel and approximately 60% are catalog-driven sales.

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

The direct-to-customer business complements the retail business by building brand awareness and acting as an effective advertising vehicle. In addition, we believe that the mail order catalogs and the Internet act as a cost efficient means of testing market acceptance of new products and new brands. Detailed financial information about the direct-to-customer segment is found in Note M to our Consolidated Financial Statements.

SUPPLIERS

We purchase our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which individually accounted for approximately 2.5% of purchases during fiscal 2004. Approximately 62% of our merchandise purchases in fiscal 2004 were foreign-sourced from manufacturers in 38 countries, primarily from Asia and Europe. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

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

PATENTS, TRADEMARKS, COPYRIGHTS AND DOMAIN NAMES

We own and/or have applied to register over 150 trademarks and service marks. We own and/or have applied to register our marks in the U.S., Canada and in approximately 20 additional jurisdictions. Exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries under license. These marks include brand names for products as well as house marks for our subsidiaries and their signature publications and websites. The house marks in particular, including “Williams-Sonoma,” the Williams-Sonoma Grande Cuisine logo, “Pottery Barn,” “hold everything,” “pottery barn kids,” “PBteen,” “west elm” and “Williams-Sonoma Home” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications and website designs, among other things, which are also used by our subsidiaries under license. We hold patents on certain product functions and product designs. Patents are generally valid for 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “wsweddings.com,” “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “pbteen.com,” “westelm.com,” “holdeverything.com,” “williamssonomahome.com,” and “williams-sonomainc.com.” Collectively, the copyrights, trade dress rights, patents and domain names that we hold are of material importance to us.

EMPLOYEES

As of January 30, 2005, we had approximately 36,000 employees, approximately 7,200 of whom were full-time employees. During the fiscal 2004 peak season, we hired approximately 16,400 temporary employees in our stores and in our direct-to-customer processing and distribution centers.

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Williams-Sonoma, Inc. and other companies that file materials with the SEC electronically. You may also obtain copies of our annual reports, Forms 10-K, Forms 10-Q and Forms 8-K, free of charge, on our website at www.williams-sonomainc.com.

ITEM 2.  PROPERTIES

Our gross leased store space, as of January 30, 2005, totaled approximately 4,637,000 square feet for 552 stores compared to approximately 4,163,000 square feet for 512 stores, as of February 1, 2004. All of the existing stores are leased by us with original terms ranging generally from 5 to 22 years. Certain leases contain renewal options for periods of up to 20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord have not been met. See Notes A and E to our Consolidated Financial Statements for more information.

We lease distribution facility space in the following locations:

Location	Square Footage (Approximate)
Olive Branch, Mississippi	2,885,000 square feet
Memphis, Tennessee	1,523,000 square feet
Cranbury, New Jersey	781,000 square feet

One of our Olive Branch, Mississippi distribution center agreements contains an option to lease an additional 333,000 square feet of distribution space. As of January 30, 2005, we had not exercised our rights under this option, however, we expect to exercise this option during fiscal 2005.

Two of our distribution facilities in Memphis, Tennessee are leased from two partnerships whose partners include a Director and a Director Emeritus, both of whom are significant shareholders. Both partnerships were consolidated by us as of February 1, 2004. See Note F to our Consolidated Financial Statements for more information.

On August 18, 2004, we entered into an agreement to lease a 500,000 square foot distribution facility located in Memphis, Tennessee.

Our Cranbury, New Jersey distribution center agreement requires us to lease an additional 219,000 square feet of the facility in the event the current tenant vacates the premises.

In addition, we contract with a third party who provides furniture delivery and storage services in a 662,000 square foot distribution facility in Ontario, California. This distribution square footage is not included in the table above.

We lease call center space in the following locations:

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

We also lease office space, design/photo studio and warehouse space, and data center space in the following locations:

Location	Square Footage (Approximate)
Brisbane, California	194,000 square feet
San Francisco, California	131,000 square feet
New York City, New York	52,000 square feet
Rocklin, California	14,000 square feet

As of January 30, 2005, we entered into an agreement to lease an additional 88,000 square feet of warehouse space in Brisbane, California, which we occupied in February 2005. In addition, we entered into an agreement to lease a 52,000 square foot facility in New York City, which replaces our currently occupied New York facility. We expect to occupy this new facility in May 2005. Although these facilities were not occupied by us as of year-end, we have included them within the table above.

I TEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The following table sets forth the high and low closing prices of our common stock on the NYSE for the periods indicated.

Fiscal 2004	High	Low
1st Quarter	$34.56	$30.68
2nd Quarter	$32.96	$28.79
3rd Quarter	$38.33	$29.46
4th Quarter	$41.21	$33.55
Fiscal 2003	High	Low
1st Quarter	$26.38	$20.37
2nd Quarter	$30.68	$25.71
3rd Quarter	$35.33	$26.93
4th Quarter	$37.15	$31.75

The closing sales price of our common stock on the NYSE on March 22, 2005 was $36.59. See Quarterly Financial Information on page 59 of this Annual Report on Form 10-K for the quarter-end closing sales price of our common stock for each quarter above.

SHAREHOLDERS

The number of shareholders of record of our common stock as of March 22, 2005 was approximately 516. This number excludes shareholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our common stock.

Additional information required by Item 5 is contained in Notes H and I to the Consolidated Financial Statements in this Annual Report on Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

STOCK REPURCHASE PROGRAM

In May 2004, the Board of Directors authorized a stock repurchase program to acquire up to 2,500,000 shares of our outstanding common stock. During fiscal 2004, we repurchased and retired 2,057,700 shares of our common stock under this program, in addition to 215,000 shares under our previously authorized stock repurchase program, at a total cost of approximately $79,320,000, a weighted average cost of $34.90 per share. As of year-end, the remaining authorized number of shares eligible for repurchase was 442,300 shares. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2004:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
November 1, 2004 -	November 28, 2004	—	—	—	—
November 29, 2004 -	December 26, 2004	1,344,500	$36.49	1,344,500	900,000
December 27, 2004 -	January 30, 2005	457,700	$33.88	457,700	442,300
Total		1,802,200	$35.83	1,802,200	442,300

I TEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

Dollars and amounts in thousands, except percentages, per share amounts and retail stores data	Jan. 30, 2005	Feb. 1, 2004	Feb. 2, 2003	Feb. 3, 2002[1]	Jan. 28, 2001
Results of Operations
Net revenues	$3,136,931	$2,754,368	$2,360,830	$2,086,662	$1,829,483
Net revenues growth	13.9%	16.7%	13.1%	14.1%	25.3%
Gross margin	$1,271,145	$1,110,577	$951,601	$793,989	$693,628
Earnings before income taxes	$310,205	$255,638	$202,282	$122,106	$92,329
Net earnings	$191,234	$157,211	$124,403	$75,096	$56,782
Basic net earnings per share[2]	$1.65	$1.36	$1.08	$0.67	$0.51
Diluted net earnings per share[2]	$1.60	$1.32	$1.04	$0.65	$0.49
Gross margin as a percent of net revenues	40.5%	40.3%	40.3%	38.1%	37.9%
Pre-tax operating margin as a percent of net revenues[3]	9.9%	9.3%	8.6%	5.9%	5.0%
Financial Position
Working capital	$351,608	$245,005	$200,556	$120,060	$81,623
Long-term debt and other long-term obligations	$32,476	$38,358	$23,217	$29,307	$28,267
Total assets	$1,745,545	$1,470,735	$1,264,455	$994,903	$891,928
Return on assets	11.9%	11.5%	11.0%	8.3%	7.5%
Shareholders’ equity	$957,662	$804,591	$643,978	$532,531	$427,458
Shareholders’ equity per share (book value)[2]	$8.30	$6.95	$5.63	$4.65	$3.83
Return on equity	21.7%	21.7%	21.1%	15.6%	14.0%
Debt-to-equity ratio	4.4%	4.6%	4.0%	6.0%	8.3%
Retail Sales
Retail sales growth	11.6%	14.0%	15.2%	18.3%	19.6%
Retail sales as a percent of net sales	61.4%	62.6%	64.0%	62.6%	60.3%
Comparable store sales growth	3.5%	4.0%	2.7%	1.7%	5.5%
Store count
Williams-Sonoma:	254	237	236	214	200
Grande Cuisine	238	215	204	176	155
Classic	16	22	32	38	45
Pottery Barn:	183	174	159	145	136
Design Studio	181	168	153	137	124
Classic	2	6	6	8	12
Pottery Barn Kids	87	78	56	27	8
Hold Everything	9	8	13	15	26
West Elm	4	1	—	—	—
Outlets	15	14	14	14	12
Number of stores at year-end	552	512	478	415	382
Store selling area at fiscal year-end (sq. ft.)	2,911,000	2,624,000	2,356,000	2,012,000	1,764,000
Store leased area at fiscal year-end (sq. ft.)	4,637,000	4,163,000	3,725,000	3,179,000	2,753,000
Direct-to-Customer Sales
Direct-to-customer sales growth	17.5%	21.1%	8.5%	7.4%	33.1%
Direct-to-customer sales as a percent of net sales	38.6%	37.4%	36.0%	37.4%	39.7%
Catalogs circulated during the year	368,210	328,355	279,724	245,224	233,199
Percent growth in number of catalogs circulated	12.1%	17.4%	14.1%	5.2%	21.0%
Percent growth in number of pages circulated	19.5%	16.8%	16.1%	1.4%	37.7%

1The fiscal year ended February 3, 2002 included 53 weeks.

2Per share amounts have been restated to reflect the 2-for-1 stock split in May 2002.

3Pre-tax operating margin is defined as earnings before income taxes.

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

OVERVIEW

In fiscal 2004, our diluted earnings per share increased by 21.2% to $1.60 and our net revenues increased 13.9% to $3.137 billion from $2.754 billion in fiscal 2003. The net revenues increase was primarily driven by increases in the Pottery Barn, Pottery Barn Kids, PBteen and Williams-Sonoma concepts. Increasing our revenues was a key strategic initiative for us in 2004 and we are pleased to have been able to deliver these results, despite a significantly weaker than expected consumer response to the holiday merchandising strategies in the Pottery Barn brand in the fourth quarter.

In our retail channel, net revenues increased 11.6% during fiscal 2004 versus fiscal 2003. This increase was primarily driven by a year-over-year increase in retail leased square footage of 11.4%, including 40 net new stores, and a comparable store sales increase of 3.5%. Net sales generated in the Pottery Barn, Williams-Sonoma, and Pottery Barn Kids brands were the primary contributors to the year-over-year sales increase, partially offset by the transitional impact of our Hold Everything brand realignment strategy. We achieved positive comparable store sales growth in each of our core brands in fiscal 2004.

In our direct-to-customer channel, net revenues increased 17.1% during fiscal 2004 versus fiscal 2003. This year-over-year increase was primarily driven by net sales generated in the Pottery Barn, PBteen, Pottery Barn Kids and West Elm brands resulting from increased catalog and page count circulation and the continued success of our e-commerce initiatives, as well as incremental net sales generated by the November launch of the Hold Everything e-commerce website. All of the brands in the direct-to-customer channel delivered positive growth during the fiscal year with the exception of the Chambers brand, which was retired in the second quarter of 2004 in anticipation of the launch of the Williams-Sonoma Home brand in the third quarter of 2004.

In our core brands, net sales increased 12.2% in 2004, primarily driven by net sales increases in both the Pottery Barn and Pottery Barn Kids brands and a mid-single digit net sales increase in the Williams-Sonoma brand.

In our emerging brands, including PBteen, West Elm, Hold Everything, and Williams-Sonoma Home, net sales increased 38.0%, primarily driven by strong performance in the PBteen and West Elm brands.

Net sales in 2004 in the PBteen brand increased 97.8% primarily driven by incremental sales from the e-commerce website that was launched in October 2003 and a 55% increase in catalog circulation. Although we continue to believe that it is too early to predict the ultimate growth potential of PBteen, the strong consumer response to this brand leads us to believe that we have identified another underserved market segment in the home, similar to Pottery Barn Kids, that could provide a significant long-term growth opportunity for the future.

Net sales in the West Elm brand increased 75.9% primarily driven by significant growth in the e-commerce channel and an extremely successful retail launch. In late 2004, we opened three new prototype stores in the West Elm brand, all of which currently rank in the top volume producing stores in the Company.

Net sales in 2004 in the Hold Everything brand increased 2.5%. Within the brand, 2004 was a year of significant transition in both the merchandising strategy and the lifestyle positioning of the brand. During 2004, we added significant management resources and infrastructure to support the future growth of the brand. In the direct-to-customer channel, we increased catalog prospecting to revitalize the customer database and launched the first Hold Everything e-commerce website in November. We also opened three new prototype stores in November. Although the overall growth in the Hold Everything brand met our expectations in 2004, its growth potential was limited by the breadth of the current merchandise assortment. We are currently in the process of developing substantially expanded assortments for 2005 and 2006.

Our newest brand, Williams-Sonoma Home, was launched in the third quarter of 2004. On a circulation of over 10 million catalogs, net sales in the brand were in line with the low end of our expectations. What we found especially encouraging about the initial consumer response to the overall merchandise assortment was the stronger than expected demand for custom upholstered furniture, which we believe speaks to the long-term competitive advantage that we can create in this brand by leveraging the strength of our supply chain organization.

During fiscal 2004, we also continued to improve our pre-tax operating margin, increasing from 9.3% in 2003 to 9.9% in 2004. This increase in the pre-tax operating margin was the result of several successful operational initiatives, including:

•	A reduction in shipping costs as a percentage of net revenues driven by the ongoing consolidation of freight providers, the in-sourcing of line-haul management in the furniture delivery network, and the strategic positioning of our coastal distribution centers in the proximity of our customer-base;
•	A reduction in telecommunication expenses driven by the renegotiation of our company-wide vendor agreements; and
•	A reduction in corporate overhead expenses as a percentage of net revenues due to strong expense management initiatives, primarily in employment and employment-related expenses.

During 2004, we made progress in building our infrastructure to support the growth of our core and emerging brands. In the information technology area, we entered into two strategic vendor partnerships with IBM: one to host and manage our data center and one to host our e-commerce websites. These agreements were entered into in order to more cost-effectively manage our information technology infrastructure, while at the same time, enhancing the functionality of our e-commerce websites. We also continued to invest in our new direct-to-customer order management and inventory management systems, which are currently in beta testing in our Hold Everything brand. These multi-phase, multi-year technology initiatives are at the heart of our long-term efforts to drive increased sales and reduced costs through productivity and operational efficiency.

In the area of inventory management and distribution operations, we increased our distribution center leased square footage, in part by opening our first east coast distribution center in Cranbury, New Jersey. We also made progress on our “weeks of supply” inventory management initiative, which resulted in a reduction in the base levels of our inventory due to more efficiently flowing merchandise through the supply chain. The sustainable benefit of this initiative, however, will not be realized until we implement our new merchandising systems in 2006.

As we enter 2005, we will continue to focus on our three long-term strategic initiatives: driving profitable top-line sales growth; increasing pre-tax operating margin; and enhancing shareholder value.

To drive profitable top-line sales growth, we expect to add 26 net new retail locations, increase catalog circulation, expand customer contacts through electronic direct marketing, and intensify the marketing support behind our bridal and gift registry businesses. In our emerging brands, we plan to focus on executing initiatives that we believe will build brand awareness and enhance customer access to the brands. In PBteen in 2005, we plan to increase catalog circulation and expand our successful on-line marketing initiatives. We also plan to drive aggressive name capture programs to expand our teen affinity database. In West Elm, we plan to increase catalog circulation and open seven new retail stores. We continue to believe that West Elm has the potential to be our largest brand, if we can successfully evolve the merchandising strategy, broaden the overall consumer appeal, and capture the mind share of the large consumer segment that West Elm targets. In Williams-Sonoma Home in 2005, we plan to increase catalog circulation, add catalog ordering functionality to the current e-catalog website, and open three new prototype stores in the third quarter. We believe that the retail launch in Williams-Sonoma Home is strategic to expanding the multi-channel reach of the brand due to the customer’s desire to interact with the product and fully experience the design authority of the brand. In Hold Everything, we plan to significantly refine our catalog circulation strategy, expand our on-line marketing initiatives, and open two additional prototype stores. We also plan to introduce new merchandise assortments throughout the year that will reflect the lifestyle transition of the brand, including a significantly enhanced assortment in furniture, casual upholstery, textiles, lighting, and tabletop.

To increase our pre-tax operating margin, we expect to implement operational disciplines throughout the supply chain to reduce returns, replacements and damages, particularly in furniture; improve our furniture sourcing and inventory management disciplines by implementing a long-term capacity and production planning process with key strategic vendors; and in-source the management of a primary furniture hub to develop a new “gold standard” for customer service and to improve the overall operational efficiency of the furniture supply chain process. Additionally, we plan to test on a national basis a new store replenishment program. During 2005, we will begin replenishing our retail store inventories on a daily basis with UPS providing the transportation services. The long-term benefits of this new replenishment program are to improve customer service by reducing out of stocks in the stores, to reduce inventories in the back rooms of our stores and in local off-site storage locations, and to reduce inventory damages and shrinkage due to less handling of the merchandise. In the short-term, however, we expect to incur additional costs to implement this test, which we estimate at approximately $0.01 per share in 2005.

To enhance shareholder value, we remain committed to delivering against all three of our key strategies including reaching three new financial milestones: surpassing $3.5 billion in revenues, achieving a 10.0% pre-tax operating margin, and delivering the highest diluted earnings per share in the history of the Company.

Results of Operations

NET REVENUES

Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Retail sales include sales of merchandise to customers at our retail stores, direct-to-customer sales include sales of merchandise to customers through our catalogs and the Internet, and shipping fees consist of revenue received from customers for delivery of merchandise.

The following table summarizes our net revenues for the 52 weeks ended January 30, 2005 (“fiscal 2004”), February 1, 2004 (“fiscal 2003”) and February 2, 2003 (“fiscal 2002”).

Dollars in thousands	Fiscal 2004	% Total	Fiscal 2003	% Total	Fiscal 2002	% Total
Retail sales	$1,802,523	57.4%	$1,614,861	58.6%	$1,416,585	60.0%
Direct-to-customer sales	1,135,079	36.2%	966,423	35.1%	798,195	33.8%
Shipping fees	199,329	6.4%	173,084	6.3%	146,050	6.2%
Net revenues	$3,136,931	100.0%	$2,754,368	100.0%	$2,360,830	100.0%

Net revenues for fiscal 2004 increased by $382,563,000, or 13.9%, over fiscal 2003. The increase was primarily due to an increase in store leased square footage of 11.4% (including 43 new store openings and the remodeling and expansion of an additional 17 stores) and comparable store sales growth of 3.5% in fiscal 2004. The increase was further driven by increased catalog and page count circulation (12.1% and 19.5%, respectively) and continued strength in our Internet business, primarily due to our expanded efforts associated with our electronic direct marketing initiatives and the incremental sales generated by the late 2003 and 2004 launches of our emerging brands’ e-commerce websites. This increase was partially offset by the temporary closure of 15 stores and the permanent closure of 5 stores in fiscal 2004.

Net revenues for fiscal 2003 increased by $393,538,000, or 16.7%, over fiscal 2002. The increase was primarily due to an increase in store leased square footage of 11.8% (including 46 new store openings and the remodeling and expansion of an additional 19 stores) and comparable store sales growth of 4.0% in fiscal 2003. The increase was further driven by increased catalog and page count circulation (17.4% and 16.8%, respectively) and continued strength in our Internet business, primarily due to our expanded efforts associated with our electronic direct marketing initiatives. This increase was partially offset by the temporary closure of 21 stores and the permanent closure of 10 stores in fiscal 2003.

RETAIL REVENUES AND OTHER DATA

Dollars in thousands, except square footage data	Fiscal 2004	Fiscal 2003	Fiscal 2002
Retail sales	$1,802,523	$1,614,861	$1,416,585
Retail shipping fees	8,456	7,522	7,408
Total retail revenues	$1,810,979	$1,622,383	$1,423,993
Percent growth in retail sales	11.6%	14.0%	15.2%
Percent growth in comparable store sales	3.5%	4.0%	2.7%
Number of stores — beginning of year	512	478	415
Number of new stores	43	46	69
Number of new stores due to remodeling[1]	17	19	9
Number of closed stores due to remodeling[1]	(15)	(21)	(9)
Number of permanently closed stores	(5)	(10)	(6)
Number of stores — end of year	552	512	478
Store selling square footage at fiscal year-end	2,911,000	2,624,000	2,356,000
Store leased square footage (“LSF”) at fiscal year-end	4,637,000	4,163,000	3,725,000
[1]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

	Fiscal 2004		Fiscal 2003		Fiscal 2002
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams-Sonoma	254	5,700	237	5,400	236	5,200
Pottery Barn	183	11,900	174	11,700	159	11,600
Pottery Barn Kids	87	7,800	78	7,700	56	7,600
Hold Everything	9	6,100	8	4,300	13	3,800
West Elm	4	14,500	1	9,500	—	—
Outlets	15	15,500	14	14,200	14	13,100
Total	552	8,400	512	8,100	478	7,800

Retail revenues in fiscal 2004 increased by $188,596,000, or 11.6%, over fiscal 2003 primarily due to an increase in store leased square footage of 11.4% (including 43 new store openings and the remodeling and expansion of an additional 17 stores) and a comparable store sales increase of 3.5%. This increase was partially offset by the temporary closure of 15 stores and the permanent closure of 5 stores during fiscal 2004. Net sales generated in the Pottery Barn, Williams-Sonoma and Pottery Barn Kids brands were the primary contributors to the year-over-year sales increase, partially offset by the transitional impact of our Hold Everything brand realignment strategy. Pottery Barn and Pottery Barn Kids accounted for 65.8% of the growth in retail revenues from fiscal 2003 to fiscal 2004.

Retail revenues in fiscal 2003 increased by $198,390,000, or 13.9%, over fiscal 2002 primarily due to an increase in store leased square footage of 11.8% (including 46 new store openings and the remodeling and expansion of an additional 19 stores) and a comparable store sales increase of 4.0%. This increase was partially offset by the temporary closure of 21 stores and the permanent closure of 10 stores during fiscal 2003. Pottery Barn and Pottery Barn Kids accounted for 64.0% of the growth in retail revenues from fiscal 2002 to fiscal 2003.

As part of the Hold Everything brand realignment strategy, three new prototype stores were opened and two stores were closed in fiscal 2004. Five Hold Everything stores were closed during fiscal 2003 and two stores were closed during fiscal 2002. Most of these closures were smaller stores in non-strategic locations at or near their lease termination date.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. Comparable stores exclude new retail concepts until such time as the company believes that comparable store results in those concepts are meaningful to evaluating the performance of the retail strategy. In fiscal 2004, total company comparable store sales excluded one West Elm store. No stores were excluded in fiscal 2003. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes store expansions and closings. Percentages represent changes in comparable store sales versus the same period in the prior year.

Percent increase (decrease) in comparable store sales	Fiscal 2004	Fiscal 2003		Fiscal 2002
Williams-Sonoma	0.5%	6.7%		3.3%
Pottery Barn	4.6%	2.3%		2.6%
Pottery Barn Kids	4.1%	0.4%		(0.3%	)
Hold Everything	2.1%	(5.2%	)	(5.4%	)
Outlets	18.1%	6.7%		4.3%
Total	3.5%	4.0%		2.7%

Various factors affect comparable store sales, including the number of stores we open, close and expand in any period, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, and the cannibalization of existing store sales by new stores. Among other things, weather conditions can affect comparable store sales because inclement weather can require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

DIRECT-TO-CUSTOMER REVENUES

Dollars in thousands	Fiscal 2004	Fiscal 2003	Fiscal 2002
Catalog sales	$657,607	$633,573	$597,793
Internet sales	477,472	332,850	200,402
Total direct-to-customer sales	$1,135,079	$966,423	$798,195
Direct-to-customer shipping fees	190,873	165,562	138,642
Total direct-to-customer revenues	$1,325,952	$1,131,985	$936,837
Percent growth in direct-to-customer sales	17.5%	21.1%	8.5%
Percent growth in number of catalogs circulated	12.1%	17.4%	14.1%
Percent growth in number of pages circulated	19.5%	16.8%	16.1%

Direct-to-customer revenues in fiscal 2004 increased by $193,967,000, or 17.1%, over fiscal 2003. This increase was primarily driven by net sales generated in the Pottery Barn, PBteen, Pottery Barn Kids and West Elm brands. All of our brands in the direct-to-customer channel delivered positive growth during the fiscal year with the exception of the Chambers brand, which was retired in the second quarter of 2004 in anticipation of the launch of the Williams-Sonoma Home brand in the third quarter of 2004.

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

Internet sales increased $144,622,000, or 43.4%, to $477,472,000 in fiscal 2004, from $332,850,000 in fiscal 2003, primarily driven by the Pottery Barn and Pottery Barn Kids brands, in addition to incremental net sales generated by the late 2003 launches of the PBteen and West Elm e-commerce websites, in addition to the November 2004 launch of the Hold Everything e-commerce website. Internet sales increased $132,448,000, or 66.1%, to $332,850,000 in fiscal 2003, from $200,402,000 in fiscal 2002, primarily driven by the Pottery Barn and Pottery Barn Kids brands. Although the amount of e-commerce sales that are incremental to our direct-to-customer channel cannot be identified precisely, we estimate that approximately 40% of our company-wide non-gift registry Internet sales are incremental to the direct-to-customer channel and approximately 60% are catalog-driven sales.

COST OF GOODS SOLD

Dollars in thousands	Fiscal 2004	% Net Revenues	Fiscal 2003	% Net Revenues	Fiscal 2002	% Net Revenues
Cost of goods and occupancy expenses	$1,706,876	54.4%	$1,500,602	54.5%	$1,281,613	54.3%
Shipping costs	158,910	5.1%	143,189	5.2%	127,616	5.4%
Total cost of goods sold	$1,865,786	59.5%	$1,643,791	59.7%	$1,409,229	59.7%

Cost of goods sold includes cost of goods, occupancy expenses and shipping costs. Cost of goods consists of cost of merchandise, inbound freight expenses, freight to store expenses and other inventory related costs such as shrinkage, damages and replacements. Occupancy expenses consist of rent, depreciation and other occupancy costs, including common area maintenance and utilities. Shipping costs consist of third party delivery services and shipping materials.

Our classification of expenses in cost of goods sold may not be comparable to other public companies, as we do not include non-occupancy related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third party warehouse management, and other distribution-related administrative expenses are recorded in selling, general and administrative expenses.

Within our reportable segments, the direct-to-customer channel does not incur freight to store or store occupancy expenses, and typically operates with lower markdowns and inventory shrinkage than the retail channel. However, the direct-to-customer channel incurs higher shipping, damage and replacement costs than the retail channel.

Cost of Goods and Occupancy Expenses — Fiscal 2004 vs. Fiscal 2003

Cost of goods and occupancy expenses increased by $206,274,000, or 13.7%, in fiscal 2004 over fiscal 2003. As a percentage of net revenues, cost of goods and occupancy expenses decreased 10 basis points in fiscal 2004 from fiscal 2003, primarily driven by a rate reduction in occupancy expenses, partially offset by an increase in cost of goods sold. The rate reduction in occupancy expenses was primarily due to a greater percentage of total company net revenues being generated in the direct-to-customer channel, which does not incur store occupancy expenses. The rate increase in cost of goods sold was primarily due to a higher percentage of total company net revenues being driven by furniture, which generates a lower than average gross margin rate, in addition to higher returns, replacements and damages.

In the retail channel, cost of goods and occupancy expenses as a percentage of retail net revenues remained relatively flat in fiscal 2004 compared to fiscal 2003. This was primarily driven by a year-over-year rate decrease in merchandise cost of goods, offset by an increase in our store occupancy expense rate.

In the direct-to-customer channel, cost of goods and occupancy expenses as a percentage of direct-to-customer net revenues increased 70 basis points during fiscal 2004 compared to fiscal 2003. This increase was primarily the result of a higher cost of merchandise due to a higher percentage of net revenues being driven by furniture, which generates a lower than average gross margin, in addition to higher replacements and damages, partially offset by a rate reduction in occupancy expenses due to the continued leveraging of sales.

Cost of Goods and Occupancy Expenses — Fiscal 2003 vs. Fiscal 2002

Cost of goods and occupancy expenses increased by $218,989,000, or 17.1%, in fiscal 2003 over fiscal 2002. As a percentage of net revenues, cost of goods and occupancy expenses increased 20 basis points for fiscal 2003 from fiscal 2002. This percentage increase was primarily driven by increased inventory shrinkage and other inventory related costs due to an overall increase in inventory levels in addition to the negative impact of the strengthened euro. This increase was partially offset by a substantial rate reduction in occupancy expenses. The rate reduction in occupancy expenses was attributable to a greater percentage of our total company net revenues being generated in the direct-to-customer channel, which does not incur store occupancy expenses.

In the retail channel, cost of goods and occupancy expenses as a percentage of retail net revenues increased approximately 100 basis points during fiscal 2003 compared to fiscal 2002. This change in rate was primarily driven by an increase in our cost of merchandise, including the negative impact of the strengthened Euro as well as higher markdowns, and a year-over-year increase in inventory shrinkage associated with the reinstatement of inventory to historical levels.

In the direct-to-customer channel, cost of goods and occupancy expenses as a percentage of direct-to-customer net revenues decreased 40 basis points during fiscal 2003 compared to fiscal 2002. This was primarily the result of a reduction in occupancy expenses, partially offset by an increase in our cost of merchandise, increased inventory shrinkage and other inventory related costs due to an overall increase in inventory levels. The reduction in the occupancy rate was attributable to a reduction in depreciation expense resulting from the development costs associated with certain e-commerce websites becoming fully depreciated.

Shipping Costs — Fiscal 2004 vs. Fiscal 2003

Shipping costs increased by $15,721,000, or 11.0%, in fiscal 2004 over fiscal 2003 due to a higher number of direct-to-customer shipments associated with the increase in direct-to-customer sales as well as a shift in the mix of product being shipped, with furniture accounting for a greater portion of the overall mix. We also incurred additional cost earlier in the year as we overcame initial challenges of balancing inventory allocations between the coastal distribution centers and a need to ship merchandise out of market to our customers in order to fill backorders. This increase was substantially offset by a lower cost per shipment due to the full year benefit of expense reductions in 2004 associated with the mid-2003 consolidation of freight providers, the in-sourcing of line-haul management in the furniture delivery network, and reductions in furniture delivery costs driven by efficiencies gained from the new east coast distribution center. As a result of these efficiencies, shipping costs, as a percentage of shipping fees, have continued to decline to 79.7% in fiscal 2004 from 82.7% in fiscal 2003 and 87.4% in fiscal 2002.

Shipping Costs — Fiscal 2003 vs. Fiscal 2002

Shipping costs increased $15,573,000, or 12.2%, in fiscal 2003 over fiscal 2002 due to a higher number of direct-to-customer shipments associated with the increase in direct-to-customer sales as well as a shift in the mix of product being shipped, with furniture accounting for a greater portion of the overall mix. This increase was substantially offset by a lower cost per shipment due to the consolidation of freight providers and the successful renegotiation of freight-to-customer contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution warehouses, customer care centers, supply chain operations (buying, receiving and inspection), and corporate administrative functions. These costs include employment, advertising, third party credit card processing, and other general expenses.

Due to their distinct distribution and marketing strategies, we experience differing employment and advertising costs as a percentage of net revenues within the retail and direct-to-customer segments. Store employment costs represent a greater percentage of retail net revenues than employment costs as a percentage of net revenues within the direct-to-customer segment. However, catalog advertising expenses are greater within the direct-to-customer channel than the retail channel.

Fiscal 2004 vs. Fiscal 2003

Selling, general and administrative expenses increased by $105,386,000, or 12.3%, to $961,176,000 in fiscal 2004 from $855,790,000 in fiscal 2003. Selling, general and administrative expenses expressed as a percentage of net revenues decreased to 30.6% in fiscal 2004 from 31.1% in fiscal 2003. This 50 basis point improvement as a percentage of net revenues was primarily due to a rate reduction in year-over-year employment expenses. Contributing to the employment rate decrease were year-over-year reductions in workers’ compensation and other employment-related costs.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues increased approximately 30 basis points in fiscal 2004 versus fiscal 2003, primarily driven by increases in employment and advertising costs. The increase in the employment rate was due in part to the up front investment required in the emerging brands prior to the opening of our new store locations.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues decreased by approximately 90 basis points in fiscal 2004 compared to fiscal 2003. This improvement was primarily driven by a rate reduction in catalog advertising and employment costs. The rate reduction in catalog advertising costs was driven by lower catalog circulation in the emerging brands coupled with continued sales generation by our e-commerce sites. This decrease was partially offset by growth in the rate of other general expenses primarily due to third party outsourcing of distribution services.

Fiscal 2003 vs. Fiscal 2002

Selling, general and administrative expenses increased by $106,491,000 to $855,790,000 in fiscal 2003 from $749,299,000 in fiscal 2002 and, as a percent of net revenues, decreased by 60 basis points to 31.1% in fiscal 2003 from 31.7% in fiscal 2002. The improvement in selling, general and administrative expenses as a percentage of net revenues was attributable to lower year-over-year employment expense, partially offset by an increase in catalog advertising expense. The employment cost decrease was primarily driven by a year-over-year reduction in incentive compensation and employee separation costs associated with the departure of our former Chief Executive Officer during fiscal 2002. The increase in catalog advertising expense as a percentage of net revenues was primarily driven by a greater percentage of total company net revenues in fiscal 2003 being generated by the direct-to-customer channel, which incurs substantially higher catalog advertising costs than the retail channel. In addition, significantly higher advertising costs as a percentage of net revenues were incurred in the new and emerging catalog concepts, PBteen and West Elm.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues was unchanged in fiscal 2003 from fiscal 2002. Reductions in advertising expense as a percentage of net revenues offset increases in employment and other general expenses as a percentage of net revenues.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues increased 90 basis points in fiscal 2003 versus fiscal 2002, primarily due to significantly higher advertising costs as a percentage of net revenues being incurred in the emerging brands resulting from higher levels of prospecting during the year.

INTEREST INCOME AND EXPENSE

Interest income was $1,939,000 in fiscal 2004, $873,000 in fiscal 2003, and $1,421,000 in fiscal 2002, comprised primarily of income from short-term investments classified as cash and cash equivalents.

Interest expense was $1,703,000 (net of capitalized interest of $1,689,000), $22,000 (net of capitalized interest of $2,142,000), and $1,441,000 (net of capitalized interest of $1,269,000) for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Interest expense increased by $1,681,000 to $1,703,000 in fiscal 2004, primarily due to additional interest expense of $1,525,000 associated with the consolidation of our Memphis-based distribution facilities. Prior to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities,” this expense would have been classified as occupancy expense. Interest expense decreased by $1,419,000 to $22,000 in fiscal 2003, primarily due to an increase in the amount of interest capitalized resulting from additional long-term capital projects under development in fiscal 2003 and lower interest expense on our senior notes and capital leases.

INCOME TAXES

Our effective tax rate was 38.4% for fiscal 2004 and 38.5% for fiscal 2003 and fiscal 2002. We currently expect our fiscal 2005 effective tax rate to be in the range of 38.1% to 38.5%.

LIQUIDITY AND CAPITAL RESOURCES

As of January 30, 2005, we held $239,210,000 in cash and cash equivalent funds. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than other periods. Throughout the fiscal year we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2005, we plan to utilize our cash resources to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, and to support current store development and infrastructure strategies. In addition to the current cash balances on-hand, we had a $200,000,000 credit facility available as of January 30, 2005. No amounts were borrowed by us under the credit facility in either fiscal 2004 or fiscal 2003. However, as of January 30, 2005, $31,763,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities during fiscal 2005.

In fiscal 2004, net cash provided by operating activities was $304,437,000 as compared to net cash provided by operating activities of $209,351,000 in fiscal 2003. The cash provided by operating activities in fiscal 2004 was primarily attributable to net earnings, an increase in our deferred rent and lease incentives due to an increase in retail store openings, an increase in customer deposits due to an increase in unredeemed gift certificates and an increase in accounts payable due to an increase in accrued freight and the timing of expenditures, offset primarily by an increase in merchandise inventories. Our merchandise inventories increased in fiscal 2004 in order to support the increase in sales in our core and emerging brands and an increase in our leased and selling square footage of 11.4% and 10.9%, respectively.

In fiscal 2003, net cash provided by operating activities was $209,351,000 as compared to net cash provided by operating activities of $310,160,000 in fiscal 2002. The cash provided by operating activities in fiscal 2003 was primarily attributable to net earnings, an increase in our deferred rent and lease incentives due to an increase in retail store openings, and an increase in customer deposits due to an increase in unredeemed gift certificates, offset primarily by an increase in merchandise inventories. Our merchandise inventories increased in fiscal 2003 due to an increase in our leased and selling square footage of 11.8% and 11.4%, respectively, and our decision to increase our in-stock position on core merchandise inventories.

Net cash used in investing activities was $181,453,000 for fiscal 2004 as compared to $211,979,000 in fiscal 2003. Fiscal 2004 purchases of property and equipment were $181,453,000, comprised of $83,272,000 for 43 new and 17 remodeled stores, $53,830,000 for systems development projects (including e-commerce websites) and $44,351,000 for distribution, facility infrastructure and other projects (including the purchase of a corporate aircraft for approximately $11,500,000, previously leased under an operating lease).

In fiscal 2005, we anticipate investing $160,000,000 to $180,000,000 in the purchase of property and equipment, primarily for the construction of 28 new stores and 10 remodeled stores, systems development projects (including e-commerce websites), and distribution, facility infrastructure and other projects.

Net cash used in investing activities was $211,979,000 for fiscal 2003 as compared to $155,450,000 in fiscal 2002. Fiscal 2003 purchases of property and equipment were $211,979,000, comprised of $109,145,000 for 46 new and 19 remodeled stores, $56,083,000 for systems development projects (including e-commerce websites) and $46,751,000 for distribution, facility infrastructure and other projects (including the purchase of a corporate aircraft for approximately $36,980,000). We invested in the corporate aircraft in response to the increasing complexity of our global sourcing program, the continued expansion of our retail stores and distribution centers and the increasing difficulty and risks associated with worldwide travel.

For fiscal 2004, cash used in financing activities was $48,207,000, comprised primarily of $79,320,000 for the repurchase of common stock and $9,789,000 for the repayment of long-term obligations, including capital leases and long-term debt, partially offset by $26,190,000 in proceeds from the exercise of stock options and $15,000,000 in proceeds from the issuance of industrial development bonds associated with the Mississippi Debt Transaction. See Note C to our Consolidated Financial Statements.

For fiscal 2003, cash used in financing activities was $28,226,000, comprised primarily of $59,695,000 for the repurchase of common stock and $7,610,000 for the repayment of long-term obligations, including capital leases and long-term debt, partially offset by $39,120,000 in proceeds from the exercise of stock options.

Stock Repurchase Program

In May 2004, the Board of Directors authorized a stock repurchase program to acquire up to 2,500,000 shares of our outstanding common stock. During fiscal 2004, we repurchased and retired 2,057,700 shares of our common stock under this program, in addition to 215,000 shares under our previously authorized stock repurchase program, at a total cost of approximately $79,320,000, a weighted average cost of $34.90 per share. As of year-end, the remaining authorized number of shares eligible for repurchase was 442,300 shares. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of January 30, 2005.

	Payments Due by Period
Dollars in thousands	Fiscal 2005	Fiscal 2006 to Fiscal 2008	Fiscal 2009 to Fiscal 2010	Thereafter	Total
Long-term debt	$7,020	$4,458	$2,900	$8,338	$22,716
Industrial development bonds	14,200	—	—	—	14,200
Capital leases	2,215	3,458	—	—	5,673
Interest[1]	2,630	5,327	2,422	2,263	12,642
Operating leases[2,3]	164,993	483,551	281,774	591,316	1,521,634
Purchase obligations[4]	596,409	15,022	4	—	611,435
Total	$787,467	$511,816	$287,100	$601,917	$2,188,300
[1]	Represents interest expected to be paid on our long-term debt, industrial development bonds and capital leases.
[2]	See discussion on operating leases in the “Off Balance Sheet Arrangements” section and Note E to our Consolidated Financial Statements.
[3]	Projected payments include only those amounts that are fixed and determinable as of the reporting date.
[4]	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements.

Long-Term Debt

At January 30, 2005, long-term debt of $22,716,000 consisted of unsecured senior notes of $5,716,000 and $17,000,000 of bond-related debt. The final payment on the senior notes is due in August 2005 with interest payable semi-annually at 7.2% per annum. The senior notes rank equally in right of payment with any of our existing and future unsubordinated, unsecured debt and contain certain financial covenants including a minimum tangible net worth covenant, a fixed charge coverage ratio and limitations on current and funded debt.

The bond-related debt pertains to the consolidation of our Memphis-based distribution facilities in accordance with FIN 46R. See discussion of the consolidation of our Memphis-based distribution facilities at Note F to our Consolidated Financial Statements.

Industrial Development Bonds

In June 2004, in an effort to utilize tax incentives offered to us by the state of Mississippi, we entered into an agreement whereby the Mississippi Business Finance Corporation issued $15,000,000 in long-term variable rate industrial development bonds, the proceeds, net of debt issuance costs, of which were loaned to us to finance the acquisition and installation of leasehold improvements and equipment located in our newly leased Olive Branch distribution center (the “Mississippi Debt Transaction”). The bonds are marketed through a remarketing agent and are secured by a letter of credit issued under our $200,000,000 line of credit facility. The bonds mature on June 1, 2024. The bond rate resets each week based upon current market rates. The rate in effect at January 30, 2005 was 2.6%.

The bond agreement allows for each bondholder to tender their bonds to the trustee for repurchase, on demand, with seven days advance notice. In the event the remarketing agent fails to remarket the bonds, the trustee will draw upon the letter of credit to fund the purchase of the bonds. As of January 30, 2005, these bonds were classified as current debt. The bond proceeds are restricted for use in the acquisition and installation of leasehold improvements and equipment located in our Olive Branch, Mississippi facility. As of January 30, 2005, we had acquired and installed $9,546,000 of leasehold improvements and equipment associated with the facility.

Capital Leases

Our $5,673,000 of capital lease obligations consist primarily of in-store computer equipment leases with a term of 60 months. The in-store computer equipment leases include an early purchase option at 54 months for $2,496,000, which is approximately 25% of the acquisition cost. We have an end of lease purchase option to acquire the equipment at the greater of fair market value or 15% of the acquisition cost.

Other Contractual Obligations

We have other long-term liabilities reflected in our consolidated balance sheets, including deferred income taxes and insurance accruals. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2005 which are included in our current liabilities as of January 30, 2005.

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of January 30, 2005.

	Amount of Outstanding Commitment Expiration By Period
Dollars in thousands	Fiscal 2005	Fiscal 2006 to Fiscal 2008	Fiscal 2009 to Fiscal 2010	Thereafter	Total
Credit facility	—	—	—	—	—
Letter of credit facilities	$100,552	—	—	—	$100,552
Standby letters of credit	31,763	—	—	—	31,763
Total	$132,315	—	—	—	$132,315

Credit Facility

As of January 30, 2005, we had a credit facility that provided for $200,000,000 of unsecured revolving credit and contained certain financial covenants, including a minimum tangible net worth covenant, a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), a minimum fixed charge coverage ratio and a maximum annual capital expenditures covenant. The credit facility was due to expire on October 22, 2005. On February 22, 2005, we entered into the Third Amended and Restated Credit Agreement that amends and replaces our credit facility. The new credit facility provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to August 22, 2009, we may, upon notice to the lenders, request an increase in the new credit facility of up to $100,000,000, to provide for a total of $400,000,000 of unsecured revolving credit. The new credit facility contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the new credit facility, and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the new credit facility. The new credit facility matures on February 22, 2010, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. During fiscal 2004 and fiscal 2003, no amounts were borrowed under the credit facility, however, as of January 30, 2005, $31,763,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. As of January 30, 2005, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

We have three unsecured commercial letter of credit reimbursement facilities for an aggregate of $125,000,000, each of which expires on July 2, 2005. As of January 30, 2005, an aggregate of $100,552,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of January 30, 2005. The latest expiration for the letters of credit issued under the facilities is November 29, 2005.

Standby Letters of Credit

As of January 30, 2005, we had issued and outstanding standby letters of credit under the credit facility in an aggregate amount of $31,763,000. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and the Mississippi Debt Transaction.

OFF BALANCE SHEET ARRANGEMENTS

Operating Leases

We lease store locations, warehouses, corporate facilities, call centers and certain equipment under operating and capital leases for original terms ranging generally from 3 to 22 years. Certain leases contain renewal options for periods up to 20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord have not been met. See Notes A and E to our Consolidated Financial Statements.

We have an operating lease for a 1,002,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2022, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company. The construction and expansion of the distribution facility was financed by the original lessor through the sale of $39,200,000 Taxable Industrial Development Revenue Bonds, Series 1998 and 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of January 30, 2005, approximately $32,180,000 was outstanding on the bonds. We are required to make annual rental payments of approximately $3,816,000, plus applicable taxes, insurance and maintenance expenses.

We have an operating lease for an additional 1,103,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2023, with two optional five- year renewals. The lessor, an unrelated party, is a limited liability company. The construction of the distribution facility was financed by the original lessor through the sale of $42,500,000 Taxable Industrial Development

Revenue Bonds, Series 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of January 30, 2005, approximately $35,235,000 was outstanding on the bonds. We are required to make annual rental payments of approximately $4,181,000, plus applicable taxes, insurance and maintenance expenses.

In December 2003, we entered into an agreement to lease an additional 780,000 square foot distribution facility located in Olive Branch, Mississippi. The lease has an initial term of six years, with two optional two-year renewals. The agreement includes an option to lease an additional 333,000 square feet of the same distribution center. As of January 30, 2005, we had not exercised this option, however, we expect to exercise this option during fiscal 2005. We are required to make annual rental payments of approximately $1,927,000, plus applicable taxes, insurance and maintenance expenses.

On February 2, 2004, we entered into an agreement to lease 781,000 square feet of a distribution center located in Cranbury, New Jersey. The lease has an initial term of seven years, with three optional five-year renewals. The agreement requires us to lease an additional 219,000 square feet of the facility in the event the current tenant vacates the premises. We are required to make annual rental payments of approximately $3,397,000, plus applicable taxes, insurance and maintenance expenses.

On August 18, 2004, we entered into an agreement to lease a 500,000 square foot distribution facility located in Memphis, Tennessee. The lease has an initial term of four years, with one optional three-year and nine-month renewal. We are required to make annual rental payments of approximately $1,025,000, plus applicable taxes, insurance and maintenance expenses.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires certain guarantees to be recorded at fair value. In general, the interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. We leased an aircraft over a term of 60 months, which ended in January 2005. At the end of the lease term, the lease allowed us to either purchase the aircraft for $11,500,000 or sell it. If the proceeds were less than $11,500,000, we were required to pay the lessor the difference up to $9,080,000. In January 2005, we purchased the aircraft for $11,500,000 and the lessor released our guarantee requirements.

In addition, we are party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements and various other agreements. Under these contracts, we may provide certain routine indemnifications relating to representations and warranties or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial condition or results of operations.

CONSOLIDATION OF MEMPHIS-BASED DISTRIBUTION FACILITIES

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of W. Howard Lester, Chairman of the Board of Directors and a significant shareholder, and James A. McMahan, a Director Emeritus and a significant shareholder. Partnership 1 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties.

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of industrial development bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 industrial development bonds are collateralized by the distribution facility and the individual partners guarantee the bond repayments. As of January 30, 2005, $2,341,000 was outstanding under the Partnership 1 industrial development bonds.

The operating lease for this distribution facility requires us to pay annual rent of $618,000 plus interest on the bonds calculated at a variable rate determined monthly (2.3% in January 2005), applicable taxes, insurance and maintenance expenses. Although the current term of the lease expires in August 2005, we are obligated to renew the operating lease until these bonds are fully repaid.

Our other Memphis-based distribution facility includes an operating lease entered into in August 1990 for another distribution facility that is adjoined to the Partnership 1 facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 2”) comprised of W. Howard Lester, James A. McMahan and two unrelated parties. Partnership 2 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties.

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of industrial development bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 industrial development bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of January 30, 2005, $14,659,000 was outstanding under the Partnership 2 industrial development bonds.

The operating lease for this distribution facility requires us to pay annual rent of approximately $2,600,000, plus applicable taxes, insurance and maintenance expenses. This operating lease has a term of 15 years expiring in August 2006, with three optional five-year renewal periods. We are, however, obligated to renew the lease until the bonds are fully repaid.

As of February 1, 2004, the Company adopted FIN 46R, which requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The two partnerships described above qualify as variable interest entities under FIN 46R due to their related party relationship and our obligation to renew the leases until the bonds are fully repaid. Accordingly, the two related party variable interest entity partnerships from which we lease our Memphis-based distribution facilities were consolidated by us as of February 1, 2004. As of January 30, 2005, the consolidation had resulted in increases to our consolidated balance sheet of $18,882,000 in assets (primarily buildings), $17,000,000 in long-term debt, and $1,882,000 in other long-term liabilities. Consolidation of these partnerships did not have an impact on our net income. However, the interest expense associated with the partnerships’ long-term debt, shown as occupancy expense in fiscal 2003, is now recorded as interest expense. In fiscal 2004, this interest expense approximated $1,525,000.

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

Merchandise Inventories

Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted average method) or market. We estimate a provision for damaged, obsolete, excess and slow- moving inventory based on inventory aging reports and specific identification. We reserve, based on inventory aging reports, for 50% of the cost of all inventory between one and two years old and 100% of the cost of all inventory over two years old. If actual obsolescence is different from our estimate, we will adjust our provision accordingly. Specific reserves are also recorded in the event the cost of the inventory exceeds the fair market value. In addition, on a monthly basis, we estimate a reserve for expected shrinkage at the concept and channel level based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count and can vary from our estimates due to such factors as changes in operations within our distribution centers, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, off-site storage locations, and our third party transportation providers.

Prepaid Catalog Expenses

Prepaid catalog expenses consist of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Estimated future revenues are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable remaining future profitability (remaining net revenues less merchandise cost of goods sold, selling expenses and catalog related-costs) associated with that catalog. If the catalog is not expected to be profitable, the carrying amount of the catalog is impaired accordingly.

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

We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores for which current cash flows from operations are negative or the construction costs are significantly in excess of the amount originally expected. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term (typically 5 to 22 years) is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, employment rates, lease escalations, inflation on operating expenses and the overall economics of the retail industry for up to twenty years in the future, and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based upon future cash flows (discounted at a rate that approximates our weighted average cost of capital) or other reasonable estimates of fair market value. See Note A to the Consolidated Financial Statements for additional information regarding property and equipment.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability insurance. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs, and claim settlement patterns. Should a different amount of claims occur compared to what was estimated or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly in future periods. Our workers’ compensation liability is determined by an actuary. Reserves for self-insurance liabilities are recorded within accrued salaries, benefits and other on our consolidated balance sheet.

Revenue Recognition

We recognize revenues and the related cost of goods sold (including shipping costs) at the time the products are received by customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition.” Revenue is recognized for retail sales (excluding home-delivered merchandise) at the point of sale in the store and for home-delivered merchandise and direct-to-customer sales when the merchandise is delivered to the customer. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period. Shipping and handling fees charged to the customer are recognized as revenue at the time the products are delivered to the customer.

Sales Return Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. If actual returns, net of cost of goods sold, are different than those projected by management, the estimated sales return reserve will be adjusted accordingly.

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

Stock-Based Compensation

We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized in the consolidated financial statements for stock options, as we grant all stock options with an exercise price equal to the market price of our common stock at the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” however, requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach, and forfeitures are recognized as they occur.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R will require us to measure and record compensation expense in our consolidated financial statements for all employee share-based compensation awards using a fair value method. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. We expect to adopt this Statement using the modified prospective application transition method beginning in the third quarter of fiscal 2005. We are currently in the process of determining the impact of the adoption of this Statement on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. We are required to adopt the provisions of SFAS No. 151 effective January 30, 2006, however, early adoption is permitted. We do not expect the adoption of this Statement to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-Monetary Assets – An Amendment of ARB Opinion No. 29,” which requires non-monetary asset exchanges to be accounted for at fair value. We are required to adopt the provisions of SFAS No. 153 effective January 30, 2006, however, early adoption is permitted. We do not expect the adoption of this Statement to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Our success depends upon our ability to anticipate and respond in a timely manner to changing merchandise trends and customer demands. Consumer preferences cannot be predicted with certainty and may change between sales seasons. Changes in customer preferences and buying trends may also affect our brands differently. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly, and we may be required to mark down certain products to sell the resulting excess inventory or to sell such inventory through our outlet stores or other liquidation channels at prices which are significantly lower than our retail prices, each of which would negatively impact our business and operating results.

In addition, we must manage our inventory effectively and commensurate with customer demand. Much of our inventory is sourced from vendors located outside the U.S. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, well in advance of the applicable selling season and frequently before trends are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. Our vendors may also not have the capacity to handle our demands. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate, and our business and operating results may be negatively impacted.

Our business depends, in part, on factors affecting consumer spending that are out of our control.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, fuel prices, recession and fears of recession, war and fears of war, inclement weather, consumer debt, interest rates, sales tax rates and rate increases, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. These factors may also affect our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our sales and negatively impacting our business and operating results.

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

In light of the many competitive challenges facing us, we may not be able to compete successfully. Increased competition could negatively impact our sales, operating results and business.

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

In addition, we are subject to certain risks, including availability of raw materials, labor disputes, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, rising fuel prices and general economic and political conditions, that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at a price that is commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs.

Our dependence on foreign vendors subjects us to a variety of risks and uncertainties.

In fiscal 2004, we sourced our products from manufacturers in 38 countries outside of the United States. Approximately 62% of our merchandise purchases were foreign-sourced, primarily from Asia and Europe. Our dependence on foreign vendors means that we may be affected by declines in the relative value of the U.S. dollar to other foreign currencies. Although substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

We are also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, concerns over anti-dumping, work stoppages, economic uncertainties (including inflation), foreign government regulations, war and fears of war, political unrest, natural disasters, rising fuel prices and other trade restrictions. We cannot predict whether any of the countries in which our products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, against home-centered items could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions.

In addition, although we continue to improve our global compliance program, there remains a risk that one or more of our foreign vendors will not adhere to our global compliance standards such as fair labor standards and the prohibition on child labor. Non-governmental organizations might attempt to create an unfavorable impression of our sourcing practices or the practices of some of our vendors that could harm our image. If either of these occurs, we could lose customer goodwill and favorable brand recognition, which could negatively affect our business and operating results.

The growth of our sales and profits depends, in large part, on our ability to successfully open new stores.

In each of the past three fiscal years, approximately 60% of our net revenues have been generated by our retail stores. During 2004, we opened 43 new and 17 remodeled retail stores as part of our growth strategy. The growth of our sales and profits depend, in large part, on our ability to successfully open new stores.

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

Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographic surveys regarding the location of consumers in our target market segments. While we believe that the surveys and other relevant information are helpful indicators of suitable store locations, we recognize that the information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, changes in demographics, in the types of merchandise that we sell and in the pricing of our products may reduce the number of suitable store locations. Further, time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays. Construction and other delays in store openings could have a negative impact on our business and operating results. We may not be able to open new stores or, if opened, operate those stores profitably.

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

Our failure to successfully manage our order-taking and fulfillment operations and our e-commerce websites could have a negative impact on our business.

The operation of our direct-to-customer business depends on our ability to maintain the efficient and uninterrupted operation of our order-taking and fulfillment operations and our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, system issues, security breaches, human error, changes in programming, union organizing activity, natural disasters or adverse weather conditions. These problems could result in a reduction in sales as well as increased selling, general and administrative expenses.

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

Our success depends, in part, upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number of stores we open, close and expand in any period, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, and the cannibalization of existing store sales by new stores. Among other things, weather conditions can affect comparable store sales because inclement weather can require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors may cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided.

Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable store sales will continue to fluctuate in the future. Our comparable store sales increases for fiscal years 2004, 2003 and 2002 were 3.5%, 4.0% and 2.7%, respectively. Past comparable store sales are no indication of future results, and comparable store sales may decrease in the future. Our ability to maintain and improve our comparable store sales results depends in large part on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base and using more effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and security analysts in one or more future periods could significantly reduce the market price of our common stock.

Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.

Postal rate increases, paper costs, printing costs and other catalog distribution costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. Our cost of paper has fluctuated significantly during the past three fiscal years, and our paper costs are expected to increase in the future. Although we have entered into a long-term contract for catalog printing, this contract offers no assurance that our catalog production costs will not substantially increase following its expiration. Future increases in postal rates or paper or printing costs would have a negative impact on our operating results to the extent that we are unable to pass such increases on directly to customers or offset such increases by raising prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems.

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

We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected by management, additional sales returns might be recorded in the future. Actual merchandise returns may exceed our reserves. In addition, to the extent that returned merchandise is damaged, we may not receive full retail value from the resale or liquidation of the merchandise. Further, the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed merchandise return reserves. Any significant increase in merchandise returns that exceeds our reserves could negatively impact our business and operating results.

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

We may not be able to introduce new brands and brand extensions, or to re-position existing brands, to improve our business.

We have recently introduced three new brands – West Elm, PBteen and Williams-Sonoma Home, and repositioned our Hold Everything brand, and may introduce new brands and brand extensions, or reposition existing brands, in the future. If we devote time and resources to new brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. We may not be able to introduce new brands, brand extensions or to reposition brands in a manner that improves our overall business and operating results.

Our inability to obtain commercial insurance at acceptable prices might have a negative impact on our business.

Insurance costs continue to be volatile, affected by natural catastrophes, fear of terrorism and financial irregularities and other fraud at publicly-traded companies. We believe that commercial insurance coverage is prudent for risk management and insurance costs may increase substantially in the future. In addition, for certain types or levels of risk, such as risks associated with earthquakes or terrorist attacks, we might determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we might choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could negatively impact our business and operating results.

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

We have been sued and may be named in additional lawsuits in a growing number of industry-wide business method patent litigation cases relating to our business operations.

There appears to be a growing number of business method patent infringement lawsuits instituted against companies such as ours. The plaintiff in each case claims to hold a patent that covers certain technology or methodologies which are allegedly infringed by the operation of the defendants’ business. We are currently a defendant in such patent infringement cases and may be named in others in the future, as part of an industry-wide trend. Even in cases where a plaintiff’s claim lacks merit, the defense costs in a patent infringement case can be high. Additional patent infringement claims may be brought against us, and the cost of defending such claims or the ultimate resolution of such claims may negatively impact our business and operating results.

We need to successfully manage our employment, occupancy and other operating costs.

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially in peak sales seasons, and incur other expenses to support new brands and brand extensions, as well as the opening of new stores and direct-to-customer growth of our existing brands. Although we strive to secure long-term contracts with our service providers and other vendors and to otherwise limit our financial commitment to them, we may not be able to avoid unexpected operating cost increases in the future. In addition, there appears to be a growing number of wage and hour lawsuits against retail companies, especially in California. We are currently a defendant in such cases and may be named in others in the future.

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

Our success depends on our ability to source and distribute merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems supporting the product pipeline, including design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation and price management. Modifications will involve updating or replacing legacy systems with successor systems during the course of several years. There are inherent risks associated with replacing our core systems, including supply chain and merchandising systems disruptions that affect our ability to get the correct products into the appropriate stores and delivered to customers. We may not successfully launch these new systems, or the launch may result in supply chain and merchandising systems disruptions. Any such disruptions could negatively impact our business and operating results.

We are implementing changes to our data center information technology infrastructure that might disrupt our business and cost more than expected.

We have engaged IBM to host and manage certain aspects of our data center information technology infrastructure. Accordingly, we are subject to the risks associated with IBM’s ability to provide information technology services to meet our needs. Our operations will depend significantly upon IBM’s and our ability to make our servers, software applications and websites available and to protect our data from damage or interruption from human error, computer viruses, intentional acts of vandalism, labor disputes, natural disasters and similar events. If the cost of IBM hosting and managing certain aspects of our data center information technology infrastructure is more than expected, or if IBM or we are unable to adequately protect our data and information is lost or our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.

Our operating and financial performance in any given period might not meet the extensive guidance that we have provided to the public.

We provide extensive public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future, and is useful to our shareholders and potential shareholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our guidance may not always be accurate. If in the future our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could decline.

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

We are exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We have evaluated our internal controls in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have incurred significant additional expenses and a diversion of management’s time. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE. Any such action could negatively impact the financial market’s perception of us and our business.

Changes to existing accounting rules or regulations may adversely affect our results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations. For example, on December 16, 2004, the FASB issued SFAS No. 123R, “Share Based Payment,” which will require us, starting in the third quarter of fiscal year 2005, to measure and record compensation expense for all employee share-based compensation awards using a fair value method. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations or the questioning of current accounting practices, may adversely affect our results of operations.

Changes to estimates related to our property and equipment, or results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

We make certain estimates and projections in connection with impairment analyses for certain of our store locations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review for impairment all stores for which current cash flows from operations are negative or the construction costs are significantly in excess of the amount originally expected. Impairment results when the carrying value of the asset exceeds the undiscounted future cash flows over the life of the lease. These calculations require us to make a number of estimates and projections of future results, often up to twenty years into the future. If these estimates or projections change or prove incorrect, we may be required to take impairment charges on certain of these store locations. If these impairment charges are significant, our results of operations would be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on our credit facility, industrial development bonds and the bond-related debt associated with our Memphis-based distribution facilities is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 33 basis points (an approximate 10% increase in the associated variable rates as of January 30, 2005), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 7% of our international purchase transactions are in currencies other than the U.S. dollar. As of January 30, 2005, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of January 30, 2005, we have 11 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. As necessary, we have utilized 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. These contracts are accounted for by adjusting the carrying amount of the contract to market and recognizing any gain or loss in selling, general and administrative expenses in each reporting period. We did not enter into any new foreign currency contracts during fiscal 2004. Any gain or loss associated with these contracts in prior years was not material to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

	Fiscal Year Ended
Dollars and shares in thousands, except per share amounts	Jan. 30, 2005	Feb. 1, 2004	Feb. 2, 2003
Net revenues	$3,136,931	$2,754,368	$2,360,830
Cost of goods sold	1,865,786	1,643,791	1,409,229
Gross margin	1,271,145	1,110,577	951,601
Selling, general and administrative expenses	961,176	855,790	749,299
Interest income	(1,939)	(873)	(1,421)
Interest expense	1,703	22	1,441
Earnings before income taxes	310,205	255,638	202,282
Income taxes	118,971	98,427	77,879
Net earnings	$191,234	$157,211	$124,403
Basic earnings per share	$1.65	$1.36	$1.08
Diluted earnings per share	$1.60	$1.32	$1.04
Shares used in calculation of earnings per share:
Basic	116,159	115,583	115,100
Diluted	119,347	119,016	119,550

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Balance Sheets

Dollars and shares in thousands, except per share amounts	Jan. 30, 2005	Feb. 1, 2004
ASSETS
Current assets
Cash and cash equivalents	$239,210	$163,910
Accounts receivable (less allowance for doubtful accounts of $217 and $207) Merchandise inventories – net	42,520 452,421	31,573 404,100
Prepaid catalog expenses	53,520	38,465
Prepaid expenses	38,018	24,780
Deferred income taxes	39,015	20,532
Other assets	9,061	4,529
Total current assets	873,765	687,889
Property and equipment – net	852,412	765,030
Other assets (less accumulated amortization of $2,066 and $1,682)	19,368	17,816
Total assets	$1,745,545	$1,470,735
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$173,781	$155,888
Accrued salaries, benefits and other	86,767	78,674
Customer deposits	148,535	116,173
Income taxes payable	72,052	64,525
Current portion of long-term debt	23,435	8,988
Other liabilities	17,587	18,636
Total current liabilities	522,157	442,884
Deferred rent and lease incentives	212,193	176,015
Long-term debt	19,154	28,389
Deferred income tax liabilities	21,057	8,887
Other long-term obligations	13,322	9,969
Total liabilities	787,883	666,144
Commitments and contingencies – See Note L
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	—	—
Common stock, $.01 par value, 253,125 shares authorized, 115,372 shares issued and outstanding at January 30, 2005; 115,827 shares issued and outstanding at February 1, 2004	1,154	1,158
Additional paid-in capital	286,720	252,325
Retained earnings	664,619	547,821
Accumulated other comprehensive income	5,169	3,287
Total shareholders’ equity	957,662	804,591
Total liabilities and shareholders’ equity	$1,745,545	$1,470,735

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Deferred Stock-Based	Treasury	Total Shareholders’	Comprehensive
Dollars and shares in thousands	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Equity	Income
Balance at February 3, 2002	114,486	$1,165	$169,996	$392,300	($ 116)	($ 7,541)	($23,273)	$532,531
Net earnings	—	—	—	124,403	—	—	—	124,403	$124,403
Foreign currency translation adjustment and related tax effect	—	—	—	—	105	—	—	105	105
Exercise of stock options and related tax effect	2,019	20	32,721	—	—	—	—	32,741
Repurchase and retirement of common stock	(2,188)	(42)	(6,458)	(69,866)	—	—	23,273	(53,093)
Amortization of deferred stock-based compensation	—	—	—	—	—	7,291	—	7,291

Comprehensive income									$124,508

Balance at February 2, 2003	114,317	1,143	196,259	446,837	(11)	(250)	—	643,978
Net earnings	—	—	—	157,211	—	—	—	157,211	$157,211
Foreign currency translation adjustment and related tax effect	—	—	—	—	3,298	—	—	3,298	3,298
Exercise of stock options and related tax effect	3,295	33	59,516	—	—	—	—	59,549
Repurchase and retirement of common stock	(1,785)	(18)	(3,450)	(56,227)	—	—	—	(59,695)
Amortization of deferred stock-based compensation	—	—	—	—	—	250	—	250

Comprehensive income									$160,509

Balance at February 1, 2004	115,827	1,158	252,325	547,821	3,287	—	—	804,591
Net earnings	—	—	—	191,234	—	—	—	191,234	$191,234
Foreign currency translation adjustment	—	—	—	—	1,882	—	—	1,882	1,882
Exercise of stock options and related tax effect	1,818	18	39,257	—	—	—	—	39,275
Repurchase and retirement of common stock	(2,273)	(22)	(4,862)	(74,436)	—	—	—	(79,320)

Comprehensive income									$193,116

Balance at January 30, 2005	115,372	$1,154	$286,720	$664,619	$ 5,169	$ —	$—	$957,662

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
Dollars in thousands	Jan. 30, 2005	Feb. 1, 2004	Feb. 2, 2003
Cash flows from operating activities:
Net earnings	$191,234	$157,211	$124,403
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	111,624	99,534	91,484
Net loss on disposal of assets	1,080	2,353	2,897
Amortization of deferred lease incentives	(22,530)	(19,513)	(16,063)
Deferred income taxes	(6,254)	(6,472)	(2,516)
Tax benefit from exercise of stock options	13,085	20,429	13,190
Amortization of deferred stock-based compensation	—	250	7,291
Other	335	—	93
Changes in:
Accounts receivable	(10,900)	2,796	(2,121)
Merchandise inventories	(48,017)	(82,196)	(71,850)
Prepaid catalog expenses	(15,056)	(3,302)	(5,641)
Prepaid expenses and other assets	(19,702)	(15,161)	(5,331)
Accounts payable	17,773	(11,358)	66,818
Accrued salaries, benefits and other	9,955	(1,020)	(31,740)
Customer deposits	32,273	23,014	70,100
Deferred rent and lease incentives	42,080	34,800	50,192
Income taxes payable	7,457	7,986	18,954
Net cash provided by operating activities	304,437	209,351	310,160
Cash flows from investing activities:
Purchases of property and equipment	(181,453)	(211,979)	(156,181)
Proceeds from sale of property and equipment	—	—	731
Net cash used in investing activities	(181,453)	(211,979)	(155,450)
Cash flows from financing activities:
Proceeds from bond issuance	15,000	—	—
Repayments of long-term obligations	(9,789)	(7,610)	(7,378)
Proceeds from exercise of stock options	26,190	39,120	19,551
Repurchase of common stock	(79,320)	(59,695)	(48,361)
Credit facility costs	(288)	(41)	(549)
Net cash used in financing activities	(48,207)	(28,226)	(36,737)
Effect of exchange rates on cash and cash equivalents	523	1,269	148
Net increase (decrease) in cash and cash equivalents	75,300	(29,585)	118,121
Cash and cash equivalents at beginning of year	163,910	193,495	75,374
Cash and cash equivalents at end of year	$239,210	$163,910	$193,495
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest[1]	$3,585	$2,367	$2,937
Income taxes	105,910	79,184	50,240
Non cash investing and financing activities:
Assets acquired under capital lease obligations	—	1,275	986
Consolidation of Memphis-based distribution facilities:
Fixed assets assumed Long-term debt assumed Other long-term liabilities assumed	— — —	19,512 18,223 1,289	— — —
[1]	Interest paid, net of capitalized interest, was $1.9 million, $0.2 million and $1.7 million in fiscal 2004, 2003 and 2002, respectively.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything, and West Elm). The direct-to-customer segment of our business sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and holdeverything.com). The catalogs reach customers throughout the U.S., while the five retail concepts currently operate 552 stores in 43 states, Washington, D.C. and Canada. Significant intercompany transactions and accounts have been eliminated.

Fiscal Year    Our fiscal year ends on the Sunday closest to January 31, based on a 52/53-week year. Fiscal years 2004, 2003 and 2002 ended on January 30, 2005 (52 weeks), February 1, 2004 (52 weeks) and February 2, 2003 (52 weeks), respectively.

Cash Equivalents    Cash equivalents include highly liquid investments with an original maturity of three months or less. Our policy is to invest in high-quality, short-term instruments to achieve maximum yield while maintaining a level of liquidity consistent with our needs. Book cash overdrafts issued but not yet presented to the bank for payment are reclassified to accounts payable.

Allowance for Doubtful Accounts    A summary of activity in the allowance for doubtful accounts is as follows:

Dollars in thousands	Fiscal 2004	Fiscal 2003	Fiscal 2002
Balance at beginning of year	$207	$64	$491
Provision for loss on accounts receivable	10	143	38
Accounts written off	—	—	(465)
Balance at end of year	$217	$207	$64

Merchandise Inventories    Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted average method) or market. We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. We reserve, based on inventory aging reports, for 50% of the cost of all inventory between one and two years old and 100% of the cost of all inventory over two years old. If actual obsolescence is different from our estimate, we will adjust our provision accordingly. Specific reserves are also recorded in the event the cost of the inventory exceeds the fair market value. In addition, on a monthly basis, we estimate a reserve for expected shrinkage at the concept and channel level based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count and can vary from our estimates due to such factors as changes in operations within our distribution centers, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, off-site storage locations, and our third party transportation providers.

Approximately 62%, 61% and 58% of our merchandise purchases in fiscal 2004, fiscal 2003 and fiscal 2002, respectively, were foreign-sourced, primarily from Asia and Europe.

Prepaid Catalog Expenses    Prepaid catalog expenses consist of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Estimated future revenues are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable remaining future profitability (remaining net revenues less merchandise cost of goods sold, selling expenses and catalog related-costs) associated with that catalog. If the catalog is not expected to be profitable, the carrying amount of the catalog is impaired accordingly. Catalog advertising expenses were $278,169,000, $250,337,000 and $205,792,000 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Property and Equipment    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets below. Any reduction in the estimated lives would result in higher depreciation expense for the related assets.

Leasehold improvements	Shorter of estimated useful life or lease term (generally 3 – 22 years)
Fixtures and equipment	2 – 20 years
Buildings and building improvements	12 – 40 years
Capitalized software	2 – 10 years
Corporate aircraft	20 years (20% salvage value)
Capital leases	Shorter of estimated useful life or lease term (generally 4 – 5 years)

Internally developed software costs are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Interest costs related to assets under construction and software projects are capitalized during the construction or development period. We capitalized interest costs of $1,689,000, $2,142,000 and $1,269,000 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

For any early store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” However, most store closures occur upon the lease expiration.

We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores for which current cash flows from operations are negative or the construction costs are significantly in excess of the amount originally expected. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term (typically 5 to 22 years) is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, employment rates, lease escalations, inflation on operating expenses and the overall economics of the retail industry for up to twenty years in the future, and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based upon future cash flows (discounted at a rate that approximates our weighted average cost of capital) or other reasonable estimates of fair market value.

Lease Rights and Other Intangible Assets    Lease rights, representing costs incurred to acquire the lease of a specific commercial property, are recorded at cost in other assets and are amortized over the lives of the respective leases. Other intangible assets include fees associated with the acquisition of our credit facility and are recorded at cost in other assets and amortized over the life of the facility.

Self-Insured Liabilities    We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability insurance. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs, and claim settlement patterns. Should a different amount of claims occur compared to what was estimated or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly in future periods. Our workers’ compensation liability is determined by an actuary. Reserves for self-insurance liabilities are recorded within accrued salaries, benefits and other on our consolidated balance sheet.

Customer Deposits    Customer deposits are primarily comprised of unredeemed gift certificates and merchandise credits and deferred revenue related to undelivered merchandise. We maintain a liability for unredeemed gift certificates and merchandise credits until the earlier of redemption, escheatment or seven years. After seven years, the remaining unredeemed gift certificate or merchandise credit liability is relieved and recorded within selling, general and administrative expenses.

Deferred Rent and Lease Incentives    For leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease, we recognize rental expense on a straight-line basis over the lease term, including the construction period, and record the difference between rent expense and the amount currently payable as deferred rent. Any rental expense incurred during the construction period is capitalized as a leasehold improvement within property and equipment and depreciated over the lease term. Deferred lease incentives include construction allowances received from landlords, which are amortized on a straight-line basis over the lease term, including the construction period.

Contingent Liabilities    Contingent liabilities are recorded when it is determined that the outcome of an event is expected to result in a loss that is considered probable and reasonably estimable.

Fair Value of Financial Instruments    The carrying value of cash and cash equivalents, accounts receivable, investments, accounts payable and debt approximates their estimated fair values.

Revenue Recognition    We recognize revenues and the related cost of goods sold (including shipping costs) at the time the products are received by customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition.” Revenue is recognized for retail sales (excluding home-delivered merchandise) at the point of sale in the store and for home-delivered merchandise and direct-to-customer sales when the merchandise is delivered to the customer. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period. Shipping and handling fees charged to the customer are recognized as revenue at the time the products are delivered to the customer.

Sales Returns Reserve    Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. If actual returns, net of cost of goods sold, are different than those projected by management, the estimated sales returns reserve will be adjusted accordingly. A summary of activity in the sales returns reserve is as follows:

Dollars in thousands	Fiscal 2004	Fiscal 2003	Fiscal 2002
Balance at beginning of year	$12,281	$10,292	$8,488
Provision for sales returns	215,715	182,829	163,998
Actual sales returns	(214,490)	(180,840)	(162,194)
Balance at end of year	$13,506	$12,281	$10,292

Vendor Allowances    We may receive allowances or credits from vendors for volume rebates. In accordance with Emerging Issues Task Force (“EITF”) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” our accounting policy is to treat such volume rebates as an offset to the cost of the product or services provided at the time the expense is recorded. These allowances and credits received are primarily recorded in cost of goods sold or in selling, general and administrative expenses.

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

Financial Instruments    As of January 30, 2005, we have 11 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. As necessary, we have utilized 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. These contracts are accounted for by adjusting the carrying amount of the contract to market and recognizing any gain or loss in selling, general and administrative expenses in each reporting period. We did not enter into any new foreign currency contracts during fiscal 2004. Any gain or loss associated with these contracts in prior years was not material to us.

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

Stock-Based Compensation    We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized in the consolidated financial statements for stock options. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” however, requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to all of our stock-based compensation arrangements.

	Fiscal Year Ended
Dollars in thousands, except per share amounts	Jan. 30, 2005	Feb. 1, 2004	Feb. 2, 2003
Net earnings, as reported	$191,234	$157,211	$124,403
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effect	—	154	4,484
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(17,059)	(16,780)	(22,864)
Pro forma net earnings	$174,175	$140,585	$106,023
Basic earnings per share
As reported	$1.65	$1.36	$1.08
Pro forma	1.50	1.22	0.92
Diluted earnings per share
As reported	$1.60	$1.32	$1.04
Pro forma	1.47	1.16	0.87

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	Jan. 30, 2005	Feb. 1, 2004	Feb. 2, 2003
Dividend yield	—	—	—
Volatility	60.1%	63.9%	65.5%
Risk-free interest	3.9%	3.4%	5.1%
Expected term (years)	6.8	6.7	6.7

During fiscal 2001, we entered into employment agreements with certain executive officers. All stock-based compensation expense related to these agreements was fully recognized as of our first quarter ended May 4, 2003. We recognized approximately zero, $250,000 and $7,291,000 of stock-based compensation expense related to these employment agreements in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

New Accounting Pronouncements    In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R will require us to measure and record compensation expense in our consolidated financial statements for all employee share-based compensation awards using a fair value method. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. We expect to adopt this Statement using the modified prospective application transition method beginning in the third quarter of fiscal 2005. We are currently in the process of determining the impact of the adoption of this Statement on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. We are required to adopt the provisions of SFAS No. 151 effective January 30, 2006, however, early adoption is permitted. We do not expect the adoption of this Statement to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-Monetary Assets — An Amendment of ARB Opinion No. 29,” which requires non-monetary asset exchanges to be accounted for at fair value. We are required to adopt the provisions of SFAS No. 153 effective January 30, 2006, however, early adoption is permitted. We do not expect the adoption of this Statement to have a material impact on our consolidated financial position, results of operations or cash flows.

Use of Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications    Certain items in the fiscal 2003 and fiscal 2002 consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation.

Note B: Property and Equipment

Property and equipment consist of the following:

Dollars in thousands	Jan. 30, 2005	Feb. 1, 2004
Leasehold improvements[1]	$600,249	$511,089
Fixtures and equipment[2]	398,826	345,060
Land and buildings[2]	131,471	131,341
Capitalized software	132,614	111,386
Corporate systems projects in progress[3]	77,077	54,585
Corporate aircraft	48,618	36,980
Construction in progress[4]	8,063	22,183
Capital leases	11,920	11,920
Total	1,408,838	1,224,544
Accumulated depreciation and amortization[2]	(556,426)	(459,514)
Property and equipment — net	$852,412	$765,030
[1]	Includes approximately $17.4 million of leasehold improvements related to our lease accounting adjustment. See Note E.
[2]	Includes approximately $28.4 million of land and buildings and $1.5 million of fixtures and equipment at January 30, 2005 and February 1, 2004 and $11.1 million and $10.4 million of related accumulated depreciation at January 30, 2005 and February 1, 2004, respectively, due to the consolidation of our Memphis-based distribution facilities. See Note F.
[3]	Corporate systems projects in progress is primarily comprised of a new merchandising, inventory management and order management system currently under development.
[4]	Construction in progress is primarily comprised of leasehold improvements and furniture and fixtures related to new, unopened retail stores.

Note C: Borrowing Arrangements

Long-term debt consists of the following:

Dollars in thousands	Jan. 30, 2005	Feb. 1, 2004
Senior notes	$5,716	$11,430
Obligations under capital leases	5,673	7,724
Memphis-based distribution facilities obligation	17,000	18,223
Industrial development bonds	14,200	—
Total debt	42,589	37,377
Less current maturities	23,435	8,988
Total long-term debt	$19,154	$28,389

Senior Notes

The final payment on the unsecured senior notes of $5,716,000 is due in August 2005 with interest payable semi-annually at 7.2% per annum. The senior notes rank equally in right of payment with any of our existing and future unsubordinated, unsecured debt and contain certain financial covenants including a minimum tangible net worth covenant, a fixed charge coverage ratio and limitations on current and funded debt.

Capital Leases

Our $5,673,000 of capital lease obligations consist primarily of in-store computer equipment leases with a term of 60 months. The in-store computer equipment leases include an early purchase option at 54 months for $2,496,000, which is approximately 25% of the acquisition cost. We have an end of lease purchase option to acquire the equipment at the greater of fair market value or 15% of the acquisition cost.

See Note F for a discussion on our bond-related debt pertaining to our Memphis-based distribution facilities.

Industrial Development Bonds

In June 2004, in an effort to utilize tax incentives offered to us by the state of Mississippi, we entered into an agreement whereby the Mississippi Business Finance Corporation issued $15,000,000 in long-term variable rate industrial development bonds, the proceeds, net of debt issuance costs, of which were loaned to us to finance the acquisition and installation of leasehold improvements and equipment located in our newly leased Olive Branch distribution center (the “Mississippi Debt Transaction”). The bonds are marketed through a remarketing agent and are secured by a letter of credit issued under our $200,000,000 line of credit facility. The bonds mature on June 1, 2024. The bond rate resets each week based upon current market rates. The rate in effect at January 30, 2005 was 2.6%.

The bond agreement allows for each bondholder to tender their bonds to the trustee for repurchase, on demand, with seven days advance notice. In the event the remarketing agent fails to remarket the bonds, the trustee will draw upon the letter of credit to fund the purchase of the bonds. As of January 30, 2005, these bonds were classified as current debt. The bond proceeds are restricted for use in the acquisition and installation of leasehold improvements and equipment located in our Olive Branch, Mississippi facility. As of January 30, 2005, we had acquired and installed $9,546,000 of leasehold improvements and equipment associated with the facility.

The aggregate maturities of long-term debt at January 30, 2005 were as follows:

Dollars in thousands
Fiscal 2005[1]	$23,435
Fiscal 2006	4,679
Fiscal 2007	1,653
Fiscal 2008	1,584
Fiscal 2009	1,438
Thereafter	9,800
Total	$42,589
[1]	Includes $14.2 million related to the Mississippi Debt Transaction classified as current debt.

Credit Facility

As of January 30, 2005, we had a credit facility that provided for $200,000,000 of unsecured revolving credit and contained certain financial covenants, including a minimum tangible net worth covenant, a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), a minimum fixed charge coverage ratio and a maximum annual capital expenditures covenant. The credit facility was due to expire on October 22, 2005. On February 22, 2005, we entered into the Third Amended and Restated Credit Agreement that amends and replaces our credit facility. The new credit facility provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to August 22, 2009, we may, upon notice to the lenders, request an increase in the new credit facility of up to $100,000,000, to provide for a total of $400,000,000 of unsecured revolving credit. The new credit facility contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the new credit facility, and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the new credit facility. The new credit facility matures on February 22, 2010, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. During fiscal 2004 and fiscal 2003, no amounts were borrowed under the credit facility, however, as of January 30, 2005, $31,763,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. As of January 30, 2005, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

We have three unsecured commercial letter of credit reimbursement facilities for an aggregate of $125,000,000, each of which expires on July 2, 2005. As of January 30, 2005, an aggregate of $100,552,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of January 30, 2005. The latest expiration for the letters of credit issued under the facilities is November 29, 2005.

Standby Letters of Credit

As of January 30, 2005, we had issued and outstanding standby letters of credit under the credit facility in an aggregate amount of $31,763,000. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and the Mississippi Debt Transaction.

Interest Expense

Interest expense was $1,703,000 (net of capitalized interest of $1,689,000), $22,000 (net of capitalized interest of $2,142,000), and $1,441,000 (net of capitalized interest of $1,269,000) for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Note D: Income Taxes

The components of earnings before income taxes, by tax jurisdiction, are as follows:

	Fiscal Year Ended
Dollars in thousands	Jan. 30, 2005	Feb. 1, 2004	Feb. 2, 2003
United States	$303,986	$252,119	$201,867
Foreign	6,219	3,519	415
Total earnings before income taxes	$310,205	$255,638	$202,282

The provision for income taxes consists of the following:
	Fiscal Year Ended
Dollars in thousands	Jan. 30, 2005	Feb. 1, 2004	Feb. 2, 2003
Current payable
Federal	$105,096	$87,194	$69,536
State	17,642	15,640	11,555
Foreign	2,487	2,065	(696)
Total current	125,225	104,899	80,395
Deferred
Federal	(6,168)	(3,587)	(2,749)
State	(70)	(2,015)	(700)
Foreign	(16)	(870)	933
Total deferred	(6,254)	(6,472)	(2,516)
Total provision	$118,971	$98,427	$77,879

The American Jobs Creation Act will not have an impact on our fiscal 2005 income tax provision.

Except where required by U.S. tax law, no provision was made for U.S. income taxes on the cumulative undistributed earnings of our Canadian subsidiary, as we intend to utilize those earnings in the Canadian operations for an indefinite period of time and do not intend to repatriate such earnings.

Accumulated undistributed earnings of our Canadian subsidiary were approximately $6,300,000 as of January 30, 2005. It is currently not practical to estimate the tax liability that might be payable if these foreign earnings were repatriated.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal Year Ended
	Jan. 30, 2005	Feb. 1, 2004	Feb. 2, 2003
Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State income tax rate, less federal benefit	3.4%	3.5%	3.5%
Total	38.4%	38.5%	38.5%

Significant components of our deferred tax accounts are as follows:

Dollars in thousands	Jan. 30, 2005		Feb. 1, 2004
Deferred tax asset (liability)
Current:
Compensation	$14,667		$12,587
Inventory	11,357		10,357
Accrued liabilities	13,725		11,971
Customer deposits	19,342		470
Deferred catalog costs	(20,540)		(14,871)
Other	464		18
Total current	39,015		20,532
Non-current:
Depreciation	(18,634)		(3,511)
Deferred rent	8,275		1,151
Deferred lease incentives	(11,595)		(7,271)
Other	897		744
Total non-current	(21,057)		(8,887)
Total	$17,958		$11,645

Note E: Accounting for Leases

On February 7, 2005, in a publicly disseminated letter, the Securities and Exchange Commission (the “SEC”) clarified its position on certain lease accounting issues, including accounting for rent holidays under generally accepted accounting principles. In response to this clarification, we performed a comprehensive review of our real property operating leases (including our stores, distribution centers, call centers, and office buildings) and our related accounting policies. Based on this review, we determined that the only area in which our lease accounting policies were not consistent with the SEC’s position was in the recognition of rent cost during rent holidays.

Prior to the publication of the SEC’s letter, we did not recognize rent cost during rent holidays (defined as periods during which we have control of the premises but are not obligated to pay rent, including build-out periods). We followed a practice prevalent in the retailing industry in which we recognized rent cost on a straight-line basis, beginning on the earlier of the operations commencement date or the rent commencement date. This practice had the effect of excluding the rent holiday from the period over which we recognized rent cost.

However, because our established accounting policy was to capitalize rent paid during build-out periods, the rent cost allocated to the rent holiday should have also been capitalized. Accordingly, correcting our accounting for rent holidays had no impact on our Consolidated Statements of Earnings but did result in a net increase in property and equipment of approximately $17.4 million and a net increase in deferred rent and lease incentives of approximately $17.4 million at January 30, 2005.

Operating Leases

We lease store locations, warehouses, corporate facilities, call centers and certain equipment under operating and capital leases for original terms ranging generally from 3 to 22 years. Certain leases contain renewal options for periods up to 20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord have not been met.

We have an operating lease for a 1,002,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2022, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company. The construction and expansion of the distribution facility was financed by the original lessor through the sale of $39,200,000 Taxable Industrial Development Revenue Bonds, Series 1998 and 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of January 30, 2005, approximately $32,180,000 was outstanding on the bonds. We are required to make annual rental payments of approximately $3,816,000, plus applicable taxes, insurance and maintenance expenses.

We have an operating lease for an additional 1,103,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2023, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company. The construction of the distribution facility was financed by the original lessor through the sale of $42,500,000 Taxable Industrial Development Revenue Bonds, Series 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of January 30, 2005, approximately $35,235,000 was outstanding on the bonds. We are required to make annual rental payments of approximately $4,181,000, plus applicable taxes, insurance and maintenance expenses.

In December 2003, we entered into an agreement to lease an additional 780,000 square foot distribution facility located in Olive Branch, Mississippi. The lease has an initial term of six years, with two optional two-year renewals. The agreement includes an option to lease an additional 333,000 square feet of the same distribution center. As of January 30, 2005, we had not exercised this option, however, we expect to exercise this option during fiscal 2005. We are required to make annual rental payments of approximately $1,927,000, plus applicable taxes, insurance and maintenance expenses.

On February 2, 2004, we entered into an agreement to lease 781,000 square feet of a distribution center located in Cranbury, New Jersey. The lease has an initial term of seven years, with three optional five-year renewals. The agreement requires us to lease an additional 219,000 square feet of the facility in the event the current tenant vacates the premises. We are required to make annual rental payments of approximately $3,397,000, plus applicable taxes, insurance and maintenance expenses.

On August 18, 2004, we entered into an agreement to lease a 500,000 square foot distribution facility located in Memphis, Tennessee. The lease has an initial term of four years, with one optional three-year and nine-month renewal. We are required to make annual rental payments of approximately $1,025,000, plus applicable taxes, insurance and maintenance expenses.

Total rental expense for all operating leases was as follows:

	Fiscal Year Ended
Dollars in thousands	Jan. 30, 2005	Feb. 1, 2004[1]	Feb. 2, 2003[1]
Minimum rent expense	$110,618	$101,377	$95,173
Contingent rent expense	26,724	21,796	19,626
Less: Sublease rental income	(59)	(90)	(503)
Total rent expense	$137,283	$123,083	$114,296
[1]	Includes rent expense for our Memphis-based distribution facilities which were consolidated by us on February 1, 2004. See Note F.

The aggregate minimum annual rental payments under noncancelable operating leases (excluding the Memphis-based distribution facilities) in effect at January 30, 2005 were as follows:

Dollars in thousands	Minimum Lease Commitments[1]
Fiscal 2005	$164,993
Fiscal 2006	165,143
Fiscal 2007	162,284
Fiscal 2008	156,124
Fiscal 2009	147,396
Thereafter	725,694
Total	$1,521,634
[1]	Projected payments include only those amounts that are fixed and determinable as of the reporting date.

Note F: Consolidation of Memphis-Based Distribution Facilities

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of W. Howard Lester, Chairman of the Board of Directors and a significant shareholder, and James A. McMahan, a Director Emeritus and a significant shareholder. Partnership 1 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties.

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of industrial development bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 industrial development bonds are collateralized by the distribution facility and the individual partners guarantee the bond repayments. As of January 30, 2005, $2,341,000 was outstanding under the Partnership 1 industrial development bonds.

The operating lease for this distribution facility requires us to pay annual rent of $618,000 plus interest on the bonds calculated at a variable rate determined monthly (2.3% in January 2005), applicable taxes, insurance and maintenance expenses. Although the current term of the lease expires in August 2005, we are obligated to renew the operating lease until these bonds are fully repaid.

Our other Memphis-based distribution facility includes an operating lease entered into in August 1990 for another distribution facility that is adjoined to the Partnership 1 facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 2”) comprised of W. Howard Lester, James A. McMahan and two unrelated parties. Partnership 2 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties.

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of industrial development bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 industrial development bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of January 30, 2005, $14,659,000 was outstanding under the Partnership 2 industrial development bonds.

The operating lease for this distribution facility requires us to pay annual rent of approximately $2,600,000, plus applicable taxes, insurance and maintenance expenses. This operating lease has a term of 15 years expiring in August 2006, with three optional five-year renewal periods. We are, however, obligated to renew the lease until the bonds are fully repaid.

As of February 1, 2004, the Company adopted FASB Interpretation No. (“FIN”) 46R, which requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The two partnerships described above qualify as variable interest entities under FIN 46R due to their related party relationship and our obligation to renew the leases until the bonds are fully repaid.

Accordingly, the two related party variable interest entity partnerships from which we lease our Memphis-based distribution facilities were consolidated by us as of February 1, 2004. As of January 30, 2005, the consolidation had resulted in increases to our consolidated balance sheet of $18,882,000 in assets (primarily buildings), $17,000,000 in long-term debt, and $1,882,000 in other long-term liabilities. Consolidation of these partnerships did not have an impact on our net income. However, the interest expense associated with the partnerships’ long-term debt, shown as occupancy expense in fiscal 2003, is now recorded as interest expense. In fiscal 2004, this interest expense approximated $1,525,000.

Note G: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Per-Share Amount
2004
Basic	$191,234	116,159	$1.65
Effect of dilutive stock options	—	3,188
Diluted	$191,234	119,347	$1.60
2003
Basic	$157,211	115,583	$1.36
Effect of dilutive stock options	—	3,433
Diluted	$157,211	119,016	$1.32
2002
Basic	$124,403	115,100	$1.08
Effect of dilutive stock options	—	4,450
Diluted	$124,403	119,550	$1.04

Options with an exercise price greater than the average market price of common shares for the period were 196,000 in fiscal 2004, 436,000 in fiscal 2003 and 1,414,000 in fiscal 2002 and were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

Note H: Common Stock

Authorized preferred stock consists of 7,500,000 shares of which none was outstanding during fiscal 2004 or fiscal 2003. Authorized common stock consists of 253,125,000 shares at $0.01 par value. Common stock outstanding at the end of fiscal 2004 and fiscal 2003 was 115,372,000 and 115,827,000 shares, respectively. The Board of Directors is authorized to issue stock options for up to the total number of shares authorized and remaining available for grant under each plan.

In May 2004, the Board of Directors authorized a stock repurchase program to acquire up to 2,500,000 shares of our outstanding common stock. During fiscal 2004, we repurchased and retired 2,057,700 shares of our common stock under this program, in addition to 215,000 shares under our previously authorized stock repurchase program, at a total cost of approximately $79,320,000, a weighted average cost of $34.90 per share. As of year- end, the remaining authorized number of shares eligible for repurchase was 442,300 shares. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Note I: Stock Options

Our 1993 Stock Option Plan, as amended (the “1993 Plan”), provides for grants of incentive and nonqualified stock options up to an aggregate of 17,000,000 shares. Stock options may be granted under the 1993 Plan to key employees and Board members of the company and any parent or subsidiary. Annual grants are limited to options to purchase 200,000 shares on a per person basis under this plan. All stock option grants made under the 1993 Plan have a maximum term of ten years, except incentive stock options issued to 10% shareholders which have a maximum term of five years. The exercise price of these options is not less than 100% of the fair market value of our stock on the date of the option grant or not less than 110% of such fair market value for an incentive stock option granted to a shareholder with greater than 10% of the voting power of all of our stock. Options granted to employees generally vest over five years. Options granted to non-employee Board members generally vest in one year.

Our 2000 Nonqualified Stock Option Plan, as amended (the “2000 Plan”), provides for grants of nonqualified stock options up to an aggregate of 3,000,000 shares. Stock options may be granted under the 2000 Plan to employees who are not officers or Board members. Annual grants are not limited on a per person basis under this plan. All nonqualified stock option grants under the 2000 Plan have a maximum term of ten years with an exercise price of 100% of the fair value of the stock at the option grant date. Options granted to employees generally vest over five years.

Our Amended and Restated 2001 Long-Term Incentive Plan (the “2001 Plan”) provides for grants of incentive stock options, nonqualified stock options, restricted stock awards and deferred stock awards up to an aggregate of 8,500,000 shares. Awards may be granted under the 2001 Plan to officers, employee and non-employee Board members of the company and any parent or subsidiary. Annual grants are limited to options to purchase 1,000,000 shares, 200,000 shares of restricted stock, and deferred stock awards of up to 200,000 shares on a per person basis. All stock option grants made under the 2001 Plan have a maximum term of ten years, except incentive stock options issued to 10% shareholders which have a maximum term of five years. The exercise price of these stock options is not less than 100% of the fair market value of our stock on the date of the option grant or not less than 110% of such fair market value for an incentive stock option granted to a shareholder with greater than 10% of the voting power of all of our stock. Options granted to employees generally vest over five years. Options granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock options on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of shareholders (so long as they continue to serve as a non-employee Board member).

The following table reflects the aggregate activity under our stock option plans:

	Shares	Weighted Average Exercise Price
Balance at February 3, 2002	13,765,674	$11.57
Granted (weighted average fair value of $15.71)	3,514,429	24.58
Exercised	(2,019,273)	9.68
Canceled	(693,724)	14.74
Balance at February 2, 2003	14,567,106	14.77
Granted (weighted average fair value of $15.56)	1,596,075	24.37
Exercised	(3,294,478)	11.87
Canceled	(1,089,045)	18.07
Balance at February 1, 2004	11,779,658	16.58
Granted (weighted average fair value of $20.58)	1,626,811	32.57
Exercised	(1,817,308)	14.41
Canceled	(488,734)	20.81
Balance at January 30, 2005	11,100,427	19.08
Exercisable, February 2, 2003	5,734,820	$10.60
Exercisable, February 1, 2004	5,077,371	12.83
Exercisable, January 30, 2005	5,461,541	14.26

Options to purchase 4,304,422 shares were available for grant at January 30, 2005.

The following table summarizes information about stock options outstanding at January 30, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.50 – $ 9.50	2,243,361	3.71	$8.10	1,864,521	$7.83
$ 9.66 – $14.50	2,431,715	5.20	12.91	1,600,773	12.56
$14.84 – $22.47	2,643,471	6.71	19.72	1,242,430	17.99
$22.48 – $31.58	2,222,380	8.00	26.51	621,817	26.51
$32.01 – $40.05	1,559,500	9.13	32.84	132,000	32.85
$ 4.50 – $40.05	11,100,427	6.37	$19.08	5,461,541	$14.26

Note J: Associate Stock Incentive Plan and Other Employee Benefits

We have a defined contribution retirement plan, the “Williams-Sonoma, Inc. Associate Stock Incentive Plan” (the “Plan”), for eligible employees, which is intended to be qualified under Internal Revenue Code Sections 401(a), 401(k) and 401(m). The Plan permits eligible employees to make salary deferral contributions in accordance with Internal Revenue Code Section 401(k) up to 15% of eligible compensation each pay period (4% in the case of certain higher paid individuals). Employees designate the funds in which their contributions are invested. Each participant may choose to have his or her salary deferral contributions and earnings thereon invested in one or more investment funds, including investing in our company stock fund. All amounts contributed by the company are invested in our common stock fund. Through August 1, 2003, our matching contribution was equal to 100% of the first 6% of a participant’s pay (4% for higher paid individuals), only if the participant elected to invest in our company stock fund through salary deferral contributions. Subsequent to August 1, 2003, our matching contribution is equal to 50% of the participant’s salary deferral contribution each pay period, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period (4% for higher paid individuals). Participants are no longer required to invest in our company stock fund in order to receive matching contributions. For the first five years of the participant’s employment, all matching contributions generally vest at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions vest immediately. Our contributions to the plan were $2,850,000 in fiscal 2004, $3,540,000 in fiscal 2003 and $4,433,000 in fiscal 2002.

We have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management, and other certain highly compensated employees. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. At January 30, 2005, $10,348,000 was included in other long-term obligations. Additionally, we have purchased life insurance policies on certain participants. The cash surrender value of these policies was $8,271,000 at January 30, 2005 and was included in other assets.

Note K: Financial Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires certain guarantees to be recorded at fair value. In general, the interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. We leased an aircraft over a term of 60 months, which ended in January 2005. At the end of the lease term, the lease allowed us to either purchase the aircraft for $11,500,000 or sell it. If the proceeds were less than $11,500,000, we were required to pay the lessor the difference up to $9,080,000. In January 2005, we purchased the aircraft for $11,500,000 and the lessor released our guarantee requirements.

In addition, we are party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements and various other agreements. Under these contracts, we may provide certain routine indemnifications relating to representations and warranties or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial condition or results of operations.

Note L: Commitments and Contingencies

On September 30, 2004, we entered into a five-year service agreement with IBM to host and manage certain aspects of our data center information technology infrastructure. The terms of the agreement require the payment of both fixed and variable charges over the life of the agreement. The variable charges are primarily based on CPU hours, storage capacity and support services that are expected to fluctuate throughout the term of the agreement.

Under the terms of the agreement, we are subject to a minimum charge over the five-year term of the agreement. This minimum charge is based on both a fixed and variable component calculated as a percentage of the total estimated service charges over the five-year term of the agreement. As of January 30, 2005, we estimate the remaining minimum charge to be approximately $21,000,000. The fixed component of this minimum charge will be paid annually not to exceed approximately $5,000,000, while the variable component will be based on usage. The agreement can be terminated at any time for cause and after 24 months for convenience. In the event the agreement is terminated for convenience, a graduated termination fee will be assessed based on the time period remaining in the contract term, not to exceed $9,000,000. During fiscal 2004, we recognized expense of approximately $3,000,000 relating to this agreement.

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

Note M: Segment Reporting

We have two reportable segments, retail and direct-to-customer. The retail segment has five merchandising concepts which sell products for the home (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything and West Elm). These five retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. The direct-to-customer segment has seven merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, Hold Everything, West Elm, and Williams-Sonoma Home) and sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and holdeverything.com). Management’s expectation is that the overall economics of each of our major concepts within each reportable segment will be similar over time.

These reportable segments are strategic business units that offer similar home-centered products. They are managed separately because the business units utilize two distinct distribution and marketing strategies. It is not practicable for us to report revenue by product group.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail	Direct-to- Customer	Unallocated	Total
2004
Net revenues[1]	$1,810,979	$1,325,952	—	$3,136,931
Depreciation and amortization expense	76,667	16,174	$18,783	111,624
Earnings (loss) before income taxes	253,038	210,809	(153,642)	310,205

Assets[2,3]	910,924	279,579	555,042	1,745,545
Capital expenditures	90,027	40,894	50,532	181,453
2003
Net revenues[1]	$1,622,383	$1,131,985	—	$2,754,368
Depreciation and amortization expense	68,800	15,472	$15,262	99,534
Earnings (loss) before income taxes	231,512	172,266	(148,140)	255,638

Assets[3]	822,340	218,603	429,792	1,470,735
Capital expenditures	121,759	11,845	78,375	211,979
2002
Net revenues[1]	$1,423,993	$936,837	—	$2,360,830
Depreciation and amortization expense	59,312	19,378	$12,794	91,484
Earnings (loss) before income taxes	214,648	140,527	(152,893)	202,282

Assets[3]	726,199	160,714	377,542	1,264,455
Capital expenditures	112,748	6,442	36,991	156,181
[1]	Includes $50.1 million, $42.7 million and $25.8 million in fiscal 2004, 2003 and 2002, respectively, related to our foreign operations.
[2]	Includes $17,100,000, $260,000 and $40,000 of leasehold improvements in the retail, direct-to-customer and unallocated segments, respectively, related to our lease accounting adjustment. See Note E.
[3]	Includes $23.1 million, $22.5 million and $19.1 million of long-term assets in fiscal 2004, 2003 and 2002, respectively, related to our foreign operations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Williams-Sonoma, Inc.:

We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of January 30, 2005 and February 1, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2005. We also have audited management’s assessment included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Part II, Item 9A, Controls and Procedures), that the Company maintained effective internal control over financial reporting as of January 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of January 30, 2005 and February 1, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

April 14, 2005

Quarterly Financial Information

(Unaudited)

Dollars in thousands, except per share amounts
Fiscal 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$640,910	$689,621	$722,761	$1,083,639	$3,136,931
Gross margin	245,376	259,528	281,214	485,027	1,271,145
Earnings before income taxes	34,668	44,779	46,143	184,615	310,205
Net earnings	21,390	27,629	28,467	113,748	191,234
Basic earnings per share[1]	$0.18	$0.24	$0.24	$0.98	$1.65
Diluted earnings per share[1]	$0.18	$0.23	$0.24	$0.95	$1.60
Stock price (as of quarter-end)[2]	$32.48	$32.49	$38.17	$34.53	$34.53
Fiscal 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$536,840	$580,423	$632,824	$1,004,281	$2,754,368
Gross margin	204,308	215,078	248,771	442,420	1,110,577
Earnings before income taxes	21,781	28,982	38,822	166,053	255,638
Net earnings	13,395	17,824	23,876	102,116	157,211
Basic earnings per share[1]	$0.12	$0.15	$0.20	$0.87	$1.36
Diluted earnings per share[1]	$0.11	$0.15	$0.20	$0.85	$1.32
Stock price (as of quarter-end)[2]	$26.38	$27.60	$35.33	$32.11	$32.11
[1]	Per SFAS No. 128, the sum of the quarterly net earnings per share amounts will not necessarily equal the annual net earnings per share as each quarter is calculated independently.
[2]	Stock price represents our common stock price at the close of business on the Friday before our fiscal quarter-end.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of January 30, 2005, an evaluation was performed with the participation of our management, including our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even any effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 30, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, our management concluded that, as of January 30, 2005, our internal control over financial reporting is effective.

Our independent registered public accounting firm audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. This report appears on pages 57 through 58 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference herein to the information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Committee Reports—Audit Committee Report,” “Committee Reports—Nominations and Corporate Governance Committee Report,” “Section 16(A) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines and Corporate Code of Conduct” in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference herein to information under the headings “Information Concerning Executive Officers,” “Election of Directors,” “Committee Reports—Compensation Committee Report” and “Performance Graph” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference herein to information under the headings “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference herein to information under the heading “Certain Relationships and Related Transactions” in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference herein to information under the headings “Audit and Related Fees” and “Committee Reports—Audit Committee Report” in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The following consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 8:

Consolidated Statements of Earnings for the fiscal years ended January 30, 2005, February 1, 2004 and February 2, 2003

Consolidated Balance Sheets as of January 30, 2005 and February 1, 2004

Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 30, 2005, February 1, 2004 and February 2, 2003

Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2005, February 1, 2004 and February 2, 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Information

(a)(2)	Financial Statement Schedules: Schedules have been omitted because they are not required or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.

(a)(3)	Exhibits: See Exhibit Index on pages 64 through 68.

(b)	Exhibits: See Exhibit Index on pages 64 through 68.

(c)	Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS-SONOMA, INC.

Date: April 15, 2005	By	/s/ EDWARD A. MUELLER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2005	/s/ W. HOWARD LESTER
W. Howard Lester
Chairman of the Board and Director

Date: April 15, 2005	/s/ EDWARD A. MUELLER
Edward A. Mueller
Director and Chief Executive Officer
(principal executive officer)

Date: April 15, 2005	/s/ SHARON L. MCCOLLAM
Sharon L. McCollam
Executive Vice President, Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: April 15, 2005	/s/ SANJIV AHUJA
Sanjiv Ahuja
Director

Date: April 15, 2005	/s/ ADRIAN D.P. BELLAMY
Adrian D.P. Bellamy
Director

Date: April 15, 2005	/s/ PATRICK J. CONNOLLY
Patrick J. Connolly
Director and Executive Vice President, Chief Marketing Officer

Date: April 15, 2005	/s/ JEANNE P. JACKSON
Jeanne P. Jackson
Director

Date: April 15, 2005	/s/ MICHAEL R. LYNCH
Michael R. Lynch
Director

Date: April 15, 2005	/s/ RICHARD T. ROBERTSON
Richard T. Robertson
Director

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE

FISCAL YEAR ENDED JANUARY 30, 2005

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

ARTICLES OF INCORPORATION AND BYLAWS

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)
3.2	Certificate of Amendment of Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
3.3	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated April 29, 2002 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2004 as filed with the Commission on September 10, 2004, File No. 001-14077)
3.4	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated as of July 22, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)
3.5	Restated Bylaws and Amendment Number One to the Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

FINANCING AGREEMENTS

10.1	Note Agreement, dated August 1, 1995, for $40,000,000 7.2% Senior Notes (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 1995 as filed with the Commission on September 13, 1995, File No. 000-12704)
10.2*	Third Amended and Restated Credit Agreement, dated February 22, 2005 between the Company and Bank of America, N.A., as administrative agent and L/C Issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, The Bank of New York and Wells Fargo Bank N.A., as co-syndication agents, JPMorgan Chase Bank, N.A. and Union Bank of California, N.A. as co-documentation agents and the lenders party hereto
10.3	Reimbursement Agreement between the Company and Bank of America, National Association, dated July 2, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2002 as filed with the Commission on September 18, 2002, File No. 001-14077)
10.4	Reimbursement Agreement between the Company and Bank of New York, dated July 2, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2002 as filed with the Commission on September 18, 2002, File No. 001-14077)
10.5	Reimbursement Agreement between the Company and Fleet National Bank, dated July 2, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2002 as filed with the Commission on September 18, 2002, File No. 001-14077)
10.6	First Amendment, dated as of July 2, 2003, to the Reimbursement Agreement between the Company and Bank of America, National Association, dated July 2, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.7	First Amendment, dated as of July 2, 2003, to the Reimbursement Agreement between the Company and The Bank of New York, dated July 2, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)
10.8	First Amendment, dated as of July 2, 2003, to the Reimbursement Agreement between the Company and Fleet National Bank, dated July 2, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)
10.9	Second Amendment, dated as of July 2, 2004, to the Reimbursement Agreement between the Company and Bank of America, National Association, dated July 2, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2004 as filed with the Commission on September 10, 2004, File No. 001-14077)
10.10	Second Amendment, dated as of July 2, 2004, to the Reimbursement Agreement between the Company and The Bank of New York, dated July 2, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2004 as filed with the Commission on September 10, 2004, File No. 001-14077)
10.11	Second Amendment, dated as of July 2, 2004, to the Reimbursement Agreement between the Company and Fleet National Bank, dated July 2, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2004 as filed with the Commission on September 10, 2004, File No. 001-14077)

STOCK PLANS

10.12*+	Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option Plan
10.13+	Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)
10.14+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 as filed with the Commission on August 18, 2004, File No. 333-118351)
10.15+	Forms of Notice of Grant and Stock Option Agreement under the Company’s 1993 Stock Option Plan, 2000 Nonqualified Stock Option Plan and 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004, File No. 001-14077)

OTHER INCENTIVE PLANS

10.16*+	2001 Incentive Bonus Plan
10.17+	Second Amendment and Restatement of the Williams-Sonoma, Inc. Executive Deferral Plan, dated November 23, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)
10.18+	First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, dated February 25, 2002 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 as filed with the Commission on April 15, 2003, File No. 001-14077)
10.19+	First Amendment, dated November 1, 2002, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 as filed with the Commission on April 15, 2003, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.20+	Second Amendment, dated December 31, 2002, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 as filed with the Commission on April 15, 2003, File No. 001-14077)
10.21+	Third Amendment, dated April 17, 2003, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2003 as filed with the Commission on June 17, 2003, File No. 001-14077)
10.22+	Fourth Amendment, dated April 17, 2003, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2003 as filed with the Commission on June 17, 2003, File No. 001-14077)
10.23+	Fifth Amendment, dated May 30, 2003, to the First Amendment and Restatement of the Williams-Sonoma, Inc. Associate Stock Incentive Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)

PROPERTIES

10.24	Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1983 as filed with the Commission on October 14, 1983, File No. 000-12704)
10.25	First Amendment, dated December 1, 1985, to the Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1986 as filed with the Commission on May 2, 1986, File No. 000-12704)
10.26	Second Amendment, dated December 1, 1993, to the Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)
10.27	Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 1990 as filed with the Commission on December 12, 1990, File No. 000-12704)
10.28	First Amendment, dated December 22, 1993, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee between the Company and Hewson-Memphis Partners, dated as of August 1, 1990 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)
10.29	Second Amendment, dated September 1, 1994, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994, File No. 000-12704)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.30	Third Amendment, dated October 24, 1995, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.2E to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)
10.31	Fourth Amendment, dated February 1, 1996, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)
10.32	Fifth Amendment to Sublease, dated March 1, 1999, incorrectly titled Fourth Amendment to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)
10.33	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)
10.34	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)
10.35	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
10.36	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and SPI WS II, LLC (the successor-in-interest to Hewson/Desoto Partners, L.L.C.) as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)
10.37	Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee and ProLogis-Macquarie MS Investment Trust (the successor-in-interest to Robert Pattillo Properties, Inc.) as lessor, dated December 1, 2003 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 as filed with the Commission on April 15, 2004, File No. 001-14077)
10.38	First Addendum, dated February 27, 2004, to Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee, ProLogis-Macquarie MS Investment Trust (the successor-in-interest to Robert Pattillo Properties, Inc.) as lessor, and the Company as guarantor dated December 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2004 as filed with the Commission on June 9, 2004, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.39	Second Addendum, dated June 1, 2004, to Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee, ProLogis-Macquarie MS Investment Trust (the successor-in-interest to Robert Pattillo Properties, Inc.) as lessor, and the Company as guarantor dated December 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2004 as filed with the Commission on September 10, 2004, File No. 001-14077)
10.40	Lease for Company distribution facility on the East Coast located in Cranbury, New Jersey between Williams Sonoma Direct, Inc. and Keystone Cranbury East, LLC, effective as of February 2, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2004 as filed with the Commission on June 9, 2004, File No. 001-14077)

EMPLOYMENT AGREEMENTS

10.41+	Employment Agreement between the Company and Laura Alber, dated March 19, 2001 (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)
10.42*+	Employment Agreement between the Company and Sharon McCollam, dated December 28, 2002

OTHER AGREEMENTS

10.43#	Aircraft Purchase Agreement, dated April 30, 2003, between the Company as buyer and Bombardier Inc. as seller (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 as filed with the Commission on April 15, 2004, File No. 001-14077)
10.44#	Services Agreement, dated September 30, 2004, by and between the Company and International Business Machines Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004 , File No. 001-14077)

OTHER EXHIBITS

21.1*	Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
#	We have requested confidential treatment on certain portions of this exhibit from the SEC. The omitted portions have been filed separately with the SEC.