Form 10-Q
period 2005-05-01
WILLIAMS SONOMA INC
filed 2005-06-10
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2005.

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

As of May 29, 2005, 115,942,857 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 1, 2005

ITEM 1.  FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	May 1, 2005	January 30, 2005	May 2, 2004

ASSETS
Current assets
Cash and cash equivalents	$115,668	$239,210	$74,615
Accounts receivable – net	46,744	42,520	40,918
Merchandise inventories – net	521,977	452,421	425,568
Prepaid catalog expenses	52,818	53,520	39,095
Prepaid expenses	39,451	38,018	25,734
Deferred income taxes	39,008	39,015	20,521
Other assets	8,514	9,061	4,649

Total current assets	824,180	873,765	631,100

Property and equipment – net	856,102	852,412	774,163
Other assets – net	21,961	19,368	15,878

Total assets	$1,702,243	$1,745,545	$1,421,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$164,859	$173,781	$129,909
Accrued salaries, benefits, and other	70,506	86,767	62,632
Customer deposits	153,673	148,535	131,883
Income taxes payable	18,913	72,052	16,051
Current portion of long-term debt	24,584	23,435	9,017
Other liabilities	18,229	17,587	17,463

Total current liabilities	450,764	522,157	366,955

Deferred rent and lease incentives	211,743	212,193	179,650
Long-term debt	17,474	19,154	27,858
Deferred income tax liabilities	21,062	21,057	8,908
Other long-term obligations	13,845	13,322	10,941

Total liabilities	714,888	787,883	594,312

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	-	-	-
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 115,713; 115,372 and 116,064 shares at May 1, 2005, January 30, 2005 and May 2, 2004, respectively	1,157	1,154	1,161
Additional paid-in capital	301,682	286,720	260,051
Retained earnings	679,218	664,619	562,798
Accumulated other comprehensive income	5,298	5,169	2,819

Total shareholders’ equity	987,355	957,662	826,829

Total liabilities and shareholders’ equity	$1,702,243	$1,745,545	$1,421,141

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended
Dollars and shares in thousands, except per share amounts	May 1, 2005	May 2, 2004

Net revenues	$720,688	$640,910
Cost of goods sold	435,766	395,534

Gross margin	284,922	245,376

Selling, general and administrative expenses	241,219	210,572
Interest income	(1,103)	(254)
Interest expense	482	390

Earnings before income taxes	44,324	34,668

Income taxes	18,151	13,278

Net earnings	$26,173	$21,390

Basic earnings per share	$0.23	$0.18
Diluted earnings per share	$0.22	$0.18

Shares used in calculation of earnings per share:
Basic	115,427	115,832
Diluted	118,109	119,155

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
Dollars in thousands	May 1, 2005	May 2, 2004

Cash flows from operating activities:
Net earnings	$26,173	$21,390
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	30,150	26,941
Net loss on disposal of assets	371	811
Amortization of deferred lease incentives	(6,131)	(5,292)
Tax benefit from exercise of stock options	5,316	3,741
Other	-	335
Changes in:
Accounts receivable	(3,751)	(9,364)
Merchandise inventories	(69,609)	(21,643)
Prepaid catalog expenses	702	(630)
Prepaid expenses and other assets	(2,992)	427
Accounts payable	(8,897)	(25,970)
Accrued salaries, benefits, and other	(15,088)	(16,669)
Customer deposits	5,158	16,199
Deferred rent and lease incentives	5,205	9,060
Income taxes payable	(53,155)	(48,461)

Net cash used in operating activities	(86,548)	(49,125)

Cash flows from investing activities:
Purchases of property and equipment	(34,365)	(37,542)

Net cash used in investing activities	(34,365)	(37,542)

Cash flows from financing activities:
Repayments of long-term obligations	(531)	(502)
Proceeds from exercise of stock options	10,462	4,414
Repurchase of common stock	(12,387)	(6,840)
Credit facility renewal costs	(585)	(2)

Net cash used in financing activities	(3,041)	(2,930)

Effect of exchange rates on cash and cash equivalents	412	302
Net decrease in cash and cash equivalents	(123,542)	(89,295)
Cash and cash equivalents at beginning of period	239,210	163,910

Cash and cash equivalents at end of period	$115,668	$74,615

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended May 1, 2005 and May 2, 2004

(Unaudited)

NOTE A.  FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we”, “us” or “our”). The condensed consolidated balance sheets as of May 1, 2005 and May 2, 2004, the condensed consolidated statements of earnings for the thirteen week periods ended May 1, 2005 and May 2, 2004, and the condensed consolidated statements of cash flows for the thirteen week periods ended May 1, 2005 and May 2, 2004 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen week periods then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 30, 2005, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2005.

The results of operations for the thirteen weeks ended May 1, 2005 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2005.

Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the current period.

NOTE B.  ACCOUNTING POLICIES

Stock-Based Compensation

We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized in the consolidated financial statements for stock options with an exercise price equal to the fair value on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” however, requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to all of our stock-based compensation arrangements.

		Thirteen Weeks Ended
Dollars in thousands, except per share amounts		May 1, 2005	May 2, 2004

Net earnings, as reported		$26,173	$21,390
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(3,683)	(4,087)

Pro forma net earnings		$22,490	$17,303

Basic earnings per share
	As reported	$0.23	$0.18
	Pro forma	0.19	0.15

Diluted earnings per share
	As reported	$0.22	$0.18
	Pro forma	0.19	0.14

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended
	May 1, 2005	May 2, 2004

Dividend yield	-	-
Volatility	59.8%	62.1%
Risk-free interest	4.0%	3.3%
Expected term (years)	6.6	6.8

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R will require us to measure and record compensation expense in our consolidated financial statements for all employee share-based compensation awards using a fair value method. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. We expect to adopt this Statement using the modified prospective application transition method beginning in the first quarter of fiscal 2006. We are currently in the process of determining the impact of the adoption of this Statement on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We are required to adopt the provisions of FIN 47 no later than the end of fiscal 2005. We do not expect the adoption of this Interpretation to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE C.  BORROWING ARRANGEMENTS

Credit Facility

As of May 1, 2005, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit and contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR) and a minimum fixed charge coverage ratio. Prior to August 22, 2009, we may, upon notice to the lenders, request an increase in the credit facility of up to $100,000,000, to provide for a total of $400,000,000 of unsecured revolving credit. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility, and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the credit facility. The credit facility matures on February 22, 2010, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. During the thirteen weeks ended May 1, 2005 and May 2, 2004, no amounts were borrowed under the credit facility, however, as of May 1, 2005, $31,573,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and the Mississippi Debt Transaction. As of May 1, 2005, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

We have three unsecured commercial letter of credit reimbursement facilities for an aggregate of $125,000,000, each of which expires on July 2, 2005. We expect to renew our current letter of credit agreements on substantially similar terms prior to their expiration. As of May 1, 2005, an aggregate of $112,072,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of May 1, 2005. The latest expiration for the letters of credit issued under the agreements is November 29, 2005.

NOTE D.  COMPREHENSIVE INCOME

Comprehensive income for the thirteen weeks ended May 1, 2005 and May 2, 2004 was as follows:

	Thirteen Weeks Ended
Dollars in thousands	May 1, 2005	May 2, 2004

Net earnings	$26,173	$21,390
Other comprehensive income (loss) - foreign currency translation adjustment	128	(467)

Comprehensive income	$26,301	$20,923

NOTE E.  EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Per Share Amount

Thirteen weeks ended May 1, 2005
Basic	$26,173	115,427	$0.23
Effect of dilutive stock options	-	2,682
Diluted	$26,173	118,109	$0.22

Thirteen weeks ended May 2, 2004
Basic	$21,390	115,832	$0.18
Effect of dilutive stock options	-	3,323
Diluted	$21,390	119,155	$0.18

Options with an exercise price greater than the average market price of common shares were 170,000 and 154,000 for the thirteen weeks ended May 1, 2005 and May 2, 2004, respectively, and were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

NOTE G.  SEGMENT REPORTING

We have two reportable segments, retail and direct-to-customer. The retail segment has five merchandising concepts which sell products for the home (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything and West Elm). The five retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. The direct-to-customer segment has seven merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and holdeverything.com). Management’s expectation is that the overall economics of each of our major concepts within each reportable segment will be similar over time.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail	Direct-to- Customer	Unallocated	Total

Thirteen weeks ended May 1, 2005
Net revenues[1]	$397,188	$323,500	-	$720,688
Depreciation and amortization expense	20,356	4,439	$ 5,355	30,150
Earnings (loss) before income taxes	38,481	47,333	(41,490)	44,324

Assets[2]	943,999	312,663	445,581	1,702,243
Capital expenditures	20,204	6,360	7,801	34,365

Thirteen weeks ended May 2, 2004
Net revenues[1]	$351,104	$289,806	-	$640,910
Depreciation and amortization expense	18,805	3,715	$ 4,421	26,941
Earnings (loss) before income taxes	30,247	44,415	(39,994)	34,668

Assets[2]	835,045	237,577	348,519	1,421,141
Capital expenditures	20,037	7,759	9,746	37,542

1 Includes $10.6 million and $9.4 million in the First Quarter of 2005 and the First Quarter of 2004, respectively, related to our foreign operations.

2 Includes $22.9 million and $21.2 million of long-term assets in the First Quarter of 2005 and the First Quarter of 2004, respectively, related to our foreign operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, projections of earnings, revenues or financial items, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance of our brands, statements related to refining our merchandising strategies, especially our merchandise assortment, statements related to the renewal of letter of credit agreements, statements related to our plans to increase retail leased square footage, statements related to increasing, refining and expanding catalog circulation and increasing catalog page counts, statements related to building our customer databases and expanding the reach of our brands, statements related to introducing new core and seasonal merchandise assortments, statements related to reducing our customer backorders and improving our in-stock positions in key furniture programs, statements related to implementing new marketing initiatives and expanding on-line and electronic direct marketing initiatives, statements related to our plans to open new retail stores, statements related to pursuing opportunities in our gift-registry assortment, statements related to the use of our available cash, statements related to our projected capital expenditures, statements related to the replenishment of our inventory levels and the benefits to be derived from our daily store replenishment program, statements related to developing operational disciplines throughout the supply chain, statements related to expanding our warehouse capacity, statements related to developing a “gold-standard” for customer service, statements related to our stock repurchase program, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, those discussed under the heading “Risk Factors” in this document and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything and West Elm). The direct-to-customer segment of our business sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and holdeverything.com). Based on net revenues in fiscal 2004, retail net revenues accounted for 57.7% of our business and direct-to-customer net revenues accounted for 42.3% of our business. Based on their contribution to our net revenues in fiscal 2004 (representing over 90%), the core brands in both retail and direct-to-customer are: Pottery Barn, which sells contemporary tableware and home furnishings; Williams-Sonoma, which sells cookware essentials; and Pottery Barn Kids, which sells stylish children’s furnishings. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

During the first quarter of 2005, diluted earnings per share increased by 22.2% to $0.22 and our net revenues increased 12.4% to $720.7 million from $640.9 million in the first quarter of 2004. The net revenue increase was primarily driven by increases in the Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma concepts. A strong consumer response to key merchandising categories, including furniture, textiles, and kitchenware, combined with continuing benefits from successful supply chain and overhead cost reduction initiatives drove these stronger than anticipated results.

At the end of the first quarter of 2005, inventories increased 23% versus last year, of which approximately half was in furniture. As a result, we were able to improve our customer service by filling our customer backorders more quickly than we had expected, while at the same time, improving our initial order fulfillment rates.

In our retail channel, net revenues increased 13.1% to $397.2 million during the first quarter of 2005 versus $351.1 million in the first quarter of 2004, due to a year-over-year increase in retail leased square footage of 11.1% and a comparable store sales increase of 5.0%. Net revenues generated in the Pottery Barn and Pottery Barn Kids brands, in addition to incremental net revenues generated from the strong performance of our West Elm prototype stores were the primary contributors to this year-over-year revenue increase.

In our direct-to-customer channel, net revenues increased 11.6% to $323.5 million during the first quarter of 2005 versus $289.8 million in the first quarter of 2004. This year-over-year increase was primarily driven by net revenues generated in the Pottery Barn, West Elm, Williams-Sonoma and Pottery Barn Kids brands primarily resulting from increased catalog and page count circulation and the continued success of our e-commerce initiatives. All of the brands in the direct-to-customer channel delivered positive growth during the quarter.

In our core brands, net revenues increased 10.6% in the first quarter of 2005, primarily driven by high single-digit growth in the Pottery Barn and Williams-Sonoma brands and mid-teen growth in the Pottery Barn Kids brand. We are pleased with the execution of our Pottery Barn and Pottery Barn Kids retail strategies as well as our Williams-Sonoma brand initiatives.

In our emerging brands, which include West Elm, PBteen, Hold Everything, and Williams-Sonoma Home, net revenues increased 33.7%, primarily driven by a strong performance in the West Elm and Williams-Sonoma Home brands.

Operationally, in the first quarter of 2005, we rolled out the first phase of our daily store replenishment program to approximately 50% of our stores, and converted the remainder of our stores during the first two weeks of May. We are optimistic that the longer-term benefits of this program will ultimately include improved customer service by minimizing retail store out-of-stocks, more efficient store operations due to less inventory in the back rooms, and reduced inventory damage and shrinkage due to less handling of the merchandise.

As we look forward to the second quarter and the balance of the year, we are continuing to focus on several strategic initiatives in both our core and emerging brands.

In our core brands, we are increasing retail leased square footage and catalog circulation, introducing new core and seasonal merchandise assortments across all brands, continuing to refine the retail and catalog merchandising strategies in the Williams-Sonoma brand, expanding our merchandise assortment in Pottery Barn Kids to include categories that will generate repeat customer traffic, and implementing new marketing initiatives that will drive growth across channels, including expanding our gift card merchandising initiatives.

In our emerging brands, we are extremely focused on building our customer databases and expanding the multi-channel reach of the brands.

In West Elm, we are opening six additional prototype stores later this year and will continue to increase catalog circulation, page counts, electronic direct-marketing, and on-line customer acquisition efforts.

In PBteen, we are expanding our core merchandise assortment, introducing new merchandise categories, pursuing opportunities we identified last year in our gift-giving assortment for the holiday season, increasing catalog circulation and page counts, and expanding our on-line marketing initiatives.

In Hold Everything, we are refining our catalog circulation strategy, expanding our on-line marketing initiatives, opening two additional prototype stores in the second quarter, and re-evaluating our new retail and direct-to-customer merchandising strategies based on the first quarter consumer response.

In Williams-Sonoma Home, we are increasing catalog circulation, adding order-placement functionality to the current e-catalog website, and opening our first three prototype stores in the third quarter.

Operationally, we will be continuing to: implement the second phase of the daily store replenishment program, including rebalancing the inventories between the stores and the distribution centers; develop operational disciplines throughout the supply chain to reduce returns, replacements and damages, particularly in furniture; improve our furniture sourcing and inventory management disciplines by implementing a long-term capacity and production planning process with key strategic vendors; expand warehouse capacity to support higher inventory levels and emerging brands growth; and in-source furniture hub management to develop a new “gold standard” for customer service and improve the overall operational efficiency of the furniture supply chain process.

NET REVENUES

Net revenues consist of retail revenues and direct-to-customer revenues. Retail revenues include sales of merchandise to customers at our retail stores and shipping fees. Direct-to-customer revenues include sales of merchandise to customers through catalogs and the Internet, as well as shipping fees. Shipping fees consist of revenue received from customers for delivery of merchandise.

The following table summarizes our net revenues for the thirteen weeks ended May 1, 2005 (“First Quarter of 2005”) and May 2, 2004 (“First Quarter of 2004”).

	Thirteen Weeks Ended
Dollars in thousands	May 1, 2005	% Total	May 2, 2004	% Total

Retail revenues	$397,188	55.1%	$351,104	54.8%
Direct-to-customer revenues	323,500	44.9%	289,806	45.2%

Net revenues	$720,688	100.0%	$640,910	100.0%

Net revenues for the First Quarter of 2005 increased by $79,778,000, or 12.4%, over the First Quarter of 2004. The increase was primarily driven by a year-over-year increase in store leased square footage of 11.1% (including 37 new store openings and the remodeling and expansion of an additional 16 stores) and a comparable store sales increase of 5.0%. The increase was further driven by increased catalog and page count circulation (7.7% and 18.0%, respectively) and continued strength in our Internet business, primarily due to our expanded efforts associated with our electronic direct marketing initiatives. This increase was partially offset by the temporary closure of 16 stores and the permanent closure of 5 stores, for a net of 32 new store openings.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended
Dollars in thousands	May 1, 2005	May 2, 2004

Retail revenues	$397,188	$351,104
Percent growth in retail revenues	13.1%	15.3%
Percent increase in comparable store sales	5.0%	6.8%
Number of stores—beginning of period	552	512
Number of new stores	2	8
Number of new stores due to remodeling[1]	1	2
Number of closed stores due to remodeling[1]	(3)	(2)
Number of permanently closed stores	-	-
Number of stores—end of period	552	520
Store selling square footage at quarter-end	2,935,000	2,671,000
Store leased square footage (“LSF”) at quarter-end	4,700,000	4,231,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	January 30, 2005	Openings	Closings	May 1, 2005	May 2, 2004	May 1, 2005	May 2, 2004

Williams-Sonoma	254	1	(2)	253	241	5,700	5,500
Pottery Barn	183	-	-	183	175	11,900	11,600
Pottery Barn Kids	87	-	-	87	81	7,800	7,700
Hold Everything	9	-	-	9	8	6,100	4,300
West Elm	4	1	-	5	1	15,000	9,500
Outlets	15	1	(1)	15	14	18,700	14,200

Total	552	3	(3)	552	520	8,500	8,100

Retail revenues in the First Quarter of 2005 increased by $46,084,000, or 13.1%, over the First Quarter of 2004. The increase was primarily driven by a year-over-year increase in store leased square footage of 11.1% (including 37 new store openings and the remodeling and expansion of an additional 16 stores) and a comparable store sales increase of 5.0%. This increase was partially offset by the temporary closure of 16 stores and the permanent closure of 5 stores, for a net of 32 new store openings. Net revenues generated in the Pottery Barn and Pottery Barn Kids brands, in addition to incremental net revenues generated from the strong performance of our West Elm prototype stores, were the primary contributors to the year-over-year revenue increase. Pottery Barn and Pottery Barn Kids accounted for 60% of the growth in retail revenues during the First Quarter of 2005 over the First Quarter of 2004.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. Comparable stores exclude new retail concepts until such time as the Company believes that comparable store results in those concepts are meaningful to evaluating the performance of the retail strategy. In the First Quarter of 2005, total Company comparable store sales excluded one West Elm store. No stores were excluded in the First Quarter of 2004. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes store expansions and closings. Percentages represent changes in comparable store sales versus the same period in the prior year.

	Thirteen Weeks Ended
Percent increase (decrease) in comparable store sales	May 1, 2005	May 2, 2004

Williams-Sonoma	(0.5%)	3.6%
Pottery Barn	6.1%	10.2%
Pottery Barn Kids	10.0%	1.0%
Hold Everything	(16.8%)	6.5%
Outlets	19.5%	12.5%

Total	5.0%	6.8%

Various factors affect comparable store sales, including the number, size and location of stores we open, close and expand in any period, the general retail sales environment, consumer preferences and buying trends, changes in sales mix between distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, and the cannibalization of existing store sales by new stores. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended
Dollars in thousands	May 1, 2005	May 2, 2004

Catalog revenues[1]	$169,989	$176,896
Internet revenues[1]	153,511	112,910

Total direct-to-customer revenues[1]	$323,500	$289,806

Percent growth in direct-to-customer revenues	11.6%	24.8%
Percent growth in number of catalogs circulated	7.7%	25.8%
Percent growth in number of pages circulated	18.0%	30.8%

1 Approximately 60% of our company-wide non-gift registry Internet revenues are catalog driven and approximately 40% are incremental to the direct-to-customer channel.

Direct-to-customer revenues in the First Quarter of 2005 increased by $33,694,000, or 11.6%, over the First Quarter of 2004. This increase was primarily driven by net revenues generated in the Pottery Barn, West Elm, Williams-Sonoma and Pottery Barn Kids brands primarily resulting from increased catalog and page count circulation and the continued success of our e-commerce initiatives. All of our brands in the direct-to-customer channel delivered positive growth during the First Quarter of 2005.

COST OF GOODS SOLD

	Thirteen Weeks Ended
Dollars in thousands	May 1, 2005	% Net Revenues	May 2, 2004	% Net Revenues

Total cost of goods sold	$435,766	60.5%	$395,534	61.7%

Cost of goods sold includes cost of goods, occupancy expenses and shipping costs. Cost of goods consists of cost of merchandise, inbound freight expenses, freight to store expenses and other inventory related costs such as shrinkage, damages and replacements. Occupancy expenses consist of rent, depreciation and other occupancy costs, including common area maintenance and utilities. Shipping costs consist of third-party delivery services and shipping materials.

Our classification of expenses in cost of goods sold may not be comparable to other public companies, as we do not include non-occupancy related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third-party warehouse management, and other distribution-related administrative expenses are recorded in selling, general and administrative expenses.

Within our reportable segments, the direct-to-customer channel does not incur freight to store or store occupancy expenses, and typically operates with lower markdowns and inventory shrinkage than the retail channel. However, the direct-to-customer channel incurs higher shipping, damage and replacement costs than the retail channel.

Cost of goods sold increased by $40,232,000, or 10.2%, in the First Quarter of 2005 compared to the First Quarter of 2004. As a percentage of net revenues, cost of goods sold decreased 120 basis points in the First Quarter of 2005 from the First Quarter of 2004, primarily driven by expense reductions in shipping costs and a rate reduction in occupancy expenses, partially offset by a furniture-driven rate increase in merchandise cost of goods sold. The improvement in shipping expense was primarily due to ongoing expense reductions in the furniture delivery network, including the transportation cost benefits derived from the late 2004 in-sourcing of furniture line-haul management and the opening of the east coast distribution center. The rate reduction in occupancy expenses was primarily a function of strong sales leverage in the retail channel, substantially offset by higher distribution occupancy expenses resulting from last year’s 25% increase in distribution leased square footage.

In the retail channel, cost of goods sold as a percentage of retail net revenues decreased 130 basis points in the First Quarter of 2005 compared to the First Quarter of 2004. This decrease resulted from a rate reduction in occupancy expenses primarily resulting from the strong sales leverage of occupancy costs during the First Quarter of 2005.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues decreased 140 basis points in the First Quarter of 2005 compared to the First Quarter of 2004. This decrease was primarily driven by ongoing expense reductions in the furniture delivery network, including the transportation cost benefits derived from the late 2004 in-sourcing of furniture line-haul management and the opening of the east coast distribution center. This decrease was partially offset by an increase in merchandise cost of goods and higher distribution occupancy expenses resulting from last year’s 25% increase in distribution leased square footage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution warehouses, customer care centers, supply chain operations (buying, receiving and inspection), and corporate administrative functions. These costs include employment, advertising, third-party credit card processing, and other general expenses.

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

Selling, general and administrative expenses increased by $30,647,000, or 14.6%, to $241,219,000 in the First Quarter of 2005 compared to the First Quarter of 2004. Selling, general and administrative expenses expressed as a percentage of net revenues increased to 33.5% in the First Quarter of 2005 from 32.9% in the First Quarter of 2004. This 60 basis point increase as a percentage of net revenues was primarily driven by higher catalog advertising expenses in the direct-to-customer channel. Increased paper costs across all brands, in addition to higher costs associated with increased catalog and page circulation in the emerging brands, drove the majority of this increase.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues increased approximately 20 basis points in the First Quarter of 2005 compared to the First Quarter of 2004 primarily driven by an increase in employment expenses to support the growth of our emerging brands.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues increased by approximately 210 basis points in the First Quarter of 2005 compared to the First Quarter of 2004 primarily due to higher catalog advertising expenses driven by increased paper costs across all brands, in addition to increased catalog and page circulation in the emerging brands, which generates less revenue per book than our core brands.

INTEREST INCOME

Interest income was $1,103,000 in the First Quarter of 2005, compared to $254,000 in the First Quarter of 2004, comprised primarily of income from short-term investments classified as cash and cash equivalents. This increase resulted from higher cash balances during the First Quarter of 2005 compared to the First Quarter of 2004 as well as an increase in the interest rates associated with these short term investments.

INCOME TAXES

Our effective tax rate was 41.0% and 38.3% for the First Quarter of 2005 and the First Quarter of 2004, respectively. Our First Quarter of 2005 income tax rate increased to 41.0% due to an increase in reserves for potential state income tax exposure. We expect our effective tax rate to be in the range of 38.4% to 38.8% in fiscal 2005. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of May 1, 2005, we held $115,668,000 in cash and cash equivalent funds. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than other periods. Throughout the fiscal year we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2005, we plan to utilize our cash resources to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, and to support current store development and infrastructure strategies. In addition to the current cash balances on-hand, we have a $300,000,000 credit facility that may be used for loans or letters of credit. No amounts were borrowed by us under the credit facility in the First Quarter of 2005 or the First Quarter of 2004. However, as of May 1, 2005, $31,573,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities during fiscal 2005.

For the First Quarter of 2005, net cash used in operating activities was $86,548,000 compared to net cash used in operating activities of $49,125,000 for the First Quarter of 2004. Net cash used in the First Quarter of 2005 was primarily attributable to an increase in merchandise inventories due to improving our in-stock positions on core furniture inventories and the opening of 32 net new stores since the First Quarter of 2004, as well as an increase in income taxes payable.

For the First Quarter of 2005, net cash used in investing activities was $34,365,000 compared to net cash used in investing activities of $37,542,000 for the First Quarter of 2004. For the First Quarter of 2005, purchases of property and equipment were $34,365,000, comprised of $18,314,000 for stores, $8,835,000 for systems development projects (including e-commerce websites) and $7,216,000 for distribution and facility infrastructure projects.

In fiscal 2005, we anticipate investing $160,000,000 to $180,000,000 in the purchase of property and equipment, primarily for the construction of 28 new stores and 9 remodeled stores, systems development projects (including e-commerce websites), and distribution and facility infrastructure projects.

For the First Quarter of 2005, net cash used in financing activities was $3,041,000 compared to net cash used in financing activities of $2,930,000 for the First Quarter of 2004. Net cash used in financing activities was comprised primarily of cash used to repurchase common stock, partially offset by proceeds from the exercise of stock options.

Stock Repurchase Program

In May 2004, the Board of Directors authorized a stock repurchase program to acquire up to 2,500,000 shares of our outstanding common stock. During fiscal year 2004, we repurchased and retired 2,057,700 shares of our common stock under this program. During the First Quarter of 2005, we repurchased and retired an additional 365,700 shares at a total cost of approximately $12,387,000, a weighted average cost of $33.87 per share. As of May 1, 2005, the remaining authorized number of shares eligible for repurchase was 76,600 shares. The following table summarizes our repurchases of shares of our common stock during the First Quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

January 31, 2005 – February 27, 2005	-	-	-	442,300
February 28, 2005 – March 27, 2005	-	-	-	442,300
March 28, 2005 – May 1, 2005	365,700	$33.87	365,700	76,600

Total	365,700	$33.87	365,700	76,600

In May 2005, the Board of Directors authorized an additional stock repurchase program to acquire up to an additional 2,000,000 shares of our outstanding common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Impact of Inflation

The impact of inflation on results of operations was not significant for the First Quarter of 2005 or the First Quarter of 2004.

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

RISK FACTORS

The following information describes certain significant risks and uncertainties inherent in our business. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended January 30, 2005 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

In fiscal 2004, we sourced our products from manufacturers in 38 countries outside of the United States. Approximately 62% of our merchandise purchases were foreign-sourced, primarily from Asia and Europe. Our dependence on foreign vendors means that we may be affected by declines in the relative value of the U.S. dollar to other foreign currencies. For example, any upward valuation in the Chinese Yuan against the U.S. Dollar would result in higher costs to us for those goods that we source from mainland China. Although substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

We are also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, concerns over anti-dumping, work stoppages, economic uncertainties (including inflation), foreign government regulations, wars and fears of war, political unrest, natural disasters and other trade restrictions. We cannot predict whether any of the countries in which our products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, against home-centered items could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions.

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

Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographic surveys regarding location of consumers in our target market segments. While we believe that the surveys and other relevant information are helpful indicators of suitable store locations, we recognize that the information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, changes in demographics, in the types of merchandise that we sell and in the pricing of our products may reduce the number of suitable store locations. Further, time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays. Construction and other delays in store openings could have a negative impact on our business and operating results. We may not be able to open new stores or, if opened, operate those stores profitably.

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

Our success depends, in part, upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number, size and location of stores we open, close and expand in any period, the general retail sales environment, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, and the cannibalization of existing store sales by new stores. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors may cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided.

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

During the past few years, with the launch and expansion of our Internet business, new brands and brand extensions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our Internet business might cannibalize a significant portion of our retail and catalog businesses. While we recognize that our Internet sales cannot be entirely incremental to sales through our retail and catalog channels, we seek to attract as many new customers as possible to our e-commerce websites. We continually analyze the business results of our three channels and the relationships among the channels, in an effort to find opportunities to build incremental sales. However, as our Internet business grows and as we add e-commerce websites for more of our concepts, these increased Internet sales may cannibalize a portion of our retail and catalog businesses.

We may not be able to introduce new brands and brand extensions, or to reposition existing brands, to improve our business.

We have recently introduced three new brands—West Elm, PBteen and Williams-Sonoma Home, and repositioned our Hold Everything brand, and may introduce new brands and brand extensions, or reposition existing brands, in the future. If we devote time and resources to new brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. We may not be able to introduce new brands, brand extensions or to reposition brands in a manner that improves our overall business and operating results.

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

We are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We have evaluated and tested our internal controls in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have incurred, and expect to continue to incur, significant expenses and a diversion of management’s time to meet the requirements of Section 404. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. Any such action could negatively impact the perception of the Company in the financial market and our business. In addition, our internal controls may not prevent or detect all error and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met.

Changes to accounting rules or regulations may adversely affect our results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations. On December 16, 2004, the FASB adopted Statement 123R, “Share Based Payment,” which will require us, starting in the first quarter of fiscal year 2006, to measure compensation costs for all stock-based compensation at fair value and take a compensation charge equal to that value. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations or the questioning of current accounting practices, may adversely affect our results of operations.

Changes to estimates related to our property and equipment, or results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

We make certain estimates and projections in connection with impairment analyses for certain of our store locations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review for impairment all stores for which current cash flows from operations are negative or the construction costs are significantly in excess of the amount originally expected. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the life of the lease. These calculations require us to make a number of estimates and projections of future results, often up to twenty years into the future. If these estimates or projections change or prove incorrect, we may be required to take impairment charges on certain of these store locations. If these impairment charges are significant, our results of operations would be adversely affected.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to income taxes in many domestic and foreign jurisdictions. We record tax expense based on our estimates of future payments which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on our credit facility, industrial development bond and the bond-related debt associated with our Memphis-based distribution facilities is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 30 basis points (an approximate 10% increase in the associated variable rates as of May 1, 2005), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 7% of our international purchase transactions are in currencies other than the U.S. dollar. As of May 1, 2005, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of May 1, 2005, we have 11 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. As necessary, we have utilized 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. These contracts are accounted for by adjusting the carrying amount of the contract to market and recognizing any gain or loss in selling, general and administrative expenses in each reporting period. We did not enter into any new foreign currency contracts during the First Quarter of 2005. Any gain or loss associated with these contracts in prior years was not material to us.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 1, 2005, an evaluation was performed with the participation of our management, including our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Date: June 10, 2005