Form 10-Q
period 2005-07-31
WILLIAMS SONOMA INC
filed 2005-09-09
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005.

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

Indicate by check mark (“ ✓ ”) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes          No  ✓

As of August 28, 2005, 116,405,742 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2005

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	July 31, 2005	January 30, 2005	August 1, 2004

ASSETS
Current assets
Cash and cash equivalents	$153,854	$239,210	$119,218
Accounts receivable – net	46,791	42,520	47,700
Merchandise inventories – net	521,459	452,421	409,993
Prepaid catalog expenses	55,300	53,520	47,124
Prepaid expenses	39,016	38,018	28,395
Deferred income taxes	39,023	39,015	20,530
Other assets	5,281	9,061	13,880
Total current assets	860,724	873,765	686,840
Property and equipment – net	869,021	852,412	791,691
Other assets – net	21,893	19,368	21,962
Total assets	$1,751,638	$1,745,545	$1,500,493

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$167,834	$173,781	$157,621
Accrued salaries, benefits, and other	75,804	86,767	69,233
Customer deposits	164,594	148,535	136,684
Income taxes payable	—	72,052	1,067
Current portion of long-term debt	25,223	23,435	24,046
Other liabilities	19,132	17,587	18,078
Total current liabilities	452,587	522,157	406,729
Deferred rent and lease incentives	213,204	212,193	184,501
Long-term debt	16,023	19,154	27,046
Deferred income tax liabilities	21,052	21,057	8,891
Other long-term obligations	13,107	13,322	10,552
Total liabilities	715,973	787,883	637,719
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	—	—	—
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 116,424; 115,372 and 116,517 shares at July 31, 2005, January 30, 2005 and August 1, 2004, respectively	1,164	1,154	1,165
Additional paid-in capital	318,416	286,720	275,035
Retained earnings	710,041	664,619	583,039
Accumulated other comprehensive income	6,044	5,169	3,535
Total shareholders’ equity	1,035,665	957,662	862,774
Total liabilities and shareholders’ equity	$1,751,638	$1,745,545	$1,500,493

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars and shares in thousands, except per share amounts	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Net revenues	$776,239	$689,621	$1,496,927	$1,330,531
Cost of goods sold	481,404	430,093	917,170	825,627
Gross margin	294,835	259,528	579,757	504,904
Selling, general and administrative expenses	245,628	214,599	486,847	425,172
Interest income	(881)	(264)	(1,984)	(519)
Interest expense	487	414	969	804
Earnings before income taxes	49,601	44,779	93,925	79,447
Income taxes	18,778	17,150	36,929	30,428
Net earnings	$30,823	$27,629	$56,996	$49,019

Basic earnings per share	$0.27	$0.24	$0.49	$0.42
Diluted earnings per share	$0.26	$0.23	$0.48	$0.41
Shares used in calculation of earnings per share:
Basic	115,978	116,253	115,661	116,021
Diluted	118,886	119,229	118,419	119,228

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
Dollars in thousands	July 31, 2005	August 1, 2004

Cash flows from operating activities:
Net earnings	$56,996	$49,019
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	60,759	54,224
Net loss on disposal of assets	1,139	806
Amortization of deferred lease incentives	(12,095)	(10,975)
Tax benefit from exercise of stock options	12,261	7,992
Other	—	335
Changes in:
Accounts receivable	(3,772)	(16,130)
Merchandise inventories	(68,978)	(5,928)
Prepaid catalog expenses	(1,779)	(8,659)
Prepaid expenses and other assets	753	(17,413)
Accounts payable	(5,976)	1,720
Accrued salaries, benefits, and other	(9,683)	(9,310)
Customer deposits	16,034	20,514
Deferred rent and lease incentives	11,706	19,485
Income taxes payable	(72,050)	(63,434)
Net cash (used in) provided by operating activities	(14,685)	22,246
Cash flows from investing activities:
Purchases of property and equipment	(77,142)	(81,731)
Net cash used in investing activities	(77,142)	(81,731)
Cash flows from financing activities:
Proceeds from bond issuance	—	15,000
Repayments of long-term obligations	(1,343)	(1,285)
Proceeds from exercise of stock options	20,259	15,679
Repurchase of common stock	(12,387)	(14,755)
Credit facility renewal costs	(654)	(208)
Net cash provided by financing activities	5,875	14,431
Effect of exchange rates on cash and cash equivalents	596	362
Net decrease in cash and cash equivalents	(85,356)	(44,692)
Cash and cash equivalents at beginning of period	239,210	163,910
Cash and cash equivalents at end of period	$153,854	$119,218

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Twenty-Six Weeks Ended July 31, 2005 and August 1, 2004

(Unaudited)

NOTE A. FINANCIAL STATEMENTS — BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we”, “us” or “our”). The condensed consolidated balance sheets as of July 31, 2005 and August 1, 2004, the condensed consolidated statements of earnings for the thirteen and twenty-six week periods ended July 31, 2005 and August 1, 2004, and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 2005 and August 1, 2004 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six week periods then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 30, 2005, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2005.

The results of operations for the thirteen and twenty-six weeks ended July 31, 2005 are not necessarily indicative of the operating results of the full year.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands, except per share amounts	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Net earnings, as reported	$30,823	$27,629	$56,996	$49,019
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,217)	(4,277)	$(7,901)	(8,364)
Pro forma net earnings	$26,606	$23,352	$49,095	$40,655
Basic earnings per share
As reported	$0.27	$0.24	$0.49	$0.42
Pro forma	0.23	0.20	0.42	0.35
Diluted earnings per share
As reported	$0.26	$0.23	$0.48	$0.41
Pro forma	0.23	0.19	0.42	0.33

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Dividend yield	—	—	—	—
Volatility	59.5%	61.6%	59.7%	61.8%
Risk-free interest	3.9%	4.2%	3.9%	4.2%
Expected term (years)	6.5	6.9	6.5	6.9

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

NOTE C. BORROWING ARRANGEMENTS

Credit Facility

As of July 31, 2005, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit and contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), and a minimum fixed charge coverage ratio. Prior to August 22, 2009, we may, upon notice to the lenders, request an increase in the credit facility of up to $100,000,000, to provide for a total of $400,000,000 of unsecured revolving credit. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility, and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the credit facility. The credit facility matures on February 22, 2010, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. During the twenty-six weeks ended July 31, 2005 and August 1, 2004, no amounts were borrowed under the credit facility. However, as of July 31, 2005, $36,073,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of July 31, 2005, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

We have three unsecured commercial letter of credit reimbursement facilities for an aggregate of $145,000,000, each of which expires on July 1, 2006. As of July 31, 2005, an aggregate of $107,937,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of July 31, 2005. The latest expiration for the letters of credit issued under the agreements is November 28, 2006. Subsequent to quarter end, we amended the commercial letters of credit reimbursement facilities to expire on September 9, 2006. The latest expiration for the letters of credit issued under the agreement is now February 6, 2007.

Senior Notes

As of July 31, 2005 we held unsecured senior notes with an outstanding balance totaling $5,716,000. Subsequent to quarter end, the outstanding balance on these notes was repaid in full.

NOTE D. COMPREHENSIVE INCOME

Comprehensive income for the thirteen and twenty-six weeks ended July 31, 2005 and August 1, 2004 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Net earnings	$30,823	$27,629	$56,996	$49,019
Other comprehensive income -
Foreign currency translation adjustment	746	715	874	248

Comprehensive income	$31,569	$28,344	$57,870	$49,267

NOTE E. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Per-Share Amount

Thirteen weeks ended July 31, 2005
Basic	$30,823	115,978	$0.27
Effect of dilutive stock options	—	2,908
Diluted	$30,823	118,886	$0.26

Thirteen weeks ended August 1, 2004
Basic	$27,629	116,253	$0.24
Effect of dilutive stock options	—	2,976
Diluted	$27,629	119,229	$0.23

Twenty-Six weeks ended July 31, 2005
Basic	$56,996	115,661	$0.49
Effect of dilutive stock options	—	2,758
Diluted	$56,996	118,419	$0.48

Twenty-Six weeks ended August 1, 2004
Basic	$49,019	116,021	$0.42
Effect of dilutive stock options	—	3,207
Diluted	$49,019	119,228	$0.41

Options with an exercise price greater than the average market price of common shares were 121,000 and 1,515,000 for the thirteen weeks and 1,368,000 and 1,440,000 for the twenty-six weeks ended July 31, 2005 and August 1, 2004, respectively, and were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

NOTE F. LEGAL PROCEEDINGS

On September 24, 2004, a purported class action lawsuit entitled Alvarez, et al. v. Williams-Sonoma, Inc., et al. was filed in the Superior Court of California, San Francisco County. This matter was resolved during the second quarter of 2005 without a significant impact to our financial statements.

In addition, we are involved in other lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, none of which are material, are increasing in number as our business expands and our company grows larger. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail	Direct-to- Customer	Unallocated	Total

Thirteen weeks ended July 31, 2005
Net revenues[1]	$434,147	$342,092	—	$776,239
Depreciation and amortization expense	20,399	4,431	$5,779	30,609
Earnings before income taxes	39,247	49,937	(39,583)	49,601
Capital expenditures	26,174	7,787	8,816	42,777
Thirteen weeks ended August 1, 2004
Net revenues[1]	$382,848	$306,773	—	$689,621
Depreciation and amortization expense	18,889	3,886	$4,508	27,283
Earnings before income taxes	34,642	46,653	(36,516)	44,779
Capital expenditures	21,244	12,540	10,405	44,189
Twenty-Six weeks ended July 31, 2005
Net revenues[1]	$831,335	$665,592	—	$1,496,927
Depreciation and amortization expense	40,755	8,870	$11,134	60,759
Earnings before income taxes	77,728	97,270	(81,073)	93,925
Assets[2]	949,886	323,777	477,975	1,751,638
Capital expenditures	46,378	14,147	16,617	77,142
Twenty-Six weeks ended August 1, 2004
Net revenues[1]	$733,952	$596,579	—	$1,330,531
Depreciation and amortization expense	37,694	7,601	$8,929	54,224
Earnings before income taxes	64,889	91,068	(76,510)	79,447
Assets[2]	844,021	254,026	402,446	1,500,493
Capital expenditures	41,280	20,299	20,152	81,731

1 Includes $12.2 million and $10.5 million in the Second Quarter of 2005 and the Second Quarter of 2004, respectively, and $22.8 million and $19.9 million for Year-to-Date 2005 and Year-to-Date 2004, respectively, related to our foreign operations.

2 Includes $24.7 million and $21.3 million of long-term assets for Year-to-Date 2005 and Year-to-Date 2004, respectively, related to our foreign operations.

NOTE H. SUBSEQUENT EVENT

As a result of Hurricane Katrina, the company is currently in the process of assessing the impact on our property and equipment, inventory and the overall operations of our business. We currently have five stores located in the New Orleans area affected by the hurricane, which are expected to remain closed for an indefinite period of time. Since the company carries property insurance coverage, the financial impact for these five stores is not expected to be material. We are still in the process of assessing the potential overall financial impact of Hurricane Katrina on our revenue and the business as a whole.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include projections of earnings, revenues or financial items, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance of our brands, statements related to refining our merchandising strategies, statements related to the renewal of letter of credit agreements, statements related to our plans to increase retail leased square footage, statements related to increasing, refining and expanding catalog circulation and increasing catalog page counts, statements related to building our customer databases and expanding the reach of our brands, statements related to introducing new core and seasonal merchandise assortments, statements related to improved customer service, statements related to implementing new marketing initiatives and expanding on-line and electronic direct marketing initiatives, statements related to our plans to open new retail stores, statements related to the use of our available cash, statements related to our projected capital expenditures, statements related to the replenishment of our inventory levels and the benefits to be derived from our daily store replenishment program, statements related to developing operational disciplines throughout the supply chain, statements related to expanding our warehouse capacity, statements related to developing a “gold-standard” for customer service, statements related to our stock repurchase program, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include those discussed under the heading “Risk Factors” in this document and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything and West Elm). The direct-to-customer segment of our business sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and holdeverything.com). Based on net revenues in fiscal 2004, retail net revenues accounted for 57.7% of our business and direct-to-customer net revenues accounted for 42.3% of our business. Based on their contribution to our net revenues in fiscal 2004 (representing over 90%), the core brands in both retail and direct-to-customer are: Pottery Barn, which sells contemporary tableware and home furnishings; Williams-Sonoma, which sells cookware essentials; and Pottery Barn Kids, which sells stylish children’s furnishings. The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

During the second quarter of 2005, our net revenues increased 12.6% to $776.2 million from $689.6 million and diluted earnings per share increased by 13.0% to $0.26 from the second quarter of 2004.

In our retail channel, net revenues increased 13.4% to $434.1 million, primarily driven by an 11.8% increase in store leased square footage and a comparable store sales increase of 3.7%. Net revenues generated in the Pottery Barn, Pottery Barn Kids, and Williams-Sonoma brands, in addition to incremental net revenues generated from the strong performance of our new West Elm stores, were the primary contributors to the year-over-year revenue increase.

In our direct-to-customer channel, net revenues increased 11.5% to $342.1 million, primarily driven by net revenues generated in the Pottery Barn, Williams-Sonoma and West Elm brands resulting from increased catalog and page circulation of approximately 8.9% and 17.4%, respectively. All brands in the direct-to-customer channel delivered positive growth during the quarter, with the exception of the Hold Everything brand in which we reduced year-over-year catalog circulation due to a transitioning merchandise assortment.

In our core brands, net revenues increased 10.7%, driven by low double-digit growth in Pottery Barn and high single-digit growth in Pottery Barn Kids and Williams-Sonoma.

In our emerging brands, which include West Elm, PBteen, Williams-Sonoma Home, and Hold Everything, net revenues increased 33.2%, primarily driven by a strong performance in both West Elm and Williams-Sonoma Home. Increased catalog circulation and e-commerce initiatives, as well as incremental revenues from new stores, drove the strong performance in West Elm. A strong consumer response across merchandising categories drove the results in Williams-Sonoma Home.

Operationally in the second quarter, we completed the national rollout of our daily store replenishment program, which resulted in a reduction in the average number of days that our goods are in-transit and a gradual improvement in our store-by-store inventory levels. We are optimistic that longer term, we will see improved customer service due to lower out-of-stocks, lower operating costs due to less inventory in the back rooms, and reduced inventory shrinkage and damage due to less handling of the merchandise. During the quarter, we also strengthened our in-stock positions on core merchandise inventories, which resulted in fewer customer backorders and improved order fulfillment rates.

As we look forward to the third and fourth quarters, we are continuing to focus on several strategic initiatives in both our core and emerging brands.

In our core brands, we are increasing retail leased square footage and catalog circulation, refining the retail and catalog merchandising strategies in the Williams-Sonoma brand, expanding our traffic-generating merchandise assortment in the Pottery Barn Kids brand, expanding our outlet leased square footage to continue to maximize our return on excess inventories, and implementing new marketing strategies that will drive growth across channels, including e-marketing and gift card initiatives.

In our emerging brands, we are focused on building our customer databases and expanding our multi-channel capabilities.

In West Elm, we are opening six new stores and will continue to increase our catalog circulation, electronic direct marketing, and on-line customer acquisition efforts through the remainder of the year.

In PBteen, we are increasing catalog circulation and electronic direct marketing, introducing new merchandise categories, pursuing opportunities we identified last year in our gift-giving assortment for the holiday season, as well as continuing to leverage our database and identify new customers for the brand.

In Williams-Sonoma Home, we are increasing catalog circulation, adding order-placement functionality to the current e-catalog website, and opening our first three stores late in the third quarter.

In Hold Everything, which represents approximately two percent of our total net revenues, we are approaching the back half of the year cautiously based on a weaker than expected consumer response to our merchandise strategies. As a result, we are also assessing the performance of these merchandising strategies and evaluating the overall market positioning for the brand long-term. While we perform this assessment, we are suspending all new store-opening activities.

Operationally, in the back half of the year, we will be expanding warehouse capacity to support higher inventory levels and emerging brands growth, in-sourcing a portion of our east coast furniture hub operations to develop a new “gold standard” for furniture customer service, and identifying operational disciplines to reduce returns, replacements and damages, particularly in furniture.

NET REVENUES

Net revenues consist of retail revenues and direct-to-customer revenues. Retail revenues include sales of merchandise to customers at our retail stores and shipping fees. Direct-to-customer revenues include sales of merchandise to customers through catalogs and the Internet, as well as shipping fees. Shipping fees consist of revenue received from customers for delivery of merchandise. Revenues are net of sales returns and other discounts.

The following table summarizes our net revenues for the thirteen weeks ended July 31, 2005 (“Second Quarter of 2005”) and August 1, 2004 (“Second Quarter of 2004”), and the twenty-six weeks ended July 31, 2005 (“Year-to-Date 2005”) and August 1, 2004 (“Year-to-Date 2004”).

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	July 31, 2005	% Total	August 1, 2004	% Total	July 31, 2005	% Total	August 1, 2004	% Total

Retail revenues	$434,147	55.9%	$382,848	55.5%	$831,335	55.5%	$733,952	55.2%
Direct-to-customer revenues	342,092	44.1%	306,773	44.5%	665,592	44.5%	596,579	44.8%
Net revenues	$776,239	100.0%	$689,621	100.0%	$1,496,927	100.0%	$1,330,531	100.0%

Net revenues for the Second Quarter of 2005 increased by $86,618,000, or 12.6%, over the Second Quarter of 2004. The increase was primarily driven by a year-over-year increase in store leased square footage of 11.8% (including 41 new store openings and the remodeling and expansion of an additional 13 stores) and a comparable store sales increase of 3.7%. The increase was further driven by increased catalog and page circulation (8.9% and 17.4%, respectively) and continued strength in our Internet business, primarily due to our expanded efforts associated with our electronic direct marketing initiatives. This increase was partially offset by the temporary closure of 13 stores and the permanent closure of 4 stores, for a net of 37 new store openings.

Net revenues for Year-to-Date 2005 increased by $166,396,000, or 12.5%, over net revenues for Year-to-Date 2004. This was primarily due to a year-over-year increase in store leased square footage of 11.8% (including 41 new store openings and the remodeling and expansion of an additional 13 stores) and a comparable store sales increase of 4.3%. The increase was further driven by increased catalog and page circulation (8.3% and 17.7%, respectively) and the strong momentum from our Internet growth initiatives. This increase was partially offset by the temporary closure of 13 stores and the permanent closure of 4 stores, for a net of 37 new store openings.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Retail revenues	$434,147	$382,848	$831,335	$733,952
Percent growth in retail revenues	13.4%	13.5%	13.3%	14.4%
Percent increase in comparable store sales	3.7%	5.0%	4.3%	5.8%
Number of stores - beginning of period	552	520	552	512
Number of new stores	8	4	10	12
Number of new stores due to remodeling[1]	4	7	5	9
Number of closed stores due to remodeling[1]	(4)	(7)	(7)	(9)
Number of permanently closed stores	(1)	(2)	(1)	(2)
Number of stores - end of period	559	522	559	522
Store selling square footage at quarter-end	2,998,000	2,705,000	2,998,000	2,705,000
Store leased square footage (“LSF”) at quarter-end	4,798,000	4,292,000	4,798,000	4,292,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	May 1, 2005	Openings	Closings	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Williams-Sonoma	253	5	(4)	254	242	5,700	5,600
Pottery Barn	183	3	(1)	185	176	12,000	11,800
Pottery Barn Kids	87	1	—	88	82	7,800	7,700
Hold Everything	9	2	—	11	7	6,600	4,400
West Elm	5	1	—	6	1	14,700	9,500
Outlets	15	—	—	15	14	19,500	14,400

Total	552	12	(5)	559	522	8,600	8,200

Retail revenues in the Second Quarter of 2005 increased by $51,299,000, or 13.4%, over the Second Quarter of 2004. The increase was primarily driven by a year-over-year increase in store leased square footage of 11.8% (including 41 new store openings and the remodeling and expansion of an additional 13 stores) and a comparable store sales increase of 3.7%. This increase was partially offset by the temporary closure of 13 stores and the permanent closure of 4 stores, for a net of 37 new store openings. Net revenues generated in the Pottery Barn, Pottery Barn Kids, and Williams-Sonoma brands, in addition to incremental net revenues generated from the strong performance of our new West Elm stores, were the primary contributors to the year-over-year revenue increase. Pottery Barn and Pottery Barn Kids accounted for 56.9% of the growth in retail revenues during the Second Quarter of 2005 over the Second Quarter of 2004.

Retail revenues for Year-to-Date 2005 increased $97,383,000, or 13.3%, over Year-to-Date 2004. The increase was primarily driven by a year-over-year increase in store leased square footage of 11.8% (including 41 new store openings and the remodeling and expansion of an additional 13 stores) and a comparable store sales increase of 4.3%. This increase was partially offset by the temporary closure of 13 stores and the permanent closure of 4 stores, for a net of 37 new store openings. Net revenues generated in the Pottery Barn, Pottery Barn Kids, and Williams-Sonoma brands, in addition to incremental net revenues generated from the strong performance of our new West Elm stores, were the primary contributors to the year-over-year revenue increase. Pottery Barn and Pottery Barn Kids accounted for 58.3% of the growth in retail revenues during Year-to-Date 2005 over Year-to-Date 2004.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are meaningful to evaluating the performance of the retail strategy. For the Second Quarter of 2005 and Year-to-Date 2005, our total comparable store sales excluded the West Elm concept, which had only one store operating for more than one year. No stores were excluded for the Second Quarter of 2004 and Year-to-Date 2004. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes store expansions and closings. Percentages represent changes in comparable store sales versus the same period in the prior year.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Percent increase (decrease) in comparable store sales	July 31, 2005		August 1, 2004		July 31, 2005		August 1, 2004

Williams-Sonoma	(0.2%	)	(1.6%	)	(0.4%	)	0.9%
Pottery Barn	5.6%		10.2%		5.8%		10.2%
Pottery Barn Kids	4.1%		(0.4%	)	7.0%		0.2%
Hold Everything	(17.6%	)	7.1%		(17.2%	)	6.8%
Outlets	12.8%		19.0%		16.0%		15.9%

Total	3.7%		5.0%		4.3%		5.8%

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

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Catalog revenues[1]	$169,306	$176,059	$339,295	$352,955
Internet revenues[1]	172,786	130,714	326,297	243,624
Total direct-to-customer revenues[1]	$342,092	$306,773	$665,592	$596,579
Percent growth in direct-to-customer revenues	11.5%	26.1%	11.6%	25.5%
Percent growth in number of catalogs circulated	8.9%	23.3%	8.3%	24.6%
Percent growth in number of pages circulated	17.4%	32.5%	17.7%	31.7%

1 Approximately 60% of our company-wide non-gift registry Internet revenues are catalog driven and approximately 40% are incremental to the direct-to-customer channel.

Direct-to-customer revenues in the Second Quarter of 2005 increased by $35,319,000, or 11.5%, over the Second Quarter of 2004. This increase was primarily driven by net revenues generated in the Pottery Barn, Williams-Sonoma and West Elm brands, resulting from increased catalog and page circulation and our expanded efforts associated with our electronic direct marketing initiatives. All brands in the direct-to-customer channel delivered positive growth during the quarter, with the exception of the Hold Everything brand in which we reduced year-over-year catalog circulation due to a transitioning merchandise assortment.

Direct-to-customer revenues for Year-to-Date 2005 increased $69,013,000, or 11.6%, over Year-to-Date 2004. This increase was primarily driven by net revenues generated in the Pottery Barn, West Elm and Williams-Sonoma brands, resulting from increased catalog and page circulation and the positive response to our on-line marketing initiatives. All of the brands in the direct-to-customer channel delivered positive growth during Year-to-Date 2005.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	July 31, 2005	% Net Revenues	August 1, 2004	% Net Revenues	July 31, 2005	% Net Revenues	August 1, 2004	% Net Revenues

Cost of goods sold	$481,404	62.0%	$430,093	62.4%	$917,170	61.3%	$825,627	62.0%

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

Second Quarter of 2005 vs. Second Quarter of 2004

Cost of goods sold increased by $51,311,000, or 11.9%, in the Second Quarter of 2005 compared to the Second Quarter of 2004. As a percentage of net revenues, however, cost of goods sold decreased 40 basis points in the Second Quarter of 2005 from the Second Quarter of 2004, primarily driven by expense reductions in customer shipping costs, partially offset by rate increases in merchandise cost of goods sold and occupancy expenses. The improvement in shipping costs was primarily due to ongoing expense reductions in the furniture delivery network. The rate increase in merchandise cost of goods sold was primarily due to increased markdowns and other inventory-related costs associated with the merchandising transition in the Hold Everything brand, higher transportation costs associated with the 2005 daily store replenishment program, and a furniture-driven rate increase in merchandise cost of goods sold. The rate increase in occupancy expenses was primarily a function of higher distribution occupancy expenses resulting from increased distribution leased square footage versus the Second Quarter of 2004.

In the retail channel, cost of goods sold as a percentage of retail net revenues decreased 40 basis points in the Second Quarter of 2005 compared to the Second Quarter of 2004 resulting from the strong sales leverage of occupancy costs for the Second Quarter of 2005. Merchandise cost of goods sold, as a percentage of retail net revenues remained flat compared to the Second Quarter of 2004. However, in merchandise cost of goods sold, we saw increased markdowns and other inventory-related costs associated with the merchandising transition in the Hold Everything brand and higher transportation costs associated with the 2005 daily store replenishment program, offset by significantly better margins in the Williams-Sonoma brand.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues decreased 80 basis points in the Second Quarter of 2005 compared to the Second Quarter of 2004. This decrease was primarily driven by expense reductions in customer shipping costs, partially offset by rate increases in merchandise cost of goods sold and occupancy expenses. The improvement in shipping costs was primarily due to ongoing expense reductions in the furniture delivery network. The rate increase in merchandise cost of goods sold was primarily due to a furniture driven rate increase and increased markdowns and other inventory-related costs associated with the merchandising transition in the Hold Everything brand. The rate increase in occupancy expenses was primarily a function of higher distribution occupancy expenses resulting from increased distribution leased square footage versus the Second Quarter of 2004.

Year-to-Date 2005 vs. Year-to-Date 2004

Cost of goods sold for Year-to-Date 2005 increased by $91,543,000, or 11.1%, over Year-to-Date 2004. As a percentage of net revenues, however, cost of goods sold decreased 70 basis points for Year-to-Date 2005 from Year-to-Date 2004. This percentage decrease was primarily driven by expense reductions in customer shipping costs, partially offset by rate increases in merchandise cost of goods sold. The improvement in shipping costs was primarily due to ongoing expense reductions in the furniture delivery network, including the transportation cost benefits derived from the late 2004 in-sourcing of furniture line-haul management and the opening of the east coast distribution center. The rate increase in merchandise cost of goods sold primarily resulted from a furniture driven rate increase as well as increased markdowns and other inventory-related costs associated with the merchandising transition in the Hold Everything brand, in addition to higher transportation costs associated with the 2005 daily store replenishment program.

In the retail channel, cost of goods sold as a percentage of retail net revenues decreased 80 basis points for Year-to-Date 2005 compared to Year-to-Date 2004 resulting from the strong sales leverage of occupancy expenses during Year-to-Date 2005. Merchandise cost of goods sold, as a percentage of retail net revenues remained flat compared to Year-to-Date 2004. However, in merchandise cost of goods sold, we saw increased markdowns and other inventory-related costs associated with the merchandising transition in the Hold Everything brand, higher transportation costs associated with the 2005 daily store replenishment program, and a furniture-driven rate increase, offset by better margins in the Williams-Sonoma brand.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues decreased 110 basis points for Year-to-Date 2005 compared to Year-to-Date 2004. This decrease was primarily driven by expense reductions in customer shipping costs, partially offset by rate increases in merchandise cost of goods sold in addition to occupancy expenses. The improvement in shipping costs was primarily due to ongoing expense reductions in the furniture delivery network. The rate increase in merchandise cost of goods sold was primarily due to a furniture driven rate increase and increased markdowns and other inventory-related costs associated with the merchandising transition in the Hold Everything brand. The rate increase in occupancy expenses was primarily a function of higher distribution occupancy expenses resulting from increased distribution leased square footage versus Year-to-Date 2004.

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

Second Quarter of 2005 vs. Second Quarter of 2004

Selling, general and administrative expenses increased by $31,029,000, or 14.5%, in the Second Quarter of 2005 compared to the Second Quarter of 2004. As a percentage of net revenues, selling, general and administrative expenses increased 50 basis points in the Second Quarter of 2005 from the Second Quarter of 2004, primarily driven by higher catalog advertising expenses, partially offset by sales leverage in employment costs. Increased paper costs across all brands, in addition to higher costs associated with increased catalog and page circulation in both the core and emerging brands, drove the majority of the catalog advertising expense increase.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues increased 50 basis points in the Second Quarter of 2005 compared to the Second Quarter of 2004. This increase resulted primarily from higher catalog advertising expenses due to increased paper costs in addition to higher costs associated with increased catalog and page circulation.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues increased 140 basis points in the Second Quarter of 2005 compared to the Second Quarter of 2004. This increase was primarily driven by higher catalog advertising expenses due to increased paper costs in addition to higher costs associated with increased catalog and page circulation.

Year-to-Date 2005 vs. Year-to-Date 2004

Selling, general and administrative expenses for Year-to-Date 2005 increased by $61,675,000, or 14.5%, over Year-to-Date 2004. As a percentage of net revenues, selling, general and administrative expenses increased 50 basis points for Year-to-Date 2005 from Year-to-Date 2004. This percentage increase was primarily driven by higher catalog advertising expenses. Increased paper costs across all brands, in addition to higher costs associated with increased catalog and page circulation in both the core and emerging brands, drove the majority of the catalog advertising expense increase.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues increased 30 basis points for Year-to-Date 2005 compared to Year-to-Date 2004. This increase resulted primarily from higher catalog advertising expenses, as well as an increase in employment expenses to support the growth of our emerging brands. Increased paper costs, in addition to higher costs associated with increased catalog and page circulation, drove the majority of the catalog advertising expense increase.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues increased 170 basis points for Year-to-Date 2005 compared to Year-to-Date 2004. This increase was primarily driven by higher catalog advertising expenses due to increased paper costs in addition to higher costs associated with increased catalog and page circulation.

INTEREST INCOME

Interest income was $881,000 in the Second Quarter of 2005, compared to $264,000 in the Second Quarter of 2004, comprised primarily of income from short-term investments classified as cash and cash equivalents. For Year-to-Date 2005, interest income was $1,984,000 compared to $519,000 for Year-to-Date 2004. The increase in interest income during the Second Quarter of 2005 and Year-to-Date 2005 resulted from higher cash balances during fiscal 2005 compared to fiscal 2004 as well as an increase in the interest rates associated with these short-term investments.

INCOME TAXES

Our effective tax rate was 37.9% for the Second Quarter of 2005 and 38.3% for the Second Quarter of 2004. Our Second Quarter 2005 income tax rate decreased primarily due to the timing of the favorable resolution of certain tax matters.

Our effective tax rate was 39.3% for Year-to-Date 2005 and 38.3% for Year-to-Date 2004. Our Year-to-Date 2005 tax rate increased primarily due to an increase in reserves for potential state income tax exposure. We expect our effective tax rate to be in the range of 38.6% to 38.8% in fiscal 2005. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2005, we held $153,854,000 in cash and cash equivalents. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than other periods. Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2005, we plan to utilize our cash resources to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, and to support current store development and infrastructure strategies. In addition to the current cash balances on-hand, we have a $300,000,000 credit facility that may be used for loans or letters of credit. No amounts were borrowed by us under the credit facility in Year-to-Date 2005 or Year-to-Date 2004. However, as of July 31, 2005, $36,073,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities during fiscal 2005.

For Year-to-Date 2005, net cash used in operating activities was $14,685,000 compared to net cash provided by operating activities of $22,246,000 for Year-to-Date 2004. Net cash used for Year-to-Date 2005 was primarily attributable to an increase in merchandise inventories due to the reinstatement of our core inventory levels, particularly in furniture, and the opening of 37 net new stores since Year-to-Date 2004.

For Year-to-Date 2005, net cash used in investing activities for the purchase of property and equipment was $77,142,000 compared to net cash used in investing activities of $81,731,000 for Year-to-Date 2004. For Year-to-Date 2005, purchases of property and equipment was comprised of $42,241,000 for stores, $21,319,000 for systems development projects (including e-commerce websites) and $13,582,000 for distribution and facility infrastructure projects.

In fiscal 2005, we anticipate investing $160,000,000 to $180,000,000 in the purchase of property and equipment, primarily for the construction of 30 new stores and 7 remodeled stores, systems development projects (including e-commerce websites), and distribution and facility infrastructure projects.

For Year-to-Date 2005, net cash provided by financing activities was $5,875,000 compared to net cash provided by financing activities of $14,431,000 for Year-to-Date 2004. Net cash provided by financing activities was comprised primarily of proceeds from the exercise of stock options, partially offset by cash used to repurchase common stock.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. There have been no significant changes to the policies as discussed in our Annual Report on Form 10-K for the year ended January 30, 2005.

Stock Repurchase Program

In May 2004, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our outstanding common stock. During fiscal 2004, we repurchased and retired 2,057,700 shares of our common stock under this program at a weighted average cost of $35.22 per share. During the first quarter of fiscal 2005, we repurchased and retired an additional 365,700 shares at a weighted average cost of $33.87 per share and a total cost of approximately $12,387,000. In May 2005, our Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of our outstanding common stock. No shares were repurchased during the Second Quarter of 2005. As of July 31, 2005, the remaining authorized number of shares eligible for repurchase was 2,076,600 shares.

Stock repurchases may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Impact of Inflation

The impact of inflation on results of operations was not significant for Year-to-Date 2005 or Year-to-Date 2004.

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

Our success depends upon our ability to anticipate and respond in a timely manner to changing merchandise trends and customer demands. Consumer preferences cannot be predicted with certainty and may change between selling seasons. Changes in customer preferences and buying trends may also affect our brands differently. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly, and we may be required to mark down certain products to sell the resulting excess inventory or to sell such inventory through our outlet stores or other liquidation channels at prices which are significantly lower than our retail prices, each of which would negatively impact our business and operating results.

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

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, fuel prices, recession and fears of recession, war and fears of war, inclement weather, consumer debt, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security generally. These factors may also affect our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our sales and harming our business and operating results. For example, the recent natural disaster caused by Hurricane Katrina will likely affect consumer spending in the vicinity of the disaster and could affect consumer spending in the U.S. as a whole.

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

In addition, we are subject to certain risks, including availability of raw materials, labor disputes, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, and general economic and political conditions, that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at a price that is commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs. Further, any merchandise that does not meet our quality standards could become subject to a recall, which would damage our reputation and brands, and harm our business.

Our dependence on foreign vendors subjects us to a variety of risks and uncertainties.

In fiscal 2004, we sourced our products from manufacturers in 38 countries outside of the United States. Approximately 62% of our merchandise purchases were foreign-sourced, primarily from Asia and Europe. Our dependence on foreign vendors means that we may be affected by declines in the relative value of the U.S. dollar to other foreign currencies. For example, any upward valuation in the Chinese Yuan against the U.S. Dollar results in higher costs to us for those goods that we source from mainland China. Although substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

The operation of our direct-to-customer business depends on our ability to maintain the efficient and uninterrupted operation of our order-taking and fulfillment operations and our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, system issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, natural disasters or adverse weather conditions. These problems could result in a reduction in sales as well as increased selling, general and administrative expenses.

In addition, we face the risk that we cannot hire enough qualified employees, especially during our peak season, to support our direct-to-customer operations, due to circumstances that reduce the relevant workforce. The need to operate with fewer employees could negatively impact our customer service levels and our operations.

Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters and other unexpected events, and any of these events could result in an interruption in our business.

Our corporate offices, distribution centers, infrastructure projects and direct-to-customer operations, as well as the operations of vendors from which we receive goods and services, are vulnerable to damage from earthquakes, fire, floods, power loss, telecommunications failures, computer viruses, and similar events. If any of these events results in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

We experience fluctuations in our comparable store sales.

Our success depends, in part, upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number, size and location of stores we open, close and expand in any period, the general retail sales environment, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, and the cannibalization of existing store sales by new stores. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors may cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided. For example, the recent natural disaster caused by Hurricane Katrina has resulted in certain store closures and will likely lead to reduced customer traffic in certain other stores.

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

The success of our Internet business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, computer viruses, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our Internet business, as well as damage our reputation and brands.

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

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially in peak sales seasons, and incur other expenses to support new brands and brand extensions, as well as the opening of new stores and direct-to-customer growth of our existing brands. From time to time we may also experience union organizing activity in currently non-union distribution facilities, stores and direct-to-customer operations. Union organizing activity may result in work slowdowns or stoppages and higher labor costs, which would harm our business and operating results. In addition, there appears to be a growing number of wage and hour lawsuits against retail companies, especially in California. We are currently a defendant in one such case and may be named in others in the future.

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

We are undertaking certain systems changes that might disrupt our supply chain operations.

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

We have evaluated and tested our internal controls in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have incurred, and expect to continue to incur, significant expenses and a diversion of management’s time to meet the requirements of Section 404. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we would be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. Any such action could negatively impact the perception of us in the financial market and our business. In addition, our internal controls may not prevent or detect all error and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met.

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

Interest Rate Risk

The interest payable on our credit facility, industrial development bond and the bond-related debt associated with our Memphis-based distribution facilities is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 35 basis points (an approximate 10% increase in the associated variable rates as of July 31, 2005), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 7% of our international purchase transactions are in currencies other than the U.S. dollar. As of July 31, 2005, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of July 31, 2005, we have 12 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. In prior years, we have utilized 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. These contracts are accounted for by adjusting the carrying amount of the contract to market and recognizing any gain or loss in selling, general and administrative expenses in each reporting period. We did not enter into any new foreign currency contracts during Year-to-Date 2005 and Year-to-Date 2004. Any gain or loss associated with these contracts in prior years was not material to us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of July 31, 2005, an evaluation was performed with the participation of our management, including our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 24, 2004, a purported class action lawsuit entitled Alvarez, et al. v. Williams-Sonoma, Inc., et al. was filed in the Superior Court of California, San Francisco County. This matter was resolved during the second quarter of 2005 without a significant impact to our financial statements.

In addition, we are involved in other lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, none of which are material, are increasing in number as our business expands and our company grows larger. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information required by this Item is contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Stock Repurchase Program” within Part I of this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 18, 2005. At this meeting, the shareholders took the following actions:

(I)    The shareholders elected each of the following persons by the vote indicated to serve as a member of our Board of Directors until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified:

Name	For	Withheld
Sanjiv Ahuja	98,413,062	1,821,389
Adrian D.P. Bellamy	99,835,963	398,488
Patrick J. Connolly	99,844,208	390,243
Adrian T. Dillon	98,987,926	1,246,525
Jeanne P. Jackson	99,595,461	638,990
W. Howard Lester	99,369,024	865,427
Michael R. Lynch	98,958,912	1,275,539
Edward A. Mueller	98,315,388	919,063
Richard T. Robertson	99,872,675	361,776

(II)    The shareholders approved, by the vote indicated, an amendment and restatement of the Williams-Sonoma, Inc. 2001 Incentive Bonus Plan so that we may continue to use the 2001 Incentive Bonus Plan to achieve our goals and continue to receive a federal income tax deduction for certain compensation paid under the 2001 Incentive Bonus Plan:

For	Against	Abstain	Broker Non-Vote
97,023,953	3,156,158	54,340	0

(III)    The shareholders ratified, by the vote indicated, the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending January 29, 2006:

For	Against	Abstain	Broker Non-Vote
97,471,318	2,746,600	16,533	0

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description

10.1	Williams-Sonoma, Inc. 2001 Incentive Bonus Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 24, 2005, File No. 001-14077)

10.2	Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005

10.3	Reimbursement Agreement between the Company and The Bank of New York, dated as of July 1, 2005

10.4	Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam Executive Vice President, Chief Financial Officer

Date: September 9, 2005