Form 10-Q
period 2005-10-30
WILLIAMS SONOMA INC
filed 2005-12-06
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2005.

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

As of November 27, 2005, 115,420,587 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	October 30, 2005	January 30, 2005	October 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$91,811	$239,210	$88,783
Accounts receivable – net	60,238	42,520	54,794
Merchandise inventories – net	587,415	452,421	497,044
Prepaid catalog expenses	67,492	53,520	65,484
Prepaid expenses	36,510	38,018	28,788
Deferred income taxes	39,051	39,015	17,387
Other assets	6,450	9,061	14,715
Total current assets	888,967	873,765	766,995
Property and equipment – net	879,722	852,412	829,193
Other assets – net	21,186	19,368	21,807
Total assets	$1,789,875	$1,745,545	$1,617,995
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$196,606	$173,781	$225,238
Accrued salaries, benefits, and other	78,039	86,767	73,293
Customer deposits	168,171	148,535	136,347
Income taxes payable	9,300	72,052	767
Current portion of long-term debt	19,385	23,435	24,148
Other liabilities	18,816	17,587	18,247
Total current liabilities	490,317	522,157	478,040
Deferred rent and lease incentives	221,681	212,193	193,930
Long-term debt	14,750	19,154	19,935
Deferred income tax liabilities	21,152	21,057	8,836
Other long-term obligations	14,685	13,322	11,822
Total liabilities	762,585	787,883	712,563
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	-	-	-
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 115,239, 115,372 and 117,037 shares at October 30, 2005, January 30, 2005 and October 31, 2004, respectively	1,152	1,154	1,170
Additional paid-in capital	317,689	286,720	287,304
Retained earnings	701,184	664,619	611,506
Accumulated other comprehensive income	7,265	5,169	5,452
Total shareholders’ equity	1,027,290	957,662	905,432
Total liabilities and shareholders’ equity	$1,789,875	$1,745,545	$1,617,995

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars and shares in thousands, except per share amounts	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net revenues	$827,623	$722,761	$2,324,550	$2,053,291
Cost of goods sold	501,546	441,547	1,418,716	1,267,173
Gross margin	326,077	281,214	905,834	786,118
Selling, general and administrative expenses	266,727	235,018	753,574	660,189
Interest income	(1,101)	(390)	(3,084)	(908)
Interest expense	493	443	1,462	1,247
Earnings before income taxes	59,958	46,143	153,882	125,590
Income taxes	22,871	17,676	59,800	48,104
Net earnings	$37,087	$28,467	$94,082	$77,486
Basic earnings per share	$0.32	$0.24	$0.81	$0.67
Diluted earnings per share	$0.31	$0.24	$0.79	$0.65
Shares used in calculation of earnings per share:
Basic	116,070	116,656	115,671	116,157
Diluted	118,900	119,862	118,454	119,345

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
Dollars in thousands	October 30, 2005	October 31, 2004
Cash flows from operating activities:
Net earnings	$94,082	$77,486
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	91,159	81,755
Net loss on disposal of assets	3,494	918
Amortization of deferred lease incentives	(18,131)	(16,552)
Deferred income taxes	117	3,171
Tax benefit from exercise of stock options	12,961	11,993
Other	-	335
Changes in:
Accounts receivable	(16,025)	(23,152)
Merchandise inventories	(134,651)	(92,507)
Prepaid catalog expenses	(13,972)	(27,019)
Prepaid expenses and other assets	2,763	(18,510)
Accounts payable	22,511	69,193
Accrued salaries, benefits, and other	(6,229)	(3,901)
Customer deposits	19,522	20,064
Deferred rent and lease incentives	24,987	34,156
Income taxes payable	(62,706)	(63,693)
Net cash provided by operating activities	19,882	53,737
Cash flows from investing activities:
Purchases of property and equipment	(119,357)	(144,828)
Net cash used in investing activities	(119,357)	(144,828)
Cash flows from financing activities:
Proceeds from bond issuance	-	15,000
Repayments of long-term obligations	(8,454)	(8,295)
Proceeds from exercise of stock options	21,856	23,952
Repurchase of common stock	(61,366)	(14,755)
Credit facility renewal costs	(654)	(208)
Net cash (used in) provided by financing activities	(48,618)	15,694
Effect of exchange rates on cash and cash equivalents	694	270
Net decrease in cash and cash equivalents	(147,399)	(75,127)
Cash and cash equivalents at beginning of period	239,210	163,910
Cash and cash equivalents at end of period	$91,811	$88,783

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Thirty-Nine Weeks Ended October 30, 2005 and October 31, 2004

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we”, “us” or “our”). The condensed consolidated balance sheets as of October 30, 2005 and October 31, 2004, the condensed consolidated statements of earnings for the thirteen and thirty-nine week periods (“third quarter” and “year-to-date”) ended October 30, 2005 and October 31, 2004, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 30, 2005 and October 31, 2004 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine week periods then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 30, 2005, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2005.

The results of operations for the thirteen and thirty-nine weeks ended October 30, 2005 are not necessarily indicative of the operating results of the full year.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands, except per share amounts	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net earnings, as reported	$37,087	$28,467	$94,082	$77,486
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,336)	(4,380)	(12,237)	(12,744)
Pro forma net earnings	$32,751	$24,087	$81,845	$64,742
Basic earnings per share
As reported	$0.32	$0.24	$0.81	$0.67
Pro forma	0.28	0.21	0.71	0.56
Diluted earnings per share
As reported	$0.31	$0.24	$0.79	$0.65
Pro forma	0.28	0.20	0.70	0.53

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Dividend yield	-	-	-	-
Volatility	58.0%	60.6%	59.4%	61.4%
Risk-free interest	4.2%	3.8%	4.2%	3.8%
Expected term (years)	6.5	6.9	6.5	6.9

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R will require us to measure and record compensation expense in our consolidated financial statements for all employee share-based compensation awards using a fair value method. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. We expect to adopt this Statement using the modified prospective application transition method beginning in the first quarter of 2006. We are currently in the process of determining the impact of the adoption of this Statement on our consolidated financial statements.

NOTE C. BORROWING ARRANGEMENTS

Credit Facility

As of October 30, 2005, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit and contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), and a minimum fixed charge coverage ratio. Prior to August 22, 2009, we may, upon notice to the lenders, request an increase in the credit facility of up to $100,000,000, to provide for a total of $400,000,000 of unsecured revolving credit. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility, and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the credit facility. The credit facility matures on February 22, 2010, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. During the thirty-nine weeks ended October 30, 2005 and October 31, 2004, no amounts were borrowed under the credit facility. However, as of October 30, 2005, $36,073,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of October 30, 2005, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

We have three unsecured commercial letter of credit reimbursement facilities for an aggregate of $145,000,000, each of which expires on September 9, 2006. As of October 30, 2005, an aggregate of $106,132,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of October 30, 2005. The latest expiration for the letters of credit issued under the agreements is February 6, 2007.

Senior Notes

On August 8, 2005, we repaid the remaining outstanding balance on our senior notes of $5,716,000.

NOTE D. COMPREHENSIVE INCOME

Comprehensive income for the thirteen and thirty-nine weeks ended October 30, 2005 and October 31, 2004 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net earnings	$37,087	$28,467	$94,082	$77,486
Other comprehensive income -
Foreign currency translation adjustment	1,221	1,917	2,096	2,165
Comprehensive income	$38,308	$30,384	$96,178	$79,651

NOTE E. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Per-Share Amount
Thirteen weeks ended October 30, 2005
Basic	$37,087	116,070	$0.32
Effect of dilutive stock options	-	2,830
Diluted	$37,087	118,900	$0.31
Thirteen weeks ended October 31, 2004
Basic	$28,467	116,656	$0.24
Effect of dilutive stock options	-	3,206
Diluted	$28,467	119,862	$0.24
Thirty-Nine weeks ended October 30, 2005
Basic	$94,082	115,671	$0.81
Effect of dilutive stock options	-	2,783
Diluted	$94,082	118,454	$0.79
Thirty-Nine weeks ended October 31, 2004
Basic	$77,486	116,157	$0.67
Effect of dilutive stock options	-	3,188
Diluted	$77,486	119,345	$0.65

Options with an exercise price greater than the average market price of common shares were 264,000 and 113,000 for the thirteen weeks and 1,491,000 and 137,000 for the thirty-nine weeks ended October 30, 2005 and October 31, 2004, respectively, and were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

NOTE G. SEGMENT REPORTING

We have two reportable segments, retail and direct-to-customer. The retail segment has six merchandising concepts which sell products for the home (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything, West Elm and Williams-Sonoma Home). The six retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. The direct-to-customer segment has seven merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and holdeverything.com). Management’s expectation is that the overall economics of each of our major concepts within each reportable segment will be similar over time.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail	Direct-to- Customer	Unallocated	Total
Thirteen weeks ended October 30, 2005
Net revenues[1]	$444,674	$382,949	-	$827,623
Depreciation and amortization expense	20,742	4,341	$5,317	30,400
Earnings before income taxes	37,368	61,605	(39,015)	59,958

Capital expenditures	31,515	2,523	8,177	42,215
Thirteen weeks ended October 31, 2004
Net revenues[1]	$394,180	$328,581	-	$722,761
Depreciation and amortization expense	19,018	3,855	$4,658	27,531
Earnings before income taxes	31,610	49,416	(34,883)	46,143

Capital expenditures	38,760	15,213	9,124	63,097
Thirty-Nine weeks ended October 30, 2005
Net revenues[1]	$1,276,009	$1,048,541	-	$2,324,550
Depreciation and amortization expense	61,497	13,211	$16,451	91,159
Earnings before income taxes	115,095	158,875	(120,088)	153,882

Assets[2]	1,046,186	329,082	414,607	1,789,875
Capital expenditures	77,893	16,670	24,794	119,357
Thirty-Nine weeks ended October 31, 2004
Net revenues[1]	$1,128,131	$925,160	-	$2,053,291
Depreciation and amortization expense	56,712	11,456	$13,587	81,755
Earnings before income taxes	96,499	140,484	(111,393)	125,590

Assets[2]	951,432	299,286	367,277	1,617,995
Capital expenditures	80,040	35,512	29,276	144,828

1 Net revenues in the retail channel include $14.9 million and $11.5 million in the third quarter of 2005 and the third quarter of 2004, respectively, and $37.7 million and $31.4 million for year-to-date 2005 and year-to-date 2004, respectively, related to our foreign operations.

2 Assets in the retail channel include $27.1 million and $22.6 million of long-term assets for year-to-date 2005 and year-to-date 2004, respectively, related to our foreign operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include projections of earnings, revenues or financial items, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance of our brands, statements related to refining our merchandising strategies, statements related to our plans to increase retail leased square footage, statements related to increasing, refining and expanding catalog circulation, statements related to building our customer databases and expanding the reach of our brands, statements related to introducing new core and seasonal merchandise assortments, statements related to implementing new marketing initiatives and expanding on-line and electronic direct marketing initiatives, statements related to our plans to open new retail stores, statements related to repositioning and re-assessing our Hold Everything brand, statements related to the use of our available cash, statements related to our projected capital expenditures, statements related to the replenishment of our inventory levels and the benefits to be derived from our daily store replenishment program, statements related to expanding our holiday assortment, statements related to developing operational disciplines throughout the supply chain, statements related to expanding our warehouse capacity, statements related to developing a “gold standard” for customer service, statements related to our stock repurchase program, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

OVERVIEW

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our six retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything, West Elm and Williams-Sonoma Home). The direct-to-customer segment of our business sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and holdeverything.com). Based on net revenues in fiscal 2004, retail net revenues accounted for 57.7% of our business and direct-to-customer net revenues accounted for 42.3% of our business. Based on their contribution to our net revenues in fiscal 2004 (representing over 90%), the core brands in both retail and direct-to-customer are: Pottery Barn, which sells contemporary tableware and home furnishings; Williams-Sonoma, which sells cookware essentials; and Pottery Barn Kids, which sells stylish children’s furnishings. The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

During the third quarter of 2005, our net revenues increased 14.5% to $827.6 million from $722.8 million and diluted earnings per share increased by 29.2% to $0.31 per share from the third quarter of 2004.

In our retail channel, net revenues increased 12.8% to $444.7 million, primarily driven by a 10.6% increase in store leased square footage and a comparable store sales increase of 4.4%. Net revenues generated in the Pottery Barn, West Elm, Pottery Barn Kids, and Williams-Sonoma brands were the primary contributors to the year-over-year revenue increase.

In our direct-to-customer channel, net revenues increased 16.5% to $382.9 million, primarily driven by net revenues generated in the Pottery Barn, Pottery Barn Kids, PBteen and Williams-Sonoma Home brands. These increases resulted from increases in both electronic direct marketing and catalog page circulation. During the third quarter, catalog page circulation increased 0.7% despite a 5.3% decrease in actual catalogs circulated. All brands in the direct-to-customer channel delivered positive growth during the quarter, with the exception of the Hold Everything brand.

In our core brands, net revenues increased 11.5% in the third quarter, driven by low double-digit growth in the Pottery Barn and Pottery Barn Kids brands and mid-single digit growth in the Williams-Sonoma brand. Third quarter net revenues in the core brands, however, were negatively impacted by Hurricane Katrina. Prior to Hurricane Katrina, we had five stores operating in the New Orleans area. All five stores resulted in lost revenues. Two of these five stores were severely damaged, which resulted in both property and inventory write-offs during the quarter. As these losses were fully insured, the impact of these write-offs was immaterial to our third quarter 2005 financial results.

In our emerging brands, which include West Elm, PBteen, Williams-Sonoma Home and Hold Everything, third quarter net revenues increased 46.0%, primarily driven by strong performance in West Elm, Williams-Sonoma Home and PBteen. In West Elm, the year-over-year net revenue increase was driven by higher catalog circulation and increased e-commerce initiatives, in addition to incremental revenues from new stores. In Williams-Sonoma Home, the net revenue increase was driven by improved catalog productivity, despite reduced catalog and page circulation, and incremental revenue from the opening of our first three retail stores. In PBteen, the year-over-year net revenue increase was primarily driven by increased electronic direct marketing and improved catalog productivity. New product offerings and an enhanced lifestyle presentation, despite lower catalog and page circulation, drove these increased revenues.

Operationally in the third quarter, we initiated the first phase of in-sourcing in our east coast furniture hub operations and continued to refine our processes to capitalize on the benefits of our daily store replenishment program.

As we look forward to the fourth quarter, we are continuing the following several strategic initiatives in both our core and emerging brands.

In our core brands, we are increasing catalog circulation, increasing our outlet leased square footage to continue to maximize our return on excess inventories, refining our visual merchandising in our Williams-Sonoma retail stores, and implementing new electronic direct marketing and gift card initiatives that we believe will drive increased sales and new customers to the brands.

In our emerging brands, we are focused on building our customer databases and expanding our multi-channel capabilities.

In West Elm, we are opening two additional stores in the fourth quarter and increasing our catalog circulation, electronic direct marketing, and on-line customer acquisition efforts through the remainder of the year.

In Williams-Sonoma Home, we are increasing catalog circulation, promoting the order-placement functionality on the current e-catalog website, and significantly expanding our holiday assortment.

In Hold Everything, which currently represents approximately two percent of our total net revenues, we are approaching the remainder of the year cautiously based on our year-to-date results and are finalizing our assessment of the overall positioning of the Hold Everything brand within our portfolio long-term and alternative strategies for the brand. While we finalize this assessment, we have suspended all new store-opening activities, reduced catalog circulation, reduced existing 2005 and 2006 inventory commitments, and suspended any new inventory commitments.

Operationally in the fourth quarter, we plan to continue to expand warehouse capacity to support higher inventory levels and emerging brands growth, continue to in-source a portion of our east coast furniture hub operations to develop a new “gold standard” for furniture customer service, and continue to identify operational disciplines to reduce returns, replacements and damages, particularly in furniture.

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

The following table summarizes our net revenues for the third quarter of 2005 and 2004 and for year-to-date 2005 and 2004.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 30, 2005	% Total	October 31, 2004	% Total	October 30, 2005	% Total	October 31, 2004	% Total
Retail revenues	$444,674	53.7%	$394,180	54.5%	$1,276,009	54.9%	$1,128,131	54.9%
Direct-to-customer revenues	382,949	46.3%	328,581	45.5%	1,048,541	45.1%	925,160	45.1%
Net revenues	$827,623	100.0%	$722,761	100.0%	$2,324,550	100.0%	$2,053,291	100.0%

Net revenues for the third quarter of 2005 increased by $104,862,000, or 14.5%, over the third quarter of 2004. The increase was primarily driven by a year-over-year increase in store leased square footage of 10.6% (including 37 new store openings and the remodeling and expansion of an additional 8 stores) and a comparable store sales increase of 4.4%. The increase was further driven by increased page circulation and the continued strength in our Internet business, primarily due to our expanded efforts associated with our electronic direct marketing initiatives. This increase was partially offset by the temporary closure of 12 stores and the permanent closure of 4 stores, for a net of 29 new store openings.

Net revenues for year-to-date 2005 increased by $271,259,000, or 13.2%, over net revenues for year-to-date 2004. This was primarily due to a year-over-year increase in store leased square footage of 10.6% (including 37 new store openings and the remodeling and expansion of an additional 8 stores) and a comparable store sales increase of 4.3%. The increase was further driven by increased catalog and page circulation (3.7% and 11.7%, respectively) and the strong momentum from our Internet growth initiatives. This increase was partially offset by the temporary closure of 12 stores and the permanent closure of 4 stores, for a net of 29 new store openings.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Retail revenues	$444,674	$394,180	$1,276,009	$1,128,131
Percent growth in retail revenues	12.8%	11.6%	13.1%	13.4%
Percent increase in comparable store sales	4.4%	3.1%	4.3%	4.9%
Number of stores - beginning of period	559	522	552	512
Number of new stores	14	18	24	30
Number of new stores due to remodeling[1]	3	8	8	17
Number of closed stores due to remodeling[1,2]	(5)	(6)	(12)	(15)
Number of permanently closed stores	-	-	(1)	(2)
Number of stores - end of period	571	542	571	542
Store selling square footage at quarter-end	3,096,000	2,820,000	3,096,000	2,820,000
Store leased square footage (“LSF”) at quarter-end	4,967,000	4,489,000	4,967,000	4,489,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

2 Third quarter of 2005 store closing numbers include 2 Williams-Sonoma, 2 Pottery Barn and 1 Pottery Barn Kids temporary store closures in the New Orleans area due to Hurricane Katrina. One Williams-Sonoma store subsequently reopened before the end of the third quarter; the remaining four stores are closed indefinitely.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	July 31, 2005	Openings	Closings[1]	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Williams-Sonoma	254	4	(2)	256	252	5,700	5,600
Pottery Barn	185	5	(2)	188	181	12,000	11,800
Pottery Barn Kids	88	1	(1)	88	85	7,800	7,700
Hold Everything	11	-	-	11	7	6,600	4,400
West Elm	6	4	-	10	3	15,900	14,200
Williams-Sonoma Home	-	3	-	3	-	13,900	-
Outlets	15	-	-	15	14	19,500	14,400
Total	559	17	(5)	571	542	8,700	8,300

1 Third quarter of 2005 store closing numbers include 2 Williams-Sonoma, 2 Pottery Barn and 1 Pottery Barn Kids temporary store closures in the New Orleans area due to Hurricane Katrina. One Williams-Sonoma store subsequently reopened before the end of the third quarter; the remaining four stores are closed indefinitely.

Retail revenues in the third quarter of 2005 increased by $50,494,000, or 12.8%, over the third quarter of 2004. The increase was primarily driven by a year-over-year increase in store leased square footage of 10.6% (including 37 new store openings and the remodeling and expansion of an additional 8 stores) and a comparable store sales increase of 4.4%. This increase was partially offset by the temporary closure of 12 stores and the permanent closure of 4 stores, for a net of 29 new store openings. Net revenues generated in the Pottery Barn, West Elm, Pottery Barn Kids, and Williams-Sonoma brands were the primary contributors to the year-over-year revenue increase. Pottery Barn and Pottery Barn Kids accounted for 50.5% of the growth in retail revenues during the third quarter of 2005 over the third quarter of 2004.

Retail revenues for year-to-date 2005 increased $147,878,000, or 13.1%, over year-to-date 2004. The increase was primarily driven by a year-over-year increase in store leased square footage of 10.6% (including 37 new store openings and the remodeling and expansion of an additional 8 stores) and a comparable store sales increase of 4.3%. This increase was partially offset by the temporary closure of 12 stores and the permanent closure of 4 stores, for a net of 29 new store openings. Net revenues generated in the Pottery Barn, West Elm, Pottery Barn Kids, and Williams-Sonoma brands were the primary contributors to the year-over-year revenue increase.

Pottery Barn and Pottery Barn Kids accounted for 55.6% of the growth in retail revenues during year-to-date 2005 over year-to-date 2004.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are meaningful to evaluating the performance of the retail strategy. For the third quarter of 2005 and year-to-date 2005, our total comparable store sales excluded the West Elm concept, which had only one store operating for more than one year. No stores were excluded for the third quarter of 2004 and year-to-date 2004. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes store expansions and closings. Percentages represent changes in comparable store sales versus the same period in the prior year.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Percent increase (decrease) in comparable store sales	October 30, 2005		October 31, 2004		October 30, 2005		October 31, 2004
Williams-Sonoma	1.3%		(4.2%	)	0.2%		(0.8%	)
Pottery Barn	5.5%		5.7%		5.7%		8.6%
Pottery Barn Kids	3.8%		5.6%		5.8%		2.2%
Hold Everything	(7.4%	)	4.0%		(13.7%	)	5.8%
Outlets	16.0%		19.6%		16.0%		17.2%
Total	4.4%		3.1%		4.3%		4.9%

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

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Dollars in thousands	October 30, 2005		October 31, 2004	October 30, 2005	October 31, 2004
Catalog revenues[1]	$185,447		$189,643	$524,743	$542,598
Internet revenues[1]	197,502		138,938	523,798	382,562
Total direct-to-customer revenues[1]	$382,949		$328,581	$1,048,541	$925,160
Percent growth in direct-to-customer revenues	16.5%		17.5%	13.3%	22.5%
Percent growth in number of catalogs circulated	(5.3%	)	10.3%	3.7%	19.4%
Percent growth in number of pages circulated	0.7%		15.0%	11.7%	25.3%

1 Approximately 60% of our company-wide non-gift registry Internet revenues are catalog driven and approximately 40% are incremental to the direct-to-customer channel.

Direct-to-customer net revenues in the third quarter of 2005 increased by $54,368,000 or 16.5%, over the third quarter of 2004. This increase was primarily driven by net revenues generated in the Pottery Barn, Pottery Barn Kids, PBteen and Williams-Sonoma Home brands, resulting from increased page circulation and our expanded efforts associated with our electronic direct marketing initiatives. All brands in the direct-to-customer channel delivered positive growth during the quarter, with the exception of the Hold Everything brand.

Direct-to-customer net revenues for year-to-date 2005 increased $123,381,000, or 13.3%, over year-to-date 2004. This increase was primarily driven by net revenues generated in the Pottery Barn, West Elm, Pottery Barn Kids and Williams-Sonoma Home brands, resulting from increased catalog and page circulation and the positive response to our on-line marketing initiatives. All of the brands in the direct-to-customer channel delivered positive growth during year-to-date 2005, with the exception of the Hold Everything brand.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 30, 2005	% Net Revenues	October 31, 2004	% Net Revenues	October 30, 2005	% Net Revenues	October 31, 2004	% Net Revenues
Cost of goods sold	$501,546	60.6%	$441,547	61.1%	$1,418,716	61.0%	$1,267,173	61.7%

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

Third Quarter of 2005 vs. Third Quarter of 2004

Cost of goods sold increased by $59,999,000, or 13.6%, in the third quarter of 2005 compared to the third quarter of 2004. As a percentage of net revenues, however, cost of goods sold decreased 50 basis points in the third quarter of 2005 from the third quarter of 2004, primarily driven by expense reductions in customer shipping costs and sales leverage in fixed occupancy expenses, partially offset by rate increases in merchandise cost of goods sold. The improvement in customer shipping costs in the third quarter of 2005 was primarily driven by cost benefits derived from the third quarter of 2004 opening of the east coast distribution center and the fourth quarter of 2004 in-sourcing of our furniture line-haul management operations, partially offset by increased fuel surcharges. The rate increase in merchandise cost of goods sold was primarily due to a furniture-driven rate increase in merchandise cost of goods sold and increased transportation costs associated with the 2005 daily store replenishment program.

In the retail channel, cost of goods sold as a percentage of retail net revenues decreased 40 basis points in the third quarter of 2005 compared to the third quarter of 2004 resulting from sales leverage in fixed occupancy expenses. Although merchandise cost of goods sold as a percentage of retail net revenues remained relatively flat compared to the third quarter of 2004, merchandise cost of goods sold increased due to higher transportation costs associated with the 2005 daily store replenishment program, partially offset by a rate decrease in cost of merchandise.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues decreased 70 basis points in the third quarter of 2005 compared to the third quarter of 2004. This decrease was primarily driven by expense reductions in customer shipping costs, partially offset by rate increases in merchandise cost of goods sold and occupancy expenses. The improvement in customer shipping costs was primarily driven by cost benefits derived from the third quarter of 2004 opening of the east coast distribution center and the fourth quarter of 2004 in-sourcing of our furniture line-haul management operations, partially offset by increased fuel surcharges. The rate increase in merchandise cost of goods sold was primarily due to a furniture-driven rate increase in merchandise cost of goods sold. The rate increase in occupancy expenses was primarily a function of higher distribution occupancy expenses resulting from increased distribution leased square footage versus the third quarter of 2004.

Year-to-Date 2005 vs. Year-to-Date 2004

Cost of goods sold for year-to-date 2005 increased by $151,543,000, or 12.0%, over year-to-date 2004. As a percentage of net revenues, however, cost of goods sold decreased 70 basis points for year-to-date 2005 from year-to-date 2004. This percentage decrease was primarily driven by expense reductions in customer shipping costs and sales leverage in fixed occupancy expenses, partially offset by rate increases in merchandise cost of goods sold. The improvement in customer shipping costs was primarily driven by cost benefits derived from the third quarter of 2004 opening of the east coast distribution center and the fourth quarter of 2004 in-sourcing of our furniture line-haul management operations, partially offset by increased fuel surcharges. The rate increase in merchandise cost of goods sold was primarily due to a furniture-driven rate increase in merchandise cost of goods sold, as well as increased markdowns and other inventory-related costs associated with the merchandising transition in the Hold Everything brand, in addition to increased transportation costs associated with the 2005 daily store replenishment program.

In the retail channel, cost of goods sold as a percentage of retail net revenues decreased 70 basis points for year-to-date 2005 compared to year-to-date 2004 resulting from sales leverage in fixed occupancy expenses. Although merchandise cost of goods sold as a percentage of retail net revenues remained relatively flat compared to the third quarter of 2004, in merchandise cost of goods sold, we saw a rate decrease in cost of merchandise primarily due to better margins in the Williams-Sonoma brand, partially offset by increased markdowns and other inventory-related costs associated with the merchandising transition in the Hold Everything brand. This increase in merchandise cost of goods sold was offset by increased transportation costs associated with the 2005 daily store replenishment program.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues decreased 100 basis points for year-to-date 2005 compared to year-to-date 2004. This percentage decrease was primarily driven by expense reductions in customer shipping costs, partially offset by rate increases in merchandise cost of goods sold and occupancy expenses. The improvement in customer shipping costs was primarily driven by cost benefits derived from the third quarter of 2004 opening of the east coast distribution center and the fourth quarter of 2004 in-sourcing of our furniture line-haul management operations, partially offset by increased fuel surcharges. The rate increase in merchandise cost of goods sold was primarily due to a furniture-driven rate increase in merchandise cost of goods sold, as well as increased markdowns and other inventory-related costs associated with the merchandising transition in the Hold Everything brand. The rate increase in occupancy expenses was primarily a function of higher distribution occupancy expenses resulting from increased distribution leased square footage versus year-to-date 2004.

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

Third Quarter of 2005 vs. Third Quarter of 2004

Selling, general and administrative expenses increased by $31,709,000, or 13.5%, in the third quarter of 2005 compared to the third quarter of 2004. As a percentage of net revenues, selling, general and administrative expenses decreased 30 basis points in the third quarter of 2005 from the third quarter of 2004, primarily driven by sales leverage in employment costs, partially offset by higher catalog advertising expenses. Increased paper costs across all brands drove the majority of the catalog advertising expense increase.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues remained flat in the third quarter of 2005 compared to the third quarter of 2004.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues decreased 30 basis points in the third quarter of 2005 compared to the third quarter of 2004. This decrease was primarily driven by sales leverage in employment costs, partially offset by increases in other general expenses.

Year-to-Date 2005 vs. Year-to-Date 2004

Selling, general and administrative expenses for year-to-date 2005 increased by $93,385,000, or 14.1%, over year-to-date 2004. As a percentage of net revenues, selling, general and administrative expenses increased 20 basis points for year-to-date 2005 from year-to-date 2004. This percentage increase was primarily driven by higher catalog advertising expenses and other general expenses, partially offset by sales leverage in employment costs. Increased paper costs, in addition to higher costs associated with increased catalog and page circulation, drove the majority of the catalog advertising expense increase.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues increased 20 basis points for year-to-date 2005 compared to year-to-date 2004. This percentage increase was primarily driven by higher catalog advertising and other general expenses. Increased paper costs, in addition to higher costs associated with increased catalog and page circulation, drove the majority of the catalog advertising expense increase.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues increased 100 basis points for year-to-date 2005 compared to year-to-date 2004. This increase was primarily driven by higher catalog advertising expenses. Increased paper costs, in addition to higher costs associated with increased catalog and page circulation, drove the majority of the catalog advertising expense increase.

INTEREST INCOME

Interest income was $1,101,000 in the third quarter of 2005, compared to $390,000 in the third quarter of 2004 and is comprised primarily of income from short-term investments classified as cash and cash equivalents. The increase in interest income during the third quarter of 2005 resulted from an increase in the interest rates associated with these short-term investments as well as higher cash balances during the third quarter of 2005 compared to the third quarter of 2004.

For year-to-date 2005, interest income was $3,084,000 compared to $908,000 for year-to-date 2004. The increase in interest income during year-to-date 2005 resulted from higher cash balances, as well as an increase in the interest rates associated with these short-term investments.

INCOME TAXES

Our effective tax rate was 38.2% for the third quarter of 2005 and 38.3% for the third quarter of 2004.

Our effective tax rate was 38.9% for year-to-date 2005 and 38.3% for year-to-date 2004. Our year-to-date 2005 tax rate increased primarily due to an increase in reserves for potential state income tax exposure. We expect our effective tax rate to be in the range of 38.8% to 38.9% for fiscal 2005.

Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of October 30, 2005, we held $91,811,000 in cash and cash equivalents. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than in other periods. Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In the remainder of fiscal 2005, we plan to utilize our cash resources to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, and to support current store development and infrastructure strategies. In addition to the current cash balances on-hand, we have a $300,000,000 credit facility that may be used for loans or letters of credit. No amounts were borrowed by us under the credit facility in year-to-date 2005 or year-to-date 2004. However, as of October 30, 2005, $36,073,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities over the following twelve-month period.

For year-to-date 2005, net cash provided by operating activities was $19,882,000 compared to net cash provided by operating activities of $53,737,000 for year-to-date 2004. Net cash provided by operating activities for year-to-date 2005 was less than year-to-date 2004 primarily as a result of an increase in merchandise inventories due to the reinstatement of our core inventory levels, particularly in furniture, and to build inventory levels both for the opening of 29 net new stores (since year-to-date 2004) and in preparation for our fourth quarter holiday sales. This increase in merchandise inventories was partially offset by an increase in deferred rent and lease incentives, accounts payable and customer deposits.

For year-to-date 2005, net cash used in investing activities for the purchase of property and equipment was $119,357,000 compared to net cash used in investing activities of $144,828,000 for year-to-date 2004. For year-to-date 2005, purchases of property and equipment was comprised of $72,818,000 for stores, $29,567,000 for systems development projects (including e-commerce websites) and $16,972,000 for distribution and facility infrastructure projects.

In fiscal 2005, we anticipate investing $150,000,000 to $170,000,000 in the purchase of property and equipment, primarily for the construction of 30 new stores and 8 remodeled stores, systems development projects (including e-commerce websites), and distribution and facility infrastructure projects.

For year-to-date 2005, net cash used in financing activities was $48,618,000 compared to net cash provided by financing activities of $15,694,000 for year-to-date 2004. Net cash used in financing activities was primarily due to the repurchase of our common stock, offset by the proceeds from the exercise of stock options.

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

Stock Repurchase Program

In May 2004, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our outstanding common stock. During fiscal 2004, we repurchased and retired 2,057,700 shares of our common stock under this program at a weighted average cost of $35.22 per share. During the first quarter of 2005, we repurchased and retired an additional 365,700 shares at a weighted average cost of $33.87 per share and a total cost of approximately $12,387,000. In May 2005, our Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of our outstanding common stock. No shares were repurchased during the second quarter of 2005. During the third quarter of 2005, we repurchased and retired 1,275,800 shares at a weighted average cost of $38.39 per share and a total cost of approximately $48,978,000. As of October 30, 2005, the aggregate remaining authorized number of shares eligible for repurchase was 800,800 shares. The following table summarizes our repurchases of shares of our common stock during the third quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
August 1, 2005 – August 28, 2005	50,000	$40.15	50,000	2,026,600
August 29, 2005 – September 25, 2005	1,158,400	$38.40	1,158,400	868,200
September 26, 2005 – October 30, 2005	67,400	$36.92	67,400	800,800
Total	1,275,800	$38.39	1,275,800	800,800

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

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, fuel prices, recession and fears of recession, war and fears of war, inclement weather, consumer debt, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security generally. These factors may also affect our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our sales and harming our business and operating results. For example, the recent natural disaster caused by Hurricane Katrina will likely continue to affect consumer spending in the vicinity of the disaster and could continue to affect consumer spending in the U.S. as a whole.

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

We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales and timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from all of our stores. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, natural disasters, and possible acts of terrorism associated with such carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have increased substantially and airline companies struggle to operate profitably, which could lead to increased fulfillment expenses. The increased fulfillment costs could negatively affect our business and operating results by increasing our transportation costs and, therefore, decreasing the efficiency of our shipments.

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

Our success depends, in part, upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number, size and location of stores we open, close and expand in any period, the general retail sales environment, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, and the cannibalization of existing store sales by new stores. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors may cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided. For example, the recent natural disaster caused by Hurricane Katrina resulted in five store closures, with four stores remaining closed indefinitely, and will likely lead to reduced customer traffic in certain other stores.

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

We have historically experienced fluctuations in customer response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the sizing and timing of delivery of the catalogs. In addition, environmental organizations may attempt to create an unfavorable impression of our paper use in catalogs. The failure to effectively produce or distribute our catalogs could affect the timing of catalog delivery. The timing of catalog delivery could also be affected by postal service delays. For example, the recent natural disaster caused by Hurricane Katrina created domestic ground and rail transportation capacity constraints that have resulted in late catalog delivery. Any delays in the timing of catalog delivery could cause customers to forego or defer purchases.

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

Changes to existing accounting rules or regulations may impact our future results of operations. On December 16, 2004, the FASB adopted Statement 123R, “Share Based Payment,” which will require us, starting in the first quarter of 2006, to measure compensation costs for all stock-based compensation at fair value and record compensation expense equal to that value over the requisite service period. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations or the questioning of current accounting practices, may adversely affect our results of operations.

Changes to estimates related to our property and equipment, or results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

We make certain estimates and projections in connection with impairment analyses for certain of our store locations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review for impairment all stores for which current cash flows from operations are negative or the construction costs are significantly in excess of the amount originally expected. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the life of the lease. These calculations require us to make a number of estimates and projections of future results, often up to twenty years into the future. If these estimates or projections change or prove incorrect, we may be required to record impairment charges on certain of these store locations. If these impairment charges are significant, our results of operations would be adversely affected.

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

Interest Rate Risk

The interest payable on our credit facility, industrial development bond and the bond-related debt associated with our Memphis-based distribution facilities is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 40 basis points (an approximate 10% increase in the associated variable rates as of October 30, 2005), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 7% of our international purchase transactions are in currencies other than the U.S. dollar. As of October 30, 2005, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of October 30, 2005, we have 14 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. In prior years, we have utilized 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. These contracts are accounted for by adjusting the carrying amount of the contract to market and recognizing any gain or loss in selling, general and administrative expenses in each reporting period. We did not enter into any new foreign currency contracts during year-to-date 2005 and year-to-date 2004. Any gain or loss associated with these contracts in prior years was not material to us.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description

10.1	Amendment No. 1 dated September 9, 2005 to Reimbursement Agreement between Williams-Sonoma, Inc. and Bank of America, N.A. dated July 1, 2005
10.2	Amendment No. 1 dated September 9, 2005 to Reimbursement Agreement between Williams-Sonoma, Inc. and The Bank of New York dated July 1, 2005
10.3	Amendment No. 1 dated September 9, 2005 to Reimbursement Agreement between Williams-Sonoma, Inc. and Wells Fargo Bank, N.A. dated July 1, 2005
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam Executive Vice President, Chief Financial Officer

Date: December 6, 2005