Form 10-K
period 2006-01-29
WILLIAMS SONOMA INC
filed 2006-04-07
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended January 29, 2006.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

As of July 31, 2005, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $4,245,813,000. It is assumed for purposes of this computation that an affiliate includes all persons as of July 31, 2005 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the registrant’s Williams-Sonoma, Inc. Stock Fund.

As of March 26, 2006, 114,893,520 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, on or about April 7, 2006, have been incorporated in Part III hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the letter to shareholders contained in this annual report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, any projections of earnings, revenues or financial items, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance and growth potential of our brands, statements related to our plans to increase retail leased square footage, statements related to increasing and expanding catalog circulation and increasing catalog page counts, statements related to market acceptance of new products and brands, statements related to litigation matters, statements related to payment of dividends, statements related to introducing new core and seasonal merchandise assortments, statements related to enhancing product quality, statements related to reducing returns, replacements and damages, statements related to implementing new inventory management systems, extending store replenishment programs, new marketing initiatives and expanding electronic direct marketing initiatives, statements related to transportation costs in the furniture delivery network and backroom and offsite storage management in our retail stores, statements related to in-sourcing the management of our east coast furniture hub, statements related to making investments in our emerging brands or transitioning the merchandising strategies of our emerging brands into our other existing brands, statements related to our plans to open new retail stores, statements related to launching new websites and implementing new e-commerce functionality, statements related to future comparable store sales, statements related to our fiscal 2006 income tax provision and effective tax rate, statements related to the use of our available cash, statements related to our projected capital expenditures, statements related to our stock repurchase program, statements related to the impact of new accounting pronouncements, statements related to indemnifications under our agreements, statements related to legal proceedings and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

WILLIAMS-SONOMA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 29, 2006

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our six retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything, West Elm and Williams-Sonoma Home). The direct-to-customer segment of our business sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and holdeverything.com). The catalogs reach customers throughout the U.S., while the six retail concepts currently operate 570 stores in 43 states, Washington, D.C. and Canada. Based on net revenues in fiscal 2005, retail net revenues accounted for 57.4% of our business and direct-to-customer net revenues accounted for 42.6% of our business. Based on their contribution to our net revenues in fiscal 2005, the core brands in both retail and direct-to-customer are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cookware essentials; and Pottery Barn Kids, which sells stylish children’s furnishings.

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

In 1986, we acquired Pottery Barn, a retailer of casual home furnishings, and in 1987 launched the first Pottery Barn catalog. Pottery Barn features a large assortment of home furnishings and furniture that we design internally and source from around the world to create a dynamic look in the home.

In 1989, we developed Chambers, a mail order merchandiser of high quality linens, towels, robes, soaps and accessories for the bed and bath.

In 1999, we launched both our Williams-Sonoma e-commerce website and our Williams-Sonoma bridal and gift registry. In addition, we launched the Pottery Barn Kids catalog.

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

In 2002, we launched our West Elm catalog. The brand targets design conscious consumers looking for a modern aesthetic to furnish and accessorize their living spaces with quality products at accessible price points. West Elm offers a broad range of home furnishing categories including furniture, textiles, decorative accessories, lighting and tabletop items.

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

In 2004, the Chambers brand was retired as a result of the launch of Williams-Sonoma Home, our newest brand. This new premium brand, offering classic home furnishings and decorative accessories, extends the Williams- Sonoma lifestyle beyond the kitchen into every room of the home. In addition, we launched our first Hold Everything e-commerce website and opened three new prototype stores.

In 2005, we opened our first Williams-Sonoma Home stores, including a flagship store in Los Angeles, California. In addition, in January 2006, after testing five new prototype stores and several merchandise assortment transitions throughout 2004 and 2005, we decided to transition the merchandising strategies of the Hold Everything brand into our other existing brands by the end of fiscal 2006.

RETAIL STORES

The retail segment has six merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything, West Elm, and Williams-Sonoma Home). As of January 29, 2006, we operated 570 retail stores, located in 43 states, Washington, D.C. and Canada. This represents 254 Williams-Sonoma, 188 Pottery Barn, 89 Pottery Barn Kids, 8 Hold Everything, 12 West Elm, 3 Williams-Sonoma Home, and 16 Outlet stores (our Outlet stores carry merchandise from all merchandising concepts).

In fiscal 2006, we expect to increase retail leased square footage by approximately 8%, including 28 new stores (10 in West Elm, 5 in Pottery Barn, 4 in Pottery Barn Kids, 4 in Williams-Sonoma Home, 3 in Pottery Barn Bed + Bath and 2 in Williams-Sonoma) and 22 remodeled or expanded stores (13 in Williams-Sonoma, 6 in Pottery Barn, 2 Outlet stores, and 1 in Pottery Barn Kids), offset by the permanent closure of 8 stores (associated with the closure of all of our remaining Hold Everything stores) and the temporary closure of 18 stores (12 in Williams-Sonoma, 4 in Pottery Barn, and 2 Outlet stores). Of the 22 remodeled or expanded stores, four stores (1 Williams-Sonoma, 2 Pottery Barn and 1 Pottery Barn Kids) are in the New Orleans area and are reopening after having been temporarily closed in August 2005 due to Hurricane Katrina. The average leased square footage for new and expanded stores in fiscal 2006 will be approximately 19,300 leased square feet for West Elm, 14,900 leased square feet for Williams-Sonoma Home, 13,000 leased square feet for Pottery Barn, 7,500 leased square feet for Pottery Barn Kids, 7,400 leased square feet for Pottery Barn Bed + Bath, and 6,800 leased square feet for Williams-Sonoma.

The retail business complements the direct-to-customer business by building brand awareness. Our retail stores serve as billboards for our brands, which we believe inspires confidence in our customers to shop via our direct-to-customer channels.

Detailed financial information about the retail segment is found in Note M to our Consolidated Financial Statements.

DIRECT-TO-CUSTOMER OPERATIONS

The direct-to-customer segment has seven merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and sells products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com, and holdeverything.com). Of these seven merchandising concepts, the Pottery Barn brand and its extensions have been the major source of revenue growth in the direct-to-customer segment for the last several years. We believe that the success of the Pottery Barn brand and its extensions reflect our continuing investment in product design, product quality and multi-channel marketing.

The direct-to-customer channel over the past several years has been strengthened by the continued success of the Pottery Barn Kids brand, the introduction of e-commerce websites in all of our core brands and the launching of our newest brands, West Elm, PBteen and Williams-Sonoma Home. Although the amount of e-commerce revenues that are incremental to our direct-to-customer channel cannot be identified precisely, we estimate that approximately 40% of our company-wide non-gift registry Internet revenues are incremental to the direct-to-customer channel and approximately 60% are driven by customers who recently received a catalog.

We send our catalogs to addresses from our proprietary customer list, as well as to names from lists from other mail order merchandisers, magazines and companies that we receive in exchange for either payment or new addresses, consistent with our published privacy policies. In accordance with prevailing industry practice, we primarily rent our list to select merchandisers. Our customer mailings are continually updated to include new prospects and to eliminate non-responders.

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

SUPPLIERS

We purchase our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which individually accounted for approximately 2.6% of purchases during fiscal 2005. Approximately 63% of our merchandise purchases in fiscal 2005 were foreign-sourced from manufacturers in 35 countries, primarily from Asia and Europe. Approximately 95% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

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

PATENTS, TRADEMARKS, COPYRIGHTS AND DOMAIN NAMES

We own and/or have applied to register over 100 trademarks and service marks. We own and/or have applied to register our marks in the U.S., Canada and in approximately 20 additional jurisdictions. Exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries under license. These marks include house marks for our subsidiaries and their signature publications and websites as well as brand names for products. The house marks in particular, including “Williams-Sonoma,” the Williams-Sonoma Grande Cuisine logo, “Pottery Barn,” “pottery barn kids,” “PBteen,” “west elm” and “Williams-Sonoma Home” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications and website designs, among other things, which are also used by our subsidiaries under license. We hold patents on certain product functions and product designs. Patents are generally valid for 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “wsweddings.com,” “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “pbteen.com,”

“westelm.com,” “holdeverything.com,” “williamssonomahome.com,” and “williams-sonomainc.com.” Collectively, the copyrights, trade dress rights, patents and domain names that we hold are of material importance to us.

EMPLOYEES

As of January 29, 2006, we had approximately 37,200 employees, approximately 7,700 of whom were full-time employees. During the fiscal 2005 peak season, we hired approximately 15,500 temporary employees in our stores and in our direct-to-customer processing and distribution centers.

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

ITEM 1A.  RISK FACTORS

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

Our success depends, in large part, upon our ability to anticipate and respond in a timely manner to changing merchandise trends and customer demands. Consumer preferences cannot be predicted with certainty and may change between selling seasons. Changes in customer preferences and buying trends may also affect our brands differently. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly, and we may be required to mark down certain products to sell the resulting excess inventory or to sell such inventory through our outlet stores or other liquidation channels at prices which are significantly lower than our retail prices, either of which would negatively impact our business and operating results.

In addition, we must manage our inventory effectively and commensurate with customer demand. Much of our inventory is sourced from vendors located outside the U.S. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, up to twelve months in advance of the applicable selling season and frequently before trends are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. Our vendors may also not have the capacity to handle our demands. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate, and our business and operating results may be negatively impacted.

Our business depends, in part, on factors affecting consumer spending that are out of our control.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, fuel prices, recession and fears of recession, war and fears of war, inclement weather, consumer debt, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, health epidemics and consumer perceptions of personal well-being and security. These factors may also affect our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our sales and harming our business and operating results. For example, the August 2005 natural disaster caused by Hurricane Katrina will likely continue to affect consumer spending in the vicinity of the disaster.

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

The competitive challenges facing us include:

•	anticipating and quickly responding to changing consumer demands better than our competitors;
•	maintaining favorable brand recognition and achieving customer perception of value;
•	effectively marketing and competitively pricing our products to consumers in several diverse market segments;
•	developing innovative, high-quality products in colors and styles that appeal to consumers of varying age groups and tastes, and in ways that favorably distinguish us from our competitors; and
•	effectively managing our supply chain and distribution strategies in order to provide our products to our consumers on a timely basis.

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

Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We have no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of our merchandise.

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

In fiscal 2005, we sourced our products from manufacturers in 35 countries outside of the United States. Approximately 63% of our merchandise purchases were foreign-sourced, primarily from Asia and Europe. Our dependence on foreign vendors means that we may be affected by declines in the relative value of the U.S. dollar to other foreign currencies. For example, any upward valuation in the Chinese Yuan against the U.S. Dollar may result in higher costs to us for those goods that we source from mainland China. Although approximately 95% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

We are also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, concerns over anti-dumping, work stoppages, economic uncertainties (including inflation), foreign government regulations, wars and fears of war, political unrest, health epidemics, natural disasters and other trade restrictions. We cannot predict whether any of the countries in which our products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions.

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

In each of the past three fiscal years, the majority of our net revenues have been generated by our retail stores. The growth of our sales and profits depends, in large part, on our ability to successfully open new stores. Our ability to open additional stores successfully will depend upon a number of factors, including:

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

We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales and timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from all of our stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to our customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, natural disasters, and possible acts of terrorism associated with such carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have increased substantially and airline companies struggle to operate profitably, which could lead to increased fulfillment expenses. The increased fulfillment costs could negatively affect our business and operating results by increasing our transportation costs and, therefore, decreasing the efficiency of our shipments.

Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business.

The operation of our direct-to-customer business depends on our ability to maintain the efficient and uninterrupted operation of our order-taking and fulfillment operations and our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, system issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, disruptions in our third party labor contracts, natural disasters or adverse weather conditions. These problems could result in a reduction in sales as well as increased selling, general and administrative expenses.

In addition, we face the risk that we cannot hire enough qualified employees, or that there will be a disruption in the labor we hire from our third party providers, especially during our peak season, to support our direct-to-customer operations, due to circumstances that reduce the relevant workforce. The need to operate with fewer employees could negatively impact our customer service levels and our operations.

Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters and other unexpected events, and any of these events could result in an interruption in our business.

Our retail stores, corporate offices, distribution centers, infrastructure projects and direct-to-customer operations, as well as the operations of vendors from which we receive goods and services, are vulnerable to damage from earthquakes, hurricanes, tornados, fires, floods, power losses, telecommunications failures, computer viruses, and similar events. If any of these events result in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

We experience fluctuations in our comparable store sales.

Our success depends, in part, upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the general retail sales environment, consumer preferences and buying trends, changes in sales mix between distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, increased catalog circulation, and continued strength in our Internet business. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided. For example, the August 2005 natural disaster caused by Hurricane Katrina resulted in five store closures, with four stores remaining closed at year-end, and will likely lead to reduced customer traffic in certain other stores.

Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable store sales will continue to fluctuate in the future. Our comparable store sales increases for fiscal years 2005, 2004 and 2003 were 4.9%, 3.5% and 4.0%, respectively. Past comparable store sales are no indication of future results, and comparable store sales may decrease in the future. Our ability to maintain and improve our comparable store sales results depends, in large part, on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base and using effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and security analysts in one or more future periods could significantly reduce the market price of our common stock.

Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.

Postal rate increases, paper costs, printing costs and other catalog distribution costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, which could be changed or discontinued at any time. Our cost of paper has fluctuated significantly during the past three fiscal years, and our paper costs are expected to increase in the future. Future increases in postal rates, paper or printing costs would have a negative impact on our operating results to the extent that we are unable to pass such increases on directly to customers or offset such increases by raising prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems.

We have historically experienced fluctuations in customer response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom they are mailed, changes in mailing strategies, and the sizing and timing of delivery of the catalogs. In addition, environmental organizations may attempt to create an unfavorable impression of our paper use in catalogs. The failure to effectively produce or distribute our catalogs could affect the timing of catalog delivery. The timing of catalog delivery has been and can be affected by postal service delays. For example, the August 2005 natural disaster caused by Hurricane Katrina created domestic ground and rail transportation capacity constraints that resulted in late catalog delivery. Any delays in the timing of catalog delivery could cause customers to forego or defer purchases.

We must successfully manage our Internet business.

The success of our Internet business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, computer viruses, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our Internet business, as well as damage our reputation and brands.

Our failure to successfully anticipate merchandise returns might have a negative impact on our business.

We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected by management, additional sales returns might be recorded in the future. Actual merchandise returns may exceed our reserves. In addition, to the extent that returned merchandise is damaged, we often do not receive full retail value from the resale or liquidation of the merchandise. Further, the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed merchandise return reserves. Any significant increase in merchandise returns that exceeds our reserves could harm our business and operating results.

We must successfully manage the complexities associated with a multi-channel and multi-brand business.

During the past few years, with the launch and expansion of our Internet business, new brands and brand extensions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our Internet business might cannibalize a significant portion of our retail and catalog businesses, and we face the risk of increased catalog circulation cannibalizing our retail sales. While we recognize that our Internet sales cannot be entirely incremental to sales through our retail and catalog channels, we seek to attract as many new customers as possible to our e-commerce websites. We continually analyze the business results of our three channels and the relationships among the channels, in an effort to find opportunities to build incremental sales. However, as our Internet business grows and as we add e-commerce websites for more of our concepts, these increased Internet sales may cannibalize a portion of our retail and catalog businesses.

We may not be able to introduce new brands and brand extensions, or to reposition existing brands, to improve our business.

We have recently introduced three new brands – West Elm, PBteen and Williams-Sonoma Home, and may introduce new brands and brand extensions, or reposition existing brands, in the future. All of these brands, however, may not be successful growth vehicles. For example, in January 2006, we announced our decision to transition the merchandising strategies of our Hold Everything brand into our other existing brands by the end of fiscal 2006. Further, if we devote time and resources to new brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands, brand extensions or to reposition brands in a manner that improves our overall business and operating results.

Our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures might have a negative impact on our business.

Insurance costs continue to be volatile, affected by natural catastrophes, fear of terrorism and financial irregularities and other fraud at publicly traded companies. We believe that commercial insurance coverage is prudent for risk management, and insurance costs may increase substantially in the future. In addition, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and attendant expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.

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

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially in peak sales seasons, and incur other expenses to support new brands and brand extensions, as well as the opening of new stores and direct-to-customer growth of our existing brands. From time to time we may also experience union organizing activity in currently non-union distribution facilities, stores and direct-to-customer operations. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits against retail companies, especially in California. We are currently a defendant in one such case and may be named in others in the future.

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

We provide extensive public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future, and is useful to our shareholders and potential shareholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our guidance may not always be accurate. If in the future our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could significantly decline.

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

We will require a significant amount of cash to pay quarterly dividends at intended levels and for our stock repurchase programs.

In March 2006, we declared a quarterly cash dividend of $0.10 per common share. In addition, our Board of Directors authorized the repurchase of up to 2,000,000 additional shares of our common stock. The dividend and the share repurchase program may require a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, new product development initiatives, unanticipated capital expenditures or to fund our operations. Our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited or terminated at any time. Our ability to pay dividends and repurchase shares will depend on our ability to generate cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and negatively impact our stock price. In addition, we may be subject to lawsuits regarding the use of our cash for dividends or share repurchases.

We are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We have evaluated and tested our internal controls in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have incurred, and expect to continue to incur, significant expenses and a diversion of management’s time to meet the requirements of Section 404. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we would be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. Any such action could negatively impact the perception of us in the financial market and our business. In addition, our internal controls may not prevent or detect all errors and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met.

Changes to accounting rules or regulations may adversely affect our results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations. For example, on December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share Based Payment,” which requires us, starting in the first quarter of fiscal 2006, to measure compensation costs for all stock-based compensation at fair value and record compensation expense equal to that value over the requisite service period. This accounting rule is estimated to have a negative impact of approximately 10% on our fiscal 2006 diluted earnings per share alone. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations or the questioning of current accounting practices, may adversely affect our results of operations.

Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

We make certain estimates and projections in connection with impairment analyses for certain of our store locations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review for impairment all stores for which current cash flows from operations are negative or the construction costs are significantly in excess of the amount originally expected. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the life of the lease. These calculations require us to make a number of estimates and projections of future results, often up to 20 years into the future. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain of these store locations. If these impairment charges are significant, our results of operations would be adversely affected.

We must properly account for our unredeemed gift certificates and merchandise credits.

We maintain a liability for unredeemed gift certificates and merchandise credits until the earlier of redemption, escheatment or seven years. After seven years, the remaining unredeemed gift certificate or merchandise credit liability is relieved and recorded within selling, general and administrative expenses. In the event that a state or states were to require that these unredeemed certificates and credits should be escheated to that state or states, then our business and operating results would be harmed.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to income taxes in many U.S. and Canadian jurisdictions. We record tax expense based on our estimates of future payments which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues.

As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our gross leased store space, as of January 29, 2006, totaled approximately 5,035,000 square feet for 570 stores compared to approximately 4,637,000 square feet for 552 stores, as of January 30, 2005. All of the existing stores are leased by us with original terms ranging generally from 5 to 22 years. Certain leases contain renewal options for periods of up to 20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord have not been met. See Notes A and E to our Consolidated Financial Statements for more information.

We lease distribution facility space in the following locations:

Location	Square Footage (Approximate)
Olive Branch, Mississippi	2,885,000 square feet
Memphis, Tennessee	1,523,000 square feet
Cranbury, New Jersey	781,000 square feet

During fiscal 2005, we exercised our rights under an option to lease an additional 390,000 square feet of distribution space in connection with one of our Olive Branch, Mississippi distribution center agreements. As of January 29, 2006, however, we had not occupied this space and have thus excluded it from the table above.

Two of our distribution facilities in Memphis, Tennessee are leased from two partnerships whose partners include a Director and a Director Emeritus, both of whom are significant shareholders. Both partnerships were consolidated by us as of February 1, 2004. See Note F to our Consolidated Financial Statements for more information.

Our Cranbury, New Jersey distribution center agreement requires us to lease an additional 219,000 square feet of the facility in the event the current tenant vacates the premises. As of January 29, 2006, the current tenant had not yet vacated the premises.

We contract with a third party who provides furniture delivery and storage facilities in a 662,000 square foot distribution facility in Ontario, California. This distribution square footage is not included in the table above.

In addition to the above long-term contracts, we enter into other agreements to meet our offsite storage needs both for our distribution centers and our retail store locations. As of January 29, 2006, we had approximately 731,000 square feet of leased space relating to these agreements. This square footage is not included in the table above.

We lease call center space in the following locations:

Location	Square Footage (Approximate)
Las Vegas, Nevada	36,000 square feet
Oklahoma City, Oklahoma	36,000 square feet
Camp Hill, Pennsylvania	38,000 square feet

Our corporate facilities are located in San Francisco, California. Our primary headquarters, consisting of 122,000 square feet, was purchased in 1993. In February 2000, we purchased a 204,000 square foot facility in San

Francisco, California for the purpose of consolidating certain headquarters staff and to provide for future growth. In addition, we own a 13,000 square foot data center located in Memphis, Tennessee.

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or to accommodate the expansion of our operations.

We also lease office, design studio, photo studio, warehouse and data center space in the following locations:

Location	Square Footage (Approximate)
Brisbane, California	194,000 square feet
San Francisco, California	139,000 square feet
New York City, New York	52,000 square feet
Rocklin, California	14,000 square feet

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The following table sets forth the high and low closing prices of our common stock on the NYSE for the periods indicated.

Fiscal 2005	High	Low
1st Quarter	$37.40	$33.49
2nd Quarter	$44.82	$34.08
3rd Quarter	$44.05	$36.46
4th Quarter	$45.09	$39.11
Fiscal 2004	High	Low
1st Quarter	$34.56	$30.68
2nd Quarter	$32.96	$28.79
3rd Quarter	$38.33	$29.46
4th Quarter	$41.21	$33.55

The closing price of our common stock on the NYSE on March 24, 2006 was $42.20. See Quarterly Financial Information on page 62 of this Annual Report on Form 10-K for the quarter-end closing price of our common stock for each quarter above.

SHAREHOLDERS

The number of shareholders of record of our common stock as of March 24, 2006 was 503. This number excludes shareholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

Prior to March 2006, we had never declared or paid a cash dividend on our common stock. In March 2006, our Board of Directors authorized the initiation of a quarterly cash dividend. The quarterly dividend will be initiated at $0.10 per common share, payable on May 24, 2006, to shareholders of record as of the close of business on April 26, 2006. The aggregate quarterly dividend is estimated at approximately $11,500,000 based on the current number of common shares outstanding. The indicated annual cash dividend, subject to capital availability, is $0.40 per common share, or approximately $46,000,000 in fiscal 2006 based on the current number of common shares outstanding.

Additional information required by Item 5 is contained in Notes H and I to the Consolidated Financial Statements in this Annual Report on Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

The information required by this Item regarding equity compensation plans is incorporated by reference herein to the information set forth under the heading “Equity Compensation Plan Information” in our Proxy Statement.

STOCK REPURCHASE PROGRAM

In May 2005, our Board of Directors authorized a stock repurchase program to acquire up to 2,000,000 additional shares of our outstanding common stock. During the fourth quarter of fiscal 2005, we repurchased and retired 780,800 shares at a weighted average cost of $41.70 per share and a total cost of approximately $32,556,000.

During fiscal 2005, we repurchased and retired a total of 2,422,300 shares at a weighted average cost of $38.77 per share and a total cost of approximately $93,921,000. As of fiscal year-end, the remaining authorized number of shares eligible for repurchase was 20,000. During the first quarter of fiscal 2006, we repurchased and retired these shares at a weighted average cost of $38.84 per share and a total cost of approximately $777,000, which completed all stock repurchase programs previously authorized by our Board of Directors.

In March 2006, our Board of Directors authorized a stock repurchase program to acquire up to an additional 2,000,000 shares of our outstanding common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
October 31, 2005 - November 27, 2005	—	—	—	—
November 28, 2005 - December 25, 2005	—	—	—	—
December 26, 2005 - January 29, 2006	780,800	$41.70	780,800	20,000
Total	780,800	$41.70	780,800	20,000

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

Dollars and amounts in thousands, except percentages, per share amounts and retail stores data	Jan. 29, 2006	Jan. 30, 2005	Feb. 1, 2004	Feb. 2, 2003	Feb. 3, 2002[1]
Results of Operations
Net revenues	$3,538,947	$3,136,931	$2,754,368	$2,360,830	$2,086,662
Net revenue growth	12.8%	13.9%	16.7%	13.1%	14.1%
Gross margin	$1,435,482	$1,271,145	$1,110,577	$951,601	$793,989
Earnings before income taxes	$348,798	$310,205	$255,638	$202,282	$122,106
Net earnings	$214,866	$191,234	$157,211	$124,403	$75,096
Basic net earnings per share	$1.86	$1.65	$1.36	$1.08	$0.67
Diluted net earnings per share	$1.81	$1.60	$1.32	$1.04	$0.65
Gross margin as a percent of net revenues	40.6%	40.5%	40.3%	40.3%	38.1%
Pre-tax operating margin as a percent of net revenues[2]	9.9%	9.9%	9.3%	8.6%	5.9%
Financial Position
Working capital	$492,772	$351,608	$245,005	$200,556	$120,060
Total assets	$1,981,620	$1,745,545	$1,470,735	$1,264,455	$994,903
Return on assets	11.4%	11.9%	11.5%	11.0%	8.3%
Long-term debt and other long-term obligations	$29,201	$32,476	$38,358	$23,217	$29,307
Shareholders’ equity	$1,125,318	$957,662	$804,591	$643,978	$532,531
Shareholders’ equity per share (book value)	$9.80	$8.30	$6.95	$5.63	$4.65
Return on equity	20.6%	21.7%	21.7%	21.1%	15.6%
Debt-to-equity ratio	3.0%	4.4%	4.6%	4.0%	6.0%
Retail Revenues
Retail revenue growth	12.3%	11.6%	13.9%	15.1%	18.3%
Retail revenues as a percent of net revenues	57.4%	57.7%	58.9%	60.3%	59.3%
Comparable store sales growth	4.9%	3.5%	4.0%	2.7%	1.7%
Store count
Williams-Sonoma:	254	254	237	236	214
Grande Cuisine	243	238	215	204	176
Classic	11	16	22	32	38
Pottery Barn:	188	183	174	159	145
Design Studio	188	181	168	153	137
Classic	—	2	6	6	8
Pottery Barn Kids	89	87	78	56	27
Hold Everything	8	9	8	13	15
West Elm	12	4	1	—	—
Williams-Sonoma Home	3	—	—	—	—
Outlets	16	15	14	14	14
Number of stores at year-end	570	552	512	478	415
Store selling area at fiscal year-end (sq. ft.)	3,140,000	2,911,000	2,624,000	2,356,000	2,012,000
Store leased area at fiscal year-end (sq. ft.)	5,035,000	4,637,000	4,163,000	3,725,000	3,179,000
Direct-to-Customer Revenues
Direct-to-customer revenue growth	13.6%	17.1%	20.8%	10.2%	8.4%
Direct-to-customer revenues as a percent of net revenues	42.6%	42.3%	41.1%	39.7%	40.7%
Catalogs circulated during the year	385,158	368,210	328,355	279,724	245,224
Percent growth in number of catalogs circulated	4.6%	12.1%	17.4%	14.1%	5.2%
Percent growth in number of pages circulated	9.7%	19.5%	16.8%	16.1%	1.4%

1The fiscal year ended February 3, 2002 included 53 weeks.

2Pre-tax operating margin is defined as earnings before income taxes.

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

OVERVIEW

Fiscal 2005 Financial Results

In fiscal 2005, our net revenues increased 12.8% to $3,538,947,000 from $3,136,931,000 in fiscal 2004, primarily driven by increases in the Pottery Barn, Pottery Barn Kids, Williams-Sonoma, and West Elm concepts. In fiscal 2005, our diluted earnings per share increased by 13.1% to $1.81 from $1.60 in fiscal 2004, including a $13,500,000 (pre-tax), or $0.07 per diluted share, Hold Everything charge discussed below.

In our retail channel, net revenues increased 12.3% during fiscal 2005 versus fiscal 2004. This increase was primarily driven by a year-over-year increase in retail leased square footage of 8.6%, including 18 net new stores, and a comparable store sales increase of 4.9%. Net revenues generated in the Pottery Barn, Williams-Sonoma, West Elm and Pottery Barn Kids brands were the primary contributors to this year-over-year net revenues increase.

In our direct-to-customer channel, net revenues increased 13.6% during fiscal 2005 versus fiscal 2004. This year-over-year increase was primarily driven by net revenues generated in the Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma brands due to increased catalog and page circulation and continued strength in our Internet business. Internet revenues increased 36.5% during fiscal 2005 versus fiscal 2004, primarily resulting from our expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships, and the incremental net revenues generated by the late 2004 launch of our Hold Everything e-commerce website. All of our brands in the direct-to-customer channel delivered positive growth during the fiscal year with the exception of the Hold Everything brand.

In our core brands, net revenues increased 10.9% in fiscal 2005, primarily driven by low double-digit and low-teen net revenue increases in the Pottery Barn and Pottery Barn Kids brands, respectively, and a high single-digit net revenue increase in the Williams-Sonoma brand.

In our emerging brands, including Hold Everything, PBteen, West Elm and Williams-Sonoma Home, net revenues increased 35.6%, primarily driven by the strong performance of the West Elm and Williams-Sonoma Home brands. In West Elm, the strong growth in e-commerce from the re-launch of the brand’s website to enhance the customer’s on-line experience and the opening of eight new stores across the country (at an average size of 17,000 square feet) drove these results. In addition, we continued to broaden the brand’s appeal by expanding its product assortment, softening the color palate, and presenting the merchandise in a lifestyle setting in all three channels. In Williams-Sonoma Home, the increased catalog circulation and the opening of three new prototype stores in September and October (including an 18,000 square foot flagship store in Los Angeles) drove these results. In addition, throughout the year, we saw a positive consumer response to our expanded merchandise assortment, with particular strength in furniture and bedding.

In January 2006, we decided to transition the merchandising strategies of our Hold Everything brand into our other existing brands by the end of fiscal 2006. In connection with this transition, we incurred a pre-tax charge of approximately $13,500,000, or $0.07 per diluted share, in the fourth quarter of fiscal 2005. These costs primarily included the initial asset impairment and lease termination costs associated with the shutdown of the Hold Everything retail stores, the asset impairment of the e-commerce website, and the write-down of impaired merchandise inventories. Of this pre-tax charge, approximately $4,500,000 is included in cost of goods sold and approximately $9,000,000 is included in selling, general, and administrative expenses. We expect to incur an additional after-tax charge of $0.03 per diluted share in the first half of fiscal 2006.

Fiscal 2005 Operational Results

Operationally, in fiscal 2005, we continued to reduce customer shipping costs, driven by the ongoing refining of our furniture delivery network; we continued to reduce employee benefit costs as a percentage of net revenues, driven by cost containment strategies in fringe benefits and proactive workers’ compensation initiatives; and we continued to reduce corporate overhead expenses as a percentage of net revenues, due to strong expense management initiatives.

During fiscal 2005, we also made significant progress in building our infrastructure to support the growth of our core and emerging brands. In the information technology area, we continued to make important progress on our 5-year strategic plan. We transitioned the majority of our data center operations to IBM while continuing to evaluate the long-term strategy for our e-commerce websites. We also continued to invest in our direct-to-customer order management and inventory management systems, which are currently in beta testing. In fiscal 2006, we will begin implementing a new retail inventory management system. These multi-phase, multi-year technology initiatives are at the heart of our long-term efforts to drive increased sales and reduce costs through increased productivity and operational efficiency.

In the area of supply chain operations, we successfully implemented “Daily Store Replenishment” in the retail channel and began testing an in-sourcing strategy for our furniture hub operations on the east coast. We also added to our distribution network by increasing distribution leased square footage by approximately 10%.

On our “Weeks of Supply” inventory management initiative, we made gradual progress throughout the year in optimizing the flow of our merchandise through the supply chain. We improved our order fulfillment rates and reduced customer back-orders. The full benefit of this initiative, however, will not be realized until we have fully implemented our new inventory management system.

Fiscal 2006

In fiscal 2006, in an effort to enhance shareholder value, we will continue to focus on our long-term strategic initiatives of driving profitable top-line sales growth and increasing our pre-tax operating margin.

To drive profitable top-line sales growth, we expect to increase retail leased square footage, increase comparable store sales, and increase catalog and page circulation.

In our core brands, we expect to add 11 new retail stores, reopen four stores associated with Hurricane Katrina, open three new Pottery Barn Bed + Bath test stores and remodel or expand 18 existing stores. In the direct-to-customer channel, we expect to increase catalog circulation and electronic direct marketing across all brands and intensify the marketing support behind our e-commerce channel.

In our emerging brands (PBteen, West Elm and Williams-Sonoma Home), we expect to add 14 new retail stores and plan to continue to focus on building brand awareness and enhancing customer access to the brands. In PBteen, we will continue to expand our core merchandising categories, increase catalog circulation and expand our on-line marketing initiatives. We will also be investing in a number of marketing programs to continue to grow our teen affinity database. In West Elm, we will continue to broaden the appeal of the brand by expanding the merchandise assortment, including new classifications previously offered in Hold Everything, and further softening the fabric and finishing choices. We also plan to increase catalog and page circulation, expand our on-line marketing initiatives, open ten new retail stores, ranging from 15,000 to 25,000 square feet, and continue to expand our retail-only assortment to support the increased square footage. In Williams-Sonoma Home, in addition to increasing both catalog and page circulation, we are planning to launch a Williams-Sonoma Home e-commerce website in the third quarter of fiscal 2006. We also plan to expand both our retail and direct-to-customer assortments in addition to opening four new retail stores, ranging from 13,000 to 16,000 square feet. Operationally, in this brand, our focus will be on product development, sourcing, and supply chain customization, in response to the operational challenges we experienced in our distribution network that resulted in higher than expected returns, replacements, and damages in fiscal 2005.

To increase our pre-tax operating margin, we plan to improve the supply chain cost structure in the areas of customer returns, replacements, and damages, transportation costs in the furniture delivery network, and backroom and offsite storage management in our retail stores. We also plan to leverage our general overhead expenses as we continue our efforts to reduce our fixed and variable cost structure.

Operationally, our key initiatives for fiscal 2006 include: implementing operational disciplines throughout the supply chain to reduce returns, replacements and damages; testing an extension to our daily store replenishment program in high-density urban locations whereby both customer delivery and store replenishment operations can be efficiently combined; improving our furniture sourcing and inventory management disciplines; and

in-sourcing the management of our east coast furniture hub to further develop a “gold standard” in customer service and improve the overall operational efficiency of the furniture supply chain process.

In addition, in fiscal 2006, we will issue our first ever quarterly cash dividend. The quarterly dividend will be initiated at $0.10 per common share, payable on May 24, 2006, to shareholders of record as of the close of business on April 26, 2006. The aggregate quarterly dividend is estimated at approximately $11,500,000 based on the current number of common shares outstanding. The indicated annual cash dividend, subject to capital availability, is $0.40 per common share, or approximately $46,000,000 in fiscal 2006 based on the current number of common shares outstanding.

Further, in March 2006, our Board of Directors authorized a stock repurchase program to acquire up to an additional 2,000,000 shares of our outstanding common stock.

Results of Operations

NET REVENUES

Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Retail sales include sales of merchandise to customers at our retail stores. Direct-to-customer sales include sales of merchandise to customers through our catalogs and the Internet. Shipping fees consist of revenue received from customers for delivery of merchandise.

The following table summarizes our net revenues for the 52 weeks ended January 29, 2006 (“fiscal 2005”), January 30, 2005 (“fiscal 2004”) and February 1, 2004 (“fiscal 2003”).

Dollars in thousands	Fiscal 2005	% Total	Fiscal 2004	% Total	Fiscal 2003	% Total
Retail revenues	$2,032,907	57.4%	$1,810,979	57.7%	$1,622,383	58.9%
Direct-to-customer revenues	1,506,040	42.6%	1,325,952	42.3%	1,131,985	41.1%
Net revenues	$3,538,947	100.0%	$3,136,931	100.0%	$2,754,368	100.0%

Net revenues for fiscal 2005 increased by $402,016,000, or 12.8%, over fiscal 2004. The increase was primarily due to an increase in store leased square footage of 8.6% (including 30 new store openings and the remodeling or expansion of an additional 8 stores) and comparable stores sales growth of 4.9% in fiscal 2005. The increase was further driven by increased catalog and page circulation (4.6% and 9.7%, respectively) and continued strength in our Internet business, primarily due to our expanded efforts associated with electronic direct marketing initiatives and strategic e-commerce partnerships, and the incremental net revenues generated by the late 2004 launch of our Hold Everything e-commerce website. These increases were partially offset by the temporary closure of 12 stores and the permanent closure of 8 stores in fiscal 2005.

Net revenues for fiscal 2004 increased by $382,563,000, or 13.9%, over fiscal 2003. The increase was primarily due to an increase in store leased square footage of 11.4% (including 43 new store openings and the remodeling or expansion of an additional 17 stores) and comparable stores sales growth of 3.5% in fiscal 2004. The increase was further driven by increased catalog and page circulation (12.1% and 19.5%, respectively) and continued strength in our Internet business, primarily due to our expanded efforts associated with electronic direct marketing initiatives and the incremental net revenues generated by the late 2003 and 2004 launches of our PBteen, West Elm, and Hold Everything e-commerce websites. These increases were partially offset by the temporary closure of 15 stores and the permanent closure of 5 stores in fiscal 2004.

RETAIL REVENUES AND OTHER DATA

Dollars in thousands	Fiscal 2005	Fiscal 2004	Fiscal 2003
Retail revenues	$2,032,907	$1,810,979	$1,622,383
Percent growth in retail revenues	12.3%	11.6%	13.9%
Percent growth in comparable store sales	4.9%	3.5%	4.0%
Number of stores – beginning of year	552	512	478
Number of new stores	30	43	46
Number of new stores due to remodeling[1]	8	17	19
Number of closed stores due to remodeling[1,2]	(12)	(15)	(21)
Number of permanently closed stores	(8)	(5)	(10)
Number of stores – end of year	570	552	512
Store selling square footage at year-end	3,140,000	2,911,000	2,624,000
Store leased square footage (“LSF”) at year-end	5,035,000	4,637,000	4,163,000
[1]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.
[2]	Fiscal 2005 store closing numbers include 2 Williams-Sonoma, 2 Pottery Barn and 1 Pottery Barn Kids temporary store closures in the New Orleans area due to Hurricane Katrina. One Williams-Sonoma store subsequently reopened before fiscal year-end and one Williams-Sonoma, one Pottery Barn, and one Pottery Barn Kids store reopened subsequent to fiscal year-end; the remaining Pottery Barn store is scheduled to reopen in fiscal 2006.

	Fiscal 2005		Fiscal 2004		Fiscal 2003
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams-Sonoma	254	5,700	254	5,700	237	5,400
Pottery Barn	188	12,100	183	11,900	174	11,700
Pottery Barn Kids	89	7,800	87	7,800	78	7,700
Hold Everything[1]	8	7,600	9	6,100	8	4,300
West Elm	12	16,100	4	14,500	1	9,500
Williams-Sonoma Home	3	13,900	—	—	—	—
Outlets	16	20,200	15	15,500	14	14,200
Total	570	8,800	552	8,400	512	8,100
[1]	Subsequent to fiscal 2005 year-end, the Company closed all 8 of its Hold Everything stores.

Retail revenues in fiscal 2005 increased by $221,928,000, or 12.3%, over fiscal 2004 primarily due to an increase in store leased square footage of 8.6% (including 30 new store openings and the remodeling or expansion of an additional 8 stores) and a comparable store sales increase of 4.9%. These increases were partially offset by the temporary closure of 12 stores and the permanent closure of 8 stores during fiscal 2005. Net revenues generated in the Pottery Barn, Williams-Sonoma, West Elm and Pottery Barn Kids brands were the primary contributors to the year-over-year revenue increase. Pottery Barn and Pottery Barn Kids accounted for 50.0% of the growth in retail revenues from fiscal 2004 to fiscal 2005.

Retail revenues in fiscal 2004 increased by $188,596,000, or 11.6%, over fiscal 2003 primarily due to an increase in store leased square footage of 11.4% (including 43 new store openings and the remodeling or expansion of an additional 17 stores) and a comparable store sales increase of 3.5%. These increases were partially offset by the temporary closure of 15 stores and the permanent closure of 5 stores during fiscal 2004. Net revenues generated in the Pottery Barn, Williams-Sonoma and Pottery Barn Kids brands were the primary contributors to the year-over-year revenue increase, partially offset by the transitional impact of our Hold Everything brand realignment strategy. Pottery Barn and Pottery Barn Kids accounted for 65.8% of the growth in retail revenues from fiscal 2003 to fiscal 2004.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are meaningful to evaluating the performance of the retail strategy. For fiscal 2005, our total comparable store sales exclude the West Elm concept, which, at year-end, had only four stores operating for more than one year. One West Elm store was excluded in fiscal 2004. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes store remodelings, expansions and closings.

Percentages represent changes in comparable store sales versus the same period in the prior year.

Percent increase (decrease) in comparable store sales	Fiscal 2005		Fiscal 2004	Fiscal 2003
Williams-Sonoma	2.8%		0.5%	6.7%
Pottery Barn	5.7%		4.6%	2.3%
Pottery Barn Kids	5.2%		4.1%	0.4%
Hold Everything	(10.7%	)	2.1%	(5.2%	)
Outlets	14.7%		18.1%	6.7%
Total	4.9%		3.5%	4.0%

Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the general retail sales environment, consumer preferences and buying trends, changes in sales mix between distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, increased catalog circulation, and continued strength in our Internet business. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

DIRECT-TO-CUSTOMER REVENUES

Dollars in thousands	Fiscal 2005	Fiscal 2004	Fiscal 2003
Catalog revenues[1]	$739,734	$764,703	$742,018
Internet revenues[1]	766,306	561,249	389,967
Total direct-to-customer revenues[1]	$1,506,040	$1,325,952	$1,131,985
Percent growth in direct-to-customer revenues	13.6%	17.1%	20.8%
Percent growth in number of catalogs circulated	4.6%	12.1%	17.4%
Percent growth in number of pages circulated	9.7%	19.5%	16.8%
[1]	Approximately 60% of our company-wide non-gift registry Internet revenues are driven by customers who recently received a catalog and approximately 40% are incremental to the direct-to-customer channel.

Direct-to-customer revenues in fiscal 2005 increased by $180,088,000, or 13.6%, over fiscal 2004. This increase was primarily driven by revenues generated in the Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma brands due to increased catalog and page circulation (4.6% and 9.7%, respectively) and continued strength in our Internet business, primarily resulting from our expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships, and the incremental net revenues generated by the late 2004 launch of our Hold Everything e-commerce website. All of our brands in the direct-to-customer channel delivered positive growth during the fiscal year with the exception of the Hold Everything brand.

Direct-to-customer revenues in fiscal 2004 increased by $193,967,000, or 17.1%, over fiscal 2003. This increase was primarily driven by revenues generated in the Pottery Barn, PBteen, Pottery Barn Kids and West Elm brands. All of our brands in the direct-to-customer channel delivered positive growth during the fiscal year with the exception of the Chambers brand, which was retired in the second quarter of 2004 in anticipation of the launch of the Williams-Sonoma Home brand in the third quarter of 2004.

COST OF GOODS SOLD

Dollars in thousands	Fiscal 2005	% Net Revenues	Fiscal 2004	% Net Revenues	Fiscal 2003	% Net Revenues
Total cost of goods sold	$2,103,465	59.4%	$1,865,786	59.5%	$1,643,791	59.7%

Cost of goods sold includes cost of goods, occupancy expenses and shipping costs. Cost of goods consists of cost of merchandise, inbound freight expenses, freight-to-store expenses and other inventory related costs such as shrinkage, damages and replacements. Occupancy expenses consist of rent, depreciation and other occupancy costs, including common area maintenance and utilities. Shipping costs consist of third-party delivery services and shipping materials.

Our classification of expenses in cost of goods sold may not be comparable to other public companies, as we do not include non-occupancy related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third-party warehouse management, and other distribution-related administrative expenses, are recorded in selling, general and administrative expenses.

Within our reportable segments, the direct-to-customer channel does not incur freight-to-store or store occupancy expenses, and typically operates with lower markdowns and inventory shrinkage than the retail channel. However, the direct-to-customer channel incurs higher shipping, damage and replacement costs than the retail channel.

Fiscal 2005 vs. Fiscal 2004

Cost of goods sold increased by $237,679,000, or 12.7%, in fiscal 2005 over fiscal 2004. Including an approximate $4,500,000 charge associated with transitioning the merchandising strategies of our Hold Everything brand into our other existing brands, cost of goods sold as a percentage of net revenues decreased 10 basis points in fiscal 2005 from fiscal 2004, primarily driven by rate reductions in shipping and occupancy costs, partially offset by a rate increase in cost of goods. The rate reduction in shipping costs was primarily due to the successful refining of our furniture delivery network, including the late 2004 in-sourcing of our line-haul management and cost efficiencies gained from our east coast distribution center, partially offset by a year-over-year increase in fuel surcharges. The rate reduction in occupancy expenses was primarily due to sales leverage in the retail channel, partially offset by increased distribution leased square footage in the direct-to-customer channel and lease termination costs associated with transitioning the merchandising strategies of our Hold Everything brand into our other existing brands. The rate increase in cost of goods was primarily due to the costs associated with the implementation of the daily store replenishment program in April and May of 2005 and a higher percentage of total company net revenues being driven by furniture, which generates a lower than average gross margin rate, as well as the write-down of impaired merchandise inventories associated with transitioning the merchandising strategies of our Hold Everything brand into our other existing brands.

In the retail channel, cost of goods sold as a percentage of retail net revenues decreased 20 basis points during fiscal 2005 compared to fiscal 2004. This was primarily due to sales leverage in fixed occupancy expenses, despite the lease termination costs associated with the merchandising transition in the Hold Everything brand into our other existing brands. Although cost of goods as a percentage of retail net revenues remained relatively flat compared to fiscal 2004, we saw a rate decrease in cost of merchandise driven by increased full-price selling in the Pottery Barn and Williams-Sonoma brands, partially offset by the write-down of impaired merchandise inventories associated with transitioning the merchandising strategies of our Hold Everything brand into our other existing brands and increased costs associated with the 2005 daily store replenishment program.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues remained relatively flat in fiscal 2005 compared to fiscal 2004. This was primarily due to rate increases in cost of goods and occupancy expenses, offset by a rate reduction in shipping costs. The rate increase in cost of goods was primarily due to a furniture-driven rate increase, as well as the write-down of impaired merchandise inventories associated with transitioning the merchandising strategies of our Hold Everything brand into our other existing brands. The rate increase in occupancy expenses was primarily a function of higher distribution occupancy expenses resulting from increased distribution leased square footage versus fiscal 2004. The rate reduction in shipping costs was primarily due to the successful refining of our furniture delivery network, including the late 2004 in-sourcing of our line-haul management and cost efficiencies gained from our east coast distribution center, partially offset by a year-over-year increase in fuel surcharges.

Fiscal 2004 vs. Fiscal 2003

Cost of goods sold increased by $221,995,000, or 13.5%, in fiscal 2004 over fiscal 2003. As a percentage of net revenues, cost of goods sold decreased 20 basis points in fiscal 2004 from fiscal 2003, primarily driven by a rate reduction in occupancy expenses and shipping costs, partially offset by an increase in cost of goods. The rate reduction in occupancy expenses was primarily due to a greater percentage of total company net revenues being generated in the direct-to-customer channel, which does not incur store occupancy expenses. The rate improvement in shipping costs was primarily due to a full-year benefit of expense reductions in 2004 associated with the mid-2003 consolidation of freight providers, the in-sourcing of our line-haul management in the furniture delivery network, and reductions in furniture delivery costs driven by efficiencies gained from the new east coast distribution center. This rate improvement was partially offset by additional cost earlier in the year as we overcame initial challenges of balancing inventory allocations between the coastal distribution centers and a need to ship merchandise out of market to our customers in order to fill backorders. The rate increase in cost of goods was primarily due to a higher percentage of total company net revenues being driven by furniture, which generates a lower than average gross margin rate, in addition to higher returns, replacements and damages.

In the retail channel, cost of goods sold as a percentage of retail net revenues remained relatively flat in fiscal 2004 compared to fiscal 2003. This was primarily driven by a year-over-year rate decrease in merchandise cost of goods, offset by an increase in our store occupancy expense rate.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues increased 10 basis points during fiscal 2004 compared to fiscal 2003. This rate increase was primarily the result of a higher cost of merchandise due to a higher percentage of net revenues being driven by furniture, which generates a lower than average gross margin, in addition to higher replacements and damages. This was partially offset by an improvement in shipping costs in fiscal 2004 and a rate reduction in occupancy expenses. The improvement in shipping costs was due to the full-year benefit of expense reductions in 2004 associated with the mid-2003 consolidation of freight providers, the in-sourcing of our line-haul management in the furniture delivery network, and reductions in furniture delivery costs driven by efficiencies gained from the new east coast distribution center. The rate reduction in occupancy expenses was primarily due to the continued leveraging of sales.

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

Fiscal 2005 vs. Fiscal 2004

Selling, general and administrative expenses increased by $129,216,000, or 13.4%, to $1,090,392,000 in fiscal 2005 from $961,176,000 in fiscal 2004. Including an approximate $9,000,000 charge associated with transitioning the merchandising strategies of our Hold Everything brand into our other existing brands, selling, general and administrative expenses expressed as a percentage of net revenues increased to 30.8% in fiscal 2005 from 30.6% in fiscal 2004. This 20 basis point increase as a percentage of net revenues was primarily due to higher catalog advertising expenses and other general expenses, partially offset by rate reductions in employee benefit costs. Increased paper costs across all brands drove the majority of the catalog advertising expense increase. The increase in other general expenses was primarily due to asset impairment costs associated with the early shutdown of our Hold Everything stores as a result of transitioning the merchandising strategies of our Hold Everything brand into our other existing brands.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues increased approximately 50 basis points in fiscal 2005 versus fiscal 2004, primarily driven by an increase in other general expenses due to asset impairment costs associated with the early shutdown of our Hold Everything stores as a result of transitioning the merchandising strategies of our Hold Everything brand into our other existing brands, in addition to higher catalog advertising expenses. Increased paper costs drove the majority of the catalog advertising expense increase. This rate increase was partially offset by rate reductions in employee benefit costs.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues increased by approximately 40 basis points in fiscal 2005 compared to fiscal 2004. This rate increase was primarily driven by higher catalog advertising expenses resulting from increased paper costs across all brands, and an increase in other general expenses, including asset impairment costs as a result of transitioning the merchandising strategies of our Hold Everything brand into our other existing brands.

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

INTEREST INCOME AND EXPENSE

Interest income was $5,683,000 in fiscal 2005, $1,939,000 in fiscal 2004, and $873,000 in fiscal 2003, comprised primarily of income from short-term investments classified as cash and cash equivalents. The increase in interest income during fiscal 2005 resulted from an increase in the interest rates associated with these short-term investments as well as higher cash balances during fiscal 2005 compared to fiscal 2004.

Interest expense was $1,975,000 (net of capitalized interest of $1,200,000), $1,703,000 (net of capitalized interest of $1,689,000), and $22,000 (net of capitalized interest of $2,142,000 ) for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Interest expense increased by $272,000 to $1,975,000 in fiscal 2005, primarily due to interest expense associated with our Mississippi industrial development bonds issued in June 2004, partially offset by lower interest expense incurred on our senior notes as a result of the repayment of our outstanding balance in August 2005.

Interest expense increased by $1,681,000 to $1,703,000 in fiscal 2004, primarily due to additional interest expense of $1,525,000 associated with the consolidation of our Memphis-based distribution facilities. Prior to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities” in fiscal 2004, this expense would have been classified as occupancy expense.

INCOME TAXES

Our effective tax rate was 38.4% for fiscal 2005 and fiscal 2004, and 38.5% for fiscal 2003. We currently expect our fiscal 2006 effective tax rate to be in the range of 38.6% to 38.8%.

LIQUIDITY AND CAPITAL RESOURCES

As of January 29, 2006, we held $360,982,000 in cash and cash equivalent funds. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than other periods. Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2006, we plan to utilize our cash resources to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, current store development and infrastructure strategies, share repurchases and issuance of dividends. In addition to the current cash balances on-hand, we have a $300,000,000 credit facility available as of January 29, 2006 that may be used for loans or letters of credit. No amounts were borrowed by us under the credit facility in either fiscal 2005 or fiscal 2004. However, as of January 29, 2006, $36,073,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities over the following twelve-month period.

In fiscal 2005, net cash provided by operating activities was $348,373,000 as compared to net cash provided by operating activities of $304,437,000 in fiscal 2004. Cash provided by operating activities in fiscal 2005 was primarily attributable to net earnings, an increase in deferred rent and lease incentives due to new store openings, and an increase in customer deposits due to growth in unredeemed gift certificates. This was partially offset by an increase in merchandise inventories in order to support the increase in sales in our core and emerging brands and an increase in our leased and selling square footage of 8.6% and 7.9%, respectively.

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

Net cash used in investing activities was $151,788,000 for fiscal 2005 as compared to $181,453,000 in fiscal 2004. Fiscal 2005 purchases of property and equipment were $151,788,000, comprised of $90,602,000 for 30 new and 8 remodeled stores, $39,602,000 for systems development projects (including e-commerce websites) and $21,584,000 for distribution, facility infrastructure and other projects.

In fiscal 2006, we anticipate investing $170,000,000 to $190,000,000 in the purchase of property and equipment, primarily for the construction of 28 new stores and 22 remodeled or expanded stores, systems development projects (including e-commerce websites), and distribution, facility infrastructure and other projects.

Net cash used in investing activities was $181,453,000 for fiscal 2004 as compared to $211,979,000 in fiscal 2003. Fiscal 2004 purchases of property and equipment were $181,453,000, comprised of $83,272,000 for 43 new and 17 remodeled or expanded stores, $53,830,000 for systems development projects (including e-commerce websites) and $44,351,000 for distribution, facility infrastructure and other projects (including the purchase of a corporate aircraft for approximately $11,500,000, previously leased under an operating lease).

For fiscal 2005, cash used in financing activities was $75,808,000, comprised primarily of $93,921,000 for the repurchase of common stock and $9,235,000 for the repayment of long-term obligations, including capital leases and long-term debt, partially offset by $28,002,000 in proceeds from the exercise of stock options.

For fiscal 2004, cash used in financing activities was $48,207,000, comprised primarily of $79,320,000 for the repurchase of common stock and $9,789,000 for the repayment of long-term obligations, including capital leases and long-term debt, partially offset by $26,190,000 in proceeds from the exercise of stock options and $15,000,000 in proceeds from the issuance of our Mississippi industrial development bonds associated with the Mississippi Debt Transaction. See Note C to our Consolidated Financial Statements.

Stock Repurchase Program

In May 2005, our Board of Directors authorized a stock repurchase program to acquire up to 2,000,000 additional shares of our outstanding common stock. During the fourth quarter of fiscal 2005, we repurchased and retired 780,800 shares at a weighted average cost of $41.70 per share and a total cost of approximately $32,556,000. During fiscal 2005, we repurchased and retired a total of 2,422,300 shares at a weighted average cost of $38.77 per share and a total cost of approximately $93,921,000. As of fiscal year-end, the remaining authorized number of shares eligible for repurchase was 20,000. During the first quarter of fiscal 2006, we repurchased and retired these shares at a weighted average cost of $38.84 per share and a total cost of approximately $777,000, which completed all stock repurchase programs previously authorized by our Board of Directors.

In March 2006, our Board of Directors authorized a stock repurchase program to acquire up to an additional 2,000,000 shares of our outstanding common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of January 29, 2006.

	Payments Due by Period
Dollars in thousands	Fiscal 2006	Fiscal 2007 to Fiscal 2009	Fiscal 2010 to Fiscal 2011	Thereafter	Total
Memphis-based distribution facilities obligation	$1,369	$4,527	$2,875	$6,925	$15,696
Industrial development bonds	14,200	—	—	—	14,200
Capital leases	3,295	163	—	—	3,458
Interest[1]	2,156	5,130	2,255	1,549	11,090
Operating leases[2,3]	178,846	507,500	281,918	539,533	1,507,797
Purchase obligations[4]	588,051	8,248	—	—	596,299
Total	$787,917	$525,568	$287,048	$548,007	$2,148,540
[1]	Represents interest expected to be paid on our long-term debt, industrial development bonds and capital leases.
[2]	See discussion on operating leases in the “Off Balance Sheet Arrangements” section and Note E to our Consolidated Financial Statements.
[3]	Projected payments include only those amounts that are fixed and determinable as of the reporting date.
[4]	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements.

Memphis-Based Distribution Facilities Obligation

At January 29, 2006, long-term debt of $15,696,000 consisted of bond-related debt pertaining to the consolidation of our Memphis-based distribution facilities in accordance with FIN 46R. See discussion of the consolidation of our Memphis-based distribution facilities at Note F to our Consolidated Financial Statements.

Industrial Development Bonds

In June 2004, in an effort to utilize tax incentives offered to us by the state of Mississippi, we entered into an agreement whereby the Mississippi Business Finance Corporation issued $15,000,000 in long-term variable rate industrial development bonds, the proceeds, net of debt issuance costs, of which were loaned to us to finance the acquisition and installation of leasehold improvements and equipment located in our newly leased Olive Branch distribution center (the “Mississippi Debt Transaction”). The bonds are marketed through a remarketing agent and are secured by a letter of credit issued under our $300,000,000 line of credit facility. The bonds mature on June 1, 2024. The bond rate resets each week based upon current market rates. The rate in effect at January 29, 2006 was 4.5%.

The bond agreement allows for each bondholder to tender their bonds to the trustee for repurchase, on demand, with seven days advance notice. In the event the remarketing agent fails to remarket the bonds, the trustee will draw upon the letter of credit to fund the purchase of the bonds. As of January 29, 2006, $14,200,000 remained outstanding on these bonds and was classified as current debt. The bond proceeds are restricted for use in the acquisition and installation of leasehold improvements and equipment located in our Olive Branch distribution center. As of January 29, 2006, we had acquired and installed approximately $14,700,000 of leasehold improvements and equipment associated with the facility.

Capital Leases

Our $3,458,000 of capital lease obligations consist primarily of in-store computer equipment leases with a term of 60 months. The in-store computer equipment leases include an early purchase option at 54 months for $2,496,000, which is approximately 25% of the acquisition cost. We have an end of lease purchase option to acquire the equipment at the greater of fair market value or 15% of the acquisition cost.

Subsequent to year-end, we exercised the early purchase option on three of these leases and expect to exercise this option on the remaining computer equipment leases during fiscal 2006.

Other Contractual Obligations

We have other long-term liabilities reflected in our consolidated balance sheets, including deferred income taxes and insurance accruals. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2006 which are included in our current liabilities as of January 29, 2006.

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of January 29, 2006.

	Amount of Outstanding Commitment Expiration By Period
Dollars in thousands	Fiscal 2006	Fiscal 2007 to Fiscal 2009	Fiscal 2010 to Fiscal 2011	Thereafter	Total
Credit facility	—	—	—	—	—
Letter of credit facilities	$105,260	—	—	—	$105,260
Standby letters of credit	36,073	—	—	—	36,073
Total	$141,333	—	—	—	$141,333

Credit Facility

As of January 29, 2006, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit and contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), and a minimum fixed charge coverage ratio. Prior to August 22, 2009, we may, upon notice to the lenders, request an increase in the credit facility of up to $100,000,000, to provide for a total of $400,000,000 of unsecured revolving credit. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility, and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the credit facility. The credit facility matures on February 22, 2010, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. No amounts were borrowed under the credit facility during fiscal 2005 or fiscal 2004. However, as of January 29, 2006, $36,073,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of January 29, 2006, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

We have three unsecured commercial letter of credit reimbursement facilities for an aggregate of $145,000,000, each of which expires on September 9, 2006. As of January 29, 2006, an aggregate of $105,260,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we have not taken legal title as of January 29, 2006. The latest expiration possible for any future letters of credit issued under the agreements is February 6, 2007.

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

We have an operating lease for a 1,002,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2022, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company. The construction and expansion of the distribution facility was financed by the original lessor through the sale of $39,200,000 Taxable Industrial Development Revenue Bonds, Series 1998 and 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of January 29, 2006, approximately $31,249,000 was outstanding on the bonds. During fiscal 2005, we made annual rental payments of approximately $3,753,000, plus applicable taxes, insurance and maintenance expenses.

We have an operating lease for an additional 1,103,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2023, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company. The construction of the distribution facility was financed by the original lessor through the sale of $42,500,000 Taxable Industrial Development Revenue Bonds, Series 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of January 29, 2006, approximately $34,396,000 was outstanding on the bonds. During fiscal 2005, we made annual rental payments of approximately $4,181,000, plus applicable taxes, insurance and maintenance expenses.

In December 2003, we entered into an agreement to lease 780,000 square feet of a distribution facility located in Olive Branch, Mississippi. The lease has an initial term of six years, with two optional two-year renewals. The agreement includes an option to lease an additional 390,000 square feet of the same distribution center. We exercised this option during fiscal 2005, however, as of January 29, 2006, we had not occupied this space. During fiscal 2005, we made annual rental payments of approximately $1,927,000, plus applicable taxes, insurance and maintenance expenses.

On February 2, 2004, we entered into an agreement to lease 781,000 square feet of a distribution center located in Cranbury, New Jersey. The lease has an initial term of seven years, with three optional five-year renewals. The agreement requires us to lease an additional 219,000 square feet of the facility in the event the current tenant vacates the premises. As of January 29, 2006, the current tenant had not yet vacated the premises. During fiscal 2005, we made annual rental payments of approximately $3,339,000, plus applicable taxes, insurance and maintenance expenses.

On August 18, 2004, we entered into an agreement to lease a 500,000 square foot distribution facility located in Memphis, Tennessee. The lease has an initial term of four years, with one optional three-year and nine-month renewal. During fiscal 2005, we made annual rental payments of approximately $913,000, plus applicable taxes, insurance and maintenance expenses.

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

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of industrial development bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 industrial development bonds are collateralized by the distribution facility and the individual partners guarantee the bond repayments. As of January 29, 2006, $1,887,000 was outstanding under the Partnership 1 industrial development bonds.

During fiscal 2005, we made annual rental payments of approximately $618,000 plus interest on the bonds calculated at a variable rate determined monthly (3.5% in January 2006), applicable taxes, insurance and maintenance expenses. Although the current term of the lease expires in August 2006, we are obligated to renew the operating lease on an annual basis until these bonds are fully repaid.

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

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of industrial development bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 industrial development bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of January 29, 2006, $13,809,000 was outstanding under the Partnership 2 industrial development bonds.

During fiscal 2005, we made annual rental payments of approximately $2,600,000, plus applicable taxes, insurance and maintenance expenses. This operating lease has an original term of 15 years expiring in August 2006, with three optional five-year renewal periods. We are, however, obligated to renew the operating lease on an annual basis until these bonds are fully repaid.

As of February 1, 2004, the Company adopted FIN 46R, which requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The two partnerships described above qualify as variable interest entities under FIN 46R due to their related party relationship and our obligation to renew the leases until the bonds are fully repaid. Accordingly, the two related party variable interest entity partnerships from which we lease our Memphis-based distribution facilities were consolidated by us as of February 1, 2004. As of January 29, 2006, the consolidation resulted in increases to our consolidated balance sheet of $18,250,000 in assets (primarily buildings), $15,696,000 in debt, and $2,554,000 in other long-term liabilities. Consolidation of these partnerships did not have an impact on our net income. However, the interest expense associated with the partnerships’ debt, shown as occupancy expense in fiscal 2003, is now recorded as interest expense. In fiscal 2005 and fiscal 2004, this interest expense approximated $1,462,000 and $1,525,000, respectively.

IMPACT OF INFLATION

The impact of inflation on our results of operations for the past three fiscal years has not been significant.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an on-going basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

We believe the following critical accounting policies affect the significant estimates and assumptions used in the preparation of our consolidated financial statements.

Merchandise Inventories

Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted average method) or market. We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. We generally reserve, based on inventory aging reports, for 50% of the cost of all inventory between one and two years old and 100% of the cost of all inventory over two years old. If actual obsolescence is different from our estimate, we will adjust our provision accordingly. Specific reserves are also recorded in the event the cost of the inventory exceeds the fair market value. In addition, on a monthly basis, we estimate a reserve for expected shrinkage at the concept and channel level based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count and can vary from our estimates due to such factors as changes in operations within our distribution centers, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, off-site storage locations, and our third party transportation providers.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The decision to close, relocate, remodel or expand a store prior to the end of its lease term can result in accelerated depreciation over the revised useful life of the long-lived assets. For any store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” However, most store closures occur upon the lease expiration.

We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores for which current cash flows from operations are negative, or the construction costs are significantly in excess of the amount originally expected. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term (typically 5 to 22 years) is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, employment rates, lease escalations, inflation on operating expenses and the overall economics of the retail industry for up to 20 years in the future, and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based upon future cash flows (discounted at a rate that approximates our weighted average cost of capital) or other reasonable estimates of fair market value. See Note A to the Consolidated Financial Statements for additional information regarding Property and Equipment.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and general liability claims reserves based on an actuarial analysis. Reserves for self-insurance liabilities are recorded within accrued salaries, benefits and other on our consolidated balance sheet.

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

Stock-Based Compensation

We account for stock options and awards granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No

compensation expense has been recognized in the consolidated financial statements for stock options, as we grant all stock options with an exercise price equal to the market price of our common stock at the date of grant, however, stock compensation expense is recognized in the consolidated financial statements for restricted stock unit awards. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” however, requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach, and forfeitures are recognized as they occur.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R will require us to measure and record compensation expense in our consolidated financial statements for all employee share-based compensation awards using a fair value method. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. We expect to adopt this Statement using the modified prospective application transition method beginning in the first quarter of fiscal 2006. We anticipate the adoption of this Statement to result in a reduction to our diluted earnings per share of approximately $0.19 for fiscal 2006.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We adopted the provisions of FIN 47 as of January 29, 2006. The adoption of this Interpretation did not have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires us, beginning on January 30, 2006, to expense all rental costs associated with our operating leases that are incurred during a construction period. Prior to this date, rental costs incurred during the construction period were capitalized until the store opening date. We anticipate the adoption of this Staff Position to result in a reduction to our diluted earnings per share of approximately $0.03 for fiscal 2006.

In September 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” which requires us to amortize leasehold improvements that are placed in service significantly after the beginning of a lease term over the shorter of the useful life of the assets, or a term that includes required lease periods and renewals that are deemed to be reasonably assumed at the date the leasehold improvement is purchased. This EITF did not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on our credit facility, industrial development bond and the bond-related debt associated with our Memphis-based distribution facilities is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 44 basis points (an approximate 10% increase in the associated variable rates as of January 29, 2006), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 5% of our international purchase transactions are in currencies other than the U.S. dollar. As of January 29, 2006, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of January 29, 2006, we have 14 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. As necessary, we have utilized 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. These contracts are accounted for by adjusting the carrying amount of the contract to market and recognizing any gain or loss in selling, general and administrative expenses in each reporting period. We did not enter into any new foreign currency contracts during fiscal 2005 or fiscal 2004. Any gain or loss associated with these types of contracts in prior years was not material to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

	Fiscal Year Ended
Dollars and shares in thousands, except per share amounts	Jan. 29, 2006	Jan. 30, 2005	Feb. 1, 2004
Net revenues	$3,538,947	$3,136,931	$2,754,368
Cost of goods sold	2,103,465	1,865,786	1,643,791
Gross margin	1,435,482	1,271,145	1,110,577
Selling, general and administrative expenses	1,090,392	961,176	855,790
Interest income	(5,683)	(1,939)	(873)
Interest expense	1,975	1,703	22
Earnings before income taxes	348,798	310,205	255,638
Income taxes	133,932	118,971	98,427
Net earnings	$214,866	$191,234	$157,211
Basic earnings per share	$1.86	$1.65	$1.36
Diluted earnings per share	$1.81	$1.60	$1.32
Shares used in calculation of earnings per share:
Basic	115,616	116,159	115,583
Diluted	118,427	119,347	119,016

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Balance Sheets

Dollars and shares in thousands, except per share amounts	Jan. 29, 2006	Jan. 30, 2005
ASSETS
Current assets
Cash and cash equivalents	$360,982	$239,210
Accounts receivable (less allowance for doubtful accounts of $168 and $217)	51,020	42,520
Merchandise inventories – net	520,292	452,421
Prepaid catalog expenses	53,925	53,520
Prepaid expenses	31,847	38,018
Deferred income taxes	57,267	39,015
Other assets	7,831	9,061
Total current assets	1,083,164	873,765
Property and equipment – net	880,305	852,412
Other assets (less accumulated amortization of $679 and $2,066)	18,151	19,368
Total assets	$1,981,620	$1,745,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$196,074	$173,781
Accrued salaries, benefits and other	93,434	86,767
Customer deposits	172,775	148,535
Income taxes payable	83,589	72,052
Current portion of long-term debt	18,864	23,435
Other liabilities	25,656	17,587
Total current liabilities	590,392	522,157
Deferred rent and lease incentives	218,254	212,193
Long-term debt	14,490	19,154
Deferred income tax liabilities	18,455	21,057
Other long-term obligations	14,711	13,322
Total liabilities	856,302	787,883
Commitments and contingencies – See Note L
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	—	—
Common stock, $.01 par value, 253,125 shares authorized, 114,779 shares issued and outstanding at January 29, 2006; 115,372 shares issued and outstanding at January 30, 2005	1,148	1,154
Additional paid-in capital	325,146	286,720
Retained earnings	791,329	664,619
Accumulated other comprehensive income	7,695	5,169
Total shareholders’ equity	1,125,318	957,662
Total liabilities and shareholders’ equity	$1,981,620	$1,745,545

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Total Shareholders’ Equity	Comprehensive Income
Dollars and shares in thousands	Shares	Amount

Balance at February 2, 2003	114,317	$1,143	$196,259	$446,837	$(11)	$(250)	$643,978

Net earnings	—	—	—	157,211	—	—	157,211	$157,211
Foreign currency translation adjustment and related tax effect	—	—	—	—	3,298	—	3,298	3,298
Exercise of stock options and related tax effect	3,295	33	59,516	—	—	—	59,549
Repurchase and retirement of common stock	(1,785)	(18)	(3,450)	(56,227)	—	—	(59,695)
Amortization of deferred stock-based compensation	—	—	—	—	—	250	250

Comprehensive income								$160,509

Balance at February 1, 2004	115,827	1,158	252,325	547,821	3,287	—	804,591
Net earnings	—	—	—	191,234	—	—	191,234	$191,234
Foreign currency translation adjustment	—	—	—	—	1,882	—	1,882	1,882
Exercise of stock options and related tax effect	1,818	18	39,257	—	—	—	39,275
Repurchase and retirement of common stock	(2,273)	(22)	(4,862)	(74,436)	—	—	(79,320)

Comprehensive income								$193,116

Balance at January 30, 2005	115,372	1,154	286,720	664,619	5,169	—	957,662
Net earnings	—	—	—	214,866	—	—	214,866	$214,866
Foreign currency translation adjustment	—	—	—	—	2,526	—	2,526	2,526
Exercise of stock options and related tax effect	1,829	18	43,727	—	—	—	43,745
Repurchase and retirement of common stock	(2,422)	(24)	(5,741)	(88,156)	—	—	(93,921)
Stock-based compensation expense	—	—	440	—	—	—	440

Comprehensive income								$217,392

Balance at January 29, 2006	114,779	$1,148	$325,146	$791,329	$7,695	$—	$1,125,318

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
Dollars in thousands	Jan. 29, 2006	Jan. 30, 2005	Feb. 1, 2004
Cash flows from operating activities:
Net earnings	$214,866	$191,234	$157,211
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	123,199	111,624	99,534
Loss on disposal/impairment of assets	12,050	1,080	2,353
Amortization of deferred lease incentives	(24,909)	(22,530)	(19,513)
Deferred income taxes	(20,791)	(6,254)	(6,472)
Tax benefit from exercise of stock options	15,743	13,085	20,429
Stock-based compensation expense	440	—	250
Other	—	335	—
Changes in:
Accounts receivable	(6,829)	(10,900)	2,796
Merchandise inventories	(67,474)	(48,017)	(82,196)
Prepaid catalog expenses	(405)	(15,056)	(3,302)
Prepaid expenses and other assets	9,032	(19,702)	(15,161)
Accounts payable	14,365	17,773	(11,358)
Accrued salaries, benefits and other	15,950	9,955	(1,020)
Customer deposits	24,066	32,273	23,014
Deferred rent and lease incentives	27,661	42,080	34,800
Income taxes payable	11,409	7,457	7,986
Net cash provided by operating activities	348,373	304,437	209,351
Cash flows from investing activities:
Purchases of property and equipment	(151,788)	(181,453)	(211,979)
Net cash used in investing activities	(151,788)	(181,453)	(211,979)
Cash flows from financing activities:
Proceeds from bond issuance	—	15,000	—
Repayments of long-term obligations	(9,235)	(9,789)	(7,610)
Proceeds from exercise of stock options	28,002	26,190	39,120
Repurchase of common stock	(93,921)	(79,320)	(59,695)
Credit facility costs	(654)	(288)	(41)
Net cash used in financing activities	(75,808)	(48,207)	(28,226)
Effect of exchange rates on cash and cash equivalents	995	523	1,269
Net increase (decrease) in cash and cash equivalents	121,772	75,300	(29,585)
Cash and cash equivalents at beginning of year	239,210	163,910	193,495
Cash and cash equivalents at end of year	$360,982	$239,210	$163,910
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest[1]	$3,352	$3,585	$2,367
Income taxes	130,766	105,910	79,184
Non-cash investing and financing activities:
Assets acquired under capital lease obligations	—	—	1,275
Consolidation of Memphis-based distribution facilities:
Fixed assets assumed Long-term debt assumed Other long-term liabilities assumed	— — —	— — —	19,512 18,223 1,289

1 Interest paid, net of capitalized interest, was $2.2 million, $1.9 million and $0.2 million in fiscal 2005, 2004 and 2003, respectively.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our six retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything, West Elm and Williams-Sonoma Home). The direct-to-customer segment of our business sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and holdeverything.com). The catalogs reach customers throughout the U.S., while the six retail concepts currently operate 570 stores in 43 states, Washington, D.C. and Canada.

In January 2006, we decided to transition the merchandising strategies of our Hold Everything brand into our other existing brands by the end of fiscal 2006. In connection with this transition, we incurred a pre-tax charge of approximately $13,500,000, or $0.07 per diluted share, in the fourth quarter of fiscal 2005. These costs primarily included the initial asset impairment and lease termination costs associated with the shutdown of the Hold Everything retail stores, the asset impairment of the e-commerce website, and the write-down of impaired merchandise inventories. Of this pre-tax charge, approximately $4,500,000 is included in cost of goods sold and approximately $9,000,000 is included in selling, general, and administrative expenses. We expect to incur an additional after-tax charge of $0.03 per diluted share in the first half of fiscal 2006.

Significant intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Sunday closest to January 31, based on a 52/53-week year. Fiscal years 2005, 2004 and 2003 ended on January 29, 2006 (52 weeks), January 30, 2005 (52 weeks) and February 1, 2004 (52 weeks), respectively. The Company’s next 53-week fiscal year will be fiscal 2007, ending on February 3, 2008.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an on-going basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less. Our policy is to invest in high-quality, short-term instruments to achieve maximum yield while maintaining a level of liquidity consistent with our needs. Book cash overdrafts issued but not yet presented to the bank for payment are reclassified to accounts payable.

Allowance for Doubtful Accounts

A summary of activity in the allowance for doubtful accounts is as follows:

Dollars in thousands	Fiscal 2005	Fiscal 2004	Fiscal 2003
Balance at beginning of year	$217	$207	$64
Provision for loss on accounts receivable	(49)	10	143
Accounts written off	—	—	—
Balance at end of year	$168	$217	$207

Merchandise Inventories

Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted average method) or market. We estimate a provision for damaged, obsolete, excess and slow- moving inventory based on inventory aging reports and specific identification. We generally reserve, based on inventory aging reports, for 50% of the cost of all inventory between one and two years old and 100% of the cost of all inventory over two years old. If actual obsolescence is different from our estimate, we will adjust our provision accordingly. Specific reserves are also recorded in the event the cost of the inventory exceeds the fair market value. In addition, on a monthly basis, we estimate a reserve for expected shrinkage at the concept and channel level based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count and can vary from our estimates due to such factors as changes in operations within our distribution centers, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, off-site storage locations, and our third party transportation providers.

Approximately 63%, 62% and 61% of our merchandise purchases in fiscal 2005, fiscal 2004 and fiscal 2003, respectively, were foreign-sourced, primarily from Asia and Europe.

Prepaid Catalog Expenses

Prepaid catalog expenses consist of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Estimated future revenues are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable remaining future profitability (remaining net revenues less merchandise cost of goods sold, selling expenses and catalog related-costs) associated with that catalog. If the catalog is not expected to be profitable, the carrying amount of the catalog is impaired accordingly. Catalog advertising expenses were $321,610,000, $278,169,000 and $250,337,000 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets below. Any reduction in the estimated lives would result in higher depreciation expense in a given period for the related assets.

Leasehold improvements	Shorter of estimated useful life or lease term (generally 3 – 22 years)
Fixtures and equipment	2 – 20 years
Buildings and building improvements	12 – 40 years
Capitalized software	2 – 10 years
Corporate aircraft	20 years (20% salvage value)
Capital leases	Shorter of estimated useful life or lease term (generally 4 – 5 years)

Internally developed software costs are capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Interest costs related to assets under construction, including software projects, are capitalized during the construction or development period. We capitalized interest costs of $1,200,000, $1,689,000 and $2,142,000 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

For any store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” However, most store closures occur upon the lease expiration.

We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores for which current cash flows from operations are negative, or the construction costs are significantly in excess of the amount originally expected. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term (typically 5 to 22 years) is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, employment rates, lease escalations, inflation on operating expenses and the overall economics of the retail industry for up to 20 years in the future, and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based upon future cash flows (discounted at a rate that approximates our weighted average cost of capital) or other reasonable estimates of fair market value.

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

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and general liability claims reserves based on an actuarial analysis. Reserves for self-insurance liabilities are recorded within accrued salaries, benefits and other on our consolidated balance sheet.

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

Deferred Rent and Lease Incentives

For leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease, we recognize rental expense on a straight-line basis over the lease term, including the construction period, and record the difference between rent expense and the amount currently payable as deferred rent. Any rental expense incurred during the construction period is capitalized as a leasehold improvement within property and equipment and depreciated over the lease term. Deferred lease incentives include construction allowances received from landlords, which are amortized on a straight-line basis over the lease term, including the construction period. Beginning in fiscal 2006, in accordance with Financial Accounting Standards Board

(“FASB”) Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” we will expense any rental costs incurred during the construction period.

Contingent Liabilities

Contingent liabilities are recorded when it is determined that the outcome of an event is expected to result in a loss that is considered probable and reasonably estimable.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, investments, accounts payable and debt approximate their estimated fair values.

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

Dollars in thousands	Fiscal 2005[1]	Fiscal 2004[1]	Fiscal 2003[1]
Balance at beginning of year	$13,506	$12,281	$10,292
Provision for sales returns	243,807	215,715	182,829
Actual sales returns	(243,631)	(214,490)	(180,840)
Balance at end of year	$13,682	$13,506	$12,281
[1]	Amounts are shown net of cost of goods sold.

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

Financial Instruments

As of January 29, 2006, we have 14 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. As necessary, we have utilized 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. These contracts are accounted for by adjusting the carrying amount of the contract to market and recognizing any gain or loss in selling, general and administrative expenses in each reporting period. We did not enter into any new foreign currency contracts during fiscal 2005 or fiscal 2004. Any gain or loss associated with these types of contracts in prior years was not material to us.

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

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period plus common stock equivalents, consisting of shares subject to stock options and other stock compensation awards.

Stock-Based Compensation

We account for stock options and awards granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense has been recognized in the consolidated financial statements for stock options, as we grant all stock options with an exercise price equal to the market price of our common stock at the date of grant, however, stock compensation expense is recognized in the consolidated financial statements for restricted stock unit awards. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” however, requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach, and forfeitures are recognized as they occur.

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to all of our stock-based compensation arrangements.

	Fiscal Year Ended
Dollars in thousands, except per share amounts	Jan. 29, 2006	Jan. 30, 2005	Feb. 1, 2004
Net earnings, as reported	$214,866	$191,234	$157,211
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effect	273	—	154
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(16,788)	(17,059)	(16,780)
Pro forma net earnings	$198,351	$174,175	$140,585
Basic earnings per share
As reported	$1.86	$1.65	$1.36
Pro forma	1.72	1.50	1.22
Diluted earnings per share
As reported	$1.81	$1.60	$1.32
Pro forma	1.69	1.47	1.16

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	Jan. 29, 2006	Jan. 30, 2005	Feb. 1, 2004
Dividend yield	—	—	—
Volatility	59.2%	60.1%	63.9%
Risk-free interest rate	4.3%	3.9%	3.4%
Expected term (years)	6.5	6.8	6.7

In January 2006, we issued 840,000 restricted stock units of our common stock to certain employees. Fifty percent of the restricted stock units will vest on January 31, 2010, and the remaining fifty percent will vest on January 31, 2011 based upon the employees’ continued employment throughout the vesting period. Accordingly, total compensation expense (based upon the fair market value of $42.18 on the issue date) of $35,431,000 will be recognized on a straight-line basis over the vesting period. In fiscal 2005, we recognized approximately $440,000 of compensation expense related to these restricted stock units.

During fiscal 2001, we entered into employment agreements with certain executive officers. All stock-based compensation expense related to these agreements was fully recognized as of our first quarter ended May 4, 2003. We recognized approximately zero, zero and $250,000 of stock-based compensation expense related to these employment agreements in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R will require us to measure and record compensation expense in our consolidated financial statements for all employee share-based compensation awards using a fair value method. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. We expect to adopt this Statement using the modified prospective application transition method beginning in the first quarter of fiscal 2006. We anticipate the adoption of this Statement to result in a reduction to our diluted earnings per share of approximately $0.19 for fiscal 2006.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We adopted the provisions of FIN 47 as of January 29, 2006. The adoption of this Interpretation did not have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires us, beginning on January 30, 2006, to expense all rental costs associated with our operating leases that are incurred during a construction period. Prior to this date, rental costs incurred during the construction period were capitalized until the store opening date. We anticipate the adoption of this Staff Position to result in a reduction to our diluted earnings per share of approximately $0.03 for fiscal 2006.

In September 2005, the EITF issued EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” which requires us to amortize leasehold improvements that are placed in service significantly after the beginning of a lease term over the shorter of the useful life of the assets, or a term that includes required lease periods and renewals that are deemed to be reasonably assumed at the date the leasehold improvement is purchased. This EITF did not have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

Certain items in the fiscal 2004 and fiscal 2003 consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.

Note B: Property and Equipment

Property and equipment consists of the following:

Dollars in thousands	Jan. 29, 2006	Jan. 30, 2005
Leasehold improvements	$651,498	$600,249
Fixtures and equipment	437,243	398,826
Land and buildings	131,484	131,471
Capitalized software	145,407	132,614
Corporate systems projects in progress[1]	98,398	77,077
Corporate aircraft	48,677	48,618
Construction in progress[2]	31,501	8,063
Capital leases	11,920	11,920
Total	1,556,128	1,408,838
Accumulated depreciation and amortization	(675,823)	(556,426)
Property and equipment – net	$880,305	$852,412

1Corporate systems projects in progress is primarily comprised of a new merchandising, inventory management and order management system currently under development.

2Construction in progress is primarily comprised of leasehold improvements and furniture and fixtures related to new, unopened retail stores.

Note C: Borrowing Arrangements

Long-term debt consists of the following:

Dollars in thousands	Jan. 29, 2006	Jan. 30, 2005
Senior notes	—	$5,716
Obligations under capital leases	$3,458	5,673
Memphis-based distribution facilities obligation	15,696	17,000
Industrial development bonds	14,200	14,200
Total debt	33,354	42,589
Less current maturities	18,864	23,435
Total long-term debt	$14,490	$19,154

Senior Notes

In August, 2005, we repaid the remaining outstanding balance of $5,716,000 on our unsecured senior notes, with interest payable semi-annually at 7.2% per annum.

Capital Leases

Our $3,458,000 of capital lease obligations consist primarily of in-store computer equipment leases with a term of 60 months. The in-store computer equipment leases include an early purchase option at 54 months for $2,496,000, which is approximately 25% of the acquisition cost. We have an end of lease purchase option to acquire the equipment at the greater of fair market value or 15% of the acquisition cost.

Subsequent to year-end, we exercised the early purchase option on three of these leases and expect to exercise this option on the remaining computer equipment leases during fiscal 2006.

See Note F for a discussion on our bond-related debt pertaining to our Memphis-based distribution facilities.

Industrial Development Bonds

In June 2004, in an effort to utilize tax incentives offered to us by the state of Mississippi, we entered into an agreement whereby the Mississippi Business Finance Corporation issued $15,000,000 in long-term variable rate industrial development bonds, the proceeds, net of debt issuance costs, of which were loaned to us to finance the acquisition and installation of leasehold improvements and equipment located in our newly leased Olive Branch distribution center (the “Mississippi Debt Transaction”). The bonds are marketed through a remarketing agent and are secured by a letter of credit issued under our $300,000,000 line of credit facility. The bonds mature on June 1, 2024. The bond rate resets each week based upon current market rates. The rate in effect at January 29, 2006 was 4.5%.

The bond agreement allows for each bondholder to tender their bonds to the trustee for repurchase, on demand, with seven days advance notice. In the event the remarketing agent fails to remarket the bonds, the trustee will draw upon the letter of credit to fund the purchase of the bonds. As of January 29, 2006, $14,200,000 remained outstanding on these bonds and was classified as current debt. The bond proceeds are restricted for use in the acquisition and installation of leasehold improvements and equipment located in our Olive Branch, Mississippi facility. As of January 29, 2006, we had acquired and installed $14,700,000 of leasehold improvements and equipment associated with the facility.

The aggregate maturities of long-term debt at January 29, 2006 were as follows:

Dollars in thousands
Fiscal 2006[1]	$18,864
Fiscal 2007	1,668
Fiscal 2008	1,584
Fiscal 2009	1,438
Fiscal 2010 Thereafter	1,462 8,338
Total	$33,354
[1]	Includes $14.2 million related to the Mississippi Debt Transaction classified as current debt.

Credit Facility

As of January 29, 2006, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit and contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), and a minimum fixed charge coverage ratio. Prior to August 22, 2009, we may, upon notice to the lenders, request an increase in the credit facility of up to $100,000,000, to provide for a total of $400,000,000 of unsecured revolving credit. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility, and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the credit facility. The credit facility matures on February 22, 2010, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. No amounts were borrowed under the credit facility during fiscal 2005 or fiscal 2004. However, as of January 29, 2006, $36,073,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of January 29, 2006, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

We have three unsecured commercial letter of credit reimbursement facilities for an aggregate of $145,000,000, each of which expires on September 9, 2006. As of January 29, 2006, an aggregate of $105,260,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of January 29, 2006. The latest expiration possible for any future letters of credit issued under the agreements is February 6, 2007.

Interest Expense

Interest expense was $1,975,000 (net of capitalized interest of $1,200,000), $1,703,000 (net of capitalized interest of $1,689,000), and $22,000 (net of capitalized interest of $2,142,000) for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Note D: Income Taxes

The components of earnings before income taxes, by tax jurisdiction, are as follows:

	Fiscal Year Ended
Dollars in thousands	Jan. 29, 2006	Jan. 30, 2005	Feb. 1, 2004
United States	$337,468	$303,986	$252,119
Foreign	11,330	6,219	3,519
Total earnings before income taxes	$348,798	$310,205	$255,638
The provision for income taxes consists of the following:
	Fiscal Year Ended
Dollars in thousands	Jan. 29, 2006	Jan. 30, 2005	Feb. 1, 2004
Current payable
Federal	$131,242	$105,096	$87,194
State	19,002	17,642	15,640
Foreign	4,479	2,487	2,065
Total current	154,723	125,225	104,899
Deferred
Federal	(18,912)	(6,168)	(3,587)
State	(1,538)	(70)	(2,015)
Foreign	(341)	(16)	(870)
Total deferred	(20,791)	(6,254)	(6,472)
Total provision	$133,932	$118,971	$98,427

Except where required by U.S. tax law, no provision was made for U.S. income taxes on the cumulative undistributed earnings of our Canadian subsidiary, as we intend to utilize those earnings in the Canadian operations for an indefinite period of time and do not intend to repatriate such earnings.

Accumulated undistributed earnings of our Canadian subsidiary were approximately $13,440,000 as of January 29, 2006. It is currently not practical to estimate the tax liability that might be payable if these foreign earnings were repatriated.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal Year Ended
	Jan. 29, 2006	Jan. 30, 2005	Feb. 1, 2004
Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State income tax rate, less federal benefit	3.4%	3.4%	3.5%
Total	38.4%	38.4%	38.5%

Significant components of our deferred tax accounts are as follows:

Dollars in thousands	Jan. 29, 2006	Jan. 30, 2005
Deferred tax asset (liability) Current:
Compensation	$15,362	$14,667
Inventory	11,580	11,357
Accrued liabilities	14,186	13,725
Customer deposits	36,079	19,342
Deferred catalog costs	(20,696)	(20,540)
Other	756	464
Total current	57,267	39,015
Non-current:
Depreciation	(11,559)	(18,634)
Deferred rent	8,683	8,275
Deferred lease incentives	(16,506)	(11,595)
Other	927	897
Total non-current	(18,455)	(21,057)
Total	$38,812	$17,958

Note E: Accounting for Leases

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

We have an operating lease for a 1,002,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2022, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company. The construction and expansion of the distribution facility was financed by the original lessor through the sale of $39,200,000 Taxable Industrial Development Revenue Bonds, Series 1998 and 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of January 29, 2006, approximately $31,249,000 was outstanding on the bonds. During fiscal 2005, we made annual rental payments of approximately $3,753,000, plus applicable taxes, insurance and maintenance expenses.

We have an operating lease for an additional 1,103,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2023, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company. The construction of the distribution facility was financed by the original lessor through the sale of $42,500,000 Taxable Industrial Development Revenue Bonds, Series 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of January 29, 2006, approximately $34,396,000 was outstanding on the bonds. During fiscal 2005, we made annual rental payments of approximately $4,181,000, plus applicable taxes, insurance and maintenance expenses.

In December 2003, we entered into an agreement to lease 780,000 square feet of a distribution facility located in Olive Branch, Mississippi. The lease has an initial term of six years, with two optional two-year renewals. The agreement includes an option to lease an additional 390,000 square feet of the same distribution center. We exercised this option during fiscal 2005, however, as of January 29, 2006, we had not occupied this space. During fiscal 2005, we made annual rental payments of approximately $1,927,000, plus applicable taxes, insurance and maintenance expenses.

On February 2, 2004, we entered into an agreement to lease 781,000 square feet of a distribution center located in Cranbury, New Jersey. The lease has an initial term of seven years, with three optional five-year renewals. The agreement requires us to lease an additional 219,000 square feet of the facility in the event the current tenant vacates the premises. As of January 29, 2006, the current tenant had not yet vacated the premises. During fiscal 2005, we made annual rental payments of approximately $3,339,000, plus applicable taxes, insurance and maintenance expenses.

On August 18, 2004, we entered into an agreement to lease a 500,000 square foot distribution facility located in Memphis, Tennessee. The lease has an initial term of four years, with one optional three-year and nine-month renewal. During fiscal 2005, we made annual rental payments of approximately $913,000, plus applicable taxes, insurance and maintenance expenses.

Total rental expense for all operating leases was as follows:

	Fiscal Year Ended
Dollars in thousands	Jan. 29, 2006	Jan. 30, 2005	Feb. 1, 2004[1]
Minimum rent expense	$119,440	$110,618	$101,377
Contingent rent expense	33,529	26,724	21,796
Less: Sublease rental income	(62)	(59)	(90)
Total rent expense	$152,907	$137,283	$123,083
[1]	Includes rent expense for our Memphis-based distribution facilities which were consolidated by us on February 1, 2004. See Note F.

The aggregate minimum annual rental payments under noncancelable operating leases (excluding the Memphis-based distribution facilities) in effect at January 29, 2006 were as follows:

Dollars in thousands	Minimum Lease Commitments[1]
Fiscal 2006	$178,846
Fiscal 2007	176,891
Fiscal 2008	170,041
Fiscal 2009	160,569
Fiscal 2010	149,092
Thereafter	672,358
Total	$1,507,797
[1]	Projected payments include only those amounts that are fixed and determinable as of the reporting date.

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

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of industrial development bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 industrial development bonds are collateralized by the distribution facility and the individual partners guarantee the bond repayments. As of January 29, 2006, $1,887,000 was outstanding under the Partnership 1 industrial development bonds.

During fiscal 2005, we made annual rental payments of approximately $618,000 plus interest on the bonds calculated at a variable rate determined monthly (3.5% in January 2006), applicable taxes, insurance and maintenance expenses. Although the current term of the lease expires in August 2006, we are obligated to renew the operating lease on an annual basis until these bonds are fully repaid.

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

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of industrial development bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 industrial development bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of January 29, 2006, $13,809,000 was outstanding under the Partnership 2 industrial development bonds.

During fiscal 2005, we made annual rental payments of approximately $2,600,000, plus applicable taxes, insurance and maintenance expenses. This operating lease has an original term of 15 years expiring in August 2006, with three optional five-year renewal periods. We are, however, obligated to renew the operating lease on an annual basis until these bonds are fully repaid.

As of February 1, 2004, the Company adopted FIN 46R, which requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The two partnerships described above qualify as variable interest entities under FIN 46R due to their related party relationship and our obligation to renew the leases until the bonds are fully repaid. Accordingly, the two related party variable interest entity partnerships from which we lease our Memphis-based distribution facilities were consolidated by us as of February 1, 2004. As of January 29, 2006, the consolidation resulted in increases to our consolidated balance sheet of $18,250,000 in assets (primarily buildings), $15,696,000 in debt, and $2,554,000 in other long-term liabilities. Consolidation of these partnerships did not have an impact on our net income. However, the interest expense associated with the partnerships’ debt, shown as occupancy expense in fiscal 2003, is now recorded as interest expense. In fiscal 2005 and fiscal 2004, this interest expense approximated $1,462,000 and $1,525,000, respectively.

Note G: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Per-Share Amount
2005
Basic	$214,866	115,616	$1.86
Effect of dilutive stock options	—	2,811
Diluted	$214,866	118,427	$1.81
2004
Basic	$191,234	116,159	$1.65
Effect of dilutive stock options	—	3,188
Diluted	$191,234	119,347	$1.60
2003
Basic	$157,211	115,583	$1.36
Effect of dilutive stock options	—	3,433
Diluted	$157,211	119,016	$1.32

Options with an exercise price greater than the average market price of common shares for the period were 320,000 in fiscal 2005, 196,000 in fiscal 2004 and 436,000 in fiscal 2003 and were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

Note H: Common Stock

Authorized preferred stock consists of 7,500,000 shares at $0.01 par value of which none was outstanding during fiscal 2005 or fiscal 2004. Authorized common stock consists of 253,125,000 shares at $0.01 par value. Common stock outstanding at the end of fiscal 2005 and fiscal 2004 was 114,779,000 and 115,372,000 shares, respectively. Our Board of Directors is authorized to issue stock options for up to the total number of shares authorized and remaining available for grant under each plan.

In May 2005, our Board of Directors authorized a stock repurchase program to acquire up to 2,000,000 additional shares of our outstanding common stock. During the fourth quarter of fiscal 2005, we repurchased and retired 780,800 shares at a weighted average cost of $41.70 per share and a total cost of approximately $32,556,000. During fiscal 2005, we repurchased and retired a total of 2,422,300 shares at a weighted average cost of $38.77 per share and a total cost of approximately $93,921,000. As of fiscal year-end, the remaining authorized number of shares eligible for repurchase was 20,000. During the first quarter of fiscal 2006, we repurchased and retired these shares at a weighted average cost of $38.84 per share and a total cost of approximately $777,000, which completed all stock repurchase programs previously authorized by our Board of Directors.

In March 2006, our Board of Directors authorized a stock repurchase program to acquire up to an additional 2,000,000 shares of our outstanding common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Prior to March 2006, we had never declared or paid a cash dividend on our common stock. In March 2006, our Board of Directors authorized the initiation of a quarterly cash dividend. The quarterly dividend will be initiated at $0.10 per common share, payable on May 24, 2006, to shareholders of record as of the close of business on April 26, 2006. The aggregate quarterly dividend is estimated at approximately $11,500,000 based on the current number of common shares outstanding. The indicated annual cash dividend, subject to capital availability, is $0.40 per common share, or approximately $46,000,000 in fiscal 2006 based on the current number of common shares outstanding.

Note I: Stock Compensation

Our 1993 Stock Option Plan, as amended (the “1993 Plan”), provides for grants of incentive and nonqualified stock options up to an aggregate of 17,000,000 shares. Stock options may be granted under the 1993 Plan to key employees and Board members of the company and any parent or subsidiary. Annual grants are limited to options to purchase 200,000 shares on a per person basis under this plan. All stock option grants made under the 1993 Plan have a maximum term of ten years, except incentive stock options issued to shareholders with greater than 10% of the voting power of all of our stock, which have a maximum term of five years. The exercise price of these options is not less than 100% of the fair market value of our stock on the date of the option grant or not less than 110% of such fair market value for an incentive stock option granted to a 10% shareholder. Options granted to employees generally vest over five years. Options granted to non-employee Board members generally vest in one year.

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

Our Amended and Restated 2001 Long-Term Incentive Plan (the “2001 Plan”) provides for grants of incentive stock options, nonqualified stock options, restricted stock awards and deferred stock awards up to an aggregate of 8,500,000 shares. Awards may be granted under the 2001 Plan to officers, employee and non-employee Board members of the company and any parent or subsidiary. Annual grants are limited to options to purchase 1,000,000 shares, 200,000 shares of restricted stock, and deferred stock awards of up to 200,000 shares on a per person basis. All stock option grants made under the 2001 Plan have a maximum term of ten years, except incentive stock options issued to 10% shareholders, which have a maximum term of five years. The exercise price of these stock options is not less than 100% of the fair market value of our stock on the date of the option grant or not less than 110% of such fair market value for an incentive stock option granted to a 10% shareholder. Options granted to employees generally vest over five years. Options granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock options on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of shareholders (so long as they continue to serve as a non-employee Board member).

The following table reflects the aggregate activity under our stock option plans:

	Shares	Weighted Average Exercise Price
Balance at February 2, 2003	14,567,106	$14.77
Granted (weighted average fair value of $15.56)	1,596,075	24.37
Exercised	(3,294,478)	11.87
Canceled	(1,089,045)	18.07
Balance at February 1, 2004	11,779,658	16.58
Granted (weighted average fair value of $20.58)	1,626,811	32.57
Exercised	(1,817,308)	14.41
Canceled	(488,734)	20.81
Balance at January 30, 2005	11,100,427	19.08
Granted (weighted average fair value of $23.77)	1,754,990	39.07
Exercised	(1,829,082)	15.30
Canceled	(716,426)	26.81
Balance at January 29, 2006	10,309,909	22.63
Exercisable, February 1, 2004	5,077,371	$12.83
Exercisable, January 30, 2005	5,461,541	14.26
Exercisable, January 29, 2006	5,704,164	16.00

Options to purchase 2,424,858 shares were available for grant at January 29, 2006.

The following table summarizes information about stock options outstanding at January 29, 2006:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.50 – $ 9.50	1,651,008	2.71	$ 8.17	1,651,008	$ 8.17
$ 9.66 – $14.50	1,880,843	4.07	12.80	1,529,680	12.61
$15.00 – $22.47	2,006,335	5.68	19.56	1,282,100	18.26
$22.48 – $31.58	1,786,723	7.14	26.80	922,126	26.66
$32.01 – $43.85	2,985,000	8.82	36.39	319,250	32.92
$ 4.50 – $43.85	10,309,909	6.07	$22.63	5,704,164	$16.00

In January 2006, we issued 840,000 restricted stock units of our common stock to certain employees. Fifty percent of the restricted stock units will vest on January 31, 2010, and the remaining fifty percent will vest on January 31, 2011 based upon the employees’ continued employment throughout the vesting period. As of January 29, 2006, 840,000 restricted stock units were outstanding.

Note J: Associate Stock Incentive Plan and Other Employee Benefits

We have a defined contribution retirement plan, the “Williams-Sonoma, Inc. Associate Stock Incentive Plan” (the “Plan”), for eligible employees, which is intended to be qualified under Internal Revenue Code Sections 401(a), 401(k) and 401(m). The Plan permits eligible employees to make salary deferral contributions in accordance with Internal Revenue Code Section 401(k) up to 15% of eligible compensation each pay period (4% for certain higher paid individuals). Employees designate the funds in which their contributions are invested. Each participant may choose to have his or her salary deferral contributions and earnings thereon invested in one or more investment funds, including investing in our company stock fund. Prior to November 1, 2005, all matching contributions were invested in our company stock fund. Effective November 1, 2005, participants were allowed to reallocate past matching contributions to one or more investment funds. Effective December 1, 2005, company contributions are invested in a similar manner as the participant’s salary deferral contributions. Effective August 1, 2003, our matching contribution is equal to 50% of the participant’s salary deferral contribution each pay period, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period (4% for certain higher paid individuals). For the first five years of the participant’s employment, all matching contributions generally vest at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions vest immediately. Our contributions to the plan were $3,322,000 in fiscal 2005, $2,850,000 in fiscal 2004 and $3,540,000 in fiscal 2003.

We have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management and other certain highly compensated employees. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. At January 29, 2006, $11,176,000 was included in other long-term obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $9,661,000 at January 29, 2006 and was included in other assets.

Note K: Financial Guarantees

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

Under the terms of the agreement, we are subject to a minimum charge over the five-year term of the agreement. This minimum charge is based on both a fixed and variable component calculated as a percentage of the total estimated service charges over the five-year term of the agreement. As of January 29, 2006, we estimate the remaining minimum charge to be approximately $21,000,000. The fixed component of this minimum charge will be paid annually not to exceed approximately $5,000,000, while the variable component will be based on usage. The agreement can be terminated at any time for cause and after 24 months for convenience. In the event the agreement is terminated for convenience, a graduated termination fee will be assessed based on the time period remaining in the contract term, not to exceed $9,000,000. During fiscal 2005, we recognized expense of approximately $12,000,000 relating to this agreement.

In addition, we are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, which are not currently material, are increasing in number as our business expands and our company grows larger. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail[1]	Direct-to- Customer	Unallocated	Total
2005
Net revenues	$2,032,907	$1,506,040	—	$3,538,947
Depreciation and amortization expense	84,045	17,566	$21,588	123,199
Earnings (loss) before income taxes[2]	278,057	232,023	(161,282)	348,798

Assets[3]	986,222	295,200	700,198	1,981,620
Capital expenditures	96,918	20,984	33,886	151,788
2004
Net revenues	$1,810,979	$1,325,952	—	$3,136,931
Depreciation and amortization expense	76,667	16,174	$18,783	111,624
Earnings (loss) before income taxes	253,038	210,809	(153,642)	310,205

Assets[3]	910,924	279,579	555,042	1,745,545
Capital expenditures	90,027	40,894	50,532	181,453
2003
Net revenues	$1,622,383	$1,131,985	—	$2,754,368
Depreciation and amortization expense	68,800	15,472	$15,262	99,534
Earnings (loss) before income taxes	231,512	172,266	(148,140)	255,638

Assets[3]	822,340	218,603	429,792	1,470,735
Capital expenditures	121,759	11,845	78,375	211,979
[1]	Net revenues include $64.6 million, $50.1 million and $42.7 million in fiscal 2005, 2004 and 2003, respectively, related to our foreign operations.
[2]	Includes $11.4 million, $2.0 million, and $0.1 million in the retail, direct-to-customer, and corporate unallocated segments, respectively, related to the transitioning of the merchandising strategies of our Hold Everything brand into our other existing brands.
[3]	Includes $26.5 million, $23.1 million and $22.5 million of long-term assets in fiscal 2005, 2004 and 2003, respectively, related to our foreign operations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Williams-Sonoma, Inc.:

We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of January 29, 2006 and January 30, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (under Part II, Item 9a, Controls and Procedures), that the Company maintained effective internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of January 29, 2006 and January 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2006, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

April 6, 2006

Quarterly Financial Information

(Unaudited)

Dollars in thousands, except per share amounts
Fiscal 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter[3]	Full Year
Net revenues	$720,688	$776,239	$827,623	$1,214,397	$3,538,947
Gross margin	284,922	294,835	326,077	529,648	1,435,482
Earnings before income taxes	44,324	49,601	59,958	194,915	348,798
Net earnings	26,173	30,823	37,087	120,783	214,866
Basic earnings per share[1]	$0.23	$0.27	$0.32	$1.05	$1.86
Diluted earnings per share[1]	$0.22	$0.26	$0.31	$1.02	$1.81
Stock price (as of quarter-end)[2]	$33.49	$44.16	$37.34	$40.62	$40.62
Fiscal 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$640,910	$689,621	$722,761	$1,083,639	$3,136,931
Gross margin	245,376	259,528	281,214	485,027	1,271,145
Earnings before income taxes	34,668	44,779	46,143	184,615	310,205
Net earnings	21,390	27,629	28,467	113,748	191,234
Basic earnings per share[1]	$0.18	$0.24	$0.24	$0.98	$1.65
Diluted earnings per share[1]	$0.18	$0.23	$0.24	$0.95	$1.60
Stock price (as of quarter-end)[2]	$32.48	$32.49	$38.17	$34.53	$34.53
[1]	The sum of the quarterly net earnings per share amounts will not necessarily equal the annual net earnings per share as each quarter is calculated independently.
[2]	Stock price represents our common stock price at the close of business on the Friday before our fiscal quarter-end.
[3]	Includes a pre-tax charge of $4,500,000 in cost of goods sold and $9,000,000 in selling, general and administrative expenses related to the transitioning of the merchandising strategies of our Hold Everything brand into our other existing brands. See Note A to our Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of January 29, 2006, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 29, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, our management concluded that, as of January 29, 2006, our internal control over financial reporting is effective.

Our independent registered public accounting firm audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. This report appears on pages 60 through 61 of this annual report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference herein to the information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Committee Reports–Nominations and Corporate Governance Committee Report,” “Committee Reports–Audit and Finance Committee Report,” “Corporate Governance Guidelines and Corporate Code of Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference herein to information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Committee Reports–Compensation Committee Report” and “Performance Graph” in our Proxy Statement.

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

Information required by this Item is incorporated by reference herein to information under the headings “Committee Reports–Audit and Finance Committee Report” and “Audit and Related Fees” in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The following consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 8:

Consolidated Statements of Earnings for the fiscal years ended January 29, 2006, January 30, 2005 and February 1, 2004

Consolidated Balance Sheets as of January 29, 2006 and January 30, 2005

Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 29, 2006, January 30, 2005 and February 1, 2004

Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2006, January 30, 2005 and February 1, 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Information

(a)(2)	Financial Statement Schedules: Schedules have been omitted because they are not required or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.

(a)(3)	Exhibits: See Exhibit Index on pages 67 through 71.

(b)	Exhibits: See Exhibit Index on pages 67 through 71.

(c)	Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS-SONOMA, INC.

Date: April 7, 2006	By	/s/ EDWARD A. MUELLER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 7, 2006	/s/ W. HOWARD LESTER
W. Howard Lester
Chairman of the Board

Date: April 7, 2006	/s/ EDWARD A. MUELLER
Edward A. Mueller
Director and Chief Executive Officer
(principal executive officer)

Date: April 7, 2006	/s/ SHARON L. MCCOLLAM
Sharon L. McCollam
Executive Vice President, Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: April 7, 2006	/s/ SANJIV AHUJA
Sanjiv Ahuja
Director

Date: April 7, 2006	/s/ ADRIAN D.P. BELLAMY
Adrian D.P. Bellamy
Director

Date: April 7, 2006	/s/ PATRICK J. CONNOLLY
Patrick J. Connolly
Director and Executive Vice President, Chief Marketing Officer

Date: April 7, 2006	/s/ ADRIAN T. DILLON
Adrian T. Dillon
Director

Date: April 7, 2006	/s/ JEANNE P. JACKSON
Jeanne P. Jackson
Director

Date: April 7, 2006	/s/ MICHAEL R. LYNCH
Michael R. Lynch
Director

Date: April 7, 2006	/s/ RICHARD T. ROBERTSON
Richard T. Robertson
Director

Date: April 7, 2006	/s/ DAVID B. ZENOFF
David B. Zenoff
Director

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE

FISCAL YEAR ENDED JANUARY 29, 2006

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

ARTICLES OF INCORPORATION AND BYLAWS

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)

3.2	Certificate of Amendment of Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

3.3	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated April 29, 2002 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2004 as filed with the Commission on September 10, 2004, File No. 001-14077)

3.4	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated as of July 22, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)

3.5	Restated Bylaws and Amendment Number One to the Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

FINANCING AGREEMENTS

10.1	Third Amended and Restated Credit Agreement, dated February 22, 2005, between the Company and Bank of America, N.A., as administrative agent and L/C Issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, The Bank of New York and Wells Fargo Bank N.A., as co-syndication agents, JPMorgan Chase Bank, N.A. and Union Bank of California, N.A. as co-documentation agents and the lenders party hereto (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005 as filed with the Commission on April 15, 2005, File No. 001-14077)

10.2	Reimbursement Agreement between the Company and Bank of America, N.A. dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

10.3	Reimbursement Agreement between the Company and The Bank of New York dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

10.4	Reimbursement Agreement between the Company and Wells Fargo Bank, N.A. dated as of July 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.5	Amendment No 1. dated September 9, 2005, to the Reimbursement Agreement between the Company and Bank of America, N.A. dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

10.6	Amendment No 1. dated September 9, 2005, to the Reimbursement Agreement between the Company and The Bank of New York dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

10.7	Amendment No 1. dated September 9, 2005, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A. dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

STOCK PLANS

10.8+	Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005 as filed with the Commission on April 15, 2005, File No. 001-14077)

10.9+	Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)

10.10+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 as filed with the Commission on August 18, 2004, File No. 333-118351)

10.11+	Forms of Notice of Grant and Stock Option Agreement under the Company’s 1993 Stock Option Plan, 2000 Nonqualified Stock Option Plan and 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004, File No. 001-14077)

10.12+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2006, File No. 001-14077)

OTHER INCENTIVE PLANS

10.13+	2001 Incentive Bonus Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2005, File No. 001-14077)

10.14+	Second Amendment and Restatement of the Williams-Sonoma, Inc. Executive Deferral Plan, dated November 23, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.15*+	Williams-Sonoma, Inc. Associate Stock Incentive Plan, as amended and restated effective January 1, 1997, and including amendments effective through December 21, 2005

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

PROPERTIES

10.16	Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1983 as filed with the Commission on October 14, 1983, File No. 000-12704)

10.17	First Amendment, dated December 1, 1985, to the Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1986 as filed with the Commission on May 2, 1986, File No. 000-12704)

10.18	Second Amendment, dated December 1, 1993, to the Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)

10.19	Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 1990 as filed with the Commission on December 12, 1990, File No. 000-12704)

10.20	First Amendment, dated December 22, 1993, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee between the Company and Hewson-Memphis Partners, dated as of August 1, 1990 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

10.21	Second Amendment, dated September 1, 1994, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994, File No. 000-12704)

10.22	Third Amendment, dated October 24, 1995, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.2E to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)

10.23	Fourth Amendment, dated February 1, 1996, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.24	Fifth Amendment to Sublease, dated March 1, 1999, incorrectly titled Fourth Amendment to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

10.25	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

10.26	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.27	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

10.28	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and SPI WS II, LLC (the successor-in-interest to Hewson/Desoto Partners, L.L.C.) as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

10.29	Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee and ProLogis-Macquarie MS Investment Trust (the successor-in-interest to Robert Pattillo Properties, Inc.) as lessor, dated December 1, 2003 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 as filed with the Commission on April 15, 2004, File No. 001-14077)

10.30	First Addendum, dated February 27, 2004, to Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee, ProLogis-Macquarie MS Investment Trust (the successor-in-interest to Robert Pattillo Properties, Inc.) as lessor, and the Company as guarantor dated December 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2004 as filed with the Commission on June 9, 2004, File No. 001-14077)

10.31	Second Addendum, dated June 1, 2004, to Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee, ProLogis-Macquarie MS Investment Trust (the successor-in-interest to Robert Pattillo Properties, Inc.) as lessor, and the Company as guarantor dated December 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2004 as filed with the Commission on September 10, 2004, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.32	Lease for Company distribution facility on the East Coast located in Cranbury, New Jersey between Williams-Sonoma Direct, Inc. and Keystone Cranbury East, LLC, effective as of February 2, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2004 as filed with the Commission on June 9, 2004, File No. 001-14077)

EMPLOYMENT AGREEMENTS

10.33+	Employment Agreement between the Company and Laura Alber, dated March 19, 2001 (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

10.34+	Employment Agreement between the Company and Sharon McCollam, dated December 28, 2002 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005 as filed with the Commission on April 15, 2005, File No. 001-14077)

OTHER AGREEMENTS

10.35#	Aircraft Purchase Agreement, dated April 30, 2003, between the Company as buyer and Bombardier Inc. as seller (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 as filed with the Commission on April 15, 2004, File No. 001-14077)

10.36#	Services Agreement, dated September 30, 2004, by and between the Company and International Business Machines Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004, File No. 001-14077)

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

#	We have requested confidential treatment on certain portions of this exhibit from the SEC. The omitted portions have been filed separately with the SEC.