Form 10-Q
period 2006-04-30
WILLIAMS SONOMA INC
filed 2006-06-09
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006.

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

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes             No   ✓

As of May 28, 2006, 115,178,473 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	April 30, 2006	January 29, 2006	May 1, 2005
ASSETS
Current assets
Cash and cash equivalents	$250,494	$360,982	$115,668
Accounts receivable – net	58,927	51,020	46,744
Merchandise inventories – net	547,600	520,292	521,977
Prepaid catalog expenses	63,391	53,925	52,818
Prepaid expenses	32,093	31,847	39,451
Deferred income taxes	57,290	57,267	39,008
Other assets	6,168	7,831	8,514
Total current assets	1,015,963	1,083,164	824,180
Property and equipment – net	883,049	880,305	856,102
Other assets – net	19,999	18,151	21,961
Total assets	$1,919,011	$1,981,620	$1,702,243
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$185,036	$196,074	$164,859
Accrued salaries, benefits, and other	77,662	93,434	70,506
Customer deposits	179,070	172,775	153,673
Income taxes payable	10,990	83,589	18,913
Current portion of long-term debt	16,329	18,864	24,584
Other liabilities	22,058	25,656	18,229
Total current liabilities	491,145	590,392	450,764
Deferred rent and lease incentives	224,628	218,254	211,743
Long-term debt	14,393	14,490	17,474
Deferred income tax liabilities	15,650	18,455	21,062
Other long-term obligations	17,980	14,711	13,845
Total liabilities	763,796	856,302	714,888
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	-	-	-
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 115,122, 114,779 and 115,713 shares at April 30, 2006, January 29, 2006 and May 1, 2005, respectively	1,151	1,148	1,157
Additional paid-in capital	342,379	325,146	301,682
Retained earnings	802,120	791,329	679,218
Accumulated other comprehensive income	9,565	7,695	5,298
Total shareholders’ equity	1,155,215	1,125,318	987,355
Total liabilities and shareholders’ equity	$1,919,011	$1,981,620	$1,702,243

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended
Dollars and shares in thousands, except per share amounts	April 30, 2006	May 1, 2005
Net revenues	$794,286	$720,688
Cost of goods sold	488,865	435,766
Gross margin	305,421	284,922
Selling, general and administrative expenses	270,731	241,219
Interest income	(3,322)	(1,103)
Interest expense	527	482
Earnings before income taxes	37,485	44,324
Income taxes	14,386	18,151
Net earnings	$23,099	$26,173
Basic earnings per share	$0.20	$0.23
Diluted earnings per share	$0.20	$0.22
Shares used in calculation of earnings per share:
Basic	114,833	115,427
Diluted	117,749	118,109

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
Dollars in thousands	April 30, 2006	May 1, 2005
Cash flows from operating activities:
Net earnings	$23,099	$26,173
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	32,953	30,150
Net loss on disposal of assets	1,987	371
Amortization of deferred lease incentives	(7,455)	(6,131)
Deferred income taxes	(2,796)	-
Tax benefit from exercise of stock-based compensation	1,171	5,316
Stock-based compensation expense	7,934	-
Changes in:
Accounts receivable	(7,866)	(3,751)
Merchandise inventories	(27,163)	(69,609)
Prepaid catalog expenses	(9,466)	702
Prepaid expenses and other assets	(472)	(2,992)
Accounts payable	(20,654)	(8,897)
Accrued salaries, benefits, and other	(16,139)	(15,088)
Customer deposits	6,229	5,158
Deferred rent and lease incentives	13,669	5,205
Income taxes payable	(72,587)	(53,155)
Net cash used in operating activities	(77,556)	(86,548)
Cash flows from investing activities:
Purchases of property and equipment	(39,015)	(34,365)
Net cash used in investing activities	(39,015)	(34,365)
Cash flows from financing activities:
Repayments of long-term obligations	(2,632)	(531)
Proceeds from exercise of stock-based compensation	6,205	10,462
Excess tax benefit from exercise of stock-based compensation	1,988	-
Repurchase of common stock	(777)	(12,387)
Credit facility renewal costs	-	(585)
Net cash provided by (used in) financing activities	4,784	(3,041)
Effect of exchange rates on cash and cash equivalents	1,299	412
Net decrease in cash and cash equivalents	(110,488)	(123,542)
Cash and cash equivalents at beginning of period	360,982	239,210
Cash and cash equivalents at end of period	$250,494	$115,668

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended April 30, 2006 and May 1, 2005

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of April 30, 2006 and May 1, 2005, the condensed consolidated statements of earnings for the thirteen week periods ended April 30, 2006 and May 1, 2005, and the condensed consolidated statements of cash flows for the thirteen week periods ended April 30, 2006 (“first quarter of fiscal 2006”) and May 1, 2005 (“first quarter of fiscal 2005”) have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen week periods then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet at January 29, 2006, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2006.

In January 2006, we decided to transition the merchandising strategies of our Hold Everything brand into our other existing brands by the end of fiscal 2006. In connection with this transition, we incurred a pre-tax charge of approximately $13,500,000 or $0.07 per diluted share in the fourth quarter of fiscal 2005. In the first quarter of fiscal 2006, we incurred an additional charge of approximately $3,200,000 or $0.02 per diluted share. Of this pre-tax charge, approximately $1,700,000 is included in cost of goods sold and approximately $1,500,000 is included in selling, general and administrative expenses.

The results of operations for the first quarter of fiscal 2006 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2006.

NOTE B. ACCOUNTING POLICIES

Recent Accounting Pronouncements

On January 30, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires us to measure and record compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method. Accordingly, in the first quarter of fiscal 2006, we began recording compensation expense for all stock-based awards under the modified prospective transition method. In the first quarter of fiscal 2006, the adoption of this Statement (including the expense associated with the issuance of restricted stock units), resulted in after-tax stock-based compensation expense of $4,879,000, or approximately $0.04 per diluted share, and is being recorded as a component of selling, general and administrative expense.

On January 30, 2006, we also adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires us to expense all rental costs associated with our operating leases that are incurred during a construction period. The adoption of this Staff Position resulted in after-tax occupancy expense of approximately $334,000, or less than $0.01 per diluted share, in the first quarter of fiscal 2006, and is being recorded as a component of cost of goods sold.

NOTE C. STOCK-BASED COMPENSATION

We maintain the 1993 Stock Option Plan (the “1993 Plan”), as amended, the 2000 Nonqualified Stock Option, Plan, as amended (the “2000 Plan”), and the Amended and Restated 2001 Long-Term Incentive Plan (collectively the “Plans”), to award stock options and stock-settled stock appreciation rights (collectively “stock awards”) and other forms of equity compensation, including restricted stock and restricted stock units, to our key employees and Board members and those of any parent or subsidiary. All stock award grants have a maximum term of ten years, except incentive stock options issued to shareholders with greater than 10% of the voting power of all of our stock, which have a maximum term of five years. The exercise price is not less than 100% of the fair market value of our stock on the date of the stock award grant or not less than 110% of such fair market value for an incentive stock option granted to a 10% shareholder. Shares issued as a result of stock award exercises will be funded with the issuance of new shares. Stock awards granted to employees generally vest over five years. Stock awards granted to non-employee Board members generally vest in one year. The Plans provide for grants of stock awards, restricted stock or restricted stock units, and other equity compensation awards up to an aggregate of 28,500,000 shares. As of April 30, 2006, there were 1,515,753 shares under the Plans available for future grant. However, subsequent to quarter end, in May 2006, our shareholders approved the amendment and restatement of our Amended and Restated 2001 Long-Term Incentive Plan to increase the shares issuable under the Plan by 6,000,000 shares plus all remaining options that are or become available under the 1993 Plan and 2000 Plan. The 1993 Plan and the 2000 Plan will no longer be used to grant future awards.

Effective January 30, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which requires us to measure and record compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method. Accordingly, in the first quarter of fiscal 2006, we began recording compensation expense for all stock-based awards under the modified prospective transition method.

Prior to January 30, 2006, we accounted for stock-based awards granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense was recognized for the first quarter of fiscal 2005 for stock awards with an exercise price equal to the fair value on the date of grant.

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to all of our stock-based compensation arrangements for the first quarter of fiscal 2005:

Thirteen Weeks Ended

Dollars in thousands, except per share amounts	May 1, 2005
Net earnings, as reported	$26,173
Deduct: Total stock-based employee compensation expense determined under fair value method for all
awards, net of related tax effect	(3,683)
Pro forma net earnings	$22,490
Basic earnings per share
As reported	$0.23
Pro forma	0.19
Diluted earnings per share
As reported	$0.22
Pro forma	0.19

As a result of adopting SFAS No. 123R, during the first quarter of fiscal 2006, our compensation expense recognized was based on the following:

❑	Stock Awards: The quarterly amortization related to the remaining unvested portion of all stock awards granted prior to January 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, and all new stock awards granted during the first quarter of fiscal 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R; and

❑	Restricted Stock Units: The quarterly amortization related to the remaining unvested portion of all restricted stock units granted prior to January 30, 2006 based on the market value of our stock on the date of grant.

Stock Awards

Stock Awards Granted Prior to January 30, 2006

As of January 30, 2006, we had 10,309,909 stock awards outstanding. The unamortized portion of these stock awards had a balance of $70,328,000 that is being amortized on a straight-line basis over the remaining vesting period.

Stock Awards Granted During the First Quarter of Fiscal 2006

During the first quarter of fiscal 2006, we granted 1,016,300 stock awards.

The following table summarizes our stock option activity during the quarter ended April 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (In Years)	Intrinsic Value[1]
Balance at January 29, 2006	10,309,909	$22.63
Granted (weighted average fair value of $14.06)	1,016,300	40.46
Exercised	(362,237)	17.13		$9,059,000
Canceled	(107,195)	31.92
Balance at April 30, 2006	10,856,777	$24.39	6.2	$179,370,000
Exercisable at April 30, 2006	6,188,171	$16.61	4.5	$150,103,000

1 Intrinsic value is defined as the difference between the current market value and the grant price.

The fair value of each stock award was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

❑	Expected term – The expected term of the awards represents the period of time between the grant date of the award and the time the award is either exercised or canceled including an estimate for those awards still outstanding. For the quarter ended May 1, 2005, the expected term of the awards represents only the period of time between the grant date of the award and the time the award is either exercised or canceled.
❑	Expected volatility – The expected volatility is based on an average of the historical volatility of our stock price, for a period approximating our expected term, and the implied volatility based on externally traded options of our stock that were entered into during the quarter. For the quarter ended May 1, 2005, the expected volatility was based only on the historical volatility of our stock price.

❑	Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the expected term.
❑	Dividend yield – The dividend yield is based on the initiation of our quarterly cash dividend, authorized by our Board of Directors in March 2006, and its anticipated dividend payout over the expected term of the award.

The weighted-average assumptions for the thirteen weeks ended April 30, 2006 and May 1, 2005 are as follows:

	Thirteen Weeks Ended
	April 30, 2006	May 1, 2005
Expected term (years)	5.0	6.6
Expected volatility	34.7%	59.8%
Risk-free interest rate	4.6%	4.0%
Dividend yield	1.0%	-

The total after-tax expense recognized during the quarter on all stock awards was $3,861,000, leaving a remaining unamortized balance as of April 30, 2006 of $64,902,000 (net of expected forfeitures), which we expect to be recognized on a straight-line basis over an average remaining life of approximately 2.0 years.

Restricted Stock Units

Restricted Stock Units Granted Prior to January 30, 2006

In January 2006, we issued 840,000 restricted stock units of our common stock. The fair market value of all restricted stock units awarded was based on a stock price of $42.18 per unit for a total value of $35,431,200. This balance is being amortized on a straight-line basis over the vesting period, with fifty percent of the restricted stock units vesting on January 31, 2010, and the remaining fifty percent vesting on January 31, 2011 based upon the employees’ continued employment throughout the vesting period. As of January 30, 2006, the remaining unvested portion pertaining to the 840,000 outstanding restricted stock units was $34,991,000.

The following table summarizes restricted stock unit activity during the first quarter of fiscal 2006:

Shares
Unvested balance at January 29, 2006	840,000
Granted	-
Vested	-
Canceled	-
Unvested balance at April 30, 2006 (weighted average contractual term remaining of 4.3 years)	840,000

The total after-tax expense recognized during the quarter on all restricted stock units was $1,018,000, leaving a remaining unamortized balance as of April 30, 2006 of $28,119,000 (net of expected forfeitures), which we expect to be recognized on a straight-line basis over an average remaining life of approximately 4.3 years.

Total Stock-Based Compensation Expense

For the first quarter of fiscal 2006, we recognized total stock-based compensation expense, including the impact of SFAS No. 123R and the expense associated with the issuance of restricted stock units of $4,879,000,

(net of tax) or approximately $0.04 per diluted share, as a component of selling, general and administrative expense.

Tax Effect

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock-based awards as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123R now requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation awards exercised be classified as financing cash flows. For the first quarter of fiscal 2006, cash received from stock-based awards exercised during the quarter was $6,205,000 and the tax benefit associated with such exercises totaled $3,393,000.

NOTE D. BORROWING ARRANGEMENTS

Credit Facility

As of April 30, 2006, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit and contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), and a minimum fixed charge coverage ratio. Prior to August 22, 2009, we may, upon notice to the lenders, request an increase in the credit facility of up to $100,000,000, to provide for a total of $400,000,000 of unsecured revolving credit. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility, and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the credit facility. The credit facility matures on February 22, 2010, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. No amounts were borrowed under the credit facility during the first quarter of fiscal 2006 or the first quarter of fiscal 2005, however, as of April 30, 2006, $36,073,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of April 30, 2006, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

We have three unsecured commercial letter of credit reimbursement facilities for an aggregate of $145,000,000, each of which expires on September 9, 2006. As of April 30, 2006, an aggregate of $107,716,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of April 30, 2006. The latest expiration possible for any future letters of credit issued under the agreements is February 6, 2007.

NOTE E. COMPREHENSIVE INCOME

Comprehensive income for the thirteen weeks ended April 30, 2006 and May 1, 2005 was as follows:

	Thirteen Weeks Ended
Dollars in thousands	April 30, 2006	May 1, 2005
Net earnings	$23,099	$26,173
Other comprehensive income -
foreign currency translation adjustment	1,869	128
Comprehensive income	$24,968	$26,301

NOTE F. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period plus common stock equivalents consisting of shares subject to stock-based awards.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Per Share Amount
Thirteen weeks ended April 30, 2006
Basic	$23,099	114,833	$0.20
Effect of dilutive stock-based awards		2,916
Diluted	$23,099	117,749	$0.20
Thirteen weeks ended May 1, 2005
Basic	$26,173	115,427	$0.23
Effect of dilutive stock-based awards		2,682
Diluted	$26,173	118,109	$0.22

Stock-based awards with an exercise price greater than the average market price of common shares were 340,000 and 170,000 for the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively, and were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail[1]	Direct-to- Customer	Unallocated	Total
Thirteen weeks ended April 30, 2006
Net revenues	$433,909	$360,377	-	$794,286
Depreciation and amortization expense	22,937	4,554	$5,462	32,953
Earnings (loss) before income taxes[2]	34,670	51,656	(48,841)	37,485

Assets[3]	1,016,637	310,899	591,475	1,919,011
Capital expenditures	24,215	7,928	6,872	39,015
Thirteen weeks ended May 1, 2005
Net revenues	$397,188	$323,500	-	$720,688
Depreciation and amortization expense	20,356	4,439	$5,355	30,150
Earnings (loss) before income taxes	38,481	47,333	(41,490)	44,324

Assets[3]	943,999	312,663	445,581	1,702,243
Capital expenditures	20,204	6,360	7,801	34,365

1 Includes $15.1 million and $10.6 million in the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively, related to our foreign operations.

2 Includes $1.7 million, $1.2 million, and $0.3 million in the retail, direct-to-customer, and corporate unallocated segments, respectively, related to the transitioning of the merchandising strategies of our Hold Everything brand into our other existing brands.

3 Includes $26.3 million and $22.9 million of long-term assets in the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively, related to our foreign operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include projections of earnings, revenues or financial items, including the impact of accounting changes, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance of our brands, statements related to refining our merchandising strategies, statements related to our plans to increase retail leased square footage, statements related to increasing, refining and expanding catalog circulation, statements related to building our customer databases and expanding the reach of our brands, statements related to introducing new core and seasonal merchandise assortments, statements related to implementing new marketing initiatives and expanding on-line and electronic direct marketing initiatives, statements related to our plans to open new retail stores, statements related to repositioning and re-assessing our Hold Everything brand, statements related to the use of our available cash, including the payment of a dividend, statements related to our projected capital expenditures, statements related to the replenishment of our inventory levels and the benefits to be derived from our daily store replenishment program, statements related to expanding our assortment, statements related to developing operational disciplines throughout the supply chain, statements related to expanding our warehouse capacity, statements related to developing a “gold standard” for customer service, statements related to our stock repurchase program, statements related to gift card initiatives, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

OVERVIEW

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our six retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything, West Elm and Williams-Sonoma Home). The direct-to-customer segment of our business sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and holdeverything.com). Based on net revenues in fiscal 2005, retail net revenues accounted for 57.4% of our business and direct-to-customer net revenues accounted for 42.6% of our business. Based on their contribution to our net revenues in fiscal 2005 (representing approximately 90%), the core brands in both retail and direct-to-customer are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cookware essentials; and Pottery Barn Kids, which sells stylish children’s furnishings. The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

First Quarter of Fiscal 2006 Financial Results

In the first quarter of fiscal 2006, our net revenues increased 10.2% to $794,286,000 from $720,688,000 in the first quarter of fiscal 2005, primarily driven by increases in the Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma concepts. During the quarter, we saw a positive consumer response to our core and seasonal merchandise, however, we did see an overall softening in consumer demand in both retail and direct-to-customer channels beginning in mid-April.

Including the $0.06 per diluted share impact of the two new accounting pronouncements (SFAS No. 123R, “Share-Based Payment” and FAS FSP 13-1, “Accounting for Rental Costs Incurred During a Construction Period”) and the Hold Everything charge discussed below, diluted earnings per share for the first quarter of fiscal 2006 decreased 9.1% to $0.20 per diluted share versus $0.22 per diluted share in the first quarter of fiscal 2005.

In our retail channel, net revenues increased 9.2% during the first quarter of fiscal 2006 versus the first quarter of fiscal 2005. This increase was primarily driven by a year-over-year increase in retail leased square footage of 8.7%, including 17 net new stores, and a comparable store sales increase of 1.3%. Net revenues generated in the Pottery Barn, West Elm, Pottery Barn Kids, Williams-Sonoma and Williams-Sonoma Home brands were the primary contributors to this year-over-year net revenues increase.

In our direct-to-customer channel, net revenues increased 11.4% during the first quarter of fiscal 2006 versus the first quarter of fiscal 2005. This year-over-year increase was primarily driven by net revenues generated in the Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma brands due to an overall increase in catalog and page circulation and continued strength in our Internet business, resulting from our expanded efforts associated with electronic direct marketing and our on-line advertising initiatives. All of our brands in the direct-to-customer channel delivered positive growth during the quarter with the exception of the Williams-Sonoma Home brand.

In our core brands, net revenues increased 7.9% in the first quarter of fiscal 2006 primarily driven by the Pottery Barn, Pottery Barn Kids and the Williams-Sonoma brands as a result of positive consumer responses to our core and seasonal merchandise.

In our emerging brands (PBteen, West Elm and Williams-Sonoma Home), net revenues increased 37.8%, primarily driven by the strong performance in the West Elm, Williams-Sonoma Home and PBteen brands. In West Elm, revenue growth was driven by incremental sales from new stores, improved catalog response, increased traffic in e-commerce and on-going improvements in our retail execution. In addition, we saw continued strength in furniture and textiles, as well as decorative accessories and lighting. In Williams-Sonoma Home, revenue growth was driven by incremental revenues from new stores, including two new stores which opened during the quarter in Portland, Oregon and Palo Alto, California. This brings our total Williams-Sonoma Home store count to five. The revenue growth was slightly offset in the direct-to-customer channel due to higher than expected backorders and cannibalization in our retail markets. However, as we expand our retail presence, we see an opportunity to capitalize on our multi-channel capabilities as many of our retail customers are also direct-to-customer shoppers. In PBteen, net revenue increases were driven by new product offerings, with strong performances in all furniture categories, and product presentation, both of which were key initiatives for the brand as we entered the year.

In January 2006, we decided to transition the merchandising strategies of our Hold Everything brand into our other existing brands by the end of fiscal 2006. In connection with this transition, we incurred a pre-tax charge of approximately $13,500,000, or $0.07 per diluted share, in the fourth quarter of fiscal 2005. In the first quarter of fiscal 2006, we incurred an additional pre-tax charge of approximately $3,200,000 or $0.02 per diluted share. Of this pre-tax charge, approximately $1,700,000 is included in cost of goods sold and approximately $1,500,000 is included in selling, general and administrative expenses. During the first quarter of fiscal 2006, all of our retail stores were closed and the final Hold Everything catalog was mailed on May

16, 2006. The e-commerce website and our outlet stores will be used for the final clearance of our existing inventory with a gradual expansion of the storage and organizational categories within our other brands beginning in the fall of 2006 and continuing throughout 2007.

First Quarter of Fiscal 2006 Operational Results

From an operational perspective in the first quarter of fiscal 2006, we continued to make progress on our supply chain initiatives, including the refinement of our daily store replenishment program and the in-sourcing of our east-coast furniture hub operations. We also began implementing several new warehouse management initiatives to address opportunities that we identified as part of our returns, replacements and damages improvement program.

Fiscal 2006

For the remainder of 2006, in an effort to enhance shareholder value, we will continue to focus on our long-term strategic initiatives of driving profitable top-line revenue growth and increasing our pre-tax operating margin.

In our core brands, between now and the end of the year, we plan to: increase retail leased square footage; increase catalog circulation and electronic direct marketing; continue to roll out visual merchandising upgrades in our small and mid-size stores in the Williams-Sonoma brand; continue to test new merchandising categories in the Pottery Barn Kids brand to generate repeat customer traffic; and implement new gift card initiatives that we believe will drive increased sales and new customers to the brands.

In our emerging brands, we are focusing on initiatives that we expect will expand the multi-channel reach of the brands and build our customer databases. In West Elm, we plan to open eight new stores through the balance of the year and to continue to increase our name capture, catalog circulation, electronic direct marketing, and on-line customer acquisition efforts. We also expect to continue to broaden the appeal of the brand by expanding both the retail and direct-to-customer merchandise assortments and introducing new fabrics and finishes. In Williams-Sonoma Home, we plan to open two new additional stores in the back half of the year, one in Philadelphia, Pennsylvania and one in Coral Gables, Florida. We believe that continuing to expand the retail presence of this brand is essential to our long-term growth strategy due to the customer’s desire to see the product and fully experience the brand’s design authority. In addition, we plan to launch an e-commerce website in the third quarter which will allow our customers to see the full range of possibilities of our assortment and plan to focus on improving our catalog merchandise and presentation to make it easier for customers to visualize how our assortment can be integrated in their homes. In PBteen, we plan to increase catalog circulation and page counts and expand our on-line marketing initiatives.

Operationally, the key initiatives for the remainder of the year include: continuing to implement operational disciplines throughout the supply chain to reduce returns, replacements and damages, including a specific focus on product development, sourcing, and supply chain customization for the West Elm and Williams-Sonoma Home brands; continuing to test an extension of our daily store replenishment program in the New York metro-area where both the customer delivery and store replenishment operations can be efficiently combined; and expanding the in-sourcing of our east coast furniture hub to further define the “gold standard” in customer service and improve the overall operational efficiency of the furniture delivery process.

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

The following table summarizes our net revenues for the thirteen weeks ended April 30, 2006 (“first quarter of fiscal 2006”) and May 1, 2005 (“first quarter of fiscal 2005”):

	Thirteen Weeks Ended
Dollars in thousands	April 30, 2006	% Total	May 1, 2005	% Total
Retail revenues	$433,909	54.6%	$397,188	55.1%
Direct-to-customer revenues	360,377	45.4%	323,500	44.9%
Net revenues	$794,286	100.0%	$720,688	100.0%

Net revenues for the first quarter of fiscal 2006 increased by $73,598,000, or 10.2%, over the first quarter of fiscal 2005. The increase was primarily driven by a year-over-year increase in store leased square footage of 8.7% (including 35 new store openings and the remodeling and expansion of an additional 12 stores) and a comparable store sales increase of 1.3%. The increase was further driven by increased catalog and page circulation (2.2% and 7.5%, respectively) and continued strength in our Internet business, primarily due to our expanded efforts associated with electronic direct marketing and on-line advertising initiatives. This increase was partially offset by the temporary closure of 14 stores and the permanent closure of 16 stores, for a net of 17 new store openings.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended
Dollars in thousands	April 30, 2006	May 1, 2005
Retail revenues	$433,909	$397,188
Percent growth in retail revenues	9.2%	13.1%
Percent increase in comparable store sales	1.3%	5.0%
Number of stores - beginning of period	570	552
Number of new stores	7	2
Number of new stores due to remodeling[1],2	5	1
Number of closed stores due to remodeling[1]	(5)	(3)
Number of permanently closed stores[3]	(8)	-
Number of stores - end of period	569	552
Store selling square footage at period-end	3,160,000	2,935,000
Store leased square footage (“LSF”) at period-end	5,111,000	4,700,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the period due to square footage expansion, store modification or relocation.

2 First quarter of fiscal 2006 remodeled stores include one Williams-Sonoma, one Pottery Barn and one Pottery Barn Kids store reopenings after having been temporarily closed due to Hurricane Katrina. One Pottery Barn store is scheduled to reopen in the second quarter of 2006.

3 Represents the closure of all eight of our remaining Hold Everything stores.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	January 29, 2006	Openings	Closings	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005
Williams-Sonoma	254	4	(5)	253	253	5,800	5,700
Pottery Barn	188	2	-	190	183	12,200	11,900
Pottery Barn Kids	89	2	-	91	87	7,800	7,800
Hold Everything	8	-	(8)	-	9	-	6,100
West Elm	12	2	-	14	5	16,100	15,000
Williams-Sonoma Home	3	2	-	5	-	14,700	-
Outlets	16	-	-	16	15	20,200	18,700
Total	570	12	(13)	569	552	9,000	8,500

Retail revenues in the first quarter of fiscal 2006 increased by $36,721,000, or 9.2%, over the first quarter of fiscal 2005. The increase was primarily driven by a year-over-year increase in store leased square footage of 8.7% (including 35 new store openings and the remodeling and expansion of an additional 12 stores) and a comparable store sales increase of 1.3%. This increase was partially offset by the temporary closure of 14 stores and the permanent closure of 16 stores, for a net of 17 new store openings. Net revenues generated in the Pottery Barn, West Elm, Pottery Barn Kids, Williams-Sonoma and Williams-Sonoma Home brands were the primary contributors to the year-over-year revenue increase.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are meaningful to evaluating the performance of the retail strategy. In the first quarter of fiscal 2006 and 2005, our total comparable store sales exclude the West Elm concept. In fiscal 2006, we expect to exclude West Elm and Williams-Sonoma Home. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes store remodelings, expansions and closings.

Percentages represent changes in comparable store sales versus the same period in the prior year.

	Thirteen Weeks Ended
Percent increase (decrease) in comparable store sales	April 30, 2006		May 1, 2005
Williams-Sonoma	1.8%		(0.5%	)
Pottery Barn	1.1%		6.1%
Pottery Barn Kids	3.3%		10.0%
Outlets	(4.0%	)	19.5%
Hold Everything[1]	-		(16.8%	)
Total	1.3%		5.0%

1 Hold Everything stores are excluded from the 2006 comparable store sales calculation due to their inventory liquidation activity prior to store closings during the first quarter.

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

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended
Dollars in thousands	April 30, 2006	May 1, 2005
Catalog revenues[1]	$159,352	$169,989
Internet revenues[1]	201,025	153,511
Total direct-to-customer revenues[1]	$360,377	$323,500
Percent growth in direct-to-customer revenues	11.4%	11.6%
Percent growth in number of catalogs circulated	2.2%	7.7%
Percent growth in number of pages circulated	7.5%	18.0%

1 Approximately 60% of our company-wide non-gift registry Internet revenues are driven by customers who recently received a catalog and approximately 40% are incremental to the direct-to-customer channel.

Direct-to-customer revenues in the first quarter of fiscal 2006 increased by $36,877,000, or 11.4%, over the first quarter of fiscal 2005. This increase was primarily driven by net revenues generated in the Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma brands primarily due to an overall increase in catalog and page circulation (2.2% and 7.5%, respectively) and continued strength in our Internet business, resulting from our expanded efforts associated with electronic direct marketing and our on-line advertising initiatives. All brands in the direct-to-customer channel delivered positive growth during the quarter with the exception of the Williams-Sonoma Home brand.

COST OF GOODS SOLD

	Thirteen Weeks Ended
Dollars in thousands	April 30, 2006	% Net Revenues	May 1, 2005	% Net Revenues
Total cost of goods sold	$488,865	61.5%	$435,766	60.5%

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

First Quarter of Fiscal 2006 vs. First Quarter of Fiscal 2005

Cost of goods sold increased by $53,099,000, or 12.2%, in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Including an approximate $2,200,000 charge associated with the transitioning of the merchandising strategies of our Hold Everything brand into our other existing brands and the implementation of FSP FAS 13-1, cost of goods sold as a percentage of net revenues increased 100 basis points in the first quarter of fiscal 2006 from the first quarter of fiscal 2005. This increase was primarily driven by fiscal 2005 infrastructure investments that were not fully implemented until the back half of 2005, including retail occupancy costs in our emerging brand stores, the incremental costs associated with daily store replenishment and increased distribution capacity. This increase was further driven by store closure and other inventory-related costs associated with the transitioning of the merchandising strategies of our Hold Everything brand into our other existing brands as well as higher energy costs.

In the retail channel, cost of goods sold as a percentage of retail net revenues increased 110 basis points in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. This increase primarily resulted from 2005 infrastructure investments that were not fully implemented until the back half of 2005, including retail occupancy costs in our emerging brand stores and incremental costs associated with daily store replenishment, as well as store closure and other inventory-related costs (associated with the transitioning of the merchandising strategies of our Hold Everything brand into our other existing brands), and higher energy costs. This increase was partially offset by a rate decrease in cost of merchandise.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues increased 150 basis points in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. This increase was primarily due to a furniture-driven rate increase in cost of goods sold, incremental costs associated with increased distribution capacity, as well as other inventory-related costs associated with transitioning the merchandising strategies of our Hold Everything brand into our other existing brands.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended
Dollars in thousands	April 30, 2006	% Net Revenues	May 1, 2005	% Net Revenues
Selling, general and administrative expenses	$270,731	34.1%	$241,219	33.5%

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

First Quarter of Fiscal 2006 vs. First Quarter of Fiscal 2005

Selling, general and administrative expenses increased by $29,512,000, or 12.2%, in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Including the $9,400,000 charge related to the implementation of SFAS No. 123R and the Hold Everything charge, selling, general and administrative expenses increased 60 basis points in the first quarter of fiscal 2006 versus the first quarter of fiscal 2005. This increase was primarily due to an increase in stock-based compensation expense from the implementation of SFAS No. 123R and the Hold Everything charge, partially offset by decreases in advertising and employee-

related costs as a percentage of net revenues. The advertising rate decrease was primarily driven by a year-over-year reduction in catalog advertising costs in the Hold Everything brand and a greater percentage of total company net revenues in the first quarter of fiscal 2006 being generated in the e-commerce channel, which incurs advertising expenses at a lower rate than the company average.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues increased 60 basis points in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. This increase was primarily driven by an increase in employee-related costs.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues decreased 120 basis points in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. This decrease was primarily driven by a rate decrease in advertising and employee-related costs.

INTEREST INCOME

Interest income was $3,322,000 in the first quarter of fiscal 2006, compared to $1,103,000 in the first quarter of fiscal 2005, comprised primarily of income from short-term investments classified as cash and cash equivalents. This increase resulted from higher cash balances during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, as well as an increase in the interest rates associated with these short-term investments.

INCOME TAXES

Our effective tax rate was 38.4% and 41.0% for the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively. Our first quarter of fiscal 2006 income tax rate decreased from the first quarter of fiscal 2005 due to an adjustment in the first quarter of fiscal 2005 to increase our reserve for potential state income tax exposure. We expect our effective tax rate to be in the range of 38.6% to 38.8% in fiscal 2006. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2006, we held $250,494,000 in cash and cash equivalents. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than in other periods. Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In the remainder of fiscal 2006, we plan to utilize our cash resources to fund our inventory and inventory-related purchases, catalog advertising and marketing initiatives, current store development and infrastructure strategies, share repurchases and issuance of dividends. In addition to the current cash balances on-hand, we have a $300,000,000 credit facility that may be used for loans or letters of credit. No amounts were borrowed by us under the credit facility in the first quarter of fiscal 2006 or the first quarter of fiscal 2005. However, as of April 30, 2006, $36,073,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities over the following twelve-month period.

For the first quarter of fiscal 2006, net cash used in operating activities was $77,556,000 compared to net cash used in operating activities of $86,548,000 for the first quarter of fiscal 2005. Net cash used in operating activities for the first quarter of fiscal 2006 was primarily attributable to the payment of income taxes during the quarter, the purchase of merchandise inventories to support the increase in sales in our core and emerging brands and a decrease in accounts payable due to the timing of payments.

For the first quarter of fiscal 2006, net cash used in investing activities was $39,015,000 compared to net cash used in investing activities of $34,365,000 for the first quarter of fiscal 2005. For the first quarter of fiscal 2006, purchases of property and equipment was comprised of $22,756,000 for stores, $11,226,000 for systems development projects (including e-commerce websites) and $5,033,000 for distribution and facility infrastructure projects.

In fiscal 2006, we anticipate investing $190,000,000 to $210,000,000 in the purchase of property and equipment, primarily for the construction of 28 new stores and 29 remodeled stores, systems development projects (including e-commerce websites), and distribution and facility infrastructure projects.

For the first quarter of fiscal 2006, net cash provided by financing activities was $4,784,000 compared to net cash used in financing activities of $3,041,000 for the first quarter of fiscal 2005. Net cash provided by financing activities was primarily due to the proceeds and related excess tax benefit from the exercise of stock-based awards, partially offset by the repayment of long-term capital lease obligations and the repurchase of common stock.

Stock Repurchase Program

In May 2005, our Board of Directors authorized a stock repurchase program to acquire up to 2,000,000 additional shares of our outstanding common stock. During the first quarter of fiscal 2006, we repurchased and retired 20,000 shares at a weighted average cost of $38.84 per share and a total cost of approximately $777,000, which completed all stock repurchases under this program.

In March 2006, our Board of Directors authorized a stock repurchase program to acquire up to an additional 2,000,000 shares of our outstanding common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. No shares were repurchased under this program during the first quarter of fiscal 2006.

The following table summarizes our repurchases of shares of our common stock during the first quarter of fiscal 2006:

Period Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan	Maximum Number of Shares that May Yet be Purchased Under Any Plan
January 30, 2006 – February 26, 2006	20,000	$ 38.84	20,000	-
February 27, 2006 – March 26, 2006	-	-	-	2,000,000
March 27, 2006 – April 30, 2006	-	-	-	2,000,000
Total	20,000	$38.84	20,000	2,000,000

Dividend Policy

Prior to March 2006, no cash dividend had ever been declared or paid on our common stock. In March 2006, our Board of Directors authorized the initiation of a quarterly cash dividend. The quarterly dividend of approximately $11,500,000, or $0.10 per common share, was paid on May 24, 2006, to shareholders of record as of the close of business on April 26, 2006. The indicated annual cash dividend, subject to capital availability, is $0.40 per common share, or approximately $46,000,000 in fiscal 2006 based on the current number of common shares outstanding.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. There have been no significant changes to the policies as discussed in our Annual Report on Form 10-K for the year ended January 29, 2006.

Impact of Inflation

The impact of inflation on results of operations was not significant for the first quarter of fiscal 2006 or the first quarter of fiscal 2005.

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

Interest Rate Risk

The interest payable on our credit facility, industrial development bond and the bond-related debt associated with our Memphis-based distribution facilities is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 49 basis points (an approximate 10% increase in the associated variable rates as of April 30, 2006), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 5% of our international purchase transactions are in currencies other than the U.S. dollar. As of April 30, 2006, any currency risks related to these transactions were not significant to us. A material decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of April 30, 2006, we have 14 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. Any gain or loss from these currency exchange rate fluctuations is recorded in selling, general and administrative expenses each reporting period and has not been material to us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of April 30, 2006, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note G to our Consolidated Financial Statements within Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS

The following information describes certain significant risks and uncertainties inherent in our business. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended January 29, 2006 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

Our retail stores, corporate offices, distribution centers, infrastructure projects and direct-to-customer operations, as well as the operations of vendors from which we receive goods and services, are vulnerable to damage from earthquakes, hurricanes, fires, floods, power losses, telecommunications failures, computer viruses, and similar events. If any of these events result in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

We experience fluctuations in our comparable store sales.

Our success depends, in part, upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, increased catalog circulation, and continued strength in our Internet business. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided. For example, the August 2005 natural disaster caused by Hurricane Katrina resulted in five temporary store closures. One of these stores remained closed at the end of the first quarter of fiscal 2006.

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

We have historically experienced fluctuations in customer response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom the catalogs are mailed, changes in mailing strategies, and the sizing and timing of delivery of the catalogs. In addition, environmental organizations may attempt to create an unfavorable impression of our paper use in catalogs. The failure to effectively produce or distribute our catalogs could affect the timing of catalog delivery. The timing of catalog delivery has been and can be affected by postal service delays. For example, the August 2005 natural disaster caused by Hurricane Katrina created domestic ground and rail transportation capacity constraints that resulted in late catalog delivery. Any delays in the timing of catalog delivery could cause customers to forego or defer purchases.

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

Changes to existing accounting rules or regulations may impact our future results of operations. For example, on December 16, 2004, the FASB issued SFAS No. 123R, “Share Based Payment,” which requires us, starting in the first quarter of fiscal 2006, to measure compensation costs for all stock-based compensation at fair value and record compensation expense equal to that value over the requisite service period. This accounting rule is estimated to have a negative impact of approximately 10% on our fiscal 2006 diluted earnings per share. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations or the questioning of current accounting practices, may adversely affect our results of operations.

Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

We make certain estimates and projections in connection with impairment analyses for certain of our store locations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review for impairment all stores for which current cash flows from operations are negative or the construction costs are significantly in excess of the amount originally expected. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the life of the lease. These calculations require us to make a number of estimates and projections of future results, often up to 20 years into the future. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain of these store locations. If these impairment charges are significant, our results of operations would be adversely affected.

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

We are subject to income taxes in many U.S. and Canadian jurisdictions. We record tax expense based on our estimates of future payments which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be on-going variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information required by this Item is contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Stock Repurchase Program” within Part I of this Form 10-Q.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 20, 2006, File No. 001-14077)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam Executive Vice President, Chief Financial Officer

Date: June 9, 2006