Form 10-Q
period 2006-07-30
WILLIAMS SONOMA INC
filed 2006-09-08
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2006.

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

As of August 27, 2006, 113,469,199 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	July 30, 2006	January 29, 2006	July 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$187,377	$360,982	$153,854
Accounts receivable – net	74,527	51,020	46,791
Merchandise inventories – net	565,691	520,292	521,459
Prepaid catalog expenses	64,059	53,925	55,300
Prepaid expenses	35,440	31,847	39,016
Deferred income taxes	57,279	57,267	39,023
Other assets	6,710	7,831	5,281
Total current assets	991,083	1,083,164	860,724
Property and equipment – net	900,565	880,305	869,021
Other assets – net	18,563	18,151	21,893
Total assets	$1,910,211	$1,981,620	$1,751,638
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$188,331	$196,074	$167,834
Accrued salaries, benefits and other	82,908	93,434	75,804
Customer deposits	174,710	172,775	164,594
Income taxes payable	10,183	83,589	-
Current portion of long-term debt	16,186	18,864	25,223
Other liabilities	23,915	25,656	19,132
Total current liabilities	496,233	590,392	452,587
Deferred rent and lease incentives	241,819	218,254	213,204
Long-term debt	14,037	14,490	16,023
Deferred income tax liabilities	12,371	18,455	21,052
Other long-term obligations	15,958	14,711	13,107
Total liabilities	780,418	856,302	715,973
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	-	-	-
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 113,451, 114,779 and 116,424 shares at July 30, 2006, January 29, 2006 and July 31, 2005, respectively	1,135	1,148	1,164
Additional paid-in capital	352,896	325,146	318,416
Retained earnings	766,641	791,329	710,041
Accumulated other comprehensive income	9,121	7,695	6,044
Total shareholders’ equity	1,129,793	1,125,318	1,035,665
Total liabilities and shareholders’ equity	$1,910,211	$1,981,620	$1,751,638

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars and shares in thousands, except per share amounts	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Net revenues	$825,536	$776,239	$1,619,822	$1,496,927
Cost of goods sold	510,976	481,404	999,841	917,170
Gross margin	314,560	294,835	619,981	579,757
Selling, general and administrative expenses	260,312	245,628	531,043	486,847
Interest income	(4,056)	(881)	(7,378)	(1,984)
Interest expense	542	487	1,069	969
Earnings before income taxes	57,762	49,601	95,247	93,925
Income taxes	22,199	18,778	36,585	36,929
Net earnings	$35,563	$30,823	$58,662	$56,996
Basic earnings per share	$0.31	$0.27	$0.51	$0.49
Diluted earnings per share	$0.30	$0.26	$0.50	$0.48
Shares used in calculation of earnings per share:
Basic	115,026	115,978	114,672	115,661
Diluted	117,724	118,886	117,515	118,419

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
Dollars in thousands	July 30, 2006	July 31, 2005
Cash flows from operating activities:
Net earnings	$58,662	$56,996
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	65,830	60,759
Net loss on disposal of assets	2,127	1,139
Amortization of deferred lease incentives	(14,286)	(12,095)
Deferred income taxes	(6,079)	-
Tax benefit from exercise of stock-based compensation	3,872	12,261
Stock-based compensation expense	16,886	-
Changes in:
Accounts receivable	(23,491)	(3,772)
Merchandise inventories	(45,327)	(68,978)
Prepaid catalog expenses	(10,134)	(1,779)
Prepaid expenses and other assets	(3,003)	753
Accounts payable	(22,510)	(5,976)
Accrued salaries, benefits and other	(11,048)	(9,683)
Customer deposits	1,900	16,034
Deferred rent and lease incentives	37,763	11,706
Income taxes payable	(73,443)	(72,050)
Net cash used in operating activities	(22,281)	(14,685)
Cash flows from investing activities:
Purchases of property and equipment	(84,481)	(77,142)
Net cash used in investing activities	(84,481)	(77,142)
Cash flows from financing activities:
Repayments of long-term obligations	(3,130)	(1,343)
Proceeds from exercise of stock-based compensation	9,581	20,259
Excess tax benefit from exercise of stock-based compensation	2,541	-
Repurchase of common stock	(65,430)	(12,387)
Payment of dividends	(11,591)	-
Credit facility renewal costs	-	(654)
Net cash (used in) provided by financing activities	(68,029)	5,875
Effect of exchange rates on cash and cash equivalents	1,186	596
Net decrease in cash and cash equivalents	(173,605)	(85,356)
Cash and cash equivalents at beginning of period	360,982	239,210
Cash and cash equivalents at end of period	$187,377	$153,854

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Twenty-Six Weeks Ended July 30, 2006 and July 31, 2005

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of July 30, 2006 and July 31, 2005, the condensed consolidated statements of earnings for the thirteen and twenty-six weeks ended July 30, 2006 and July 31, 2005, and the condensed consolidated statements of cash flows for the twenty-six weeks ended July 30, 2006 and July 31, 2005 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of January 29, 2006, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2006.

In January 2006, we decided to transition the merchandising strategies of our Hold Everything brand into our other existing brands by the end of fiscal 2006. In connection with this transition, we incurred a pre-tax charge of approximately $13,500,000, or $0.07 per diluted share, in the fourth quarter of fiscal 2005. In the second quarter of fiscal 2006, we incurred an additional charge of approximately $961,000, or less than $0.01 per diluted share. Of this pre-tax charge, approximately $732,000 is included in cost of goods sold and approximately $229,000 is included in selling, general and administrative expenses. For the twenty-six weeks ended July 30, 2006, we incurred a total charge of $4,134,000, or $0.02 per diluted share. Of this pre-tax charge, approximately $2,426,000 is included in cost of goods sold and approximately $1,708,000 is included in selling, general and administrative expenses. All of our Hold Everything retail stores were closed during the first quarter of fiscal 2006. The final phase of our operational shutdown was completed in the second quarter of fiscal 2006, with our final Hold Everything catalog mailed on May 16, 2006 and our website ceasing operations on June 30, 2006. Our Outlet stores are being used for the final clearance of inventory and the merchandising categories the brand represented are being transitioned into our other brands.

The results of operations for the thirteen and twenty-six weeks ended July 30, 2006 are not necessarily indicative of the operating results of the full year.

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

NOTE B. ACCOUNTING POLICIES

Customer Deposits

During the second quarter of fiscal 2006, we completed an analysis of our historical gift certificate and gift card redemption patterns, which included an independent actuarial study based on our historical redemption data. As a result of this analysis, we concluded that the likelihood of our gift certificates and gift cards being redeemed beyond four years from the date of issuance is remote. As a result, we have changed our estimate of the elapsed time for recording income associated with unredeemed gift certificates and gift cards to four years from our prior estimate of seven years. This change in estimate resulted in the recording of income in selling, general and administrative expense of approximately $12,400,000.

Recent Accounting Pronouncements

On January 30, 2006, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which requires us to expense all rental costs associated with our operating leases that are incurred during a construction period. The adoption of this Staff Position resulted in after-tax occupancy expense being recorded as a component of cost of goods sold of approximately $529,000 and $863,000 in the thirteen and twenty-six weeks ended July 30, 2006, respectively, or less than $0.01 per diluted share.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. We will adopt the provisions of FIN 48 beginning in the first quarter of fiscal 2007. We are currently in the process of determining the effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.

NOTE C. STOCK-BASED COMPENSATION

We maintain the 1993 Stock Option Plan (the “1993 Plan”), as amended, the 2000 Nonqualified Stock Option Plan (the “2000 Plan”), as amended, and the Amended and Restated 2001 Long-Term Incentive Plan (the “2001 Plan”) (collectively the “Plans”), to award stock options and stock-settled stock appreciation rights (collectively “stock awards”) and other forms of equity compensation, including restricted stock and restricted stock units, to our key employees and Board members and those of any parent or subsidiary. All stock award grants have a maximum term of ten years, except incentive stock options issued to shareholders with greater than 10% of the voting power of all of our stock, which have a maximum term of five years. The exercise price is not less than 100% of the fair market value of our stock on the date of the stock award grant or not less than 110% of such fair market value for an incentive stock option granted to a 10% shareholder. Shares issued as a result of stock award exercises will be funded with the issuance of new shares. Stock awards granted to employees generally vest over five years. Stock awards granted to non-employee Board members generally vest in one year. In May 2006, our shareholders approved the amendment and restatement of our 2001 Plan to increase the shares issuable under the Plan by 6,000,000 shares and to include in the 2001 Plan shares that remained available under the 1993 Plan and 2000 Plan as well as shares subject to outstanding options under these plans that subsequently expire unexercised. The 1993 Plan and the 2000 Plan will no longer be used to grant future awards. The Plans now provide for grants of stock awards, restricted stock or restricted stock units, dividend equivalents, deferred stock awards and other equity compensation awards up to an aggregate of 34,500,000 shares. As of July 30, 2006, there were 7,537,000 shares available for future grant.

Effective January 30, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires us to measure and record compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method. Accordingly, at the beginning of fiscal 2006, we began recording compensation expense for all stock-based awards under the modified prospective transition method.

Prior to January 30, 2006, we accounted for stock-based awards granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense was recognized prior to fiscal 2006 for stock awards with an exercise price equal to the fair value on the date of grant.

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to all of our stock-based compensation arrangements for the thirteen and twenty-six weeks ended July 31, 2005:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
Dollars in thousands, except per share amounts	July 31, 2005	July 31, 2005
Net earnings, as reported	$ 30,823	$ 56,996
Deduct: Total stock-based employee compensation expense Determined under fair value method for all awards, net of related tax effect	(4,217)	(7,901)
Pro forma net earnings	$ 26,606	$ 49,095
Basic earnings per share
As reported	$ 0.27	$ 0.49
Pro forma	0.23	0.42
Diluted earnings per share
As reported	$ 0.26	$ 0.48
Pro forma	0.23	0.42

As a result of adopting SFAS No. 123R, during the thirteen and twenty-six weeks ended July 30, 2006, our compensation expense recognized was based on the following:

❑	Stock Awards: Amortization related to the remaining unvested portion of all stock awards granted prior to January 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, and all new stock awards granted during the thirteen and twenty-six weeks ended July 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R;

❑	Restricted Stock Units: Amortization related to the remaining unvested portion of all restricted stock units granted prior to January 30, 2006 based on the market value of our stock on the date of grant.

Stock Awards

During the thirteen and twenty-six weeks ended July 30, 2006, we granted 166,850 and 1,183,150 stock awards, respectively.

The following table summarizes our stock award activity during the twenty-six weeks ended July 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (In Years)	Intrinsic Value[1]
Balance at January 29, 2006	10,309,909	$22.63
Granted (weighted average fair value of $13.98)	1,183,150	40.31
Exercised	(691,480)	13.86		$17,738,000
Canceled	(294,899)	33.43
Balance at July 30, 2006	10,506,680	$24.90	6.10	$98,140,000
Exercisable at July 30, 2006	6,729,812	$18.82	4.77	$92,528,000

1 Intrinsic value is defined as the difference between the current market value and the grant price.

The fair value of each stock award was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

❑	Expected term – For the thirteen and twenty-six weeks ended July 30, 2006, the expected term of the awards represents the period of time between the grant date of the award and the time the award is either exercised or canceled including an estimate for those awards still outstanding. For the thirteen and twenty-six weeks ended July 31, 2005, the expected term of the awards represents only the period of time between the grant date of the award and the time the award is either exercised or canceled.
❑	Expected volatility – For the thirteen and twenty-six weeks ended July 30, 2006, the expected volatility is based on an average of the historical volatility of our stock price, for a period approximating our expected term, and the implied volatility based on externally traded options of our stock that were entered into during the quarter. For the thirteen and twenty-six weeks ended July 31, 2005, the expected volatility was based only on the historical volatility of our stock price.
❑	Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the expected term.
❑	Dividend yield – The dividend yield is based on the initiation of our quarterly cash dividend, authorized by our Board of Directors in March 2006, and its anticipated dividend payout over the expected term of the award.

The weighted average assumptions for the thirteen and twenty-six weeks ended July 30, 2006 and July 31, 2005 are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Expected term (years)	5.0	6.5	5.0	6.5
Expected volatility	33.2%	59.5%	34.5%	59.7%
Risk-free interest rate	4.9%	3.9%	4.7%	3.9%
Dividend yield	1%	-	1%	-

The total after-tax expense recognized during the thirteen and twenty-six weeks ended July 30, 2006 on all stock awards was $4,523,000 and $8,387,000, respectively, leaving a remaining unamortized balance as of July 30, 2006 of $50,215,000 (net of estimated forfeitures), which we expect to be recognized on a straight-line basis over an average remaining life of approximately two years.

Restricted Stock Units

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

The following table summarizes restricted stock unit activity during the twenty-six weeks ended July 30, 2006:

	Shares	Intrinsic Value[1]
Unvested balance at January 29, 2006	840,000
Granted	-
Vested	-
Canceled	(20,000)
Unvested balance at July 30, 2006	820,000	$26,429,000

1 Intrinsic value for restricted stock units is defined as the current market value.

The total after-tax expense recognized during the thirteen and twenty-six weeks ended July 30, 2006 on all restricted stock units was $981,000 and $1,999,000, respectively, leaving a remaining unamortized balance as of July 30, 2006 of $25,818,000 (net of estimated forfeitures), which we expect to be recognized on a straight-line basis over an average remaining life of approximately four years.

Total Stock-Based Compensation Expense

For the thirteen and twenty-six weeks ended July 30, 2006, we recognized total stock-based compensation expense (net of tax), including the impact of SFAS No. 123R and the expense associated with the issuance of restricted stock units, as a component of selling, general and administrative expense, of $5,504,000 and $10,386,000, respectively, or approximately $0.05 and $0.09 per diluted share, respectively.

Tax Effect

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock-based awards as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123R now requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation awards exercised be classified as financing cash flows. For the thirteen and twenty-six weeks ended July 30, 2006, cash received from stock-based awards exercised was $3,376,000 and $9,581,000, respectively, and the tax benefit associated with such exercises totaled $3,297,000 and $6,690,000, respectively.

NOTE D. BORROWING ARRANGEMENTS

Credit Facility

As of July 30, 2006, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit and contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), and a minimum fixed charge coverage ratio. Prior to August 22, 2009, we may, upon notice to the lenders, request an increase in the credit facility of up to $100,000,000, to provide for a total of $400,000,000 of unsecured revolving credit. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility, and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the credit facility. The credit facility matures on February 22, 2010, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. During the twenty-six weeks ended July 30, 2006 and July 31, 2005, no amounts were borrowed under the credit facility. However, as of July 30, 2006, $35,973,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of July 30, 2006, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

We have three unsecured commercial letter of credit reimbursement facilities for an aggregate of $145,000,000, each of which expires on September 9, 2006. As of July 30, 2006, an aggregate of $124,731,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of July 30, 2006. On September 8, 2006, we amended the commercial letters of credit reimbursement facilities to include five unsecured facilities for an aggregate of $165,000,000 expiring on September 8, 2007. The latest expiration possible for any future letters of credit issued under the amended facilities is now February 5, 2008.

NOTE E. COMPREHENSIVE INCOME

Comprehensive income for the thirteen and twenty-six weeks ended July 30, 2006 and July 31, 2005 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Net earnings	$35,563	$30,823	$58,662	$56,996
Other comprehensive (loss) income -
foreign currency translation adjustment	(443)	746	1,426	874
Comprehensive income	$35,120	$31,569	$60,088	$57,870

NOTE F. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of common shares for the period.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Per Share Amount
Thirteen weeks ended July 30, 2006
Basic	$35,563	115,026	$0.31
Effect of dilutive stock-based awards	-	2,698
Diluted	$35,563	117,724	$0.30
Thirteen weeks ended July 31, 2005
Basic	$30,823	115,978	$0.27
Effect of dilutive stock-based awards	-	2,908
Diluted	$30,823	118,886	$0.26
Twenty-Six weeks ended July 30, 2006
Basic	$58,662	114,672	$0.51
Effect of dilutive stock-based awards	-	2,843
Diluted	$58,662	117,515	$0.50
Twenty-Six weeks ended July 31, 2005
Basic	$56,996	115,661	$0.49
Effect of dilutive stock-based awards	-	2,758
Diluted	$56,996	118,419	$0.48

Stock-based awards outstanding with an exercise price greater than the average market price of common shares were 2,588,000 and 121,000 for the thirteen weeks ended and 2,538,000 and 1,368,000 for the twenty-six weeks ended July 30, 2006 and July 31, 2005, respectively, and were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

NOTE H. SEGMENT REPORTING

We have two reportable segments, retail and direct-to-customer. The retail segment has six merchandising concepts which sell products for the home (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything, West Elm and Williams-Sonoma Home). The six retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. The direct-to-customer segment has seven merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and holdeverything.com). All of our Hold Everything retail stores were closed during the first quarter of fiscal 2006. The final phase of our operational shutdown was completed in the second quarter of fiscal 2006, with our final Hold Everything catalog mailed on May 16, 2006 and our website ceasing operations on June 30, 2006. Management’s expectation is that the overall economics of each of our major concepts within each reportable segment will be similar over time.

These reportable segments are strategic business units that offer similar home-centered products. They are managed separately because the business units utilize two distinct distribution and marketing strategies. It is not practicable for us to report revenue by product group.

We use earnings before unallocated corporate overhead, interest and taxes to evaluate segment profitability. Unallocated costs before income taxes include corporate employee-related costs, other occupancy expense, depreciation expense and administrative costs, primarily in our corporate systems, corporate facilities and other administrative departments. Unallocated assets include corporate cash and cash equivalents, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets.

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail[1]	Direct-to- Customer	Unallocated	Total
Thirteen weeks ended July 30, 2006
Net revenues	$463,372	$362,164	-	$825,536
Depreciation and amortization expense	22,210	4,910	$5,757	32,877
Earnings (loss) before income taxes[2]	41,086	51,551	(34,875)	57,762

Capital expenditures	29,523	7,013	8,930	45,466
Thirteen weeks ended July 31, 2005
Net revenues	$434,147	$342,092	-	$776,239
Depreciation and amortization expense	20,399	4,431	$5,779	30,609
Earnings (loss) before income taxes	39,247	49,937	(39,583)	49,601

Capital expenditures	26,174	7,787	8,816	42,777
Twenty-Six weeks ended July 30, 2006
Net revenues	$897,281	$722,541	-	$1,619,822
Depreciation and amortization expense	45,147	9,464	$11,219	65,830
Earnings (loss) before income taxes[2]	75,756	103,207	(83,716)	95,247

Assets[3]	1,055,754	329,322	525,135	1,910,211
Capital expenditures	53,738	14,941	15,802	84,481
Twenty-Six weeks ended July 31, 2005
Net revenues	$831,335	$665,592	-	$1,496,927
Depreciation and amortization expense	40,755	8,870	$11,134	60,759
Earnings (loss) before income taxes	77,728	97,270	(81,073)	93,925

Assets[3]	949,886	323,777	477,975	1,751,638
Capital expenditures	46,378	14,147	16,617	77,142

1 Includes revenues of $17.0 million and $12.2 million for the thirteen weeks ended July 30, 2006 and July 31, 2005, respectively, and $32.1 million and $22.8 million for the twenty-six weeks ended July 30, 2006 and July 31, 2005, respectively, related to our foreign operations.

2 Includes $0.5 million and $0.4 million in the retail and direct-to-customer segments, respectively, for the thirteen weeks ended July 30, 2006, and $2.2 million, $1.6 million and $0.3 million in the retail, direct-to-customer and corporate unallocated segments, respectively, for the twenty-six weeks ended July 30, 2006, related to the transitioning of the merchandising strategies of our Hold Everything brand into our other existing brands.

3 Includes $25.3 million and $24.7 million of long-term assets as of July 30, 2006 and July 31, 2005, respectively, related to our foreign operations.

NOTE I. SUBSEQUENT EVENT

In August 2006, our Board of Directors authorized a stock repurchase program to acquire up to 5,000,000 shares of our outstanding common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include projections of earnings, revenues or financial items, including the impact of accounting changes, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance of our brands, statements related to refining our merchandising strategies, statements related to our plans to increase retail leased square footage, statements related to expanding catalog circulation, statements related to increasing electronic direct marketing and paid search, statements relating to upgrading functionality on our e-commerce websites, statements relating to implementing the ability to issue and redeem gift cards in our direct-to-customer channel, statements related to implementing initiatives throughout the supply chain to reduce returns, replacements and damages, statements relating to enhancing our daily store replenishment program, statements relating to leveraging the in-sourced east coast furniture hub to enhance the furniture delivery experience for our customers and reduce our furniture delivery costs, statements related to implementing new marketing initiatives and expanding on-line and electronic direct marketing initiatives, statements related to our plans to open new retail stores, statements related to transitioning our Hold Everything brand, statements related to the use of our available cash, including the payment of a dividend, statements related to our projected capital expenditures, statements related to our stock repurchase program, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

OVERVIEW

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our six retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Hold Everything, West Elm and Williams-Sonoma Home). The direct-to-customer segment of our business sells similar products through our eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, Hold Everything, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and holdeverything.com). All of our Hold Everything retail stores were closed during the first quarter of fiscal 2006. The final phase of our operational shutdown was completed in the second quarter of fiscal 2006, with our final Hold Everything catalog mailed on May 16, 2006 and our website ceasing operations on June 30, 2006. Based on net revenues in fiscal 2005, retail net revenues accounted for 57.4% of our business and direct-to-customer net revenues accounted for 42.6% of our business. Based on their contribution to our net revenues in fiscal 2005 (representing approximately 90%), the core brands in both retail and direct-to-customer are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cookware essentials; and Pottery Barn Kids, which sells stylish children’s furnishings. The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Second Quarter of Fiscal 2006 Financial Results

In the second quarter of fiscal 2006, our net revenues increased 6.4% to $825,536,000 from $776,239,000 in the second quarter of fiscal 2005 primarily driven by increases in the Pottery Barn Kids, Pottery Barn, West Elm and Williams-Sonoma brands. Despite this increase in revenues during the quarter, we are seeing an overall softening in our consumer demand, primarily in our Pottery Barn brand.

During the quarter, we experienced several unusual business events, including unredeemed gift certificate income due to a change in estimate, litigation settlement income, expense associated with the departure of our Chief Executive Officer and the expense associated with the Hold Everything transition. Including a $0.01 per diluted share net benefit from these unusual business events and the implementation of two new accounting pronouncements (SFAS No. 123R, “Share-Based Payment” and Financial Accounting Standards (“FAS”) FSP 13-1, “Accounting for Rental Costs Incurred During a Construction Period”), diluted earnings per share for the second quarter of fiscal 2006 increased 15.4% to $0.30 per diluted share versus $0.26 per diluted share in the second quarter of fiscal 2005.

In our retail channel, net revenues increased 6.7% during the second quarter of fiscal 2006 versus the second quarter of fiscal 2005. This increase was primarily driven by a year-over-year increase in retail leased square footage of 7.5%, including 14 net new stores, and a comparable store sales increase of 1.2%. Net revenues generated in the West Elm, Pottery Barn Kids, Williams-Sonoma, Williams-Sonoma Home and Pottery Barn brands were the primary contributors to this year-over-year net revenues increase.

In our direct-to-customer channel, net revenues increased 5.9% during the second quarter of fiscal 2006 versus the second quarter of fiscal 2005. This year-over-year increase was primarily driven by net revenues generated in the Pottery Barn Kids, Pottery Barn, PBteen, West Elm and Williams-Sonoma brands due to an overall increase in page circulation and continued strength in our Internet business, resulting from our expanded efforts associated with electronic direct marketing and our on-line advertising initiatives. All brands in the direct-to-customer channel delivered positive growth during the quarter with the exception of the Williams-Sonoma Home and Hold Everything brands.

In our core brands, net revenues increased 5.9% in the second quarter of fiscal 2006 versus the second quarter of fiscal 2005, primarily driven by a positive consumer response to our core and seasonal merchandise in the Pottery Barn Kids and Williams-Sonoma brands. Within the Pottery Barn brand, despite an increase in net revenues during the second quarter, we have recently seen a softening in consumer demand.

In our emerging brands (West Elm, PBteen and Williams-Sonoma Home), net revenues increased 33.5% in the second quarter of fiscal 2006 versus the second quarter of fiscal 2005, primarily driven by the performance in the West Elm, PBteen and Williams-Sonoma Home brands.

In the West Elm brand, year-over-year revenue growth was driven by incremental revenue from new stores, improved catalog response, and increased traffic in e-commerce. In merchandising, we saw continued strength in furniture and textiles, in addition to decorative accessories and lighting. Also during the quarter, we re-launched our e-commerce website on a new IBM platform, and introduced enhanced functionality - bringing an improved on-line shopping experience to our customers.

In the PBteen brand, new product offerings and presentation, both of which were key initiatives for the brand as we entered the year, drove year-over-year revenue growth. From a merchandising perspective, we again saw strong performance in all furniture categories.

In the Williams-Sonoma Home brand, growth in the second quarter of fiscal 2006 in the retail channel was driven by incremental revenues from new stores, with five new stores at an average of 15,000 square feet per store operating at the end of the quarter. In the direct-to-customer channel, we continued to see strong growth in the furniture category. In addition, we launched our new Williams-Sonoma Home e-commerce website in August, which allows our customers to preview the entire furniture assortment in all fabrics and frames through a comprehensive furniture viewing tool.

In January 2006, we decided to transition the merchandising strategies of our Hold Everything brand into our other existing brands by the end of fiscal 2006. In connection with this transition, we incurred a pre-tax charge of approximately $13,500,000, or $0.07 per diluted share, in the fourth quarter of fiscal 2005. In the second quarter of fiscal 2006, we incurred an additional charge of approximately $961,000, or less than $0.01 per diluted share. Of this pre-tax charge, approximately $732,000 is included in cost of goods sold and approximately $229,000 is included in selling, general and administrative expenses. All of our retail stores were closed during the first quarter of fiscal 2006. The final phase of our operational shutdown was completed in the second quarter of fiscal 2006, with our final Hold Everything catalog mailed on May 16, 2006 and our website ceasing operations on June 30, 2006. Our Outlet stores are being used for the final clearance of inventory and the merchandising categories the brand represented are being transitioned into our other brands.

Second Quarter of Fiscal 2006 Operational Results

Operationally, from a supply chain perspective, we continued to make progress on the execution of our daily store replenishment program and completed the in-sourcing of our east coast furniture hub. We also implemented several new warehouse management initiatives that we believe may reduce our costs associated with customer returns and replacements.

Fiscal 2006

As we look forward to the back half of the year, we have begun to see a softening in consumer demand, especially in our Pottery Barn brand. Because of this, we are staying focused on the things that we can control (customer service, visual merchandising, inventory management, and operational execution) and we are capitalizing on the marketing opportunities that we believe exist with our multi-channel strategy.

We will continue to focus on our long-term strategic initiatives of driving profitable top-line revenue growth, increasing our pre-tax operating margin and enhancing shareholder value.

To drive profitable top-line revenue growth, we are continuing to invest in the growth opportunities that we believe will provide the greatest returns: increasing retail leased square footage; expanding catalog circulation; substantially increasing electronic direct marketing and paid search; upgrading functionality on our e-commerce websites; and implementing, for the first time, the ability to issue and redeem gift cards in our direct-to-customer channel.

In order to increase our pre-tax operating margin, we will remain focused on: continuing to implement initiatives throughout the supply chain to reduce returns, replacements and damages; enhancing our daily store replenishment program in the New York metro-area where both customer delivery and store replenishment can be efficiently combined; and leveraging the in-sourced east coast furniture hub to enhance the furniture delivery experience for our customers and reduce our furniture delivery costs.

Consistent with our strategic initiative to enhance shareholder value, we remain committed to returning capital to our shareholders through dividends and share repurchases, including the 5,000,000 share stock repurchase program authorized by our Board of Directors in August 2006.

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

The following table summarizes our net revenues for the thirteen weeks ended July 30, 2006 (“second quarter of fiscal 2006”) and July 31, 2005 (“second quarter of fiscal 2005”), and the twenty-six weeks ended July 30, 2006 (“year-to-date 2006”) and July 31, 2005 (“year-to-date 2005”):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	July 30, 2006	% Total	July 31, 2005	% Total	July 30, 2006	% Total	July 31, 2005	% Total
Retail revenues	$463,372	56.1%	$434,147	55.9%	$897,281	55.4%	$831,335	55.5%
Direct-to-customer revenues	362,164	43.9%	342,092	44.1%	722,541	44.6%	665,592	44.5%
Net revenues	$825,536	100.0%	$776,239	100.0%	$1,619,822	100.0%	$1,496,927	100.0%

Net revenues for the second quarter of fiscal 2006 increased by $49,297,000, or 6.4%, over the second quarter of fiscal 2005. The increase was primarily driven by a year-over-year increase in store leased square footage of 7.5% (including 29 new store openings and the remodeling and expansion of an additional 18 stores, partially offset by the temporary closure of 18 stores and the permanent closure of 15 stores, for a net of 14 new store openings) and a comparable store sales increase of 1.2%. This increase was further driven by increased page circulation of 4.2% and continued strength in our Internet business primarily due to our efforts associated with electronic direct marketing and on-line advertising initiatives.

Net revenues for year-to-date 2006 increased by $122,895,000, or 8.2%, over net revenues for year-to-date 2005. This was primarily due to a year-over-year increase in store leased square footage of 7.5% (including 29 new store openings and the remodeling and expansion of an additional 18 stores, partially offset by the temporary closure of 18 stores and the permanent closure of 15 stores, for a net of 14 new store openings) and a comparable store sales increase of 1.3%. This increase was further driven by increased page circulation of 5.8% and continued strength in our Internet business primarily due to our efforts associated with electronic direct marketing and on-line advertising initiatives.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Retail revenues	$463,372	$434,147	$897,281	$831,335
Percent growth in retail revenues	6.7%	13.4%	7.9%	13.3%
Percent increase in comparable store sales	1.2%	3.7%	1.3%	4.3%
Number of stores - beginning of period	569	552	570	552
Number of new stores	2	8	9	10
Number of new stores due to remodeling[1],2	10	4	15	5
Number of closed stores due to remodeling[1]	(8)	(4)	(13)	(7)
Number of permanently closed stores[3]	-	(1)	(8)	(1)
Number of stores - end of period	573	559	573	559
Store selling square footage at period-end	3,204,000	2,998,000	3,204,000	2,998,000
Store leased square footage (“LSF”) at period-end	5,159,000	4,798,000	5,159,000	4,798,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the period due to square footage expansion, store modification or relocation.

2 Fiscal year 2006 remodeled stores include one Williams-Sonoma, two Pottery Barn and one Pottery Barn Kids store reopenings after having been temporarily closed due to Hurricane Katrina.

3 Fiscal year 2006 permanently closed stores represent the closure of all eight of our remaining Hold Everything stores.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	April 30, 2006	Openings	Closings	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Williams-Sonoma	253	6	(3)	256	254	5,800	5,700
Pottery Barn	190	5	(4)	191	185	12,200	12,000
Pottery Barn Kids	91	-	-	91	88	7,800	7,800
Hold Everything	-	-	-	-	11	-	6,600
West Elm	14	-	-	14	6	16,100	14,700
Williams-Sonoma Home	5	-	-	5	-	14,700	-
Outlets	16	1	(1)	16	15	20,400	19,500
Total	569	12	(8)	573	559	9,000	8,600

Retail revenues in the second quarter of fiscal 2006 increased by $29,225,000, or 6.7%, over the second quarter of fiscal 2005. The increase was primarily driven by a year-over-year increase in store leased square footage of 7.5% (including 29 new store openings and the remodeling and expansion of an additional 18 stores, partially offset by the temporary closure of 18 stores and the permanent closure of 15 stores, for a net of 14 new store openings) and a comparable store sales increase of 1.2%. Net revenues generated in the West Elm, Pottery Barn Kids, Williams-Sonoma, Williams-Sonoma Home and Pottery Barn brands were the primary contributors to the year-over-year revenue increase, partially offset by the late 2005 and first quarter 2006 closures of the Hold Everything stores. Pottery Barn and Pottery Barn Kids accounted for 40.6% of the growth in retail revenues during the second quarter of fiscal 2006 over the second quarter of fiscal 2005.

Retail revenues for year-to-date 2006 increased $65,946,000, or 7.9%, over year-to-date 2005. The increase was primarily driven by a year-over-year increase in store leased square footage of 7.5% (including 29 new store openings and the remodeling and expansion of an additional 18 stores, partially offset by the temporary closure of 18 stores and the permanent closure of 15 stores, for a net of 14 new store openings) and a comparable store sales increase of 1.3%. Net revenues generated in the West Elm, Pottery Barn, Pottery Barn Kids, Williams-Sonoma and Williams-Sonoma Home brands were the primary contributors to the year-over-year revenue increase, partially offset by the late 2005 and first quarter 2006 closures of the Hold Everything stores. Pottery Barn and Pottery Barn Kids accounted for 42.3% of the growth in retail revenues during year-to-date 2006 over year-to-date 2005.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are meaningful to evaluating the performance of the retail strategy. For the second quarter of fiscal 2006 and 2005 and year-to-date 2006 and 2005, our total comparable store sales exclude the West Elm concept. In fiscal 2006, we expect to exclude West Elm and Williams-Sonoma Home. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes store remodelings, expansions and closings.

Percentages represent changes in comparable store sales versus the same period in the prior year.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Percent increase (decrease) in comparable store sales	July 30, 2006		July 31, 2005		July 30, 2006		July 31, 2005
Williams-Sonoma	2.3%		(0.2%	)	2.1%		(0.4%	)
Pottery Barn	(0.2%	)	5.6%		0.4%		5.8%
Pottery Barn Kids	8.1%		4.1%		5.7%		7.0%
Outlets	(8.6%	)	12.8%		(6.4%	)	16.0%
Hold Everything[1]	-		(17.6%	)	-		(17.2%	)
Total	1.2%		3.7%		1.3%		4.3%

1 Hold Everything stores are excluded from the 2006 comparable store sales calculation as its remaining eight stores were closed during the first quarter of fiscal 2006.

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

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Dollars in thousands	July 30, 2006		July 31, 2005	July 30, 2006		July 31, 2005
Catalog revenues[1]	$148,409		$169,306	$307,761		$339,295
Internet revenues[1]	213,755		172,786	414,780		326,297
Total direct-to-customer revenues[1]	$362,164		$342,092	$722,541		$665,592
Percent growth in direct-to-customer revenues	5.9%		11.5%	8.6%		11.6%
Percent (decrease) increase in number of catalogs circulated	(3.4%	)	8.9%	(0.6%	)	8.3%
Percent growth in number of pages circulated	4.2%		17.4%	5.8%		17.7%

1 Approximately 55% of our company-wide non-gift registry Internet revenues are driven by customers who recently received a catalog and approximately 45% are incremental to the direct-to-customer channel.

Direct-to-customer revenues in the second quarter of fiscal 2006 increased by $20,072,000, or 5.9%, over the second quarter of fiscal 2005. This increase was primarily driven by net revenues generated in the Pottery Barn Kids, Pottery Barn, PBteen, West Elm and Williams-Sonoma brands, primarily due to an overall increase in page circulation of 4.2% and continued strength in our Internet business, resulting from our expanded efforts associated with electronic direct marketing and our on-line advertising initiatives. All brands in the direct-to-customer channel delivered positive growth during the quarter with the exception of the Williams-Sonoma Home and Hold Everything brands.

Direct-to-customer revenues for year-to-date 2006 increased $56,949,000, or 8.6%, over year-to-date 2005. This increase was primarily driven by net revenues generated in the Pottery Barn Kids, Pottery Barn, PBteen, West Elm and Williams-Sonoma brands, primarily due to an overall increase in page circulation of 5.8% and continued strength in our Internet business, resulting from our expanded efforts associated with electronic direct marketing and our on-line advertising initiatives. All brands in the direct-to-customer channel delivered positive growth for year-to-date 2006 with the exception of the Williams-Sonoma Home and Hold Everything brands.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	July 30, 2006	% Net Revenues	July 31, 2005	% Net Revenues	July 30, 2006	% Net Revenues	July 31, 2005	% Net Revenues
Cost of goods sold	$510,976	61.9%	$481,404	62.0%	$999,841	61.7%	$917,170	61.3%

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

Our classification of expenses in cost of goods sold may not be comparable to other public companies, as we do not include non-occupancy related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third party warehouse management, and other distribution-related administrative expenses, are recorded in selling, general and administrative expenses.

Within our reportable segments, the direct-to-customer channel does not incur freight-to-store or store occupancy expenses, and typically operates with lower markdowns and inventory shrinkage than the retail channel. However, the direct-to-customer channel incurs higher shipping, damage and replacement costs than the retail channel.

Second Quarter of Fiscal 2006 vs. Second Quarter of Fiscal 2005

Cost of goods sold increased by $29,572,000, or 6.1%, in the second quarter of 2006 compared to the second quarter of 2005. Including expense of approximately $1,600,000 associated with the implementation of FSP FAS 13-1 and the Hold Everything transition, cost of goods sold as a percentage of net revenues decreased 10 basis points in the second quarter of fiscal 2006 from the second quarter of fiscal 2005. This decrease was primarily driven by a year-over-year improvement in cost of merchandise across all core brands, partially offset by a rate increase in occupancy expenses primarily due to the implementation of FSP FAS 13-1 and the Hold Everything transition, as well as higher direct-to-customer shipping costs.

In the retail channel, cost of goods sold as a percentage of retail net revenues increased 40 basis points in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 resulting from a rate increase in occupancy expenses primarily due to the implementation of FSP FAS 13-1 and the Hold Everything transition, partially offset by a year-over-year improvement in cost of merchandise across all core brands.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues decreased 50 basis points in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. This decrease was primarily driven by a year-over-year improvement in cost of merchandise across all core brands, partially offset by an increase in occupancy expenses and higher direct-to-customer shipping costs.

Year-to-Date 2006 vs. Year-to-Date 2005

Cost of goods sold for year-to-date 2006 increased by $82,671,000, or 9.0%, over year-to-date 2005. Including expense of approximately $3,800,000 associated with the Hold Everything transition and the implementation of FSP FAS 13-1, cost of goods sold as a percentage of net revenues increased 40 basis points for year-to-date 2006 compared to year-to-date 2005. This increase was primarily driven by fiscal 2005 infrastructure investments that were not fully implemented until the back half of 2005, including: retail occupancy costs in our emerging brand stores, the incremental costs associated with daily store replenishment and increased distribution capacity. This increase was further driven by the expense associated with the Hold Everything transition and the implementation of FSP FAS 13-1, as well as higher customer shipping costs. This increase was partially offset by a year-over-year improvement in cost of merchandise across all core brands.

In the retail channel, cost of goods sold as a percentage of retail net revenues increased 70 basis points for year-to-date 2006 compared to year-to-date 2005 resulting from fiscal 2005 infrastructure investments that were not fully implemented until the back half of 2005, including: retail occupancy costs in our emerging brand stores and the incremental costs associated with daily store replenishment. This increase was further driven by the charge associated with the Hold Everything transition and the implementation of FSP FAS 13-1, partially offset by a year-over-year improvement in cost of merchandise across all core brands.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues increased 50 basis points for year-to-date 2006 compared to year-to-date 2005. This increase was primarily due to an increase in occupancy expenses associated with increased distribution capacity and higher direct-to-customer shipping costs, partially offset by a year-over-year improvement in cost of merchandise across all core brands.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	July 30, 2006	% Net Revenues	July 31, 2005	% Net Revenues	July 30, 2006	% Net Revenues	July 31, 2005	% Net Revenues
Selling, general and administrative expenses	$260,312	31.5%	$245,628	31.6%	$531,043	32.8%	$486,847	32.5%

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

Second Quarter of Fiscal 2006 vs. Second Quarter of Fiscal 2005

Selling, general and administrative expenses increased by $14,684,000, or 6.0%, in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Including an approximate $3,200,000 net benefit associated with certain unusual business events (unredeemed gift certificate income due to a change in estimate, litigation settlement income, the expense associated with the departure of our Chief Executive Officer and the expense associated with the Hold Everything transition), partially offset by the implementation of FAS 123R, selling, general and administrative expenses as a percentage of net revenues decreased 10 basis points in the second quarter of fiscal 2006 from the second quarter of fiscal 2005. This decrease was primarily driven by the recording of income associated with unredeemed gift certificates resulting from a change in estimate, the recording of income from the settlement of certain litigation, and reductions in other general expenses. This decrease was partially offset by higher employment and advertising costs. Increased employment costs as a percentage of net revenues were primarily driven by an increase in stock-based compensation expense from the implementation of FAS 123R, expense incurred in connection with the departure of our Chief Executive Officer, and the ongoing investment in the growth of the West Elm and Williams-Sonoma Home brands. Higher advertising costs as a percentage of net revenues were primarily driven by reduced catalog productivity in the Pottery Barn brand.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues decreased 20 basis points in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. This decrease resulted primarily from a change in estimate for recording income associated with unredeemed gift certificates and a reduction in other general expenses, partially offset by an increase in employment costs due to the ongoing investment in the growth of the West Elm and Williams-Sonoma Home brands.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues increased 80 basis points in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. This increase was primarily due to higher advertising costs as a percentage of net revenues driven by reduced catalog productivity in the Pottery Barn brand and increased employment costs.

Year-to-Date 2006 vs. Year-to-Date 2005

Selling, general and administrative expenses for year-to-date 2006 increased by $44,196,000, or 9.1%, over year-to-date 2005. Including expense of approximately $6,200,000 associated with the implementation of FAS 123R, partially offset by unusual business events (unredeemed gift certificate income due to a change in estimate, litigation settlement income, the expense associated with the departure of our Chief Executive Officer and the expense associated with the Hold Everything transition), selling, general and administrative expenses as a percentage of net revenues increased 30 basis points for year-to-date 2006 from year-to-date 2005. This increase was primarily driven by increased employment costs. Increased employment costs as a percentage of net revenues were primarily driven by an increase in stock-based compensation expense from the implementation of FAS 123R, expense incurred in connection with the departure of our Chief Executive Officer, and the ongoing investment in the growth of the West Elm and Williams-Sonoma Home brands. This increase was partially offset by the recording of income associated with unredeemed gift certificates resulting from a change in estimate and the settlement of certain litigation.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues increased 20 basis points for year-to-date 2006 compared to year-to-date 2005. This increase resulted from increased employment costs primarily driven by the ongoing investment in the growth of the West Elm and Williams-Sonoma Home brands, partially offset by a change in estimate for recording income associated with unredeemed gift certificates.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues decreased 20 basis points for year-to-date 2006 compared to year-to-date 2005. This decrease was primarily driven by a rate decrease in advertising costs resulting from a year-over-year reduction in catalog advertising costs in the Hold Everything brand (due to the final catalog being mailed on May 16, 2006) and a greater percentage of total company net revenues being generated in the e-commerce channel, which incurs advertising expense at a lower rate than the company average. This rate decrease was partially offset by a rate increase in advertising costs resulting from reduced catalog productivity in the Pottery Barn brand.

INTEREST INCOME

Interest income was $4,056,000 in the second quarter of fiscal 2006, compared to $881,000 in the second quarter of fiscal 2005, comprised primarily of income from short-term investments classified as cash and cash equivalents. For year-to-date 2006, interest income was $7,378,000 compared to $1,984,000 for year-to-date 2005. The increase in interest income during the second quarter of fiscal 2006 and year-to-date 2006 compared to the second quarter of fiscal 2005 and year-to-date 2005 resulted from higher cash balances during 2006 compared to 2005, as well as an increase in the interest rates associated with these short-term investments.

INCOME TAXES

Our effective tax rate was 38.4% for the second quarter of fiscal 2006 and 37.9% for the second quarter of fiscal 2005. Our second quarter of fiscal 2006 income tax rate increased over the second quarter of fiscal 2005 due to the timing of favorable resolutions of certain tax matters in the second quarter of fiscal 2005, resulting in a lower second quarter of fiscal 2005 tax rate.

Our effective tax rate was 38.4% for year-to-date 2006 and 39.3% for year-to-date 2005. Our year-to-date 2006 tax rate decreased primarily due to an increase in reserves for potential state income tax exposure in 2005, resulting in a higher year-to-date 2005 tax rate. We expect our effective tax rate to be in the range of 38.1% to 38.3% in fiscal 2006. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of July 30, 2006, we held $187,377,000 in cash and cash equivalents. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than in other periods. Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In the remainder of fiscal 2006, we plan to utilize our cash resources to fund our inventory and inventory-related purchases, catalog advertising and marketing initiatives, current store development and infrastructure strategies, share repurchases and issuance of dividends. In addition to the current cash balances on-hand, we have a $300,000,000 credit facility that may be used for loans or letters of credit. No amounts were borrowed by us under the credit facility in year-to-date 2006 or year-to-date 2005. However, as of July 30, 2006, $35,973,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities over the upcoming twelve-month period.

For year-to-date 2006, net cash used in operating activities was $22,281,000 compared to net cash used in operating activities of $14,685,000 for year-to-date 2005. Net cash used for year-to-date 2006 was primarily attributable to the payment of income taxes and the purchase of merchandise inventories to support the increase in sales in our core and emerging brands. This was partially offset by an increase in deferred lease incentives due to the construction of additional retail stores during the year.

For year-to-date 2006, net cash used in investing activities was $84,481,000 compared to net cash used in investing activities of $77,142,000 for year-to-date 2005. For year-to-date 2006, purchases of property and equipment were comprised of $50,492,000 for stores, $24,205,000 for systems development projects (including e-commerce websites) and $9,784,000 for distribution and facility infrastructure projects.

In fiscal 2006, we anticipate investing $185,000,000 to $205,000,000 in the purchase of property and equipment, primarily for the construction of 28 new stores and 27 remodeled stores, systems development projects (including e-commerce websites), and distribution and facility infrastructure projects.

For year-to-date 2006, net cash used by financing activities was $68,029,000 compared to net cash provided in financing activities of $5,875,000 for year-to-date 2005. Net cash used by financing activities was primarily due to the repurchase of common stock and the payment of dividends.

Stock Repurchase Program

In March 2006, our Board of Directors authorized a stock repurchase program to acquire up to 2,000,000 shares of our outstanding common stock. During the second quarter of fiscal 2006, we repurchased and retired all 2,000,000 shares of our common stock under this program at a weighted average cost of $32.33 per share and an aggregate cost of approximately $64,653,000.

The following table summarizes our repurchases of shares of our common stock during the second quarter of fiscal 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan	Maximum Number of Shares that May Yet be Purchased Under Any Plan
May 1, 2006 – May 28, 2006	-	-	-	2,000,000
May 29, 2006 – June 25, 2006	-	-	-	2,000,000
June 26, 2006 – July 30, 2006	2,000,000	$ 32.33	2,000,000	-
Total	2,000,000	$32.33	2,000,000	-

In August 2006, our Board of Directors authorized a stock repurchase program to acquire up to 5,000,000 shares of our outstanding common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Dividend Policy

Prior to March 2006, no cash dividend had ever been declared or paid on our common stock. In March 2006, our Board of Directors authorized the initiation of a quarterly cash dividend. The quarterly dividend of approximately $11,600,000, or $0.10 per common share, was paid on May 24, 2006, to shareholders of record as of the close of business on April 26, 2006. On June 22, 2006, we declared a quarterly dividend of $0.10 per common share, or approximately $11,500,000, which was paid on August 24, 2006 to shareholders of record as of the close of business on July 27, 2006. The indicated annual cash dividend, subject to capital availability, is $0.40 per common share, or approximately $46,000,000 in fiscal 2006 based on the current number of common shares outstanding.

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

During the second quarter of fiscal 2006, we completed an analysis of our historical gift certificate and gift card redemption patterns, which included an independent actuarial study based on our historical redemption data. As a result of this analysis, we concluded that the likelihood of our gift certificates and gift cards being redeemed beyond four years from the date of issuance is remote. As a result, we have changed our estimate of the elapsed time for recording income associated with unredeemed gift certificates and gift cards to four years from our prior estimate of seven years.

Impact of Inflation

The impact of inflation on results of operations was not significant for year-to-date 2006 or for year-to-date 2005.

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

Interest Rate Risk

The interest payable on our credit facility, industrial development bond and the bond-related debt associated with our Memphis-based distribution facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. If interest rates on existing variable rate debt rose 53 basis points (an approximate 10% increase in the associated variable rates as of July 30, 2006), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 5% of our international purchase transactions are in currencies other than the U.S. dollar. As of July 30, 2006, any currency risks related to these transactions are not significant to us. A material decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of July 30, 2006, we have 14 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. Any gain or loss from these currency exchange rate fluctuations is recorded in selling, general and administrative expenses each reporting period and has not been material to us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of July 30, 2006, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2006. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended January 29, 2006 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

Our success depends, in part, upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, increased catalog circulation, and continued strength in our Internet business. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided. For example, the August 2005 natural disaster caused by Hurricane Katrina resulted in five temporary store closures. As of July 30, 2006, all five stores have been reopened.

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

Insurance costs continue to increase, affected by natural catastrophes, fear of terrorism and financial irregularities and other fraud at publicly traded companies. We believe that commercial insurance coverage is prudent for risk management, and insurance costs may increase substantially in the future. In addition, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and attendant expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.

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

In March 2006, we initiated a quarterly cash dividend of $0.10 per common share. In addition, in August 2006, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. The dividend and the share repurchase program may require a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, new product development initiatives, unanticipated capital expenditures or to fund our operations. Our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited or terminated at any time. Our ability to pay dividends and repurchase shares will depend on our ability to generate cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and negatively impact our stock price. In addition, we may be subject to lawsuits regarding the use of our cash for dividends or share repurchases.

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

We maintain a liability for unredeemed gift certificates and merchandise credits until the earlier of redemption, escheatment or four years. After four years, the remaining unredeemed gift certificate or merchandise credit liability is relieved and recorded within selling, general and administrative expenses. In the event that a state or states were to require that these unredeemed certificates and credits be escheated to that state or states, then our business and operating results would be harmed.

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

We rely on the services of key personnel, whose knowledge of our business and expertise would be difficult to replace.

Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any of our key employees leave, is seriously injured or unable to work, and we were unable to find a qualified replacement, we may be unable to execute our business strategy.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information required by this Item is contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Stock Repurchase Program” within Part I of this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 23, 2006. At this meeting, the shareholders took the following actions:

(I) The shareholders elected each of the following persons by the vote indicated to serve as a member of our Board of Directors until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified:

Name	For	Withheld
Sanjiv Ahuja	104,594,678	187,100
Adrian D.P. Bellamy	104,208,755	573,023
Patrick J. Connolly	104,626,229	155,549
Adrian T. Dillon	104,631,511	150,267
Jeanne P. Jackson	104,184,028	597,750
W. Howard Lester	102,513,584	2,268,194
Michael R. Lynch	104,521,411	260,367
Edward A. Mueller	104,513,036	268,742
Richard T. Robertson	104,361,126	420,652
David B. Zenoff	104,598,918	182,860

(II) The shareholders approved, by the vote indicated, an amendment and restatement of the Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan to (i) increase the shares issuable under the plan by 6,000,000 shares, plus 705,743 shares that remained available for issuance in our 1993 Stock Option Plan and our 2000 Nonqualified Stock Option Plan as of March 15, 2006, plus any shares subject to outstanding options under these plans that subsequently expire unexercised, up to a maximum of 754,160 shares and (ii) to make certain other amendments:

For	Against	Abstain	Broker Non-Vote
79,948,894	17,791,744	49,936	6,991,204

(III) The shareholders ratified, by the vote indicated, the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending January 28, 2007:

For	Against	Abstain	Broker Non-Vote
102,770,534	1,976,395	34,849	0

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws of Williams-Sonoma, Inc.
10.1	Separation Agreement entered into July 9, 2006 between Williams-Sonoma, Inc. and Edward Mueller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 11, 2006, File No. 001-14077)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam
Executive Vice President,
Chief Operating and Chief Financial Officer

Date: September 8, 2006