Form 10-Q
period 2006-10-29
WILLIAMS SONOMA INC
filed 2006-12-08
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2006.

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

As of November 26, 2006, 112,151,147 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 29, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	October 29, 2006	January 29, 2006	October 30, 2005
ASSETS
Current assets
Cash and cash equivalents	$108,706	$360,982	$91,811
Accounts receivable – net	57,874	51,020	60,238
Merchandise inventories – net	661,248	520,292	587,415
Prepaid catalog expenses	78,702	53,925	67,492
Prepaid expenses	38,538	31,847	36,510
Deferred income taxes	57,291	57,267	39,051
Other assets	7,645	7,831	6,450
Total current assets	1,010,004	1,083,164	888,967
Property and equipment – net	930,307	880,305	879,722
Other assets – net	16,975	18,151	21,186
Total assets	$1,957,286	$1,981,620	$1,789,875
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$218,832	$196,074	$196,606
Accrued salaries, benefits and other	86,113	93,434	78,039
Customer deposits	181,536	172,775	168,171
Income taxes payable	13,533	83,589	9,300
Current portion of long-term debt	15,914	18,864	19,385
Other liabilities	24,735	25,656	18,816
Total current liabilities	540,663	590,392	490,317
Deferred rent and lease incentives	239,001	218,254	221,681
Long-term debt	13,037	14,490	14,750
Deferred income tax liabilities	10,134	18,455	21,152
Other long-term obligations	18,396	14,711	14,685
Total liabilities	821,231	856,302	762,585
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	-	-	-
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 112,848, 114,779 and 115,239 shares at October 29, 2006, January 29, 2006 and October 30, 2005, respectively	1,128	1,148	1,152
Additional paid-in capital	359,076	325,146	317,689
Retained earnings	766,179	791,329	701,184
Accumulated other comprehensive income	9,672	7,695	7,265
Total shareholders’ equity	1,136,055	1,125,318	1,027,290
Total liabilities and shareholders’ equity	$1,957,286	$1,981,620	$1,789,875

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars and shares in thousands, except per share amounts	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Net revenues	$852,758	$827,623	$2,472,580	$2,324,550
Cost of goods sold	527,020	501,546	1,526,861	1,418,716
Gross margin	325,738	326,077	945,719	905,834
Selling, general and administrative expenses	282,412	266,727	813,455	753,574
Interest income	(1,841)	(1,101)	(9,220)	(3,084)
Interest expense	523	493	1,593	1,462
Earnings before income taxes	44,644	59,958	139,891	153,882
Income taxes	15,502	22,871	52,087	59,800
Net earnings	$29,142	$37,087	$87,804	$94,082
Basic earnings per share	$0.26	$0.32	$0.77	$0.81
Diluted earnings per share	$0.25	$0.31	$0.75	$0.79
Shares used in calculation of earnings per share:
Basic	113,268	116,070	114,423	115,671
Diluted	115,849	118,900	117,210	118,454

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
Dollars in thousands	October 29, 2006	October 30, 2005
Cash flows from operating activities:
Net earnings	$87,804	$94,082
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	99,457	91,159
Net loss on disposal of assets	4,189	3,494
Amortization of deferred lease incentives	(21,415)	(18,131)
Deferred income taxes	(8,340)	117
Tax benefit from exercise of stock-based compensation	2,048	12,961
Stock-based compensation expense	22,932	-
Changes in:
Accounts receivable	(6,388)	(16,025)
Merchandise inventories	(140,807)	(134,651)
Prepaid catalog expenses	(24,777)	(13,972)
Prepaid expenses and other assets	(5,640)	2,763
Accounts payable	2,940	22,511
Accrued salaries, benefits and other	(4,609)	(6,229)
Customer deposits	8,691	19,522
Deferred rent and lease incentives	41,993	24,987
Income taxes payable	(70,080)	(62,706)
Net cash (used in) provided by operating activities	(12,002)	19,882
Cash flows from investing activities:
Purchases of property and equipment	(144,401)	(119,357)
Net cash used in investing activities	(144,401)	(119,357)
Cash flows from financing activities:
Repayments of long-term obligations	(4,404)	(8,454)
Proceeds from exercise of stock options	11,201	21,856
Excess tax benefit from exercise of stock options	4,649	-
Repurchase of common stock	(85,438)	(61,366)
Payment of dividends	(23,061)	-
Credit facility renewal costs	(218)	(654)
Net cash used in financing activities	(97,271)	(48,618)
Effect of exchange rates on cash and cash equivalents	1,398	694
Net decrease in cash and cash equivalents	(252,276)	(147,399)
Cash and cash equivalents at beginning of period	360,982	239,210
Cash and cash equivalents at end of period	$108,706	$91,811

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Thirty-Nine Weeks Ended October 29, 2006 and October 30, 2005

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of October 29, 2006 and October 30, 2005, the condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended October 29, 2006 and October 30, 2005, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended October 29, 2006 and October 30, 2005 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of January 29, 2006, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2006.

The results of operations for the thirteen and thirty-nine weeks ended October 29, 2006 are not necessarily indicative of the operating results of the full year.

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

In January 2006, we decided to transition the merchandising strategies of our Hold Everything brand into our other existing brands by the end of fiscal 2006. In connection with this transition, we incurred a pre-tax charge of approximately $13,500,000, or $0.07 per diluted share, in the fourth quarter of fiscal 2005. In the third quarter of fiscal 2006, we incurred an additional charge of approximately $225,000, or less than $0.01 per diluted share. Of this pre-tax charge, approximately $269,000 is included in cost of goods sold, offset by a benefit of approximately $44,000 in selling, general and administrative expenses. For the thirty-nine weeks ended October 29, 2006, we incurred a total charge of $4,359,000, or $0.02 per diluted share. Of this pre-tax charge, approximately $2,695,000 is included in cost of goods sold and approximately $1,664,000 is included in selling, general and administrative expenses. All of our Hold Everything retail stores were closed during the first quarter of fiscal 2006. The final phase of our operational shutdown was completed in the second quarter of fiscal 2006, with our final Hold Everything catalog mailed on May 16, 2006 and our website ceasing operations on June 30, 2006. Our Outlet stores are being used for the final clearance of inventory and the merchandising categories the brand represented are being transitioned into our other brands.

NOTE B. ACCOUNTING POLICIES

Customer Deposits

During the second quarter of fiscal 2006, we completed an analysis of our historical gift certificate and gift card redemption patterns, which included an independent actuarial study based on our historical redemption data. As a result of this analysis, we concluded that the likelihood of our gift certificates and gift cards being redeemed beyond four years from the date of issuance is remote. As a result, we changed our estimate of the elapsed time for recording income associated with unredeemed gift certificates and gift cards to four years from our prior estimate of seven years. This change in estimate resulted in the recording of income in selling, general and administrative expense in the second quarter of fiscal 2006 of approximately $12,400,000.

Recent Accounting Pronouncements

On January 30, 2006, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which requires us to expense all rental costs associated with our operating leases that are incurred during a construction period. The adoption of this Staff Position resulted in after-tax occupancy expense being recorded as a component of cost of goods sold of approximately $445,000, or less than $0.01 per diluted share, and $1,307,000, or $0.01 per diluted share, in the thirteen and thirty-nine weeks ended October 29, 2006, respectively.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, transition and disclosure requirements for uncertain tax positions. We will adopt the provisions of FIN 48 beginning in the first quarter of fiscal 2007. We are currently in the process of determining the effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. We do not expect the adoption of EITF 06-3 to have a material impact on our consolidated financial position, results of operation or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides the Staff’s views regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. The evaluation requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial position, results of operation or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 only applies to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments, and measurements that are similar to, but not intended to be, fair value. This Statement is effective for fiscal years beginning after November 15, 2007 and will require additional disclosures in our financial statements. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operation or cash flows.

NOTE C. STOCK-BASED COMPENSATION

We maintain the 1993 Stock Option Plan (the “1993 Plan”), as amended, the 2000 Nonqualified Stock Option Plan (the “2000 Plan”), as amended, and the amended and restated 2001 Long-Term Incentive Plan (the “2001

Plan”) (collectively the “Plans”), to award stock options and stock-settled stock appreciation rights (collectively “stock awards”) and other forms of equity compensation, including restricted stock and restricted stock units, to our key employees and Board members and those of any parent or subsidiary. All stock award grants have a maximum term of ten years, except incentive stock options issued to shareholders with greater than 10% of the voting power of all of our stock, which have a maximum term of five years. The exercise price is not less than 100% of the fair market value of our stock on the date of the stock award grant or not less than 110% of such fair market value for an incentive stock option granted to a 10% shareholder. Shares issued as a result of stock award exercises will be funded with the issuance of new shares. Stock awards granted to employees generally vest over five years. Stock awards granted to non-employee Board members generally vest in one year. In May 2006, our shareholders approved the amendment and restatement of our 2001 Plan to increase the shares issuable under the Plan by 6,000,000 shares and to include in the 2001 Plan shares that remained available under the 1993 Plan and 2000 Plan as well as shares subject to outstanding options under these plans that subsequently expire unexercised. The 1993 Plan and the 2000 Plan will no longer be used to grant future awards. The Plans now provide for grants of stock awards, restricted stock or restricted stock units, dividend equivalents, deferred stock awards and other equity compensation awards up to an aggregate of 34,500,000 shares. As of October 29, 2006, there were 6,976,000 shares available for future grant.

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

Prior to January 30, 2006, we accounted for stock-based awards granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense was recognized prior to fiscal 2006 for stock awards with an exercise price equal to the fair value on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to all of our stock-based compensation arrangements for the thirteen and thirty-nine weeks ended October 30, 2005:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
Dollars in thousands, except per share amounts	October 30, 2005	October 30, 2005
Net earnings, as reported	$ 37,087	$ 94,082
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(4,336)	(12,237)
Pro forma net earnings	$ 32,751	$ 81,845
Basic earnings per share
As reported	$ 0.32	$ 0.81
Pro forma	0.28	0.71
Diluted earnings per share
As reported	$ 0.31	$ 0.79
Pro forma	0.28	0.70

As a result of adopting SFAS No. 123R, during the thirteen and thirty-nine weeks ended October 29, 2006, our compensation expense recognized was based on the following:

❑

Stock Awards: Amortization related to the remaining unvested portion of all stock awards granted prior to January 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, and all new stock awards granted during the thirteen and thirty-nine weeks ended October 29, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R;

❑	Restricted Stock Units: Amortization related to the unvested portion of all restricted stock units granted to-date based on the market value of our stock on the date of grant.

Stock Awards

During the thirteen and thirty-nine weeks ended October 29, 2006, we granted stock awards for 648,400 and 1,831,550 shares, respectively.

The following table summarizes our stock award activity during the thirty-nine weeks ended October 29, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (In Years)	Intrinsic Value[1]
Balance at January 29, 2006	10,309,909	$22.63
Granted (weighted average fair value of $12.63)	1,831,550	36.93
Exercised	(768,768)	14.57		$18,634,000
Canceled	(453,001)	34.22
Balance at October 29, 2006	10,919,690	$25.12	6.06	$114,376,000
Exercisable at October 29, 2006	6,753,794	$19.00	4.55	$104,799,000

1 Intrinsic value is defined as the difference between the current market value and the grant price.

The fair value of each stock award was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

❑	Expected term – For the thirteen and thirty-nine weeks ended October 29, 2006, the expected term of the awards represents the period of time between the grant date of the award and the time the award is either exercised or canceled including an estimate for those awards still outstanding. For the thirteen and thirty-nine weeks ended October 30, 2005, the expected term of the awards represents only the period of time between the grant date of the award and the time the award is either exercised or canceled.

❑	Expected volatility – For the thirteen and thirty-nine weeks ended October 29, 2006, the expected volatility is based on an average of the historical volatility of our stock price, for a period approximating our expected term, and the implied volatility based on externally traded options of our stock that were entered into during the quarter. For the thirteen and thirty-nine weeks ended October 30, 2005, the expected volatility was based only on the historical volatility of our stock price.

❑	Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the expected term.

❑	Dividend yield – The dividend yield is based on the initiation of our quarterly cash dividend, authorized by our Board of Directors in March 2006, and its anticipated dividend payout over the expected term of the award.

The weighted average assumptions for the thirteen and thirty-nine weeks ended October 29, 2006 and October 30, 2005 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Expected term (years)	5.0	6.5	5.0	6.5
Expected volatility	32.4%	58.0%	33.7%	59.4%
Risk-free interest rate	4.7%	4.2%	4.7%	4.2%
Dividend yield	1%	-	1%	-

The total after-tax expense recognized during the thirteen and thirty-nine weeks ended October 29, 2006 on all stock awards was $2,832,000 and $11,269,000, respectively, leaving a remaining unamortized balance as of October 29, 2006 of $48,903,000 (net of estimated forfeitures), which we expect to recognize on a straight-line basis over an average remaining life of approximately two years.

Restricted Stock Units

Prior to fiscal year 2006, we issued restricted stock units for 840,000 shares of our common stock. In September 2006, we issued additional restricted stock units for 70,000 shares of our common stock. The fair market value of these additional restricted stock units awarded was based on a stock price of $30.34 per share for a total value of $2,124,000. The total value of all restricted stock units is being amortized on a straight-line basis over the vesting period, with fifty percent of the restricted stock units vesting on January 31, 2010, and the remaining fifty percent vesting on January 31, 2011, based upon the employees’ continued employment throughout the vesting period.

The following table summarizes restricted stock unit activity during the thirty-nine weeks ended October 29, 2006:

	Shares	Intrinsic Value[1]
Unvested balance at January 29, 2006	840,000
Granted	70,000
Vested	-
Canceled	(20,000)
Unvested balance at October 29, 2006	890,000	$30,491,000

1 Intrinsic value for restricted stock units is defined as the current market value.

The total after-tax expense recognized during the thirteen and thirty-nine weeks ended October 29, 2006 on all restricted stock units was $1,105,000 and $3,100,000, respectively, leaving a remaining unamortized balance as of October 29, 2006 of $25,979,000 (net of estimated forfeitures), which we expect to recognize on a straight-line basis over an average remaining life of approximately four years.

Total Stock-Based Compensation Expense

For the thirteen and thirty-nine weeks ended October 29, 2006, we recognized total stock-based compensation expense (net of tax), including the impact of SFAS No. 123R and the expense associated with the issuance of restricted stock units, as a component of selling, general and administrative expense, of $3,937,000 and $14,369,000, respectively, or approximately $0.03 and $0.12 per diluted share, respectively.

Tax Effect

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock-based awards as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation awards exercised be classified as financing cash flows. For the thirteen and thirty-nine weeks ended October 29, 2006, cash received from stock-based awards exercised was $1,620,000 and $11,201,000, respectively, and the tax benefit associated with such exercises totaled $336,000 and $7,026,000, respectively.

NOTE D. BORROWING ARRANGEMENTS

Credit Facility

On October 4, 2006, we entered into the Fourth Amended and Restated Credit Agreement that amends and replaces our existing credit facility and provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. The credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR). Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the new credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The new credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the new credit facility, and an obligation of any or all of the Company’s U.S. subsidiaries to pay the full amount of the Company’s obligations under the new credit facility. The new credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. During the thirty-nine weeks ended October 29, 2006 and October 30, 2005, no amounts were borrowed under the credit facility. However, as of October 29, 2006, $37,473,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of October 29, 2006, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

We have five unsecured commercial letter of credit reimbursement facilities for an aggregate of $165,000,000, each of which expires on September 8, 2007. As of October 29, 2006, an aggregate of $118,251,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of October 29, 2006. The latest expiration possible for any future letters of credit issued under the facilities is February 5, 2008.

NOTE E. COMPREHENSIVE INCOME

Comprehensive income for the thirteen and thirty-nine weeks ended October 29, 2006 and October 30, 2005 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Net earnings	$29,142	$37,087	$87,804	$94,082
Other comprehensive income
Foreign currency translation adjustment	503	1,221	1,929	2,096
Net unrealized gain on investment	47	-	47	-
Comprehensive income	$29,692	$38,308	$89,780	$96,178

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Per Share Amount
Thirteen weeks ended October 29, 2006
Basic	$29,142	113,268	$0.26
Effect of dilutive stock-based awards		2,581
Diluted	$29,142	115,849	$0.25
Thirteen weeks ended October 30, 2005
Basic	$37,087	116,070	$0.32
Effect of dilutive stock-based awards		2,830
Diluted	$37,087	118,900	$0.31
Thirty-Nine weeks ended October 29, 2006
Basic	$87,804	114,423	$0.77
Effect of dilutive stock-based awards		2,787
Diluted	$87,804	117,210	$0.75
Thirty-Nine weeks ended October 30, 2005
Basic	$94,082	115,671	$0.81
Effect of dilutive stock-based awards		2,783
Diluted	$94,082	118,454	$0.79

Stock-based awards outstanding with an exercise price greater than the average market price of common shares were 3,435,000 and 264,000 for the thirteen weeks ended and 2,496,000 and 1,491,000 for the thirty-nine weeks ended October 29, 2006 and October 30, 2005, respectively, and were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

NOTE H. SEGMENT REPORTING

We have two reportable segments, retail and direct-to-customer. The retail segment has five merchandising concepts which sell products for the home (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). The five retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. The direct-to-customer segment has six merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm and Williams-Sonoma Home) and sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com, and wshome.com). All of our Hold Everything retail stores were closed during the first quarter of fiscal 2006. The final phase of our operational shutdown was completed in the second quarter of fiscal 2006, with our final Hold Everything catalog mailed on May 16, 2006 and our website ceasing operations on June 30, 2006. Management’s expectation is that the overall economics of each of our major concepts within each reportable segment will be similar over time.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail[1]	Direct-to- Customer	Unallocated	Total
Thirteen weeks ended October 29, 2006
Net revenues	$470,885	$381,873	-	$852,758
Depreciation and amortization expense	22,760	4,963	$5,904	33,627
Earnings (loss) before income taxes[2]	33,451	60,987	(49,794)	44,644

Capital expenditures	43,494	6,571	9,855	59,920
Thirteen weeks ended October 30, 2005
Net revenues	$444,674	$382,949	-	$827,623
Depreciation and amortization expense	20,742	4,341	$5,317	30,400
Earnings (loss) before income taxes	37,368	61,605	(39,015)	59,958

Capital expenditures	31,515	2,523	8,177	42,215
Thirty-Nine weeks ended October 29, 2006
Net revenues	$1,368,166	$1,104,414	-	$2,472,580
Depreciation and amortization expense	67,907	14,427	$17,123	99,457
Earnings (loss) before income taxes[2]	109,207	164,194	(133,510)	139,891

Assets[3]	1,155,544	347,938	453,804	1,957,286
Capital expenditures	97,232	21,512	25,657	144,401
Thirty-Nine weeks ended October 30, 2005
Net revenues	$1,276,009	$1,048,541	-	$2,324,550
Depreciation and amortization expense	61,497	13,211	$16,451	91,159
Earnings (loss) before income taxes	115,095	158,875	(120,088)	153,882

Assets[3]	1,046,186	329,082	414,607	1,789,875
Capital expenditures	77,893	16,670	24,794	119,357

1 Includes revenues of $18.0 million and $14.9 million for the thirteen weeks ended October 29, 2006 and October 30, 2005, respectively, and $50.2 million and $37.7 million for the thirty-nine weeks ended October 29, 2006 and October 30, 2005, respectively, related to our foreign operations.

2 Includes a loss of $0.2 million in the retail segment for the thirteen weeks ended October 29, 2006, and losses of $2.4 million, $1.6 million and $0.4 million in the retail, direct-to-customer and corporate unallocated segments, respectively, for the thirty-nine weeks ended October 29, 2006, related to the transitioning of the merchandising strategies of our Hold Everything brand into our other existing brands.

3 Includes $24.8 million and $27.1 million of long-term assets as of October 29, 2006 and October 30, 2005, respectively, related to our foreign operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include projections of earnings, revenues or financial items, including the impact of accounting changes, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance of our brands, statements related to refining our merchandising strategies, statements related to our plans to increase retail leased square footage, statements related to expanding catalog circulation, statements related to increasing electronic direct marketing and paid search, statements relating to implementing the ability to issue and redeem gift cards in our direct-to-customer channel, statements related to implementing initiatives throughout the supply chain to reduce returns, replacements and damages, statements relating to enhancing our daily store replenishment program, statements relating to leveraging the in-sourced east coast furniture hub to enhance the furniture delivery experience for our customers and reduce our furniture delivery costs, statements related to implementing new marketing initiatives and expanding on-line and electronic direct marketing initiatives, statements related to our plans to open new retail stores and remodel other retail stores, statements related to systems development projects, statements related to distribution and facility infrastructure projects, statements related to transitioning our Hold Everything brand, statements related to the use of our available cash, including the payment of a dividend, statements related to our projected capital expenditures, statements related to our stock repurchase program, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

OVERVIEW

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). The direct-to-customer segment of our business sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed + Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). All of our Hold Everything retail stores were closed during the first quarter of fiscal 2006. The final phase of our operational shutdown was completed in the second quarter of fiscal 2006, with our final Hold Everything catalog mailed on May 16, 2006 and our website ceasing operations on June 30, 2006. Based on net revenues in fiscal 2005, retail net revenues accounted for 57.4% of our business and direct-to-customer net revenues accounted for 42.6% of our business. Based on their contribution to our net revenues in fiscal 2005 (representing approximately 90%), the core brands in both retail and direct-to-customer are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cookware essentials; and Pottery Barn Kids, which sells stylish children’s furnishings. The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Third Quarter of Fiscal 2006 Financial Results

In the third quarter of fiscal 2006, our net revenues increased 3.0% to $852,758,000 from $827,623,000 in the third quarter of fiscal 2005, primarily driven by increases in the West Elm, Pottery Barn Kids, Williams-Sonoma and Williams-Sonoma Home brands. Despite this increase in revenues during the quarter, we have seen continuing softness in the Pottery Barn brand and increasing volatility in our other home furnishings brands.

Including a $0.04 per diluted share impact from the implementation of two new accounting pronouncements (SFAS No. 123R, “Share-Based Payment” and Financial Accounting Standards (“FAS”) FSP 13-1, “Accounting for Rental Costs Incurred During a Construction Period”) and the Hold Everything transition charge, diluted earnings per share for the third quarter of fiscal 2006 decreased 19.4% to $0.25 per diluted share versus $0.31 per diluted share in the third quarter of fiscal 2005.

In our retail channel, net revenues increased 5.9% during the third quarter of fiscal 2006 versus the third quarter of fiscal 2005. This increase was primarily driven by a 7.7% year-over-year increase in retail leased square footage, including 11 net new stores. Net revenues generated in the West Elm, Williams-Sonoma, Williams-Sonoma Home and Pottery Barn Kids brands were the primary contributors to the year-over-year revenue increase, partially offset by the closure of all of the Hold Everything brand stores in late 2005 and the first quarter of 2006.

In our direct-to-customer channel, net revenues decreased 0.3% during the third quarter of fiscal 2006 versus the third quarter of fiscal 2005. This decrease was primarily driven by the transition of the Hold Everything brand earlier this year and a reduction in year-over-year revenues in the Pottery Barn brand. These decreases were partially offset by increases in net revenues generated in the Pottery Barn Kids, PBteen, West Elm and Williams-Sonoma brands.

In our core brands, net revenues increased 2.7% in the third quarter of fiscal 2006 versus the third quarter of fiscal 2005, primarily driven by a positive consumer response to our core and seasonal merchandise in the Pottery Barn Kids and Williams-Sonoma brands. In the Williams-Sonoma brand, we saw a positive response to our fall merchandising themes, and year-over-year merchandising margins improved due to increased full price selling and successful sourcing initiatives. In the Pottery Barn Kids brand, revenue growth was positive in all key categories, with particular strength in textiles and decorative accessories. Within the Pottery Barn brand, however, we saw a weakening in consumer response to our core merchandising strategy, which we believe was partially driven by further softening in the home-related retail environment and increased levels of competitive promotional activity.

In our emerging brands (West Elm, PBteen and Williams-Sonoma Home), net revenues increased 30.5% in the third quarter of fiscal 2006 versus the third quarter of fiscal 2005, primarily driven by the performance in the West Elm and Williams-Sonoma Home brands.

In the West Elm brand, we continued to see year-over-year revenue growth, driven by incremental revenue from our new stores, improved catalog response, and increased traffic in e-commerce. In the retail channel, we opened six new stores during the third quarter, bringing our store count to 20 stores, with an average square footage of approximately 17,100 square feet. In the direct-to-customer channel, revenue growth was driven by increased catalog circulation and electronic direct marketing, in addition to successful e-mail capture initiatives in our retail stores, which supported an increase in customer e-mail contacts. From a merchandising perspective, we saw continued strength in furniture, textiles, and decorative accessories.

In the Williams-Sonoma Home brand, growth in the third quarter was driven by incremental sales from new stores. During the third quarter, we opened two new stores, and ended the quarter with seven stores averaging approximately 14,500 square feet. In the direct-to-customer channel, we continue to capitalize on our multi-channel strategy and our newly launched e-commerce website, which continued to gain momentum throughout the quarter, as customer awareness increased. From a merchandising perspective, furniture continued to be a driver of sales growth, particularly custom upholstery and case goods.

In the PBteen brand, year-over-year revenue growth was 14.1%, on top of a 28.1% increase last year. From a merchandising perspective during the quarter, revenue growth was positive in all key categories, with particular strength in furniture.

Third Quarter of Fiscal 2006 Operational Results

During the third quarter, we continued to make considerable progress in our supply chain operations. In our newly in-sourced East coast furniture hub, our customer return rates were less than half of the return rates at our outsourced hubs. In our Memphis-based operations, we continued to make significant progress on our customer return inventory management initiatives.

Remainder of Fiscal 2006

As we look forward to the fourth quarter, we are continuing to see softness in our Pottery Barn brand, and increased volatility in our other home furnishings brands. Therefore, we are focused on driving sales to both our channels by continuing to execute against the initiatives that will drive increased traffic and consumer response.

The initiatives in the retail channel include: leveraging our strong in-stock position, maximizing conversion in our stores by maintaining a high level of customer service and visual merchandising, and utilizing markdown strategies to drive increased traffic.

The growth initiatives in the direct-to-customer channel include: increasing catalog circulation by approximately 9% in the fourth quarter, increasing electronic direct marketing and paid search, and implementing gift card issuance and redemption in the Pottery Barn and Pottery Barn Kids brands.

We are also focused on executing against the following supply chain initiatives: generating further cost reduction and operational efficiencies in our daily store replenishment program by combining store replenishment with local customer deliveries in the New York market; capitalizing on new technologies in our monogramming operations to reduce product damage and improve labor productivity; and replicating the process improvements that we implemented in our in-sourced furniture hub to our outsourced hubs.

Finally, we are focused on driving shareholder value by optimizing profitability, delivering on our financial commitments, and returning excess capital to our shareholders through dividends and share repurchases.

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

The following table summarizes our net revenues for the thirteen weeks ended October 29, 2006 (“third quarter of fiscal 2006”) and October 30, 2005 (“third quarter of fiscal 2005”), and the thirty-nine weeks ended October 29, 2006 (“year-to-date 2006”) and October 30, 2005 (“year-to-date 2005”):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 29, 2006	% Total	October 30, 2005	% Total	October 29, 2006	% Total	October 30, 2005	% Total
Retail revenues	$470,885	55.2%	$444,674	53.7%	$1,368,166	55.3%	$1,276,009	54.9%
Direct-to-customer revenues	381,873	44.8%	382,949	46.3%	1,104,414	44.7%	1,048,541	45.1%
Net revenues	$852,758	100.0%	$827,623	100.0%	$2,472,580	100.0%	$2,324,550	100.0%

Net revenues for the third quarter of fiscal 2006 increased by $25,135,000, or 3.0%, over the third quarter of fiscal 2005. The increase was primarily driven by a year-over-year increase in store leased square footage of 7.7% (including 26 new store openings and the remodeling and expansion of an additional 22 stores, partially offset by the temporary closure of 22 stores and the permanent closure of 15 stores, for a net of 11 new store openings). This increase was further driven by continued strength in our Internet business, primarily due to our efforts associated with electronic direct marketing and on-line advertising initiatives.

Net revenues for year-to-date 2006 increased by $148,030,000, or 6.4%, over net revenues for year-to-date 2005. This was primarily due to a year-over-year increase in store leased square footage of 7.7% (including 26 new store openings and the remodeling and expansion of an additional 22 stores, partially offset by the temporary closure of 22 stores and the permanent closure of 15 stores, for a net of 11 new store openings) and a comparable store sales increase of 0.8%. This increase was further driven by increased catalog page circulation of 2.2% and continued strength in our Internet business, primarily due to our efforts associated with electronic direct marketing and on-line advertising initiatives.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Retail revenues	$470,885	$444,674	$1,368,166	$1,276,009
Percent growth in retail revenues	5.9%	12.8%	7.2%	13.1%
Percent increase in comparable store sales	0.0%	4.4%	0.8%	4.3%
Number of stores - beginning of period	573	559	570	552
Number of new stores	11	14	20	24
Number of new stores due to remodeling[1],2	7	3	22	8
Number of closed stores due to remodeling[1]	(9)	(5)	(22)	(12)
Number of permanently closed stores[3]	-	-	(8)	(1)
Number of stores - end of period	582	571	582	571
Store selling square footage at period-end	3,320,000	3,096,000	3,320,000	3,096,000
Store leased square footage (“LSF”) at period-end	5,349,000	4,967,000	5,349,000	4,967,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the period due to square footage expansion, store modification or relocation.

2 Fiscal year 2006 remodeled stores include one Williams-Sonoma, two Pottery Barn and one Pottery Barn Kids store reopenings after having been temporarily closed due to Hurricane Katrina.

3 Fiscal year 2006 permanently closed stores represent the closure of all eight of our remaining Hold Everything stores.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	July 30, 2006	Openings	Closings	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Williams-Sonoma	256	5	(6)	255	256	5,900	5,700
Pottery Barn	191	5	(3)	193	188	12,200	12,000
Pottery Barn Kids	91	-	-	91	88	7,800	7,800
Hold Everything	-	-	-	-	11	-	6,600
West Elm	14	6	-	20	10	17,100	15,900
Williams-Sonoma Home	5	2	-	7	3	14,500	13,900
Outlets	16	-	-	16	15	20,400	19,500
Total	573	18	(9)	582	571	9,200	8,700

Retail revenues in the third quarter of fiscal 2006 increased by $26,211,000, or 5.9%, over the third quarter of fiscal 2005. The increase was primarily driven by a year-over-year increase in store leased square footage of 7.7% (including 26 new store openings and the remodeling and expansion of an additional 22 stores, partially offset by the temporary closure of 22 stores and the permanent closure of 15 stores, for a net of 11 new store openings). Net revenues generated in the West Elm, Williams-Sonoma, Williams-Sonoma Home and Pottery Barn Kids brands were the primary contributors to the year-over-year revenue increase, partially offset by the closure of all of the Hold Everything brand stores in late 2005 and the first quarter of 2006.

Retail revenues for year-to-date 2006 increased $92,157,000, or 7.2%, over year-to-date 2005. The increase was primarily driven by a year-over-year increase in store leased square footage of 7.7% (including 26 new store openings and the remodeling and expansion of an additional 22 stores, partially offset by the temporary closure of 22 stores and the permanent closure of 15 stores, for a net of 11 new store openings) and a comparable store sales increase of 0.8%. Net revenues generated in the West Elm, Williams-Sonoma, Pottery Barn Kids, Pottery Barn and Williams-Sonoma Home brands were the primary contributors to the year-over-year revenue increase, partially offset by the closure of all of the Hold Everything brand stores in late 2005 and the first quarter of 2006.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are meaningful to evaluating the performance of the retail strategy. For the third quarter of fiscal 2006 and 2005 and year-to-date 2006 and 2005, our total comparable store sales exclude the West Elm concept. In fiscal 2006, we expect to exclude West Elm and Williams-Sonoma Home. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes store remodelings, expansions and closings.

Percentages represent changes in comparable store sales versus the same period in the prior year.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Percent increase (decrease) in comparable store sales	October 29, 2006		October 30, 2005		October 29, 2006		October 30, 2005
Williams-Sonoma	4.3%		1.3%		2.8%		0.2%
Pottery Barn	(2.5%	)	5.5%		(0.6%	)	5.7%
Pottery Barn Kids	2.3%		3.8%		4.5%		5.8%
Outlets	(6.7%	)	16.0%		(6.5%	)	16.0%
Hold Everything[1]	-		(7.4%	)	-		(13.7%	)
Total	0.0%		4.4%		0.8%		4.3%

1 Hold Everything stores are excluded from the 2006 comparable store sales calculation as this brand’s remaining eight stores were closed during the first quarter of fiscal 2006.

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

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 29, 2006		October 30, 2005		October 29, 2006		October 30, 2005
Catalog revenues[1]	$154,581		$185,447		$462,342		$524,743
Internet revenues[1]	227,292		197,502		642,072		523,798
Total direct-to-customer revenues[1]	$381,873		$382,949		$1,104,414		$1,048,541
Percent growth in direct-to-customer revenues	(0.3%	)	16.5%		5.3%		13.3%
Percent (decrease) increase in number of catalogs circulated	(11.6%	)	(5.3%	)	(3.9%	)	3.7%
Percent (decrease) increase in number of pages circulated	(5.6%	)	0.7%		2.2%		11.7%

1Approximately 55% of our company-wide non-gift registry Internet revenues are driven by customers who recently received a catalog and approximately 45% are incremental to the direct-to-customer channel.

Direct-to-customer revenues in the third quarter of fiscal 2006 decreased by $1,076,000, or 0.3%, over the third quarter of fiscal 2005. This decrease was primarily driven by the transition of the Hold Everything brand earlier this year and a reduction in year-over-year revenues in the Pottery Barn brand. This decrease was partially offset by increases in net revenues generated in the Pottery Barn Kids, PBteen, West Elm and Williams-Sonoma brands primarily due to continued strength in our Internet business, resulting from our expanded efforts associated with electronic direct marketing and our on-line advertising initiatives.

Direct-to-customer revenues for year-to-date 2006 increased $55,873,000, or 5.3%, over year-to-date 2005. This increase was primarily driven by net revenues generated in the Pottery Barn Kids, Pottery Barn, PBteen and West Elm brands due to an overall increase in catalog page circulation of 2.2% and continued strength in our Internet business, resulting from our expanded efforts associated with electronic direct marketing and our on-line advertising initiatives. This increase was partially offset by the transition of the Hold Everything brand earlier this year.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 29, 2006	% Net Revenues	October 30, 2005	% Net Revenues	October 29, 2006	% Net Revenues	October 30, 2005	% Net Revenues
Cost of goods sold	$527,020	61.8%	$501,546	60.6%	$1,526,861	61.8%	$1,418,716	61.0%

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

Within our reportable segments, the direct-to-customer channel does not incur freight-to-store or store occupancy expenses, and typically operates with lower markdowns and inventory shrinkage than the retail channel. However, the direct-to-customer channel incurs higher customer shipping, damage and replacement costs than the retail channel.

Third Quarter of Fiscal 2006 vs. Third Quarter of Fiscal 2005

Cost of goods sold increased by $25,474,000, or 5.1%, in the third quarter of 2006 compared to the third quarter of 2005. Including expense of approximately $1,000,000 associated with the implementation of FSP FAS 13-1 and the Hold Everything transition, cost of goods sold as a percentage of net revenues increased 120 basis points in the third quarter of fiscal 2006 from the third quarter of fiscal 2005. This increase was primarily driven by fixed occupancy expenses in the retail channel increasing at a faster rate than net revenue growth, including the costs associated with the retail rollout of our emerging brands. It was also driven by a greater percentage of total company net revenues being generated in the retail channel, which carries a substantially higher occupancy expense rate as a percentage of net revenues than the direct-to-customer channel, the implementation of FSP FAS 13-1 and the Hold Everything transition.

In the retail channel, cost of goods sold as a percentage of retail net revenues increased 140 basis points in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 primarily driven by fixed occupancy expenses increasing at a faster rate than net revenue growth, including the costs associated with the retail rollout of our emerging brands. This increase was further driven by an increase in cost of merchandise, the implementation of FSP FAS 13-1 and the Hold Everything transition.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues increased 10 basis points in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. This increase was primarily due to an increase in occupancy expenses and higher direct-to-customer shipping costs, partially offset by an improvement in cost of merchandise.

Year-to-Date 2006 vs. Year-to-Date 2005

Cost of goods sold for year-to-date 2006 increased by $108,145,000, or 7.6%, over year-to-date 2005. Including expense of approximately $4,800,000 associated with the Hold Everything transition and the implementation of FSP FAS 13-1, cost of goods sold as a percentage of net revenues increased 80 basis points for year-to-date 2006 compared to year-to-date 2005. This increase was primarily driven by fixed occupancy expenses in the retail channel increasing at a faster rate than net revenue growth, including the costs associated with the retail rollout of our emerging brands. This increase was further driven by the charge associated with the Hold Everything transition and the implementation of FSP FAS 13-1.

In the retail channel, cost of goods sold as a percentage of retail net revenues increased 100 basis points for year-to-date 2006 compared to year-to-date 2005 primarily driven by fixed occupancy expenses in the retail channel increasing at a faster rate than net revenue growth, including the costs associated with the retail rollout of our emerging brands. This increase was further driven by the charge associated with the Hold Everything transition and the implementation of FSP FAS 13-1.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues increased 40 basis points for year-to-date 2006 compared to year-to-date 2005. This increase was primarily due to an increase in other occupancy expenses and higher direct-to-customer shipping costs, partially offset by an improvement in cost of merchandise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 29, 2006	% Net Revenues	October 30, 2005	% Net Revenues	October 29, 2006	% Net Revenues	October 30, 2005	% Net Revenues
Selling, general and administrative expenses	$282,412	33.1%	$266,727	32.2%	$813,455	32.9%	$753,574	32.4%

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

Third Quarter of Fiscal 2006 vs. Third Quarter of Fiscal 2005

Selling, general and administrative expenses increased by $15,685,000, or 5.9%, in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. Including expense of approximately $6,000,000 associated with the implementation of SFAS 123R, selling, general and administrative expenses as a percentage of net revenues increased 90 basis points in the third quarter of fiscal 2006 from the third quarter of fiscal 2005. This increase was primarily driven by higher employment costs due to the recognition of stock-based compensation expense from the implementation of SFAS 123R, ongoing investments in the growth of the emerging brands, in addition to retail labor costs in our core brands increasing at a faster rate than revenue growth. Employment costs were also higher due to a greater percentage of total company net revenues being generated in the retail channel, which carries a substantially higher employment expense rate as a percentage of net revenues than the direct-to-customer channel. This increase was partially offset by lower advertising costs as a percentage of net revenues primarily driven by the elimination of unproductive catalog circulation in the Hold Everything brand, which was transitioned in the second quarter of fiscal 2006.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues decreased 10 basis points in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 due to an increase in other income. This decrease was partially offset by ongoing investments in the growth of the emerging brands, in addition to retail labor costs in our core brands increasing at a faster rate than revenue growth.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues remained flat in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 due to lower advertising costs as a percentage of net revenues, primarily driven by the elimination of unproductive catalog circulation in the Hold Everything brand, and reductions in other general expenses. This was offset by higher employment costs due to direct-to-customer labor costs in our core brands increasing at a faster rate than revenue growth.

Year-to-Date 2006 vs. Year-to-Date 2005

Selling, general and administrative expenses for year-to-date 2006 increased by $59,881,000, or 7.9%, over year-to-date 2005. Including expense of approximately $12,200,000 associated with the implementation of SFAS 123R, net of the impact of unusual business events (unredeemed gift certificate income due to a change in estimate, the expense associated with the departure of our Chief Executive Officer, litigation settlement income and the expense associated with the Hold Everything transition), selling, general and administrative expenses as a percentage of net revenues increased 50 basis points for year-to-date 2006 from year-to-date 2005. This increase was primarily driven by increased employment costs due to the recognition of stock-based compensation expense from the implementation of SFAS 123R, in addition to expense incurred in connection with the departure of our Chief Executive Officer, ongoing investments in the growth of the emerging brands as well as retail labor costs in our core brands increasing at a faster rate than revenue growth. Employment costs were also higher due to a greater percentage of total company net revenues being generated in the retail channel, which carries a substantially higher employment expense rate as a percentage of net revenues than the direct-to-customer channel. This increase was partially offset by the recording of income associated with unredeemed gift certificates resulting from a change in estimate and the settlement of certain litigation.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues increased 10 basis points for year-to-date 2006 compared to year-to-date 2005. This resulted from an increase in employment costs related to ongoing investments in the growth of the emerging brands as well as retail labor costs in our core brands increasing at a faster rate than revenue growth, partially offset by a change in estimate for recording income associated with unredeemed gift certificates.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues decreased 10 basis points for year-to-date 2006 compared to year-to-date 2005. This decrease was primarily driven by a rate decrease in advertising costs resulting from the elimination of unproductive catalog circulation in the Hold Everything brand, which was transitioned during the second quarter of fiscal 2006, and a greater percentage of total company net revenues being generated in the e-commerce channel, which incurs advertising expense at a lower rate than the company average. This decrease was partially offset by reduced catalog productivity in the Pottery Barn brand.

INTEREST INCOME

Interest income was $1,841,000 in the third quarter of fiscal 2006, compared to $1,101,000 in the third quarter of fiscal 2005, comprised primarily of income from short-term investments classified as cash and cash equivalents. For year-to-date 2006, interest income was $9,220,000 compared to $3,084,000 for year-to-date 2005. The increase in interest income during the third quarter of fiscal 2006 and year-to-date 2006 compared to the third quarter of fiscal 2005 and year-to-date 2005 resulted from an increase in the interest rates associated with these short-term investments, as well as higher cash balances during fiscal 2006 compared to fiscal 2005.

INCOME TAXES

Our effective tax rate was 34.7% for the third quarter of fiscal 2006 and 38.2% for the third quarter of fiscal 2005. Our third quarter of fiscal 2006 income tax rate decreased over the third quarter of fiscal 2005 due to certain income tax benefits that were favorably resolved under audit in the third quarter of 2006.

Our effective tax rate was 37.2% for year-to-date 2006 and 38.9% for year-to-date 2005. Our year-to-date 2006 tax rate decreased primarily due to certain income tax benefits that were favorably resolved under audit in the third quarter of 2006, as well as an increase in reserves for potential state income tax exposure in 2005, resulting in a higher year-to-date 2005 tax rate. We expect our effective tax rate to be in the range of 38.0% to 38.2% in fiscal 2006. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of October 29, 2006, we held $108,706,000 in cash and cash equivalents. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than in other periods. Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In the remainder of fiscal 2006, we plan to utilize our cash resources to fund our inventory and inventory-related purchases, catalog advertising and marketing initiatives, current store development and infrastructure strategies, share repurchases and the payment of dividends. In addition to the current cash balances on-hand, we have a $300,000,000 credit facility that may be used for loans or letters of credit. No amounts were borrowed by us under the credit facility in year-to-date 2006 or year-to-date 2005. However, as of October 29, 2006, $37,473,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities over the upcoming twelve-month period.

For year-to-date 2006, net cash used in operating activities was $12,002,000 compared to net cash provided by operating activities of $19,882,000 for year-to-date 2005. Net cash used for year-to-date 2006 was primarily attributable to the purchase of merchandise inventories in preparation for our fourth quarter holiday sales and the payment of income taxes. This was partially offset by an increase in deferred lease incentives due to the construction of additional retail stores during the year.

For year-to-date 2006, net cash used in investing activities was $144,401,000 compared to net cash used in investing activities of $119,357,000 for year-to-date 2005. For year-to-date 2006, purchases of property and equipment were comprised of $92,546,000 for stores, $34,957,000 for systems development projects (including e-commerce websites) and $16,898,000 for distribution and facility infrastructure projects.

In fiscal 2006, we anticipate investing $185,000,000 to $205,000,000 in the purchase of property and equipment, primarily for the construction of 28 new stores and 28 remodeled stores, systems development projects (including e-commerce websites), and distribution and facility infrastructure projects.

For year-to-date 2006, net cash used in financing activities was $97,271,000 compared to net cash used in financing activities of $48,618,000 for year-to-date 2005. Net cash used in financing activities was primarily due to the repurchase of common stock and the payment of dividends.

Stock Repurchase Program

In August 2006, our Board of Directors authorized a stock repurchase program to acquire up to 5,000,000 shares of our outstanding common stock. During the third quarter of fiscal 2006, we repurchased and retired 680,400 shares of our common stock under this program at a weighted average cost of $29.41 per share and an aggregate cost of approximately $20,008,000.

The following table summarizes our repurchases of shares of our common stock during the third quarter of fiscal 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan	Maximum Number of Shares that May Yet be Purchased Under Any Plan
July 31, 2006 – August 27, 2006	-	-	-	5,000,000
August 28, 2006 – September 24, 2006	680,400	$ 29.41	680,400	4,319,600
September 25, 2006 – October 29, 2006	-	-	-	4,319,600
Total	680,400	$ 29.41	680,400	4,319,600

Dividend Policy

Prior to March 2006, no cash dividend had ever been declared or paid on our common stock. In March 2006, our Board of Directors authorized the initiation of a quarterly cash dividend. On September 22, 2006, we declared a quarterly dividend of $0.10 per common share, or approximately $11,400,000, payable to shareholders of record as of the close of business on October 27, 2006. The indicated annual cash dividend, subject to capital availability, is $0.40 per common share, or approximately $46,000,000 in fiscal 2006 based on the current number of common shares outstanding.

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

During the second quarter of fiscal 2006, we completed an analysis of our historical gift certificate and gift card redemption patterns, which included an independent actuarial study based on our historical redemption data. As a result of this analysis, we concluded that the likelihood of our gift certificates and gift cards being redeemed beyond four years from the date of issuance is remote. As a result, we changed our estimate of the elapsed time for recording income associated with unredeemed gift certificates and gift cards to four years from our prior estimate of seven years.

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

Interest Rate Risk

The interest payable on our credit facility, industrial development bond and the bond-related debt associated with our Memphis-based distribution facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. If interest rates on existing variable rate debt rose 52 basis points (an approximate 10% increase in the associated variable rates as of October 29, 2006), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 5% of our international purchase transactions are in currencies other than the U.S. dollar. As of October 29, 2006, any currency risks related to these transactions are not significant to us. A material decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of October 29, 2006, we had 14 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. Any gain or loss from these currency exchange rate fluctuations is recorded in selling, general and administrative expenses each reporting period and has not been material to us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of October 29, 2006, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2006 and our subsequent Quarterly Reports on Form 10-Q. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended January 29, 2006 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings and releases. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We have no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which they sell to us, or discontinue selling to us, at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of our merchandise.

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

Our retail stores, corporate offices, distribution centers, infrastructure projects and direct-to-customer operations, as well as the operations of vendors from which we receive goods and services, are vulnerable to damage from earthquakes, hurricanes, fires, floods, power losses, telecommunications failures, hardware and software failures, computer viruses, and similar events. If any of these events result in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

We experience fluctuations in our comparable store sales.

Our success depends, in part, upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, increased catalog circulation, and continued strength in our Internet business. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided. For example, the August 2005 natural disaster caused by Hurricane Katrina resulted in five temporary store closures. As of July 30, 2006, all five stores had been reopened.

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

We have recently introduced three new brands – West Elm, PBteen and Williams-Sonoma Home, and may introduce new brands and brand extensions, or reposition existing brands, in the future. All of these brands, however, may not be successful growth vehicles. For example, in January 2006, we announced our decision to transition the merchandising strategies of our Hold Everything brand into our other existing brands by the end of fiscal 2006. Further, if we devote time and resources to new brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, or to reposition brands in a manner that improves our overall business and operating results.

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

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially in peak sales seasons, and incur other expenses to support new brands and brand extensions, as well as the opening of new stores and direct-to-customer growth of our existing brands. From time to time, we may also experience union organizing activity in currently non-union distribution facilities, stores and direct-to-customer operations. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits against retail companies, especially in California. We are currently a defendant in one such case and may be named in others in the future.

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

Our success depends, in part, on our ability to source and distribute merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems supporting the product pipeline, including design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation and price management. Modifications will involve updating or replacing legacy systems with successor systems during the course of several years. There are inherent risks associated with replacing our core systems, including supply chain and merchandising systems disruptions that affect our ability to get the correct products into the appropriate stores and delivered to customers. We may not successfully launch these new systems, or the launch may result in product pipeline disruptions. We are also subject to the risks associated with the ability of our vendors to provide information technology solutions to meet our needs. Any product pipeline disruptions could negatively impact our business and operating results.

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

We provide extensive public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future, and is useful to our shareholders and potential shareholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our guidance may not always be accurate. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could significantly decline.

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

Changes to existing accounting rules or regulations may impact our future results of operations. For example, on December 16, 2004, the FASB issued SFAS No. 123R, “Share Based Payment,” which requires us, starting in the first quarter of fiscal 2006, to measure compensation costs for all stock-based compensation at fair value and record compensation expense equal to that value over the requisite service period. This accounting rule is estimated to have a negative impact of approximately 10% on our fiscal 2006 diluted earnings per share. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations.

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

Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any of our key employees leaves, is seriously injured or is unable to work, and we are unable to find a qualified replacement, we may be unable to execute our business strategy.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information required by this Item is contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Stock Repurchase Program” within Part I of this Form 10-Q.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit Description
10.1	Fourth Amended and Restated Credit Agreement, dated October 4, 2006, between the Company and Bank of America, N.A., as administrative agent, L/C Issuer and lender of swingline advances, Banc of America Securities LLC, as sole lead arranger and sole book manager, The Bank of New York and Wells Fargo Bank N.A., as co-syndication agents, JPMorgan Chase Bank, N.A. and Union Bank of California, N.A. as co-documentation agents and the lenders party hereto
10.2	Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006
10.3	First Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006
10.4	Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006
10.5	First Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006
10.6	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005
10.7	Third Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005
10.8	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005
10.9	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and The Bank of New York, dated as of July 1, 2005
10.10	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam Executive Vice President, Chief Operating and Chief Financial Officer

Date: December 8, 2006