Form 10-K
period 2007-01-28
WILLIAMS SONOMA INC
filed 2007-03-29
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended January 28, 2007.

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

Yes  ☐    No  ☒

As of July 30, 2006, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $3,015,424,000. It is assumed for purposes of this computation that an affiliate includes all persons as of July 30, 2006 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the registrant’s Williams-Sonoma, Inc. Stock Fund.

As of February 25, 2007, 109,881,292 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, on or about March 29, 2007, have been incorporated in Part III hereof, and portions of our 2006 Annual Report to shareholders have been incorporated in Part II hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the letter to shareholders contained in this annual report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation: any projections of earnings, revenues or financial items, including future comparable store sales, projected capital expenditures, the impact of new accounting pronouncements, our fiscal 2007 income tax provision and effective tax rate, expectations for our operating margin, including statements related to increasing our pre-tax operating margin by driving operational advancements and cost-containment initiatives and the use of our available cash, including statements related to payment of dividends and our stock repurchase program; statements of the plans, strategies, initiatives and objectives of management for future operations, including statements related to our recovery plan and improvement in 2007 and 2008, increasing our market share, driving sustainable revenue growth and the revitalization of the Pottery Barn brand; statements related to enhancing shareholder value; statements related to our plans to increase retail leased square footage, including the opening of new retail stores and expansion or remodeling of additional stores; statements related to new marketing initiatives, including increasing and expanding catalog circulation, electronic direct marketing, e-commerce marketing, catalog page counts (including Williams-Sonoma Home), refining our contact strategy, improving e-commerce conversion and implementing new e-commerce functionality; statements related to the future performance and market acceptance of new products and brands, including statements related to the growth potential of our brands (including our emerging brands), investments in our emerging brands, building brand awareness, modifying our brand roll-out strategy, rounding out and expanding our merchandise assortments, testing new product categories, product innovation, enhancing product quality and product design resources; statements related to testing our value proposition within shipping costs; statements related to driving efficiencies in our supply chain, leveraging our infrastructure, maintaining expense controls and investing in our future, including statements related to improving our in-stock position, improving our overall cost structure and implementing new inventory management systems; statements related to gift card issuance and redemption; statements related to transportation costs in the furniture delivery network and backroom and offsite storage management in our retail stores; statements related to indemnifications under our agreements; statements related to legal proceedings; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

WILLIAMS-SONOMA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 28, 2007

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). The direct-to-customer segment of our business sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). The catalogs reach customers throughout the U.S., while the five retail concepts currently operate 588 stores in 44 states, Washington, D.C. and Canada.

Based on net revenues in fiscal 2006, retail net revenues accounted for 57.8% of our business and direct-to-customer net revenues accounted for 42.2% of our business. Based on their contribution to our net revenues in fiscal 2006, the core brands in both retail and direct-to-customer are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cooking and entertaining essentials; and Pottery Barn Kids, which sells stylish children’s furnishings.

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

In 2000, we opened our first Pottery Barn Kids stores across the U.S. In addition, we introduced our Pottery Barn e-commerce website and created Pottery Barn Bed and Bath, a catalog dedicated to bed and bath products.

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

In 2004, the Chambers brand was retired as a result of the launch of Williams-Sonoma Home, our newest brand. This premium brand, offering classic home furnishings and decorative accessories, extends the Williams-Sonoma lifestyle beyond the kitchen into every room of the home. In addition, we launched our first Hold Everything e-commerce website and opened three new prototype stores.

In 2005, we opened our first three Williams-Sonoma Home stores, in West Hollywood, California; Cincinnati, Ohio; and Indianapolis, Indiana.

In 2006, after testing five new prototype stores and several merchandise assortment transitions throughout 2004 and 2005, we decided to transition the merchandising strategies of the Hold Everything brand into our other existing brands. All of our Hold Everything retail stores were closed during late 2005 and the first quarter of fiscal 2006. The final phase of our operational shutdown was completed in the second quarter of fiscal 2006, with our final Hold Everything catalog mailed in May 2006 and our Hold Everything website ceasing operations in June 2006.

Additionally, in 2006, we launched our Williams-Sonoma Home e-commerce website.

RETAIL STORES

The retail segment has five merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, and Williams-Sonoma Home). As of January 28, 2007, we operated 588 retail stores, located in 44 states, Washington, D.C. and Canada. This represents 254 Williams-Sonoma, 197 Pottery Barn, 92 Pottery Barn Kids, 22 West Elm, 7 Williams-Sonoma Home and 16 Outlet stores (our Outlet stores carry merchandise from all merchandising concepts).

In fiscal 2007, we expect to increase retail leased square footage by approximately 5% to 6%, including 21 new stores (8 Pottery Barn, 5 West Elm, 4 Williams-Sonoma, 2 Pottery Barn Kids and 2 Williams-Sonoma Home) and 20 remodeled or expanded stores (12 Williams-Sonoma, 7 Pottery Barn and 1 Pottery Barn Kids), offset by the permanent closure of 8 stores (4 Williams-Sonoma and 4 Pottery Barn) and the temporary closure of 20 stores (12 Williams-Sonoma, 7 Pottery Barn and 1 Pottery Barn Kids). The average leased square footage for new and expanded stores in fiscal 2007 will be approximately 17,800 leased square feet for West Elm, 16,900 leased square feet for Pottery Barn, 13,600 leased square feet for Williams-Sonoma Home, 9,400 leased square feet for Pottery Barn Kids and 7,000 leased square feet for Williams-Sonoma.

The retail business complements the direct-to-customer business by building brand awareness. Our retail stores serve as billboards for our brands, which we believe inspires confidence in our customers to shop via our direct-to-customer channels.

Detailed financial information about the retail segment is found in Note M to our Consolidated Financial Statements.

DIRECT-TO-CUSTOMER OPERATIONS

The direct-to-customer segment has six merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm and Williams-Sonoma Home) and sells products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). Of these six merchandising concepts, the Pottery Barn brand and its extensions have been the major source of revenue growth in the direct-to-customer segment for the last several years which we believe reflects our continuing investment in product design, product quality and multi-channel marketing.

The direct-to-customer channel over the past several years has been strengthened by the introduction of e-commerce websites in all of our core brands and the launching of our newest brands: West Elm, PBteen and Williams-Sonoma Home. Although the amount of e-commerce revenues that are incremental to our direct-to-customer channel cannot be identified precisely, we estimate that approximately 45% of our company-wide non-gift registry Internet revenues are incremental to the direct-to-customer channel and approximately 55% are driven by customers who recently received a catalog.

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

The direct-to-customer business complements the retail business by building brand awareness and acting as an effective advertising vehicle. In addition, we believe that the mail order catalogs and the Internet act as a cost-efficient means of testing market acceptance of new products and new brands.

Detailed financial information about the direct-to-customer segment is found in Note M to our Consolidated Financial Statements.

SUPPLIERS

We purchase our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which individually accounted for approximately 3.2% of purchases during fiscal 2006. Approximately 62% of our merchandise purchases in fiscal 2006 were foreign-sourced from manufacturers in 39 countries, primarily from Asia and Europe. Approximately 95% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

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

Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our net revenues and net earnings have been realized during the period from October through December, and levels of net revenues and net earnings have generally been lower during the period from January through September. We believe this is the general pattern associated with the direct-to-customer and retail industries. In anticipation of our peak season, we hire a substantial number of additional temporary employees in our retail stores and direct-to-customer processing and distribution areas, and incur significant fixed catalog production and mailing costs.

PATENTS, TRADEMARKS, COPYRIGHTS AND DOMAIN NAMES

We own and/or have applied to register over 50 separate trademarks and service marks. We own and/or have applied to register our marks in the U.S., Canada and approximately 30 additional jurisdictions. Exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries under license. These marks include the core brand names or house marks for our subsidiaries, as well as brand names for selected products and services. The house marks in particular, including “Williams-Sonoma,” the Williams-Sonoma Grande Cuisine logo, “Pottery Barn,” “pottery barn kids,” “PBteen,” “west elm” and “Williams-Sonoma Home” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications and website designs, among other things, which are also used by our subsidiaries under license. We hold patents on certain product functions and product designs. Patents are generally valid for 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “pbteen.com,”

“westelm.com,” “holdeverything.com,” “wshome.com,” and “williams-sonomainc.com.” Collectively, the copyrights, trade dress rights, patents and domain names that we hold are of material importance to us.

EMPLOYEES

As of January 28, 2007, we had approximately 38,800 employees, approximately 8,000 of whom were full-time employees. During the fiscal 2006 peak season, we hired approximately 16,900 temporary employees in our stores and in our direct-to-customer processing and distribution centers.

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Williams-Sonoma, Inc. and other companies that file materials with the SEC electronically. You may also obtain copies of our annual reports, Forms 10-K, Forms 10-Q, Forms 8-K and proxy and information statements, free of charge, on our website at www.williams-sonomainc.com.

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

We must successfully identify and analyze factors affecting our business, anticipate changing consumer preferences and buying trends, and manage our inventory commensurate with customer demand.

Our success depends, in large part, upon our ability to identify and analyze factors affecting our business and to anticipate and respond in a timely manner to changing merchandise trends and customer demands. Consumer preferences cannot be predicted with certainty and may change between selling seasons. Changes in customer preferences and buying trends may also affect our brands differently. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly, and we may be required to mark down certain products to sell the resulting excess inventory or to sell such inventory through our outlet stores or other liquidation channels at prices which are significantly lower than our retail prices, either of which would negatively impact our business and operating results.

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

In light of the many competitive challenges facing us, we may not be able to compete successfully. Increased competition could reduce our sales and harm our operating results and business.

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

In fiscal 2006, we sourced our products from manufacturers in 39 countries outside of the United States. Approximately 62% of our merchandise purchases were foreign-sourced, primarily from Asia and Europe. Our dependence on foreign vendors means that we may be affected by declines in the relative value of the U.S. dollar to other foreign currencies. For example, any upward valuation in the Chinese yuan against the U.S. dollar may result in higher costs to us for those goods that we source from mainland China. Although approximately 95% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

In addition, although we continue to improve our global compliance program, there remains a risk that one or more of our foreign vendors will not adhere to our global compliance standards such as fair labor standards and the prohibition on child labor. Nongovernmental organizations might attempt to create an unfavorable impression of our sourcing practices or the practices of some of our vendors that could harm our image. If either of these occurs, we could lose customer goodwill and favorable brand recognition, which could negatively affect our business and operating results.

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

We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales and timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from all of our stores. In addition, we are heavily dependent upon three carriers for the delivery of our merchandise to our customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, natural disasters and possible acts of terrorism associated with such carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have increased substantially and airline companies struggle to operate profitably, which could lead to increased fulfillment expenses. The increased fulfillment costs could negatively affect our business and operating results by increasing our transportation costs and, therefore, decreasing the efficiency of our shipments.

Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business.

Our direct-to-customer business depends on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations and our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, system issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, disruptions in our third party labor contracts, natural disasters or adverse weather conditions. These problems could result in a reduction in sales as well as increased selling, general and administrative expenses.

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

Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters and other unexpected events, any of which could result in an interruption in our business.

Our retail stores, corporate offices, distribution centers, infrastructure projects and direct-to-customer operations, as well as the operations of vendors from which we receive goods and services, are vulnerable to damage from earthquakes, hurricanes, fires, floods, power losses, telecommunications failures, hardware and software failures, computer viruses and similar events. If any of these events result in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

We experience fluctuations in our comparable store sales.

Our success depends, in part, upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, increased catalog circulation and continued strength in our Internet business. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided.

Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable store sales will continue to fluctuate in the future. Our comparable store sales increases for fiscal 2006, fiscal 2005 and fiscal 2004 were 0.3%, 4.9% and 3.5%, respectively. Past comparable store sales are no indication of future results, and comparable store sales may decrease in the future. Our ability to maintain and improve our comparable store sales results depends, in large part, on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base and using effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and securities analysts in one or more future periods could significantly reduce the market price of our common stock.

Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.

Postal rate increases, paper costs, printing costs and other catalog distribution costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, which could be changed or discontinued at any time. Our cost of paper has fluctuated significantly during the past three fiscal years, and our paper costs are expected to increase in the future. Future increases in postal rates, paper costs or printing costs would have a negative impact on our operating results to the extent that we are unable to pass such increases on directly to customers or offset such increases by raising prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems.

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

The success of our Internet business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, computer viruses, changes in applicable federal and state regulation, security breaches and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our Internet business, as well as damage our reputation and brands.

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

We have recently introduced three new brands – West Elm, PBteen and Williams-Sonoma Home – and may introduce new brands and brand extensions, or reposition existing brands, in the future. All of these brands, however, may not be successful growth vehicles. For example, in January 2006, we announced our decision to transition the merchandising strategies of our Hold Everything brand into our other existing brands by the end of fiscal 2006. Further, if we devote time and resources to new brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, or to reposition brands in a manner that improves our overall business and operating results.

Our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures might have a negative impact on our business.

We believe that commercial insurance coverage is prudent for risk management. Insurance costs may increase substantially in the future and may be affected by natural catastrophes, fear of terrorism and financial irregularities and other fraud at publicly traded companies. In addition, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and attendant expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.

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

There appears to be a growing number of business method patent infringement lawsuits instituted against companies such as ours. The plaintiff in each case claims to hold a patent that covers certain technology or methodologies, which are allegedly infringed by the operation of the defendants’ business. We are currently a defendant in such patent infringement cases and may be named in others in the future, as part of an industry-wide trend. Even in cases where a plaintiff’s claim lacks merit, the defense costs in a patent infringement case can be high. Additional patent infringement claims may be brought against us and the cost of defending such claims or the ultimate resolution of such claims may harm our business and operating results.

We need to successfully manage our employment, occupancy and other operating costs.

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially in peak sales seasons, and incur other expenses to support new brands and brand extensions, as well as the opening of new stores and direct-to-customer growth of our existing brands. From time to time, we may also experience union organizing activity in currently non-union facilities. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits against retail companies, especially in California. We are currently a defendant in one such case and may be named in others in the future.

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

Our success depends, in part, on our ability to source and distribute merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems supporting the product pipeline, including design, sourcing, merchandise planning, forecasting and purchase order, inventory and price management. Modifications will involve updating or replacing legacy systems with successor systems during the course of several years. There are inherent risks associated with replacing our core systems, including supply chain and merchandising systems disruptions that affect our ability to get the correct products into the appropriate stores and delivered to customers. We may not successfully launch these new systems, or the launch of such systems may result in product pipeline disruptions. We are also subject to the risks associated with the ability of our vendors to provide information technology solutions to meet our needs. Any product pipeline disruptions could negatively impact our business and operating results.

We outsource certain aspects of our business to third party vendors that subject us to risks, including disruptions in our business and increased costs.

We outsource certain aspects of our business to third party vendors that subject us to risks of disruptions in our business as well as increased costs. For example, we have engaged IBM to host and manage certain aspects of our data center information technology infrastructure. Accordingly, we are subject to the risks associated with IBM’s ability to provide information technology services to meet our needs. Our operations will depend significantly upon IBM’s and our ability to make our servers, software applications and websites available and to protect our data from damage or interruption from human error, computer viruses, intentional acts of vandalism, labor disputes, natural disasters and similar events. If the cost of IBM hosting and managing certain aspects of our data center information technology infrastructure is more than expected, or if IBM or we are unable to adequately protect our data and information is lost or our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.

Our operating and financial performance in any given period might not meet the extensive guidance that we have provided to the public.

We provide extensive public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our shareholders and potential shareholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our guidance may not always be accurate. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could significantly decline.

Our quarterly results of operations might fluctuate due to a variety of factors, including seasonality.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas. A significant portion of our revenues and net earnings has been realized during the period from October through December. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses, including fixed catalog production and mailing costs and the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. If, for any reason, we were to realize significantly lower-than-expected revenues or net earnings during the October through December selling season, our business and results of operations would be materially adversely affected.

We may require external funding sources for operating funds.

We regularly review and evaluate our liquidity and capital needs. We currently believe that our available cash, cash equivalents, cash flow from operations and cash available under our existing credit facilities will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, as we continue to grow, we might experience peak periods for our cash needs during the course of our fiscal year, and we might need additional external funding to support our operations. Although we believe we would have access to additional debt and/or capital market funding if needed, such funds may not be available to us on acceptable terms. If the cost of such funds is greater than expected, it could adversely affect our expenses and our operating results.

We will require a significant amount of cash to pay quarterly dividends at intended levels and for our stock repurchase programs.

In March 2006, we initiated a quarterly cash dividend of $0.10 per common share. In March 2007, our Board of Directors authorized an increase in our quarterly cash dividend of $0.015 to $0.115 per common share. In addition, our Board of Directors authorized the repurchase of up to 2,000,000 and 5,000,000 shares of our common stock in March 2006 and August 2006, respectively. In March 2007, our Board of Directors authorized the repurchase of an additional 5,000,000 shares of our common stock. The dividend and the share repurchase programs require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, new product development initiatives and unanticipated capital expenditures or to fund our operations. Our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited or terminated at any time. Our ability to pay dividends and repurchase shares will depend on our ability to generate cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and negatively impact our stock price. In addition, we may be subject to lawsuits regarding the use of our cash for dividends or share repurchases.

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

Changes to existing accounting rules or regulations may impact our future results of operations. For example, on December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment,” which requires us to measure compensation costs for all stock-based compensation at fair value and record compensation expense equal to that value over the requisite service period. Share-based compensation resulted in a negative impact of approximately $0.14 on our fiscal 2006 diluted earnings per share. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations.

Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

We make certain estimates and projections in connection with impairment analyses for certain of our store locations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review for impairment all stores for which current cash flows from operations are either negative or nominal, or the construction costs are significantly in excess of the amount originally expected. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the life of the lease. These calculations require us to make a number of estimates and projections of future results, often up to 20 years into the future. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain of these store locations. If these impairment charges are significant, our results of operations would be adversely affected.

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

We are subject to income taxes in many U.S. and Canadian jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing accounting rules or regulations. For example, we will adopt FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” in the first quarter of fiscal 2007, which may have an impact on our effective tax rate.

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

In addition, our main offices are located in the San Francisco Bay Area, where competition for personnel with retail and technology skills is intense. If we fail to identify, attract, retain and motivate these skilled personnel, our business may be harmed. Further, in the event we need to hire additional personnel, we may experience difficulties due to significant competition for highly skilled personnel in our market.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our gross leased store space, as of January 28, 2007, totaled approximately 5,451,000 square feet for 588 stores compared to approximately 5,035,000 square feet for 570 stores, as of January 29, 2006. All of the existing stores are leased by us with original terms ranging generally from 5 to 22 years. Certain leases contain renewal options for periods of up to 20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord have not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, any contingent rental payments are recorded as incurred each period when the sales threshold is probable and are excluded from our calculation of deferred rent liability.

See Notes A and E to our Consolidated Financial Statements for more information.

We lease distribution facility space in the following locations:

Location	Square Footage (Approximate)
Olive Branch, Mississippi	3,275,000 square feet
Memphis, Tennessee	1,523,000 square feet
Cranbury, New Jersey	781,000 square feet
South Brunswick, New Jersey	418,000 square feet

During fiscal 2005, we exercised our rights under an option to lease an additional 390,000 square feet of distribution space in connection with one of our Olive Branch, Mississippi distribution center agreements. We began occupying this space in fiscal 2006 and have included it in the table above.

Two of our distribution facilities in Memphis, Tennessee are leased from two partnerships whose partners include W. Howard Lester, our Chairman of the Board of Directors and Chief Executive Officer, and James A. McMahan, a Director Emeritus, both of whom are significant shareholders. Both partnerships were consolidated by us as of February 1, 2004. See Note F to our Consolidated Financial Statements for more information.

Our Cranbury, New Jersey distribution center agreement allows us to lease an additional 219,000 square feet of the facility in the event the current tenant vacates the premises. As of January 28, 2007, the current tenant had not vacated the premises.

On May 5, 2006, we entered into an agreement to lease a 418,000 square foot distribution facility located in South Brunswick, New Jersey. The lease has an initial term of two years, with two optional two-year renewals.

We contract with a third party who provides furniture delivery and storage facilities in a 662,000 square foot distribution facility in Ontario, California. This distribution square footage is not included in the table above.

In addition to the above long-term contracts, we enter into other agreements to meet our offsite storage needs both for our distribution centers and our retail store locations. As of January 28, 2007, we had approximately 368,000 square feet of leased space relating to these agreements. This square footage is not included in the table above.

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

We also lease office, design studio, photo studio, warehouse and data center space in the following locations:

Location	Square Footage (Approximate)
Brisbane, California	194,000 square feet
San Francisco, California	148,000 square feet
New York City, New York	52,000 square feet
Rocklin, California	14,000 square feet

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The following table sets forth the high and low closing prices of our common stock on the NYSE for the periods indicated:

Fiscal 2006	High	Low
1st Quarter	$43.38	$38.40
2nd Quarter	$44.33	$31.81
3rd Quarter	$34.90	$28.57
4th Quarter	$35.18	$30.25
Fiscal 2005	High	Low
1st Quarter	$37.40	$33.49
2nd Quarter	$44.82	$34.08
3rd Quarter	$44.05	$36.46
4th Quarter	$45.09	$39.11

The closing price of our common stock on the NYSE on March 19, 2007 was $35.30. See Quarterly Financial Information on page 66 of this Annual Report on Form 10-K for the quarter-end closing price of our common stock for each quarter listed above.

SHAREHOLDERS

The number of shareholders of record of our common stock as of March 19, 2007 was 502. This number excludes shareholders whose stock is held in nominee or street name by brokers.

PERFORMANCE GRAPH

Information required by this Item is incorporated by reference herein to information under the heading “Performance Graph” in our 2006 Annual Report.

DIVIDEND POLICY

In March 2006, our Board of Directors authorized the initiation of a quarterly cash dividend. During fiscal 2006, total cash dividends declared were approximately $45,507,000, or $0.40 per common share, of which $34,435,000 was paid during the year and $11,072,000 was paid in February 2007 to shareholders of record as of the close of business on January 26, 2007.

In March 2007, our Board of Directors authorized an increase in our quarterly cash dividend of $0.015 to $0.115 per common share payable on May 24, 2007 to shareholders of record as of the close of business on April 27, 2007. The aggregate quarterly dividend is estimated at approximately $12,600,000 based on the current number of outstanding shares. The indicated annual cash dividend, subject to capital availability, is $0.46 per common share or approximately $50,500,000 in fiscal 2007. Our quarterly cash dividend could be reduced or discontinued at any time.

Additional information required by Item 5 is contained in Notes H and I to the Consolidated Financial Statements in this Annual Report on Form 10-K.

STOCK REPURCHASE PROGRAM

During fiscal 2006, we repurchased and retired a total of 5,824,500 shares of common stock under all programs previously authorized at a weighted average cost of $31.85 per share and an aggregate cost of approximately $185,508,000. As of fiscal year-end, the remaining authorized number of shares eligible for repurchase was 1,195,500.

The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2006:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
October 30, 2006	- November 26, 2006	703,600	$31.65	703,600	3,616,000
November 27, 2006	- December 24, 2006	2,420,500	$32.14	2,420,500	1,195,500
December 25, 2006	- January 28, 2007	—	—	—	1,195,500
Total		3,124,100	$32.03	3,124,100	1,195,500

In March 2007, our Board of Directors authorized a stock repurchase program to acquire up to an additional 5,000,000 shares of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

Dollars and amounts in thousands, except percentages, per share amounts and retail stores data	Jan. 28, 2007		Jan. 29, 2006	Jan. 30, 2005	Feb. 1, 2004	Feb. 2, 2003
Results of Operations
Net revenues	$3,727,513		$3,538,947	$3,136,931	$2,754,368	$2,360,830
Net revenue growth	5.3%		12.8%	13.9%	16.7%	13.1%
Gross margin	$1,487,287		$1,435,482	$1,271,145	$1,110,577	$951,601
Earnings before income taxes	$337,186		$348,798	$310,205	$255,638	$202,282
Net earnings	$208,868		$214,866	$191,234	$157,211	$124,403
Basic net earnings per share	$1.83		$1.86	$1.65	$1.36	$1.08
Diluted net earnings per share	$1.79		$1.81	$1.60	$1.32	$1.04
Gross margin as a percent of net revenues	39.9%		40.6%	40.5%	40.3%	40.3%
Pre-tax operating margin as a percent of net revenues[1]	9.0%		9.9%	9.9%	9.3%	8.6%
Financial Position
Working capital	$473,229		$492,772	$351,608	$245,005	$200,556
Total assets	$2,048,331		$1,981,620	$1,745,545	$1,470,735	$1,264,455
Return on assets	10.1%		11.4%	11.9%	11.5%	11.0%
Long-term debt and other long-term obligations	$32,562		$29,201	$32,476	$38,358	$23,217
Shareholders’ equity	$1,151,431		$1,125,318	$957,662	$804,591	$643,978
Shareholders’ equity per share (book value)	$10.48		$9.80	$8.30	$6.95	$5.63
Return on equity	18.3%		20.6%	21.7%	21.7%	21.1%
Debt-to-equity ratio	2.5%		3.0%	4.4%	4.6%	4.0%
Annual dividends declared per share	$0.40		—	—	—	—
Retail Revenues
Retail revenue growth	6.0%		12.3%	11.6%	13.9%	15.1%
Retail revenues as a percent of net revenues	57.8%		57.4%	57.7%	58.9%	60.3%
Comparable store sales growth	0.3%		4.9%	3.5%	4.0%	2.7%
Store count
Williams-Sonoma:	254		254	254	237	236
Grande Cuisine	248		243	238	215	204
Classic	6		11	16	22	32
Pottery Barn:	197		188	183	174	159
Design Studio	197		188	181	168	153
Classic	—		—	2	6	6
Pottery Barn Kids	92		89	87	78	56
West Elm	22		12	4	1	—
Williams-Sonoma Home	7		3	—	—	—
Outlets	16		16	15	14	14
Hold Everything	—		8	9	8	13
Number of stores at year-end	588		570	552	512	478
Store selling area at fiscal year-end (sq. ft.)	3,389,000		3,140,000	2,911,000	2,624,000	2,356,000
Store leased area at fiscal year-end (sq. ft.)	5,451,000		5,035,000	4,637,000	4,163,000	3,725,000
Direct-to-Customer Revenues
Direct-to-customer revenue growth	4.5%		13.6%	17.1%	20.8%	10.2%
Direct-to-customer revenues as a percent of net revenues	42.2%		42.6%	42.3%	41.1%	39.7%
Catalogs circulated during the year	379,011		385,158	368,210	328,355	279,724
Percent (decrease) increase in number of catalogs circulated	(1.6%	)	4.6%	12.1%	17.4%	14.1%
Percent increase in number of pages circulated	3.2%		9.7%	19.5%	16.8%	16.1%

1Pre-tax operating margin is defined as earnings before income taxes.

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

OVERVIEW

Fiscal 2006 Financial Results

In fiscal 2006, our net revenues increased 5.3% to $3,727,513,000 from $3,538,947,000 in fiscal 2005, with positive growth in all brands. Despite this increase, we were negatively impacted in the back half of the year by the significant softening in the home-centered macro-economic environment. As a result, we saw lower direct-to-customer response rates, weaker retail traffic and an unusually high level of competitive markdown pressure. This was particularly true in Pottery Barn, our largest brand, where revenues fell substantially short of our expectations. There were also specific operational issues within the Pottery Barn brand, primarily in the areas of merchandising, marketing and retail execution. A comprehensive recovery plan is underway and we expect that we will see improvement throughout 2007 and 2008.

Diluted earnings per share decreased by 1.1% to $1.79 in fiscal 2006 from $1.81 in fiscal 2005. This decrease included a charge of $0.11 per diluted share in fiscal 2006 related to both the expense associated with the implementation of SFAS No. 123R, “Share-Based Payments” and FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” and a net benefit from the following unusual business events: unredeemed gift certificate income due to a change in estimate, the Visa/MasterCard litigation settlement income, expense associated with the Hold Everything transition and expense associated with the departure of our former Chief Executive Officer (“Unusual Business Events”).

From a cash flow perspective, fiscal 2006 was another strong year, generating $309,114,000 in net cash from operating activities, despite higher inventories and lower growth rates. In 2006, we returned nearly $219,943,000 to our shareholders through a combination of share repurchases and dividends, and we ended the year with a cash balance of $275,429,000 after internally funding all growth and infrastructure initiatives, including $190,980,000 in capital expenditures.

In our retail channel, net revenues in fiscal 2006 increased by $121,071,000, or 6.0%, over fiscal 2005, primarily due to an increase in store leased square footage of 8.3% (including 18 net new stores) and comparable store sales growth of 0.3%. Net revenues generated in the West Elm, Williams-Sonoma, Pottery Barn Kids, Williams-Sonoma Home and the Pottery Barn brands were the primary contributors to the year-over-year revenue increase, partially offset by lost revenues in the Hold Everything brand due to the closure of all its stores in late 2005 and the first quarter of 2006.

In our direct-to-customer channel, net revenues in fiscal 2006 increased by $67,495,000, or 4.5%, over fiscal 2005. This increase was primarily driven by net revenues generated in the Pottery Barn Kids, Pottery Barn, PBteen, Williams-Sonoma and West Elm brands due to an overall increase in catalog page circulation of 3.2% and continued strength in our Internet business, which continued to be our fastest growing shopping channel, with revenues increasing 21.0% to $927,560,000. This increase was partially offset by lost revenues in the Hold Everything brand due to its shutdown during the second quarter of fiscal 2006 and a reduction in year-over-year revenues in the Williams-Sonoma Home brand.

In our core brands, net revenues increased 4.7%, including an 11.5% increase in the Pottery Barn Kids brand, a 5.6% increase in the Williams-Sonoma brand and a 1.8% increase in the Pottery Barn brand. In its 50th year of operations, the Williams-Sonoma brand reached a new milestone in profitability and, for the second consecutive year, delivered the highest operating contribution as a percentage of net revenues in its history.

In our emerging brands, including West Elm, PBteen and Williams-Sonoma Home, revenues increased 31.4%. This increase was primarily driven by incremental revenues from the opening of new stores in West Elm and Williams-Sonoma Home and strong direct-to-customer growth in PBteen and West Elm. In West Elm, incremental revenues from both existing and new stores, improved catalog response, and increased traffic in e-commerce drove year-over-year revenue growth. We opened 10 stores in fiscal 2006, with two new stores opening during the fourth quarter, bringing our total store count to 22 with an average square footage of approximately 17,400 square feet. In addition, we improved our level of profitability as we made progress on our initiatives to increase catalog productivity through higher response rates and average order sizes.

In PBteen, increased revenues were driven by revitalized catalog marketing and innovative product introductions, both of which are long-term success factors for the brand.

In Williams-Sonoma Home, fiscal 2006 was a challenging year, particularly since it was the first year the brand began operating in all three shopping channels: retail, catalog, and e-commerce. During the year, the reach of the brand was extended by opening four new stores and launching an e-commerce website. Despite these growth initiatives, results for the year fell well below our expectations. These results were impacted by brand-building operational issues that are taking longer to implement than initially planned, in addition to the asset impairment charges recorded on two stores during fiscal 2006 due to expected future cash flows falling below the current net book value of the stores. Both of these were mid-market stores that were opened in fiscal 2005.

In January 2006, we decided to transition the merchandising strategies of our Hold Everything brand into our other existing brands by the end of fiscal 2006. In connection with this transition, we incurred pre-tax charges of approximately $13,500,000 ($0.07 per diluted share) and $4,300,000 ($0.02 per diluted share) in fiscal 2005 and fiscal 2006, respectively. These costs primarily included the initial asset impairment and lease termination costs associated with the shutdown of the Hold Everything retail stores, the asset impairment of the e-commerce website and the write-down of impaired merchandise inventories. In fiscal 2006, this pre-tax charge consisted of approximately $2,700,000 in cost of goods sold and approximately $1,600,000 in selling, general and administrative expenses. All of our Hold Everything retail stores were closed during late 2005 and the first quarter of fiscal 2006. The final phase of our operational shutdown was completed in the second quarter of fiscal 2006, with our final Hold Everything catalog mailed in May 2006 and our Hold Everything website ceasing operations in June 2006.

Fiscal 2006 Operational Results

In supply chain operations, we successfully in-sourced our east coast furniture hub operations, which allowed us to improve the furniture delivery experience for our customers and reduce our furniture return rates. We also implemented regional warehousing for our high-volume east coast stores, expanded our capabilities in monogramming and personalization, re-engineered our direct-to-customer returns processing operations and expanded our distribution network by increasing distribution leased square footage by 7.2%.

In information technology, we implemented new retail inventory management systems in our Williams-Sonoma and Pottery Barn Kids brands. We believe that over time these new systems will allow us to optimize the flow of inventory from our vendors to our stores, as well as improve our service levels to our customers. We also implemented new gift card issuance and redemption functionality in our direct-to-customer channel. We believe that this functionality is critical to driving future growth as consumers increasingly show a preference for this convenient form of gift giving. To support the long-term scalability of our infrastructure, we also continued to invest in the custom development of our new direct-to-customer order management and inventory management systems. All of these initiatives enhanced our operational infrastructure and leave us well positioned to support accelerated growth in the coming years.

Fiscal 2007

In fiscal 2007, we will focus on the strategic initiatives that can transform the financial performance of the company over the next several years: driving sustainable revenue growth with a key focus on the revitalization of the Pottery Barn brand; increasing our pre-tax operating margin by continuing to drive operational advancements and cost containment initiatives across the company; and enhancing shareholder value.

To drive sustainable revenue growth in fiscal 2007, we expect to add 13 net new stores and expand or remodel an additional 20 stores. We also expect to increase catalog circulation and electronic direct marketing and plan to intensify the marketing support behind our fastest growing shopping channel, e-commerce. As a result of our initiatives in the emerging brands (West Elm, PBteen and Williams-Sonoma Home) in fiscal 2007, we expect these brands to represent a more significant portion of our growth than in prior years. In West Elm, we will round out our merchandise assortment in core categories and expand to every room of the home. We will also open five new stores (including our largest downtown location which will be in Washington D.C.), increase circulation and page count to support growth, implement initiatives to improve e-commerce conversion and test our value proposition within shipping costs. In PBteen, we will continue to capture marketing opportunities that appeal to families with teens by focusing on the following initiatives: building brand awareness through innovative marketing; expanding our assortment; driving key categories through product innovation; refining our contact strategy to optimize response rates; improving our in-stock position to increase order fulfillment rates and testing new product categories that hold sizable potential. In Williams-Sonoma Home, our top priority in fiscal 2007 is superior execution, from product design to world class furniture delivery. We are modifying our brand rollout strategy to coincide with the further development of the infrastructure necessary to accelerate the business, therefore, in fiscal 2007, we plan to open two additional stores in Dallas, Texas and St. Louis, Missouri and reduce catalog circulation until such time as we can improve the overall productivity of the direct-to-customer business.

To improve our overall cost structure, we will continue to drive efficiencies within our supply chain, leverage our emerging brand infrastructure and maintain tight controls around overhead expenses while investing in our future. We expect, however, that we will see further short-term compression in our operating margin in fiscal 2007 as a result of continued softness in the home-furnishings macro-economic environment, increased costs associated with the Pottery Barn recovery plan and higher incentive compensation.

To enhance shareholder value, we will continue to adhere to the principles that have successfully guided us in the past: building the authority of our existing brands in the market segments that we serve; and continuing to leverage the potential of our multi-channel strategy.

We are also increasing our quarterly dividend by 15%, from $0.10 per common share to $0.115 per common share, in addition to continuing our ongoing share repurchase program. As we enter fiscal 2007, we are authorized to repurchase up to 6,195,000 shares of our common stock.

Results of Operations

NET REVENUES

Net revenues consist of retail sales, direct-to-customer sales and shipping fees. Retail sales include sales of merchandise to customers at our retail stores. Direct-to-customer sales include sales of merchandise to customers through our catalogs and the Internet. Shipping fees consist of revenue received from customers for delivery of merchandise. Revenues are presented net of sales returns and other discounts.

The following table summarizes our net revenues for the 52 weeks ended January 28, 2007 (“fiscal 2006”), January 29, 2006 (“fiscal 2005”) and January 30, 2005 (“fiscal 2004”):

Dollars in thousands	Fiscal 2006	% Total	Fiscal 2005	% Total	Fiscal 2004	% Total
Retail revenues	$2,153,978	57.8%	$2,032,907	57.4%	$1,810,979	57.7%
Direct-to-customer revenues	1,573,535	42.2%	1,506,040	42.6%	1,325,952	42.3%
Net revenues	$3,727,513	100.0%	$3,538,947	100.0%	$3,136,931	100.0%

Net revenues for fiscal 2006 increased by $188,566,000, or 5.3%, over fiscal 2005. The increase was primarily due to an increase in store leased square footage of 8.3% (including 28 new store openings and the remodeling or expansion of an additional 28 stores) and comparable stores sales growth of 0.3% in fiscal 2006. This increase was further driven by an overall increase in catalog page circulation of 3.2% and continued strength in our Internet business, primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by lost revenues in the Hold Everything brand, the temporary closure of 24 stores and the permanent closure of 14 stores in fiscal 2006.

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

RETAIL REVENUES AND OTHER DATA

Dollars in thousands	Fiscal 2006	Fiscal 2005	Fiscal 2004
Retail revenues	$2,153,978	$2,032,907	$1,810,979
Percent growth in retail revenues	6.0%	12.3%	11.6%
Percent growth in comparable store sales	0.3%	4.9%	3.5%
Number of stores – beginning of year	570	552	512
Number of new stores	28	30	43
Number of new stores due to remodeling[1]	28	8	17
Number of closed stores due to remodeling[1,2]	(24)	(12)	(15)
Number of permanently closed stores	(14)	(8)	(5)
Number of stores – end of year	588	570	552
Store selling square footage at year-end	3,389,000	3,140,000	2,911,000
Store leased square footage (“LSF”) at year-end	5,451,000	5,035,000	4,637,000
[1]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.
[2]

Fiscal 2005 store closing numbers include two Williams-Sonoma, two Pottery Barn and one Pottery Barn Kids temporary store closures in the New Orleans area due to Hurricane Katrina. One Williams-Sonoma store reopened before fiscal 2005 year-end. The remaining stores reopened in fiscal 2006.

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams-Sonoma	254	5,900	254	5,700	254	5,700
Pottery Barn	197	12,200	188	12,100	183	11,900
Pottery Barn Kids	92	7,900	89	7,800	87	7,800
West Elm	22	17,400	12	16,100	4	14,500
Williams-Sonoma Home	7	14,500	3	13,900	—	—
Outlets	16	20,200	16	20,200	15	15,500
Hold Everything[1]	—	—	8	7,600	9	6,100
Total	588	9,300	570	8,800	552	8,400
[1]During	the first quarter of fiscal 2006, we closed our remaining eight Hold Everything stores.

Retail revenues in fiscal 2006 increased by $121,071,000, or 6.0%, over fiscal 2005 primarily due to an increase in store leased square footage of 8.3% (including 28 new store openings and the remodeling or expansion of an additional 28 stores) and comparable store sales growth of 0.3% in fiscal 2006. This increase was partially offset by the temporary closure of 24 stores and the permanent closure of 14 stores during fiscal 2006. Net revenues generated in the West Elm, Williams-Sonoma, Pottery Barn Kids, Williams-Sonoma Home and Pottery Barn brands were the primary contributors to the year-over-year revenue increase, partially offset by lost revenues in the Hold Everything brand due to the closure of all its stores in late 2005 and the first quarter of fiscal 2006.

Retail revenues in fiscal 2005 increased by $221,928,000, or 12.3%, over fiscal 2004 primarily due to an increase in store leased square footage of 8.6% (including 30 new store openings and the remodeling or expansion of an additional 8 stores) and comparable store sales growth of 4.9%. These increases were partially offset by the temporary closure of 12 stores and the permanent closure of 8 stores during fiscal 2005. Net revenues generated in the Pottery Barn, Williams-Sonoma, West Elm and Pottery Barn Kids brands were the primary contributors to the year-over-year revenue increase.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes new store openings, store remodelings, expansions and closings. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are meaningful to evaluating the performance of the retail strategy. For fiscal 2006, our total comparable store sales exclude the West Elm and Williams-Sonoma Home concepts. For fiscal 2005, our total comparable store sales exclude the West Elm concept.

Percentages represent changes in comparable store sales versus the same period in the prior year.

Percent increase (decrease) in comparable store sales	Fiscal 2006		Fiscal 2005		Fiscal 2004
Williams-Sonoma	3.0%		2.8%		0.5%
Pottery Barn	(2.1%	)	5.7%		4.6%
Pottery Barn Kids	3.3%		5.2%		4.1%
Outlets	(4.3%	)	14.7%		18.1%
Hold Everything[1]	—		(10.7%	)	2.1%
Total	0.3%		4.9%		3.5%
[1]	Hold Everything stores are excluded from the 2006 comparable store sales calculation as this brand’s remaining eight stores were closed in the first quarter of fiscal 2006.

Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the general retail sales environment, consumer preferences and buying trends, changes in sales mix between distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, increased catalog circulation and continued strength in our Internet business. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

DIRECT-TO-CUSTOMER REVENUES

Dollars in thousands	Fiscal 2006		Fiscal 2005	Fiscal 2004
Catalog revenues[1]	$645,975		$739,734	$764,703
Internet revenues[1]	927,560		766,306	561,249
Total direct-to-customer revenues[1]	$1,573,535		$1,506,040	$1,325,952
Percent growth in direct-to-customer revenues	4.5%		13.6%	17.1%
Percent (decrease) increase in number of catalogs circulated	(1.6%	)	4.6%	12.1%
Percent increase in number of pages circulated	3.2%		9.7%	19.5%
[1]

Approximately 55% of our company-wide non-gift registry Internet revenues are driven by customers who recently received a catalog and approximately 45% are incremental to the direct-to-customer channel.

Direct-to-customer revenues in fiscal 2006 increased by $67,495,000, or 4.5%, over fiscal 2005. This increase was primarily driven by revenues generated in the Pottery Barn Kids, Pottery Barn, PBteen, Williams-Sonoma and West Elm brands due to an overall increase in catalog page circulation of 3.2% and continued strength in our Internet business, primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by lost revenues in the Hold Everything brand due to its shutdown during the second quarter of fiscal 2006 and a reduction in year-over-year revenues in the Williams-Sonoma Home brand.

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

COST OF GOODS SOLD

Dollars in thousands	Fiscal 2006	% Net Revenues	Fiscal 2005	% Net Revenues	Fiscal 2004	% Net Revenues
Total cost of goods sold	$2,240,226	60.1%	$2,103,465	59.4%	$1,865,786	59.5%

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

Our classification of expenses in cost of goods sold may not be comparable to other public companies, as we do not include non-occupancy related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third party warehouse management and other distribution-related administrative expenses, are recorded in selling, general and administrative expenses.

Within our reportable segments, the direct-to-customer channel does not incur freight-to-store or store occupancy expenses, and typically operates with lower markdowns and inventory shrinkage than the retail channel. However, the direct-to-customer channel incurs higher customer shipping, damage and replacement costs than the retail channel.

Fiscal 2006 vs. Fiscal 2005

Cost of goods sold increased by $136,761,000, or 6.5%, in fiscal 2006 over fiscal 2005. Including expense of approximately $5,000,000 associated with transitioning the merchandising strategies of our Hold Everything brand into our other existing brands and the implementation of FASB Staff Position (“FSP”) FAS 13-1, cost of goods sold as a percentage of net revenues increased to 60.1% in fiscal 2006 from 59.4% in fiscal 2005. This 70 basis point increase as a percentage of net revenues was primarily driven by retail occupancy expense deleverage and increased markdowns in the Pottery Barn brand. The occupancy cost deleverage was primarily driven by the retail rollout of our emerging brands, in addition to higher retail occupancy costs in our core brands. This increase was further driven by the implementation of FSP FAS 13-1. These costs were partially offset, however, by the elimination of fixed occupancy and all other cost of goods sold associated with the Hold Everything brand.

In the retail channel, cost of goods sold as a percentage of retail net revenues increased 130 basis points during fiscal 2006 compared to fiscal 2005. This was driven by retail occupancy expense deleverage and increased markdowns in the Pottery Barn brand. The occupancy cost deleverage was primarily driven by the retail rollout of our emerging brands, in addition to higher retail occupancy costs in our core brands. This increase was further driven by the implementation of FSP FAS 13-1. These costs were partially offset, however, by the elimination of fixed occupancy and all other cost of goods sold associated with the Hold Everything brand.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues decreased by 30 basis points during fiscal 2006 compared to fiscal 2005. This was primarily due to an improvement in cost of merchandise, partially offset by an increase in other occupancy expenses compared to fiscal 2005 and higher direct-to-customer shipping costs.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Dollars in thousands	Fiscal 2006	% Net Revenues	Fiscal 2005	% Net Revenues	Fiscal 2004	% Net Revenues
Selling, general and administrative expenses	$1,159,786	31.1%	$1,090,392	30.8%	$961,176	30.6%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution warehouses, customer care centers, supply chain operations (buying, receiving and inspection), and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.

Due to their distinct distribution and marketing strategies, we experience differing employment and advertising costs as a percentage of net revenues within the retail and direct-to-customer channels. Store employment costs represent a greater percentage of retail net revenues than employment costs as a percentage of net revenues within the direct-to-customer channel. However, catalog advertising expenses are greater within the direct-to-customer channel than the retail channel.

Fiscal 2006 vs. Fiscal 2005

Selling, general and administrative expenses increased by $69,394,000, or 6.4%, over fiscal 2005. Including the charge of approximately $16,000,000 resulting from both the expense associated with stock-based compensation (including the implementation of SFAS 123R) and the favorable net impact of Unusual Business Events, selling, general and administrative expenses as a percentage of net revenues increased to 31.1% in fiscal 2006 from 30.8% in fiscal 2005. This 30 basis point increase as a percentage of net revenues was primarily driven by increased employment costs due to the recognition of stock-based compensation expense, the growth of the emerging brands and expense incurred in connection with the departure of our former Chief Executive Officer, partially offset by lower incentive compensation compared to fiscal 2005. This increase was further driven by higher asset disposals related to our information technology systems and higher asset impairment charges related to our retail stores (including two mid-market Williams-Sonoma Home stores), partially offset by a change in estimate for recording income associated with unredeemed gift certificates, the settlement of the Visa/MasterCard litigation and the elimination of expenses associated with the Hold Everything brand.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues increased approximately 10 basis points in fiscal 2006 versus fiscal 2005, primarily driven by an increase in employment costs associated with the growth in the emerging brands. This increase was partially offset by a change in estimate for recording income associated with unredeemed gift certificates and a reduction in expense associated with retail asset impairment charges as compared to prior year, which had higher retail asset impairment charges associated with the early shutdown of our Hold Everything stores.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues decreased by approximately 10 basis points in fiscal 2006 compared to fiscal 2005. This decrease was primarily driven by a rate decrease in advertising costs resulting from the elimination of unproductive catalog circulation in the Hold Everything brand, the recording of income associated with unredeemed gift certificates resulting from a change in estimate and a greater percentage of total company net revenues being generated in the e-commerce channel, which incurs advertising expense at a lower rate than the company average. This decrease was partially offset by reduced catalog productivity in the Pottery Barn brand as well as an increase in employment costs.

Fiscal 2005 vs. Fiscal 2004

Selling, general and administrative expenses increased by $129,216,000, or 13.4%, over fiscal 2004. Including an approximate $9,000,000 charge associated with transitioning the merchandising strategies of our Hold Everything brand into our other existing brands, selling, general and administrative expenses expressed as a percentage of net revenues increased to 30.8% in fiscal 2005 from 30.6% in fiscal 2004. This 20 basis point increase as a percentage of net revenues was primarily due to higher catalog advertising expenses and other general expenses, partially offset by rate reductions in employee benefit costs. Increased paper costs across all brands drove the majority of the catalog advertising expense increase. The increase in other general expenses was primarily due to asset impairment costs associated with the early shutdown of our Hold Everything stores as a result of transitioning the merchandising strategies of our Hold Everything brand into our other existing brands.

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

INTEREST INCOME AND EXPENSE

Interest income was $11,810,000, $5,683,000 and $1,939,000 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, comprised primarily of income from short-term investments classified as cash and cash equivalents. The increase in interest income during fiscal 2006 resulted from an increase in the interest rates associated with these short-term investments as well as higher cash balances during fiscal 2006 compared to fiscal 2005.

Interest expense was $2,125,000 (net of capitalized interest of $699,000), $1,975,000 (net of capitalized interest of $1,200,000) and $1,703,000 (net of capitalized interest of $1,689,000) for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Interest expense increased by $150,000 in fiscal 2006, primarily due to a reduction in capitalized interest, partially offset by lower interest expense in fiscal 2006 as a result of the repayment of the outstanding balance on our senior notes in August 2005 and the repayment of certain capital lease obligations in late 2005 and early 2006.

Interest expense increased by $272,000 in fiscal 2005, primarily due to interest expense associated with our Mississippi industrial development bonds issued in June 2004, partially offset by lower interest expense incurred on our senior notes as a result of the repayment of our outstanding balance in August 2005.

INCOME TAXES

Our effective tax rate was 38.1% for fiscal 2006 and 38.4% for fiscal 2005 and fiscal 2004. Our fiscal 2006 tax rate decreased primarily due to certain income tax benefits that were favorably resolved under audit in fiscal

2006. In addition, in fiscal 2005, there was an increase in reserves for potential state income tax exposure, which resulted in a higher fiscal 2005 tax rate. We currently expect our fiscal 2007 effective tax rate to be in the range of 38.5% to 38.8%. This effective tax rate does not include any potential impact from the implementation of FIN 48, which we will adopt in the first quarter of fiscal 2007. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of January 28, 2007, we held $275,429,000 in cash and cash equivalent funds. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2007, we plan to utilize our cash resources to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, purchases of property and equipment, share repurchases and dividends. In addition to the current cash balances on-hand, we have a $300,000,000 credit facility available as of January 28, 2007 that may be used for loans or letters of credit. No amounts were borrowed by us under the credit facility in either fiscal 2006 or fiscal 2005. However, as of January 28, 2007, $37,398,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities over the next 12 month period.

In fiscal 2006, net cash provided by operating activities was $309,114,000 compared to net cash provided by operating activities of $348,373,000 in fiscal 2005. Cash provided by operating activities in fiscal 2006 was primarily attributable to net earnings, an increase in deferred rent and lease incentives due to new store openings, an increase in income taxes payable and an increase in customer deposits due to growth in unredeemed gift cards. This was partially offset by an increase in merchandise inventories due to inventories growing at a faster rate than sales, in addition to the purchase of new inventory to support the increase in sales in our core and emerging brands and an increase in our leased square footage of 8.3%.

In fiscal 2005, net cash provided by operating activities was $348,373,000 compared to net cash provided by operating activities of $304,437,000 in fiscal 2004. Cash provided by operating activities in fiscal 2005 was primarily attributable to net earnings, an increase in deferred rent and lease incentives due to new store openings, and an increase in customer deposits due to growth in unredeemed gift certificates and gift cards. This was partially offset by an increase in merchandise inventories in order to support the increase in sales in our core and emerging brands and an increase in our leased square footage of 8.6%.

Net cash used in investing activities was $189,287,000 for fiscal 2006 compared to $151,788,000 in fiscal 2005. Fiscal 2006 purchases of property and equipment were $190,980,000, comprised of $119,245,000 for 28 new and 28 remodeled or expanded stores, $51,199,000 for systems development projects (including e-commerce websites) and $20,536,000 for distribution, facility infrastructure and other projects.

Net cash used in investing activities was $151,788,000 for fiscal 2005 compared to $181,453,000 in fiscal 2004. Fiscal 2005 purchases of property and equipment were $151,788,000, comprised of $90,602,000 for 30 new and 8 remodeled or expanded stores, $39,602,000 for systems development projects (including e-commerce websites) and $21,584,000 for distribution, facility infrastructure and other projects.

In fiscal 2007, we anticipate investing $220,000,000 to $240,000,000 in the purchase of property and equipment, primarily for the construction of 21 new stores and 20 remodeled or expanded stores, systems development projects (including e-commerce websites), and distribution, facility infrastructure and other projects.

For fiscal 2006, cash used in financing activities was $206,027,000 compared to $75,808,000 in fiscal 2005, comprised primarily of $185,508,000 for the repurchase of our common stock and $34,435,000 for the payment of dividends, partially offset by $13,935,000 in proceeds from the exercise of stock options.

For fiscal 2005, cash used in financing activities was $75,808,000 compared to $48,207,000 in fiscal 2004, comprised primarily of $93,921,000 for the repurchase of our common stock and $9,235,000 for the repayment of long-term obligations, including capital leases and long-term debt, partially offset by $28,002,000 in proceeds from the exercise of stock options.

Stock Repurchase Program

During fiscal 2006, we repurchased and retired a total of 5,824,500 shares of common stock under all programs previously authorized at a weighted average cost of $31.85 per share and an aggregate cost of approximately $185,508,000. As of fiscal year-end, the remaining authorized number of shares eligible for repurchase was 1,195,500.

In March 2007, our Board of Directors authorized a stock repurchase program to acquire up to an additional 5,000,000 shares of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of January 28, 2007:

	Payments Due by Period
Dollars in thousands	Fiscal 2007	Fiscal 2008 to Fiscal 2010	Fiscal 2011 to Fiscal 2012	Thereafter	Total
Memphis-based distribution facilities obligation	$1,490	$4,484	$2,949	$5,389	$14,312
Mississippi industrial development bonds	14,200	—	—	—	14,200
Capital leases	163	—	—	—	163
Interest[1]	1,995	4,578	1,942	937	9,452
Operating leases[2,3]	191,638	534,941	303,652	561,311	1,591,542
Purchase obligations[4]	738,285	3,050	—	—	741,335
Total	$947,771	$547,053	$308,543	$567,637	$2,371,004
[1]	Represents interest expected to be paid on our long-term debt, Mississippi industrial development bonds and capital leases.
[2]	See discussion on operating leases in the “Off Balance Sheet Arrangements” section and Note E to our Consolidated Financial Statements.
[3]	Projected payments include only those amounts that are fixed and determinable as of the reporting date.
[4]	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements.

Memphis-Based Distribution Facilities Obligation

As of January 28, 2007, long-term debt of $14,312,000 consisted of bond-related debt pertaining to the consolidation of our Memphis-based distribution facilities in accordance with FASB Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities.” See discussion of the consolidation of our Memphis-based distribution facilities at Note F to our Consolidated Financial Statements.

Mississippi Industrial Development Bonds

In June 2004, in an effort to utilize tax incentives offered to us by the state of Mississippi, we entered into an agreement whereby the Mississippi Business Finance Corporation issued $15,000,000 in long-term variable rate industrial development bonds, the proceeds, net of debt issuance costs, of which were loaned to us to finance the acquisition and installation of leasehold improvements and equipment located in our Olive Branch distribution center. The bonds are marketed through a remarketing agent and are secured by a letter of credit issued under our $300,000,000 line of credit facility. The bonds mature on June 1, 2024. The bond rate resets each week based upon current market rates. The rate in effect at January 28, 2007 was 5.4%.

The bond agreement allows for each bondholder to tender their bonds to the trustee for repurchase, on demand, with seven days advance notice. In the event the remarketing agent fails to remarket the bonds, the trustee will draw upon the letter of credit to fund the purchase of the bonds. As of January 28, 2007, $14,200,000 remained outstanding on these bonds and was classified as current debt. The bond proceeds were restricted for use in the acquisition and installation of leasehold improvements and equipment located in our Olive Branch distribution center. As of January 28, 2007, we had acquired and installed all $15,000,000 of leasehold improvements and equipment associated with the facility.

Capital Leases

Our $163,000 of capital lease obligations consists primarily of leases for distribution center equipment used in our normal course of business.

Other Contractual Obligations

We have other liabilities reflected in our consolidated balance sheets. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2007 which are included in our current liabilities as of January 28, 2007.

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of January 28, 2007.

	Amount of Outstanding Commitment Expiration By Period
Dollars in thousands	Fiscal 2007	Fiscal 2008 to Fiscal 2010	Fiscal 2011 to Fiscal 2012	Thereafter	Total
Credit facility	—	—	—	—	—
Letter of credit facilities	$124,860	—	—	—	$124,860
Standby letters of credit	37,398	—	—	—	37,398
Total	$162,258	—	—	—	$162,258

Credit Facility

As of January 28, 2007, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit and contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR). Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the new credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the credit facility. The credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. No amounts were borrowed under the credit facility during fiscal 2006 or fiscal 2005. However, as of January 28, 2007, $37,398,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of January 28, 2007, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

We have five unsecured commercial letter of credit reimbursement facilities for an aggregate of $165,000,000, each of which expires on September 8, 2007. As of January 28, 2007, an aggregate of $124,860,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of January 28, 2007. The latest expiration possible for any future letters of credit issued under the facilities is February 5, 2008.

OFF BALANCE SHEET ARRANGEMENTS

Operating Leases

We lease store locations, warehouses, corporate facilities, call centers and certain equipment for original terms ranging generally from 3 to 22 years. Certain leases contain renewal options for periods up to 20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, any contingent rental payments are recorded as incurred each period when the sales threshold is probable and are excluded from our calculation of deferred rent liability. See Notes A and E to our Consolidated Financial Statements.

We have an operating lease for a 1,002,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2022, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company. The construction and expansion of the distribution facility was financed by the original lessor through the sale of $39,200,000 Taxable Industrial Development Revenue Bonds, Series 1998 and 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of January 28, 2007, approximately $30,301,000 was outstanding on the bonds. During fiscal 2006, we made annual rental payments of approximately $3,693,000, plus applicable taxes, insurance and maintenance expenses.

We have an operating lease for an additional 1,103,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2023, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company. The construction of the distribution facility was financed by the original lessor through the sale of $42,500,000 Taxable Industrial Development Revenue Bonds, Series 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of January 28, 2007, approximately $33,481,000 was outstanding on the bonds. During fiscal 2006, we made annual rental payments of approximately $4,180,000, plus applicable taxes, insurance and maintenance expenses.

In December 2003, we entered into an agreement to lease 780,000 square feet of a distribution facility located in Olive Branch, Mississippi. The lease has an initial term of six years, with two optional two-year renewals. The agreement includes an option to lease an additional 390,000 square feet of the same distribution center. We exercised this option and began occupying this space in fiscal 2006. During fiscal 2006, we made annual rental payments of approximately $2,968,000, plus applicable taxes, insurance and maintenance expenses.

In February 2004, we entered into an agreement to lease 781,000 square feet of a distribution center located in Cranbury, New Jersey. The lease has an initial term of seven years, with three optional five-year renewals. The agreement allows us to lease an additional 219,000 square feet of the facility in the event the current tenant vacates the premises. As of January 28, 2007, the current tenant had not vacated the premises. During fiscal 2006, we made annual rental payments of approximately $3,397,000, plus applicable taxes, insurance and maintenance expenses.

In August 2004, we entered into an agreement to lease a 500,000 square foot distribution facility located in Memphis, Tennessee. The lease has an initial term of four years, with one optional three-year and nine-month renewal. During fiscal 2006, we made annual rental payments of approximately $1,025,000, plus applicable taxes, insurance and maintenance expenses.

In May 2006, we entered into an agreement to lease a 418,000 square foot distribution facility located in South Brunswick, New Jersey. The lease has an initial term of two years, with two optional two-year renewals. During fiscal 2006, we made annual rental payments of approximately $1,247,000, plus applicable taxes, insurance and maintenance expenses.

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

CONSOLIDATION OF MEMPHIS-BASED DISTRIBUTION FACILITIES

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of W. Howard Lester, our Chairman of the Board of Directors and Chief Executive Officer and James A. McMahan, a Director Emeritus, both of whom are significant shareholders. Partnership 1 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties.

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of industrial development bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 industrial development bonds are collateralized by the distribution facility and the individual partners guarantee the bond repayments. As of January 28, 2007, $1,418,000 was outstanding under the Partnership 1 industrial development bonds.

During fiscal 2006, we made annual rental payments of approximately $618,000, plus interest on the bonds calculated at a variable rate determined monthly (approximately 4.0% in January 2007), applicable taxes, insurance and maintenance expenses. Although the current term of the lease expires in August 2007, we are obligated to renew the operating lease on an annual basis until these bonds are fully repaid.

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

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of industrial development bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 industrial development bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of January 28, 2007, $12,893,000 was outstanding under the Partnership 2 industrial development bonds.

During fiscal 2006, we made annual rental payments of approximately $2,585,000, plus applicable taxes, insurance and maintenance expenses. Although the current term of the lease expires in August 2007, we are obligated to renew the operating lease on an annual basis until these bonds are fully repaid.

The two partnerships described above qualify as variable interest entities under FIN 46R due to their related party relationship and our obligation to renew the leases until the bonds are fully repaid. Accordingly, the two related party variable interest entity partnerships from which we lease our Memphis-based distribution facilities are consolidated by us. As of January 28, 2007, the consolidation resulted in increases to our consolidated balance sheet of $17,620,000 in assets (primarily buildings), $14,312,000 in debt and $3,308,000 in other long-term liabilities. Consolidation of these partnerships does not have an impact on our net income.

IMPACT OF INFLATION

The impact of inflation on our results of operations for the past three fiscal years has not been significant.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

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

Advertising and Prepaid Catalog Expenses

Advertising expenses consist of media and production costs related to catalog mailings, e-commerce advertising and other direct marketing activities. All advertising costs are expensed as incurred with the exception of prepaid catalog expenses. Prepaid catalog expenses consist primarily of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Estimated future revenues are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable remaining future profitability (remaining net revenues less merchandise cost of goods sold, selling expenses and catalog related-costs) associated with that catalog. If the catalog is not expected to be profitable, the carrying amount of the catalog is impaired accordingly.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Any reduction in the estimated lives would result in higher depreciation expense in a given period for the related assets.

For any store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” However, most store closures occur upon the lease expiration.

We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores for which current cash flows from operations are either negative or nominal, or the construction costs are significantly in excess of the amount originally expected. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term (typically 5 to 22 years) is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, employment rates, lease escalations, inflation on operating expenses and the overall economics of the retail industry for up to 20 years in the future, and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the net carrying value and the asset’s fair value. The fair value is estimated based upon future cash flows (discounted at a rate that approximates our weighted average cost of capital) or other reasonable estimates of fair market value. See Note A to the Consolidated Financial Statements for additional information regarding Property and Equipment.

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

Revenue Recognition

We recognize revenues and the related cost of goods sold (including shipping costs) at the time the products are received by our customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition.” Revenue is recognized for retail sales (excluding home-delivered merchandise) at the point of sale in the store and for home-delivered merchandise and direct-to-customer sales when the merchandise is delivered to the customers. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period. Shipping and handling fees charged to the customer are recognized as revenue at the time the products are delivered to the customer. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

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

Stock-Based Compensation

On January 30, 2006, we adopted SFAS No. 123R, “Share-Based Payments,” which required us to measure and record compensation expense in our consolidated financial statements for all employee stock-based compensation awards using a fair value method. For stock options and stock-settled stock appreciation rights (“option awards”), fair value is determined using the Black-Scholes valuation model, while restricted stock units are valued using the closing price of our stock on the date prior to the date of issuance. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised. The fair value of the award is amortized over the expected service period. Prior to fiscal 2006, we accounted for stock-based compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense was recognized prior to fiscal 2006 for option awards with an exercise price equal to the fair value on the date of grant. See Note I to our Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

On January 30, 2006, we adopted FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which requires us to expense all rental costs associated with our operating leases that are incurred during a construction period. The adoption of this Staff Position resulted in after-tax occupancy expense of approximately $1,439,000, or $0.01 per diluted share, in fiscal 2006 and is recorded as a component of cost of goods sold.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, transition and disclosure requirements for uncertain tax positions. We will adopt the provisions of FIN 48 beginning in the first quarter of fiscal 2007. We are currently in the process of determining the effect the adoption of FIN 48 will have on our consolidated financial statements.

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. We present revenues net of any taxes collected from customers and remitted to governmental authorities. We do not expect the adoption of EITF 06-3 to have an impact on our consolidated financial position, results of operations or cash flows.

As of January 28, 2007, we adopted the evaluation requirements of Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides the Staff’s views regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations or cash flows in fiscal 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 only applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments, and measurements that are similar to, but not intended to be, fair value. This Statement is effective for fiscal years beginning after November 15, 2007 and will require additional disclosures in our financial statements. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on our credit facility, Mississippi industrial development bond and the bond-related debt associated with our Memphis-based distribution facilities is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 52 basis points (an approximate 10% increase in the associated variable rates as of January 28, 2007), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 5% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these transactions were not significant to us during fiscal 2006 or fiscal 2005. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of January 28, 2007, we have 14 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. As necessary, we may enter into 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. These contracts are accounted for by adjusting the carrying amount of the contract to market and recognizing any gain or loss in selling, general and administrative expenses in each reporting period. We did not enter into any foreign currency contracts during fiscal 2006 or fiscal 2005. Any gain or loss associated with these types of contracts in prior years was not material to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

	Fiscal Year Ended
Dollars and shares in thousands, except per share amounts	Jan. 28, 2007	Jan. 29, 2006	Jan. 30, 2005
Net revenues	$3,727,513	$3,538,947	$3,136,931
Cost of goods sold	2,240,226	2,103,465	1,865,786
Gross margin	1,487,287	1,435,482	1,271,145
Selling, general and administrative expenses	1,159,786	1,090,392	961,176
Interest income	(11,810)	(5,683)	(1,939)
Interest expense	2,125	1,975	1,703
Earnings before income taxes	337,186	348,798	310,205
Income taxes	128,318	133,932	118,971
Net earnings	$208,868	$214,866	$191,234
Basic earnings per share	$1.83	$1.86	$1.65
Diluted earnings per share	$1.79	$1.81	$1.60
Shares used in calculation of earnings per share:
Basic	114,020	115,616	116,159
Diluted	116,773	118,427	119,347

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Balance Sheets

Dollars and shares in thousands, except per share amounts	Jan. 28, 2007	Jan. 29, 2006
ASSETS
Current assets
Cash and cash equivalents	$275,429	$360,982
Accounts receivable (less allowance for doubtful accounts of $168 and $168)	48,821	51,020
Merchandise inventories – net	610,599	520,292
Prepaid catalog expenses	59,610	53,925
Prepaid expenses	28,570	31,847
Deferred income taxes	70,837	57,267
Other assets	7,097	7,831
Total current assets	1,100,963	1,083,164
Property and equipment – net	912,582	880,305
Non-current deferred income taxes	18,670	—
Other assets (less accumulated amortization of $632 and $679)	16,116	18,151
Total assets	$2,048,331	$1,981,620
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$214,771	$196,074
Accrued salaries, benefits and other	85,148	93,434
Customer deposits	187,625	172,775
Income taxes payable	101,638	83,589
Current portion of long-term debt	15,853	18,864
Other liabilities	22,699	25,656
Total current liabilities	627,734	590,392
Deferred rent and lease incentives	236,604	218,254
Long-term debt	12,822	14,490
Deferred income tax liabilities	—	18,455
Other long-term obligations	19,740	14,711
Total liabilities	896,900	856,302
Commitments and contingencies – See Note L
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	—	—
Common stock, $.01 par value, 253,125 shares authorized, 109,868 shares issued and outstanding at January 28, 2007; 114,779 shares issued and outstanding at January 29, 2006	1,099	1,148
Additional paid-in capital	358,223	325,146
Retained earnings	784,325	791,329
Accumulated other comprehensive income	7,784	7,695
Total shareholders’ equity	1,151,431	1,125,318
Total liabilities and shareholders’ equity	$2,048,331	$1,981,620

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income
Dollars and shares in thousands	Shares	Amount

Balance at February 1, 2004	115,827	$1,158	$252,325	$547,821	$3,287	$804,591

Net earnings	—	—	—	191,234	—	191,234	$191,234
Foreign currency translation adjustment	—	—	—	—	1,882	1,882	1,882
Exercise of stock options and related tax effect	1,818	18	39,257	—	—	39,275
Repurchase and retirement of common stock	(2,273)	(22)	(4,862)	(74,436)	—	(79,320)

Comprehensive income							$193,116

Balance at January 30, 2005	115,372	1,154	286,720	664,619	5,169	957,662

Net earnings	—	—	—	214,866	—	214,866	$214,866
Foreign currency translation adjustment	—	—	—	—	2,526	2,526	2,526
Exercise of stock options and related tax effect	1,829	18	43,727	—	—	43,745
Repurchase and retirement of common stock	(2,422)	(24)	(5,741)	(88,156)	—	(93,921)
Stock-based compensation expense	—	—	440	—	—	440

Comprehensive income							$217,392

Balance at January 29, 2006	114,779	1,148	325,146	791,329	7,695	1,125,318

Net earnings	—	—	—	208,868	—	208,868	$208,868
Foreign currency translation adjustment	—	—	—	—	76	76	76
Unrealized gain/(loss) on investment	—	—	—	—	13	13	13
Exercise of stock options and related tax effect	913	9	21,349	—	—	21,358
Repurchase and retirement of common stock	(5,824)	(58)	(15,031)	(170,419)	—	(185,508)
Stock-based compensation expense	—	—	26,759	54	—	26,813
Dividends declared	—	—	—	(45,507)	—	(45,507)

Comprehensive income							$208,957

Balance at January 28, 2007	109,868	$1,099	$358,223	$784,325	$7,784	$1,151,431

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
Dollars in thousands	Jan. 28, 2007	Jan. 29, 2006	Jan. 30, 2005
Cash flows from operating activities:
Net earnings	$208,868	$214,866	$191,234
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	135,031	123,199	111,624
Loss on disposal/impairment of assets	17,113	12,050	1,080
Amortization of deferred lease incentives	(28,683)	(24,909)	(22,530)
Deferred income taxes	(50,751)	(20,791)	(6,254)
Tax benefit from exercise of stock options	2,545	15,743	13,085
Stock-based compensation expense	26,813	440	—
Other	—	—	335
Changes in:
Accounts receivable	1,070	(6,829)	(10,900)
Merchandise inventories	(90,598)	(67,474)	(48,017)
Prepaid catalog expenses	(5,684)	(405)	(15,056)
Prepaid expenses and other assets	5,398	9,032	(19,702)
Accounts payable	11,981	14,365	17,773
Accrued salaries, benefits and other	(6,141)	15,950	9,955
Customer deposits	14,958	24,066	32,273
Deferred rent and lease incentives	49,079	27,661	42,080
Income taxes payable	18,115	11,409	7,457
Net cash provided by operating activities	309,114	348,373	304,437
Cash flows from investing activities:
Purchases of property and equipment	(190,980)	(151,788)	(181,453)
Proceeds from insurance reimbursement	1,104	—	—
Proceeds from sale of investment	589	—	—
Net cash used in investing activities	(189,287)	(151,788)	(181,453)
Cash flows from financing activities:
Proceeds from bond issuance	—	—	15,000
Repayments of long-term obligations	(4,679)	(9,235)	(9,789)
Proceeds from exercise of stock options	13,935	28,002	26,190
Excess tax benefit from exercise of stock options	4,878	—	—
Repurchase of common stock	(185,508)	(93,921)	(79,320)
Payment of dividends	(34,435)	—	—
Credit facility costs	(218)	(654)	(288)
Net cash used in financing activities	(206,027)	(75,808)	(48,207)
Effect of exchange rates on cash and cash equivalents	647	995	523
Net (decrease) increase in cash and cash equivalents	(85,553)	121,772	75,300
Cash and cash equivalents at beginning of year	360,982	239,210	163,910
Cash and cash equivalents at end of year	$275,429	$360,982	$239,210
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest[1]	$2,815	$3,352	$3,585
Income taxes[2]	155,041	130,766	105,910

1 Interest paid, net of capitalized interest, was $2.1 million, $2.2 million and $1.9 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

2 Income taxes paid in fiscal 2006 is presented net of refunds of $1.7 million.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). The direct-to-customer segment of our business sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). The catalogs reach customers throughout the U.S., while the five retail concepts currently operate 588 stores in 44 states, Washington, D.C. and Canada.

In January 2006, we decided to transition the merchandising strategies of our Hold Everything brand into our other existing brands by the end of fiscal 2006. In connection with this transition, we incurred pre-tax charges of approximately $13,500,000 ($0.07 per diluted share) and $4,300,000 ($0.02 per diluted share) in fiscal 2005 and fiscal 2006, respectively. These costs primarily included the initial asset impairment and lease termination costs associated with the shutdown of the Hold Everything retail stores, the asset impairment of the e-commerce website and the write-down of impaired merchandise inventories. In fiscal 2006, this pre-tax charge consisted of approximately $2,700,000 in cost of goods sold and approximately $1,600,000 in selling, general and administrative expenses. All of our Hold Everything retail stores were closed during late 2005 and the first quarter of fiscal 2006. The final phase of our operational shutdown was completed in the second quarter of fiscal 2006, with our final Hold Everything catalog mailed in May 2006 and our Hold Everything website ceasing operations in June 2006.

Significant intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Sunday closest to January 31, based on a 52/53-week year. Fiscal 2006, fiscal 2005 and fiscal 2004 ended on January 28, 2007 (52 weeks), January 29, 2006 (52 weeks) and January 30, 2005 (52 weeks), respectively. Our next 53-week fiscal year will be fiscal 2007, ending on February 3, 2008.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Total accounts receivable were approximately $48,821,000 and $51,020,000 as of January 28, 2007 and January 29, 2006, respectively, consisting primarily of credit card and landlord receivables, for which collectibility is reasonably assured. Other miscellaneous receivables are evaluated for collectibility on a regular basis and an allowance for doubtful accounts is recorded as deemed necessary.

A summary of activity in the allowance for doubtful accounts is as follows:

Dollars in thousands	Fiscal 2006	Fiscal 2005	Fiscal 2004
Balance at beginning of year	$168	$217	$207
Provision for loss on accounts receivable	—	(49)	10
Accounts written off	—	—	—
Balance at end of year[1]	$168	$168	$217

1 The majority of this amount relates to a full reserve on one of our receivables.

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

Approximately 62%, 63% and 62% of our merchandise purchases in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, were foreign-sourced, primarily from Asia and Europe.

Advertising and Prepaid Catalog Expenses

Advertising expenses consist of media and production costs related to catalog mailings, e-commerce advertising and other direct marketing activities. All advertising costs are expensed as incurred with the exception of prepaid catalog expenses. Prepaid catalog expenses consist primarily of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Estimated future revenues are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable remaining future profitability (remaining net revenues less merchandise cost of goods sold, selling expenses and catalog related-costs) associated with that catalog. If the catalog is not expected to be profitable, the carrying amount of the catalog is impaired accordingly.

Total advertising expenses (including catalog advertising, e-commerce advertising and all other advertising costs) were approximately $365,829,000, $346,620,000 and $297,242,000 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

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

Internally developed software costs are capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Interest costs related to assets under construction, including software projects, are capitalized during the construction or development period. We capitalized interest costs of $699,000, $1,200,000 and $1,689,000 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

For any store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” However, most store closures occur upon the lease expiration.

We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores for which current cash flows from operations are either negative or nominal, or the construction costs are significantly in excess of the amount originally expected. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term (typically 5 to 22 years) is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, employment rates, lease escalations, inflation on operating expenses and the overall economics of the retail industry for up to 20 years in the future, and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the net carrying value and the asset’s fair value. The fair value is estimated based upon future cash flows (discounted at a rate that approximates our weighted average cost of capital) or other reasonable estimates of fair market value. We recorded impairment charges of approximately $5,629,000, $733,000 and $82,000 in selling, general and administrative expense in fiscal 2006, fiscal 2005, and fiscal 2004, respectively, related to our retail stores.

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

Deferred Rent and Lease Incentives

For leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease, we recognize rental expense on a straight-line basis over the lease term, including the construction period, and record the difference between rent expense and the amount currently payable as deferred rent. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” we expense any rental costs incurred during the construction period. Deferred lease incentives include construction allowances received from landlords, which are amortized on a straight-line basis over the lease term, including the construction period.

Contingent Liabilities

Contingent liabilities are recorded when it is determined that the outcome of an event is expected to result in a loss that is considered probable and reasonably estimable.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, investments, accounts payable and debt approximate their estimated fair values.

Revenue Recognition

We recognize revenues and the related cost of goods sold (including shipping costs) at the time the products are received by our customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition.” Revenue is recognized for retail sales (excluding home-delivered merchandise) at the point of sale in the store and for home-delivered merchandise and direct-to-customer sales when the merchandise is delivered to the customers. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period. Shipping and handling fees charged to the customer are recognized as revenue at the time the products are delivered to the customer. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

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

Dollars in thousands	Fiscal 2006[1]	Fiscal 2005[1]	Fiscal 2004[1]
Balance at beginning of year	$13,682	$13,506	$12,281
Provision for sales returns	264,630	243,807	215,715
Actual sales returns	(262,845)	(243,631)	(214,490)
Balance at end of year	$15,467	$13,682	$13,506
[1]	Amounts are shown net of cost of goods sold.

Vendor Allowances

We receive allowances or credits from certain vendors for volume rebates. In accordance with Emerging Issues Task Force Issue No. (“EITF”) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” our accounting policy is to treat such volume rebates as an offset to the cost of the product or services provided at the time the expense is recorded. These allowances and credits received are primarily recorded in both cost of goods sold and in selling, general and administrative expenses.

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

Financial Instruments

As of January 28, 2007, we have 14 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. As necessary, we may enter into 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. These contracts are accounted for by adjusting the carrying amount of the contract to market and recognizing any gain or loss in selling, general and administrative expenses in each reporting period. We did not enter into any foreign currency contracts during fiscal 2006 or fiscal 2005. Any gain or loss associated with these types of contracts in prior years was not material to us.

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

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of our common stock for the period, to the extent their inclusion would be dilutive.

Stock-Based Compensation

On January 30, 2006, we adopted SFAS No. 123R, “Share-Based Payments,” which required us to measure and record compensation expense in our consolidated financial statements for all employee stock-based compensation awards using a fair value method. For stock options and stock-settled stock appreciation rights (“option awards”), fair value is determined using the Black-Scholes valuation model, while restricted stock units are valued using the closing price of our stock on the date prior to the date of issuance. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised. The fair value of the award is amortized over the expected service period. Total stock-based compensation expense (including the implementation of this Statement), net of tax, was $16,575,000, or $0.14 per diluted share, in fiscal 2006 and is recorded as a component of selling, general and administrative expenses. Prior to fiscal 2006, we accounted for stock-based compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense was recognized prior to fiscal 2006 for option awards with an exercise price equal to the fair value on the date of grant.

New Accounting Pronouncements

On January 30, 2006, we adopted FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which requires us to expense all rental costs associated with our operating leases that are incurred during a construction period. The adoption of this Staff Position resulted in after-tax occupancy expense of approximately $1,439,000, or $0.01 per diluted share, in fiscal 2006 and is recorded as a component of cost of goods sold.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, transition and disclosure requirements for uncertain tax positions. We will adopt the provisions of FIN 48 beginning in the first quarter of fiscal 2007. We are currently in the process of determining the effect the adoption of FIN 48 will have on our consolidated financial statements.

In June 2006, the FASB’s EITF reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. We present revenues net of any taxes collected from customers and remitted to governmental authorities. We do not expect the adoption of EITF 06-3 to have an impact on our consolidated financial position, results of operations or cash flows.

As of January 28, 2007, we adopted the evaluation requirements of SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides the Staff’s views regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations or cash flows in fiscal 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 only applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments, and measurements that are similar to, but not intended to be, fair value. This Statement is effective for fiscal years beginning after November 15, 2007 and will require additional disclosures in our financial statements. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

Note B: Property and Equipment

Property and equipment consists of the following:

Dollars in thousands	Jan. 28, 2007	Jan. 29, 2006
Leasehold improvements	$720,927	$651,498
Fixtures and equipment	479,012	449,163
Land and buildings	132,464	131,484
Capitalized software	181,829	145,407
Corporate systems projects in progress[1]	83,650	98,398
Corporate aircraft	48,670	48,677
Construction in progress[2]	16,799	31,501
Total	1,663,351	1,556,128
Accumulated depreciation and amortization	(750,769)	(675,823)
Property and equipment – net	$912,582	$880,305

1 Corporate systems projects in progress is primarily comprised of a new merchandising, inventory management and order management system currently under development.

2 Construction in progress is primarily comprised of leasehold improvements and furniture and fixtures related to new, unopened retail stores.

Note C: Borrowing Arrangements

Long-term debt consists of the following:

Dollars in thousands	Jan. 28, 2007	Jan. 29, 2006
Obligations under capital leases	$163	$3,458
Memphis-based distribution facilities obligation	14,312	15,696
Mississippi industrial development bonds	14,200	14,200
Total debt	28,675	33,354
Less current maturities	15,853	18,864
Total long-term debt	$12,822	$14,490

Capital Leases

Our $163,000 of capital lease obligations consists primarily of leases for distribution center equipment used in our normal course of business.

Memphis-Based Distribution Facilities Obligation

See Note F for a discussion on our bond-related debt pertaining to our Memphis-based distribution facilities.

Mississippi Industrial Development Bonds

In June 2004, in an effort to utilize tax incentives offered to us by the state of Mississippi, we entered into an agreement whereby the Mississippi Business Finance Corporation issued $15,000,000 in long-term variable rate industrial development bonds, the proceeds, net of debt issuance costs, of which were loaned to us to finance the acquisition and installation of leasehold improvements and equipment located in our Olive Branch distribution center. The bonds are marketed through a remarketing agent and are secured by a letter of credit issued under our $300,000,000 line of credit facility. The bonds mature on June 1, 2024. The bond rate resets each week based upon current market rates. The rate in effect at January 28, 2007 was 5.4%.

The bond agreement allows for each bondholder to tender their bonds to the trustee for repurchase, on demand, with seven days advance notice. In the event the remarketing agent fails to remarket the bonds, the trustee will draw upon the letter of credit to fund the purchase of the bonds. As of January 28, 2007, $14,200,000 remained outstanding on these bonds and was classified as current debt. The bond proceeds were restricted for use in the acquisition and installation of leasehold improvements and equipment located in our Olive Branch distribution center. As of January 28, 2007, we had acquired and installed all $15,000,000 of leasehold improvements and equipment associated with the facility.

The aggregate maturities of long-term debt at January 28, 2007 were as follows:

Dollars in thousands
Fiscal 2007	$15,853
Fiscal 2008	1,584
Fiscal 2009	1,438
Fiscal 2010	1,462
Fiscal 2011	1,414
Thereafter	6,924
Total	$28,675

Credit Facility

As of January 28, 2007, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit and contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR). Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the new credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries to pay the full amount of the our obligations under the credit facility. The credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. No amounts were borrowed under the credit facility during fiscal 2006 or fiscal 2005. However, as of January 28, 2007, $37,398,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of January 28, 2007, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

We have five unsecured commercial letter of credit reimbursement facilities for an aggregate of $165,000,000, each of which expires on September 8, 2007. As of January 28, 2007, an aggregate of $124,860,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of January 28, 2007. The latest expiration possible for any future letters of credit issued under the facilities is February 5, 2008.

Interest Expense

Interest expense was $2,125,000 (net of capitalized interest of $699,000), $1,975,000 (net of capitalized interest of $1,200,000) and $1,703,000 (net of capitalized interest of $1,689,000) for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Note D: Income Taxes

The components of earnings before income taxes, by tax jurisdiction, are as follows:

	Fiscal Year Ended
Dollars in thousands	Jan. 28, 2007	Jan. 29, 2006	Jan. 30, 2005
United States	$319,732	$337,468	$303,986
Foreign	17,454	11,330	6,219
Total earnings before income taxes	$337,186	$348,798	$310,205

The provision for income taxes consists of the following:

	Fiscal Year Ended
Dollars in thousands	Jan. 28, 2007	Jan. 29, 2006	Jan. 30, 2005
Current payable
Federal	$148,125	$131,242	$105,096
State	24,645	19,002	17,642
Foreign	6,299	4,479	2,487
Total current	179,069	154,723	125,225
Deferred
Federal	(44,573)	(18,912)	(6,168)
State	(5,802)	(1,538)	(70)
Foreign	(376)	(341)	(16)
Total deferred	(50,751)	(20,791)	(6,254)
Total provision	$128,318	$133,932	$118,971

Except where required by U.S. tax law, no provision was made for U.S. income taxes on the cumulative undistributed earnings of our Canadian subsidiary, as we intend to utilize those earnings in the Canadian operations for an indefinite period of time and do not intend to repatriate such earnings.

Accumulated undistributed earnings of our Canadian subsidiary were approximately $24,971,000 as of January 28, 2007. It is currently not practical to estimate the tax liability that might be payable if these foreign earnings were repatriated.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal Year Ended
	Jan. 28, 2007	Jan. 29, 2006	Jan. 30, 2005
Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State income tax rate, less federal benefit	3.1%	3.4%	3.4%
Total	38.1%	38.4%	38.4%

Significant components of our deferred tax accounts are as follows:

Dollars in thousands	Jan. 28, 2007	Jan. 29, 2006
Deferred tax asset (liability) Current:
Compensation	$11,977	$15,362
Inventory	16,210	11,580
Accrued liabilities	16,821	14,186
Customer deposits	47,969	36,079
Deferred catalog costs	(22,878)	(20,696)
Other	738	756
Total current	70,837	57,267
Non-current:
Depreciation	11,803	(11,559)
Deferred rent	10,718	8,683
Stock-based compensation	9,972	—
Deferred lease incentives	(20,070)	(16,506)
Executive deferral plan	5,113	—
Other	1,134	927
Total non-current	18,670	(18,455)
Total	$89,507	$38,812

Note E: Accounting for Leases

Operating Leases

We lease store locations, warehouses, corporate facilities, call centers and certain equipment for original terms ranging generally from 3 to 22 years. Certain leases contain renewal options for periods up to 20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, any contingent rental payments are recorded as incurred each period when the sales threshold is probable and are excluded from our calculation of deferred rent liability.

We have an operating lease for a 1,002,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2022, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company. The construction and expansion of the distribution facility was financed by the original lessor through the sale of $39,200,000 Taxable Industrial Development Revenue Bonds, Series 1998 and 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of January 28, 2007, approximately $30,301,000 was outstanding on the bonds. During fiscal 2006, we made annual rental payments of approximately $3,693,000, plus applicable taxes, insurance and maintenance expenses.

We have an operating lease for an additional 1,103,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2023, with two optional five-year renewals. The lessor, an unrelated party, is a limited liability company. The construction of the distribution facility was financed by the original lessor through the sale of $42,500,000 Taxable Industrial Development Revenue Bonds, Series 1999, issued by the Mississippi Business Finance Corporation. The bonds are collateralized by the distribution facility. As of January 28, 2007, approximately $33,481,000 was outstanding on the bonds. During fiscal 2006, we made annual rental payments of approximately $4,180,000, plus applicable taxes, insurance and maintenance expenses.

In December 2003, we entered into an agreement to lease 780,000 square feet of a distribution facility located in Olive Branch, Mississippi. The lease has an initial term of six years, with two optional two-year renewals. The agreement includes an option to lease an additional 390,000 square feet of the same distribution center. We exercised this option and began occupying this space in fiscal 2006. During fiscal 2006, we made annual rental payments of approximately $2,968,000, plus applicable taxes, insurance and maintenance expenses.

In February 2004, we entered into an agreement to lease 781,000 square feet of a distribution center located in Cranbury, New Jersey. The lease has an initial term of seven years, with three optional five-year renewals. The agreement allows us to lease an additional 219,000 square feet of the facility in the event the current tenant vacates the premises. As of January 28, 2007, the current tenant had not vacated the premises. During fiscal 2006, we made annual rental payments of approximately $3,397,000, plus applicable taxes, insurance and maintenance expenses.

In August 2004, we entered into an agreement to lease a 500,000 square foot distribution facility located in Memphis, Tennessee. The lease has an initial term of four years, with one optional three-year and nine-month renewal. During fiscal 2006, we made annual rental payments of approximately $1,025,000, plus applicable taxes, insurance and maintenance expenses.

In May 2006, we entered into an agreement to lease a 418,000 square foot distribution facility located in South Brunswick, New Jersey. The lease has an initial term of two years, with two optional two-year renewals. During fiscal 2006, we made annual rental payments of approximately $1,247,000, plus applicable taxes, insurance and maintenance expenses.

Total rental expense for all operating leases was as follows:

	Fiscal Year Ended
Dollars in thousands	Jan. 28, 2007	Jan. 29, 2006	Jan. 30, 2005
Minimum rent expense	$130,870	$119,440	$110,618
Contingent rent expense	35,020	33,529	26,724
Less: sublease rental income	(39)	(62)	(59)
Total rent expense	$165,851	$152,907	$137,283

The aggregate minimum annual rental payments under noncancelable operating leases (excluding the Memphis-based distribution facilities) in effect at January 28, 2007 were as follows:

Dollars in thousands	Minimum Lease Commitments[1]
Fiscal 2007	$191,638
Fiscal 2008	186,959
Fiscal 2009	179,484
Fiscal 2010	168,498
Fiscal 2011	151,921
Thereafter	713,042
Total	$1,591,542

1 Projected payments include only those amounts that are fixed and determinable as of the reporting date. We currently pay rent for certain store locations based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord have not been met. Projected payments for these locations are based on minimum rent, as future store sales cannot be predicted with certainty.

Note F: Consolidation of Memphis-Based Distribution Facilities

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of W. Howard Lester, our Chairman of the Board of Directors and Chief Executive Officer and James A. McMahan, a Director Emeritus, both of whom are significant shareholders. Partnership 1 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties.

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of industrial development bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 industrial development bonds are collateralized by the distribution facility and the individual partners guarantee the bond repayments. As of January 28, 2007, $1,418,000 was outstanding under the Partnership 1 industrial development bonds.

During fiscal 2006, we made annual rental payments of approximately $618,000, plus interest on the bonds calculated at a variable rate determined monthly (approximately 4.0% in January 2007), applicable taxes, insurance and maintenance expenses. Although the current term of the lease expires in August 2007, we are obligated to renew the operating lease on an annual basis until these bonds are fully repaid.

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

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of industrial development bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 industrial development bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of January 28, 2007, $12,893,000 was outstanding under the Partnership 2 industrial development bonds.

During fiscal 2006, we made annual rental payments of approximately $2,585,000, plus applicable taxes, insurance and maintenance expenses. Although the current term of the lease expires in August 2007, we are obligated to renew the operating lease on an annual basis until these bonds are fully repaid.

The two partnerships described above qualify as variable interest entities under FIN 46R, “Consolidation of Variable Interest Entities,” due to their related party relationship and our obligation to renew the leases until the bonds are fully repaid. Accordingly, the two related party variable interest entity partnerships from which we lease our Memphis-based distribution facilities are consolidated by us. As of January 28, 2007, the consolidation resulted in increases to our consolidated balance sheet of $17,620,000 in assets (primarily buildings), $14,312,000 in debt, and $3,308,000 in other long-term liabilities. Consolidation of these partnerships does not have an impact on our net income.

Note G: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Per-Share Amount
2006
Basic	$208,868	114,020	$1.83
Effect of dilutive stock-based awards	—	2,753
Diluted	$208,868	116,773	$1.79
2005
Basic	$214,866	115,616	$1.86
Effect of dilutive stock-based awards	—	2,811
Diluted	$214,866	118,427	$1.81
2004
Basic	$191,234	116,159	$1.65
Effect of dilutive stock-based awards	—	3,188
Diluted	$191,234	119,347	$1.60

Stock-based awards of 4,181,000, 320,000 and 196,000 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

Note H: Common Stock

Authorized preferred stock consists of 7,500,000 shares at $0.01 par value of which none was outstanding during fiscal 2006 or fiscal 2005. Authorized common stock consists of 253,125,000 shares at $0.01 par value. Common stock outstanding at the end of fiscal 2006 and fiscal 2005 was 109,868,000 and 114,779,000 shares, respectively. Our Board of Directors is authorized to issue equity awards for up to the total number of shares authorized and remaining available for grant under our 2001 Amended and Restated Long-Term Incentive Plan.

During fiscal 2006, we repurchased and retired a total of 5,824,500 shares of common stock under all programs previously authorized at a weighted average cost of $31.85 per share and an aggregate cost of approximately $185,508,000. As of fiscal year-end, the remaining authorized number of shares eligible for repurchase was 1,195,500.

In March 2007, our Board of Directors authorized a stock repurchase program to acquire up to an additional 5,000,000 shares of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

In March 2006, our Board of Directors authorized the initiation of a quarterly cash dividend. During fiscal 2006, total cash dividends declared were approximately $45,507,000, or $0.40 per common share, of which $34,435,000 was paid during the year and $11,072,000 was paid in February 2007 to shareholders of record as of the close of business on January 26, 2007.

In March 2007, our Board of Directors authorized an increase in our quarterly cash dividend of $0.015 to $0.115 per common share payable on May 24, 2007 to shareholders of record as of the close of business on April 27, 2007. The aggregate quarterly dividend is estimated at approximately $12,600,000 based on the current number of outstanding shares. The indicated annual cash dividend, subject to capital availability, is $0.46 per common share or approximately $50,500,000 in fiscal 2007. Our quarterly cash dividend could be reduced or discontinued at any time.

Note I. Stock-Based Compensation

Prior to May 2006, our 1993 Stock Option Plan, as amended (the “1993 Plan”), provided for grants of incentive and nonqualified stock options up to an aggregate of 17,000,000 shares to key employees and Board members of the company or any parent or subsidiary. Annual grants were limited to stock options to purchase 200,000 shares on a per person basis under this plan. All stock option grants made under the 1993 Plan have a maximum term of ten years, except incentive stock options issued to shareholders with greater than 10% of the voting power of all of our stock, which have a maximum term of five years. The exercise price of these stock options is not less than 100% of the closing price of our stock on the date prior to the grant date or not less than 110% of such closing price for an incentive stock option granted to a 10% shareholder. Stock options granted to employees generally vest over five years. Stock options granted to non-employee Board members generally vest in one year.

Prior to May 2006, our 2000 Nonqualified Stock Option Plan, as amended (the “2000 Plan”), provided for grants of nonqualified stock options up to an aggregate of 3,000,000 shares to employees who were not officers or Board members. Annual grants were not limited on a per person basis under this plan. All nonqualified stock option grants under the 2000 Plan have a maximum term of ten years with an exercise price equal to the closing price of our stock on the date prior to the grant date. Stock granted to employees generally vest over five years.

Prior to May 2006, our Amended and Restated 2001 Long-Term Incentive Plan (the “2001 Plan”) provided for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively,

“option awards”), restricted stock awards, restricted stock units and deferred stock awards (collectively, “stock awards”) up to an aggregate of 8,500,000 shares.

In May 2006, our shareholders approved the amendment and restatement of our 2001 Plan to permit us to grant dividend equivalents, increase the shares issuable under the Plan by 6,000,000 shares and to include in the 2001 Plan shares that remained available under the 1993 Plan and 2000 Plan, as well as shares subject to outstanding stock options under these plans that subsequently expire unexercised, for an aggregate maximum total of 15,959,903 shares under the 2001 Plan. The 1993 Plan and the 2000 Plan will no longer be used to grant future awards. Awards may be granted under the 2001 Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the 2001 Plan have a maximum term of ten years, except incentive stock options that may be issued to 10% shareholders, which have a maximum term of five years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the date prior to the grant date or not less than 110% of such closing price for an incentive stock option granted to a 10% shareholder. Option awards granted to employees generally vest over five years. Option awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive option awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of shareholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of option award exercises will be funded with the issuance of new shares. Stock awards granted after May 2006 have a minimum vesting period of three years for service based awards and one year for performance based awards. However, exceptions to the minimum vesting requirements may occur in the event of a merger or similar corporate event. As of January 28, 2007, there were 6,746,000 shares available for future grant.

Effective January 30, 2006, we adopted SFAS No. 123R, which requires us to measure and record compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method. Accordingly, at the beginning of fiscal 2006, we began recording compensation expense for all stock-based awards under the modified prospective transition method.

Prior to January 30, 2006, we accounted for stock-based compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense was recognized prior to fiscal 2006 for option awards with an exercise price equal to the fair value on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to all of our stock-based compensation arrangements during fiscal 2005 and fiscal 2004:

	Fiscal Year Ended
Dollars in thousands, except per share amounts	Jan. 29, 2006	Jan. 30, 2005
Net earnings, as reported	$214,866	$191,234
Add: stock-based employee compensation expense included in reported net earnings, net of related tax effect	273	—
Less: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(16,788)	(17,059)
Pro forma net earnings	$198,351	$174,175
Basic earnings per share
As reported	$1.86	$1.65
Pro forma	1.72	1.50
Diluted earnings per share
As reported	$1.81	$1.60
Pro forma	1.69	1.47

As a result of adopting SFAS No. 123R, during fiscal 2006, our compensation expense recognized was based on the following:

•

Stock Options – Amortization related to the remaining unvested portion of all stock options granted prior to January 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, and all stock options granted during fiscal 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

•

Stock-Settled Stock Appreciation Rights – Amortization of all stock-settled stock appreciation rights granted during fiscal 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

•	Restricted Stock Units – Amortization related to the unvested portion of all restricted stock units granted to date based on the market value of our stock on the date prior to the grant date.

The following tables summarize our stock option, stock-settled stock appreciation right and restricted stock unit activity during fiscal 2006, fiscal 2005 and fiscal 2004.

Stock Options

The following table summarizes our stock option activity during fiscal 2006, fiscal 2005 and fiscal 2004:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance February 1, 2004	11,779,658	$16.58
Granted (weighted average fair value of $20.58)	1,626,811	32.57
Exercised	(1,817,308)	14.41		$35,270,000
Canceled	(488,734)	20.81
Balance at January 30, 2005	11,100,427	19.08
Granted (weighted average fair value of $23.77)	1,754,990	39.07
Exercised	(1,829,082)	15.30		$42,844,000
Canceled	(716,426)	26.81
Balance at January 29, 2006	10,309,909	22.63
Granted (weighted average fair value of $13.83)	146,700	40.21
Exercised	(913,330)	15.26		$20,669,000
Canceled	(516,990)	33.59
Balance at January 28, 2007	9,026,289	23.04	5.17	$109,551,000
Exercisable at January 30, 2005	5,461,541	$14.26
Exercisable at January 29, 2006	5,704,164	16.00
Exercisable at January 28, 2007	6,624,338	19.02	4.29	$102,640,000

1 Intrinsic value is defined as the difference between the grant price and the current market value on the last business day of fiscal 2006.

The following table summarizes information about stock options outstanding at January 28, 2007:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 7.03 – $13.02	1,862,663	1.89	$ 8.94	1,862,663	$ 8.94
$13.22 – $17.94	1,837,893	3.51	14.70	1,837,093	14.71
$17.97 – $26.00	2,174,973	5.70	23.89	1,732,474	24.27
$26.07 – $38.84	2,707,610	7.54	34.65	1,116,918	33.23
$39.77 – $43.85	443,150	8.76	41.68	75,190	42.16
$ 7.03 – $43.85	9,026,289	5.17	$23.04	6,624,338	$19.02

The total expense recognized on all stock options was $18,452,000, zero, and zero, during fiscal 2006, fiscal 2005 and fiscal 2004, respectively. As of January 28, 2007, there was a remaining unamortized balance of $25,775,000 (net of estimated forfeitures), which we expect to recognize on a straight-line basis over an average remaining service period of approximately 2.5 years.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date for the number of shares as to which the right is exercised. Stock-settled stock appreciation rights will have value only if the shares increase in value after the grant date.

The following table summarizes our stock-settled stock appreciation right activity during fiscal 2006 (no stock-settled stock appreciation rights were granted during fiscal 2005 or fiscal 2004):

	Shares	Weighted Average Conversion Price[1]	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[2]
Balance at January 29, 2006	—	—
Granted (weighted average fair value of $12.37)	2,111,550	$36.23
Converted	—	—		—
Canceled	(132,700)	39.43
Balance at January 28, 2007	1,978,850	$36.01	9.47	$2,211,000
Stock-settled stock appreciation rights vested at January 28, 2007	—	—	—	—
[1]	Conversion price is defined as the price from which stock-settled stock appreciation rights are measured.
[2]	Intrinsic value is defined as the difference between the grant price and the current market value on the last business day of fiscal 2006.

The following table summarizes information about stock-settled stock appreciation rights outstanding at January 28, 2007:

	Stock-Settled Stock Appreciation Rights Outstanding			Stock-Settled Stock Appreciation Rights Vested
Range of Conversion Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Conversion Price	Number Vested	Weighted Average Conversion Price
$30.34 – $34.64	1,073,350	9.75	$32.33	—	—
$36.70 – $42.13	905,500	9.14	40.38	—	—
$30.34 – $42.13	1,978,850	9.47	$36.01	—	—

The total expense recognized on all stock-settled stock appreciation rights was $1,966,000, zero and zero, during fiscal 2006, fiscal 2005 and fiscal 2004, respectively. As of January 28, 2007, there was a remaining unamortized balance of $16,103,000 (net of estimated forfeitures), which we expect to recognize on a straight-line basis over an average remaining service period of approximately 4.0 years.

The fair value for both stock options and stock-settled stock appreciation rights was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

•

Expected Term – For fiscal 2006, the expected term of the option awards represents the period of time between the grant date of the option award and the time the option award is either exercised or canceled including an estimate for those option awards still outstanding. For fiscal 2005 and fiscal 2004, the expected term of the option awards represents only the period of time between the grant date of the option award and the time the option award is either exercised or canceled.

•

Expected Volatility – For fiscal 2006, the expected volatility is based on an average of the historical volatility of our stock price, for a period approximating our expected term, and the implied volatility of externally traded options of our stock that were entered into during the quarter. For fiscal 2005 and fiscal 2004, the expected volatility was based only on the historical volatility of our stock price.

•	Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates our expected term.

•

Dividend Yield – The dividend yield is based on the initiation of our quarterly cash dividend, authorized by our Board of Directors in March 2006, and its anticipated dividend payout over the expected term of the award.

The weighted average assumptions for fiscal 2006, fiscal 2005 and fiscal 2004 are as follows:

	Fiscal Year Ended
	Jan. 28, 2007	Jan. 29, 2006	Jan. 30, 2005
Expected term (years)	5.0	6.5	6.8
Expected volatility	33.7%	59.2%	60.1%
Risk-free interest rate	4.7%	4.3%	3.9%
Dividend yield	1%	—	—

Restricted Stock Units

The following table summarizes our restricted stock unit activity during fiscal 2006 and fiscal 2005 (no restricted stock units were granted during fiscal 2004):

	Shares	Intrinsic Value[1]	Weighted Average Grant Date Fair Value
Unvested balance at January 30, 2005	—	—
Granted	840,000		$42.18
Vested	—	—
Canceled	—
Unvested balance at January 29, 2006	840,000		42.18
Granted	70,000		30.34
Vested	—	—	—
Canceled	(60,000)		42.18
Unvested balance at January 28, 2007	850,000	$29,104,000	$41.20

1 Intrinsic value for restricted stock units is defined as the current market value on the last business day of fiscal 2006.

The total value of all restricted stock units is being amortized on a straight-line basis over the vesting period, with fifty percent of the restricted stock units vesting on January 31, 2010, and the remaining fifty percent vesting on January 31, 2011, based upon the employees’ continued employment throughout the vesting period subject to the company achieving certain earnings goals.

The total expense recognized on all restricted stock units was $6,341,000, $440,000 and zero, during fiscal 2006, fiscal 2005 and fiscal 2004, respectively. As of January 28, 2007, there was a remaining unamortized balance as of $23,126,000 (net of estimated forfeitures), which we expect to recognize on a straight-line basis over an average remaining service period of approximately 3.5 years.

Total Stock-Based Compensation Expense

During fiscal 2006, fiscal 2005 and fiscal 2004, we recognized total stock-based compensation expense, as a component of selling, general and administrative expense, of $26,759,000, $440,000 and zero ($16,575,000, $273,000 and zero, net of tax), or approximately $0.14, less than $0.01 and zero per diluted share, respectively.

Tax Effect

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock-based awards as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost for stock-based awards exercised be classified as financing cash flows. During fiscal 2006, fiscal 2005 and fiscal 2004, cash received from stock-based awards exercised was $13,935,000, $28,002,000 and $26,190,000 respectively, and the tax benefit associated with such exercises totaled $7,696,000, $15,743,000 and $13,085,000, respectively.

Note J: Williams-Sonoma, Inc. 401(k) Plan and Other Employee Benefits

We have a defined contribution retirement plan, the “Williams-Sonoma, Inc. 401(k) Plan” (the “Plan”), formerly known as the Williams-Sonoma Associate Stock Incentive Plan, for eligible employees, which is intended to be qualified under Internal Revenue Code Sections 401(a), 401(k), 401(m) and 4975(e)(7). The Plan permits eligible employees to make salary deferral contributions up to 15% of eligible compensation each pay period (4% for certain higher paid individuals through December 2006, 5% thereafter). Employees designate the funds in which their contributions are invested. Each participant may choose to have his or her salary deferral contributions and earnings thereon invested in one or more investment funds, including our company stock fund. Our matching contribution is equal to 50% of each participant’s salary deferral contribution each pay period, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period (4% for certain higher paid individuals through December 2006, 5% thereafter). For the first five years of the participant’s employment, all matching contributions generally vest at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions vest immediately. The Plan consists of two parts: a profit sharing plan portion and, effective as of April 21, 2006, a stock bonus plan/employee stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the company internal revenue stock fund at any time. The profit sharing and ESOP components of the Plan are considered a single plan under Code section 414(l). Our contributions to the plan were $3,467,000, $3,322,000 and $2,850,000 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

We have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management and other certain highly compensated employees. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. As of January 28, 2007 and January 29, 2006, $13,322,000 and $11,176,000, respectively, was included in other long-term obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $10,688,000 and $9,661,000 as of January 28, 2007 and January 29, 2006, respectively, and was included in other assets.

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

Under the terms of the agreement, we are subject to a minimum charge over the five-year term of the agreement. This minimum charge is based on both a fixed and variable component calculated as a percentage of the total estimated service charges over the five-year term of the agreement. As of January 28, 2007, we estimate the remaining minimum charge to be approximately $14,491,000. The fixed component of this minimum charge will be paid annually not to exceed approximately $5,000,000, while the variable component will be based on usage. The agreement can be terminated at any time for cause and after 24 months for convenience. In the event the agreement is terminated for convenience, a graduated termination fee will be assessed based on the time period remaining in the contract term. As of January 28, 2007, this termination fee does not exceed $6,000,000. We recognized expense relating to this agreement of approximately $14,000,000, $12,000,000 and $3,000,000 during fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

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

Note M: Segment Reporting

We have two reportable segments, retail and direct-to-customer. The retail segment has five merchandising concepts which sell products for the home (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). The five retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. The direct-to-customer segment has six merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm and Williams-Sonoma Home) and sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). All of our Hold Everything retail stores were closed during late 2005 and the first quarter of fiscal 2006. The final phase of our operational shutdown was completed in the second quarter of fiscal 2006, with our final Hold Everything catalog mailed in May 2006 and our Hold Everything website ceasing operations in June 2006. Management’s expectation is that the overall economics of each of our major concepts within each reportable segment will be similar over time.

These reportable segments are strategic business units that offer similar home-centered products. They are managed separately because the business units utilize two distinct distribution and marketing strategies. It is not practicable for us to report revenue by product group.

We use earnings before unallocated corporate overhead, interest and taxes to evaluate segment profitability. Unallocated costs before income taxes include corporate employee-related costs, occupancy expense (including depreciation expense), third-party service costs and administrative costs, primarily in our corporate systems, corporate facilities and other administrative departments. Unallocated assets include corporate cash and cash equivalents, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets.

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail[1]	Direct-to- Customer	Unallocated	Total
2006
Net revenues	$2,153,978	$1,573,535	—	$3,727,513
Depreciation and amortization expense	92,372	19,650	$23,009	135,031
Earnings (loss) before income taxes[2]	264,574	248,793	(176,181)	337,186

Assets[3]	1,062,362	349,419	636,550	2,048,331
Capital expenditures	125,333	25,686	39,961	190,980
2005
Net revenues	$2,032,907	$1,506,040	—	$3,538,947
Depreciation and amortization expense	84,045	17,566	$21,588	123,199
Earnings (loss) before income taxes[4]	278,057	232,023	(161,282)	348,798

Assets[3]	986,222	295,200	700,198	1,981,620
Capital expenditures	96,918	20,984	33,886	151,788
2004
Net revenues	$1,810,979	$1,325,952	—	$3,136,931
Depreciation and amortization expense	76,667	16,174	$18,783	111,624
Earnings (loss) before income taxes	253,038	210,809	(153,642)	310,205

Assets[4]	910,924	279,579	555,042	1,745,545
Capital expenditures	90,027	40,894	50,532	181,453

1 Net revenues include $78.1 million, $64.6 million and $50.1 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, related to our foreign operations.

2 Includes $2.4 million, $1.6 million, and $0.3 million in the retail, direct-to-customer, and corporate unallocated segments, respectively, related to the transitioning of the merchandising strategies of our Hold Everything brand into our other existing brands.

3 Includes $23.1 million, $26.5 million and $23.1 million of long-term assets in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, related to our foreign operations.

4 Includes $11.4 million, $2.0 million, and $0.1 million in the retail, direct-to-customer, and corporate unallocated segments, respectively, related to the transitioning of the merchandising strategies of our Hold Everything brand into our other existing brands.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Williams-Sonoma, Inc.:

We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of January 28, 2007 and January 29, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2007. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (under Part II, item 9a, Controls and Procedures), that the Company maintained effective internal control over financial reporting as of January 28, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of January 28, 2007 and January 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note A to the consolidated financial statements, on January 30, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” and adopted Financial Accounting Standards Board Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period”.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 29, 2007

Quarterly Financial Information

(Unaudited)

Dollars in thousands, except per share amounts
Fiscal 2006	First Quarter	Second Quarter	[3]	Third Quarter	Fourth Quarter		Full Year
Net revenues	$794,286	$825,536		$852,758	$1,254,933		$3,727,513
Gross margin	305,421	314,560		325,738	541,568		1,487,287
Earnings before income taxes	37,485	57,762		44,644	197,295		337,186
Net earnings	23,099	35,563		29,142	121,064		208,868
Basic earnings per share[1]	$0.20	$0.31		$0.26	$1.08		$1.83
Diluted earnings per share[1]	$0.20	$0.30		$0.25	$1.06		$1.79
Stock price (as of quarter-end)[2]	$41.87	$32.23		$34.26	$34.24		$34.24
Fiscal 2005	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	[4]	Full Year
Net revenues	$720,688	$776,239		$827,623	$1,214,397		$3,538,947
Gross margin	284,922	294,835		326,077	529,648		1,435,482
Earnings before income taxes	44,324	49,601		59,958	194,915		348,798
Net earnings	26,173	30,823		37,087	120,783		214,866
Basic earnings per share[1]	$0.23	$0.27		$0.32	$1.05		$1.86
Diluted earnings per share[1]	$0.22	$0.26		$0.31	$1.02		$1.81
Stock price (as of quarter-end)[2]	$33.49	$44.16		$37.34	$40.62		$40.62
[1]	The sum of the quarterly net earnings per share amounts will not necessarily equal the annual net earnings per share as each quarter is calculated independently.
[2]	Stock price represents our common stock price at the close of business on the Friday before our fiscal quarter-end.
[3]

Includes a net pre-tax benefit of $10,200,000 in selling, general and administrative expenses related to unredeemed gift certificate income due to a change in estimate, the Visa/MasterCard litigation settlement income and the expense associated with the departure of our former Chief Executive Officer.

[4]

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

Evaluation of Disclosure Controls and Procedures

As of January 28, 2007, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 28, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, our management concluded that, as of January 28, 2007, our internal control over financial reporting is effective.

Our independent registered public accounting firm audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. This report appears on pages 64 through 65 of this annual report on Form 10-K.

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

Information required by this Item is incorporated by reference herein to information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Compensation Discussion and Analysis,” and “Committee Reports–Compensation Committee Report” in our Proxy Statement.

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

The following consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 8:

Consolidated Statements of Earnings for the fiscal years ended January 28, 2007, January 29, 2006 and January 30, 2005

Consolidated Balance Sheets as of January 28, 2007 and January 29, 2006

Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 28, 2007, January 29, 2006 and January 30, 2005

Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2007, January 29, 2006 and January 30, 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Information

(a)(2)	Financial Statement Schedules: Schedules have been omitted because they are not required or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.

(a)(3)	Exhibits: See Exhibit Index on pages 71 through 77.

(b)	Exhibits: See Exhibit Index on pages 71 through 77.

(c)	Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS-SONOMA, INC.

Date:March 29, 2007	By	/s/ W. HOWARD LESTER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2007	/s/ W. HOWARD LESTER
W. Howard Lester
Chairman of the Board of Directors and Chief Executive Officer
(principal executive officer)

Date: March 29, 2007	/s/ SHARON L. MCCOLLAM
Sharon L. McCollam
Executive Vice President, Chief Operating and Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: March 29, 2007	/s/ SANJIV AHUJA
Sanjiv Ahuja
Director

Date: March 29, 2007	/s/ ADRIAN D.P. BELLAMY
Adrian D.P. Bellamy
Director

Date: March 29, 2007	/s/ PATRICK J. CONNOLLY
Patrick J. Connolly
Director and Executive Vice President, Chief Marketing Officer

Date: March 29, 2007	/s/ ADRIAN T. DILLON
Adrian T. Dillon
Director

Date: March 29, 2007	/s/ MICHAEL R. LYNCH
Michael R. Lynch
Director

Date: March 29, 2007	/s/ EDWARD A. MUELLER
Edward A. Mueller
Director

Date: March 29, 2007	/s/ RICHARD T. ROBERTSON
Richard T. Robertson
Director

Date: March 29, 2007	/s/ DAVID B. ZENOFF
David B. Zenoff
Director

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE

FISCAL YEAR ENDED JANUARY 28, 2007

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
ARTICLES OF INCORPORATION AND BYLAWS

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)

3.2	Certificate of Amendment of Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

3.3	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated April 29, 2002 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2004 as filed with the Commission on September 10, 2004, File No. 001-14077)

3.4	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated as of July 22, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)

3.5	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2006 as filed with the Commission on September 5, 2006, File No. 001-14077)

FINANCING AGREEMENTS

10.1	Fourth Amended and Restated Credit Agreement, dated October 4, 2006, between the Company and Bank of America, N.A., as administrative agent, L/C Issuer and lender of swingline advances, Banc of America Securities LLC, as sole lead arranger and sole book manager, The Bank of New York and Wells Fargo Bank N.A., as co-syndication agents, JPMorgan Chase Bank, N.A. and Union Bank of California, N.A., as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.2	Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

10.3	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.4	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.5	Third Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.6	Reimbursement Agreement between the Company and The Bank of New York dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

10.7	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and The Bank of New York, dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

10.8	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and The Bank of New York, dated as of July 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.9	Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

10.10	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

10.11	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.12	Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.13	First Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.14	Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.15	First Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

STOCK PLANS

10.16+	Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 as filed with the Commission on April 15, 2005, File No. 001-14077)

10.17+	Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)

10.18+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.19+	Forms of Notice of Grant and Stock Option Agreement under the Company’s 1993 Stock Option Plan, 2000 Nonqualified Stock Option Plan and 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004, File No. 001-14077)

10.20+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2006, File No. 001-14077)

10.21+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 20, 2006, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

OTHER INCENTIVE PLANS

10.22+	2001 Incentive Bonus Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2005, File No. 001-14077)

10.23+	Second Amendment and Restatement of the Williams-Sonoma, Inc. Executive Deferral Plan, dated November 23, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.24*+	Williams-Sonoma, Inc. 401(k) Plan, as amended and restated effective January 1, 2002, except as otherwise noted, and including amendments effective through December 31, 2006

PROPERTIES

10.25	Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1983 as filed with the Commission on October 14, 1983, File No. 000-12704)

10.26	First Amendment, dated December 1, 1985, to the Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1986 as filed with the Commission on May 2, 1986, File No. 000-12704)

10.27	Second Amendment, dated December 1, 1993, to the Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)

10.28	Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 1990 as filed with the Commission on December 12, 1990, File No. 000-12704)

10.29	First Amendment, dated December 22, 1993, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee between the Company and Hewson-Memphis Partners, dated as of August 1, 1990 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

10.30	Second Amendment, dated September 1, 1994, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994, File No. 000-12704)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.31	Third Amendment, dated October 24, 1995, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.2E to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)

10.32	Fourth Amendment, dated February 1, 1996, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

10.33	Fifth Amendment to Sublease, dated March 1, 1999, incorrectly titled Fourth Amendment to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

10.34	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

10.35	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.36	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

10.37	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and SPI WS II, LLC (the successor-in-interest to Hewson/Desoto Partners, L.L.C.) as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

10.38	Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee and ProLogis-Macquarie MS Investment Trust (the successor-in-interest to Robert Pattillo Properties, Inc.) as lessor, dated December 1, 2003 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 as filed with the Commission on April 15, 2004, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.39	First Addendum, dated February 27, 2004, to Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee, ProLogis-Macquarie MS Investment Trust (the successor-in-interest to Robert Pattillo Properties, Inc.) as lessor, and the Company as guarantor dated December 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2004 as filed with the Commission on June 9, 2004, File No. 001-14077)

10.40	Second Addendum, dated June 1, 2004, to Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee, ProLogis-Macquarie MS Investment Trust (the successor-in-interest to Robert Pattillo Properties, Inc.) as lessor, and the Company as guarantor dated December 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2004 as filed with the Commission on September 10, 2004, File No. 001-14077)

10.41	Lease for Company distribution facility on the East Coast located in Cranbury, New Jersey between Williams-Sonoma Direct, Inc. and Keystone Cranbury East, LLC, effective as of February 2, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2004 as filed with the Commission on June 9, 2004, File No. 001-14077)

EMPLOYMENT AGREEMENTS

10.42+	Employment Agreement between the Company and Laura Alber, dated March 19, 2001 (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

10.43+	Employment Agreement between the Company and Sharon McCollam, dated December 28, 2002 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 as filed with the Commission on April 15, 2005, File No. 001-14077)

10.44+	Separation Agreement entered into July 9, 2006 between Williams-Sonoma, Inc. and Edward Mueller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 11, 2006, File No. 001-14077)

OTHER AGREEMENTS

10.45#	Aircraft Purchase Agreement, dated April 30, 2003, between the Company as buyer and Bombardier Inc. as seller (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 as filed with the Commission on April 15, 2004, File No. 001-14077)

10.46#	Services Agreement, dated September 30, 2004, by and between the Company and International Business Machines Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

#	We have requested confidential treatment on certain portions of this exhibit from the SEC. The omitted portions have been filed separately with the SEC.