Form 10-Q
period 2007-04-29
WILLIAMS SONOMA INC
filed 2007-06-08
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2007.

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

As of May 27, 2007, 110,631,834 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 29, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	April 29, 2007	January 28, 2007	April 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$117,363	$275,429	$250,494
Accounts receivable – net	43,630	48,821	58,927
Merchandise inventories – net	639,350	610,599	547,600
Prepaid catalog expenses	60,333	59,610	63,391
Prepaid expenses	37,450	28,570	32,093
Deferred income taxes	70,903	70,837	57,290
Other assets	7,126	7,097	6,168
Total current assets	976,155	1,100,963	1,015,963
Property and equipment – net	910,965	912,582	883,049
Non-current deferred income taxes	33,837	18,670	-
Other assets – net	16,369	16,116	19,999
Total assets	$1,937,326	$2,048,331	$1,919,011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$156,088	$214,771	$185,036
Accrued salaries, benefits and other	83,254	85,148	77,662
Customer deposits	192,070	187,625	179,070
Income taxes payable	5,654	101,638	10,990
Current portion of long-term debt	15,772	15,853	16,329
Other liabilities	17,538	22,699	22,058
Total current liabilities	470,376	627,734	491,145
Deferred rent and lease incentives	234,608	236,604	224,628
Long-term debt	12,822	12,822	14,393
Deferred income tax liabilities	-	-	15,650
Other long-term obligations	54,296	19,740	17,980
Total liabilities	772,102	896,900	763,796
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	-	-	-
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 110,604, 109,868 and 115,122 shares at April 29, 2007, January 28, 2007 and April 30, 2006, respectively	1,106	1,099	1,151
Additional paid-in capital	384,566	358,223	342,379
Retained earnings	768,982	784,325	802,120
Accumulated other comprehensive income	10,570	7,784	9,565
Total shareholders’ equity	1,165,224	1,151,431	1,155,215
Total liabilities and shareholders’ equity	$1,937,326	$2,048,331	$1,919,011

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended
Dollars and shares in thousands, except per share amounts	April 29, 2007	April 30, 2006
Net revenues	$816,051	$794,286
Cost of goods sold	514,081	488,865
Gross margin	301,970	305,421
Selling, general and administrative expenses	273,528	270,731
Interest income	(2,470)	(3,322)
Interest expense	531	527
Earnings before income taxes	30,381	37,485
Income taxes	12,231	14,386
Net earnings	$18,150	$23,099
Basic earnings per share	$0.16	$0.20
Diluted earnings per share	$0.16	$0.20
Shares used in calculation of earnings per share:
Basic	110,036	114,833
Diluted	112,355	117,749

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
Dollars in thousands	April 29, 2007	April 30, 2006
Cash flows from operating activities:
Net earnings	$18,150	$23,099
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	34,425	32,953
Loss on disposal/impairment of assets	1,547	1,987
Amortization of deferred lease incentives	(6,837)	(7,455)
Deferred income taxes	(15,141)	(2,796)
Tax benefit from exercise of stock options	2,871	1,171
Stock-based compensation expense	6,009	7,934
Changes in:
Accounts receivable	5,643	(7,866)
Merchandise inventories	(28,271)	(27,163)
Prepaid catalog expenses	(723)	(9,466)
Prepaid expenses and other assets	(8,175)	(472)
Accounts payable	(61,917)	(20,654)
Accrued salaries, benefits and other current and long term liabilities[1]	26,640	(16,139)
Customer deposits	4,264	6,229
Deferred rent and lease incentives	4,454	13,669
Income taxes payable	(107,674)	(72,587)
Net cash used in operating activities	(124,735)	(77,556)
Cash flows from investing activities:
Purchases of property and equipment	(31,860)	(39,015)
Other	(357)	-
Net cash used in investing activities	(32,217)	(39,015)
Cash flows from financing activities:
Repayments of long-term obligations	(81)	(2,632)
Net proceeds from exercise of stock options	13,633	6,205
Excess tax benefit from exercise of stock options	4,599	1,988
Repurchase of common stock	(9,764)	(777)
Payment of dividends	(11,072)	-
Net cash (used in) provided by financing activities	(2,685)	4,784
Effect of exchange rates on cash and cash equivalents	1,571	1,299
Net decrease in cash and cash equivalents	(158,066)	(110,488)
Cash and cash equivalents at beginning of period	275,429	360,982
Cash and cash equivalents at end of period	$117,363	$250,494

1 Includes the impact from the implementation of Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 48. See Note B.

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended April 29, 2007 and April 30, 2006

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of April 29, 2007 and April 30, 2006, the condensed consolidated statements of earnings for the thirteen weeks ended April 29, 2007 (“first quarter of fiscal 2007”) and April 30, 2006 (“first quarter of fiscal 2006”), and the condensed consolidated statements of cash flows for the thirteen weeks ended April 29, 2007 and April 30, 2006 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of January 28, 2007, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2007.

The results of operations for the first quarter of fiscal 2007 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2007.

NOTE B. ACCOUNTING POLICIES

Recent Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on January 29, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. As a result of the implementation of FIN 48, we recognized an $11,684,000 increase in the liability for tax contingencies, which was accounted for as a reduction to the January 29, 2007 balance of retained earnings. After the date of adoption, we had $30,981,000 of liabilities for unrecognized tax benefits, of which $19,661,000 (net of tax benefit) would, if recognized, affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of January 29, 2007, our accruals for the payment of interest and penalties totaled $5,983,000, all of which relates to interest.

It is reasonably possible that current income tax examinations involving uncertain tax positions could be resolved within the next 12 months through administrative adjudicative procedures or settlement. An estimate of the potential impact cannot be made at this time.

The Internal Revenue Service (IRS) has concluded its examination of our U.S. federal income tax returns for years prior to 2004 without any significant adjustments. Substantially all material state, local and foreign income tax examinations have been concluded for years through 1999.

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

NOTE C. STOCK-BASED COMPENSATION

We maintain the Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) to award stock options and stock-settled stock appreciation rights (collectively, “option awards”) and other forms of equity compensation, including restricted stock awards, restricted stock units, deferred stock awards, and dividend equivalents (collectively, “stock awards”) to officers, employees and Board members of the company or any parent or subsidiary up to an aggregate of 15,959,903 shares. As of April 29, 2007, there were approximately 5,631,000 shares available for future grant.

We account for stock-based compensation arrangements in accordance with SFAS No. 123R, “Share-Based Payment,” which requires us to measure and record compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method.

In accordance with the provisions of SFAS No. 123R, our compensation expense recognized is based on the following:

❑	Stock Options – Compensation expense related to the remaining unvested portion of all stock options granted prior to the adoption of SFAS No. 123R based on the grant date fair value (using the market value of our stock on the date prior to the grant date), estimated in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148. Compensation expense related to all stock options granted subsequent to the SFAS No. 123R adoption date, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

❑	Stock-Settled Stock Appreciation Rights – Compensation expense related to all stock-settled stock appreciation rights granted based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

❑	Restricted Stock Units – Compensation expense related to all restricted stock units based on the grant date fair value.

Stock Options

The following table summarizes our stock option activity during the first quarter of fiscal 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (In Years)	Intrinsic Value[1]
Balance at January 28, 2007	9,026,289	$23.04	5.17	$109,551,000
Granted[2]	-	-		-
Exercised	(1,312,476)	17.93		$21,626,000
Canceled	(124,629)	35.56		-
Balance at April 29, 2007	7,589,184	$23.72	5.16	$96,418,000
Vested at April 29, 2007	5,701,462	$19.68	4.34	$92,433,000
Vested plus expected to vest at April 29, 2007	7,166,572	$22.94	5.01	$95,755,000

1 Intrinsic value is defined as the difference between the grant price and the current market value on the last business day of the quarter.

2 In fiscal 2006, we began issuing stock-settled stock appreciation rights in lieu of stock option grants. Therefore, no stock options have been granted in the first quarter of fiscal 2007. See stock-settled stock appreciation rights table.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date for the number of shares vested.

The following table summarizes our stock-settled stock appreciation rights activity during the first quarter of fiscal 2007:

	Shares	Weighted Average Conversion Price[1]	Weighted Average Contractual Term Remaining (In Years)	Intrinsic Value[2]
Balance at January 28, 2007	1,978,850	$36.01	9.47	$2,211,000
Granted (weighted average fair value $11.65)	1,310,450	34.89		-
Converted	-	-		-
Canceled	(70,360)	35.35		-
Balance at April 29, 2007	3,218,940	$35.57	9.50	$4,448,000
Vested at April 29, 2007	170,390	$40.47	8.88	-
Vested plus expected to vest at April 29, 2007	2,459,754	$35.63	9.49	$3,346,000

1 Conversion price is defined as the price from which stock-settled stock appreciation rights are measured.

2 Intrinsic value is defined as the difference between the grant price and the current market value on the last business day of the quarter.

The fair value for both stock options and stock-settled stock appreciation rights was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

❑	Expected term – The expected term of the option awards represents the period of time between the grant date of the option awards and the date the option awards are either exercised or canceled including an estimate for those option awards still outstanding.
❑	Expected volatility – The expected volatility is based on an average of the historical volatility of our stock price, for a period approximating our expected term, and the implied volatility of externally traded options of our stock that were entered into during the quarter.
❑	Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates our expected term.
❑	Dividend yield—The dividend yield is based on our quarterly cash dividend and its anticipated dividend payout over our expected term of the option award.

The weighted-average assumptions for the first quarter of fiscal 2007 and the first quarter of fiscal 2006 are as follows:

	Thirteen Weeks Ended
	April 29, 2007	April 30, 2006
Expected term (years)	5.0	5.0
Expected volatility	33.2%	34.7%
Risk-free interest rate	4.5%	4.6%
Dividend yield	1.0%	1.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity during the first quarter of fiscal 2007:

	Shares	Intrinsic Value[1]	Weighted Average Grant Date Fair Value
Unvested balance at January 28, 2007	850,000	$29,104,000	$41.20
Granted	-	-	-
Vested	-	-	-
Canceled	(70,000)	-	42.18
Unvested balance at April 29, 2007	780,000	$27,823,000	$41.12
Expected to vest at April 29, 2007	711,000	$25,356,000	$41.12

1 Intrinsic value for restricted stock units is defined as the current market value on the last business day of the quarter.

There were no restricted stock units granted or vested during the first quarter of fiscal 2007.

Total Stock-Based Compensation Expense

During the first quarter of fiscal 2007 and the first quarter of fiscal 2006, we recognized total stock-based compensation expense, as a component of selling, general and administrative expense, of $5,995,000 and $7,921,000 ($3,581,000 and $4,879,000, net of tax), respectively. As of April 29, 2007, there was a remaining unamortized expense balance of $66,444,000 (net of estimated forfeitures), which we expect to be recognized on a straight-line basis over an average remaining service period of approximately 3.5 years.

Tax Effect

We present tax benefits resulting from the exercise of stock-based awards as operating cash flows, and tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation awards exercised as financing cash flows in the Condensed Consolidated Statements of Cash Flows. During the first quarter of fiscal 2007 and the first quarter of fiscal 2006, cash received from stock-based awards exercised was $13,633,000 and $6,205,000 and the tax benefit associated with such exercises totaled $8,244,000 and $3,393,000, respectively.

NOTE D. BORROWING ARRANGEMENTS

Credit Facility

As of April 29, 2007, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit and contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR). Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the new credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the credit facility. The credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. No amounts were borrowed under the credit facility during the first quarter of fiscal 2007 or the first quarter of fiscal 2006. However, as of April 29, 2007, $37,398,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of April 29, 2007, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

We have five unsecured commercial letter of credit reimbursement facilities for an aggregate of $165,000,000, each of which expires on September 8, 2007. As of April 29, 2007, an aggregate of $110,370,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of April 29, 2007. The latest expiration possible for any future letters of credit issued under the facilities is February 5, 2008.

NOTE E. COMPREHENSIVE INCOME

Comprehensive income for the thirteen weeks ended April 29, 2007 and April 30, 2006 was as follows:

	Thirteen Weeks Ended
Dollars in thousands	April 29, 2007	April 30, 2006
Net earnings	$18,150	$23,099
Other comprehensive income -
Foreign currency translation adjustment	2,795	1,869
Net unrealized loss on investment	(9)	-
Comprehensive income	$20,936	$24,968

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Per Share Amount
Thirteen weeks ended April 29, 2007
Basic	$18,150	110,036	$0.16
Effect of dilutive stock-based awards		2,319
Diluted	$18,150	112,355	$0.16
Thirteen weeks ended April 30, 2006
Basic	$23,099	114,833	$0.20
Effect of dilutive stock-based awards		2,916
Diluted	$23,099	117,749	$0.20

Stock-based awards of 4,908,000 and 340,000 for the first quarter of fiscal 2007 and the first quarter of fiscal 2006, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

We use earnings before unallocated corporate overhead, interest and taxes to evaluate segment profitability. Unallocated costs before income taxes include corporate employee-related costs, occupancy expenses (including depreciation expense), third-party service costs and administrative costs, primarily in our corporate systems, corporate facilities and other administrative departments. Unallocated assets include corporate cash and cash equivalents, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets.

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail[1]	Direct-to- Customer	Unallocated	Total
Thirteen weeks ended April 29, 2007
Net revenues	$453,375	$362,676	-	$816,051
Depreciation and amortization expense	23,211	5,035	$6,179	34,425
Earnings (loss) before income taxes	23,690	56,135	(49,444)	30,381

Assets[2]	1,085,916	341,631	509,779	1,937,326
Capital expenditures	20,959	1,251	9,650	31,860
Thirteen weeks ended April 30, 2006
Net revenues	$433,909	$360,377	-	$794,286
Depreciation and amortization expense	22,937	4,554	$5,462	32,953
Earnings (loss) before income taxes[3]	34,670	51,656	(48,841)	37,485

Assets[2]	1,016,637	310,899	591,475	1,919,011
Capital expenditures	24,215	7,928	6,872	39,015

1 Includes revenues of $16.2 million and $15.1 million in the first quarter of fiscal 2007 and the first quarter of fiscal 2006, respectively, related to our foreign operations.

2 Includes $23.7 million and $26.3 million of long-term assets as of April 29, 2007 and April 30, 2006, respectively, related to our foreign operations.

3 Includes charges of $1.7 million, $1.2 million, and $0.3 million in the retail, direct-to-customer and corporate unallocated segments, respectively, related to the transitioning of the merchandising strategies of our Hold Everything brand into our other existing brands.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include projections of earnings, revenues or financial items, including the impact of accounting changes and our expected effective tax rate, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance of our brands, statements related to the revitalization of the Pottery Barn brand, statements related to refining our merchandising strategies including expanding merchandise assortments and improving product quality, statements related to expanding catalog circulation, statements related to increasing electronic direct marketing, statements related to implementing supply chain initiatives, statements related to our in-sourced furniture delivery program, statements related to implementing new marketing initiatives and expanding on-line and electronic direct marketing initiatives including the launch of a new website, statements related to our plans to open new retail stores and expand or remodel other retail stores, statements related to innovations and expansions in our brands, statements related to distribution and facility infrastructure projects, statements related to new product launches, statements related to the launch of a new private label credit card, statements related to the adequacy and use of our available cash, including the payment of a dividend, statements related to our projected capital expenditures, statements related to systems development projects, statements related to our stock repurchase program, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

First Quarter of Fiscal 2007 Financial Results

Although the macro-economic environment in the home furnishings sector continued to be very challenging in the first quarter of fiscal 2007, our net revenues increased 2.7% to $816,051,000 from $794,286,000 in the first quarter of fiscal 2006, primarily driven by increases in the West Elm, Williams-Sonoma Home, PBteen and Pottery Barn brands.

Including the less than $0.01 per diluted share impact from an increase in our effective tax rate as a result of applying Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” in the first quarter of fiscal 2007 and the $0.02 per diluted share Hold Everything transition charge in the first quarter of fiscal 2006, diluted earnings per share for the first quarter of fiscal 2007 decreased 20.0% to $0.16 per diluted share versus $0.20 per diluted share in the first quarter of fiscal 2006.

In our retail channel, net revenues increased by $19,466,000, or 4.5%, during the first quarter of fiscal 2007 versus the first quarter of fiscal 2006. This increase was driven by a 6.3% year-over-year increase in retail leased square footage, including 15 net new stores. Net revenues generated in the West Elm, Williams-Sonoma Home and Pottery Barn brands were the primary contributors to the year-over-year revenue increase, partially offset by lost revenues in the Hold Everything brand, which was transitioned into our other existing brands at the end of the second quarter of fiscal 2006. All of our Hold Everything stores were closed during late 2005 and the first quarter of fiscal 2006.

In our direct-to-customer channel, net revenues increased by $2,299,000, or 0.6%, during the first quarter of fiscal 2007 versus the first quarter of fiscal 2006. This increase was primarily driven by increases in net revenues generated in the West Elm, PBteen, Pottery Barn Kids, Pottery Barn, Williams-Sonoma and Williams-Sonoma Home brands due to an overall increase in catalog page circulation of 5.7% and continued strength in our Internet business. This increase was partially offset by lost revenues in the Hold Everything brand, which was transitioned into our other existing brands at the end of the second quarter of fiscal 2006.

In our core brands, net revenues in the first quarter of fiscal 2007 increased 1.8%, with positive growth in all brands.

In the Williams-Sonoma brand, first quarter net revenues increased 1.4%. Revenue growth in new and remodeled stores more than offset a comparable store sales decrease of 0.6%, and store productivity in the “re-merchandised small and mid-size stores” outperformed the brand average. In the direct-to-customer channel, operating margin was primarily driven by a strong consumer response to our seasonal merchandising strategies, the ongoing success of our versioned catalogs, and continuing momentum in e-commerce. From a merchandising perspective, we continued to see strong growth in electrics and cookware, as well as cook’s tools. These increases were partially offset, however, by softness in both core and seasonal food.

In the Pottery Barn brand, net revenue growth was 1.2% in the first quarter of fiscal 2007. We believe this was driven by early benefits from the Pottery Barn revitalization strategy, including a more rapid introduction of new and differentiated products, a reduction in shipping charges, a re-balancing of price points and an increase in the circulation of the outdoor catalog. All of these initiatives were newly implemented during the first quarter. From a merchandising perspective, year-over-year revenue growth was driven by strength in furniture and home furnishings, offset by continued weakness in decorative accessories and tabletop.

In the Pottery Barn Kids brand, net revenues increased 1.7% with positive growth in both channels and across all merchandising categories, with the exception of textiles. From a merchandising perspective, year-over-year revenue growth was driven by furniture, decorative accessories, and infant apparel, offset by softness in textiles and nursery.

In our emerging brands (West Elm, PBteen, and Williams-Sonoma Home), net revenues increased 38.9%, primarily driven by the strong performance in the West Elm, Williams-Sonoma Home, and PBteen brands.

In West Elm, retail revenue growth was driven by incremental sales from new stores, in addition to a positive consumer response to both our core and expanded assortment. Direct-to-customer revenue growth was primarily driven by the strength of e-commerce. An increase in electronic direct marketing from successful e-mail capture initiatives in our retail stores and an increase in paid search drove these results. From a merchandising perspective, year-over-year revenue growth was driven by furniture and decorative accessories, including new product introductions.

The PBteen brand experienced year-over-year net revenue growth of 19.8% in the first quarter of fiscal 2007. A consistent “on-brand” presentation, in addition to increased newness, drove these results and attracted new customers to the brand. From a merchandising perspective, growth was positive in all key categories, with particular strength in furniture and decorative accessories.

In Williams-Sonoma Home, we made progress on our initiative to drive superior execution from product design to world-class furniture delivery, including hiring a new general merchandising manager, accelerating our product development cycle, and taking our European sourcing in-house. We also made progress in our catalog circulation strategy, which resulted in a year-over-year improvement in direct-to-customer profitability. We opened one new store in St. Louis and expanded the retail assortment in our seven existing stores. We also continued to gain brand awareness and build upon increased website traffic and conversion rates that were driven by the redesign of the catalog in the first quarter of fiscal 2007 and the launch of the e-commerce website in the third quarter of fiscal 2006.

First Quarter of Fiscal 2007 Operational Results

During the quarter, we continued to make strategic advancements in our supply chain infrastructure. In information technology, we implemented a new retail inventory management system in the Pottery Barn brand. This system was launched in the Williams-Sonoma and Pottery Barn Kids brands in 2006, and we are beginning to see early benefits from enhanced store-level allocation and replenishment functionality that the system provides. In the supply chain organization, we in-sourced all of our European sourcing activities previously managed by a third-party agent in order to establish greater control over vendor selection and product quality.

Fiscal 2007

As we look forward to the remainder of fiscal 2007 and balance of the year, we are continuing to focus on the execution of two of our most important strategic initiatives: driving top-line revenue growth across all of our brands and optimizing our pre-tax operating margin through operational advancements and cost containment initiatives. Within these initiatives, and our top priority, is the revitalization of the Pottery Barn brand.

To support these strategic initiatives, within the retail channel, we expect to add a total of 11 net new retail locations in fiscal 2007, seven of which are in our emerging brands, and expect to expand or remodel an additional 22 stores. In the Pottery Barn brand, we are also developing a new fixturing and modernization program for our first generation design studio stores that have been open since 1995. We anticipate that we will begin the rollout of this program in late 2007 and that the program will continue throughout 2008. In the direct-to-customer channel, we expect to increase catalog circulation in both our core and emerging brands, including an expansive rollout of the Pottery Barn Outdoor catalog in the second quarter. We are also intensifying the marketing behind our fastest growing channel, e-commerce, including the expected launch of a new website in the Williams-Sonoma brand in the fourth quarter.

In addition, in the Williams-Sonoma brand, we plan to expand our in-store marketing activities including cooking classes, technique classes, and book signings to drive increased brand loyalty and enhance customer relationships.

In the Pottery Barn Kids brand, we will continue to focus on attracting new customers to the brand by introducing new, innovative products to expand the reach of the brand, expanding into apparel, including testing two new 1,000 square foot stand-alone stores, enhancing our gift assortment, and expanding our seasonal and theme party assortments.

In the West Elm brand, we will focus on continuing to expand our merchandise assortment, improving product quality and introducing new customers to the brand, including the expected launch of our private label credit card in the fourth quarter. We expect to open five new stores, including our first flagship store in Washington D.C., and will continue to increase catalog circulation and electronic direct marketing as well as test new shipping rate options to drive increased average order size and higher conversion rates.

To support all of these strategic initiatives, we are continuing to invest in our supply chain infrastructure, including the second quarter expansions of our West Coast furniture distribution center and Memphis returns operations. We will also be expanding our “company-managed” sourcing and quality control operations in Asia as well as our in-sourced domestic furniture delivery program as part of our on-going effort to reduce furniture returns, replacements and damages.

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

The following table summarizes our net revenues for the thirteen weeks ended April 29, 2007 (“first quarter of fiscal 2007”) and April 30, 2006 (“first quarter of fiscal 2006”):

	Thirteen Weeks Ended
Dollars in thousands	April 29, 2007	% Total	April 30, 2006	% Total
Retail revenues	$453,375	55.6%	$433,909	54.6%
Direct-to-customer revenues	362,676	44.4%	360,377	45.4%
Net revenues	$816,051	100.0%	$794,286	100.0%

Net revenues for the first quarter of fiscal 2007 increased by $21,765,000, or 2.7%, over the first quarter of fiscal 2006. The increase was primarily driven by a year-over-year increase in store leased square footage of 6.3% (including 23 new store openings and the remodeling or expansion of an additional 24 stores). The increase was further driven by a 5.7% increase in page circulation and continued strength in our Internet business primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by lost revenues in the Hold Everything brand, which was transitioned into our other existing brands throughout the first and second quarters of fiscal 2006, and the temporary closure of 25 stores and the permanent closure of 7 stores, for a net of 15 new store openings.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended
Dollars in thousands	April 29, 2007	April 30, 2006
Retail revenues	$453,375	$433,909
Percent growth in retail revenues	4.5%	9.2%
Percent (decrease) increase in comparable store sales	(0.8% )	1.3%
Number of stores - beginning of period	588	570
Number of new stores	2	7
Number of new stores due to remodeling[1]	1	5
Number of closed stores due to remodeling[1]	(1)	(5)
Number of permanently closed stores	(6)	(8)
Number of stores - end of period	584	569
Store selling square footage at period-end	3,376,000	3,160,000
Store leased square footage (“LSF”) at period-end	5,433,000	5,111,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the period due to square footage expansion, store modification or relocation.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	January 28, 2007	Openings	Closings	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
Williams-Sonoma	254	1	(5)	250	253	6,000	5,800
Pottery Barn	197	-	(2)	195	190	12,200	12,200
Pottery Barn Kids	92	1	-	93	91	7,900	7,800
West Elm	22	-	-	22	14	17,400	16,100
Williams-Sonoma Home	7	1	-	8	5	14,200	14,700
Outlets	16	-	-	16	16	20,200	20,200
Total	588	3	(7)	584	569	9,300	9,000

Retail revenues in the first quarter of fiscal 2007 increased by $19,466,000, or 4.5%, over the first quarter of fiscal 2006. The increase was driven by a year-over-year increase in store leased square footage of 6.3% (including 23 new store openings and the remodeling or expansion of an additional 24 stores, partially offset by the temporary closure of 25 stores and the permanent closure of 7 stores, for a net of 15 new store openings). Net revenues generated in the West Elm, Williams-Sonoma Home and Pottery Barn brands were the primary contributors to the year-over-year revenue increase, partially offset by lost revenues in the Hold Everything brand, which was transitioned into our other existing brands at the end of the second quarter of fiscal 2006. All of our Hold Everything stores were closed during late 2005 and the first quarter of fiscal 2006.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes store remodelings, expansions and closings. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are meaningful to evaluating the performance of the retail strategy. In the first quarter of fiscal year 2007, the company excluded West Elm and Williams-Sonoma Home. In the first quarter of fiscal year 2006, the company excluded only West Elm as there were no Williams-Sonoma Home stores that were open for at least 12 months.

Percentages represent changes in comparable store sales versus the same period in the prior year.

	Thirteen Weeks Ended
Percent increase (decrease) in comparable store sales	April 29, 2007		April 30, 2006
Williams-Sonoma	(0.6%	)	1.8%
Pottery Barn	(1.2%	)	1.1%
Pottery Barn Kids	(3.8%	)	3.3%
Outlets	9.3%		(4.0%	)
Total	(0.8%	)	1.3%

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

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended
Dollars in thousands	April 29, 2007		April 30, 2006
Catalog revenues[1]	$131,212		$159,352
Internet revenues[1]	231,464		201,025
Total direct-to-customer revenues[1]	$362,676		$360,377
Percent growth in direct-to-customer revenues	0.6%		11.4%
Percent (decrease) increase in number of catalogs circulated	(3.0%	)	2.2%
Percent increase in number of pages circulated	5.7%		7.5%

1Approximately 55% of our company-wide non-gift registry Internet revenues are driven by customers who recently received a catalog and approximately 45% are incremental to the direct-to-customer channel.

Direct-to-customer revenues in the first quarter of fiscal 2007 increased by $2,299,000, or 0.6%, over the first quarter of fiscal 2006. This increase was primarily driven by revenues generated in the West Elm, PBteen, Pottery Barn Kids, Pottery Barn, Williams-Sonoma and Williams-Sonoma Home brands due to an overall increase in catalog page circulation of 5.7% and continued strength in our Internet business primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by lost revenues in the Hold Everything brand, which was transitioned into our other existing brands at the end of the second quarter of fiscal 2006.

COST OF GOODS SOLD

	Thirteen Weeks Ended
Dollars in thousands	April 29, 2007	% Net Revenues	April 30, 2006	% Net Revenues
Cost of goods sold	$514,081	63.0%	$488,865	61.5%

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

First Quarter of Fiscal 2007 vs. First Quarter of Fiscal 2006

Cost of goods sold increased by $25,216,000, or 5.2%, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Cost of goods sold as a percentage of net revenues increased 150 basis points in the first quarter of fiscal 2007 from the first quarter of fiscal 2006. This increase was primarily driven by increased markdowns and cost of merchandise sold in our Pottery Barn and Pottery Barn Kids brands, increased liquidation activity in our Outlet stores, and increased occupancy costs. The increase in occupancy costs as a percentage of net revenues was primarily driven by the retail rollout of the emerging brands, fixed cost deleverage in our core brands due to negative comparable store sales growth and increased distribution capacity. This increase was partially offset by the elimination of fixed occupancy and all other cost of goods sold associated with the Hold Everything brand, including expense of $1,700,000 associated with the Hold Everything transition in the first quarter of 2006.

In the retail channel, cost of goods sold as a percentage of retail net revenues increased 240 basis points in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This increase primarily resulted from increased markdowns and cost of merchandise sold, increased liquidation activity in our Outlet stores, and increased occupancy costs. This increase was partially offset by the elimination of fixed occupancy and all other cost of goods sold associated with the Hold Everything brand, including expense associated with the Hold Everything transition in the first quarter of 2006. All of our Hold Everything stores were closed during late 2005 and the first quarter of fiscal 2006.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues decreased 50 basis points in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This decrease was primarily driven by the elimination of all cost of goods sold associated with the Hold Everything brand, which was transitioned into our other existing brands at the end of the second quarter of fiscal 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended
Dollars in thousands	April 29, 2007	% Net Revenues	April 30, 2006	% Net Revenues
Selling, general and administrative expenses	$273,528	33.5%	$270,731	34.1%

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

First Quarter of Fiscal 2007 vs. First Quarter of Fiscal 2006

Selling, general and administrative expenses increased by $2,797,000, or 1.0%, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Selling, general and administrative expenses as a percentage of net revenues decreased 60 basis points in the first quarter of fiscal 2007 from the first quarter of fiscal 2006. This decrease was primarily driven by reduced stock-based compensation, an increase in income from unredeemed gift certificates, and the elimination of all selling, general and administrative expenses associated with the Hold Everything brand, including expense of $1,500,000 associated with the Hold Everything transition in the first quarter of fiscal 2006. This decrease was partially offset by increased employment costs associated with the growth of the emerging brands.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues increased 30 basis points in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This increase was primarily driven by an increase in catalog advertising expenses as well as increased employment costs associated with the growth of the emerging brands, partially offset by an increase in income from unredeemed gift certificates.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues decreased 60 basis points in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This decrease was primarily driven by lower catalog advertising expenses as a percentage of net revenues, the recording of income from unredeemed gift certificates and the elimination of all selling, general and administrative expenses associated with the Hold Everything brand, which was transitioned into our other existing brands at the end of the second quarter of fiscal 2006.

INTEREST INCOME

Interest income was $2,470,000 in the first quarter of fiscal 2007, compared to $3,322,000 in the first quarter of fiscal 2006, comprised primarily of income from short-term investments classified as cash and cash equivalents. This decrease resulted from lower cash balances during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, partially offset by an increase in the interest rates associated with these short-term investments.

INCOME TAXES

Our effective tax rate was 40.3% and 38.4% for the first quarter of fiscal 2007 and the first quarter of fiscal 2006, respectively. Our first quarter of fiscal 2007 income tax rate increased over the first quarter of fiscal 2006 primarily due to the impact of applying FIN 48, which we adopted on January 29, 2007. We expect our effective tax rate to be in the range of 39.5% to 39.8% in fiscal 2007, which includes an approximate 100 basis point impact due to applying FIN 48 throughout fiscal 2007. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of April 29, 2007, we held $117,363,000 in cash and cash equivalent funds. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2007, we plan to utilize our cash resources to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, purchases of property and equipment, share repurchases and dividends. In addition to the current cash balances on-hand, we have a $300,000,000 credit facility available as of April 29, 2007 that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the new credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. No amounts were borrowed by us under the credit facility in either the first quarter of fiscal 2007 or the first quarter of fiscal 2006. However, as of April 29, 2007, $37,398,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities over the next 12 month period.

For the first quarter of fiscal 2007, net cash used in operating activities was $124,735,000 compared to net cash used in operating activities of $77,556,000 for the first quarter of fiscal 2006. Net cash used in operating activities for the first quarter of fiscal 2007 was primarily attributable to the payment of income taxes during the quarter, a decrease in accounts payable due to the timing of payments and the purchase of merchandise inventories to support the increase in sales in our core and emerging brands.

For the first quarter of fiscal 2007, net cash used in investing activities was $32,217,000 compared to net cash used in investing activities of $39,015,000 for the first quarter of fiscal 2006. For the first quarter of fiscal 2007, purchases of property and equipment were $31,860,000, comprised of $20,173,000 for stores, $9,800,000 for systems development projects (including e-commerce websites) and $1,887,000 for distribution and facility infrastructure projects.

In fiscal 2007, we anticipate investing $220,000,000 to $240,000,000 in the purchase of property and equipment, primarily for the construction of 20 new stores and 22 remodeled or expanded stores, systems development projects (including e-commerce websites), and distribution, facility infrastructure and other projects.

For the first quarter of fiscal 2007, net cash used in financing activities was $2,685,000 compared to net cash provided by financing activities of $4,784,000 for the first quarter of fiscal 2006. Net cash used in financing activities for the first quarter of fiscal 2007 was primarily due to the payment of dividends and the repurchase of common stock, partially offset by the net proceeds and related excess tax benefit from the exercise of stock options.

Stock Repurchase Program

In March 2007, our Board of Directors authorized a stock repurchase program to acquire up to an additional 5,000,000 shares of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. Prior to the March 2007 stock repurchase authorization, we had 1,195,500 shares available for repurchase under previously authorized stock repurchase programs.

During the first quarter of fiscal 2007, we repurchased and retired 281,345 shares of our common stock at a weighted average cost of $34.71 per share and a total cost of approximately $9,764,000. An aggregate of 5,914,155 shares remain available for repurchase under all previously authorized stock repurchase programs.

The following table summarizes our repurchases of shares of our common stock during the first quarter of fiscal 2007 under our repurchase programs:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan	Maximum Number of Shares that May Yet be Purchased Under Any Plan
January 29, 2007 – February 25, 2007	-	-	-	1,195,500
February 26, 2007 – March 25, 2007	-	-	-	6,195,500
March 26, 2007 – April 29, 2007	281,345	$34.71	281,345	5,914,155
Total	281,345	$34.71	281,345	5,914,155

Dividend Policy

In March 2007, our Board of Directors authorized an increase in our quarterly cash dividend from $0.10 to $0.115 per common share which was paid on May 24, 2007 to shareholders of record as of the close of business on April 27, 2007. The indicated annual cash dividend, subject to capital availability, is $0.46 per common share or approximately $51,000,000 in fiscal 2007. Our quarterly cash dividend could be reduced or discontinued at any time.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. There have been no significant changes to the policies as discussed in our Annual Report on Form 10-K for the year ended January 28, 2007, other than the adoption of FIN 48 as discussed in Note B to our condensed consolidated financial statements.

Contractual Obligations

There have been no significant changes to our contractual obligations and commitments table as discussed in our Annual Report on Form 10-K for the year ended January 28, 2007, except for a change related to our adoption of FIN 48. The short-term and long-term liabilities for uncertain tax positions under FIN 48 are $1,988,000 and $28,993,000 million, respectively, as of April 29, 2007. We are not able to reasonably estimate when cash payments of the long-term liability for uncertain tax positions will occur.

Impact of Inflation

The impact of inflation on results of operations was not significant for the first quarter of fiscal 2007 or the first quarter of fiscal 2006.

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

Interest Rate Risk

The interest payable on our credit facility, Mississippi industrial development bond and the bond-related debt associated with our Memphis-based distribution facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 53 basis points (an approximate 10% increase in the associated variable rates as of April 29, 2007), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 5% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. As of April 29, 2007, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of April 29, 2007, we have 14 retail stores in Canada, which expose us to market risk associated with foreign currency exchange rate fluctuations. As necessary, we may enter into 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. We did not enter into any foreign currency contracts during the first quarter of fiscal 2007 or the first quarter of fiscal 2006, and there were no such contracts outstanding as of April 29, 2007 or April 30, 2006. Any gain or loss associated with these types of contracts in prior years was not material to us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of April 29, 2007, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2007. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended January 28, 2007 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

The competitive challenges facing us include:

•	anticipating and quickly responding to changing consumer demands or preferences better than our competitors;
•	maintaining favorable brand recognition and achieving customer perception of value;
•	effectively marketing and competitively pricing our products to consumers in several diverse market segments;
•	developing innovative, high-quality products in colors and styles that appeal to consumers of varying age groups and tastes, and in ways that favorably distinguish us from our competitors; and
•	effectively managing our supply chain and distribution strategies in order to provide our products to our consumers on a timely basis and minimize returns, replacements, and damaged products.

In light of the many competitive challenges facing us, we may not be able to compete successfully. Increased competition could reduce our sales and harm our operating results and business.

We depend on key domestic and foreign agents and vendors for timely and effective sourcing of our merchandise, and we are subject to various risks and uncertainties that might affect our vendors’ ability to produce quality merchandise.

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

Any inability to acquire suitable merchandise on acceptable terms or the loss of one or more of our key agents or vendors could have a negative effect on our business and operating results because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new agents or vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those we currently purchase.

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

We are undertaking certain systems changes that might disrupt our business operations.

Our success depends, in part, on our ability to source and distribute merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems, including design, sourcing, merchandise planning, forecasting and purchase order, inventory and price management. Modifications will involve updating or replacing legacy systems with successor systems during the course of several years. There are inherent risks associated with replacing our core systems, including supply chain and merchandising systems disruptions that affect our ability to get the correct products into the appropriate stores and delivered to customers. We may not successfully launch these new systems, or the launch of such systems may result in disruptions to our business operations. We are also subject to the risks associated with the ability of our vendors to provide information technology solutions to meet our needs. Any disruptions could negatively impact our business and operating results.

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

In March 2007, our Board of Directors authorized an increase in our quarterly cash dividend from $0.10 to $0.115 per common share. In March 2007, our Board of Directors also authorized the repurchase of an additional 5,000,000 shares of our common stock in addition to the 1,195,500 shares remaining under our previously authorized plans. The dividend and the share repurchase programs require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, new product development initiatives and unanticipated capital expenditures or to fund our operations. Our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited or terminated at any time. Our ability to pay dividends and repurchase shares will depend on our ability to generate cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and negatively impact our stock price. In addition, we may be subject to lawsuits regarding the use of our cash for dividends or share repurchases.

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

Changes to existing accounting rules or regulations may impact our future results of operations. For example, on December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment,” which requires us to measure compensation costs for all stock-based compensation at fair value and record compensation expense equal to that value over the requisite service period. Share-based compensation resulted in a negative impact of approximately $0.14 on our fiscal 2006 diluted earnings per share. In addition, in June 2006, the FASB issued FIN 48, which we adopted in the first quarter of fiscal 2007. The adoption of FIN 48 resulted in the recognition of an $11,684,000 increase in the liability for tax contingencies, which was accounted for as a reduction to retained earnings, and is expected to have an approximate 100 basis point impact on our fiscal 2007 effective tax rate. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations.

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

We are subject to income taxes in many U.S. and foreign jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be on-going variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing accounting rules or regulations. For example, we adopted FIN 48 in the first quarter of fiscal 2007, which resulted in the recognition of an $11,684,000 increase in the liability for tax contingencies, which was accounted for as a reduction to retained earnings. We expect our effective tax rate to be in the range of 39.5% to 39.8% in fiscal 2007, which includes an approximate 100 basis point impact due to applying FIN 48 throughout fiscal 2007.

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

Date: June 8, 2007