Form 10-Q
period 2007-07-29
WILLIAMS SONOMA INC
filed 2007-09-07
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2007.

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

As of August 26, 2007, 108,544,038 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 29, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	July 29, 2007	January 28, 2007	July 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$58,039	$275,429	$187,377
Accounts receivable – net	63,847	48,821	74,527
Merchandise inventories – net	651,262	610,599	565,691
Prepaid catalog expenses	69,488	59,610	64,059
Prepaid expenses	46,361	28,570	35,440
Deferred income taxes	70,986	70,837	57,279
Other assets	6,708	7,097	6,710
Total current assets	966,691	1,100,963	991,083
Property and equipment – net	948,415	912,582	900,565
Non-current deferred income taxes	35,087	18,670	-
Other assets – net	17,195	16,116	18,563
Total assets	$1,967,388	$2,048,331	$1,910,211
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$205,546	$214,771	$188,331
Accrued salaries, benefits and other	87,568	85,148	82,908
Customer deposits	200,560	187,625	174,710
Income taxes payable	2,786	101,638	10,183
Current portion of long-term debt	15,690	15,853	16,186
Other liabilities	20,541	22,699	23,915
Total current liabilities	532,691	627,734	496,233
Deferred rent and lease incentives	250,946	236,604	241,819
Long-term debt	12,548	12,822	14,037
Deferred income tax liabilities	-	-	12,371
Other long-term obligations	55,402	19,740	15,958
Total liabilities	851,587	896,900	780,418
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	-	-	-
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 108,536, 109,868 and 113,451 shares at July 29, 2007, January 28, 2007 and July 30, 2006, respectively	1,085	1,099	1,135
Additional paid-in capital	397,132	358,223	352,896
Retained earnings	704,034	784,325	766,641
Accumulated other comprehensive income	13,550	7,784	9,121
Total shareholders’ equity	1,115,801	1,151,431	1,129,793
Total liabilities and shareholders’ equity	$1,967,388	$2,048,331	$1,910,211

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars and shares in thousands, except per share amounts	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Net revenues	$859,396	$825,536	$1,675,447	$1,619,822
Cost of goods sold	539,301	510,976	1,053,382	999,841
Gross margin	320,095	314,560	622,065	619,981
Selling, general and administrative expenses	277,227	260,312	550,755	531,043
Interest income	(1,031)	(4,056)	(3,501)	(7,378)
Interest expense	505	542	1,036	1,069
Earnings before income taxes	43,394	57,762	73,775	95,247
Income taxes	17,428	22,199	29,659	36,585
Net earnings	$25,966	$35,563	$44,116	$58,662
Basic earnings per share	$0.24	$0.31	$0.40	$0.51
Diluted earnings per share	$0.23	$0.30	$0.39	$0.50
Shares used in calculation of earnings per share:
Basic	109,884	115,026	110,081	114,672
Diluted	112,022	117,724	112,339	117,515

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
Dollars in thousands	July 29, 2007	July 30, 2006
Cash flows from operating activities:
Net earnings	$44,116	$58,662
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	68,758	65,830
Loss on disposal/impairment of assets	2,748	2,127
Amortization of deferred lease incentives	(13,904)	(14,286)
Deferred income taxes	(2,741)	(6,079)
Tax benefit from exercise of stock options	3,114	3,872
Stock-based compensation expense	12,741	16,886
Changes in:
Accounts receivable	(14,488)	(23,491)
Merchandise inventories	(39,622)	(45,327)
Prepaid catalog expenses	(9,878)	(10,134)
Prepaid expenses and other assets	(17,145)	(3,003)
Accounts payable	(25,680)	(22,510)
Accrued salaries, benefits and other current and long term liabilities[1]	998	(11,048)
Customer deposits	12,515	1,900
Deferred rent and lease incentives	27,453	37,763
Income taxes payable	(90,213)	(73,443)
Net cash used in operating activities	(41,228)	(22,281)
Cash flows from investing activities:
Purchases of property and equipment	(90,368)	(84,481)
Proceeds from the disposal of assets	285	-
Other	(605)	-
Net cash used in investing activities	(90,688)	(84,481)
Cash flows from financing activities:
Repayments of long-term obligations	(437)	(3,130)
Net proceeds from exercise of stock options	26,358	9,581
Excess tax benefit from exercise of stock options	4,949	2,541
Repurchase of common stock	(95,468)	(65,430)
Payment of dividends	(23,881)	(11,591)
Net cash used in financing activities	(88,479)	(68,029)
Effect of exchange rates on cash and cash equivalents	3,005	1,186
Net decrease in cash and cash equivalents	(217,390)	(173,605)
Cash and cash equivalents at beginning of period	275,429	360,982
Cash and cash equivalents at end of period	$58,039	$187,377

1 Includes the impact from the implementation of Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 48. See Note B.

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Twenty-Six Weeks Ended July 29, 2007 and July 30, 2006

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of July 29, 2007 and July 30, 2006, the condensed consolidated statements of earnings for the thirteen and twenty-six weeks ended July 29, 2007 and July 30, 2006 and the condensed consolidated statements of cash flows for the twenty-six weeks ended July 29, 2007 and July 30, 2006 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of January 28, 2007, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2007.

The results of operations for the thirteen and twenty-six weeks ended July 29, 2007 are not necessarily indicative of the operating results of the full year.

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

NOTE C. STOCK-BASED COMPENSATION

We maintain the Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) to award stock options and stock-settled stock appreciation rights (collectively, “option awards”) and other forms of equity compensation, including restricted stock awards, restricted stock units, deferred stock awards, and dividend equivalents (collectively, “stock awards”) to officers, employees and Board members of the company or any parent or subsidiary up to an aggregate of 15,959,903 shares. As of July 29, 2007, there were approximately 5,615,000 shares available for future grant.

We account for stock-based compensation arrangements in accordance with SFAS No. 123R, “Share-Based Payment,” which requires us to measure and record compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method.

In accordance with the provisions of SFAS No. 123R, our compensation expense recognized is based on the following:

❑	Stock Options – Compensation expense related to the remaining unvested portion of all stock options granted prior to the adoption of SFAS No. 123R based on the grant date fair value (using the market value of our stock on the date prior to the grant date), estimated in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148. Compensation expense related to all stock options granted subsequent to the SFAS No. 123R adoption date, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

❑	Stock-Settled Stock Appreciation Rights – Compensation expense related to all stock-settled stock appreciation rights granted based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

❑	Restricted Stock Units – For performance-based restricted stock units, compensation expense based on the grant date fair value and the probability that the performance metrics will be achieved. For non-performance-based restricted stock units, compensation expense based on the grant date fair value.

Stock Options

The following table summarizes our stock option activity during the twenty-six weeks ended July 29, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (In Years)	Intrinsic Value[1]
Balance at January 28, 2007	9,026,289	$23.04	5.17	$109,551,000
Granted[2]	-	-		-
Exercised	(1,856,657)	19.66		26,766,000
Canceled	(298,029)	36.72		-
Balance at July 29, 2007	6,871,603	$23.36	4.84	$64,817,000
Vested at July 29, 2007	5,522,581	$20.39	4.24	$63,624,000
Vested plus expected to vest at July 29, 2007	6,634,792	$22.88	4.75	$64,715,000

1 Intrinsic value, for activities other than exercises, is defined as the difference between the grant price and the market value on the last business day of the quarter. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

2 In fiscal 2006, we began issuing stock-settled stock appreciation rights in lieu of stock option grants. Therefore, no stock options have been granted during the twenty-six weeks ended July 29, 2007. See the stock-settled stock appreciation rights table below.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date for the number of shares vested.

The following table summarizes our stock-settled stock appreciation rights activity during the twenty-six weeks ended July 29, 2007:

	Shares	Weighted Average Conversion Price[1]	Weighted Average Contractual Term Remaining (In Years)	Intrinsic Value[2]
Balance at January 28, 2007	1,978,850	$36.01	9.47	$2,211,000
Granted (weighted average fair value of $11.62)	1,435,950	34.77		-
Converted	-	-		-
Canceled	(112,750)	36.14		-
Balance at July 29, 2007	3,302,050	$35.47	9.27	$200,000
Vested at July 29, 2007	177,270	$40.29	8.64	-
Vested plus expected to vest at July 29, 2007	2,588,698	$35.53	9.26	$153,000

1 Conversion price is defined as the price from which stock-settled stock appreciation rights are measured and is equal to the market value on the date of issuance.

2 Intrinsic value, for activities other than conversions, is defined as the difference between the grant price and the market value on the last business day of the quarter for those stock-settled stock appreciation rights where the market value is greater than the conversion price. For conversions, intrinsic value is defined as the difference between the grant price and the market value on the date of conversion.

The fair value for both stock options and stock-settled stock appreciation rights was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

❑	Expected term – The expected term of the option awards represents the period of time between the grant date of the option awards and the date the option awards are either exercised or canceled including an estimate for those option awards still outstanding.
❑	Expected volatility – The expected volatility is based on an average of the historical volatility of our stock price, for a period approximating our expected term, and the implied volatility of externally traded options of our stock that were entered into during the period.
❑	Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates our expected term.
❑	Dividend yield – The dividend yield is based on our quarterly cash dividend and its anticipated dividend payout over our expected term of the option award.

The weighted-average assumptions for the thirteen and twenty-six weeks ended July 29, 2007 and July 30, 2006 are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Expected term (years)	5.0	5.0	5.0	5.0
Expected volatility	33.3%	33.2%	33.2%	34.5%
Risk-free interest rate	4.6%	4.9%	4.5%	4.7%
Dividend yield	1%	1%	1%	1%

Restricted Stock Units

The following table summarizes restricted stock unit activity during the twenty-six weeks ended July 29, 2007:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value[1]
Unvested balance at January 28, 2007	850,000	$ 41.20	$29,104,000
Granted	21,650	33.35	-
Vested	-	-	-
Canceled	(70,000)	42.18	-
Unvested balance at July 29, 2007	801,650	$ 40.91	$24,635,000
Expected to vest at July 29, 2007	736,335	$ 40.90	$22,628,000

1 Intrinsic value for restricted stock units is defined as the market value on the last business day of the quarter.

Total Stock-Based Compensation Expense

During the thirteen and twenty-six weeks ended July 29, 2007, we recognized total stock-based compensation expense, as a component of selling, general and administrative expense, of $6,731,000 and $12,741,000, respectively. During the thirteen and twenty-six weeks ended July 30, 2006, we recognized total stock-based compensation expense, as a component of selling, general and administrative expense, of $8,939,000 and $16,860,000, respectively. As of July 29, 2007, there was a remaining unamortized expense balance of $62,216,000 (net of estimated forfeitures), which we expect to be recognized on a straight-line basis over an average remaining service period of approximately 3.5 years.

Tax Effect

We present tax benefits resulting from the exercise of stock-based awards as operating cash flows, and tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation awards exercised as financing cash flows in the Condensed Consolidated Statements of Cash Flows. For the thirteen and twenty-six weeks ended July 29, 2007, cash received from stock-based awards exercised was $12,725,000 and $26,358,000 and the tax benefit associated with such exercises totaled $1,955,000 and $10,199,000, respectively.

NOTE D. BORROWING ARRANGEMENTS

Credit Facility

As of July 29, 2007, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit and contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR). Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the new credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the credit facility. The credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. No amounts were borrowed under the credit facility during the twenty-six weeks ended July 29, 2007 and July 30, 2006. However, as of July 29, 2007, $37,398,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of July 29, 2007, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

We have five unsecured commercial letter of credit reimbursement facilities for an aggregate of $165,000,000, each of which expires on September 8, 2007. As of July 29, 2007, an aggregate of $137,172,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of July 29, 2007. The latest expiration possible for any future letters of credit issued under the facilities is February 5, 2008. We intend to renew our letter of credit reimbursement agreement to increase our facility to $175,000,000.

NOTE E. COMMITMENTS AND CONTINGENCIES

On September 30, 2004, we entered into a five-year service agreement with IBM to host and manage certain aspects of our data center information technology infrastructure. On July 10, 2007, we amended our service agreement with IBM and as a result, we will assume responsibility for the operation of portions of our data center information technology infrastructure. Under the terms of the agreement, we are required to continue to pay both fixed and variable charges over the life of the agreement. The variable charges are primarily based on CPU hours, storage capacity and support services that are expected to fluctuate throughout the term of the agreement. We also remain subject to a minimum charge over the term of the agreement based on both a fixed and variable component calculated as a percentage of the total estimated service charges over the five-year term of the agreement. As of July 29, 2007, we estimate the remaining minimum charge to be approximately $5,992,000. The agreement can be terminated at any time for cause or convenience. In the event the agreement is terminated for convenience, a graduated termination fee will be assessed based on the time period remaining in the contract term. As of July 29, 2007, this termination fee was approximately $1,410,000.

NOTE F. COMPREHENSIVE INCOME

Comprehensive income for the thirteen and twenty-six weeks ended July 29, 2007 and July 30, 2006 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Net earnings	$25,966	$35,563	$44,116	$58,662
Other comprehensive (loss) income -
Foreign currency translation adjustment	2,983	(443)	5,778	1,426
Net unrealized loss on investment	(3)	-	(12)	-
Comprehensive income	$28,946	$35,120	$49,882	$60,088

NOTE G. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than the average market price of our common stock for the period, to the extent their inclusion would be dilutive.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Per Share Amount
Thirteen weeks ended July 29, 2007
Basic	$25,966	109,884	$0.24
Effect of dilutive stock-based awards	-	2,138
Diluted	$25,966	112,022	$0.23
Thirteen weeks ended July 30, 2006
Basic	$35,563	115,026	$0.31
Effect of dilutive stock-based awards	-	2,698
Diluted	$35,563	117,724	$0.30
Twenty-six weeks ended July 29, 2007
Basic	$44,116	110,081	$0.40
Effect of dilutive stock-based awards	-	2,258
Diluted	$44,116	112,339	$0.39
Twenty-six weeks ended July 30, 2006
Basic	$58,662	114,672	$0.51
Effect of dilutive stock-based awards	-	2,843
Diluted	$58,662	117,515	$0.50

Stock-based awards of 4,957,000 and 2,588,000 for the thirteen weeks ended and 4,922,000 and 2,538,000 for the twenty-six weeks ended July 29, 2007 and July 30, 2006, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

NOTE H. LEGAL PROCEEDINGS

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

NOTE I. SEGMENT REPORTING

We have two reportable segments, retail and direct-to-customer. The retail segment has five merchandising concepts, which sell products for the home (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). The five retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. The direct-to-customer segment has six merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm and Williams-Sonoma Home) and sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). Management’s expectation is that the overall economics of each of our major concepts within each reportable segment will be similar over time.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail[1]	Direct-to- Customer	Unallocated	Total
Thirteen weeks ended July 29, 2007
Net revenues	$486,976	$372,420	-	$859,396
Depreciation and amortization expense	23,351	4,727	$6,255	34,333
Earnings (loss) before income taxes	37,412	57,889	(51,907)	43,394

Capital expenditures	35,397	7,165	15,946	58,508
Thirteen weeks ended July 30, 2006
Net revenues	$463,372	$362,164	-	$825,536
Depreciation and amortization expense	22,210	4,910	$5,757	32,877
Earnings (loss) before income taxes[2]	41,086	51,551	(34,875)	57,762

Capital expenditures	29,523	7,013	8,930	45,466
Twenty-six weeks ended July 29, 2007
Net revenues	$940,352	$735,095	-	$1,675,447
Depreciation and amortization expense	46,562	9,762	$12,434	68,758
Earnings (loss) before income taxes	61,102	114,024	(101,351)	73,775

Assets[3]	1,103,600	361,657	502,131	1,967,388
Capital expenditures	56,356	8,416	25,596	90,368
Twenty-six weeks ended July 30, 2006
Net revenues	$897,281	$722,541	-	$1,619,822
Depreciation and amortization expense	45,147	9,464	$11,219	65,830
Earnings (loss) before income taxes[2]	75,756	103,207	(83,716)	95,247

Assets[3]	1,055,754	329,322	525,135	1,910,211
Capital expenditures	53,738	14,941	15,802	84,481

1 Includes revenues of $17.7 million and $17.0 million for the thirteen weeks ended July 29, 2007 and July 30, 2006, respectively, and $33.9 million and $32.1 million for the twenty-six weeks ended July 29, 2007 and July 30, 2006, respectively, related to our foreign operations.

2 Includes $0.5 million and $0.4 million in the retail and direct-to-customer segments, respectively, for the thirteen weeks ended July 30, 2006 and $2.2 million, $1.6 million and $0.3 million in the retail, direct-to-customer and corporate unallocated segments, respectively, for the twenty-six weeks ended July 30, 2006, related to the transitioning of the merchandising strategies of our Hold Everything brand into our other existing brands.

3 Includes $25.2 million and $25.3 million of long-term assets as of July 29, 2007 and July 30, 2006, respectively, related to our foreign operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include projections of earnings, revenues or financial items, including the impact of accounting changes and our expected effective tax rate, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance of our brands, statements related to the revitalization of the Pottery Barn brand, statements related to refining our merchandising strategies including expanding merchandise assortments and improving product quality, statements related to expanding catalog circulation, statements related to increasing electronic direct marketing, statements related to implementing supply chain initiatives, statements related to our in-sourced furniture delivery program, statements related to implementing new marketing initiatives and expanding on-line and electronic direct marketing initiatives including a website redesign, statements related to our plans to open new retail stores and expand or remodel existing retail stores, statements related to innovations and expansions in our brands, statements related to distribution and facility infrastructure projects, statements related to new product launches, statements related to the launch of a new private label credit card, statements related to the adequacy and use of our available cash, including the payment of a dividend, statements related to our projected capital expenditures, statements relating to renewing our existing letter of credit facilities, statements related to systems development projects, statements related to our stock repurchase program, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

Second Quarter of Fiscal 2007 Financial Results

During the second quarter of fiscal 2007, net revenues increased 4.1% over the second quarter of fiscal 2006. Including the less than $0.006 per diluted share impact from an increase in our effective tax rate as a result of applying Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” in the second quarter of fiscal 2007 and the $0.048 per diluted share net benefit associated with unusual business events (unredeemed gift certificate income due to a change in estimate, litigation settlement income, the expense associated with the departure of our Chief Executive Officer and the expense associated with the Hold Everything transition) in the second quarter of fiscal 2006, diluted earnings per share for the second quarter of fiscal 2007 were $0.23 versus $0.30 per diluted share for the second quarter of fiscal 2006.

In our retail channel, net revenues in the second quarter of fiscal 2007 increased by $23,604,000, or 5.1%, over the second quarter of fiscal 2006. The increase was driven by a year-over-year increase in store leased square footage of 4.1%, including 7 net new stores, and a comparable store sales increase of 1.2%. Net revenues generated in the West Elm, Williams-Sonoma Home and Pottery Barn brands were the primary contributors to the year-over-year revenue increase, partially offset by reduced revenues in the Pottery Barn Kids brand.

In our direct-to-customer channel, net revenues increased by $10,256,000, or 2.8%, during the second quarter of fiscal 2007 versus the second quarter of fiscal 2006. The increase was primarily driven by net revenues generated in the West Elm, PBteen, Williams-Sonoma and Williams-Sonoma Home brands due to an overall increase in catalog and page circulation of 8.6% and 9.2%, respectively, and continued strength in our Internet business primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by lost revenues in the Hold Everything brand and reduced revenues in the Pottery Barn Kids and Pottery Barn brands.

In our core brands, which include Williams-Sonoma, Pottery Barn, and Pottery Barn Kids, net revenues in the second quarter of fiscal 2007 increased 1.0% over the second quarter of fiscal 2006.

In Williams-Sonoma, second quarter of fiscal 2007 net revenues increased 2.2% versus the second quarter of fiscal 2006. In the retail channel, we had a positive 1.1% comparable store sales increase, and we continue to be pleased with the performance of our re-merchandised small and mid-size stores. In the direct-to-customer channel, we saw a strong consumer response to our seasonal merchandising strategies, continuing momentum in our e-commerce performance, both in traffic and conversion, and ongoing success with our versioned catalogs. Higher response rates from paid search and electronic direct marketing also contributed to these results.

In Pottery Barn, net revenue increased 1.0% in the second quarter of fiscal 2007 versus the second quarter of fiscal 2006. In the retail channel, comparable store sales increased 1.8%; however, in the direct-to-customer channel, growth was negatively impacted by higher backorders and lower shipping revenue. From an operational perspective, we continued to focus on the revitalization strategy for the brand and are pleased with our progress on our initiatives to date.

In Pottery Barn Kids, net revenues decreased 3.2% in the second quarter of fiscal 2007 versus a 16.8% increase in the second quarter of fiscal 2006. Ongoing macro pressure and challenging year-over-year comparisons negatively impacted revenue growth in both channels. In the retail channel, comparable store sales decreased 3.8% versus an 8.1% increase in the second quarter of 2006 and in the direct-to-customer channel, growth was negatively impacted by higher backorders and lower shipping revenue.

In our emerging brands, which include West Elm, Williams-Sonoma Home, and PBteen, revenues increased 39.4% in the second quarter of fiscal 2007 versus the second quarter of fiscal 2006, with strong growth across all brands and channels. Like the core brands, increased backorders in addition to higher customer orders in-transit negatively impacted second quarter growth.

In West Elm, retail revenue growth was primarily driven by incremental sales from new stores and a significantly expanded retail assortment across all stores. In the direct-to-customer channel, year-over-year revenue growth was driven by higher conversion rates and increased catalog circulation.

In Williams-Sonoma Home, we continued to broaden our merchandise assortment, rationalize our catalog circulation strategy, leverage our e-commerce website, and accelerate our year-over-year growth in both the retail and direct-to-customer channels. All of these initiatives resulted in an improvement in the brand’s overall performance versus the prior year. In the retail channel, growth was primarily driven by incremental sales from new stores and an expanded retail merchandise assortment. In the direct-to-customer channel, we continued to drive brand awareness through paid search and build upon the momentum driven by last year’s catalog redesign and the e-commerce website launch in Fall of 2006.

In PBteen, net revenues increased 17.7% in the second quarter of fiscal 2007 versus the second quarter of fiscal 2006. We saw a positive consumer response to both our summer and fall merchandise assortments. Increased newness and a relevant, on-brand presentation drove these results, and continued to attract new customers to the brand.

Second Quarter of Fiscal 2007 Operational Results

During the quarter, we continued to make strategic advancements in our supply chain infrastructure. From a systems perspective, we rolled out our new retail inventory management system to our West Elm and Williams-Sonoma Home brands. In the supply chain organization, we consolidated our returns-processing operations into one dedicated location. This initiative is expected to result in the more rapid identification of return-related trends, in addition to lower operating costs. We also expanded our west coast distribution center, which facilitated the in-sourcing of our west coast furniture-hub operations.

Fiscal 2007

As we look forward to the third quarter and balance of the year, we are continuing to focus on the execution of two of our most important strategic initiatives, driving top-line revenue growth across all of our brands and optimizing our pre-tax operating margin through operational advancements and cost containment initiatives. Within these initiatives, our top priority continues to be the revitalization of the Pottery Barn brand.

Consistent with our strategic initiative to drive profitable top-line revenue growth, we are investing in the growth opportunities that we believe will provide the greatest returns in both our core and emerging brands.

In the retail channel throughout fiscal 2007, we are expecting to add 11 net new retail locations, seven of which are in our emerging brands, expand the square footage of 20 of our existing stores and remodel 3 additional existing stores.

In the direct-to-customer channel, we will continue to leverage the rollout of our Pottery Barn Outdoor catalog into the third quarter of fiscal 2007 in addition to launching our website redesign in the Williams-Sonoma brand in the fourth quarter of fiscal 2007. We also expect to increase catalog page circulation in both our core and emerging brands, as well as increase the marketing behind our fastest growing channel, e-commerce.

In addition, in the Williams-Sonoma brand, we plan to leverage our key vendor partnerships to introduce unique and exclusive product at a broad range of price points, launch the first phase of our website redesign, and introduce new tabletop and entertaining assortments to drive increased sales per square foot and an improved bridal experience.

In Pottery Barn, we will be introducing a significant number of new product introductions and will continue to focus on the rollout of our revitalization initiatives, recognizing that these initiatives are going to take several quarters to fully implement, and additional time to analyze.

In Pottery Barn Kids, we plan to roll out merchandising strategies in the back half of the year, including a significantly expanded assortment in back-to-school, holiday and gift giving. In addition, we plan to test versioning of our catalog beginning in the third quarter of fiscal 2007, which we believe could drive increased sales and higher catalog productivity, in addition to allowing us to identify new customers for the brand.

In West Elm, we will continue to focus on a number of brand-building initiatives, including launching the private label credit card in the retail channel in the third quarter, followed by the direct-to-customer channel later in the year; rolling-out a new marketing campaign centered around people, design, and style; and introducing new merchandise line extensions and expanded holiday gift-giving strategies. We also opened our first flagship store in Washington D.C. in August 2007.

In Williams-Sonoma Home, we plan to open one additional store, increase brand exposure through leveraging the namesake Williams-Sonoma brand, expand our merchandise assortment to drive greater sales productivity, and enhance the holiday gift-giving assortment, including a broader range of price points and an improved visual presentation.

To support all of these growth initiatives, we are continuing to invest in our supply chain infrastructure, including the expansion of our west coast distribution and furniture hub operations, the consolidation of our returns-processing facility, and the integration of our recently acquired European sourcing company. We are also intensifying our sourcing and quality control operations in Asia and leveraging our in-sourced domestic furniture operations as part of our ongoing effort to reduce furniture returns, replacements, and damages. We believe these will allow for our continued ability to drive greater efficiencies in our supply chain operations and overhead cost structure.

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

The following table summarizes our net revenues for the thirteen weeks ended July 29, 2007 (“second quarter of fiscal 2007”) and July 30, 2006 (“second quarter of fiscal 2006”), and the twenty-six weeks ended July 29, 2007 (“year-to-date 2007”) and July 30, 2006 (“year-to-date 2006”):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	July 29, 2007	% Total	July 30, 2006	% Total	July 29, 2007	% Total	July 30, 2006	% Total
Retail revenues	$486,976	56.7%	$463,372	56.1%	$940,352	56.1%	$897,281	55.4%
Direct-to-customer revenues	372,420	43.3%	362,164	43.9%	735,095	43.9%	722,541	44.6%
Net revenues	$859,396	100.0%	$825,536	100.0%	$1,675,447	100.0%	$1,619,822	100.0%

Net revenues in the second quarter of fiscal 2007 increased by $33,860,000, or 4.1%, over the second quarter of fiscal 2006. The increase was primarily driven by a year-over-year increase in store leased square footage of 4.1% (including 23 new store openings and the remodeling or expansion of an additional 22 stores) and a comparable stores sales increase of 1.2%. The increase was further driven by increased catalog and page circulation of 8.6% and 9.2%, respectively, and continued strength in our Internet business primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by lost revenues in the Hold Everything brand, which was transitioned into our other existing brands throughout the first and second quarters of fiscal 2006, and the temporary closure of 29 stores and the permanent closure of 9 stores, for a net of 7 new store openings.

Net revenues for year-to-date 2007 increased by $55,625,000, or 3.4%, over year-to-date 2006. The increase was primarily driven by a year-over-year increase in store leased square footage of 4.1% (including 23 new store openings and the remodeling or expansion of an additional 22 stores). The increase was further driven by increased catalog and page circulation of 2.4% and 7.4%, respectively, and continued strength in our Internet business primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by lost revenues in the Hold Everything brand, which was transitioned into our other existing brands throughout the first and second quarters of fiscal 2006, and the temporary closure of 29 stores and the permanent closure of 9 stores, for a net of 7 new store openings.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Retail revenues	$486,976	$463,372	$940,352	$897,281
Percent growth in retail revenues	5.1%	6.7%	4.8%	7.9%
Percent increase in comparable store sales	1.2%	1.2%	0.2%	1.3%
Number of stores - beginning of period	584	569	588	570
Number of new stores	2	2	4	9
Number of new stores due to remodeling[1]	8	10	9	15
Number of closed stores due to remodeling[1]	(12)	(8)	(18)	(13)
Number of permanently closed stores	(2)	-	(3)	(8)
Number of stores - end of period	580	573	580	573
Store selling square footage at period-end	3,343,000	3,204,000	3,343,000	3,204,000
Store leased square footage (“LSF”) at period-end	5,370,000	5,159,000	5,370,000	5,159,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened due to square footage expansion, store modification or relocation.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	April 29, 2007	Openings	Closings	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Williams-Sonoma	250	6	(4)	252	256	6,000	5,800
Pottery Barn	195	1	(6)	190	191	12,100	12,200
Pottery Barn Kids	93	1	(3)	91	91	7,900	7,800
West Elm	22	1	-	23	14	17,500	16,100
Williams-Sonoma Home	8	-	-	8	5	14,200	14,700
Outlets	16	1	(1)	16	16	20,500	20,400
Total	584	10	(14)	580	573	9,300	9,000

Retail revenues in the second quarter of fiscal 2007 increased by $23,604,000, or 5.1%, over the second quarter of fiscal 2006. The increase was driven by a year-over-year increase in store leased square footage of 4.1% (including 23 new store openings and the remodeling or expansion of an additional 22 stores) and a comparable stores sales increase of 1.2%, partially offset by the temporary closure of 29 stores and the permanent closure of 9 stores, for a net of 7 new store openings. Net revenues generated in the West Elm, Williams-Sonoma Home and Pottery Barn brands were the primary contributors to the year-over-year revenue increase, partially offset by reduced revenues in the Pottery Barn Kids brand.

Retail revenues for year-to-date 2007 increased by $43,071,000, or 4.8%, over year-to-date 2006. The increase was driven by a year-over-year increase in store leased square footage of 4.1% (including 23 new store openings and the remodeling or expansion of an additional 22 stores), partially offset by the temporary closure of 29 stores and the permanent closure of 9 stores, for a net of 7 new store openings. Net revenues generated in the West Elm, Williams-Sonoma Home and Pottery Barn brands were the primary contributors to the year-over-year revenue increase, partially offset by lost revenues in the Hold Everything brand, which was transitioned into our other existing brands throughout the first and second quarters of fiscal 2006, in addition to reduced revenues in the Pottery Barn Kids brand. All of our Hold Everything stores were closed during late fiscal 2005 and the first quarter of fiscal 2006.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes store remodelings, expansions and closings. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are meaningful to evaluating the performance of the retail strategy. In the second quarter of fiscal 2007, we have excluded West Elm and Williams-Sonoma Home. In the second quarter of fiscal 2006, we have excluded only West Elm as there were no Williams-Sonoma Home stores that were open for at least 12 months.

Percentages represent changes in comparable store sales versus the same period in the prior year.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Percent increase (decrease) in comparable store sales	July 29, 2007		July 30, 2006		July 29, 2007		July 30, 2006
Williams-Sonoma	1.1%		2.3%		0.3%		2.1%
Pottery Barn	1.8%		(0.2%	)	0.3%		0.4%
Pottery Barn Kids	(3.8%	)	8.1%		(3.8%	)	5.7%
Outlets	9.0%		(8.6%	)	9.2%		(6.4%	)
Total	1.2%		1.2%		0.2%		1.3%

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

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Dollars in thousands	July 29, 2007	July 30, 2006		July 29, 2007	July 30, 2006
Catalog revenues[1]	$135,041	$148,409		$266,252	$307,761
Internet revenues[1]	237,379	213,755		468,843	414,780
Total direct-to-customer revenues[1]	$372,420	$362,164		$735,095	$722,541
Percent growth in direct-to-customer revenues	2.8%	5.9%		1.7%	8.6%
Percent increase (decrease) in number of catalogs circulated	8.6%	(3.4%	)	2.4%	(0.6%	)
Percent growth in number of pages circulated	9.2%	4.2%		7.4%	5.8%

1 Approximately 55% of our company-wide non-gift registry Internet revenues are driven by customers who recently received a catalog and approximately 45% are incremental to the direct-to-customer channel.

Direct-to-customer revenues in the second quarter of fiscal 2007 increased by $10,256,000, or 2.8%, over the second quarter of fiscal 2006. The increase was primarily driven by net revenues generated in the West Elm, PBteen, Williams-Sonoma and Williams-Sonoma Home brands due to an overall increase in catalog and page circulation of 8.6% and 9.2%, respectively, and continued strength in our Internet business primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by lost revenues in the Hold Everything brand, which was transitioned into our other existing brands throughout the first and second quarters of fiscal 2006, and reduced revenues in the Pottery Barn Kids and Pottery Barn brands.

Direct-to-customer revenues for year-to-date 2007 increased $12,554,000, or 1.7%, over year-to-date 2006. The increase was primarily driven by net revenues generated in the West Elm, PBteen, Williams-Sonoma and Williams-Sonoma Home brands, primarily due to an overall increase in catalog and page circulation of 2.4% and 7.4%, respectively, and continued strength in our Internet business primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by lost revenues in the Hold Everything brand, which was transitioned into our other existing brands throughout the first and second quarters of fiscal 2006. All of the brands in the direct-to-customer channel delivered positive growth for year-to-date 2007.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	July 29, 2007	% Net Revenues	July 30, 2006	% Net Revenues	July 29, 2007	% Net Revenues	July 30, 2006	% Net Revenues
Cost of goods sold	$539,301	62.8%	$510,976	61.9%	$1,053,382	62.9%	$999,841	61.7%

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

Second Quarter of Fiscal 2007 vs. Second Quarter of Fiscal 2006

Cost of goods sold increased by $28,325,000, or 5.5%, in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. Cost of goods sold as a percentage of net revenues increased 90 basis points in the second quarter of fiscal 2007 from the second quarter of fiscal 2006. This increase was primarily driven by increased markdowns and higher cost of merchandise in our Pottery Barn and Pottery Barn Kids brands and increased occupancy costs. The increase in occupancy costs as a percentage of net revenues was primarily driven by the retail rollout of the emerging brands. These costs were partially offset, however, by the elimination of costs of goods sold associated with the Hold Everything brand.

In the retail channel, cost of goods sold as a percentage of retail net revenues increased 130 basis points in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. This increase was primarily driven by increased markdowns and higher cost of merchandise in our Pottery Barn and Pottery Barn Kids brands and increased occupancy costs. The increase in occupancy costs as a percentage of net revenues was primarily driven by the retail rollout of the emerging brands, partially offset by the elimination of costs of goods sold associated with the Hold Everything brand. All of our Hold Everything stores were closed during late fiscal 2005 and the first quarter of fiscal 2006.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues decreased 40 basis points in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. This decrease was primarily driven by a reduction in occupancy expenses and the elimination of costs of goods sold associated with the Hold Everything brand, which was transitioned into our other existing brands throughout the first and second quarters of fiscal 2006, partially offset by increased markdowns and higher cost of merchandise in our Pottery Barn and Pottery Barn Kids brands.

Year-to-Date 2007 vs. Year-to-Date 2006

Cost of goods sold for year-to-date 2007 increased by $53,541,000, or 5.4%, over year-to-date 2006. Cost of goods sold as a percentage of net revenues increased 120 basis points for year-to-date 2007 compared to year-to-date 2006. This increase was primarily driven by increased markdowns and higher cost of merchandise in our Pottery Barn and Pottery Barn Kids brands, increased liquidation activity in our Outlet stores and increased occupancy costs. The increase in occupancy costs as a percentage of net revenues was primarily driven by the retail rollout of the emerging brands and increased distribution capacity. These costs were partially offset, however, by the elimination of costs of goods sold associated with the Hold Everything brand.

In the retail channel, cost of goods sold as a percentage of retail net revenues increased 190 basis points for year-to-date 2007 compared to year-to-date 2006 resulting from increased markdowns and higher cost of merchandise in our Pottery Barn and Pottery Barn Kids brands, increased liquidation activity in our Outlet stores and increased occupancy costs driven by the retail rollout of the emerging brands. This increase was partially offset by the elimination of costs of goods sold associated with the Hold Everything brand, including expense associated with the Hold Everything transition. All of our Hold Everything stores were closed during late 2005 and the first quarter of fiscal 2006.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues decreased 40 basis points for year-to-date 2007 compared to year-to-date 2006 due to the elimination of costs of goods sold associated with the Hold Everything brand, which was transitioned into our other existing brands throughout the first and second quarters of fiscal 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	July 29, 2007	% Net Revenues	July 30, 2006	% Net Revenues	July 29, 2007	% Net Revenues	July 30, 2006	% Net Revenues
Selling, general and administrative expenses	$277,227	32.3%	$260,312	31.5%	$550,755	32.9%	$531,043	32.8%

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

Second Quarter of Fiscal 2007 vs. Second Quarter of Fiscal 2006

Selling, general and administrative expenses increased by $16,915,000, or 6.5%, in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. Selling, general and administrative expenses as a percentage of net revenues increased 80 basis points in the second quarter of fiscal 2007 from the second quarter of fiscal 2006. This increase was primarily due to a net benefit in the second quarter of fiscal 2006 of approximately $10,000,000 associated with unusual business events (unredeemed gift certificate income due to a change in estimate, litigation settlement income, the expense associated with the departure of our Chief Executive Officer and the expense associated with the Hold Everything transition) and increased costs in the second quarter of 2007 associated with the growth of the emerging brands, partially offset by lower advertising expenses as a percentage of net revenues, primarily in the Pottery Barn and PBteen brands, reductions in other general expenses, and the elimination of all selling, general and administrative expenses associated with the Hold Everything brand.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues decreased 20 basis points in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily due to reduced advertising expenses, partially offset by increased costs associated with the growth of the emerging brands.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues decreased 90 basis points in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 due to lower advertising expenses as a percentage of net revenues and reductions in other general expenses.

Year-to-Date 2007 vs. Year-to-Date 2006

Selling, general and administrative expenses for year-to-date 2007 increased by $19,712,000, or 3.7%, over year-to-date 2006. Selling, general and administrative expenses as a percentage of net revenues increased 10 basis points for year-to-date 2007 compared to year-to-date 2006. This increase was primarily due to a net benefit for year-to-date 2006 of approximately $8,500,000 associated with unusual business events (unredeemed gift certificate income due to a change in estimate, litigation settlement income, the expense associated with the departure of our Chief Executive Officer and the expense associated with the Hold Everything transition) and increased costs associated with the growth of the emerging brands, partially offset by reduced stock-based compensation, reductions in other general expenses, increased income from unredeemed gift certificates, reduced advertising expenses as a percentage of net revenues and the elimination of all selling, general and administrative expenses associated with the Hold Everything brand.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues increased 10 basis points for year-to-date 2007 compared to year-to-date 2006 due to increased costs associated with the growth of the emerging brands, partially offset by increased income from unredeemed gift certificates.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues decreased 80 basis points for year-to-date 2007 compared to year-to-date 2006 due to reductions in advertising and other general expenses.

INTEREST INCOME

Interest income was $1,031,000 in the second quarter of fiscal 2007, compared to $4,056,000 in the second quarter of fiscal 2006, comprised primarily of income from short-term investments classified as cash and cash equivalents. For year-to-date 2007, interest income was $3,501,000 compared to $7,378,000 for year-to-date 2006. The decrease in interest income during the second quarter of fiscal 2007 and year-to-date 2007 compared to the second quarter of fiscal 2006 and year-to-date 2006 resulted from lower cash and investment balances during 2007 compared to 2006, partially offset by an increase in the interest rates associated with these balances.

INCOME TAXES

Our effective tax rate was 40.2% for both the second quarter of fiscal 2007 and year-to-date 2007 and 38.4% for the second quarter of fiscal 2006 and year-to-date 2006. Our second quarter of fiscal 2007 and year-to-date 2007 tax rate increased primarily due to the impact of applying FIN 48, which we adopted on January 29, 2007. We expect our effective tax rate to be in the range of 39.3% to 39.6% in fiscal 2007, which includes an approximate 100 basis point impact due to applying FIN 48 throughout fiscal 2007. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of July 29, 2007, we held $58,039,000 in cash and cash equivalent funds. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2007, we plan to utilize our cash resources to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, purchases of property and equipment, share repurchases and dividends. In addition to the current cash balances on-hand, we have a $300,000,000 credit facility available as of July 29, 2007 that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the new credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. No amounts were borrowed under the credit facility during the twenty-six weeks ended July 29, 2007 and July 30, 2006. However, as of July 29, 2007, $37,398,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities over the next 12 month period.

For year-to-date 2007, net cash used in operating activities was $41,228,000 compared to net cash used in operating activities of $22,281,000 for the year-to-date 2006. Net cash used in operating activities for year-to-date 2007 was primarily attributable to the payment of income taxes, the purchase of merchandise inventories to support the increase in sales in our core and emerging brands and a decrease in accounts payable due to the timing of payments.

For year-to-date 2007, net cash used in investing activities was $90,688,000 compared to net cash used in investing activities of $84,481,000 for year-to-date 2006. For year-to-date 2007, net cash used in investing activities was primarily due to purchases of property and equipment of $90,368,000, comprised of $47,686,000 for stores, $34,608,000 for systems development projects (including e-commerce websites) and $8,074,000 for distribution and facility infrastructure projects.

In fiscal 2007, we anticipate investing $220,000,000 to $240,000,000 in the purchase of property and equipment, primarily for the construction of 21 new stores and 26 remodeled or expanded stores, systems development projects (including e-commerce websites), and distribution, facility infrastructure and other projects.

For the year-to-date 2007, net cash used in financing activities was $88,479,000 compared to net cash used in financing activities of $68,029,000 for year-to-date 2006. Net cash used in financing activities for year-to-date 2007 was primarily due to the repurchase of common stock and the payment of dividends, partially offset by the net proceeds and related excess tax benefit from the exercise of stock options.

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

During the second quarter of fiscal 2007, we repurchased and retired 2,604,760 shares of our common stock at a weighted average cost of $32.90 per share and a total cost of approximately $85,704,000. An aggregate of 3,309,395 shares remain available for repurchase under all previously authorized stock repurchase programs.

The following table summarizes our repurchases of shares of our common stock during the second quarter of fiscal 2007 under our repurchase programs:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan	Maximum Number of Shares that May Yet be Purchased Under Any Plan
April 30, 2007 – May 27, 2007	-	-	-	5,914,155
May 28, 2007 – June 24, 2007	2,439,060	$ 33.00	2,439,060	3,475,095
June 25, 2007 – July 29, 2007	165,700	$ 31.54	165,700	3,309,395
Total	2,604,760	$ 32.90	2,604,760	3,309,395

Dividend Policy

In March 2007, our Board of Directors authorized an increase in our quarterly cash dividend from $0.10 to $0.115 per common share. The indicated annual cash dividend, subject to capital availability, is $0.46 per common share or approximately $50,000,000 in fiscal 2007. Our quarterly cash dividend could be reduced or discontinued at any time.

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

Contractual Obligations

There have been no significant changes to our contractual obligations and commitments table as discussed in our Annual Report on Form 10-K for the year ended January 28, 2007, except for the changes related to our adoption of FIN 48 as discussed in Note B to our condensed consolidated financial statements and the amendment to our service agreement with IBM as discussed in Note E to our condensed consolidated financial statements. The short-term and long-term liabilities for uncertain tax positions under FIN 48, excluding interest, are $1,988,000 and $30,008,000, respectively, as of July 29, 2007. We are not able to reasonably estimate when cash payments of the long-term liability for uncertain tax positions will occur.

Under our service agreement with IBM, we are subject to a minimum remaining charge of $5,992,000 and in the event the agreement is terminated for convenience, a graduated termination fee will be assessed based on the time period remaining in the contract term. As of July 29, 2007, this termination fee was approximately $1,410,000. For the fiscal year ended January 29, 2007, we had included in our purchase obligations table within the contractual obligations section of our annual report $5,800,000 relating to our service agreement with IBM.

Impact of Inflation

The impact of inflation on results of operations was not significant for year-to-date 2007 or year-to-date 2006.

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

Interest Rate Risk

The interest payable on our credit facility, Mississippi industrial development bond and the bond-related debt associated with our Memphis-based distribution facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 53 basis points (an approximate 10% increase in the associated variable rates as of July 29, 2007), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 5% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. As of July 29, 2007, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of July 29, 2007, we have 14 retail stores in Canada (three of which were temporarily closed at period end), which expose us to market risk associated with foreign currency exchange rate fluctuations. As necessary, we may enter into 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. We did not enter into any foreign currency contracts during year-to-date 2007 and year-to-date 2006, and there were no such contracts outstanding as of July 29, 2007 or July 30, 2006. Any gain or loss associated with these types of contracts in prior years was not material to us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of July 29, 2007, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note H to our Consolidated Financial Statements within Part I of this Form 10-Q.

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

We outsource certain aspects of our business to third party vendors that subject us to risks of disruptions in our business as well as increased costs. For example, we have engaged IBM to host and manage certain aspects of our data center information technology infrastructure. Accordingly, we are subject to the risks associated with IBM’s ability to provide information technology services to meet our needs. Our operations will depend significantly upon our ability to make our servers, software applications and websites available and to protect our data from damage or interruption from human error, computer viruses, intentional acts of vandalism, labor disputes, natural disasters and similar events. If the cost of IBM hosting and managing certain aspects of our data center information technology infrastructure is more than expected, or if IBM or we are unable to adequately protect our data and information is lost or our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.

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

In March 2007, our Board of Directors authorized an increase in our quarterly cash dividend from $0.10 to $0.115 per common share. In March 2007, our Board of Directors also authorized the repurchase of an additional 5,000,000 shares of our common stock. The dividend and the share repurchase programs require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, new product development initiatives and unanticipated capital expenditures or to fund our operations. Our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited or terminated at any time. Our ability to pay dividends and repurchase shares will depend on our ability to generate cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and negatively impact our stock price. In addition, we may be subject to lawsuits regarding the use of our cash for dividends or share repurchases.

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

We make certain estimates and projections in connection with impairment analyses for certain of our store locations and other property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For example, we review for impairment all stores for which current cash flows from operations are either negative or nominal, or the construction costs are significantly in excess of the amount originally expected. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the life of the lease. These calculations require us to make a number of estimates and projections of future results, often up to 20 years into the future. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment. If these impairment charges are significant, our results of operations would be adversely affected.

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

We are subject to income taxes in many U.S. and foreign jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be on-going variability in our quarterly tax rates as taxable events occur and exposures are evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing accounting rules or regulations. For example, we adopted FIN 48 in the first quarter of fiscal 2007, which resulted in the recognition of an $11,684,000 increase in the liability for tax contingencies, which was accounted for as a reduction to retained earnings. We expect our effective tax rate to be in the range of 39.3% to 39.6% in fiscal 2007, which includes an approximate 100 basis point impact due to applying FIN 48 throughout fiscal 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 16, 2007. At this meeting, the shareholders took the following actions:

(I) The shareholders elected each of the following persons by the vote indicated to serve as a member of our Board of Directors until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified:

Name	For	Withheld
Adrian D.P. Bellamy	66,745,852	34,721,248
Patrick J. Connolly	100,906,293	560,807
Adrian T. Dillon	100,903,694	563,406
Anthony A. Greener	100,890,955	576,145
W. Howard Lester	100,673,760	793,340
Michael R. Lynch	100,808,593	658,507
Richard T. Robertson	100,903,398	563,702
David B. Zenoff	100,876,067	591,033

(II) The shareholders ratified, by the vote indicated, the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending February 3, 2008:

For	Against	Abstain	Broker Non-Vote
101,198,302	253,307	15,491	0

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 22, 2007, File No. 001-14077)
10.1	Amended and Restated Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan
10.2	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Term Sheet
10.3	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam
Executive Vice President,
Chief Operating and Chief Financial Officer

Date: September 7, 2007