Form 10-Q
period 2007-10-28
WILLIAMS SONOMA INC
filed 2007-12-07
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2007.

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

Yes            No   ✓

As of November 25, 2007, 106,076,893 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 28, 2007

ITEM 1.	FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	October 28, 2007	January 28, 2007	October 29, 2006
ASSETS
Current assets
Cash and cash equivalents	$16,285	$275,429	$108,706
Accounts receivable – net	58,199	48,821	57,874
Merchandise inventories – net	769,727	610,599	661,248
Prepaid catalog expenses	75,650	59,610	78,702
Prepaid expenses	34,266	28,570	38,538
Deferred income taxes	71,111	70,837	57,291
Other assets	7,601	7,097	7,645
Total current assets	1,032,839	1,100,963	1,010,004
Property and equipment – net	973,997	912,582	930,307
Non-current deferred income taxes	33,231	18,670	-
Other assets – net	17,805	16,116	16,975
Total assets	$2,057,872	$2,048,331	$1,957,286
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$241,901	$214,771	$218,832
Accrued salaries, benefits and other	90,850	85,148	86,113
Customer deposits	199,508	187,625	181,536
Income taxes payable	3,099	101,638	13,533
Current portion of long-term debt	15,769	15,853	15,914
Borrowings under line of credit	70,000	-	-
Other liabilities	24,330	22,699	24,735
Total current liabilities	645,457	627,734	540,663
Deferred rent and lease incentives	247,757	236,604	239,001
Long-term debt	11,468	12,822	13,037
Deferred income tax liabilities	-	-	10,134
Other long-term obligations	60,707	19,740	18,396
Total liabilities	965,389	896,900	821,231
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	-	-	-
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 107,079, 109,868 and 112,848 shares at October 28, 2007, January 28, 2007 and October 29, 2006, respectively	1,071	1,099	1,128
Additional paid-in capital	399,558	358,223	359,076
Retained earnings	675,983	784,325	766,179
Accumulated other comprehensive income	15,871	7,784	9,672
Total shareholders’ equity	1,092,483	1,151,431	1,136,055
Total liabilities and shareholders’ equity	$2,057,872	$2,048,331	$1,957,286

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars and shares in thousands, except per share amounts	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net revenues	$ 895,132	$ 852,758	$ 2,570,579	$ 2,472,580
Cost of goods sold	553,051	527,020	1,606,433	1,526,861
Gross margin	342,081	325,738	964,146	945,719
Selling, general and administrative expenses	297,212	282,412	847,967	813,455
Interest income	(322)	(1,841)	(3,823)	(9,220)
Interest expense	512	523	1,548	1,593
Earnings before income taxes	44,679	44,644	118,454	139,891
Income taxes	17,602	15,502	47,261	52,087
Net earnings	$ 27,077	$ 29,142	$ 71,193	$ 87,804
Basic earnings per share	$ 0.25	$ 0.26	$ 0.65	$ 0.77
Diluted earnings per share	$ 0.25	$ 0.25	$ 0.64	$ 0.75
Shares used in calculation of earnings per share:
Basic	108,308	113,268	109,743	114,423
Diluted	110,389	115,849	111,962	117,210

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2007	October 29, 2006
Cash flows from operating activities:
Net earnings	$ 71,193	$ 87,804
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	102,645	99,457
Loss on disposal/impairment of assets	3,731	4,189
Amortization of deferred lease incentives	(21,364)	(21,415)
Deferred income taxes	(836)	(8,340)
Tax benefit from exercise of stock options	2,972	2,048
Stock-based compensation expense	18,829	22,932
Changes in:
Accounts receivable	(7,910)	(6,388)
Merchandise inventories	(157,080)	(140,807)
Prepaid catalog expenses	(16,040)	(24,777)
Prepaid expenses and other assets	(6,509)	(5,640)
Accounts payable	8,295	2,940
Accrued salaries, benefits and other current and long term liabilities[1]	13,361	(4,609)
Customer deposits	11,083	8,691
Deferred rent and lease incentives	29,311	41,993
Income taxes payable	(89,828)	(70,080)
Net cash used in operating activities	(38,147)	(12,002)
Cash flows from investing activities:
Purchases of property and equipment	(159,149)	(144,401)
Proceeds from software developer reimbursement	14,118	-
Proceeds from the disposal of assets	285	-
Other	(429)	-
Net cash used in investing activities	(145,175)	(144,401)
Cash flows from financing activities:
Net borrowings under line of credit	70,000	-
Repayments of long-term obligations	(1,438)	(4,404)
Net proceeds from exercise of stock options	27,405	11,201
Excess tax benefit from exercise of stock options	4,926	4,649
Repurchase of common stock	(142,744)	(85,438)
Payment of dividends	(36,454)	(23,061)
Credit facility renewal costs	-	(218)
Net cash used in financing activities	(78,305)	(97,271)
Effect of exchange rates on cash and cash equivalents	2,483	1,398
Net decrease in cash and cash equivalents	(259,144)	(252,276)
Cash and cash equivalents at beginning of period	275,429	360,982
Cash and cash equivalents at end of period	$ 16,285	$ 108,706

1Includes the impact from the implementation of Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 48. See Note B.

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Thirty-Nine Weeks Ended October 28, 2007 and October 29, 2006

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of October 28, 2007 and October 29, 2006, the condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended October 28, 2007 and October 29, 2006 and the condensed consolidated statements of cash flows for the thirty-nine weeks ended October 28, 2007 and October 29, 2006 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of January 28, 2007, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2007.

The results of operations for the thirteen and thirty-nine weeks ended October 28, 2007 are not necessarily indicative of the operating results of the full year.

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

NOTE B. ACCOUNTING POLICIES

Recent Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on January 29, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. As a result of the implementation of FIN 48, we recognized an $11,684,000 increase in the liability for tax contingencies, which was accounted for as a reduction to the January 29, 2007 balance of retained earnings. As of the date of adoption, we had $30,981,000 of liabilities for unrecognized tax benefits, of which $19,661,000 (net of tax benefit) would, if recognized, affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of January 29, 2007, our accruals for the payment of interest and penalties totaled $5,983,000, all of which relates to interest.

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

NOTE C. STOCK-BASED COMPENSATION

We maintain the Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) to award stock options and stock-settled stock appreciation rights (collectively, “option awards”) and other forms of equity compensation, including restricted stock awards, restricted stock units, deferred stock awards, and dividend equivalents (collectively, “stock awards”) to officers, employees and Board members of the company or any parent or subsidiary up to an aggregate of 15,959,903 shares. As of October 28, 2007, there were approximately 5,829,000 shares available for future grant.

We account for stock-based compensation arrangements in accordance with SFAS No. 123R, “Share-Based Payment,” which requires us to measure and record compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method.

In accordance with the provisions of SFAS No. 123R, our compensation expense is based on the following:

❑	Stock Options – Compensation expense related to the remaining unvested portion of all stock options granted prior to the adoption of SFAS No. 123R based on the grant date fair value (using the market value of our stock on the date prior to the grant date), estimated in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148. Compensation expense related to all stock options granted subsequent to the SFAS No. 123R adoption date based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

❑	Stock-Settled Stock Appreciation Rights – Compensation expense related to all stock-settled stock appreciation rights granted based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

❑	Restricted Stock Units – For performance-based restricted stock units, compensation expense based on the grant date fair value and the probability that the performance metrics will be achieved. For non-performance-based restricted stock units, compensation expense based on the grant date fair value.

Stock Options

The following table summarizes our stock option activity during the thirty-nine weeks ended October 28, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (In Years)	Intrinsic Value[1]
Balance at January 28, 2007	9,026,289	$23.04	5.17	$109,551,000
Granted[2]	-	-		-
Exercised	(1,912,925)	19.63		27,561,000
Canceled	(391,489)	36.65		-
Balance at October 28, 2007	6,721,875	$23.21	4.56	$63,596,000
Vested at October 28, 2007	5,462,939	$20.41	3.99	$62,495,000
Vested plus expected to vest at October 28, 2007	6,525,649	$22.80	4.48	$63,533,000

1 Intrinsic value, for activities other than exercises, is defined as the difference between the grant price and the market value on the last business day of the quarter. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

2 In fiscal 2006, we began issuing stock-settled stock appreciation rights in lieu of stock option grants. Therefore, no stock options have been granted during the thirty-nine weeks ended October 28, 2007. See the stock-settled stock appreciation rights table below.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date for the number of shares vested.

The following table summarizes our stock-settled stock appreciation rights activity during the thirty-nine weeks ended October 28, 2007:

	Shares	Weighted Average Conversion Price[1]	Weighted Average Contractual Term Remaining (In Years)	Intrinsic Value[2]
Balance at January 28, 2007	1,978,850	$36.01	9.47	$2,211,000
Granted (weighted average fair value of $11.59)	1,484,050	34.65		-
Converted	-	-		-
Canceled	(187,304)	36.07		-
Balance at October 28, 2007	3,275,596	$35.39	9.04	$136,890
Vested at October 28, 2007	292,650	$36.40	8.59	$27,378
Vested plus expected to vest at October 28, 2007	2,635,934	$35.45	9.03	$107,890

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

The fair value for both stock options and stock-settled stock appreciation rights was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

❑	Expected term – The expected term of the option awards represents the period of time between the grant date of the option awards and the date the option awards are either exercised or canceled, including an estimate for those option awards still outstanding.

❑	Expected volatility – The expected volatility is based on an average of the historical volatility of our stock price, for a period approximating our expected term, and the implied volatility of externally traded options of our stock that were entered into during the period.

❑	Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates our expected term.

❑	Dividend yield – The dividend yield is based on our quarterly cash dividend and its anticipated dividend payout over our expected term of the option award.

The weighted-average assumptions for the thirteen and thirty-nine weeks ended October 28, 2007 and October 29, 2006 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Expected term (years)	5.1	5.0	5.0	5.0
Expected volatility	35.3%	32.4%	33.3%	33.7%
Risk-free interest rate	4.2%	4.7%	4.5%	4.7%
Dividend yield	1%	1%	1%	1%

Restricted Stock Units

The following table summarizes restricted stock unit activity during the thirty-nine weeks ended October 28, 2007:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value[1]
Balance at January 28, 2007	850,000	$41.20	$29,104,000
Granted	41,650	33.80	-
Vested	-	-	-
Canceled	(70,000)	42.18	-
Balance at October 28, 2007	821,650	$40.75	$25,151,000
Vested at October 28, 2007	-	-	-
Expected to vest at October 28, 2007	745,962	$40.75	$22,834,000

1 Intrinsic value for restricted stock units is defined as the market value on the last business day of the quarter.

Total Stock-Based Compensation Expense

During the thirteen and thirty-nine weeks ended October 28, 2007, we recognized total stock-based compensation expense, as a component of selling, general and administrative expense, of $6,088,000 and $18,829,000, respectively. During the thirteen and thirty-nine weeks ended October 29, 2006, we recognized total stock-based compensation expense, as a component of selling, general and administrative expense, of $6,032,000 and $22,892,000, respectively. As of October 28, 2007, there was a remaining unamortized expense balance of $67,804,000 (net of estimated forfeitures), which we expect to recognize on a straight-line basis over an average remaining service period of approximately 3 years.

Tax Effect

We present tax benefits resulting from the exercise of stock-based awards as operating cash flows, and tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation awards exercised as financing cash flows in the Condensed Consolidated Statements of Cash Flows. For the thirteen and thirty-nine weeks ended October 28, 2007, cash received from stock-based awards exercised was $1,047,000 and $27,405,000 and the tax benefit associated with such exercises totaled $273,000 and $10,472,000, respectively.

NOTE D. BORROWING ARRANGEMENTS

Credit Facility

As of October 28, 2007, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit and contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR). Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the new credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the credit facility. The credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. As of October 28, 2007, an aggregate of $70,000,000 (at a weighted average interest rate of 5.3%) was outstanding under our credit facility and is recorded within current liabilities. Additionally, as of October 28, 2007, $37,298,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of October 28, 2007, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

On September 8, 2007, we amended our five unsecured commercial letter of credit reimbursement facilities, each of which expires on September 7, 2008, to increase the aggregate available under all letter of credit facilities to $175,000,000. The letter of credit facilities contain substantially similar covenants and provide for substantially similar events of default to the credit facility. Interest on amounts outstanding under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent). As of October 28, 2007, an aggregate of $140,377,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of October 28, 2007. The latest expiration possible for any future letters of credit issued under the facilities is February 4, 2009.

NOTE E. COMMITMENTS AND CONTINGENCIES

On September 30, 2004, we entered into a five-year service agreement with IBM to host and manage certain aspects of our data center information technology infrastructure. On July 10, 2007, we amended our service agreement with IBM and as a result, we will assume responsibility for the operation of portions of our data center information technology infrastructure. Under the terms of the agreement, we are required to continue to pay both fixed and variable charges over the life of the agreement. The variable charges are primarily based on CPU hours, storage capacity and support services that are expected to fluctuate throughout the term of the agreement. We also remain subject to a minimum charge over the term of the agreement based on both a fixed and variable component calculated as a percentage of the total estimated service charges over the five-year term of the agreement. As of October 28, 2007, we estimate the remaining minimum charge to be approximately $4,934,000. The agreement can be terminated at any time for cause or convenience. In the event the agreement is terminated for convenience, a graduated termination fee will be assessed based on the time period remaining in the contract term. As of October 28, 2007, this termination fee was approximately $1,410,000.

NOTE F. COMPREHENSIVE INCOME

Comprehensive income for the thirteen and thirty-nine weeks ended October 28, 2007 and October 29, 2006 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net earnings	$ 27,077	$ 29,142	$ 71,193	$ 87,804
Other comprehensive income (loss) -
Foreign currency translation adjustment	2,320	503	8,098	1,929
Net unrealized gain (loss) on investment	1	47	(11)	47
Comprehensive income	$ 29,398	$ 29,692	$ 79,280	$ 89,780

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Per Share Amount
Thirteen weeks ended October 28, 2007
Basic	$ 27,077	108,308	$ 0.25
Effect of dilutive stock-based awards		2,081
Diluted	$ 27,077	110,389	$ 0.25
Thirteen weeks ended October 29, 2006
Basic	$ 29,142	113,268	$ 0.26
Effect of dilutive stock-based awards		2,581
Diluted	$ 29,142	115,849	$ 0.25
Thirty-Nine weeks ended October 28, 2007
Basic	$ 71,193	109,743	$ 0.65
Effect of dilutive stock-based awards		2,219
Diluted	$ 71,193	111,962	$ 0.64
Thirty-Nine weeks ended October 29, 2006
Basic	$ 87,804	114,423	$ 0.77
Effect of dilutive stock-based awards		2,787
Diluted	$ 87,804	117,210	$ 0.75

Stock-based awards of 5,631,000 and 3,435,000 for the thirteen weeks ended and 4,808,000 and 2,496,000 for the thirty-nine weeks ended October 28, 2007 and October 29, 2006, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail[1]	Direct-to- Customer	Unallocated	Total
Thirteen weeks ended October 28, 2007
Net revenues	$494,282	$400,850	-	$895,132
Depreciation and amortization expense	23,215	4,519	$6,153	33,887
Earnings (loss) before income taxes	27,133	67,211	(49,665)	44,679
Capital expenditures	45,013	10,410	13,358	68,781
Thirteen weeks ended October 29, 2006
Net revenues	$470,885	$381,873	-	$852,758
Depreciation and amortization expense	22,760	4,963	$5,904	33,627
Earnings (loss) before income taxes[2]	33,451	60,987	(49,794)	44,644
Capital expenditures	43,494	6,571	9,855	59,920
Thirty-Nine weeks ended October 28, 2007
Net revenues	$1,434,634	$1,135,945	-	$2,570,579
Depreciation and amortization expense	69,777	14,281	$18,587	102,645
Earnings (loss) before income taxes	88,235	181,235	(151,016)	118,454
Assets[3]	1,198,954	408,836	450,082	2,057,872
Capital expenditures	101,369	18,826	38,954	159,149
Thirty-Nine weeks ended October 29, 2006
Net revenues	$1,368,166	$1,104,414	-	$2,472,580
Depreciation and amortization expense	67,907	14,427	$17,123	99,457
Earnings (loss) before income taxes[2]	109,207	164,194	(133,510)	139,891
Assets[3]	1,155,544	347,938	453,804	1,957,286
Capital expenditures	97,232	21,512	25,657	144,401

1 Includes revenues of $19.1 million and $18.0 million for the thirteen weeks ended October 28, 2007 and October 29, 2006, respectively, and $53.0 million and $50.2 million for the thirty-nine weeks ended October 28, 2007 and October 29, 2006, respectively, related to our foreign operations.

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

3 Includes $28.7 million and $24.8 million of long-term assets as of October 28, 2007 and October 29, 2006, respectively, related to our foreign operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include projections of earnings, revenues or financial items, including the impact of accounting changes and our expected effective tax rate, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance of our brands, statements related to our merchandising strategies, including expanding merchandise assortments and improving product quality, statements related to our plans to open new retail stores and expand or remodel existing retail stores, statements related to innovations and expansions in our brands, statements related to new product launches, statements related to improved operating margins for all of our businesses, statements related to increased traffic to the Williams-Sonoma brand, statements related to our holiday assortment, statements related to the performance of Threads, statements related to the long-term growth potential of West Elm, statements related to attracting new customers and increased traffic in Williams-Sonoma Home, statements related to the adequacy and use of our available cash, including the payment of a dividend, statements related to our projected capital expenditures, statements related to investing in systems development, distribution, facility infrastructure and other projects, statements related to our stock repurchase program, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

Third Quarter of Fiscal 2007 Financial Results

During the third quarter of fiscal 2007, net revenues increased 5.0% to $895,132,000 versus $852,758,000 in the third quarter of fiscal 2006. Diluted earnings per share for the third quarter of fiscal 2007 remained unchanged at $0.25 per diluted share over the third quarter of fiscal 2006.

In our retail channel, net revenues in the third quarter of fiscal 2007 increased by $23,397,000, or 5.0%, to $494,282,000, over the third quarter of fiscal 2006. The increase was driven by a year-over-year increase in store leased square footage of 5.6%, including 15 net new stores, and a comparable store sales increase of 1.1%. Net revenues generated in the West Elm, Pottery Barn Kids, Williams-Sonoma Home and Pottery Barn brands were the primary contributors to the year-over-year revenue increase.

In our direct-to-customer channel, net revenues in the third quarter of fiscal 2007 increased by $18,977,000, or 5.0%, to $400,850,000 over the third quarter of fiscal 2006. The increase was primarily driven by increases in net revenues generated in the PBteen, West Elm, and Williams-Sonoma brands due to continued strength in our Internet business primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by reduced revenues in the Pottery Barn Kids brand.

In our core brands, which include Williams-Sonoma, Pottery Barn, and Pottery Barn Kids, net revenues in the third quarter of fiscal 2007 increased 1.4% over the third quarter of fiscal 2006 with positive growth in all brands.

In Williams-Sonoma, third quarter of fiscal 2007 net revenues increased 2.2% versus the third quarter of fiscal 2006. In the retail channel, comparable store sales increased 0.3% and we saw continued year-over-year improvements in merchandise margins.

In Pottery Barn, net revenues increased 0.8% in the third quarter of fiscal 2007 versus the third quarter of fiscal 2006. In the retail channel, comparable store sales increased 0.3% despite a very challenging competitive environment. Growth in the direct-to-customer channel, which was primarily driven by on-going momentum in e-commerce, was impacted by higher year-over-year backorders.

In Pottery Barn Kids, net revenues increased 2.0% in the third quarter of fiscal 2007 versus the third quarter of fiscal 2006. This increase was driven by renewed momentum in the retail channel where comparable store sales increased 4.5%.

In our emerging brands, which include West Elm, Williams-Sonoma Home, and PBteen, net revenues increased 33.2% in the third quarter of fiscal 2007 versus the third quarter of fiscal 2006, with strong momentum in West Elm and PBteen.

In West Elm, in the retail channel, year-over-year revenue growth was primarily driven by incremental sales from new stores and a strong consumer response to our expanded retail assortment. In the direct-to-customer channel, year-over-year revenue growth was driven by increased catalog circulation and strong momentum in e-commerce.

In Williams-Sonoma Home, in the retail channel, growth was primarily driven by incremental sales from new stores and the expansion of our non-furniture merchandise assortment across all stores. In the direct-to-customer channel, we continued to drive brand awareness through paid search and build upon the momentum we have seen from our catalog redesign and e-commerce initiatives.

In PBteen, net revenues increased 26.7% in the third quarter of fiscal 2007 versus the third quarter of fiscal 2006. From a merchandising perspective, growth was positive in all key merchandising categories.

Third Quarter of Fiscal 2007 Operational Results

In our supply chain, we successfully completed the consolidation of our Memphis-based returns-processing operations and the in-sourcing of our West Coast furniture hub. These initiatives, in conjunction with other quality-control initiatives we have implemented over the past twelve months, have begun to reduce our return rates. We expect these reductions, over time, to result in improved operating margins for all of our home furnishings businesses.

Fourth Quarter of Fiscal 2007

As we look forward to the fourth quarter, we are doing so with a heightened sense of caution due to our belief that the overall macro environment is having a greater impact on retail traffic than we previously anticipated. But while this is a real concern, our strategic focus all year has been on traffic-generating merchandising and marketing initiatives and as such, we believe we are strategically and competitively well-positioned for the remainder of the year.

In Williams-Sonoma, we continue to be optimistic about our holiday assortment and our fourth quarter brand-building initiatives, which we believe will drive increased traffic to the brand across all channels and advance our authority as the destination for high-quality cooking accessories, gift-giving ideas, and home entertaining essentials.

In Pottery Barn, we are encouraged by our new product introductions for the balance of the year. All of our go-forward merchandising strategies have been built around fundamental retail disciplines including newness, innovation, quality, and value supported by superior marketing and customer service.

In Pottery Barn Kids, we are optimistic about our new product introductions and the performance of our expanded baby apparel assortment including our new Pottery Barn Kids baby clothing and gift stores called Threads. We believe these stores will attract new customers to the brand and capitalize on our strength in baby and gift registry.

In West Elm, we are encouraged by the year-to-date strength we have seen across all of our channels. We believe our unique design-driven merchandise offering is a competitive advantage for the West Elm brand and are optimistic about its long-term growth potential.

In Williams-Sonoma Home, we are focused on increasing brand exposure by leveraging the namesake Williams-Sonoma brand and continuing to expand our non-furniture merchandise assortment, which we believe will drive increased traffic and attract new customers to the brand.

In PBteen, we are encouraged by the initial consumer response to our holiday merchandise assortments and our new product offerings which are innovative and designed specifically for the underserved teen market.

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

The following table summarizes our net revenues for the thirteen weeks ended October 28, 2007 (“third quarter of fiscal 2007”) and October 29, 2006 (“third quarter of fiscal 2006”), and the thirty-nine weeks ended October 28, 2007 (“year-to-date 2007”) and October 29, 2006 (“year-to-date 2006”):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2007	% Total	October 29, 2006	% Total	October 28, 2007	% Total	October 29, 2006	% Total
Retail revenues	$ 494,282	55.2%	$ 470,885	55.2%	$ 1,434,634	55.8%	$ 1,368,166	55.3%
Direct-to-customer revenues	400,850	44.8%	381,873	44.8%	1,135,945	44.2%	1,104,414	44.7%
Net revenues	$ 895,132	100.0%	$ 852,758	100.0%	$ 2,570,579	100.0%	$ 2,472,580	100.0%

Net revenues in the third quarter of fiscal 2007 increased by $42,374,000, or 5.0%, over the third quarter of fiscal 2006. The increase was primarily driven by a year-over-year increase in store leased square footage of 5.6% (including 23 new store openings and the remodeling or expansion of an additional 27 stores) and a comparable stores sales increase of 1.1%. The increase was further driven by continued strength in our Internet business primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by the temporary closure of 25 stores and the permanent closure of 10 stores, for a net of 15 new store openings.

Net revenues for year-to-date 2007 increased by $97,999,000, or 4.0%, over year-to-date 2006. The increase was primarily driven by a year-over-year increase in store leased square footage of 5.6% (including 23 new store openings and the remodeling or expansion of an additional 27 stores). The increase was further driven by increased catalog and page circulation of 1.4% and 4.6%, respectively, and continued strength in our Internet business primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by lost revenues in the Hold Everything brand (which was transitioned into our other existing brands throughout the first and second quarters of fiscal 2006), the temporary closure of 25 stores and the permanent closure of 10 stores, for a net of 15 new store openings.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Retail revenues	$494,282	$470,885	$1,434,634	$1,368,166
Percent growth in retail revenues	5.0%	5.9%	4.9%	7.2%
Percent increase in comparable store sales	1.1%	0.0%	0.5%	0.8%
Number of stores - beginning of period	580	573	588	570
Number of new stores	11	11	15	20
Number of new stores due to remodeling[1]	12	7	21	22
Number of closed stores due to remodeling[1]	(5)	(9)	(23)	(22)
Number of permanently closed stores	(1)	-	(4)	(8)
Number of stores - end of period	597	582	597	582
Store selling square footage at period-end	3,529,000	3,320,000	3,529,000	3,320,000
Store leased square footage (“LSF”) at period-end	5,647,000	5,349,000	5,647,000	5,349,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened due to square footage expansion, store modification or relocation.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	July 29, 2007	Openings	Closings	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Williams-Sonoma	252	7	(4)	255	255	6,100	5,900
Pottery Barn	190	8	(2)	196	193	12,300	12,200
Pottery Barn Kids	91	3	-	94	91	7,900	7,800
West Elm	23	4	-	27	20	18,200	17,100
Williams-Sonoma Home	8	1	-	9	7	14,300	14,500
Outlets	16	-	-	16	16	20,500	20,400
Total	580	23	(6)	597	582	9,500	9,200

Retail revenues in the third quarter of fiscal 2007 increased by $23,397,000, or 5.0%, over the third quarter of fiscal 2006. The increase was driven by a year-over-year increase in store leased square footage of 5.6% (including 23 new store openings and the remodeling or expansion of an additional 27 stores) and a comparable stores sales increase of 1.1%, partially offset by the temporary closure of 25 stores and the permanent closure of 10 stores, for a net of 15 new store openings. Net revenues generated in the West Elm, Pottery Barn Kids, Williams-Sonoma Home and Pottery Barn brands were the primary contributors to the year-over-year revenue increase.

Retail revenues for year-to-date 2007 increased by $66,468,000, or 4.9%, over year-to-date 2006. The increase was driven by a year-over-year increase in store leased square footage of 5.6% (including 23 new store openings and the remodeling or expansion of an additional 27 stores) and a comparable stores sales increase of 0.5%, partially offset by the temporary closure of 25 stores and the permanent closure of 10 stores, for a net of 15 new store openings. Net revenues generated in the West Elm, Williams-Sonoma Home and Pottery Barn brands were the primary contributors to the year-over-year revenue increase, partially offset by lost revenues in the Hold Everything brand, which was transitioned into our other existing brands throughout the first and second quarters of fiscal 2006. All of our Hold Everything stores were closed during late fiscal 2005 and the first quarter of fiscal 2006.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes new store openings, store remodelings, expansions and closings. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are meaningful to evaluating the performance of the retail strategy. In the third quarter of fiscal 2007, we have excluded West Elm and Williams-Sonoma Home. In the third quarter of fiscal 2006, we have excluded only West Elm as there were no Williams-Sonoma Home stores that were open for at least 12 months.

Percentages represent changes in comparable store sales versus the same period in the prior year.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Percent increase (decrease) in comparable store sales	October 28, 2007	October 29, 2006		October 28, 2007		October 29, 2006
Williams-Sonoma	0.3%	4.3%		0.3%		2.8%
Pottery Barn	0.3%	(2.5%	)	0.3%		(0.6%	)
Pottery Barn Kids	4.5%	2.3%		(1.1%	)	4.5%
Outlets	2.0%	(6.7%	)	6.5%		(6.5%	)
Total	1.1%	0.0%		0.5%		0.8%

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

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2007		October 29, 2006		October 28, 2007	October 29, 2006
Catalog revenues[1]	$134,579		$154,581		$400,831	$462,342
Internet revenues[1]	266,271		227,292		735,114	642,072
Total direct-to-customer revenues[1]	$400,850		$381,873		$1,135,945	$1,104,414
Percent growth in direct-to-customer revenues	5.0%		(0.3%	)	2.9%	5.3%
Percent (decrease) increase in number of catalogs circulated	(1.0%	)	(11.6%	)	1.4%	(3.9%	)
Percent (decrease) increase in number of pages circulated	(1.9%	)	(5.6%	)	4.6%	2.2%

1Approximately 55% of our company-wide non-gift registry Internet revenues are driven by customers who recently received a catalog and approximately 45% are incremental to the direct-to-customer channel.

Direct-to-customer revenues in the third quarter of fiscal 2007 increased by $18,977,000, or 5.0%, over the third quarter of fiscal 2006. The increase was primarily driven by an increase in net revenues generated in the PBteen, West Elm, and Williams-Sonoma brands due to continued strength in our Internet business primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by reduced revenues in the Pottery Barn Kids brand.

Direct-to-customer revenues for year-to-date 2007 increased $31,531,000, or 2.9%, over year-to-date 2006. The increase was primarily driven by net revenues generated in the PBteen, West Elm, Williams-Sonoma and Williams-Sonoma Home brands, primarily due to an overall increase in catalog and page circulation of 1.4% and 4.6%, respectively, and continued strength in our Internet business primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by lost revenues in the Hold Everything brand (which was transitioned into our other existing brands throughout the first and second quarters of fiscal 2006) and reduced revenues in the Pottery Barn Kids brand.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2007	% Net Revenues	October 29, 2006	% Net Revenues	October 28, 2007	% Net Revenues	October 29, 2006	% Net Revenues
Cost of goods sold	$ 553,051	61.8%	$ 527,020	61.8%	$ 1,606,433	62.5%	$ 1,526,861	61.8%

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

Third Quarter of Fiscal 2007 vs. Third Quarter of Fiscal 2006

Cost of goods sold increased by $26,031,000, or 4.9%, in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. Cost of goods sold as a percentage of net revenues remained unchanged in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. This was primarily due to the net effect of higher cost of goods sold and lower shipping margins in the Pottery Barn and Pottery Barn Kids brands, offset by lower occupancy costs.

In the retail channel, cost of goods sold as a percentage of retail net revenues increased 130 basis points in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. This increase was primarily driven by higher cost of goods sold in our Pottery Barn and Pottery Barn Kids brands and increased occupancy costs. The increase in occupancy costs as a percentage of net revenues was primarily driven by the retail rollout of the emerging brands.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues decreased 80 basis points in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. This was primarily due to a reduction in occupancy expenses.

Year-to-Date 2007 vs. Year-to-Date 2006

Cost of goods sold for year-to-date 2007 increased by $79,572,000, or 5.2%, over year-to-date 2006. Cost of goods sold as a percentage of net revenues increased 70 basis points for year-to-date 2007 compared to year-to-date 2006. This increase was primarily driven by increased markdowns and higher cost of merchandise in our Pottery Barn and Pottery Barn Kids brands and increased occupancy costs. The increase in occupancy costs as a percentage of net revenues was primarily driven by the retail rollout of the emerging brands. These costs were partially offset, however, by the elimination of costs of goods sold associated with the Hold Everything brand.

In the retail channel, cost of goods sold as a percentage of retail net revenues increased 170 basis points for year-to-date 2007 compared to year-to-date 2006 resulting from increased markdowns and higher cost of merchandise in our Pottery Barn and Pottery Barn Kids brands and increased occupancy costs driven by the retail rollout of the emerging brands. This increase was partially offset by the elimination of costs of goods sold associated with the Hold Everything brand, including expense associated with the Hold Everything transition. All of our Hold Everything stores were closed during late fiscal 2005 and the first quarter of fiscal 2006.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues decreased 60 basis points for year-to-date 2007 compared to year-to-date 2006 due to the elimination of costs of goods sold associated with the Hold Everything brand, which was transitioned into our other existing brands throughout the first and second quarters of fiscal 2006, and a reduction in occupancy expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2007	% Net Revenues	October 29, 2006	% Net Revenues	October 28, 2007	% Net Revenues	October 29, 2006	% Net Revenues
Selling, general and administrative expenses	$ 297,212	33.2%	$ 282,412	33.1%	$ 847,967	33.0%	$ 813,455	32.9%

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

Third Quarter of Fiscal 2007 vs. Third Quarter of Fiscal 2006

Selling, general and administrative expenses increased by $14,800,000, or 5.2%, in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. Selling, general and administrative expenses as a percentage of net revenues increased 10 basis points in the third quarter of fiscal 2007 from the third quarter of fiscal 2006 primarily due to higher e-commerce related marketing costs.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues increased 30 basis points in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 primarily due to an increase in other general expenses.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues increased 10 basis points in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. This increase was primarily driven by higher e-commerce related marketing costs, partially offset by a decrease in other general expenses.

Year-to-Date 2007 vs. Year-to-Date 2006

Selling, general and administrative expenses for year-to-date 2007 increased by $34,512,000, or 4.2%, over year-to-date 2006. Selling, general and administrative expenses as a percentage of net revenues increased 10 basis points for year-to-date 2007 compared to year-to-date 2006. This increase was primarily due to a net benefit for year-to-date 2006 of approximately $8,600,000 associated with unusual business events (unredeemed gift certificate income due to a change in estimate, litigation settlement income, the expense associated with the departure of our Chief Executive Officer and the expense associated with the Hold Everything transition) and increased costs associated with the growth of the emerging brands, partially offset by increased income from unredeemed gift certificates, reduced stock-based compensation and reduced advertising expenses as a percentage of net revenues.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues increased 20 basis points for year-to-date 2007 compared to year-to-date 2006 due to increased costs associated with the growth of the emerging brands, partially offset by increased income from unredeemed gift certificates.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues decreased 50 basis points for year-to-date 2007 compared to year-to-date 2006 due to reduced advertising expenses as a percentage of net revenues and a reduction in other general expenses.

INTEREST INCOME

Interest income was $322,000 in the third quarter of fiscal 2007, compared to $1,841,000 in the third quarter of fiscal 2006, comprised primarily of income from short-term investments classified as cash and cash equivalents. The decrease in interest income during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 resulted from lower cash and investment balances during 2007 compared to 2006. For year-to-date 2007, interest income was $3,823,000 compared to $9,220,000 for year-to-date 2006. The decrease in interest income for year-to-date 2007 compared to year-to-date 2006 resulted from lower cash and investment balances during 2007 compared to 2006, partially offset by an increase in the interest rates associated with these balances.

INCOME TAXES

Our effective tax rate was 39.4% for the third quarter of fiscal 2007 and 39.9% for year-to-date 2007. Our effective tax rate was 34.7% for the third quarter of fiscal 2006 and 37.2% for year-to-date 2006. Our third quarter of fiscal 2007 and year-to-date 2007 tax rate increased primarily due to the impact of applying FIN 48, which we adopted on January 29, 2007 as well as certain income tax benefits that were favorably resolved under audit in the third quarter of fiscal 2006. We expect our effective tax rate to be in the range of 39.3% to 39.6% in fiscal 2007, which includes an approximate 100 basis point impact due to applying FIN 48 throughout fiscal 2007. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of October 28, 2007, we held $16,285,000 in cash and cash equivalent funds. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2007, we have and we plan to continue to utilize our cash resources to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, purchases of property and equipment, share repurchases and dividends. In addition to the current cash balances on-hand, we have a $300,000,000 credit facility available as of October 28, 2007 that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. As of October 28, 2007, an aggregate of $70,000,000 (at a weighted average interest rate of 5.3%) was outstanding under our credit facility. Additionally, as of October 28, 2007, $37,298,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities over the next 12 month period.

For year-to-date 2007, net cash used in operating activities was $38,147,000 compared to net cash used in operating activities of $12,002,000 for the year-to-date 2006. Net cash used in operating activities for year-to-date 2007 was primarily attributable to the purchase of merchandise inventories in preparation for our fourth quarter holiday sales and the payment of income taxes.

For year-to-date 2007, net cash used in investing activities was $145,175,000 compared to net cash used in investing activities of $144,401,000 for year-to-date 2006. For year-to-date 2007, net cash used in investing activities was primarily due to purchases of property and equipment of $159,149,000, comprised of $90,410,000 for stores, $51,306,000 for systems development projects (including e-commerce websites) and $17,433,000 for distribution and facility infrastructure projects. Net cash used in investing activities was partially offset by a $14,118,000 reimbursement from a software developer.

In fiscal 2007, we anticipate investing $220,000,000 to $240,000,000 in the purchase of property and equipment, primarily for the construction of 23 new stores and 23 remodeled or expanded stores, systems development projects (including e-commerce websites), and distribution, facility infrastructure and other projects.

For year-to-date 2007, net cash used in financing activities was $78,305,000 compared to net cash used in financing activities of $97,271,000 for year-to-date 2006. Net cash used in financing activities for year-to-date 2007 was primarily due to the repurchase of common stock and the payment of dividends, partially offset by net borrowings under our line of credit facility and the net proceeds and a related excess tax benefit from the exercise of stock options.

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

During the third quarter of fiscal 2007, we repurchased and retired 1,513,300 shares of our common stock at a weighted average cost of $31.24 per share and a total cost of approximately $47,276,000. For year-to-date 2007, we repurchased and retired 4,399,405 shares of our common stock at a weighted average cost of $32.45 per share and a total cost of approximately $142,744,000. An aggregate of 1,796,095 shares remain available for repurchase under all previously authorized stock repurchase programs.

The following table summarizes our repurchases of shares of our common stock during the third quarter of fiscal 2007 under our repurchase programs:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan	Maximum Number of Shares that May Yet be Purchased Under Any Plan
July 30, 2007 – August 26, 2007	-	-	-	3,309,395
August 27, 2007 – September 23, 2007	670,100	$ 31.46	670,100	2,639,295
September 24, 2007 – October 28, 2007	843,200	$ 31.06	843,200	1,796,095
Total	1,513,300	$ 31.24	1,513,300	1,796,095

Dividend Policy

In March 2007, our Board of Directors authorized an increase in our quarterly cash dividend from $0.10 to $0.115 per common share. The indicated annual cash dividend, subject to capital availability, is $0.46 per common share or approximately $50,000,000 in fiscal 2007. Our quarterly cash dividend can be reduced or discontinued at any time.

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

Contractual Obligations

There have been no significant changes to our contractual obligations and commitments table as discussed in our Annual Report on Form 10-K for the year ended January 28, 2007, except for the changes related to our adoption of FIN 48 as discussed in Note B to our condensed consolidated financial statements and the amendment to our service agreement with IBM as discussed in Note E to our condensed consolidated financial statements. The short-term and long-term liabilities for uncertain tax positions under FIN 48, excluding interest, are $1,988,000 and $31,477,000, respectively, as of October 28, 2007. We are not able to reasonably estimate when cash payments of the long-term liability for uncertain tax positions will occur.

Under our service agreement with IBM, we are subject to a minimum remaining charge of $4,934,000, and in the event the agreement is terminated for convenience, a graduated termination fee will be assessed based on the time period remaining in the contract term. As of October 28, 2007, this termination fee was approximately $1,410,000. For the fiscal year ended January 29, 2007, we had included in our purchase obligations table within the contractual obligations section of our annual report $5,800,000 relating to our service agreement with IBM.

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

Interest Rate Risk

The interest payable on our credit facility, Mississippi industrial development bond and the bond-related debt associated with our Memphis-based distribution facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 50 basis points (an approximate 10% increase in the associated variable rates as of October 28, 2007), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 5% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. As of October 28, 2007, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

As of October 28, 2007, we have 14 retail stores in Canada which expose us to market risk associated with foreign currency exchange rate fluctuations. As necessary, we may enter into 30-day foreign currency contracts to minimize any currency remeasurement risk associated with intercompany assets and liabilities of our Canadian subsidiary. We did not enter into any foreign currency contracts during year-to-date 2007 and year-to-date 2006, and there were no such contracts outstanding as of October 28, 2007 or October 29, 2006. Any gain or loss associated with these types of contracts in prior years was not material to us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of October 28, 2007, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

We contract with various agencies to provide us with qualified personnel for our workforce. Any negative publicity regarding these agencies, such as in connection with immigration issues or employment practices, could damage our reputation, disrupt our ability to obtain needed labor or result in financial harm to our business, including the potential loss of business-related financial incentives in the jurisdictions where we operate.

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

Our success depends, in part, on our ability to source and distribute merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems, including design, sourcing, merchandise planning and forecasting, purchase order and inventory management, customer order management, and pricing and promotions management. Modifications will involve updating or replacing legacy systems with successor systems during the course of several years. There are inherent risks associated with replacing our core systems, including supply chain and merchandising systems disruptions that affect our ability to get the correct products into the appropriate stores and delivered to customers. We may not successfully launch these new systems, or the launch of such systems may result in disruptions to our business operations. In addition, changes to any of our software implementation strategies could result in the impairment of software-related assets. We are also subject to the risks associated with the ability of our vendors to provide information technology solutions to meet our needs. Any disruptions could negatively impact our business and operating results.

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

We are subject to income taxes in many U.S. and foreign jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be on-going variability in our quarterly tax rates as taxable events occur and exposures are evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing accounting rules or regulations. For example, we adopted FIN 48 in the first quarter of fiscal 2007, which resulted in the recognition of an $11,684,000 increase in the liability for tax contingencies, which was accounted for as a reduction to retained earnings and expect our effective tax rate for fiscal 2007 to include an approximate 100 basis point impact due to applying FIN 48 throughout fiscal 2007.

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

ITEM 6. EXHIBITS

(a)  Exhibits

Exhibit Number	Exhibit Description

10.1	Fourth Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005.

10.2	Third Amendment, dated as of July 23, 2007, to the Reimbursement Agreement between the Company and the Bank of New York, dated as of July 1, 2005.

10.3	Fourth Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and The Bank of New York, dated as of July 1, 2005.

10.4	Third Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005.

10.5	Second Amendment, dated as of July 20, 2007, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006.

10.6	Third Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006.

10.7	Second Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006.

10.8	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam Executive Vice President, Chief Operating and Chief Financial Officer

Date: December 7, 2007