Form 10-K
period 2008-02-03
WILLIAMS SONOMA INC
filed 2008-04-03
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended February 3, 2008.

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

Registrant’s telephone number, including area code: (415) 421-7900

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of July 29, 2007, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $2,704,746,000. It is assumed for purposes of this computation that an affiliate includes all persons as of July 29, 2007 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the registrant’s Williams-Sonoma, Inc. Stock Fund.

As of March 2, 2008, 105,351,910 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof, and portions of our 2007 Annual Report to shareholders have been incorporated in Part II hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation: any projections of earnings, revenues or financial items, including future comparable store sales, projected capital expenditures, the impact of new accounting pronouncements, our fiscal 2008 income tax provision and our effective tax rate; statements related to the use of our available cash, including statements related to the payment of dividends and our stock repurchase program; statements related to the plans, strategies, initiatives and objectives of management for future operations; statements related to our plans to increase retail leased square footage, including the opening of new retail stores and expansion or remodeling of additional stores; statements related to improving the furniture delivery experience for customers and reducing furniture return rates; statements related to the rollout of our new retail inventory management system; statements related to improving the relevancy of our marketing interaction with customers and optimizing catalog response rates; statements related to new features and functionality in our websites; statements related to intensifying e-commerce marketing; statements related to identifying new customers; statements relating to the ongoing rollout of our Pottery Barn revitalization initiatives; statements relating to cost reduction initiatives, including improving the overall productivity of our advertising costs, reducing customer returns, replacements and damages, and improving efficiency in our domestic supply chain; statements related to cost increases; statements related to driving down inventory levels; statements related to indemnifications under our agreements; statements related to legal proceedings; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

WILLIAMS-SONOMA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED FEBRUARY 3, 2008

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). The direct-to-customer segment of our business sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). The catalogs reach customers throughout the U.S., while the five retail concepts, as of February 3, 2008, operated 600 stores in 44 states, Washington, D.C. and Canada.

Based on net revenues in fiscal 2007, retail net revenues accounted for 57.8% of our business and direct-to-customer net revenues accounted for 42.2% of our business. Based on their contribution to our net revenues in fiscal 2007, the core brands in both the retail and direct-to-customer channels are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cooking and entertaining essentials; and Pottery Barn Kids, which sells stylish children’s furnishings.

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

In 2003, we launched our West Elm e-commerce website, opened our first West Elm retail store and launched our PBteen brand with the introduction of the PBteen catalog. PBteen offers exclusive collections of home furnishings and decorative accessories that are specifically designed to reflect the personalities of the teenage market. In late 2003, we launched our PBteen e-commerce website.

In 2004, the Chambers brand was retired as a result of the launch of Williams-Sonoma Home, our newest brand. This premium brand, offering classic home furnishings and decorative accessories, extends the Williams-Sonoma lifestyle beyond the kitchen into every room of the home.

In 2005, we opened our first three Williams-Sonoma Home stores and, in 2006, we launched our Williams-Sonoma Home
e-commerce website.

In 2006, after testing five new prototype stores and several merchandise assortment transitions throughout 2004 and 2005, we decided to transition the merchandising strategies of the Hold Everything brand into our other existing brands. All of our Hold Everything retail stores were closed during late 2005 and the first quarter of fiscal 2006, and the final phase of our operational shutdown was completed in the second quarter of fiscal 2006.

RETAIL STORES

The retail segment has five merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). As of February 3, 2008, we operated 600 retail stores, located in 44 states, Washington, D.C. and Canada. This represents 256 Williams-Sonoma, 198 Pottery Barn, 94 Pottery Barn Kids, 27 West Elm, 9 Williams-Sonoma Home and 16 Outlet stores (our Outlet stores carry merchandise from all merchandising concepts).

In fiscal 2008, we expect to increase retail leased square footage by approximately 8% through the addition of 29 net new stores, including 31 new stores (12 West Elm, 7 Pottery Barn, 7 Williams-Sonoma, 2 Pottery Barn Kids, 1 Williams-Sonoma Home and 2 Outlet) and 20 remodeled or expanded stores (11 Williams-Sonoma, 7 Pottery Barn and 2 Pottery Barn Kids), partially offset by the permanent closure of 4 stores (3 Pottery Barn and 1 Williams-Sonoma) and the temporary closure of 18 stores (11 Williams-Sonoma, 5 Pottery Barn and 2 Pottery Barn Kids). The average leased square footage for new and expanded stores in fiscal 2008 will be approximately 17,000 leased square feet for Outlet, 16,400 leased square feet for Pottery Barn, 15,300 leased square feet for West Elm, 13,000 leased square feet for Williams-Sonoma Home, 9,600 leased square feet for Pottery Barn Kids and 7,100 leased square feet for Williams-Sonoma.

The retail business complements the direct-to-customer business by building brand awareness. Our retail stores serve as billboards for our brands, which we believe inspires confidence in our customers to shop via our direct-to-customer channels.

Detailed financial information about the retail segment is found in Note M to our Consolidated Financial Statements.

DIRECT-TO-CUSTOMER OPERATIONS

The direct-to-customer segment has six merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm and Williams-Sonoma Home) and sells products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). Of these six merchandising concepts, the Pottery Barn brand and its extensions have been the major source of revenue growth in the direct-to-customer segment for the last several years, which we believe reflects our continuing investment in product design, product quality and multi-channel marketing.

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

Consistent with our published privacy policies, we send our catalogs to addresses from our proprietary customer list, as well as to addresses from lists of other mail order merchandisers, magazines and companies with whom we establish a business relationship. In accordance with prevailing industry practice and our privacy policies, we primarily rent our list to select merchandisers. Our customer mailings are continually updated to include new prospects and to eliminate non-responders.

The direct-to-customer business complements the retail business by building brand awareness and acting as an effective advertising vehicle. In addition, we believe that our mail order catalogs and the Internet act as a cost-efficient means of testing market acceptance of new products and new brands.

Detailed financial information about the direct-to-customer segment is found in Note M to our Consolidated Financial Statements.

SUPPLIERS

We purchase our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 3.5% of our purchases during fiscal 2007. Approximately 60% of our merchandise purchases in fiscal 2007 were foreign-sourced from vendors in 43 countries, primarily from Asia and Europe. Approximately 95% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

COMPETITION AND SEASONALITY

The specialty retail business is highly competitive. Our specialty retail stores, mail order catalogs and e-commerce websites compete with other retail stores, including large department stores, discount stores, other specialty retailers offering home centered assortments, other mail order catalogs and other e-commerce websites. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors and an increase in competition from established companies. We compete on the basis of our brand authority, the quality of our merchandise, service to our customers and our proprietary customer list, as well as the location and appearance of our stores. We believe that we compare favorably with many of our current competitors with respect to some or all of these factors.

Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our net revenues and net earnings have been realized during the period from October through December, and levels of net revenues and net earnings have generally been lower during the period from January through September. We believe this is the general pattern associated with the direct-to-customer and retail industries. In anticipation of our peak season, we hire a substantial number of additional temporary employees in our retail stores, call centers and distribution centers, and incur significant fixed catalog production and mailing costs.

PATENTS, TRADEMARKS, COPYRIGHTS AND DOMAIN NAMES

We own and/or have applied to register over 50 separate trademarks and service marks. We own and/or have applied to register our marks in the U.S., Canada and approximately 30 additional jurisdictions. Exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries under license. These marks include the core brand names or house marks for our subsidiaries, as well as brand names for selected products and services. The house marks in particular, including “Williams-Sonoma,” the Williams-Sonoma Grande Cuisine logo, “Pottery Barn,” “pottery barn kids,” “PBteen,” “west elm” and “Williams-Sonoma Home” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications, website designs and store designs, among other things, which are also used by our subsidiaries under license. We hold patents on certain product functions and product designs. Patents are generally valid for 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “pbteen.com,”

“westelm.com,” “wshome.com,” and “williams-sonomainc.com.” Collectively, the trademarks, copyrights, trade dress rights and domain names that we hold are of material importance to us.

EMPLOYEES

As of February 3, 2008, we had approximately 39,000 employees, approximately 8,300 of whom were full-time employees. During the fiscal 2007 peak season (defined as the period from October through December), we hired approximately 16,500 temporary employees in our retail stores, call centers and distribution centers.

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

ITEM 1A.  RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

Our dependence on foreign vendors and our increased overseas operations subject us to a variety of risks and uncertainties.

In fiscal 2007, we sourced our products from vendors in 43 countries outside of the United States. Approximately 60% of our merchandise purchases were foreign-sourced, primarily from Asia and Europe. Our dependence on foreign vendors means that we may be affected by declines in the relative value of the U.S. dollar to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Although approximately 95% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

We are also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, concerns over anti-dumping, work stoppages, economic uncertainties (including inflation), foreign government regulations, employment matters, wars and fears of war, political unrest, natural disasters and other trade restrictions. We cannot predict whether any of the countries in which our products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions. Our overseas operations in Europe and Asia could also be affected by changing economic and political conditions in foreign countries, which could have a negative effect on our business, financial condition and operating results.

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

Our overseas operations are subject to certain U.S. laws applicable to us, including the Foreign Corrupt Practices Act. We must ensure that the employees in our overseas operations comply with these laws. If any of our overseas operations, or our employees or agents, violates such U.S. laws, we could become subject to sanctions, which could negatively affect our business and operating results.

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

We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales and timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from all of our stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to our customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, natural disasters and possible acts of terrorism associated with such carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have increased substantially and airline and other transportation companies struggle to operate profitably, which could lead to increased fulfillment expenses. The increased fulfillment costs could negatively affect our business and operating results by increasing our transportation costs and decreasing the efficiency of our shipments.

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

Our retail stores, corporate offices, distribution centers, infrastructure projects and direct-to-customer operations, as well as the operations of vendors from which we receive goods and services, are vulnerable to damage from earthquakes, tornadoes, hurricanes, fires, floods, power losses, telecommunications failures, hardware and software failures, computer viruses and similar events. If any of these events result in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

We experience fluctuations in our comparable store sales.

Our success depends, in part, upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, increased catalog circulation, continued strength in our Internet business and fluctuation in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided.

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

Postal rate increases, paper costs, printing costs and other catalog distribution costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, which could be changed or discontinued at any time. Our cost of paper has fluctuated significantly during the past three fiscal years, and our paper costs are expected to increase in the future. Future increases in postal rates, paper costs or printing costs would have a negative impact on our operating results to the extent that we are unable to offset such increases by raising prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems.

We have historically experienced fluctuations in customer response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom the catalogs are mailed, changes in mailing strategies, and the sizing and timing of delivery of the catalogs. In addition, environmental organizations and other consumer advocacy groups may attempt to create an unfavorable impression of our paper use in catalogs and our distribution of catalogs generally. In addition, we depend upon external vendors to print our catalogs. The failure to effectively produce or distribute our catalogs could affect the timing of catalog delivery. The timing of catalog delivery has been and can be affected by postal service delays. Any delays in the timing of catalog delivery could cause customers to forego or defer purchases.

We must successfully manage our Internet business.

The success of our Internet business depends, in part, on factors over which we have limited control. We must successfully respond to changing consumer preferences and buying trends relating to Internet usage. We are also vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, computer viruses, changes in applicable federal and state regulation, security breaches and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of improved technology, creative user interfaces and other Internet marketing tools, which may increase costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our Internet business, as well as damage our reputation and brands.

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

We have recently in the past and may in the future introduce new brands and brand extensions, or reposition existing brands. Our newest brands – West Elm, PBteen and Williams-Sonoma Home – and any other new brands, however, may not be successful growth vehicles. In January 2006, we announced our decision to transition the merchandising strategies of our Hold Everything brand into our other existing brands. Further, if we devote time and resources to new brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, or to reposition brands in a manner that improves our overall business and operating results.

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

We may be subject to legal proceedings that could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There are an increasing number of cases being filed against companies generally, including a growing number of business method patent infringement lawsuits. The plaintiff in each case claims to hold a patent that covers certain technology or methodologies, which are allegedly infringed by the operation of the defendants’ business. We are currently a defendant in such patent infringement cases and may be named in others in the future, as part of an industry-wide trend. There has also been a rise in lawsuits against companies like us that collect personal information from customers. The cost of defending such claims or the ultimate resolution of such claims may harm our business and operating results.

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

Although we strive to secure long-term contracts with our service providers and other vendors and to otherwise limit our financial commitment to them, we may not be able to avoid unexpected operating cost increases in the future. Further, we incur substantial costs to warehouse and distribute our inventory. Significant increases in our inventory levels may result in increased warehousing and distribution costs in addition to potential increases in costs associated with inventory that is lost, damaged or aged. Higher than expected costs, particularly if coupled with lower than expected sales, would negatively impact our business and operating results.

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

We outsource certain aspects of our business to third party vendors that subject us to risks of disruptions in our business as well as increased costs. For example, we have engaged IBM to host and manage certain aspects of our data center information technology infrastructure. Accordingly, we are subject to the risks associated with IBM’s ability to provide information technology services to meet our needs. Our operations will depend significantly upon our ability to make our servers, software applications and websites available and to protect our data from damage or interruption from human error, computer viruses, intentional acts of vandalism, labor disputes, natural disasters and similar events. If the cost of IBM hosting and managing certain aspects of our data center information technology infrastructure is more than expected, or if IBM or we are unable to adequately protect our data and information is lost or our ability to deliver our services is interrupted, then our business and operating results may be negatively impacted.

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

Our quarterly operating results might fluctuate due to a variety of factors, including seasonality.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas. A significant portion of our revenues and net earnings has been realized during the period from October through December. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses, including fixed catalog production and mailing costs and the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. If, for any reason, we were to realize significantly lower-than-expected revenues or net earnings during the October through December selling season, our business and operating results would be harmed.

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

In January 2008, the Board of Directors authorized the repurchase of up to $150,000,000 of the company’s common stock. In March 2008, our Board of Directors authorized an increase in our quarterly cash dividend from $0.115 to $0.12 per common share. The share repurchase and dividend programs require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, new product development initiatives and unanticipated capital expenditures or to fund our operations. Our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited or terminated at any time. Our ability to pay dividends and repurchase shares will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and negatively impact our stock price.

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

Changes to accounting rules or regulations may adversely affect our operating results.

Changes to existing accounting rules or regulations may impact our future operating results. For example, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which we adopted on January 29, 2007. The adoption of FIN 48 resulted in the recognition of an $11,684,000 increase in the liability for tax contingencies, which was accounted for as a reduction to retained earnings, and had an approximate net 40 basis point negative impact on our effective tax rate in fiscal 2007. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our operating results.

Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

We make certain estimates and projections in connection with impairment analyses for certain of our store locations and other property and equipment in accordance with “Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.” For example, we review for impairment all stores for which current cash flows from operations are either negative or nominal, or the construction costs are significantly in excess of the amount originally expected. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the life of the lease. These calculations require us to make a number of estimates and projections of future results, often up to

20 years into the future. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment. If these impairment charges are significant, our operating results would be adversely affected.

We must properly account for our unredeemed gift certificates, gift cards and merchandise credits.

We maintain a liability for unredeemed gift certificates, gift cards and merchandise credits until the earlier of redemption, escheatment or four years. After four years, the remaining unredeemed gift certificate, gift card or merchandise credit liability is relieved and recorded within selling, general and administrative expenses. In the event that a state or states were to require that the unredeemed amounts should have been escheated to that state or states, our business and operating results would be harmed. Further, in the event that our historical redemption patterns change in the future, our operating results would be affected.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to income taxes in many U.S. and certain foreign jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be on-going variability in our quarterly tax rates as taxable events occur and exposures are evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing accounting rules or regulations. For example, the adoption of FIN 48 had an approximate net 40 basis point negative impact on our effective tax rate in fiscal 2007.

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

We may be exposed to risks and costs associated with credit card fraud and identity theft that could cause us to incur unexpected expenditures and loss of revenue.

A significant portion of our customer orders are placed through our website or through our customer care centers. In order for our direct-to-customer channel to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we take the security of our systems and the privacy of our customers’ confidential information seriously, we cannot guarantee that our security measures will effectively prohibit others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our website and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could harm our business.

In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft. We collect personal information from consumers in the course of doing business. These laws will likely increase the costs of doing business and, if we fail to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these new laws, we could be subject to potential claims for damages and other remedies, which could harm our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our gross leased store space, as of February 3, 2008, totaled approximately 5,739,000 square feet for 600 stores compared to approximately 5,451,000 square feet for 588 stores, as of January 28, 2007. All of the existing stores are leased by us with original terms ranging generally from 5 to 22 years. Certain leases contain renewal options for periods of up to 20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, any contingent rental payments are recorded as incurred each period when the sales threshold is probable and are excluded from our calculation of deferred rent liability.

Distribution Centers

We lease distribution facility space in the following locations:

Location	Square Footage (Approximate)
Olive Branch, Mississippi	3,275,000 square feet
Memphis, Tennessee	1,523,000 square feet
City of Industry, California	1,180,000 square feet
Cranbury, New Jersey	781,000 square feet
South Brunswick, New Jersey	418,000 square feet

Two of our distribution facilities in Memphis, Tennessee are leased from two partnerships whose partners include W. Howard Lester, our Chairman of the Board of Directors and Chief Executive Officer, and James A. McMahan, a Director Emeritus, both of whom are significant shareholders. Both partnerships are consolidated by us. See Note F to our Consolidated Financial Statements for more information.

In September 2007, we terminated our agreement with a third party who provided furniture delivery and storage facilities in a 662,000 square foot distribution facility in Ontario, California. As a result, in September 2007, we entered into a 10-year agreement to lease 1,180,000 square feet of storage facility space in City of Industry, California. As of February 3, 2008, we were occupying 950,000 square feet of this new facility.

In addition to the above long-term contracts, we enter into other agreements for such things as our offsite storage needs both for our distribution centers and our retail store locations. As of February 3, 2008, we had approximately 676,000 square feet of leased space relating to these agreements that is not included in the table above. This compares to approximately 368,000 square feet of leased space as of January 28, 2007.

Call Center

We lease call center space in the following locations:

Location	Square Footage (Approximate)
Camp Hill, Pennsylvania	38,000 square feet
Las Vegas, Nevada	36,000 square feet
Oklahoma City, Oklahoma	36,000 square feet

Corporate Facilities

We also lease office, design studio, photo studio, warehouse and data center space in the following locations:

Location	Square Footage (Approximate)
Brisbane, California	194,000 square feet
San Francisco, California	173,000 square feet
New York City, New York	52,000 square feet
Rocklin, California	14,000 square feet

On November 29, 2007, we entered into an agreement to lease a 25,000 square foot facility located in San Francisco, California. The lease has an initial term of forty-three months with one optional twenty-month renewal. As of February 3, 2008, we had not yet occupied this space but have included it in the table above.

In addition to the above leased facilities, we own buildings in San Francisco, California which we use for our corporate headquarters. Our primary headquarters, consisting of 122,000 square feet, was purchased in 1993. In February 2000, we purchased an additional 204,000 square foot facility in San Francisco, California for the purpose of consolidating certain headquarters staff and providing for future growth. Further, we own a 13,000 square foot data center located in Memphis, Tennessee.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The following table sets forth the high and low closing prices of our common stock on the NYSE for the periods indicated:

Fiscal 2007 (53 Weeks)	High	Low
1st Quarter	$36.52	$32.55
2nd Quarter	$35.91	$30.73
3rd Quarter	$34.28	$29.00
4th Quarter	$31.44	$20.01
Fiscal 2006 (52 Weeks)	High	Low
1st Quarter	$43.38	$38.40
2nd Quarter	$44.33	$31.81
3rd Quarter	$34.90	$28.57
4th Quarter	$35.18	$30.25

The closing price of our common stock on the NYSE on February 29, 2008 was $23.36. See Quarterly Financial Information on page 64 of this Annual Report on Form 10-K for the quarter-end closing price of our common stock for each quarter listed above.

SHAREHOLDERS

The number of shareholders of record of our common stock as of February 29, 2008 was 479. This number excludes shareholders whose stock is held in nominee or street name by brokers.

PERFORMANCE GRAPH

Information required by this Item is incorporated by reference herein to information under the heading “Performance Graph” in our 2007 Annual Report.

DIVIDEND POLICY

During fiscal 2007, total cash dividends declared were approximately $50,000,000, or $0.46 per common share, of which $37,790,000 was paid during the year and $12,210,000 was paid on February 27, 2008 to shareholders of record as of the close of business on January 25, 2008. Our quarterly cash dividend may be limited or terminated at any time. In March 2008, our Board of Directors authorized an increase in our quarterly cash dividend from $0.115 to $0.12 per common share.

Additional information required by Item 5 is contained in Notes H and I to the Consolidated Financial Statements in this Annual Report on Form 10-K.

STOCK REPURCHASE PROGRAM

During fiscal 2007, we repurchased and retired a total of 6,195,500 shares of common stock completing all programs previously authorized, at a weighted average cost of $30.73 per share and an aggregate cost of approximately $190,378,000.

The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2007 under all previously authorized stock repurchase programs:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
October 28, 2007	- November 25, 2007	1,025,006	$27.31	1,025,006	771,089
November 26, 2007	- December 30, 2007	491,700	27.85	491,700	279,389
December 31, 2007	- February 3, 2008	279,389	21.27	279,389	—
Total		1,796,095	$26.52	1,796,095	—

In January 2008, our Board of Directors authorized the repurchase of up to an additional $150,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

Dollars and amounts in thousands, except percentages, per share amounts and retail stores data	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)		Jan. 29, 2006 (52 Weeks)	Jan. 30, 2005 (52 Weeks)	Feb. 1, 2004 (52 Weeks)
Results of Operations
Net revenues	$3,944,934	$3,727,513		$3,538,947	$3,136,931	$2,754,368
Net revenue growth	5.8%	5.3%		12.8%	13.9%	16.7%
Gross margin	$1,535,971	$1,487,287		$1,435,482	$1,271,145	$1,110,577
Earnings before income taxes	$316,340	$337,186		$348,798	$310,205	$255,638
Net earnings	$195,757	$208,868		$214,866	$191,234	$157,211
Basic net earnings per share	$1.79	$1.83		$1.86	$1.65	$1.36
Diluted net earnings per share	$1.76	$1.79		$1.81	$1.60	$1.32
Gross margin as a percent of net revenues	38.9%	39.9%		40.6%	40.5%	40.3%
Pre-tax operating margin as a percent of net revenues[1]	8.0%	9.0%		9.9%	9.9%	9.3%
Financial Position
Working capital	$438,241	$473,229		$492,772	$351,608	$245,005
Total assets	$2,093,854	$2,048,331		$1,981,620	$1,745,545	$1,470,735
Return on assets	9.4%	10.1%		11.4%	11.9%	11.5%
Long-term debt and other long-term obligations	$68,761	$32,562		$29,201	$32,476	$38,358
Shareholders’ equity	$1,165,723	$1,151,431		$1,125,318	$957,662	$804,591
Shareholders’ equity per share (book value)	$11.07	$10.48		$9.80	$8.30	$6.95
Return on equity	16.9%	18.3%		20.6%	21.7%	21.7%
Debt-to-equity ratio	2.2%	2.5%		3.0%	4.4%	4.6%
Annual dividends declared per share	$0.46	$0.40		—	—	—
Retail Revenues
Retail revenue growth	5.9%	6.0%		12.3%	11.6%	13.9%
Retail revenues as a percent of net revenues	57.8%	57.8%		57.4%	57.7%	58.9%
Comparable store sales growth[2]	0.3%	0.3%		4.9%	3.5%	4.0%
Store count
Williams-Sonoma:	256	254		254	254	237
Grande Cuisine	253	248		243	238	215
Classic	3	6		11	16	22
Pottery Barn:	198	197		188	183	174
Design Studio	198	197		188	181	168
Classic	—	—		—	2	6
Pottery Barn Kids	94	92		89	87	78
West Elm	27	22		12	4	1
Williams-Sonoma Home	9	7		3	—	—
Outlets	16	16		16	15	14
Hold Everything	—	—		8	9	8
Number of stores at year-end	600	588		570	552	512
Store selling area at fiscal year-end (sq. ft.)	3,575,000	3,389,000		3,140,000	2,911,000	2,624,000
Store leased area at fiscal year-end (sq. ft.)	5,739,000	5,451,000		5,035,000	4,637,000	4,163,000
Direct-to-Customer Revenues
Direct-to-customer revenue growth	5.7%	4.5%		13.6%	17.1%	20.8%
Direct-to-customer revenues as a percent of net revenues	42.2%	42.2%		42.6%	42.3%	41.1%
Catalogs circulated during the year	393,160	379,011		385,158	368,210	328,355
Percent increase (decrease) in number of catalogs circulated	3.7%	(1.6%	)	4.6%	12.1%	17.4%
Percent increase in number of pages circulated	7.9%	3.2%		9.7%	19.5%	16.8%

1Pre-tax operating margin is defined as earnings before income taxes.

2 Fiscal 2007 was calculated on a 53-week to 53-week basis.

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

OVERVIEW

Fiscal 2007 Financial Results

Including the impact from the additional week of net revenues in fiscal 2007, a 53-week year, our net revenues increased 5.8% to $3,944,934,000 from $3,727,513,000 in fiscal 2006, a 52-week year, with positive growth in all brands. Taking into account the generally bleak retail environment in the first half of the year, and the recessionary warnings that followed in the back half of the year, we are pleased with these results, especially when compared to the lower growth rates of the home furnishings industry overall in fiscal 2007. We believe the strength of our brands and our multi-channel business model drove this increase.

Including a net $0.013 per diluted share negative impact from the application of FIN 48, partially offset by an estimated $0.05 per diluted share net benefit from the additional week in fiscal 2007, diluted earnings per share decreased by 1.7% to $1.76 in fiscal 2007 from $1.79 in fiscal 2006.

From a cash flow perspective, fiscal 2007 was another strong year, generating $245,539,000 in net cash from operating activities despite higher inventories and lower growth rates. In fiscal 2007, we returned $239,241,000 to our shareholders through a combination of share repurchases and dividends, and ended the year with a cash balance of $118,950,000 after internally funding all growth and infrastructure initiatives including $212,024,000 in capital expenditures.

In our retail channel, net revenues in fiscal 2007 increased by $127,240,000, or 5.9%, over fiscal 2006. This increase was primarily due to an increase in store leased square footage of 5.3% (including 12 net new stores), the impact of the extra week of net revenues in fiscal 2007, a 53-week year, and comparable store sales growth of 0.3%. Net revenues generated in the West Elm, Pottery Barn, Williams-Sonoma and Williams-Sonoma Home brands were the primary contributors to this year-over-year revenue increase.

In our direct-to-customer channel, net revenues in fiscal 2007 increased by $90,181,000, or 5.7%, over fiscal 2006. This increase was driven by net revenues generated in the PBteen, West Elm, Pottery Barn and Williams-Sonoma brands primarily due to the impact of the extra week of net revenues in fiscal 2007, a 53-week year, an overall increase in catalog and page circulation of 3.7% and 7.9%, respectively, and continued strength in our Internet business, which continued to be our fastest growing shopping channel, with revenues increasing 19.0% to $1,103,750,000. This increase was partially offset by lost revenues in the Hold Everything brand due to its transition during the second quarter of fiscal 2006.

In our core brands, net revenues increased 3.4% over fiscal 2006 driven by net revenues generated in the Pottery Barn, Williams-Sonoma and Pottery Barn Kids brands, primarily due to the benefit of the extra week of net revenues in fiscal 2007, however, we were negatively impacted throughout the year by the general macro-economic environment and its impact on the retail industry. In the Pottery Barn brand, we had continued growth in e-commerce and saw benefits from the Pottery Barn brand revitalization strategies. We did, however, have a comparable store sales decrease of 0.3%, primarily resulting from the significant weakness in the home furnishings sector and an overall weakened macro-environment. In the Williams-Sonoma brand, we delivered one of the best operating margins in our history due to the on-going success of our new merchandising, catalog versioning and e-commerce strategies. In the Pottery Barn Kids brand, though net revenues increased overall, we did see a comparable store sales decrease of 1.5% driven by on-going weakness in textiles and the overall effect of the weakening macro-environment, which appears to be impacting Pottery Barn Kids more than our other brands due to the brand’s significant dependence on broader discretionary categories such as core textiles.

In our emerging brands, including West Elm, PBteen and Williams-Sonoma Home, net revenues increased 36.0% over fiscal 2006, with positive growth in all brands. In West Elm, we expanded the reach of the brand and drove incremental sales from our new and existing stores (with a total of 27 stores at the end of fiscal 2007), as well as strong growth in e-commerce. In PBteen, we continued to see positive growth in all key merchandising categories with new product innovation and superior execution driving this year-over-year revenue growth. In Williams-Sonoma Home, we made significant progress on our key initiatives of building brand awareness, enhancing operational execution, and improving overall brand profitability driven by strong merchandising, more efficient retail operations and the implementation of an optimized catalog circulation plan.

Fiscal 2007 Operational Results

In supply chain operations, we in-sourced our west coast furniture hub, which mirrors the changes we made on the east coast in 2006 and will allow us to improve the furniture delivery experience for our customers, as well as reduce our furniture return rates. We also added additional vendors to our furniture delivery network, expanded our monogramming and personalization capabilities, and reengineered our returns processing operations in an effort to differentiate our service offerings, improve our customer service, and reduce our operating costs. In information technology, we continued the rollout of our new retail inventory management system in the Pottery Barn, West Elm, and Williams-Sonoma Home brands. This system will allow us to optimize the flow of inventory and improve our in-stock position in our retail stores. We also implemented new functionality in our direct-to-customer channel that is allowing us to improve the relevancy of our marketing interaction with our customers and optimize our catalog response rates. In e-commerce, we launched the next generation of our Williams-Sonoma brand website. Our other brands will begin rolling out similar features and functionality in late 2008.

Fiscal 2008

As we look forward to 2008, current trends indicate that we will be operating in one of the most challenging macro-economic environments we have seen in many years and we believe that it could get progressively worse, particularly if we find ourselves in a protracted recession. In light of these trends, we are aggressively driving the appropriate changes in our business while maintaining a very flexible outlook. While we are committed to driving future growth across all channels, we believe sector declines are likely and that our revenue growth in 2008 could be in the negative low-single digits. Given this belief, we are equally committed to driving down costs and inventory levels to the extent that the actions do not affect service levels to our customers.

To support future growth and to continue to expand the reach of our brands, we expect to add 29 net new retail stores and expand or remodel an additional 20 stores. We also expect to intensify the marketing behind our fastest growing channel, e-commerce. Specifically, in our emerging brands, we will continue to focus on building brand awareness and enhancing customer access to the brands by adding 12 new stores in West Elm and one in Williams-Sonoma Home. We will also identify new customers for the brands through retail name capture and third party list rentals, as well as through natural and paid search. Additionally, we will continue the on-going rollout of our Pottery Barn revitalization initiatives.

In our efforts to drive down costs, we will be executing against the following initiatives: strategically optimizing catalog circulation, catalog versioning and paid search, with the objective of improving the overall productivity of our advertising costs; implementing new sourcing and logistics initiatives that in early tests are proving to be effective in reducing customer returns, replacements and damages; improving efficiency in our domestic supply chain by expanding our furniture hub in-sourcing initiative and reducing corporate overhead. While we are confident in our ability to execute against each of these cost reduction initiatives, we believe that they will be more than offset by lower earnings associated with a low-single digit decrease in net revenues and higher raw material costs.

To drive down inventory levels, we are significantly modifying our 2008 receipt plans, maintaining a high level of flexibility in our vendor commitments and aggressively liquidating slow-moving inventory through our outlet stores and e-commerce websites. We will also be working to reduce our average weeks-on-hand in key merchandising categories through better forecasting and demand planning. While we believe that these initiatives will be challenging in the short-term due to the high volatility in sales trends, they are key priorities for us in 2008.

Also in 2008, we expect to continue to return excess capital to our shareholders as reflected by the additional $150,000,000 share repurchase program that was approved by our Board of Directors in January 2008 and the increase in our quarterly cash dividend of 4.3% to $0.12 per share, which was approved by our Board of Directors in March 2008.

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

The following table summarizes our net revenues for the 53 weeks ended February 3, 2008 (“fiscal 2007”), the 52 weeks ended January 28, 2007 (“fiscal 2006”) and the 52 weeks ended January 29, 2006 (“fiscal 2005”):

Dollars in thousands	Fiscal 2007 (53 Weeks)	% Total	Fiscal 2006 (52 Weeks)	% Total	Fiscal 2005 (52 Weeks)	% Total
Retail revenues	$2,281,218	57.8%	$2,153,978	57.8%	$2,032,907	57.4%
Direct-to-customer revenues	1,663,716	42.2%	1,573,535	42.2%	1,506,040	42.6%
Net revenues	$3,944,934	100.0%	$3,727,513	100.0%	$3,538,947	100.0%

Net revenues for fiscal 2007 increased by $217,421,000, or 5.8%, over fiscal 2006. This increase was primarily due to an increase in store leased square footage of 5.3% (including 23 new store openings and the remodeling or expansion of an additional 26 stores), the impact of the extra week of net revenues in fiscal 2007, a 53-week year, and comparable store sales growth of 0.3% in fiscal 2007. This increase was further driven by an overall increase in catalog and page circulation of 3.7% and 7.9%, respectively, and continued strength in our Internet business, primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by lost revenues in the Hold Everything brand, the temporary closure of 28 stores and the permanent closure of 9 stores in fiscal 2007.

Net revenues for fiscal 2006 increased by $188,566,000, or 5.3%, over fiscal 2005. This increase was primarily due to an increase in store leased square footage of 8.3% (including 28 new store openings and the remodeling or expansion of an additional 28 stores) and comparable stores sales growth of 0.3% in fiscal 2006. This increase was further driven by an overall increase in catalog page circulation of 3.2% and continued strength in our Internet business, primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by lost revenues in the Hold Everything brand, the temporary closure of 24 stores and the permanent closure of 14 stores in fiscal 2006.

RETAIL REVENUES AND OTHER DATA

Dollars in thousands	Fiscal 2007 (53 Weeks)	Fiscal 2006 (52 Weeks)	Fiscal 2005 (52 Weeks)
Retail revenues	$2,281,218	$2,153,978	$2,032,907
Percent growth in retail revenues	5.9%	6.0%	12.3%
Percent increase in comparable store sales	0.3%	0.3%	4.9%
Number of stores – beginning of year	588	570	552
Number of new stores	23	28	30
Number of new stores due to remodeling[1]	26	28	8
Number of closed stores due to remodeling[1,2]	(28)	(24)	(12)
Number of permanently closed stores	(9)	(14)	(8)
Number of stores – end of year	600	588	570
Store selling square footage at year-end	3,575,000	3,389,000	3,140,000
Store leased square footage (“LSF”) at year-end	5,739,000	5,451,000	5,035,000
[1]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.
[2]

Fiscal 2005 store closing numbers include two Williams-Sonoma, two Pottery Barn and one Pottery Barn Kids temporary store closures in the New Orleans area due to Hurricane Katrina. One Williams-Sonoma store reopened before fiscal 2005 year-end. The remaining stores reopened in fiscal 2006.

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams-Sonoma	256	6,100	254	5,900	254	5,700
Pottery Barn	198	12,500	197	12,200	188	12,100
Pottery Barn Kids	94	7,900	92	7,900	89	7,800
West Elm	27	18,200	22	17,400	12	16,100
Williams-Sonoma Home	9	14,300	7	14,500	3	13,900
Outlets	16	20,500	16	20,200	16	20,200
Hold Everything[1]	—	—	—	—	8	7,600
Total	600	9,600	588	9,300	570	8,800
[1]During	the first quarter of fiscal 2006, we closed our remaining eight Hold Everything stores.

Retail revenues in fiscal 2007 increased by $127,240,000, or 5.9%, over fiscal 2006. This increase was primarily due to an increase in store leased square footage of 5.3% (including 23 new store openings and the remodeling or expansion of an additional 26 stores), the impact of the extra week of net revenues in fiscal 2007, a 53-week year, and comparable store sales growth of 0.3% in fiscal 2007. This increase was partially offset by the temporary closure of 28 stores and the permanent closure of 9 stores during fiscal 2007. Net revenues generated in the West Elm, Pottery Barn, Williams-Sonoma and Williams-Sonoma Home brands were the primary contributors to this year-over-year revenue increase.

Retail revenues in fiscal 2006 increased by $121,071,000, or 6.0%, over fiscal 2005. This increase was primarily due to an increase in store leased square footage of 8.3% (including 28 new store openings and the remodeling or expansion of an additional 28 stores) and comparable store sales growth of 0.3% in fiscal 2006. This increase was partially offset by the temporary closure of 24 stores and the permanent closure of 14 stores during fiscal 2006. Net revenues generated in the West Elm, Williams-Sonoma, Pottery Barn Kids, Williams-Sonoma Home and Pottery Barn brands were the primary contributors to the year-over-year revenue increase, partially offset by lost revenues in the Hold Everything brand due to the closure of all its stores in late 2005 and the first quarter of fiscal 2006.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes new store openings, store remodelings, expansions and closings. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are meaningful to evaluating the performance of the retail strategy. For fiscal 2007 and fiscal 2006, our total comparable store sales exclude the West Elm and Williams-Sonoma Home concepts. For fiscal 2005, our total comparable store sales exclude only the West Elm concept as there were no Williams-Sonoma Home stores open for a full comparable 12 months or more.

Percentages represent changes in comparable store sales versus the same period in the prior year.

Percent increase (decrease) in comparable store sales	Fiscal 2007 (53 Weeks)		Fiscal 2006 (52 Weeks)		Fiscal 2005 (52 Weeks)
Williams-Sonoma	0.7%		3.0%		2.8%
Pottery Barn	(0.3%	)	(2.1%	)	5.7%
Pottery Barn Kids	(1.5%	)	3.3%		5.2%
Outlets	5.8%		(4.3%	)	14.7%
Hold Everything[1]	—		—		(10.7%	)
Total	0.3%		0.3%		4.9%
[1]	Hold Everything stores are excluded from the fiscal 2007 and fiscal 2006 comparable store sales calculation as this brand’s remaining eight stores were closed in the first quarter of fiscal 2006.

Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the general retail sales environment, consumer preferences and buying trends, changes in sales mix between distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, increased catalog circulation, continued strength in our Internet business and fluctuation in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

DIRECT-TO-CUSTOMER REVENUES

Dollars in thousands	Fiscal 2007 (53 Weeks)	Fiscal 2006 (52 Weeks)		Fiscal 2005 (52 Weeks)
Catalog revenues[1]	$559,966	$645,975		$739,734
Internet revenues[1]	1,103,750	927,560		766,306
Total direct-to-customer revenues[1]	$1,663,716	$1,573,535		$1,506,040
Percent growth in direct-to-customer revenues	5.7%	4.5%		13.6%
Percent increase (decrease) in number of catalogs circulated	3.7%	(1.6%	)	4.6%
Percent increase in number of pages circulated	7.9%	3.2%		9.7%
[1]

We estimate that approximately 60% of our company-wide non-gift registry Internet revenues are driven by customers who recently received a catalog and approximately 40% are incremental to the direct-to-customer channel.

In our direct-to-customer channel, net revenues in fiscal 2007 increased by $90,181,000, or 5.7%, over fiscal 2006. This increase was primarily driven by net revenues generated in the PBteen, West Elm, Pottery Barn and Williams-Sonoma brands due to the impact of the extra week of net revenues in fiscal 2007, a 53-week year, an overall increase in catalog and page circulation of 3.7% and 7.9%, respectively, and continued strength in our Internet business, which continued to be our fastest growing shopping channel, with revenues increasing 19.0% to $1,103,750,000. This increase was partially offset by lost revenues in the Hold Everything brand due to its transition during the second quarter of fiscal 2006.

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

COST OF GOODS SOLD

Dollars in thousands	Fiscal 2007 (53 Weeks)	% Net Revenues	Fiscal 2006 (52 Weeks)	% Net Revenues	Fiscal 2005 (52 Weeks)	% Net Revenues
Total cost of goods sold	$2,408,963	61.1%	$2,240,226	60.1%	$2,103,465	59.4%

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

Fiscal 2007 vs. Fiscal 2006

Cost of goods sold increased by $168,737,000, or 7.5%, in fiscal 2007 over fiscal 2006. Cost of goods sold as a percentage of net revenues increased to 61.1% in fiscal 2007 from 60.1% in fiscal 2006. This 100 basis point increase as a percentage of net revenues was primarily driven by increased markdowns, higher cost of merchandise sold due to increased raw material costs and higher inventory-related costs, including costs associated with the start-up of a new returns processing operation, partially offset by fixed occupancy expense leverage generated by incremental net revenues during the additional week in fiscal 2007 and the elimination of cost of goods sold associated with the Hold Everything brand, including expense associated with the Hold Everything transition.

In the retail channel, cost of goods sold as a percentage of retail net revenues increased 140 basis points during fiscal 2007 compared to fiscal 2006. This was primarily driven by increased markdowns, higher cost of merchandise sold due to increasing raw material costs and higher inventory-related costs. This increase was further driven by increased occupancy costs primarily resulting from the retail rollout of our emerging brands. This was partially offset by the elimination of cost of goods sold associated with the Hold Everything brand, including expense associated with the Hold Everything transition, and the leverage on fixed occupancy expenses provided by the incremental net revenues generated during the additional week in fiscal 2007.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues increased by 30 basis points during fiscal 2007 compared to fiscal 2006. This was primarily driven by increased markdowns, higher cost of merchandise sold due to increasing raw material costs and higher inventory-related costs, including costs associated with the start-up of a new returns processing operation. This was partially offset by the elimination of cost of goods sold associated with the Hold Everything brand.

Fiscal 2006 vs. Fiscal 2005

Cost of goods sold increased by $136,761,000, or 6.5%, in fiscal 2006 over fiscal 2005. Including expense of approximately $5,000,000 associated with transitioning the merchandising strategies of our Hold Everything brand into our other existing brands and the implementation of FASB Staff Position (“FSP”) FAS 13-1 “Accounting for Rental Costs Incurred During a Construction Period,” cost of goods sold as a percentage of net revenues increased to 60.1% in fiscal 2006 from 59.4% in fiscal 2005. This 70 basis point increase as a percentage of net revenues was primarily driven by retail occupancy expense deleverage and increased markdowns in the Pottery Barn brand. The occupancy cost deleverage was primarily driven by the retail rollout of our emerging brands, in addition to higher retail occupancy costs in our core brands. This increase was further driven by the implementation of FSP FAS 13-1. These costs were partially offset, however, by the elimination of fixed occupancy and all other cost of goods sold associated with the Hold Everything brand.

In the retail channel, cost of goods sold as a percentage of retail net revenues increased 130 basis points during fiscal 2006 compared to fiscal 2005. This was driven by retail occupancy expense deleverage and increased markdowns in the Pottery Barn brand. The occupancy expense deleverage was primarily driven by the retail rollout of our emerging brands, in addition to higher retail occupancy costs in our core brands. This increase was further driven by the implementation of FSP FAS 13-1. These costs were partially offset, however, by the elimination of fixed occupancy and all other cost of goods sold associated with the Hold Everything brand.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues decreased by 30 basis points during fiscal 2006 compared to fiscal 2005. This was primarily due to an improvement in cost of merchandise, partially offset by an increase in other occupancy expenses compared to fiscal 2005 and higher direct-to-customer shipping costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Dollars in thousands	Fiscal 2007 (53 Weeks)	% Net Revenues	Fiscal 2006 (52 Weeks)	% Net Revenues	Fiscal 2005 (52 Weeks)	% Net Revenues
Selling, general and administrative expenses	$1,222,573	31.0%	$1,159,786	31.1%	$1,090,392	30.8%

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

Fiscal 2007 vs. Fiscal 2006

Selling, general and administrative expenses increased by $62,787,000, or 5.4%, over fiscal 2006. Selling, general and administrative expenses as a percentage of net revenues decreased to 31.0% in fiscal 2007 from 31.1% in fiscal 2006. This 10 basis point decrease as a percentage of net revenues was primarily driven by certain asset disposal and asset impairment costs incurred in fiscal 2006 that did not recur in fiscal 2007 and lower advertising costs due to a higher percentage of direct-to-customer revenues being generated in the Internet channel, which operates at a lower advertising cost than the catalog. Partially offsetting this favorability, however, were increased employment costs, primarily driven by higher incentive compensation, as well as an $8,600,000 net benefit recorded in fiscal 2006, that did not recur in fiscal 2007, from “Unusual Business Events” (unredeemed gift certificate income due to a change in estimate and the Visa/MasterCard litigation settlement income, partially offset by the expense associated with the departure of our Chief Executive Officer and the expense associated with the Hold Everything transition).

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues decreased approximately 30 basis points in fiscal 2007 versus fiscal 2006. This decrease as a percentage of net revenues was primarily driven by retail asset impairment charges recorded in fiscal 2006 that did not recur in fiscal 2007 and increased income from unredeemed gift certificates and gift cards, partially offset by increased employment costs primarily associated with the growth of the emerging brands.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues decreased by approximately 60 basis points in fiscal 2007 compared to fiscal 2006. This was primarily driven by lower advertising costs due to a higher percentage of direct-to-customer revenues being generated in the Internet channel, which operates at a lower advertising cost than the catalog, a reduction in other general expenses and increased income from unredeemed gift certificates.

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

INTEREST INCOME AND EXPENSE

Interest income was $5,041,000, $11,810,000 and $5,683,000 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, comprised primarily of income from short-term investments classified as cash and cash equivalents. The decrease in interest income during fiscal 2007 resulted from a decrease in our average cash balances during fiscal 2007 compared to fiscal 2006.

The increase in interest income in fiscal 2006 compared to fiscal 2005 resulted from an increase in the interest rates associated with our short term investments as well as higher average cash balances during fiscal 2006 compared to fiscal 2005.

Interest expense was $2,099,000 (net of capitalized interest of $1,389,000), $2,125,000 (net of capitalized interest of $699,000) and $1,975,000 (net of capitalized interest of $1,200,000) for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Capitalized interest increased due to an increase in interest expense in fiscal 2007 compared to fiscal 2006 resulting from borrowings under our credit facility in fiscal 2007.

Interest expense net of capitalized interest increased by $150,000 in fiscal 2006 compared to fiscal 2005, primarily due to a reduction in capitalized interest, partially offset by lower interest expense in fiscal 2006 as a result of the repayment of the outstanding balance on our senior notes in August 2005 and the repayment of certain capital lease obligations in late 2005 and early 2006.

INCOME TAXES

The effective income tax rate was 38.1% for fiscal 2007 and fiscal 2006 and 38.4% for fiscal 2005. On January 29, 2007, we implemented FIN 48 which resulted in a negative cumulative adjustment to retained earnings of $11,684,000 and increased our effective tax rate for fiscal 2007. This increase was primarily offset by certain income tax benefits that were favorably resolved in fiscal 2007.

We currently expect our fiscal 2008 effective tax rate to be in the range of 38.7% to 39.0%. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of February 3, 2008, we held $118,950,000 in cash and cash equivalent funds. Consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2008, we plan to utilize our cash resources to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, purchases of property and equipment and share repurchases and dividends. In addition to the current cash balances on-hand, we have a $300,000,000 credit facility available as of February 3, 2008 that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. During fiscal 2007, we had borrowings under the credit facility of $189,000,000, however, no amounts were outstanding under our credit facility as of February 3, 2008. Additionally, as of February 3, 2008, $36,229,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities over the next 12-month period.

In fiscal 2007, net cash provided by operating activities was $245,539,000 compared to net cash provided by operating activities of $309,114,000 in fiscal 2006. Cash provided by operating activities in fiscal 2007 was primarily attributable to net earnings, an increase in deferred rent and lease incentives due to new store openings and an increase in customer deposits due to growth in unredeemed gift cards. This was partially offset by an increase in merchandise inventories due to inventories growing at a faster rate than sales, in addition to the purchase of new inventory to support the increase in sales in our core and emerging brands and an increase in our leased square footage of 5.3%.

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

Net cash used in investing activities was $197,250,000 for fiscal 2007 compared to $189,287,000 in fiscal 2006. Fiscal 2007 purchases of property and equipment were $212,024,000, comprised of $120,325,000 for 23 new and 26 remodeled or expanded stores, $69,286,000 for systems development projects (including e-commerce websites) and $22,413,000 for distribution, facility infrastructure and other projects. Net cash used in investing activities was partially offset by a $14,770,000 reimbursement from a software developer.

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

In fiscal 2008, we anticipate investing $215,000,000 to $235,000,000 in the purchase of property and equipment, primarily for the construction of 31 new stores and 20 remodeled or expanded stores, systems development projects (including e-commerce websites), and distribution, facility infrastructure and other projects.

For fiscal 2007, cash used in financing activities was $208,482,000 compared to $206,027,000 in fiscal 2006, comprised primarily of $190,378,000 for the repurchase of our common stock and $48,863,000 for the payment of dividends, partially offset by $28,362,000 in net proceeds from the exercise of stock options.

For fiscal 2006, cash used in financing activities was $206,027,000 compared to $75,808,000 in fiscal 2005, comprised primarily of $185,508,000 for the repurchase of our common stock and $34,435,000 for the payment of dividends, partially offset by $13,935,000 in net proceeds from the exercise of stock options.

Stock Repurchase Program

During fiscal 2007, we repurchased and retired a total of 6,195,500 shares of common stock, completing all programs previously authorized, at a weighted average cost of $30.73 per share and an aggregate cost of approximately $190,378,000.

In January 2008, our Board of Directors authorized the repurchase of up to an additional $150,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of February 3, 2008:

	Payments Due by Period[5]
Dollars in thousands	Fiscal 2008	Fiscal 2009 to Fiscal 2011	Fiscal 2012 to Fiscal 2013	Thereafter	Total
Memphis-based distribution facilities obligation	$1,584	$4,313	$3,171	$3,754	$12,822
Interest[1]	1,619	3,822	1,616	809	7,866
Mississippi industrial development bonds	13,150	—	—	—	13,150
Operating leases[2,3]	214,502	589,332	314,894	613,371	1,732,099
Purchase obligations[4]	570,226	2,343	—	—	572,569
Total	$801,081	$599,810	$319,681	$617,934	$2,338,506
[1]	Represents interest expected to be paid on our long-term debt and Mississippi industrial development bonds.
[2]	See discussion on operating leases in the “Off Balance Sheet Arrangements” section and Note E to our Consolidated Financial Statements.
[3]	Projected payments include only those amounts that are fixed and determinable as of the reporting date.
[4]	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements.
[5]

This table excludes $44.2 million of liabilities for uncertain tax positions under FIN 48, as we are not able to reasonably estimate when cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in the accompanying Consolidated Balance Sheet as of February 3, 2008.

Memphis-Based Distribution Facilities Obligation

As of February 3, 2008, long-term debt of $12,822,000 consisted entirely of bond-related debt pertaining to the consolidation of our Memphis-based distribution facilities in accordance with FIN 46R, “Consolidation of Variable Interest Entities.” See discussion of the consolidation of our Memphis-based distribution facilities at Note F to our Consolidated Financial Statements.

Mississippi Industrial Development Bonds

In June 2004, in an effort to utilize tax incentives offered to us by the state of Mississippi, we entered into an agreement whereby the Mississippi Business Finance Corporation issued $15,000,000 in long-term variable rate industrial development bonds, the proceeds, net of debt issuance costs, of which were loaned to us to finance the acquisition and installation of leasehold improvements and equipment located in our Olive Branch, Mississippi distribution center. The bonds are marketed through a remarketing agent and are secured by a letter of credit issued under our $300,000,000 line of credit facility. The bonds mature on June 1, 2024. The bond rate resets each week based upon current market rates. The rate in effect at February 3, 2008 was 3.4%.

The bond agreement allows for each bondholder to tender their bonds to the trustee for repurchase, on demand, with seven days advance notice. In the event the remarketing agent fails to remarket the bonds, the trustee will draw upon the letter of credit to fund the purchase of the bonds. As of February 3, 2008, $13,150,000 remained outstanding on these bonds and was classified as current debt. The bond proceeds were restricted for use in the acquisition and installation of leasehold improvements and equipment located in our Olive Branch, Mississippi distribution center.

Other Contractual Obligations

We have other liabilities reflected in our consolidated balance sheets. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2008 which are included in our current liabilities as of February 3, 2008.

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of February 3, 2008:

	Amount of Outstanding Commitment Expiration By Period
Dollars in thousands	Fiscal 2008	Fiscal 2009 to Fiscal 2011	Fiscal 2012 to Fiscal 2013	Thereafter	Total
Credit facility	—	—	—	—	—
Letter of credit facilities	$134,717	—	—	—	$134,717
Standby letters of credit	36,229	—	—	—	36,229
Total	$170,946	—	—	—	$170,946

Credit Facility

As of February 3, 2008, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit and contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), and covenants limiting our ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens and make investments. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the new credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the credit facility. The credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. During fiscal 2007, we had borrowings under the credit facility of $189,000,000, however, no amounts were outstanding under the credit facility as of February 3, 2008. No amounts were borrowed under the credit facility in fiscal 2006. As of February 3, 2008, $36,229,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of February 3, 2008, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

On September 8, 2007, we amended our five unsecured commercial letter of credit reimbursement facilities, each of which expires on September 7, 2008, to increase the aggregate available under all letter of credit facilities to $175,000,000. The letter of credit facilities contain substantially similar covenants and provide for substantially similar events of default as the credit facility. Interest on amounts outstanding under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent). As of February 3, 2008, an aggregate of $134,717,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of February 3, 2008. The latest expiration possible for any future letters of credit issued under the facilities is February 4, 2009.

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

We have an operating lease for a 1,002,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2022, with two optional five-year renewals. We made annual rental payments of approximately $3,820,000, $3,693,000 and $3,753,000, plus applicable taxes, insurance and maintenance expenses during fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

We have an operating lease for an additional 1,103,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2023, with two optional five-year renewals. We made annual rental payments of approximately $4,176,000, $4,180,000 and $4,181,000, plus applicable taxes, insurance and maintenance expenses, during fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

In December 2003, we entered into an agreement to lease 780,000 square feet of a distribution facility located in Olive Branch, Mississippi. The lease has an initial term of six years, with two optional two-year renewals. The agreement included an option to lease an additional 390,000 square feet of the same distribution center, which we exercised, and began occupying this space in fiscal 2006. We made annual rental payments of approximately $2,968,000, $2,968,000 and $1,927,000 plus applicable taxes, insurance and maintenance expenses fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

In February 2004, we entered into an agreement to lease 781,000 square feet of a distribution center located in Cranbury, New Jersey. The lease has an initial term of seven years, with three optional five-year renewals. The agreement allows us to lease an additional 219,000 square feet of the facility in the event the current tenant vacates the premises. As of February 3, 2008, the current tenant had not vacated the premises. We made annual rental payments of approximately $3,610,000, $3,397,000 and $3,339,000, plus applicable taxes, insurance and maintenance expenses, during fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

In August 2004, we entered into an agreement to lease a 500,000 square foot distribution facility located in Memphis, Tennessee. The lease has an initial term of four years, with one optional three-year and nine-month renewal. We made annual rental payments of approximately $1,059,000, $1,025,000 and $913,000, plus applicable taxes, insurance and maintenance expenses, during fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

In May 2006, we entered into an agreement to lease a 418,000 square foot distribution facility located in South Brunswick, New Jersey. The lease has an initial term of two years, with two optional two-year renewals. We made annual rental payments of approximately $1,987,000 and $1,247,000, plus applicable taxes, insurance and maintenance expenses in fiscal 2007 and fiscal 2006, respectively.

In September 2007, we entered into a 10-year agreement to lease 1,180,000 square feet of storage facility space in City of Industry, California. As of February 3, 2008, we were occupying 950,000 square feet of this new facility. During fiscal 2007, we made total rental payments of approximately $1,672,000 plus applicable taxes, insurance and maintenance expenses.

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

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of industrial development bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 industrial development bonds are collateralized by the distribution facility and the individual partners guarantee the bond repayments. As of February 3, 2008, $929,000 was outstanding under the Partnership 1 industrial development bonds.

We made annual rental payments in fiscal 2007, fiscal 2006 and fiscal 2005 of approximately $618,000, plus interest on the bonds calculated at a variable rate determined monthly (approximately 3.4% as of February 3, 2008), applicable taxes, insurance and maintenance expenses. Although the current term of the lease expires in August 2008, we are obligated to renew the operating lease on an annual basis until these bonds are fully repaid.

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

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of industrial development bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 industrial development bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of February 3, 2008, $11,893,000 was outstanding under the Partnership 2 industrial development bonds.

We made annual rental payments of approximately $2,591,000, $2,585,000 and $2,600,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Although the current term of the lease expires in August 2008, we are obligated to renew the operating lease on an annual basis until these bonds are fully repaid.

The two partnerships described above qualify as variable interest entities under FIN 46R due to their related party relationship to us and our obligation to renew the leases until the bonds are fully repaid. Accordingly, the two related party variable interest entity partnerships from which we lease our Memphis-based distribution facilities are consolidated by us. As of February 3, 2008, our consolidated balance sheet includes $16,995,000 in assets (primarily buildings), $12,822,000 in debt and $4,173,000 in other long-term liabilities. Consolidation of these partnerships does not have an impact on our net income.

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

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and general liability claims reserves based on an actuarial analysis. Reserves for self-insurance liabilities of $21,512,000 and $23,407,000 as of February 3, 2008 and January 28, 2007, respectively, are recorded within accrued salaries, benefits and other on our consolidated balance sheet.

Customer Deposits

Customer deposits are primarily comprised of unredeemed gift certificates, gift cards and merchandise credits and deferred revenue related to undelivered merchandise. We maintain a liability for unredeemed gift certificates, gift cards and merchandise credits until the earlier of redemption, escheatment or four years. During the second quarter of fiscal 2006, we completed an analysis of our historical gift certificate and gift card redemption patterns based on our historical redemption data. As a result of this analysis, we concluded that the likelihood of our gift certificates and gift cards being redeemed beyond four years from the date of issuance is remote. As a result, we changed our estimate of the elapsed time for recording income associated with unredeemed gift certificates and gift cards to four years from our prior estimate of seven years in fiscal 2006. As of February 3, 2008 and January 28, 2007, customer deposits were $201,743,000 and $187,625,000, respectively.

Revenue Recognition

We recognize revenues and the related cost of goods sold (including shipping costs) at the time the products are received by our customers. Revenue is recognized for retail sales (excluding home-delivered merchandise) at the point of sale in the store and for home-delivered merchandise and direct-to-customer sales when the merchandise is delivered to the customers. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period. Shipping and handling fees charged to the customer are recognized as revenue at the time the products are delivered to the customer. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

Sales Return Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. If actual returns, net of cost of goods sold, are different than those projected by management, the estimated sales return reserve will be adjusted accordingly. As of February 3, 2008 and January 28, 2007, our reserve for sales returns was $17,259,000 and $15,467,000, respectively.

Stock-Based Compensation

We measure and record compensation expense in our consolidated financial statements for all stock-based compensation awards using a fair value method. For stock options and stock-settled stock appreciation rights (“option awards”), fair value is determined using the Black-Scholes valuation model, while restricted stock units are valued using the closing price of our stock on the date prior to the date of issuance. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised or cancelled. The fair value of the award is amortized over the expected service period. Total stock-based compensation expense was $26,812,000, $26,759,000 and $440,000, in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, and is recorded as a component of selling, general and administrative expenses.

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

We adopted the provisions of FIN 48 on January 29, 2007, which clarifies the accounting for uncertain tax positions. FIN 48 prescribes a process for the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires us to make estimates of the likelihood that certain tax positions will be realized upon ultimate settlement. It is reasonably possible that current income tax examinations involving uncertain tax positions could be resolved within the next 12 months through administrative adjudicative procedures or settlement.

NEW ACCOUNTING PRONOUNCEMENTS

As of January 29, 2007, we adopted Emerging Issues Task Force (“EITF”) 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. We present revenues net of any taxes collected from customers and remitted to governmental authorities. The adoption of EITF 06-3 did not have an impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 only applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments, and measurements that are similar to, but not intended to be, fair value. This Statement is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities reported or disclosed at fair value in the financial statements on a nonrecurring basis. This Statement will require additional disclosures in our financial statements. We do not expect the adoption of SFAS No. 157 for financial assets and liabilities to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 will permit entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred, valuing non-controlling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008, except for adjustments to a previously acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period, which are recorded as a component of income tax expense in the period of adjustment, rather than goodwill. Early adoption is not permitted. Generally, the effect of SFAS 141(R) will depend on future acquisitions and, as such, we do not currently expect the adoption of this Statement to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates, foreign currency exchange rates, including the devaluation of the U.S. dollar and the effects of rising prices in the foreign countries in which we do business. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

As of February 3, 2008, we have three debt instruments with variable interest rates which subject us to risks associated with changes in interest rates (the interest payable on our credit facility, Mississippi industrial development bond and bond-related debt associated with our Memphis-based distribution facilities). As of February 3, 2008, the total outstanding principle balance on these instruments was $25,972,000 (with an interest rate of approximately 3.4% as of February 3, 2008). If interest rates on these existing variable rate debt instruments rose 34 basis points (an approximate 10% increase in the associated variable rates as of February 3, 2008), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of February 3, 2008, our investments, made solely in money market funds, are stated at cost and approximate their fair values. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 5% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during fiscal 2007 and fiscal 2006. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We can not predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, as of February 3, 2008, we have 15 retail stores in Canada and limited operations in both Europe and Asia, each of which expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during fiscal 2007 or fiscal 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

	Fiscal Year Ended
Dollars and shares in thousands, except per share amounts	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)	Jan. 29, 2006 (52 Weeks)
Net revenues	$3,944,934	$3,727,513	$3,538,947
Cost of goods sold	2,408,963	2,240,226	2,103,465
Gross margin	1,535,971	1,487,287	1,435,482
Selling, general and administrative expenses	1,222,573	1,159,786	1,090,392
Interest income	(5,041)	(11,810)	(5,683)
Interest expense	2,099	2,125	1,975
Earnings before income taxes	316,340	337,186	348,798
Income taxes	120,583	128,318	133,932
Net earnings	$195,757	$208,868	$214,866
Basic earnings per share	$1.79	$1.83	$1.86
Diluted earnings per share	$1.76	$1.79	$1.81
Shares used in calculation of earnings per share:
Basic	109,273	114,020	115,616
Diluted	111,447	116,773	118,427

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Balance Sheets

Dollars and shares in thousands, except per share amounts	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)
ASSETS
Current assets
Cash and cash equivalents	$118,950	$275,429
Accounts receivable	48,052	48,821
Merchandise inventories – net	693,661	610,599
Prepaid catalog expenses	54,907	59,610
Prepaid expenses	32,276	28,570
Deferred income taxes	91,843	70,837
Other assets	10,086	7,097
Total current assets	1,049,775	1,100,963
Property and equipment – net	981,075	912,582
Non-current deferred income taxes	44,997	18,670
Other assets (less accumulated amortization of $876 and $632)	18,007	16,116
Total assets	$2,093,854	$2,048,331
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$197,561	$214,771
Accrued salaries, benefits and other	95,383	85,148
Customer deposits	201,743	187,625
Income taxes payable	83,984	101,638
Current portion of long-term debt	14,734	15,853
Other liabilities	18,129	22,699
Total current liabilities	611,534	627,734
Deferred rent and lease incentives	247,836	236,604
Long-term debt	11,238	12,822
Other long-term obligations	57,523	19,740
Total liabilities	928,131	896,900
Commitments and contingencies – See Note L
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	—	—
Common stock, $.01 par value, 253,125 shares authorized, 105,349 shares issued and outstanding at February 3, 2008; 109,868 shares issued and outstanding at January 28, 2007	1,054	1,099
Additional paid-in capital	403,217	358,223
Retained earnings	746,201	784,325
Accumulated other comprehensive income	15,251	7,784
Total shareholders’ equity	1,165,723	1,151,431
Total liabilities and shareholders’ equity	$2,093,854	$2,048,331

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Income
Dollars and shares in thousands	Shares	Amount

Balance at January 30, 2005 (52 Weeks)	115,372	$1,154	$286,720	$664,619	$5,169	$957,662

Net earnings	—	—	—	214,866	—	214,866	$214,866
Foreign currency translation adjustment	—	—	—	—	2,526	2,526	2,526
Exercise of stock options and related tax effect	1,829	18	43,727	—	—	43,745
Repurchase and retirement of common stock	(2,422)	(24)	(5,741)	(88,156)	—	(93,921)
Stock-based compensation expense	—	—	440	—	—	440

Comprehensive income							$217,392

Balance at January 29, 2006 (52 Weeks)	114,779	1,148	325,146	791,329	7,695	1,125,318

Net earnings	—	—	—	208,868	—	208,868	$208,868
Foreign currency translation adjustment	—	—	—	—	76	76	76
Unrealized gain on investment	—	—	—	—	13	13	13
Exercise of stock options and related tax effect	913	9	21,349	—	—	21,358
Repurchase and retirement of common stock	(5,824)	(58)	(15,031)	(170,419)	—	(185,508)
Stock-based compensation expense	—	—	26,759	54	—	26,813
Dividends declared	—	—	—	(45,507)	—	(45,507)

Comprehensive income							$208,957

Balance at January 28, 2007 (52 Weeks)	109,868	1,099	358,223	784,325	7,784	1,151,431

Net earnings	—	—	—	195,757	—	195,757	$195,757
Foreign currency translation adjustment	—	—	—	—	7,482	7,482	7,482
Unrealized loss on investment	—	—	—	—	(15)	(15)	(15)
Exercise of stock options and related tax effect	1,677	16	36,337	—	—	36,353
Repurchase and retirement of common stock	(6,196)	(61)	(18,060)	(172,257)	—	(190,378)
Stock-based compensation expense	—	—	26,717	60	—	26,777
Dividends declared	—	—	—	(50,000)	—	(50,000)
Adoption of FIN 48 [1]	—	—	—	(11,684)	—	(11,684)

Comprehensive income							$203,224

Balance at February 3, 2008 (53 Weeks)	105,349	$1,054	$403,217	$746,201	$15,251	$1,165,723

1 Represents the impact from the implementation of Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” See Note A.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
Dollars in thousands	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)	Jan. 29, 2006 (52 Weeks)
Cash flows from operating activities:
Net earnings	$195,757	$208,868	$214,866
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	140,701	135,031	123,199
Loss on disposal/impairment of assets	4,700	17,113	12,050
Amortization of deferred lease incentives	(29,400)	(28,683)	(24,909)
Deferred income taxes	(31,951)	(50,751)	(20,791)
Tax benefit from exercise of stock options	3,922	2,545	15,743
Stock-based compensation expense	26,812	26,813	440
Changes in:
Accounts receivable	2,091	1,070	(6,829)
Merchandise inventories	(81,469)	(90,598)	(67,474)
Prepaid catalog expenses	4,702	(5,684)	(405)
Prepaid expenses and other assets	(8,161)	5,398	9,032
Accounts payable	(30,068)	11,981	14,365
Accrued salaries, benefits and other current and long term liabilities[1]	5,945	(6,141)	15,950
Customer deposits	13,458	14,958	24,066
Deferred rent and lease incentives	37,675	49,079	27,661
Income taxes payable	(9,175)	18,115	11,409
Net cash provided by operating activities	245,539	309,114	348,373
Cash flows from investing activities:
Purchases of property and equipment	(212,024)	(190,980)	(151,788)
Proceeds from software developer reimbursement	14,770	—	—
Proceeds from insurance reimbursement	—	1,104	—
Proceeds from the disposal of assets/sale of investment	285	589	—
Other	(281)	—	—
Net cash used in investing activities	(197,250)	(189,287)	(151,788)
Cash flows from financing activities:
Repayments of long-term obligations	(2,703)	(4,679)	(9,235)
Net proceeds from exercise of stock options	28,362	13,935	28,002
Excess tax benefit from exercise of stock options	5,100	4,878	—
Repurchase of common stock	(190,378)	(185,508)	(93,921)
Payment of dividends	(48,863)	(34,435)	—
Credit facility renewal costs	—	(218)	(654)
Net cash used in financing activities	(208,482)	(206,027)	(75,808)
Effect of exchange rates on cash and cash equivalents	3,714	647	995
Net (decrease) increase in cash and cash equivalents	(156,479)	(85,553)	121,772
Cash and cash equivalents at beginning of year	275,429	360,982	239,210
Cash and cash equivalents at end of year	$118,950	$275,429	$360,982
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest [2]	$3,484	$2,815	$3,352
Income taxes[3]	154,948	155,041	130,766

1 Includes the impact from the implementation of FIN 48. See Note A.

2 Interest paid, net of capitalized interest, was $2.1 million, $2.1 million and $2.2 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

3 Income taxes paid is presented net of refunds of $1.5 million and $1.7 million in fiscal 2007 and fiscal 2006, respectively.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). The direct-to-customer segment of our business sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). The catalogs reach customers throughout the U.S., while the five retail concepts, as of February 3, 2008, operated 600 stores in 44 states, Washington, D.C. and Canada.

Significant intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Sunday closest to January 31, based on a 52/53-week year. Fiscal 2007, a 53-week year, ended on February 3, 2008; fiscal 2006, a 52-week year, ended on January 28, 2007; and fiscal 2005, a 52-week year, ended on January 29, 2006.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card and landlord receivables for which collectibility is reasonably assured. Other miscellaneous receivables are evaluated for collectibility on a regular basis and an allowance for doubtful accounts is recorded as deemed necessary. Our allowance for doubtful accounts was not material to our financial statements as of fiscal year-end 2007 or fiscal year-end 2006.

Merchandise Inventories

Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted average method) or market. We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. If actual obsolescence is different from our estimate, we will adjust our provision accordingly. Specific reserves are also recorded in the event the cost of the inventory exceeds the fair market value. In addition, on a monthly basis, we estimate a reserve for expected shrinkage at the concept and channel level based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count and can vary from our estimates due to such factors as changes in operations within our distribution centers, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, off-site storage locations, and our third party transportation providers. Approximately 60%, 62% and 63% of our merchandise purchases in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, were foreign-sourced, primarily from Asia and Europe.

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

Total advertising expenses (including catalog advertising, e-commerce advertising and all other advertising costs) were approximately $379,468,000, $365,829,000 and $346,620,000 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets below. Any reduction in the estimated useful lives would result in higher depreciation expense in a given period for the related assets.

Leasehold improvements	Shorter of estimated useful life or lease term (generally 3 – 22 years)
Fixtures and equipment	2 – 20 years
Buildings and building improvements	10 – 40 years
Capitalized software	2 – 10 years
Corporate aircraft	20 years (20% salvage value)

Internally developed software costs are capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Interest costs related to assets under construction, including software projects, are capitalized during the construction or development period. We capitalized interest costs of $1,389,000, $699,000 and $1,200,000 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

For any store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed, however, most store closures occur upon the lease expiration.

We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We review for impairment all stores for which current cash flows from operations are either negative or nominal, or the construction costs are significantly in excess of the amount originally expected. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term (typically 5 to 22 years) is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, employment rates, lease escalations, inflation on operating expenses and the overall economics of the retail industry for up to 20 years in the future, and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the net carrying value and the asset’s fair value. The fair value is estimated based upon future cash flows (discounted at a rate that approximates our weighted average cost of capital) or other reasonable estimates of fair market value. We recorded impairment charges of approximately $1,082,000, $5,629,000 and $733,000 in selling, general and administrative expenses in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, related to our retail stores.

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

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and general liability claims reserves based on an actuarial analysis. Reserves for self-insurance liabilities of $21,512,000 and $23,407,000 as of February 3, 2008 and January 28, 2007, respectively, are recorded within accrued salaries, benefits and other on our consolidated balance sheet.

Customer Deposits

Customer deposits are primarily comprised of unredeemed gift certificates, gift cards and merchandise credits and deferred revenue related to undelivered merchandise. We maintain a liability for unredeemed gift certificates, gift cards and merchandise credits until the earlier of redemption, escheatment or four years. During the second quarter of fiscal 2006, we completed an analysis of our historical gift certificate and gift card redemption patterns based on our historical redemption data. As a result of this analysis, we concluded that the likelihood of our gift certificates and gift cards being redeemed beyond four years from the date of issuance is remote. As a result, we changed our estimate of the elapsed time for recording income associated with unredeemed gift certificates and gift cards to four years from our prior estimate of seven years. This change in estimate resulted in the recording of income in selling, general and administrative expenses in the second quarter of fiscal 2006 of approximately $12,400,000. As of February 3, 2008 and January 28, 2007, customer deposits were $201,743,000 and $187,625,000, respectively.

Deferred Rent and Lease Incentives

For leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease, we recognize rental expense on a straight-line basis over the lease term, including the construction period, and record the difference between rent expense and the amount currently payable as deferred rent. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” we record rental expense during the construction period. Deferred lease incentives include construction allowances received from landlords, which are amortized on a straight-line basis over the lease term, including the construction period.

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

Dollars in thousands	Fiscal 2007[1] (53 Weeks)	Fiscal 2006[1] (52 Weeks)	Fiscal 2005[1] (52 Weeks)
Balance at beginning of year	$15,467	$13,682	$13,506
Provision for sales returns	277,281	264,630	243,807
Actual sales returns	(275,489)	(262,845)	(243,631)
Balance at end of year	$17,259	$15,467	$13,682
[1]	Amounts are shown net of cost of goods sold.

Vendor Allowances

We receive allowances or credits from certain vendors for volume rebates. We treat such volume rebates as an offset to the cost of the product or services provided at the time the expense is recorded. These allowances and credits received are recorded in both cost of goods sold and in selling, general and administrative expenses.

Cost of Goods Sold

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

Stock-Based Compensation

We account for stock-based compensation arrangements in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” by measuring and recording compensation expense in our consolidated financial statements for all stock-based compensation awards using a fair value method. For stock options and stock-settled stock appreciation rights (“option awards”), fair value is determined using the Black-Scholes valuation model, while restricted stock units are valued using the closing price of our stock on the date prior to the date of issuance. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised or cancelled. The fair value of the award is amortized over the expected service period. Total stock-based compensation expense was $26,812,000, $26,759,000 and $440,000 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, and is recorded as a component of selling, general and administrative expenses. Prior to fiscal 2006, we accounted for stock-based compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense was recognized prior to fiscal 2006 for option awards with an exercise price equal to the fair value of our common stock on the date of grant.

Financial Instruments

As of February 3, 2008, we have 15 retail stores in Canada and limited operations in both Europe and Asia, each of which expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during fiscal 2007 or fiscal 2006.

Foreign Currency Translation

We have subsidiaries which have foreign operations and a functional currency different than the U.S. dollar, such as in Canada (functional currency of the CAD), in Europe (functional currency of the euro), in Turkey (functional currency of the lira), in the United Kingdom (functional currency of the GBP) and in Vietnam (functional currency of the dong). Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income within shareholders’ equity. Gains and losses resulting from foreign currency transactions have not been significant and are included in selling, general and administrative expenses.

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

On January 29, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for uncertain tax positions. As a result of the implementation of FIN 48, we recognized an $11,684,000 increase in unrecognized tax benefits, which was accounted for as a reduction to the January 29, 2007 balance of retained earnings. As of February 3, 2008 we had $35,211,000 of unrecognized tax benefits, of which $22,634,000 (net of tax benefit) would, if recognized, affect the effective tax rate. During fiscal 2007, the adoption of FIN 48 resulted in an approximate net 40 basis point negative impact on our effective tax rate.

The following table summarizes the activity related to our gross unrecognized tax benefits:

Dollars in thousands, except per share amounts	Total
Balance at January 29, 2007	$30,981
Increases related to current year tax positions	7,076
Increases for tax positions for prior years	712
Decreases for tax positions for prior years	(1,010)
Settlements	(1,979)
Lapse in statute of limitations	(569)
Balance at February 3, 2008	$35,211

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. Upon the implementation of FIN 48 (adopted on January 29, 2007) and as of February 3, 2008, our accruals for the payment of interest and penalties totaled $5,983,000 and $9,006,000, respectively, all of which related to interest.

Due to the potential resolution of state issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of $3,000,000 to $16,000,000.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Internal Revenue Service (IRS) has concluded its examination of our U.S. federal income tax returns for years prior to 2004 without any significant adjustments. Substantially all material state, local and foreign income tax examinations have been concluded for years through 1999.

New Accounting Pronouncements

As of January 29, 2007, we adopted Emerging Issues Task Force (“EITF”) 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. We present revenues net of any taxes collected from customers and remitted to governmental authorities. The adoption of EITF 06-3 did not have an impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 only applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments, and measurements that are similar to, but not intended to be, fair value. This Statement is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities reported or disclosed at fair value in the financial statements on a nonrecurring basis. This Statement will require additional disclosures in our financial statements. We do not expect the adoption of SFAS No. 157 for financial assets and liabilities to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” SFAS No. 159 will permit entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred, valuing non-controlling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008, except for adjustments to a previously acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period, which are recorded as a component of income tax expense in the period of adjustment, rather than goodwill. Early adoption is not permitted. Generally, the effect of SFAS 141(R) will depend on future acquisitions and, as such, we do not currently expect the adoption of this Statement to have a material impact on our consolidated financial position, results of operations or cash flows.

Note B: Property and Equipment

Property and equipment consists of the following:

Dollars in thousands	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)
Leasehold improvements	$800,658	$720,927
Fixtures and equipment	544,152	479,012
Capitalized software	196,311	181,829
Land and buildings	133,435	132,464
Corporate systems projects in progress[1]	96,493	83,650
Corporate aircraft	48,668	48,670
Construction in progress[2]	23,384	16,799
Total	1,843,101	1,663,351
Accumulated depreciation and amortization	(862,026)	(750,769)
Property and equipment – net	$981,075	$912,582

1 Corporate systems projects in progress is primarily comprised of a new merchandising, inventory management and order management system currently under development.

2 Construction in progress is primarily comprised of leasehold improvements and furniture and fixtures related to new, expanded or remodeled retail stores where construction had not been completed as of year-end.

Note C: Borrowing Arrangements

Long-term debt consists of the following:

Dollars in thousands	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)
Obligations under capital leases	$—	$163
Memphis-based distribution facilities obligation	12,822	14,312
Mississippi industrial development bonds	13,150	14,200
Total debt	25,972	28,675
Less current maturities	14,734	15,853
Total long-term debt	$11,238	$12,822

Capital Leases

In fiscal 2006, capital lease obligations of $163,000 consisted primarily of leases for distribution center equipment used in our normal course of business, which expired in fiscal 2007. During fiscal 2007, we did not enter into any new capital lease agreements.

Memphis-Based Distribution Facilities Obligation

See Note F for a discussion on our bond-related debt pertaining to our Memphis-based distribution facilities.

Mississippi Industrial Development Bonds

In June 2004, in an effort to utilize tax incentives offered to us by the state of Mississippi, we entered into an agreement whereby the Mississippi Business Finance Corporation issued $15,000,000 in long-term variable rate industrial development bonds, the proceeds, net of debt issuance costs, of which were loaned to us to finance the acquisition and installation of leasehold improvements and equipment located in our Olive Branch, Mississippi distribution center. The bonds are marketed through a remarketing agent and are secured by a letter of credit issued under our $300,000,000 line of credit facility. The bonds mature on June 1, 2024. The bond rate resets each week based upon current market rates. The rate in effect at February 3, 2008 was 3.4%.

The bond agreement allows for each bondholder to tender their bonds to the trustee for repurchase, on demand, with seven days advance notice. In the event the remarketing agent fails to remarket the bonds, the trustee will draw upon the letter of credit to fund the purchase of the bonds. As of February 3, 2008, $13,150,000 remained outstanding on these bonds and was classified as current debt. The bond proceeds were restricted for use in the acquisition and installation of leasehold improvements and equipment located in our Olive Branch, Mississippi distribution center.

The aggregate maturities of long-term debt at February 3, 2008 were as follows:

Dollars in thousands
Fiscal 2008	$14,734
Fiscal 2009	1,438
Fiscal 2010	1,461
Fiscal 2011	1,414
Fiscal 2012	1,535
Thereafter	5,390
Total	$25,972

Credit Facility

As of February 3, 2008, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit and contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), and covenants limiting our ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens and make investments. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the new credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the credit facility. The credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. During fiscal 2007, we had borrowings under the credit facility of $189,000,000, however, no amounts were outstanding under the credit facility as of February 3, 2008. No amounts were borrowed under the credit facility in fiscal 2006. As of February 3, 2008, $36,229,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of February 3, 2008, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

On September 8, 2007, we amended our five unsecured commercial letter of credit reimbursement facilities, each of which expires on September 7, 2008, to increase the aggregate available under all letter of credit facilities to $175,000,000. The letter of credit facilities contain substantially similar covenants and provide for substantially similar events of default as the credit facility. Interest on amounts outstanding under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent). As of February 3, 2008, an aggregate of $134,717,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of February 3, 2008. The latest expiration possible for any future letters of credit issued under the facilities is February 4, 2009.

Interest Expense

Interest expense was $2,099,000 (net of capitalized interest of $1,389,000), $2,125,000 (net of capitalized interest of $699,000) and $1,975,000 (net of capitalized interest of $1,200,000) for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Note D: Income Taxes

The components of earnings before income taxes, by tax jurisdiction, are as follows:

	Fiscal Year Ended
Dollars in thousands	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)	Jan. 29, 2006 (52 Weeks)
United States	$299,235	$319,732	$337,468
Foreign	17,105	17,454	11,330
Total earnings before income taxes	$316,340	$337,186	$348,798

The provision for income taxes consists of the following:

	Fiscal Year Ended
Dollars in thousands	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)	Jan. 29, 2006 (52 Weeks)
Current
Federal	$126,219	$148,125	$131,242
State	19,254	24,645	19,002
Foreign	7,061	6,299	4,479
Total current	$152,534	179,069	154,723
Deferred
Federal	(26,494)	(44,573)	(18,912)
State	(4,796)	(5,802)	(1,538)
Foreign	(661)	(376)	(341)
Total deferred	(31,951)	(50,751)	(20,791)
Total provision	$120,583	$128,318	$133,932

Except where required by U.S. tax law, we have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we have intended to utilize those earnings in the foreign operations for an indefinite period of time. In the second quarter of fiscal 2007, we assessed our anticipated future cash needs and the overall financial position of our Canadian subsidiary and concluded that the remaining undistributed earnings were in excess of our future cash requirements for the on-going operations of our Canadian subsidiaries. Accordingly, our Canadian subsidiary repatriated $26,100,000 to our U.S. operations in the second quarter of fiscal 2007. These repatriated earnings were offset by foreign tax credits that reduced the financial tax liability associated with this foreign dividend to zero. The accumulated remaining undistributed earnings of all of our foreign subsidiaries were approximately $9,500,000 as of February 3, 2008 and are sufficient to support our anticipated future cash needs for our foreign operations. We currently intend to utilize the remainder of these undistributed earnings for an indefinite period of time and will only repatriate such earnings when it is tax effective to do so. It is currently not practical to estimate the tax liability that might be payable if these foreign earnings were to be repatriated.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal Year Ended
	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)	Jan. 29, 2006 (52 Weeks)
Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State income tax rate and other, less federal benefit	3.1%	3.1%	3.4%
Total	38.1%	38.1%	38.4%

Significant components of our deferred tax accounts are as follows:

Dollars in thousands	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)
Current:
Compensation	$11,392	$11,977
Inventory	22,117	16,210
Accrued liabilities	17,585	16,821
Customer deposits	61,215	47,969
Deferred catalog costs	(21,184)	(22,878)
Other	718	738
Total current	91,843	70,837
Non-current:
Depreciation	14,616	11,803
Deferred rent	12,390	10,718
Stock-based compensation	17,757	9,972
Deferred lease incentives	(23,046)	(20,070)
Executive deferral plan	6,214	5,113
State taxes	15,985	—
Other	1,081	1,134
Total non-current	44,997	18,670
Total deferred tax assets, net	$136,840	$89,507

Note E: Accounting for Leases

Operating Leases

We lease store locations, warehouses, corporate facilities, call centers and certain equipment for original terms ranging generally from 3 to 22 years. Certain leases contain renewal options for periods up to 20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, any contingent rental payments are recorded as incurred each period when the sales threshold is probable and are excluded from our calculation of deferred rent liability. See Note A.

Total rental expense for all operating leases was as follows:

	Fiscal Year Ended
Dollars in thousands	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)	Jan. 29, 2006 (52 Weeks)
Minimum rent expense	$146,226	$130,870	$119,440
Contingent rent expense	35,731	35,020	33,529
Less: sublease rental income	(46)	(39)	(62)
Total rent expense	$181,911	$165,851	$152,907

The aggregate minimum annual rental payments under noncancelable operating leases (excluding the Memphis-based distribution facilities) in effect at February 3, 2008 were as follows:

Dollars in thousands	Minimum Lease Commitments[1]
Fiscal 2008	$214,502
Fiscal 2009	210,168
Fiscal 2010	198,564
Fiscal 2011	180,600
Fiscal 2012	164,939
Thereafter	763,326
Total	$1,732,099

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

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of industrial development bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 industrial development bonds are collateralized by the distribution facility and the individual partners guarantee the bond repayments. As of February 3, 2008, $929,000 was outstanding under the Partnership 1 industrial development bonds.

We made annual rental payments in fiscal 2007, fiscal 2006 and fiscal 2005 of approximately $618,000, plus interest on the bonds calculated at a variable rate determined monthly (approximately 3.4% on February 3, 2008), applicable taxes, insurance and maintenance expenses. Although the current term of the lease expires in August 2008, we are obligated to renew the operating lease on an annual basis until these bonds are fully repaid.

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

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of industrial development bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 industrial development bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of February 3, 2008, $11,893,000 was outstanding under the Partnership 2 industrial development bonds.

We made annual rental payments of approximately $2,591,000, $2,585,000 and $2,600,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Although the current term of the lease expires in August 2008, we are obligated to renew the operating lease on an annual basis until these bonds are fully repaid.

The two partnerships described above qualify as variable interest entities under FIN 46R due to their related party relationship to us and our obligation to renew the leases until the bonds are fully repaid. Accordingly, the two related party variable interest entity partnerships from which we lease our Memphis-based distribution facilities are consolidated by us. As of February 3, 2008, our consolidated balance sheet includes $16,995,000 in assets (primarily buildings), $12,822,000 in debt and $4,173,000 in other long-term liabilities. Consolidation of these partnerships does not have an impact on our net income.

Note G: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Per-Share Amount
2007 (53 Weeks)
Basic	$195,757	109,273	$1.79
Effect of dilutive stock-based awards		2,174
Diluted	$195,757	111,447	$1.76
2006 (52 Weeks)
Basic	$208,868	114,020	$1.83
Effect of dilutive stock-based awards		2,753
Diluted	$208,868	116,773	$1.79
2005 (52 Weeks)
Basic	$214,866	115,616	$1.86
Effect of dilutive stock-based awards		2,811
Diluted	$214,866	118,427	$1.81

Stock-based awards of 5,612,000, 4,181,000 and 320,000 in fiscal 2007, fiscal 2006 and fiscal 2005 respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

Note H: Common Stock

Authorized preferred stock consists of 7,500,000 shares at $0.01 par value of which none was outstanding during fiscal 2007 or fiscal 2006. Authorized common stock consists of 253,125,000 shares at $0.01 par value. Common stock outstanding at the end of fiscal 2007 and fiscal 2006 was 105,349,000 and 109,868,000 shares, respectively. Our Board of Directors is authorized to issue equity awards for up to the total number of shares authorized and remaining available for grant under our 2001 Amended and Restated Long-Term Incentive Plan.

During fiscal 2007, we repurchased and retired a total of 6,195,500 shares of common stock completing all programs previously authorized, at a weighted average cost of $30.73 per share and an aggregate cost of approximately $190,378,000.

In January 2008, our Board of Directors authorized the repurchase of up to an additional $150,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

During fiscal 2007, total cash dividends declared were approximately $50,000,000, or $0.46 per common share, of which $37,790,000 was paid during the year and $12,210,000 was paid on February 27, 2008 to shareholders of record as of the close of business on January 25, 2008. Our quarterly cash dividend may be limited or terminated at any time. In March 2008, our Board of Directors authorized an increase in our quarterly cash dividend from $0.115 to $0.12 per common share.

Note I: Stock-Based Compensation

Our Amended and Restated 2001 Long-Term Incentive Plan (the “2001 Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 15,959,903 shares. As of February 3, 2008, there were approximately 5,823,000 shares available for future grant. Awards may be granted under the 2001 Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the 2001 Plan have a maximum term of ten years, except incentive stock options that may be issued to 10% shareholders, which have a maximum term of five years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the date prior to the grant date or not less than 110% of such closing price for an incentive stock option granted to a 10% shareholder. Option awards granted to employees generally vest over five years. Stock awards granted to employees vest over a period of three to five years for service based awards, and four and five years for performance based awards. Certain option and stock awards contain vesting acceleration clauses in the event of a merger or similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive option and stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of shareholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of option award exercises will be funded with the issuance of new shares.

We account for stock-based compensation arrangements in accordance with SFAS No. 123R, “Share-Based Payment,” which requires us to measure and record compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method.

Prior to January 30, 2006, we accounted for stock-based compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense was recognized prior to fiscal 2006 for option awards with an exercise price equal to the fair value on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to all of our stock-based compensation arrangements during fiscal 2005:

Fiscal Year Ended
Dollars in thousands, except per share amounts	Jan. 29, 2006 (52 Weeks)
Net earnings, as reported	$214,866
Add: stock-based employee compensation expense included in reported net earnings, net of related tax effect	273
Less: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(16,788)
Pro forma net earnings	$198,351
Basic earnings per share
As reported	$1.86
Pro forma	1.72
Diluted earnings per share
As reported	$1.81
Pro forma	1.69

In accordance with the provisions of SFAS No. 123R, our compensation expense is based on the following:

•

Stock Options – Compensation expense related to the remaining unvested portion of all stock options granted prior to the adoption of SFAS No. 123R is based on the grant date fair value (using the market value of our stock on the date prior to the grant date), estimated in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148. Compensation expense related to all stock options granted subsequent to the SFAS No. 123R adoption date is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

•	Stock-Settled Stock Appreciation Rights – Compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

•

Restricted Stock Units – For performance-based restricted stock units, compensation expense is based on the grant date fair value and the probability that the performance metrics will be achieved. For non-performance-based restricted stock units, compensation expense is based on the grant date fair value.

Stock Options

The following table summarizes our stock option activity during fiscal 2007, fiscal 2006 and fiscal 2005:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance at January 30, 2005 (52 Weeks)	11,100,427	$ 19.08
Granted (weighted average fair value of $23.77)	1,754,990	39.07
Exercised	(1,829,082)	15.30		$ 42,844,000
Canceled	(716,426)	26.81
Balance at January 29, 2006 (52 Weeks)	10,309,909	22.63
Granted (weighted average fair value of $13.83)	146,700	40.21
Exercised	(913,330)	15.26		$ 20,669,000
Canceled	(516,990)	33.59
Balance at January 28, 2007 (52 Weeks)	9,026,289	23.04
Granted[2]	—	—
Exercised	(1,979,641)	19.45		$ 28,470,000
Canceled	(415,499)	36.60
Balance at February 3, 2008 (53 Weeks)	6,631,149	23.26	4.30	$ 49,732,000
Vested at January 29, 2006 (52 Weeks)	5,704,164	$ 16.00
Vested at January 28, 2007 (52 Weeks)	6,624,338	19.02	4.29	$102,640,000
Vested at February 3, 2008 (53 Weeks)	5,406,241	20.52	3.74	$ 49,105,000
Vested plus expected to vest at February 3, 2008	6,474,977	22.92	4.23	$ 49,718,000
[1]

Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last business day of the fiscal year (or $27.52) for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

[2]

In fiscal 2006, we began issuing stock-settled stock appreciation rights in lieu of stock option grants. Therefore, no stock options were granted during fiscal 2007. See the stock-settled stock appreciation rights table below.

The following table summarizes information about stock options outstanding at February 3, 2008:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Term Remaining (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 8.31 – $ 13.66	1,672,238	2.01	$10.70	1,672,238	$10.70
$ 13.85 – $ 18.25	1,331,072	2.24	15.04	1,331,072	15.04
$ 18.31 – $ 32.31	1,714,709	5.13	26.07	1,366,011	25.48
$ 32.39 – $ 38.84	1,617,760	6.84	36.67	864,020	35.97
$ 39.77 – $ 43.85	295,370	7.81	41.57	172,900	41.13
$ 8.31 – $ 43.85	6,631,149	4.30	$23.26	5,406,241	$20.52

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date for the number of shares vested.

The following table summarizes our stock-settled stock appreciation right activity during fiscal 2007 and fiscal 2006 (no stock-settled stock appreciation rights were granted prior to fiscal 2006):

	Shares	Weighted Average Conversion Price[1]	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[2]
Balance at January 29, 2006 (52 Weeks)	—	—
Granted (weighted average fair value of $12.37)	2,111,550	$36.23
Converted	—	—		—
Canceled	(132,700)	39.43
Balance at January 28, 2007 (52 Weeks)	1,978,850	$36.01
Granted (weighted average fair value of $11.56)	1,539,200	$34.42
Converted	—	—		—
Canceled	(231,580)	36.07
Balance at February 3, 2008 (53 Weeks)	3,286,470	$35.27	8.79	$7,000
Vested at February 3, 2008	291,714	$36.32	8.33	$—
Vested plus expected to vest at February 3, 2008	2,705,563	$35.34	8.77	$5,000
[1]	Conversion price is defined as the price from which stock-settled stock appreciation rights are measured and is equal to the market value on the date of issuance.
[2]

Intrinsic value for activities other than conversions is defined as the difference between the grant price and the current market value on the last business day of the fiscal year (or $27.52), for those stock-settled stock appreciation rights where the market value is greater than the conversion price. For conversions, intrinsic value is defined as the difference between the grant price and the market value on the date of the conversion.

The following table summarizes information about stock-settled stock appreciation rights outstanding at February 3, 2008:

	Stock-Settled Stock Appreciation Rights Outstanding			Stock-Settled Stock Appreciation Rights Vested
Range of Conversion Prices	Number Outstanding	Weighted Average Contractual Term Remaining (Years)	Weighted Average Conversion Price	Number Vested	Weighted Average Conversion Price
$ 27.14 – $ 33.07	685,690	8.82	$30.47	110,200	$30.56
$ 33.41 – $ 34.64	562,250	8.96	34.47	15,370	33.68
$ 34.89 – $ 34.89	1,218,850	9.14	34.89	—	—
$ 36.70 – $ 39.05	30,500	8.31	38.13	6,260	38.15
$ 40.44 – $ 42.13	789,180	8.11	40.47	159,884	40.47
$ 27.14 – $ 42.13	3,286,470	8.79	$35.27	291,714	$36.32

The fair value for both stock options and stock-settled stock appreciation rights was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

•

Expected term – The expected term of the option awards represents the period of time between the grant date of the option awards and the date the option awards are either exercised or canceled, including an estimate for those option awards still outstanding.

•

Expected volatility – The expected volatility is based on an average of the historical volatility of our stock price, for a period approximating our expected term, and the implied volatility of externally traded options of our stock that were entered into during the period.

•	Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates our expected term.

•	Dividend yield – The dividend yield is based on our quarterly cash dividend and its anticipated dividend payout over our expected term of the option award.

The weighted average assumptions for fiscal 2007, fiscal 2006 and fiscal 2005 are as follows:

	Fiscal Year Ended
	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)	Jan. 29, 2006 (52 Weeks)
Expected term (years)	5.0	5.0	6.5
Expected volatility	33.6%	33.7%	59.2%
Risk-free interest rate	4.4%	4.7%	4.3%
Dividend yield	1%	1%	—

Restricted Stock Units

The following table summarizes our restricted stock unit activity during fiscal 2007, fiscal 2006 and fiscal 2005:

	Weighted Average
	Shares	Grant Date Fair Value	Intrinsic Value[1]
Balance at January 30, 2005 (52 Weeks)	—
Granted	840,000	$42.18
Vested	—	—	—
Canceled	—
Balance at January 29, 2006 (52 Weeks)	840,000
Granted	70,000	$30.34
Vested	—	—	—
Canceled	(60,000)
Balance at January 28, 2007 (52 Weeks)	850,000
Granted	51,800	$32.71
Vested	—	—	—
Canceled	(70,000)
Balance at February 3, 2008 (53 Weeks)	831,800	$40.59	$22,891,000
Vested at February 3, 2008	—	—	—
Expected to Vest at February 3, 2008	762,153	$40.59	$20,974,000

1 Intrinsic value for restricted stock units is defined as the market value on the last business day of the fiscal year (or $27.52).

Total Stock-Based Compensation Expense

During fiscal 2007, fiscal 2006 and fiscal 2005, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $26,812,000, $26,759,000 and $440,000, respectively. As of February 3, 2008, there was a remaining unamortized expense balance of $60,456,000 (net of estimated forfeitures), which we expect to be recognized on a straight-line basis over an average remaining service period of approximately three years.

Tax Effect

We present tax benefits resulting from the exercise of stock-based awards as operating cash flows, and tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation awards exercised as financing cash flows in the Consolidated Statements of Cash Flows. During fiscal 2007, fiscal 2006 and fiscal 2005, net proceeds from the exercise of stock options was $28,362,000, $13,935,000 and $28,002,000, respectively, and the tax benefit associated with such exercises totaled $10,821,000, $7,696,000 and $15,743,000, respectively.

Note J: Williams-Sonoma, Inc. 401(k) Plan and Other Employee Benefits

We have a defined contribution retirement plan, the “Williams-Sonoma, Inc. 401(k) Plan” (the “Plan”), which is intended to be qualified under Internal Revenue Code Sections 401(a), 401(k), 401(m) and 4975(e)(7). The Plan permits eligible employees to make salary deferral contributions up to 15% of eligible compensation each pay period (5% for certain higher paid individuals). Employees designate the funds in which their contributions are invested. Each participant may choose to have his or her salary deferral contributions and earnings thereon invested in one or more investment funds, including our company stock fund. Our matching contribution is equal to 50% of each participant’s salary deferral contribution each pay period, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period (5% for certain higher paid individuals). For the first five years of the participant’s employment, all matching contributions vest at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions vest immediately. The Plan consists of two parts: a profit sharing plan portion and, effective April 21, 2006, a stock bonus plan/employee stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the company internal revenue stock fund at any time. The profit sharing and ESOP components of the Plan are considered a single plan under Code section 414(l). Our contributions to the plan were $5,336,000, $3,467,000 and $3,322,000 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

We have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management and other certain highly compensated employees. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. As of February 3, 2008 and January 28, 2007, $16,105,000 and $13,322,000, respectively, was included in other long-term obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $12,758,000 and $10,688,000 as of February 3, 2008 and January 28, 2007, respectively, and was included in other assets.

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

Note L: Commitments and Contingencies

On September 30, 2004, we entered into a five-year service agreement with IBM to host and manage certain aspects of our data center information technology infrastructure. On July 10, 2007, we amended our service agreement with IBM and as a result, we have assumed responsibility for the operation of portions of our data center information technology infrastructure. Under the terms of the agreement, we are required to continue to pay both fixed and variable charges over the life of the agreement. The variable charges are primarily based on CPU hours, storage capacity and support services that are expected to fluctuate throughout the term of the agreement. We also remain subject to a minimum charge over the term of the agreement based on both a fixed and variable component calculated as a percentage of the total estimated service charges over the five-year term of the agreement. As of February 3, 2008, we estimate the remaining minimum charge to be approximately $4,670,000. The agreement can be terminated at any time for cause or convenience. In the event the agreement is terminated for convenience, a graduated termination fee will be assessed based on the time period remaining in the contract term. As of February 3, 2008, this termination fee was approximately $1,410,000.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail[1]	Direct-to- Customer	Unallocated	Total
2007 (53 Weeks)
Net revenues	$2,281,218	$1,663,716	—	$3,944,934
Depreciation and amortization expense	96,129	19,328	$25,244	140,701
Earnings (loss) before income taxes	253,834	267,470	(204,964)	316,340

Assets[2]	1,143,910	378,520	571,424	2,093,854
Capital expenditures	134,158	24,393	53,473	212,024
2006 (52 Weeks)
Net revenues	$2,153,978	$1,573,535	—	$3,727,513
Depreciation and amortization expense	92,372	19,650	$23,009	135,031
Earnings (loss) before income taxes[3]	264,574	248,793	(176,181)	337,186

Assets[2]	1,062,362	349,419	636,550	2,048,331
Capital expenditures	125,333	25,686	39,961	190,980
2005 (52 Weeks)
Net revenues	$2,032,907	$1,506,040	—	$3,538,947
Depreciation and amortization expense	84,045	17,566	$21,588	123,199
Earnings (loss) before income taxes[4]	278,057	232,023	(161,282)	348,798

Assets[2]	986,222	295,200	700,198	1,981,620
Capital expenditures	96,918	20,984	33,886	151,788

1 Net  revenues include $87.3 million, $78.1 million and $64.6 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, related to our foreign operations.

2 Includes $30.7 million, $23.1 million and $26.5 million of long-term assets in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, related to our foreign operations.

3 Includes $2.4 million, $1.6 million and $0.3 million in the retail, direct-to-customer and corporate unallocated segments, respectively, related to the transitioning of the merchandising strategies of our Hold Everything brand into our other existing brands.

4 Includes $11.4 million, $2.0 million and $0.1 million in the retail, direct-to-customer and corporate unallocated segments, respectively, related to the transitioning of the merchandising strategies of our Hold Everything brand into our other existing brands.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Williams-Sonoma, Inc.

We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of February 3, 2008 and January 28, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2008. We also have audited the Company’s internal control over financial reporting as of February 3, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of February 3, 2008 and January 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 on January 29, 2007, and adopted FASB Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period on January 30, 2006. Additionally, as discussed in Note I the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment on January 30, 2006.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

April 3, 2008

Quarterly Financial Information

(Unaudited)

Dollars in thousands, except per share amounts
Fiscal 2007 (53 Weeks)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Full Year
Net revenues	$816,051	$859,396		$895,132	$1,374,355	$3,944,934
Gross margin	301,970	320,095		342,081	571,825	1,535,971
Earnings before income taxes	30,381	43,394		44,679	197,886	316,340
Net earnings	18,150	25,966		27,077	124,564	195,757
Basic earnings per share[1]	$0.16	$0.24		$0.25	$1.17	$1.79
Diluted earnings per share[1]	$0.16	$0.23		$0.25	$1.15	$1.76
Stock price (as of quarter-end)[2]	$35.67	$30.73		$30.61	$27.52	$27.52
Fiscal 2006 (52 Weeks)	First Quarter	Second Quarter	[3]	Third Quarter	Fourth Quarter	Full Year
Net revenues	$794,286	$825,536		$852,758	$1,254,933	$3,727,513
Gross margin	305,421	314,560		325,738	541,568	1,487,287
Earnings before income taxes	37,485	57,762		44,644	197,295	337,186
Net earnings	23,099	35,563		29,142	121,064	208,868
Basic earnings per share[1]	$0.20	$0.31		$0.26	$1.08	$1.83
Diluted earnings per share[1]	$0.20	$0.30		$0.25	$1.06	$1.79
Stock price (as of quarter-end)[2]	$41.87	$32.23		$34.26	$34.24	$34.24
[1]	The sum of the quarterly net earnings per share amounts will not necessarily equal the annual net earnings per share as each quarter is calculated independently.
[2]	Stock price represents our common stock price at the close of business on the Friday before our fiscal quarter-end.
[3]

Includes a net pre-tax benefit of $10,200,000 in selling, general and administrative expenses related to unredeemed gift certificate income due to a change in estimate and the Visa/MasterCard litigation settlement income, partially offset by the expense associated with the departure of our former Chief Executive Officer.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 3, 2008, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of February 3, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, our management concluded that, as of February 3, 2008, our internal control over financial reporting is effective.

Our independent registered public accounting firm audited the financial statements included in this Annual Report on Form 10-K and has audited the company’s internal control over financial reporting. Their report appears on pages 62 through 63 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 8:

Consolidated Statements of Earnings for the fiscal years ended February 3, 2008, January 28, 2007 and January 29, 2006

Consolidated Balance Sheets as of February 3, 2008 and January 28, 2007

Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 3, 2008, January 28, 2007 and January 29, 2006

Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2008, January 28, 2007 and January 29, 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Information

(a)(2)	Financial Statement Schedules: Schedules have been omitted because they are not required or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.

(a)(3)	Exhibits: See Exhibit Index on pages 69 through 75.

(b)	Exhibits: See Exhibit Index on pages 69 through 75.

(c)	Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS-SONOMA, INC.

Date: April 3, 2008	By	/s/ W. HOWARD LESTER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 3, 2008	/s/ W. HOWARD LESTER
W. Howard Lester
Chairman of the Board of Directors and Chief Executive Officer
(principal executive officer)

Date: April 3, 2008	/s/ SHARON L. MCCOLLAM
Sharon L. McCollam
Executive Vice President, Chief Operating and Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: April 3, 2008	/s/ ADRIAN D.P. BELLAMY
Adrian D.P. Bellamy
Director

Date: April 3, 2008	/s/ PATRICK J. CONNOLLY
Patrick J. Connolly
Director

Date: April 3, 2008	/s/ ADRIAN T. DILLON
Adrian T. Dillon
Director

Date: April 3, 2008	/s/ ANTHONY A. GREENER
Anthony A. Greener
Director

Date: April 3, 2008	/s/ TED W. HALL
Ted W. Hall
Director

Date: April 3, 2008	/s/ MICHAEL R. LYNCH
Michael R. Lynch
Director

Date: April 3, 2008	/s/ RICHARD T. ROBERTSON
Richard T. Robertson
Director

Date: April 3, 2008	/s/ DAVID B. ZENOFF
David B. Zenoff
Director

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE

FISCAL YEAR ENDED FEBRUARY 3, 2008

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
ARTICLES OF INCORPORATION AND BYLAWS

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)

3.2	Certificate of Amendment of Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

3.3	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated April 29, 2002 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2004 as filed with the Commission on September 10, 2004, File No. 001-14077)

3.4	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated as of July 22, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)

3.5	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 22, 2007, File No. 001-14077)

FINANCING AGREEMENTS

10.1	Fourth Amended and Restated Credit Agreement, dated October 4, 2006, between the Company and Bank of America, N.A., as administrative agent, L/C Issuer and lender of swing line advances, Banc of America Securities LLC, as sole lead arranger and sole book manager, The Bank of New York and Wells Fargo Bank N.A., as co-syndication agents, JPMorgan Chase Bank, N.A. and Union Bank of California, N.A., as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.2	Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

10.3	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.4	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.5	Third Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.6	Fourth Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.7	Reimbursement Agreement between the Company and The Bank of New York dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

10.8	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and The Bank of New York, dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

10.9	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and The Bank of New York, dated as of July 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.10	Third Amendment, dated as of July 23, 2007, to the Reimbursement Agreement between the Company and the Bank of New York, dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.11	Fourth Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and The Bank of New York, dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.12	Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

10.13	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.14	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.15	Third Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.16	Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.17	First Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.18	Second Amendment, dated as of July 20, 2007, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.19	Third Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.20	Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.21	First Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.22	Second Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

STOCK PLANS

10.23+	Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 as filed with the Commission on April 15, 2005, File No. 001-14077)

10.24+	Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)

10.25+	Amended and Restated Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2007 as filed with the Commission on September 7, 2007, File No. 001-14077)

10.26+	Forms of Notice of Grant and Stock Option Agreement under the Company’s 1993 Stock Option Plan, 2000 Nonqualified Stock Option Plan and 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004, File No. 001-14077)

10.27*+	Form of Amended and Restated 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for 2006 Employee Grants

10.28+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Term Sheet for Director Grants (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2007 as filed with the Commission on September 7, 2007, File No. 001-14077)

10.29+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.30+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 20, 2006, File No. 001-14077)

10.31*+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Director Grants

OTHER INCENTIVE PLANS

10.32+	2001 Incentive Bonus Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2005, File No. 001-14077)

10.33+	Second Amendment and Restatement of the Williams-Sonoma, Inc. Executive Deferral Plan, dated November 23, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.34*+	Williams-Sonoma, Inc. 401(k) Plan, as amended and restated effective January 1, 2002, except as otherwise noted, and including amendments effective through August 1, 2007

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

PROPERTIES

10.35	Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1983 as filed with the Commission on October 14, 1983, File No. 000-12704)

10.36	First Amendment, dated December 1, 1985, to the Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1986 as filed with the Commission on May 2, 1986, File No. 000-12704)

10.37	Second Amendment, dated December 1, 1993, to the Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)

10.38	Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 1990 as filed with the Commission on December 12, 1990, File No. 000-12704)

10.39	First Amendment, dated December 22, 1993, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee between the Company and Hewson-Memphis Partners, dated as of August 1, 1990 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

10.40	Second Amendment, dated September 1, 1994, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994, File No. 000-12704)

10.41	Third Amendment, dated October 24, 1995, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.2E to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)

10.42	Fourth Amendment, dated February 1, 1996, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.43	Fifth Amendment to Sublease, dated March 1, 1999, incorrectly titled Fourth Amendment to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

10.44	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

10.45	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.46	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

10.47	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and SPI WS II, LLC (the successor-in-interest to Hewson/Desoto Partners, L.L.C.) as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

10.48	Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee and ProLogis-Macquarie MS Investment Trust (the successor-in-interest to Robert Pattillo Properties, Inc.) as lessor, dated December 1, 2003 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 as filed with the Commission on April 15, 2004, File No. 001-14077)

10.49	First Addendum, dated February 27, 2004, to Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee, ProLogis-Macquarie MS Investment Trust (the successor-in-interest to Robert Pattillo Properties, Inc.) as lessor, and the Company as guarantor dated December 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2004 as filed with the Commission on June 9, 2004, File No. 001-14077)

10.50	Second Addendum, dated June 1, 2004, to Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee, ProLogis-Macquarie MS Investment Trust (the successor-in-interest to Robert Pattillo Properties, Inc.) as lessor, and the Company as guarantor dated December 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2004 as filed with the Commission on September 10, 2004, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

EMPLOYMENT AGREEMENTS

10.51+	Employment Agreement between the Company and Laura Alber, dated March 19, 2001 (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

10.52+	Employment Agreement between the Company and Sharon McCollam, dated December 28, 2002 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 as filed with the Commission on April 15, 2005, File No. 001-14077)

OTHER AGREEMENTS

10.53#	Aircraft Purchase Agreement, dated April 30, 2003, between the Company as buyer and Bombardier Inc. as seller (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 as filed with the Commission on April 15, 2004, File No. 001-14077)

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

#	We have requested confidential treatment on certain portions of this exhibit from the SEC. The omitted portions have been filed separately with the SEC.