Form 10-Q
period 2008-05-04
WILLIAMS SONOMA INC
filed 2008-06-11
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ✓     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes

No   ✓

As of June 1, 2008, 105,561,812 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 4, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	May 4, 2008	February 3, 2008	April 29, 2007
ASSETS
Current assets
Cash and cash equivalents	$26,838	$118,950	$117,363
Accounts receivable	60,413	48,052	43,630
Merchandise inventories – net	713,691	693,661	639,350
Prepaid catalog expenses	54,268	54,907	60,333
Prepaid expenses	42,720	32,276	37,450
Deferred income taxes	91,816	91,843	70,903
Other assets	8,404	10,086	7,126
Total current assets	998,150	1,049,775	976,155
Property and equipment – net	995,734	981,075	910,965
Non-current deferred income taxes	47,032	44,997	33,837
Other assets	18,626	18,007	16,369
Total assets	$2,059,542	$2,093,854	$1,937,326
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$177,341	$197,561	$156,088
Accrued salaries, benefits and other	82,505	95,383	83,254
Customer deposits	192,403	201,743	192,070
Income taxes payable	16,648	83,984	5,654
Current portion of long-term debt	14,734	14,734	15,772
Borrowings under line of credit	61,000	-	-
Other liabilities	16,642	18,129	17,538
Total current liabilities	561,273	611,534	470,376
Deferred rent and lease incentives	259,874	247,836	234,608
Long-term debt	11,238	11,238	12,822
Other long-term obligations	56,436	57,523	54,296
Total liabilities	888,821	928,131	772,102
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	-	-	-
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 105,546, 105,349 and 110,604 shares at May 4, 2008, February 3, 2008 and April 29, 2007, respectively	1,055	1,054	1,106
Additional paid-in capital	411,278	403,217	384,566
Retained earnings	743,903	746,201	768,982
Accumulated other comprehensive income	14,485	15,251	10,570
Total shareholders’ equity	1,170,721	1,165,723	1,165,224
Total liabilities and shareholders’ equity	$2,059,542	$2,093,854	$1,937,326

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended
Dollars and shares in thousands, except per share amounts	May 4, 2008	April 29, 2007
Net revenues	$781,784	$816,051
Cost of goods sold	505,565	514,081
Gross margin	276,219	301,970
Selling, general and administrative expenses	259,336	273,528
Interest income	(577)	(2,470)
Interest expense	398	531
Earnings before income taxes	17,062	30,381
Income taxes	6,615	12,231
Net earnings	$10,447	$18,150
Basic earnings per share	$0.10	$0.16
Diluted earnings per share	$0.10	$0.16
Shares used in calculation of earnings per share:
Basic	105,400	110,036
Diluted	107,114	112,355

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
Dollars in thousands	May 4, 2008	April 29, 2007
Cash flows from operating activities:
Net earnings	$10,447	$18,150
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	37,132	34,425
Loss on disposal/impairment of assets	1,413	1,547
Amortization of deferred lease incentives	(7,852)	(6,837)
Deferred income taxes	(2,113)	(15,141)
Tax benefit from exercise of stock options	875	2,871
Stock-based compensation expense	6,556	6,009
Other	(416)	-
Changes in:
Accounts receivable	(13,039)	5,643
Merchandise inventories	(20,203)	(28,271)
Prepaid catalog expenses	639	(723)
Prepaid expenses and other assets	(9,180)	(8,175)
Accounts payable	(20,546)	(61,917)
Accrued salaries, benefits and other current and long-term liabilities	(15,451)	26,640
Customer deposits	(9,266)	4,264
Deferred rent and lease incentives	19,996	4,454
Income taxes payable	(67,334)	(107,674)
Net cash used in operating activities	(88,342)	(124,735)
Cash flows from investing activities:
Purchases of property and equipment	(53,481)	(31,860)
Proceeds from insurance reimbursement	632	-
Other	(152)	(357)
Net cash used in investing activities	(53,001)	(32,217)
Cash flows from financing activities:
Repayments of long-term obligations	-	(81)
Net borrowings under line of credit	61,000	-
Net proceeds from exercise of stock options	(203)	13,633
Excess tax benefit from exercise of stock options	908	4,599
Payment of dividends	(12,210)	(11,072)
Repurchase of common stock	-	(9,764)
Net cash provided by (used in) financing activities	49,495	(2,685)
Effect of exchange rates on cash and cash equivalents	(264)	1,571
Net decrease in cash and cash equivalents	(92,112)	(158,066)
Cash and cash equivalents at beginning of period	118,950	275,429
Cash and cash equivalents at end of period	$26,838	$117,363

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended May 4, 2008 and April 29, 2007

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of May 4, 2008 and April 29, 2007, the condensed consolidated statements of earnings and cash flows for the thirteen weeks ended May 4, 2008 (“first quarter of fiscal 2008”) and April 29, 2007 (“first quarter of fiscal 2007”) have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of February 3, 2008, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2008.

The results of operations for the first quarter of fiscal 2008 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2008.

NOTE B. ACCOUNTING POLICIES

Recent Accounting Pronouncements

On February 4, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for all financial assets and liabilities. SFAS No. 157 establishes a standard definition for fair value, provides a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-b, Effective Date of FASB No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities (except those recognized or disclosed at fair value in the financial statements on a recurring basis) to annual reporting periods beginning after November 15, 2008. We do not have significant financial assets and liabilities or nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis and, as such, the adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

On February 4, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”), which will change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred, valuing non-controlling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. SFAS 141(R) applies prospectively, with limited exceptions, to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. Early adoption is not permitted. Generally, the effect of SFAS 141(R) will depend on future acquisitions and, as such, we do not currently expect the adoption of this Statement to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE C. STOCK-BASED AND OTHER LONG-TERM INCENTIVE COMPENSATION

We provide long-term compensation to our employees through various equity and cash award programs.

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 15,959,903 shares. As of May 4, 2008, there were approximately 5,286,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of ten years, except incentive stock options that may be issued to 10% shareholders, which have a maximum term of five years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the date prior to the grant date or not less than 110% of such closing price for an incentive stock option granted to a 10% shareholder. Option awards granted to employees generally vest over five years. Stock awards granted to employees generally vest over a period of three to five years for service based awards, and four and five years for performance based awards. Certain option and stock awards contain vesting acceleration clauses in the event of a merger or similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of shareholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of option award exercises and the vesting of stock awards will be funded with the issuance of new shares.

Stock-Based Compensation Expense

We account for stock-based compensation arrangements in accordance with SFAS No. 123R, “Share-Based Payment,” which requires us to measure and record compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method.

Stock Options

The following table summarizes our stock option activity during the thirteen weeks ended May 4, 2008:

Shares
Balance at February 3, 2008	6,631,149
Granted[1]	-
Exercised	(394,892)
Canceled	(91,409)
Balance at May 4, 2008	6,144,848
Vested at May 4, 2008	5,204,178
Vested plus expected to vest at May 4, 2008	6,033,368

1 In fiscal 2006, we began issuing stock-settled stock appreciation rights in lieu of stock option grants. Therefore, no stock options have been granted during the thirteen weeks ended May 4, 2008. See the stock-settled stock appreciation rights table below.

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the thirteen weeks ended May 4, 2008:

Shares
Balance at February 3, 2008	3,286,470
Granted (weighted average fair value of $8.63)	17,000
Converted	-
Canceled	(80,540)
Balance at May 4, 2008	3,222,930
Vested at May 4, 2008	683,498
Vested plus expected to vest at May 4, 2008	2,716,881

The weighted-average assumptions associated with option awards issued during the thirteen weeks ended May 4, 2008 and April 29, 2007 are as follows:

	Thirteen Weeks Ended
	May 4, 2008	April 29, 2007
Expected term (years)	5.1	5.0
Expected volatility	41.5%	33.2%
Risk-free interest rate	2.9%	4.5%
Dividend yield	1.5%	1.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity during the thirteen weeks ended May 4, 2008:

Shares
Balance at February 3, 2008	831,800
Granted	385,261
Vested	-
Canceled	(40,000)
Balance at May 4, 2008	1,177,061
Vested at May 4, 2008	-
Expected to vest at May 4, 2008	1,028,702

Other Long-Term Incentive Awards

Beginning in fiscal 2008, we began issuing long-term cash-based awards to certain employees, in lieu of option awards. The cash award allows the recipient to receive a fixed cash payment upon vesting, which typically occurs at the end of a four-year service period. Compensation expense for these cash awards is recorded on a straight-line basis over the term of the award based on the fixed value of the award, adjusted for the percentage of the awards expected to be issued on the vest date. On May 2, 2008, we issued cash awards with a fair value of $4,182,000 to employees with a four-year cliff vesting schedule. No cash awards were issued during fiscal 2007.

Total Stock-Based and Other Long-Term Incentive Compensation Expense

During the thirteen weeks ended May 4, 2008, we recognized total stock-based and other long-term incentive compensation expense, as a component of selling, general and administrative expenses, of $6,560,000 ($5,015,000 for option awards, $1,541,000 for stock awards, and $4,000 for other long-term incentive awards). During the thirteen weeks ended April 29, 2007, we recognized total stock-based compensation expense of $5,995,000.

NOTE D. BORROWING ARRANGEMENTS

Credit Facility

As of May 4, 2008, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit and contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), and covenants limiting our ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens and make investments. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the credit facility. The credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. As of May 4, 2008, an aggregate of $61,000,000 (at a weighted average interest rate of 3.2%) was outstanding under our credit facility and is recorded within current liabilities as it is our intention to repay this amount within the next twelve months. Additionally, as of May 4, 2008, $36,229,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of May 4, 2008, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

On September 8, 2007, we amended our five unsecured commercial letter of credit reimbursement facilities, each of which expires on September 7, 2008, to increase the aggregate credit available under all letter of credit facilities to $175,000,000. The letter of credit facilities contain substantially similar covenants and provide for substantially similar events of default as the credit facility. Interest on amounts outstanding under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent). As of May 4, 2008, an aggregate of $86,518,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of May 4, 2008. The latest expiration possible for any future letters of credit issued under the facilities is February 4, 2009.

NOTE E. COMPREHENSIVE INCOME

Comprehensive income for the thirteen weeks ended May 4, 2008 and April 29, 2007 was as follows:

	Thirteen Weeks Ended
Dollars in thousands	May 4, 2008	April 29, 2007
Net earnings	$10,447	$18,150
Other comprehensive income -
Foreign currency translation adjustment	(762)	2,795
Net unrealized loss on investment	(3)	(9)
Comprehensive income	$9,682	$20,936

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Per Share Amount
Thirteen weeks ended May 4, 2008
Basic	$10,447	105,400	$0.10
Effect of dilutive stock-based awards		1,714
Diluted	$10,447	107,114	$0.10
Thirteen weeks ended April 29, 2007
Basic	$18,150	110,036	$0.16
Effect of dilutive stock-based awards		2,319
Diluted	$18,150	112,355	$0.16

Stock-based awards of 6,219,000 and 4,908,000 for the first quarter of fiscal 2008 and the first quarter of fiscal 2007, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

NOTE H. SEGMENT REPORTING

We have two reportable segments, retail and direct-to-customer. The retail segment has five merchandising concepts which sell products for the home (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). The five retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. The direct-to-customer segment has six merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm and Williams-Sonoma Home) and sells similar products through our seven direct mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). Management’s expectation is that the overall economics of each of our major concepts within each reportable segment will be similar over time.

These reportable segments are strategic business units that offer similar home-centered products. They are managed separately because the business units utilize two distinct distribution and marketing strategies. It is not practicable for us to report revenue by product group.

We use earnings before unallocated corporate overhead, interest and taxes to evaluate segment profitability. Unallocated costs before income taxes include corporate employee-related costs, occupancy expenses (including depreciation expense), administrative costs and third-party service costs, primarily in our corporate systems, corporate facilities and other administrative departments. Unallocated assets include the net book value of corporate facilities and related information systems, deferred income taxes, other corporate long-lived assets and corporate cash and cash equivalents.

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail	Direct-to- Customer	Unallocated	Total
Thirteen weeks ended May 4, 2008
Net revenues[1]	$433,551	$348,233	-	$781,784
Depreciation and amortization expense	25,419	4,982	$6,731	37,132
Earnings (loss) before income taxes[2]	17,969	49,604	(50,511)	17,062

Assets[3]	1,183,464	369,786	506,292	2,059,542
Capital expenditures	43,568	3,708	6,205	53,481
Thirteen weeks ended April 29, 2007
Net revenues[1]	$453,375	$362,676	-	$816,051
Depreciation and amortization expense	23,211	5,035	$6,179	34,425
Earnings (loss) before income taxes	23,690	56,135	(49,444)	30,381

Assets[3]	1,085,916	341,631	509,779	1,937,326
Capital expenditures	20,959	1,251	9,650	31,860

1 Includes revenues in the retail channel of $18.0 million and $16.2 million in the first quarter of fiscal 2008 and the first quarter of fiscal 2007, respectively, related to our foreign operations.

2 Includes a benefit in the retail channel of approximately $9.4 million related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its expiration, partially offset by accelerated depreciation of $1.1 million related to the early termination of this lease.

3 Includes $30.0 million and $23.7 million of long-term assets as of May 4, 2008 and April 29, 2007, respectively, related to our foreign operations.

NOTE I. SUBSEQUENT EVENTS

On May 16, 2008, we completed two transactions relating to our corporate aircraft. First, we were able to take advantage of a robust corporate aircraft market and sold our Bombardier Global Express airplane for approximately $46,800,000 in cash (a net after-tax cash benefit of approximately $29,000,000) to an unrelated third party. This will result in a gain on sale of asset of approximately $16,000,000, or $0.09 per diluted share, in the second quarter of 2008. Second, in order to address our ongoing aircraft needs, we entered into an Aircraft Lease Agreement (the “Lease Agreement”) with a limited liability company (the “LLC”) owned by W. Howard Lester, our Chief Executive Officer, Chairman of the Board of Directors and a significant shareholder, for use of a Bombardier Global 5000 owned by the LLC. These transactions were approved by our Board of Directors.

Under the terms of the Lease Agreement, in exchange for use of the aircraft, we will pay the LLC $375,000 for each of the thirty-six months of the lease term through May 15, 2011. We are also responsible for all use-related costs associated with the aircraft, including fixed costs such as crew salaries and benefits, insurance and hangar costs, and all direct operating costs. Closing costs associated with the Lease Agreement will be divided evenly between us and the LLC, and each party will pay its own attorney and advisor fees. The Lease Agreement is subject to early termination by either party, with 90 days prior written notice, if Mr. Lester retires or otherwise withdraws from active management of the company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include projections of earnings, revenues or financial items, including the impact of accounting changes and our expected effective tax rate, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance of our brands, statements related to our returns, replacements and damages reductions initiative, statements related to our catalog circulation, catalog versioning and paid search strategies, statements related to driving future growth, optimizing asset efficiency and reducing costs, statements related to our plans to open new retail stores and expand or remodel other retail stores, statements related to intensifying our e-commerce marketing initiatives, statements related to upgrading our websites, statements related to our Pottery Barn brand revitalization initiatives, statements related to improving the productivity of advertising costs, statements related to vendor management, quality control and logistics initiatives, statements related to reducing corporate overhead costs, statements related to distribution and facility infrastructure projects, statements related to the adequacy and use of our available cash, including the payment of a dividend, statements related to our projected capital expenditures, statements related to systems development projects, statements related to our stock repurchase program, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

OVERVIEW

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). The direct-to-customer segment of our business sells similar products through our seven direct mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). Based on net revenues in fiscal 2007, retail net revenues accounted for 57.8% of our business and direct-to-customer net revenues accounted for 42.2% of our business. Based on their contribution to our net revenues in fiscal 2007, the core brands in both the retail and direct-to-customer channels are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cooking and entertaining essentials; and Pottery Barn Kids, which sells stylish children’s furnishings.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

First Quarter of Fiscal 2008 Financial Results

In the first quarter of fiscal 2008, net revenues decreased 4.2% to $781,784,000 from $816,051,000 in the first quarter of fiscal 2007. The home furnishings environment continued to be very challenging and industry growth rates continued to decline. This net revenue decline was primarily driven by decreases in the Pottery Barn, Pottery Barn Kids and Williams-Sonoma brands, partially offset by increases in the PBteen, West Elm and Williams-Sonoma Home brands.

Including a $0.05 per diluted share net benefit related to an incentive payment from a landlord to compensate us for terminating a store lease prior to its expiration, diluted earnings per share for the first quarter of fiscal 2008 decreased 37.5% to $0.10 per diluted share compared to $0.16 per diluted share in the first quarter of fiscal 2007.

Retail net revenues in the first quarter of fiscal 2008 decreased $19,824,000, or 4.4%, compared to the first quarter of fiscal 2007. This decrease was driven by a 9.0% reduction in comparable store sales, partially offset by a 6.9% year-over-year increase in retail leased square footage (including 19 net new store openings). West Elm and Williams-Sonoma Home were the only brands in the retail segment generating year-over-year growth in net revenues.

Direct-to-customer net revenues in the first quarter of fiscal 2008 decreased $14,443,000, or 4.0%, compared to the first quarter of fiscal 2007. This decrease was primarily driven by declining net revenues in all brands except PBteen and West Elm. Revenues generated in our Internet business, which continued to be our fastest growing shopping channel, increased 8.7% to $251,522,000 in the first quarter of fiscal 2008 compared to $231,464,000 in the first quarter of fiscal 2007.

In our core brands, net revenues in the first quarter of fiscal 2008 decreased 7.0%, with negative growth in all brands. In the Pottery Barn brand, first quarter net revenues decreased 7.9% compared to last year as the benefits of our revitalization strategy were more than offset by continued weakness in the macroeconomic environment. Retail was particularly challenging with comparable store sales decreasing 10.5%. Despite this, we did see new product introductions outperform all other categories and, from an operational perspective, we saw substantial results in our returns, replacements and damages, as well as in our catalog circulation optimization initiatives. In the Pottery Barn Kids brand, net revenues in the first quarter decreased 11.1% compared to last year, including a comparable store sales decrease of 10.9%. We continue to believe that Pottery Barn Kids has been more impacted by the macroeconomic environment than any of our other brands due to its significant dependence on discretionary categories like textiles and decorative accessories. In the Williams-Sonoma brand, first quarter net revenues decreased 1.7% compared to last year due to ongoing softness in retail traffic and a comparable store sales decrease of 4.8%, partially offset by incremental revenues from new and expanded stores and positive e-commerce growth.

In our emerging brands (West Elm, PBteen and Williams-Sonoma Home), net revenues increased 16.3%, primarily driven by a strong performance across all brands. In the West Elm brand, despite the negative pressures of the macroeconomic environment, we saw positive net revenue growth, primarily driven by incremental sales from new stores and strength in e-commerce. We opened two new stores during the first quarter in Puerto Rico and Ohio and ended the quarter with 29 stores. In the PBteen brand, all key merchandising categories saw strong growth during the quarter. Highly targeted marketing, new innovative products, and a strong in-stock position contributed to these results. In the Williams-Sonoma Home brand, we continued to make significant progress on the brand-building initiatives we set for ourselves at the beginning of the year.

First Quarter of Fiscal 2008 Operational Results

In our supply chain, we continued to roll out the next phase of our returns, replacements and damages reduction initiative. This has been a key area of focus and investment for us, and we are beginning to see meaningful results. We are driving accountability back to our agents and vendors and expect to make substantial progress in this area in 2008.

In direct marketing, we continued to move forward with our catalog circulation optimization strategy with favorable results. These results are a direct benefit of the proprietary direct marketing systems that we have implemented over the past two years, and we are optimistic that we will be able to expand this strategy over the next several quarters.

Fiscal 2008

As we look forward to the second quarter and balance of the year, we are increasingly concerned by the downward trends in consumer confidence and in the growth of the home furnishings category. In light of these trends, we will be operating more cautiously. While we are committed to driving future growth across all channels, we are equally committed to optimizing asset efficiency, including inventory turns, and aggressively reducing costs to the extent that these actions do not affect service levels to our customers.

To support future growth and expand the reach of our brands in 2008, we expect to open 27 net new retail stores (29 new stores in addition to 22 remodeled stores, partially offset by 4 permanently closed stores and 20 stores closed temporarily due to remodeling). These new store openings include 10 stores in the West Elm brand. We also expect to intensify the marketing behind our fastest growing channel, e-commerce, in addition to upgrading our websites in the Pottery Barn, Pottery Barn Kids, PBteen, and Williams-Sonoma Home brands. We will also continue to roll out the next phase of our Pottery Barn revitalization initiatives.

In our efforts to improve asset efficiency, we are continuing to aggressively manage inventory levels across all brands and channels. In addition, in early May, we took advantage of a robust corporate aircraft market and replaced an owned aircraft with a leased aircraft. This will result in a gain on sale of asset of approximately $16,000,000, or $0.09 per diluted share, in the second quarter of fiscal 2008.

From a cost perspective, we plan to optimize catalog circulation, catalog versioning and paid search to improve the overall productivity of advertising costs; to reduce returns, replacements and damages by implementing effective vendor management, quality control and logistics initiatives; and to reduce corporate overhead costs.

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

The following table summarizes our net revenues for the thirteen weeks ended May 4, 2008 (“first quarter of fiscal 2008”) and the thirteen weeks ended April 29, 2007 (“first quarter of fiscal 2007”):

	Thirteen Weeks Ended
Dollars in thousands	May 4, 2008	% Total	April 29, 2007	% Total
Retail revenues	$433,551	55.5%	$453,375	55.6%
Direct-to-customer revenues	348,233	44.5%	362,676	44.4%
Net revenues	$781,784	100.0%	$816,051	100.0%

Net revenues for the first quarter of fiscal 2008 decreased by $34,267,000, or 4.2%, compared to the first quarter of fiscal 2007 due to decreases in the Pottery Barn, Pottery Barn Kids and Williams-Sonoma brands, partially offset by increases in the PBteen, West Elm and Williams-Sonoma Home brands. These decreases were primarily driven by a 9.0% reduction in comparable store sales, partially offset by a 6.9% year-over-year increase in retail leased square footage resulting from 19 net new stores (28 new store openings and the permanent closure of 9 stores) and the remodeling or expansion of an additional 27 stores.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended
Dollars in thousands	May 4, 2008		April 29, 2007
Retail revenues	$433,551		$453,375
Percent (decrease) increase in retail revenues	(4.4%	)	4.5%
Percent decrease in comparable store sales	(9.0%	)	(0.8% )
Number of stores - beginning of period	600		588
Number of new stores	7		2
Number of new stores due to remodeling[1]	2		1
Number of closed stores due to remodeling[1]	(5)		(1)
Number of permanently closed stores	(1)		(6)
Number of stores - end of period	603		584
Store selling square footage at period-end	3,624,000		3,376,000
Store leased square footage (“LSF”) at period-end	5,808,000		5,433,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the period due to square footage expansion, store modification or relocation.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	February 3, 2008	Openings	Closings	May 4, 2008	April 29, 2007	May 4, 2008	April 29, 2007
Williams-Sonoma	256	4	(4)	256	250	6,200	6,000
Pottery Barn	198	2	(2)	198	195	12,600	12,200
Pottery Barn Kids	94	-	-	94	93	7,900	7,900
West Elm	27	2	-	29	22	17,800	17,400
Williams-Sonoma Home	9	-	-	9	8	14,300	14,200
Outlets	16	1	-	17	16	20,900	20,200
Total	600	9	(6)	603	584	9,600	9,300

Retail revenues in the first quarter of fiscal 2008 decreased $19,824,000, or 4.4%, compared to the first quarter of fiscal 2007. This decrease was driven by a 9.0% reduction in comparable store sales partially offset by a 6.9% year-over-year increase in retail leased square footage resulting from 19 net new stores (28 new store openings and the permanent closure of 9 stores) and the remodeling or expansion of an additional 27 stores. West Elm and Williams-Sonoma Home were the only brands in the retail segment generating year-over-year growth in net revenues.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes new store openings, store remodelings, expansions and closings. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are meaningful to evaluating the performance of the retail strategy. In both the first quarters of fiscal year 2008 and fiscal year 2007, we excluded West Elm and Williams-Sonoma Home.

Percentages represent changes in comparable store sales compared to the same period in the prior year.

	Thirteen Weeks Ended
Percent (decrease) increase in comparable store sales	May 4, 2008		April 29, 2007
Williams-Sonoma	(4.8%	)	(0.6%	)
Pottery Barn	(10.5%	)	(1.2%	)
Pottery Barn Kids	(10.9%	)	(3.8%	)
Outlets	(13.0%	)	9.3%
Total	(9.0%	)	(0.8%	)

Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the general retail sales environment, consumer preferences and buying trends, changes in sales mix between distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in our catalog circulation strategies, continued strength in our Internet business and fluctuation in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended
Dollars in thousands	May 4, 2008		April 29, 2007
Catalog revenues[1]	$96,711		$131,212
Internet revenues[1]	251,522		231,464
Total direct-to-customer revenues[1]	$348,233		$362,676
Percent (decrease) increase in direct-to-customer revenues	(4.0%	)	0.6%
Percent decrease in number of catalogs circulated	(16.3%	)	(3.0%	)
Percent (decrease) increase in number of pages circulated	(25.2%	)	5.7%

1Approximately 60% of our company-wide non-gift registry Internet revenues are driven by customers who recently received a catalog and approximately 40% are incremental to the direct-to-customer channel.

Direct-to-customer revenues in the first quarter of fiscal 2008 decreased $14,443,000, or 4.0%, compared to the first quarter of fiscal 2007. This decrease was primarily driven by declining net revenues in all brands except PBteen and West Elm. Revenues generated in our Internet business, which continued to be our fastest growing shopping channel, increased 8.7% to $251,522,000 in the first quarter of fiscal 2008 compared to $231,464,000 in the first quarter of fiscal 2007.

COST OF GOODS SOLD

	Thirteen Weeks Ended
Dollars in thousands	May 4, 2008	% Net Revenues	April 29, 2007	% Net Revenues
Cost of goods sold	$505,565	64.7%	$514,081	63.0%

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

First Quarter of Fiscal 2008 vs. First Quarter of Fiscal 2007

Cost of goods sold decreased by $8,516,000, or 1.7%, in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Cost of goods sold as a percentage of net revenues increased to 64.7% in the first quarter of 2008 from 63.0% in the first quarter of 2007. This increase as a percentage of net revenues was primarily due to the deleveraging of fixed occupancy expenses from declining sales, an increase in cost of merchandise sold and the impact of accelerated depreciation associated with terminating a store lease prior to its expiration, partially offset by reductions in replacements and damages.

In the retail channel, cost of goods sold as a percentage of net revenues increased 280 basis points in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. This increase as a percentage of net revenues primarily resulted from the deleveraging of fixed occupancy expenses from declining sales, an increase in cost of merchandise sold and the impact of accelerated depreciation associated with terminating a store lease prior to its expiration.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 20 basis points in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. This increase as a percentage of net revenues primarily resulted from the deleveraging of fixed occupancy expenses from declining sales and an increase in cost of merchandise sold, partially offset by a reduction in customer shipping costs and replacements and damages.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended
Dollars in thousands	May 4, 2008	% Net Revenues	April 29, 2007	% Net Revenues
Selling, general and administrative expenses	$259,336	33.2%	$273,528	33.5%

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

First Quarter of Fiscal 2008 vs. First Quarter of Fiscal 2007

Selling, general and administrative expenses decreased by $14,192,000, or 5.2%, in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Selling, general and administrative expenses as a percentage of net revenues decreased to 33.2% in the first quarter of fiscal 2008 from 33.5% in the first quarter of fiscal 2007. This decrease was primarily driven by a benefit of approximately $9,350,000 related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its expiration, partially offset by the deleverage of our employment and advertising costs due to declining sales.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 180 basis points in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. This decrease was primarily due to the benefit related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its expiration and a reduction in catalog advertising expenses, partially offset by the deleverage of our employment costs due to declining sales.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues increased 110 basis points in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. This increase was primarily due to the deleverage of our advertising and employment costs resulting from declining sales.

INTEREST INCOME

Interest income was $577,000 in the first quarter of fiscal 2008, compared to $2,470,000 in the first quarter of fiscal 2007, and is comprised primarily of income from short-term investments classified as cash and cash equivalents. This $1,893,000 decrease resulted from lower average cash balances during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 after returning over $230,000,000 to our shareholders through shares repurchases and dividends over the past twelve months.

INCOME TAXES

Our effective tax rate was 38.8% and 40.3% for the first quarter of fiscal 2008 and the first quarter of fiscal 2007, respectively. This decrease in the effective quarterly income tax rate was primarily driven by certain favorable income tax resolutions during the first quarter of fiscal 2008. We expect our effective tax rate to be in the range of 38.1% to 38.5% in fiscal 2008. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of May 4, 2008, we held $26,838,000 in cash and cash equivalent funds. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2008, we plan to utilize our cash resources to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, purchases of property and equipment and dividend payments. In addition to the current cash balances on-hand, we have a $300,000,000 credit facility available as of May 4, 2008 that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. As of May 4, 2008, an aggregate of $61,000,000 (at a weighted average interest rate of 3.2%) was outstanding under our credit facility and is recorded within current liabilities as it is our intention to repay this amount within the next twelve months.

No amounts were borrowed under the credit facility during the first quarter of fiscal 2007. Additionally, as of May 4, 2008, $36,229,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities over the next 12 months.

For the first quarter of fiscal 2008, net cash used in operating activities was $88,342,000 compared to net cash used in operating activities of $124,735,000 for the first quarter of fiscal 2007. Net cash used in operating activities for the first quarter of fiscal 2008 was primarily attributable to the payment of income taxes during the quarter, a decrease in accounts payable due to the timing of payments and an increase in merchandise inventories to support our new and remodeled stores and the increase in sales in our emerging brands, partially offset by an increase in deferred lease incentives.

For the first quarter of fiscal 2008, net cash used in investing activities was $53,001,000 compared to net cash used in investing activities of $32,217,000 for the first quarter of fiscal 2007. For the first quarter of fiscal 2008, purchases of property and equipment were $53,481,000, comprised of $39,067,000 for stores, $11,058,000 for systems development projects (including e-commerce websites) and $3,356,000 for distribution, facility infrastructure and other projects.

In fiscal 2008, we anticipate investing $215,000,000 to $235,000,000 in the purchase of property and equipment, primarily for the construction of 29 new stores and 22 remodeled or expanded stores, systems development projects (including e-commerce websites), and distribution, facility infrastructure and other projects.

For the first quarter of fiscal 2008, net cash provided by financing activities was $49,495,000 compared to net cash used in financing activities of $2,685,000 for the first quarter of fiscal 2007. Net cash provided by financing activities for the first quarter of fiscal 2008 was primarily due to net borrowings under our line of credit facility, partially offset by the payment of dividends.

Related Party Transaction

On May 16, 2008, we completed two transactions relating to our corporate aircraft. First, we were able to take advantage of a robust corporate aircraft market and sold our Bombardier Global Express airplane for approximately $46,800,000 in cash (a net after-tax cash benefit of approximately $29,000,000) to an unrelated third party. This will result in a gain on sale of asset of approximately $16,000,000, or $0.09 per diluted share, in the second quarter of fiscal 2008. Second, in order to address our ongoing aircraft needs, we entered into an Aircraft Lease Agreement (the “Lease Agreement”) with a limited liability company (the “LLC”) owned by W. Howard Lester, our Chief Executive Officer, Chairman of the Board of Directors and a significant shareholder, for use of a Bombardier Global 5000 owned by the LLC. These transactions were approved by our Board of Directors.

Under the terms of the Lease Agreement, in exchange for use of the aircraft, we will pay the LLC $375,000 for each of the thirty-six months of the lease term through May 15, 2011. We are also responsible for all use-related costs associated with the aircraft, including fixed costs such as crew salaries and benefits, insurance and hangar costs, and all direct operating costs. Closing costs associated with the Lease Agreement will be divided evenly between us and the LLC, and each party will pay its own attorney and advisor fees. The Lease Agreement is subject to early termination by either party, with 90 days prior written notice, if Mr. Lester retires or otherwise withdraws from active management of the company.

Stock Repurchase Program

In January 2008, the Board of Directors authorized the repurchase of up to $150,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

During the first quarter of fiscal 2008, no shares of our common stock were repurchased and $150,000,000 of our common stock remains available for repurchase.

Dividend Policy

In March 2008, our Board of Directors authorized an increase in our quarterly cash dividend from $0.115 to $0.12 per common share which was paid on May 23, 2008 to shareholders of record as of the close of business on April 25, 2008. The indicated annual cash dividend, subject to capital availability, is $0.48 per common share or approximately $51,000,000 in fiscal 2008. Our quarterly cash dividend could be reduced or discontinued at any time.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. There have been no significant changes to the policies as discussed in our Annual Report on Form 10-K for the year ended February 3, 2008.

Impact of Inflation

The impact of inflation on results of operations was not significant for the first quarter of fiscal 2008 or the first quarter of fiscal 2007.

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

Interest Rate Risk

As of May 4, 2008, we have three debt instruments with variable interest rates which subject us to risks associated with changes in interest rates (the interest payable on our credit facility, our Mississippi industrial development bond and the bond-related debt associated with one of our Memphis-based distribution facilities).

As of May 4, 2008, the total outstanding principal balance on these instruments was $75,079,000 (with a weighted average interest rate of approximately 3.1%). If interest rates on these existing variable rate debt instruments rose 31 basis points (an approximate 10% increase in the associated variable rates as of May 4, 2008), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of May 4, 2008, our investments, made solely in money market funds, are stated at cost and approximate their fair values. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 5% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during the first quarter of fiscal 2008 and fiscal 2007. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, as of May 4, 2008, we have 15 retail stores in Canada and limited operations in both Europe and Asia, each of which expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during the first quarter of fiscal 2008 or the first quarter of fiscal 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 4, 2008, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2008. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended February 3, 2008 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, fuel prices, recession and fears of recession, war and fears of war, inclement weather, consumer debt, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, foreign currency exchange rate fluctuations, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. These factors may also affect our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our sales and harming our business and operating results. For example, our business has been impacted by the current downturn in the housing market and declining consumer confidence, as well as other macro-economic factors.

We face intense competition from companies with brands or products similar to ours.

The specialty retail and direct-to-customer business is highly competitive. Our specialty retail stores, direct mail catalogs and e-commerce websites compete with other retail stores, other direct mail catalogs and other e-commerce websites that market lines of merchandise similar to ours. We compete with national, regional and local businesses utilizing a similar retail store strategy, as well as traditional furniture stores, department stores and specialty stores. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors and an increase in competition from established companies.

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

Our dependence on foreign vendors and our overseas operations subject us to a variety of risks and uncertainties.

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

Our success depends, in part, upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in our catalog circulation strategies, continued strength in our Internet business and fluctuation in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided.

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

We have historically experienced fluctuations in customer response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom the catalogs are mailed, changes in mailing strategies, and the sizing and timing of delivery of the catalogs. For example, we are currently implementing initiatives to optimize catalog circulation, catalog versioning and paid search, which are resulting in the circulation of fewer catalogs and fewer catalog pages. We may not be able to accurately predict the impact of these initiatives on our direct-to-consumer and retail store revenues.

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

We have in the past and may in the future introduce new brands and brand extensions, or reposition existing brands. Our newest brands – West Elm, PBteen and Williams-Sonoma Home—and any other new brands, however, may not be successful growth vehicles. Further, if we devote time and resources to new brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, or to reposition brands in a manner that improves our overall business and operating results.

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

We have evaluated and tested our internal controls in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have incurred, and expect to continue to incur, significant expenses and a diversion of management’s time to meet the ongoing requirements of Section 404. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we would be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. Any such action could negatively impact the perception of us in the financial market and our business. In addition, our internal controls may not prevent or detect all errors and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met.

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

A significant portion of our customer orders are placed through our website or through our customer care centers. In order for our direct-to-customer channel to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we take the security of our systems and the privacy of our customers’ confidential information seriously, we cannot guarantee that our security measures will effectively prohibit others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause customers to lose confidence in the security of our website and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could harm our business.

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

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Employee Grants
10.2	2001 Incentive Bonus Plan, as amended and restated
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam
Executive Vice President,
Chief Operating and Chief Financial Officer

Date: June 11, 2008