Form 10-Q
period 2008-08-03
WILLIAMS SONOMA INC
filed 2008-09-12
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2008.

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

As of August 31, 2008, 105,631,632 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED AUGUST 3, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 3,	February 3,	July 29,
Dollars and shares in thousands, except per share amounts	2008	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$38,544	$118,950	$58,039
Accounts receivable	62,729	48,052	63,847
Merchandise inventories, net	656,641	693,661	651,262
Prepaid catalog expenses	50,087	54,907	69,488
Prepaid expenses	49,522	32,276	46,361
Deferred income taxes	91,808	91,843	70,986
Other assets	9,140	10,086	6,708
Total current assets	958,471	1,049,775	966,691
Property and equipment, net	980,857	981,075	948,415
Non-current deferred income taxes	47,355	44,997	35,087
Other assets	18,367	18,007	17,195
Total assets	$2,005,050	$2,093,854	$1,967,388
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$159,993	$197,561	$205,546
Accrued salaries, benefits and other	85,248	95,383	87,568
Customer deposits	200,554	201,743	200,560
Income taxes payable	12,882	83,984	2,786
Current portion of long-term debt	14,568	14,734	15,690
Other liabilities	16,772	18,129	20,541
Total current liabilities	490,017	611,534	532,691
Deferred rent and lease incentives	269,487	247,836	250,946
Long-term debt	10,050	11,238	12,548
Other long-term obligations	53,055	57,523	55,402
Total liabilities	822,609	928,131	851,587
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	-	-	-
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 105,584, 105,349 and 108,536 shares at August 3, 2008, February 3, 2008 and July 29, 2007, respectively	1,056	1,054	1,085
Additional paid-in capital	417,802	403,217	397,132
Retained earnings	749,483	746,201	704,034
Accumulated other comprehensive income	14,100	15,251	13,550
Total shareholders’ equity	1,182,441	1,165,723	1,115,801
Total liabilities and shareholders’ equity	$2,005,050	$2,093,854	$1,967,388

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 29,	August 3,	July 29,
Dollars and shares in thousands, except per share amounts	2008	2007	2008	2007
Net revenues	$819,621	$859,396	$1,601,405	$1,675,447
Cost of goods sold	540,774	539,301	1,046,339	1,053,382
Gross margin	278,847	320,095	555,066	622,065
Selling, general and administrative expenses	253,424	277,227	512,760	550,755
Interest income	(187)	(1,031)	(763)	(3,501)
Interest expense	377	505	774	1,036
Earnings before income taxes	25,233	43,394	42,295	73,775
Income taxes	6,849	17,428	13,464	29,659
Net earnings	$18,384	$25,966	$28,831	$44,116
Basic earnings per share	$0.17	$0.24	$0.27	$0.40
Diluted earnings per share	$0.17	$0.23	$0.27	$0.39
Shares used in calculation of earnings per share:
Basic	105,561	109,884	105,462	110,081
Diluted	107,010	112,022	107,088	112,339

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
	August 3,	July 29,
Dollars in thousands	2008	2007
Cash flows from operating activities:
Net earnings	$28,831	$44,116
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	73,706	68,758
(Gain)/loss on sale/disposal/impairment of assets, net	(12,405)	2,748
Amortization of deferred lease incentives	(15,854)	(13,904)
Deferred income taxes	(2,859)	(2,741)
Tax benefit from exercise of stock-based compensation	854	3,114
Stock-based compensation expense	13,179	12,741
Other	(416)	-
Changes in:
Accounts receivable	(15,383)	(14,488)
Merchandise inventories	36,837	(39,622)
Prepaid catalog expenses	4,821	(9,878)
Prepaid expenses and other assets	(16,563)	(17,145)
Accounts payable	(33,473)	(25,680)
Accrued salaries, benefits and other current and long-term liabilities	(15,948)	998
Customer deposits	(1,089)	12,515
Deferred rent and lease incentives	37,672	27,453
Income taxes payable	(71,098)	(90,213)
Net cash provided by (used in) operating activities	10,812	(41,228)
Cash flows from investing activities:
Purchases of property and equipment	(112,721)	(90,368)
Proceeds from sale/disposal of assets	46,787	285
Proceeds from insurance reimbursement	632	-
Other	(152)	(605)
Net cash used in investing activities	(65,454)	(90,688)
Cash flows from financing activities:
Repayments of long-term obligations	(1,354)	(437)
Net proceeds from exercise of stock options	132	26,358
Excess tax benefit from exercise of stock-based compensation	916	4,949
Payment of dividends	(24,970)	(23,881)
Repurchase of common stock	-	(95,468)
Net cash used in financing activities	(25,276)	(88,479)
Effect of exchange rates on cash and cash equivalents	(488)	3,005
Net decrease in cash and cash equivalents	(80,406)	(217,390)
Cash and cash equivalents at beginning of period	118,950	275,429
Cash and cash equivalents at end of period	$38,544	$58,039

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Twenty-Six Weeks Ended August 3, 2008 and July 29, 2007

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of August 3, 2008 and July 29, 2007, the condensed consolidated statements of earnings and cash flows for the thirteen and twenty-six weeks ended August 3, 2008 and July 29, 2007 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of February 3, 2008, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2008.

The results of operations for the thirteen and twenty-six weeks ended August 3, 2008 are not necessarily indicative of the operating results of the full year.

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

NOTE B. ACCOUNTING POLICIES

Recent Accounting Pronouncements

On February 4, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for all financial assets and liabilities. SFAS No. 157 establishes a standard definition for fair value, provides a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-b, Effective Date of FASB No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities (except those recognized or disclosed at fair value in the financial statements on a recurring basis) to annual reporting periods beginning after November 15, 2008. We do not have significant financial assets and liabilities or nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis and, as such, the adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. Further, we do not expect the adoption of FSP No. 157-b to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 15,959,903 shares. As of August 3, 2008, there were approximately 5,337,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of ten years, except incentive stock options that may be issued to 10% shareholders, which have a maximum term of five years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date or not less than 110% of such closing price for an incentive stock option granted to a 10% shareholder. Option awards granted to employees generally vest over five years. Stock awards granted to employees generally vest over a period of three to five years for service based awards, and four and five years for performance based awards. Certain option and stock awards contain vesting acceleration clauses in the event of a merger or similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of shareholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises will be funded with the issuance of new shares.

Stock-Based Compensation Expense

We account for stock-based compensation arrangements in accordance with SFAS No. 123R, “Share-Based Payment,” which requires us to measure and record compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method.

During the thirteen and twenty-six weeks ended August 3, 2008, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $6,622,000 ($4,096,000 for option awards and $2,526,000 for stock awards) and $13,179,000 ($9,111,000 for option awards and $4,068,000 for stock awards), respectively. During the thirteen and twenty-six weeks ended July 29, 2007, we recognized total stock-based compensation expense of $6,731,000 and $12,741,000, respectively.

Stock Options

The following table summarizes our stock option activity during the twenty-six weeks ended August 3, 2008:

Shares
Balance at February 3, 2008	6,631,149
Granted[1]	-
Exercised	(416,782)
Canceled	(210,180)
Balance at August 3, 2008	6,004,187
Vested at August 3, 2008	5,398,987
Vested plus expected to vest at August 3, 2008	5,920,110

1 In fiscal 2006, we began issuing stock-settled stock appreciation rights in lieu of stock option grants. Therefore, no stock options have been granted during the twenty-six weeks ended August 3, 2008. See the stock-settled stock appreciation rights table below.

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation rights activity during the twenty-six weeks ended August 3, 2008:

Shares
Balance at February 3, 2008	3,286,470
Granted (weighted average fair value of $8.63)	17,000
Converted	-
Canceled	(165,820)
Balance at August 3, 2008	3,137,650
Vested at August 3, 2008	742,488
Vested plus expected to vest at August 3, 2008	2,700,481

The weighted-average assumptions associated with option awards issued during the thirteen and twenty-six weeks ended August 3, 2008 and July 29, 2007 are as follows:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 3,		July 29,	August 3,	July 29,
	2008	[1]	2007	2008	2007
Expected term (years)	-		5.0	5.1	5.0
Expected volatility	-		33.3%	41.5%	33.2%
Risk-free interest rate	-		4.6%	2.9%	4.5%
Dividend yield	-		1%	1.5%	1%

1There were no option awards issued during the thirteen weeks ended August 3, 2008.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the twenty-six weeks ended August 3, 2008:

Shares
Balance at February 3, 2008	831,800
Granted	473,464
Released	(15,900)
Canceled	(47,671)
Balance at August 3, 2008	1,241,693
Vested at August 3, 2008	-
Expected to vest at August 3, 2008	1,099,677

Other Long-Term Incentive Awards

Beginning in fiscal 2008, we began issuing long-term cash-based awards to certain employees, in lieu of option awards. The cash award allows the recipient to receive a fixed cash payment upon vesting, which typically occurs at the end of a four-year service period. Compensation expense for these cash awards is recorded on a straight-line basis over the term of the award based on the fixed value of the award, adjusted for the percentage of the awards expected to be issued on the vest date. During the twenty-six weeks ended August 3, 2008, we issued cash awards with a fair value of $4,509,000 to employees that vest over four years. The liability for cash awards expected to be issued on the vest date is recorded within other long-term liabilities. No cash awards were issued during fiscal 2007.

NOTE D. BORROWING ARRANGEMENTS

Credit Facility

As of August 3, 2008, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit and contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), and covenants limiting our ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens and make investments. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries to pay the full amount of our obligations under the credit facility. The credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) or LIBOR plus a margin based on our leverage ratio. As of May 4, 2008, an aggregate of $61,000,000 was outstanding under our credit facility. All outstanding balances were fully repaid during the thirteen weeks ended August 3, 2008. No amounts were borrowed under the line of credit facility during the thirteen or twenty-six weeks ended July 29, 2007. However, as of August 3, 2008, $36,229,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of August 3, 2008, we were in compliance with our financial covenants under the credit facility.

Letter of Credit Facilities

On September 5, 2008, we amended our five unsecured commercial letter of credit reimbursement facilities, each of which expires on September 4, 2009, to decrease the aggregate credit available under all letter of credit facilities to $165,000,000 as a result of negotiating wire payment terms with certain foreign vendors. The letter of credit facilities contain substantially similar covenants and provide for substantially similar events of default as the credit facility. Interest on amounts outstanding under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent). As of August 3, 2008, an aggregate of $81,480,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of August 3, 2008. The latest expiration possible for any future letters of credit issued under the facilities is February 1, 2010.

NOTE E. COMPREHENSIVE INCOME

Comprehensive income for the thirteen and twenty-six weeks ended August 3, 2008 and July 29, 2007 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 29,	August 3,	July 29,
Dollars in thousands	2008	2007	2008	2007
Net earnings	$ 18,384	$25,966	$ 28,831	$ 44,116
Other comprehensive (loss) income -
Foreign currency translation adjustment	(381)	2,983	(1,144)	5,778
Net unrealized loss on investment	(3)	(3)	(6)	(12)
Comprehensive income	$ 18,000	$28,946	$ 27,681	$ 49,882

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

	Net	Weighted	Per Share
Dollars and amounts in thousands, except per share amounts	Earnings	Average Shares	Amount
Thirteen weeks ended August 3, 2008
Basic	$ 18,384	105,561	$ 0.17
Effect of dilutive stock-based awards	-	1,449
Diluted	$ 18,384	107,010	$ 0.17
Thirteen weeks ended July 29, 2007
Basic	$ 25,966	109,884	$ 0.24
Effect of dilutive stock-based awards	-	2,138
Diluted	$ 25,966	112,022	$ 0.23
Twenty-six weeks ended August 3, 2008
Basic	$ 28,831	105,462	$ 0.27
Effect of dilutive stock-based awards	-	1,626
Diluted	$ 28,831	107,088	$ 0.27
Twenty-six weeks ended July 29, 2007
Basic	$ 44,116	110,081	$ 0.40
Effect of dilutive stock-based awards	-	2,258
Diluted	$ 44,116	112,339	$ 0.39

Stock-based awards of 6,438,000 and 4,957,000 for the thirteen weeks ended and 6,054,000 and 4,922,000 for the twenty-six weeks ended August 3, 2008 and July 29, 2007, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

These reportable segments are strategic business units that offer similar home-centered products. They are managed separately because the business units utilize two distinct distribution and marketing strategies. Our operating segments are aggregated at the channel level for reporting purposes due to the fact that we do not maintain fully allocated income statements at the brand level and our brands are interdependent for economies of scale. As a result, material financial decisions related to the brands are made at the channel level. Furthermore, it is not practicable for us to report revenue by product group.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail	Direct-to- Customer	Unallocated	Total
Thirteen weeks ended August 3, 2008
Net revenues[1]	$463,239	$356,382	-	$819,621
Depreciation and amortization expense	24,654	5,237	$6,683	36,574
Earnings (loss) before income taxes[2]	6,476	52,573	(33,816)	25,233

Capital expenditures	44,815	5,843	8,582	59,240

Thirteen weeks ended July 29, 2007
Net revenues[1]	$486,976	$372,420	-	$859,396
Depreciation and amortization expense	23,351	4,727	$6,255	34,333
Earnings (loss) before income taxes	37,412	57,889	(51,907)	43,394

Capital expenditures	35,397	7,165	15,946	58,508

Twenty-six weeks ended August 3, 2008
Net revenues[1]	$896,790	$704,615	-	$1,601,405
Depreciation and amortization expense	50,073	10,219	$13,414	73,706
Earnings (loss) before income taxes[2,3]	24,445	102,177	(84,327)	42,295

Assets[4]	1,184,705	339,735	480,610	2,005,050
Capital expenditures	88,383	9,551	14,787	112,721

Twenty-six weeks ended July 29, 2007
Net revenues[1]	$940,352	$735,095	-	$1,675,447
Depreciation and amortization expense	46,562	9,762	$12,434	68,758
Earnings (loss) before income taxes	61,102	114,024	(101,351)	73,775

Assets[4]	1,103,600	361,657	502,131	1,967,388
Capital expenditures	56,356	8,416	25,596	90,368

1 Includes revenues in the retail channel of $20.3 million and $17.7 million for the thirteen weeks ended August 3, 2008 and July 29, 2007, respectively, and $38.4 million and $33.9 million for the twenty-six weeks ended August 3, 2008 and July 29, 2007, respectively, related to our foreign operations.

2 Unallocated costs before income taxes include a benefit of approximately $16.0 million related to a gain on the sale of a corporate aircraft.

3 Includes a benefit in the retail channel of approximately $9.4 million related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its expiration, partially offset by accelerated depreciation of $1.1 million related to the early termination of this lease.

4 Includes $31.9 million and $25.2 million of long-term assets as of August 3, 2008 and July 29, 2007, respectively, related to our foreign operations.

NOTE I. RELATED PARTY TRANSACTION

On May 16, 2008, we completed two transactions relating to our corporate aircraft. First, we were able to take advantage of a robust corporate aircraft market and sold our Bombardier Global Express airplane for approximately $46,787,000 in cash (a net after-tax cash benefit of approximately $29,000,000) to an unrelated third party. This resulted in a gain on sale of asset of approximately $16,000,000, or $0.09 per diluted share, in the second quarter of fiscal 2008. Second, in order to address our ongoing aircraft needs, we entered into an Aircraft Lease Agreement (the “Lease Agreement”) with a limited liability company (the “LLC”) owned by W. Howard Lester, our Chief Executive Officer, Chairman of the Board of Directors and a significant shareholder, for use of a Bombardier Global 5000 owned by the LLC. These transactions were approved by our Board of Directors.

Under the terms of the Lease Agreement, in exchange for use of the aircraft, we will pay the LLC $375,000 for each of the thirty-six months of the lease term through May 15, 2011. We are also responsible for all use-related costs associated with the aircraft, including fixed costs such as crew salaries and benefits, insurance and hangar costs, and all direct operating costs. Closing costs associated with the Lease Agreement were divided evenly between us and the LLC, and each party paid its own attorney and advisor fees. The Lease Agreement is subject to early termination by either party, with 90 days prior written notice, if Mr. Lester retires or otherwise withdraws from active management of the company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include projections of earnings, revenues or financial items, including the impact of accounting changes and our expected effective tax rate, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance of our brands, statements related to macroeconomic and retail trends, statements related to seasonal marketing and merchandising, statements related to the resiliency of the Williams-Sonoma Home brand, statements related to our returns, replacements and damages reductions initiative, statements related to our catalog circulation strategy, statements related to improved seasonal sales in the Williams-Sonoma brand, statements related to reducing inventories and capital expenditures, statements related to reducing costs, statements related to reducing retail leased square footage growth in 2009, statements related to reducing capital spending in 2009, statements related to reducing inventory levels in 2009, statements about trends in cost of goods sold as a percentage of net revenues, statements related to declining catalog advertising costs in 2008, statements related to the adequacy and use of our available cash, including the payment of a dividend, statements related to our projected capital expenditures, statements related to our stock repurchase program, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

All explanations of changes in operational results are discussed in order of their magnitude.

Second Quarter of Fiscal 2008 Financial Results

During the second quarter of fiscal 2008, we continued to see significant deterioration in the macroeconomic environment, resulting in a net revenue decrease of 4.6% to $819,621,000 from $859,396,000 in the second quarter of fiscal 2007, and progressively declining comparable store sales. This net revenue decline was primarily driven by decreases in the Pottery Barn, Pottery Barn Kids and Williams-Sonoma Home brands, partially offset by increases in the West Elm, PBteen and Williams-Sonoma brands.

Including a $0.09 per diluted share benefit related to a gain on the sale of a corporate aircraft, diluted earnings per share for the second quarter of fiscal 2008 decreased 26.1% to $0.17 per diluted share compared to $0.23 per diluted share in the second quarter of fiscal 2007.

Retail net revenues in the second quarter of fiscal 2008 decreased $23,737,000, or 4.9%, compared to the second quarter of fiscal 2007. This decrease was driven by an 11.7% reduction in comparable store sales, partially offset by an 11.0% year-over-year increase in retail leased square footage, including 33 net new stores. Net revenues decreased in the Pottery Barn and Pottery Barn Kids brands, partially offset by increases in the West Elm, Williams-Sonoma Home and Williams-Sonoma brands.

Direct-to-customer net revenues in the second quarter of fiscal 2008 decreased $16,038,000, or 4.3%, compared to the second quarter of fiscal 2007. This decrease was driven by declining net revenues in the Pottery Barn, Pottery Barn Kids and Williams-Sonoma Home brands, partially offset by increasing net revenues in the PBteen, West Elm and Williams-Sonoma brands. This decrease was also impacted by a decrease in catalog and page circulation of 20.5% and 31.1%, respectively (consistent with our catalog circulation optimization strategy), as well as an estimated $2,600,000 negative impact associated with a voluntary product recall in the Pottery Barn brand. Net revenues generated in our Internet business, which continued to be our fastest growing shopping channel, increased 11.7% to $265,130,000 in the second quarter of fiscal 2008 compared to $237,379,000 in the second quarter of fiscal 2007.

In our core brands, net revenues in the second quarter of fiscal 2008 decreased 7.6%, primarily driven by decreases in the Pottery Barn and Pottery Barn Kids brands, partially offset by an increase in the Williams-Sonoma brand. In the Pottery Barn brand, net revenues in the second quarter decreased 11.5% with declining trends throughout the quarter, partially driven by reductions in catalog circulation and a voluntary product recall.

While we were generally encouraged by the consumer response to overall newness in the brand, it was not strong enough to offset the significant deterioration in the overall macroeconomic environment. Retail was particularly challenging with comparable store sales decreasing 16.0%, a directional trend that we expect will continue for the remainder of the year. In the Pottery Barn Kids brand, net revenues in the second quarter of fiscal 2008 decreased 8.1% primarily driven by a comparable store sales decrease of 13.5% and reductions in catalog circulation. We continue to believe that the macroeconomic environment is having a significant impact on this brand as well. Retail performance also continued to worsen during the quarter, a directional trend that we expect will continue for the remainder of the year. In the Williams-Sonoma brand, net revenues in the second quarter increased 1%. Comparable store sales, however, decreased 4.5%, but were more than offset by incremental revenues from new and expanded stores and higher traffic in e-commerce. These results were driven by the successful marketing and merchandising of seasonal events, which is encouraging as we enter the highly event-driven back half of the year.

In our emerging brands (West Elm, PBteen and Williams-Sonoma Home), net revenues in the second quarter of fiscal 2008 increased 15.9%, despite the softening in the overall economy, driven primarily by positive growth in the West Elm and PBteen brands, partially offset by a decrease in net revenues in the Williams-Sonoma Home brand. In the West Elm brand, net revenue growth in the second quarter was driven by incremental sales from new stores and increased traffic in e-commerce, partially offset by weaker sales in existing stores. In the PBteen brand, net revenues increased 25.1% during the quarter, delivering the best year-over-year net revenue growth in the company. All key merchandising categories saw strong growth during the quarter, however, consistent with our core brands, we also began to see a decline in the PBteen growth rate throughout the quarter as the macroeconomic environment began to impact the PBteen brand. In the Williams-Sonoma Home brand, despite a decrease in net revenues in the second quarter, we continued to make progress on our brand building initiatives and continue to believe that Williams-Sonoma Home will be more resilient than our other home furnishings brands due to its target demographic and relatively small store base.

From a merchandise inventory perspective, as of August 3, 2008, we held $656,641,000 in merchandise inventories compared to $651,262,000 at July 29, 2007 for a net increase of $5,379,000. This increase in merchandise inventories was primarily attributable to an approximate $33,000,000 year-over-year increase in fixed investments for new and remodeled stores; an approximate $8,000,000 increase in the Williams-Sonoma brand due to cost increases and the impact of a change in the mix of our goods, offset by lower units; and an approximate $36,000,000 decrease in the Pottery Barn and Pottery Barn Kids brands due to lower units, partially offset by cost increases and a change in the mix of our goods. Inventories in the emerging brands, excluding new stores, were virtually flat at the end of the quarter. Despite this year-over-year increase, merchandise inventories decreased approximately $37,020,000 from our fiscal 2007 year-end balance of $693,661,000 at February 3, 2008.

In addition, our prepaid catalog expenses decreased $19,401,000 to $50,087,000 as of August 3, 2008 from $69,488,000 as of July 29, 2007. This decrease was primarily driven by a significant reduction in catalog circulation related to our catalog circulation optimization strategy, partially offset by cost increases in paper and postage.

Second Quarter of Fiscal 2008 Operational Results

Throughout this year, we have consistently focused on improving our merchandising, our inventory planning, our marketing efficiency and our supply chain operations.

In our supply chain, we continued to see a significant benefit from our returns, replacements and damages initiative. This has been a key initiative for us, and we are currently taking additional steps to further reduce our costs in this area by assuming a greater level of direct control over our furniture operations in Asia.

In direct marketing, we continued to implement our catalog circulation optimization strategy by strategically decreasing catalog circulation, which has had a positive impact on earnings. Based on these results, we will continue to look for ways to expand this strategy over the next several quarters.

Fiscal 2008

As we look forward to the balance of the year, we are increasingly concerned about the downward trends we have seen in the macroeconomic environment and, more importantly, in our brands. Due to this concern, it is difficult for us to predict how the consumer will respond in the back half of the year. Our assumption is that these trends will continue in the future, with the exception of the Williams-Sonoma brand, where we believe that seasonal relevance will drive improved sales despite a weak economy. Accordingly, we are projecting our fiscal 2008 revenues to decline in the range of 7.8% to 9.5% and our annual diluted earnings per share for fiscal 2008 to decline in the range of 34.7% to 41.5%, to $1.03 to $1.15 per diluted share versus fiscal 2007.

For the remainder of fiscal 2008, we plan to focus on profitable growth and maintaining a strong balance sheet, including reducing inventories and capital expenditures. We will also focus on aggressively reducing costs to the extent it does not affect service levels to our customers.

Consistent with our economic perspective on 2008, we are also looking forward to 2009 with a very cautious outlook. Accordingly, the longer-term decisions we are making are reflective of that sentiment, particularly in the areas of retail leased square footage growth, capital spending, and inventory. Therefore, in 2009, we are currently targeting a reduction in retail leased square footage growth from 7% to 7.5% in 2008 to 4% to 5% in 2009; a reduction in capital spending from $200 million to $220 million in 2008 to $145 million to $170 million in 2009; and a continued reduction in inventory levels through managed inventory receipt flow and inventory turn optimization initiatives.

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

The following table summarizes our net revenues for the thirteen weeks ended August 3, 2008 (“second quarter of fiscal 2008”) and July 29, 2007 (“second quarter of fiscal 2007”), and the twenty-six weeks ended August 3, 2008 (“year-to-date 2008”) and July 29, 2007 (“year-to-date 2007”):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 3, 2008	% Total	July 29, 2007	% Total	August 3, 2008	% Total	July 29, 2007	% Total
Retail revenues	$463,239	56.5%	$486,976	56.7%	$896,790	56.0%	$940,352	56.1%
Direct-to-customer revenues	356,382	43.5%	372,420	43.3%	704,615	44.0%	735,095	43.9%

Net revenues	$819,621	100.0%	$859,396	100.0%	$1,601,405	100.0%	$1,675,447	100.0%

Net revenues for the second quarter of fiscal 2008 decreased by $39,775,000, or 4.6%, compared to the second quarter of fiscal 2007. This decrease was driven by an 11.7% reduction in comparable store sales, and a decrease in catalog and page circulation of 20.5% and 31.1%, respectively (consistent with our catalog circulation optimization strategy), partially offset by an 11.0% year-over-year increase in retail leased square footage, including 33 net new stores. Net revenues decreased in the Pottery Barn, Pottery Barn Kids and Williams-Sonoma Home brands, partially offset by increases in the West Elm, PBteen and Williams-Sonoma brands.

Net revenues for year-to-date 2008 decreased by $74,042,000, or 4.4%, compared to year-to-date 2007. This decrease was driven by a 10.4% reduction in comparable store sales and a decrease in catalog and page circulation of 18.4% and 28.1%, respectively (consistent with our catalog circulation optimization strategy), partially offset by an 11.0% year-over-year increase in retail leased square footage, including 33 net new stores. Net revenues decreased in the Pottery Barn, Pottery Barn Kids, Williams-Sonoma and Williams-Sonoma Home brands, partially offset by increases in the PBteen and West Elm brands.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Dollars in thousands	August 3, 2008		July 29, 2007	August 3, 2008		July 29, 2007
Retail revenues	$463,239		$486,976	$896,790		$940,352
Percent (decrease) increase in retail revenues	(4.9%	)	5.1%	(4.6%	)	4.8%
Percent (decrease) increase in comparable store sales	(11.7%	)	1.2%	(10.4%	)	0.2%
Number of stores - beginning of period	603		584	600		588
Number of new stores	8		2	15		4
Number of new stores due to remodeling[1]	11		8	13		9
Number of closed stores due to remodeling[1]	(7)		(12)	(12)		(18)
Number of permanently closed stores	(2)		(2)	(3)		(3)
Number of stores - end of period	613		580	613		580
Store selling square footage at period-end	3,713,000		3,343,000	3,713,000		3,343,000
Store leased square footage (“LSF”) at period-end	5,959,000		5,370,000	5,959,000		5,370,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the period due to square footage expansion, store modification or relocation.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	May 4, 2008	Openings	Closings	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
Williams-Sonoma	256	9	(5)	260	252	6,200	6,000
Pottery Barn	198	6	(4)	200	190	12,700	12,100
Pottery Barn Kids	94	1	-	95	91	7,900	7,900
West Elm	29	3	-	32	23	17,400	17,500
Williams-Sonoma Home	9	-	-	9	8	14,300	14,200
Outlets	17	-	-	17	16	21,300	20,500
Total	603	19	(9)	613	580	9,700	9,300

Retail net revenues in the second quarter of fiscal 2008 decreased $23,737,000, or 4.9%, compared to the second quarter of fiscal 2007. This decrease was driven by an 11.7% reduction in comparable store sales, partially offset by an 11.0% year-over-year increase in retail leased square footage, including 33 net new stores. Net revenues decreased in the Pottery Barn and Pottery Barn Kids brands, partially offset by increases in the West Elm, Williams-Sonoma Home and Williams-Sonoma brands.

Retail net revenues for year-to-date 2008 decreased by $43,562,000, or 4.6%, compared to year-to-date 2007 due to a 10.4% reduction in comparable store sales, partially offset by an 11.0% year-over-year increase in retail leased square footage, including 33 net new stores. Net revenues decreased in the Pottery Barn, Pottery Barn

Kids and Williams-Sonoma brands, partially offset by increases in the West Elm and Williams-Sonoma Home brands.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes new store openings, store remodelings, expansions and closings. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are meaningful to evaluating the performance of the retail strategy. In both fiscal 2008 and fiscal 2007, we excluded West Elm and Williams-Sonoma Home.

Percentages represent changes in comparable store sales compared to the same period in the prior year.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Percent (decrease) increase in comparable store sales	August 3, 2008		July 29, 2007		August 3, 2008		July 29, 2007
Williams-Sonoma	(4.5%	)	1.1%		(4.6%	)	0.3%
Pottery Barn	(16.0%	)	1.8%		(13.3%	)	0.3%
Pottery Barn Kids	(13.5%	)	(3.8%	)	(12.3%	)	(3.8%	)
Outlets	(12.6%	)	9.0%		(12.8%	)	9.2%
Total	(11.7%	)	1.2%		(10.4%	)	0.2%

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

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Dollars in thousands	August 3, 2008		July 29, 2007	August 3, 2008		July 29, 2007
Catalog revenues[1]	$91,252		$135,041	$187,964		$266,252
Internet revenues[1]	265,130		237,379	516,651		468,843
Total direct-to-customer revenues[1]	$356,382		$372,420	$704,615		$735,095
Percent (decrease) increase in direct-to-customer revenues	(4.3%	)	2.8%	(4.1%	)	1.7%
Percent (decrease) increase in number of catalogs circulated	(20.5%	)	8.6%	(18.4%	)	2.4%
Percent (decrease) increase in number of pages circulated	(31.1%	)	9.2%	(28.1%	)	7.4%

1Approximately 60% of our company-wide non-gift registry Internet revenues are driven by customers who recently received a catalog and approximately 40% are incremental to the direct-to-customer channel.

Direct-to-customer net revenues in the second quarter of fiscal 2008 decreased $16,038,000, or 4.3%, compared to the second quarter of fiscal 2007. This decrease was driven by declining net revenues in the Pottery Barn, Pottery Barn Kids and Williams-Sonoma Home brands, partially offset by increasing net revenues in the PBteen, West Elm and Williams-Sonoma brands. This decrease was also impacted by a decrease in catalog and page circulation of 20.5% and 31.1%, respectively (consistent with our catalog circulation optimization strategy), as well as an estimated $2,600,000 negative impact associated with a voluntary product recall in the Pottery Barn brand. Net revenues generated in our Internet business, which continued to be our fastest growing shopping channel, increased 11.7% to $265,130,000 in the second quarter of fiscal 2008 compared to $237,379,000 in the second quarter of fiscal 2007.

Direct-to-customer net revenues for year-to-date 2008 decreased $30,480,000, or 4.1%, compared to year-to-date 2007. This decrease was driven by declining net revenues in the Pottery Barn, Pottery Barn Kids and Williams-Sonoma Home brands, partially offset by increasing net revenues in the PBteen, West Elm and Williams-Sonoma brands. This decrease was also impacted by a decrease in catalog and page circulation of 18.4% and 28.1%, respectively (consistent with our catalog circulation optimization strategy), as well as an estimated $2,600,000 negative impact associated with a voluntary product recall in the Pottery Barn brand. Net revenues generated in our Internet business, which continued to be our fastest growing shopping channel, increased 10.2% to $516,651,000 for year-to-date 2008 compared to $468,843,000 for year-to-date 2007.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 3, 2008	% Net Revenues	July 29, 2007	% Net Revenues	August 3, 2008	% Net Revenues	July 29, 2007	% Net Revenues
Cost of goods sold	$540,774	66.0%	$539,301	62.8%	$1,046,339	65.3%	$1,053,382	62.9%

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

Second Quarter of Fiscal 2008 vs. Second Quarter of Fiscal 2007

Cost of goods sold increased by $1,473,000, or 0.3%, in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Cost of goods sold as a percentage of net revenues increased to 66.0% in the second quarter of fiscal 2008 from 62.8% in the second quarter of fiscal 2007. This increase as a percentage of net revenues was primarily driven by an increase in cost of merchandise sold, including increased markdowns, the deleverage of fixed occupancy expenses due to declining sales and an increase in inventory related reserves, partially offset by the favorable benefit of the company’s ongoing replacement and damages initiatives.

In the retail channel, cost of goods sold as a percentage of net revenues increased 450 basis points in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. This increase as a percentage of net revenues primarily resulted from the deleverage of fixed occupancy expenses due to declining sales, an increase in cost of merchandise sold, including increased markdowns and an increase in inventory related reserves, partially offset by the favorable benefit of the company’s ongoing replacement and damages initiatives.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 150 basis points in the second quarter of 2008 compared to the second quarter of 2007. This increase as a percentage of net revenues primarily resulted from an increase in cost of merchandise sold, including increased markdowns, the deleverage of fixed occupancy expenses due to declining sales and an increase in inventory related reserves, partially offset by the favorable benefit of the company’s ongoing replacement and damages initiatives.

Year-to-Date 2008 vs. Year-to-Date 2007

Cost of goods sold for year-to-date 2008 decreased by $7,043,000, or 0.7%, compared to year-to-date 2007. Cost of goods sold as a percentage of net revenues increased to 65.3% for year-to-date 2008 from 62.9% for year-to-date 2007. This increase as a percentage of net revenues was primarily driven by the deleverage of fixed occupancy expenses due to declining sales and an increase in cost of merchandise sold, including increased markdowns, partially offset by the favorable benefit of the company’s ongoing replacement and damages initiatives. For the remainder of fiscal 2008, as compared to prior year, we expect these trends to continue.

In the retail channel, cost of goods sold as a percentage of net revenues increased 370 basis points for year-to-date 2008 compared to year-to-date 2007. This increase as a percentage of net revenues primarily resulted from the deleverage of fixed occupancy expenses due to declining sales, an increase in cost of merchandise sold, including increased markdowns and an increase in inventory related reserves, partially offset by the favorable benefit of the company’s ongoing replacement and damages initiatives.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 90 basis points for year-to-date 2008 compared to year-to-date 2007. This increase as a percentage of net revenues primarily resulted from an increase in cost of merchandise sold, including increased markdowns and the deleverage of fixed occupancy expenses due to declining sales, partially offset by the favorable benefit of the company’s ongoing replacement and damages initiatives and a reduction in customer shipping costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 3, 2008	% Net Revenues	July 29, 2007	% Net Revenues	August 3, 2008	% Net Revenues	July 29, 2007	% Net Revenues
Selling, general and administrative expenses	$253,424	30.9%	$277,227	32.3%	$512,760	32.0%	$550,755	32.9%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution warehouses, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.

Due to their distinct distribution and marketing strategies, we experience differing employment and advertising costs as a percentage of net revenues within the retail and direct-to-customer channels. Store employment costs represent a greater percentage of retail net revenues than employment costs as a percentage of net revenues within the direct-to-customer channel. However, catalog advertising expenses are greater within the direct-to- customer channel than the retail channel.

Second Quarter of Fiscal 2008 vs. Second Quarter of Fiscal 2007

Selling, general and administrative expenses decreased by $23,803,000, or 8.6%, in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Selling, general and administrative expenses as a percentage of net revenues decreased to 30.9% in the second quarter of fiscal 2008 from 32.3% in the second quarter of fiscal 2007. This decrease as a percentage of net revenues was primarily due to a benefit of approximately $16,000,000 related to a gain on the sale of a corporate aircraft and reduced advertising costs due to the rollout of our catalog circulation optimization strategy, partially offset by deleverage of our employment costs due to declining sales.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased 180 basis points in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. This increase as a percentage of net revenues was primarily due to deleverage of our employment costs due to declining sales and an increase in other general expenses.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 70 basis points in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. This decrease as a percentage of net revenues was primarily driven by reduced advertising costs due to the rollout of our catalog circulation optimization strategy, partially offset by deleverage of our employment costs due to declining sales.

Year-to-Date 2008 vs. Year-to-Date 2007

Selling, general and administrative expenses for year-to-date 2008 decreased by $37,995,000, or 6.9%, compared to year-to-date 2007. Selling, general and administrative expenses as a percentage of net revenues decreased to 32.0% for year-to-date 2008 from 32.9% for year-to-date 2007. This decrease as a percentage of net revenues was primarily driven by a benefit of approximately $16,000,000 related to a gain on the sale of a corporate aircraft, a benefit of approximately $9,350,000 related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its expiration, partially offset by deleverage of our employment costs due to declining sales. Although total advertising costs as a percentage of net revenues were relatively flat for year-to-date 2008 compared to year-to-date 2007, we saw a reduction in catalog advertising costs due to the second quarter of fiscal 2008 rollout of our catalog circulation optimization strategy. We expect to see catalog advertising costs continue to decline throughout the remainder of fiscal 2008.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased 10 basis points for year-to-date 2008 compared to year-to-date 2007. This increase as a percentage of net revenues was primarily driven by deleverage of our employment costs due to declining sales, partially offset by the incentive payment received from a landlord to compensate us for terminating a store lease prior to its expiration.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues increased 20 basis points for year-to-date 2008 compared to year-to-date 2007. This increase as a percentage of net revenues was primarily driven by deleverage of our employment costs due to declining sales. Although total advertising costs as a percentage of direct-to-customer net revenues were relatively flat for year-to-date 2008 compared to year-to-date 2007, we saw a reduction in catalog advertising costs due to the second quarter of fiscal 2008 rollout of our catalog circulation optimization strategy. We expect to see catalog advertising costs continue to decline throughout the remainder of fiscal 2008.

INTEREST INCOME

Interest income was $187,000 in the second quarter of fiscal 2008, compared to $1,031,000 in the second quarter of fiscal 2007, and is comprised primarily of income from short-term investments classified as cash and cash equivalents. For year-to-date 2008, interest income was $763,000 compared to $3,501,000 for year-to-date 2007. The decrease in interest income during the second quarter of fiscal 2008 and year-to-date 2008 compared to the second quarter of fiscal 2007 and year-to-date 2007 resulted from lower average cash balances and lower average interest rates associated with these investments during fiscal 2008 compared to fiscal 2007, after returning approximately $144,862,000 to our shareholders through share repurchases and dividends over the past 12 months.

INCOME TAXES

Our effective tax rate was 27.1% and 40.2% for the second quarter of fiscal 2008 and the second quarter of fiscal 2007, respectively, and 31.8% and 40.2% for year-to-date 2008 and year-to-date 2007, respectively. The decrease in the effective tax rate during the second quarter of 2008 and year-to-date 2008 was primarily due to certain favorable income tax resolutions in fiscal 2008. We expect our effective tax rate to be in the range of 37.2% to 37.6% in fiscal 2008. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of August 3, 2008, we held $38,544,000 in cash and cash equivalent funds. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2008, we plan to utilize our cash resources to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, purchases of property and equipment and dividend payments. In addition to the current cash balances on-hand, we have a $300,000,000 credit facility available as of August 3, 2008 that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. As of August 3, 2008, no amounts were outstanding under our credit facility. However, as of August 3, 2008, $36,229,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

For year-to-date 2008, net cash provided by operating activities was $10,812,000 compared to net cash used in operating activities of $41,228,000 for year-to-date 2007. Net cash provided by operating activities for year-to-date 2008 was primarily attributable to an increase in deferred rent and lease incentives and a decrease in merchandise inventories, partially offset by the payment of income taxes and a decrease in accounts payable due to the timing of payments.

For year-to-date 2008, net cash used in investing activities was $65,454,000 compared to net cash used in investing activities of $90,688,000 for year-to-date 2007. For year-to-date 2008, purchases of property and equipment were $112,721,000, comprised of $78,208,000 for stores, $26,189,000 for systems development projects (including e-commerce websites) and $8,324,000 for distribution, facility infrastructure and other projects. Net cash used in investing activities was partially offset by proceeds from the sale of a corporate aircraft of $46,787,000.

In fiscal 2008, we anticipate investing $200,000,000 to $220,000,000 in the purchase of property and equipment, primarily for the construction of 30 new stores and 24 remodeled or expanded stores, systems development projects (including e-commerce websites), and distribution, facility infrastructure and other projects.

For year-to-date 2008, net cash used in financing activities was $25,276,000 compared to net cash used in financing activities of $88,479,000 for year-to-date 2007. Net cash used in financing activities for year-to-date 2008 was primarily due to the payment of dividends.

Related Party Transaction

On May 16, 2008, we completed two transactions relating to our corporate aircraft. First, we were able to take advantage of a robust corporate aircraft market and sold our Bombardier Global Express airplane for approximately $46,787,000 in cash (a net after-tax cash benefit of approximately $29,000,000) to an unrelated third party. This resulted in a gain on sale of asset of approximately $16,000,000, or $0.09 per diluted share, in the second quarter of fiscal 2008. Second, in order to address our ongoing aircraft needs, we entered into an Aircraft Lease Agreement (the “Lease Agreement”) with a limited liability company (the “LLC”) owned by W. Howard Lester, our Chief Executive Officer, Chairman of the Board of Directors and a significant shareholder, for use of a Bombardier Global 5000 owned by the LLC. These transactions were approved by our Board of Directors.

Under the terms of the Lease Agreement, in exchange for use of the aircraft, we will pay the LLC $375,000 for each of the thirty-six months of the lease term through May 15, 2011. We are also responsible for all use-related costs associated with the aircraft, including fixed costs such as crew salaries and benefits, insurance and hangar costs, and all direct operating costs. Closing costs associated with the Lease Agreement were divided evenly between us and the LLC, and each party paid its own attorney and advisor fees. The Lease Agreement is subject to early termination by either party, with 90 days prior written notice, if Mr. Lester retires or otherwise withdraws from active management of the company.

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

During the second quarter of fiscal 2008, no shares of our common stock were repurchased and $150,000,000 of our common stock remains available for repurchase.

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

Impact of Inflation

The impact of inflation on results of operations was not significant for year-to-date 2008 or year-to-date 2007.

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

Interest Rate Risk

As of August 3, 2008, we have three debt instruments with variable interest rates which subject us to risks associated with changes in interest rates (the interest payable on our credit facility, our Mississippi industrial development bond and the bond-related debt associated with one of our Memphis-based distribution facilities). As of August 3, 2008, the total outstanding principal balance on these instruments was $13,805,000 (with a weighted average interest rate of approximately 2.7%). If interest rates on these existing variable rate debt instruments rose 27 basis points (an approximate 10% increase in the associated variable rates as of August 3, 2008), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of August 3, 2008, our investments, made solely in money market funds, are stated at cost and approximate their fair values. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 5% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during the year-to-date 2008 and year-to-date 2007. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs associated with any currency devaluation may have on our financial statements or results of operations.

In addition, as of August 3, 2008, we have 15 retail stores in Canada and limited operations in both Europe and Asia, each of which expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during year-to-date 2008 or year-to-date 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of August 3, 2008, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

If we are unable to identify and analyze factors affecting our business, anticipate changing consumer preferences and buying trends, and manage our inventory commensurate with customer demand, our sales levels and profit margin may decline.

Our success depends, in large part, upon our ability to identify and analyze factors affecting our business and to anticipate and respond in a timely manner to changing merchandise trends and customer demands. For example, in the specialty home products business, style and color trends are constantly evolving. Consumer preferences cannot be predicted with certainty and may change between selling seasons. Changes in customer preferences and buying trends may also affect our brands differently. We must be able to stay current with preferences and trends in our brands and address the customer tastes for each of our target customer demographics. We must also be able to identify and adjust the customer offerings in our brands to cater to customer demands. For example, a change in customer preferences for children’s room furnishings may not correlate to a similar change in buying trends for other home furnishings. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly, and we may be required to mark down certain products to sell the resulting excess inventory or to sell such inventory through our outlet stores or other liquidation channels at prices which are significantly lower than our retail prices, either of which would negatively impact our business and operating results.

In addition, we must manage our inventory effectively and commensurate with customer demand. Much of our inventory is sourced from vendors located outside the United States. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, up to twelve months in advance of the applicable selling season and frequently before trends are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. Our vendors also may not have the capacity to handle our demands. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate, and our business and operating results may be negatively impacted.

We are unable to control many of the factors affecting consumer spending, and declines in consumer spending on home furnishings in general and our products in particular could reduce demand for our products.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, fuel prices, recession and fears of recession, war and fears of war, inclement weather, consumer debt, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. In particular, an economic downturn leads to decreased discretionary spending, which adversely impacts the specialty retail business. These factors may also affect our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

Our sales may be negatively impacted by increasing competition from companies with brands or products similar to ours.

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

We depend on key domestic and foreign agents and vendors for timely and effective sourcing of our merchandise, and we may not be able to acquire products in sufficient quantities and at acceptable prices to meet our needs which would impact our operations and financial results.

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

In addition, we are subject to certain risks, including availability of raw materials, labor disputes, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, and general economic and political conditions that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at a price that is commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs. Further, any merchandise that does not meet our quality standards could become subject to a recall, which would damage our reputation and brands, and harm our business.

Our dependence on foreign vendors and our increased overseas operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.

In fiscal 2007, we sourced our products from vendors in 43 countries outside of the United States. Approximately 60% of our merchandise purchases were foreign-sourced, primarily from Asia and Europe. Our dependence on foreign vendors means that we may be affected by declines in the relative value of the U.S. dollar to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Although approximately 95% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

A number of factors that affect our ability to successfully open new stores are beyond our control, and these factors may harm our ability to expand our retail operations and harm our ability to increase our sales and profits.

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

Our business and operating results may be harmed if we are unable to timely and effectively deliver merchandise to our stores and customers.

The success of our business depends on our ability to timely and effectively deliver merchandise to our stores and customers. We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales and timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from all of our stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to our customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, natural disasters and possible acts of terrorism associated with such carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have increased substantially and airline and other transportation companies struggle to operate profitably, which could lead to increased fulfillment expenses. The increased fulfillment costs could negatively affect our business and operating results by increasing our transportation costs and decreasing the efficiency of our shipments.

Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results.

Our direct-to-customer business depends on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations and our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, system issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, disruptions in our third party labor contracts, natural disasters or adverse weather conditions. Industries that are particularly seasonal, such as the home products business, face a higher risk of harm from operational disruptions during peak sales seasons. These problems could result in a reduction in sales as well as increased selling, general and administrative expenses.

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

Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters and other unexpected events, any of which could result in an interruption in our business and harm our operating results.

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

Declines in our comparable store sales may harm our operating results and cause a decline in the market price of our common stock.

Our success depends upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, increased catalog circulation, continued strength in our

Internet business and fluctuation in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided.

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

Catalog mailings are an important component of our business. Postal rate increases, paper costs, printing costs and other catalog distribution costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, which could be changed or discontinued at any time. Our cost of paper has fluctuated significantly during the past three fiscal years, and our paper costs are expected to increase in the future. Future increases in postal rates, paper costs or printing costs would have a negative impact on our operating results to the extent that we are unable to offset such increases by raising prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems.

We have historically experienced fluctuations in customer response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom the catalogs are mailed, changes in mailing strategies, and the sizing and timing of delivery of the catalogs. In addition, environmental organizations and other consumer advocacy groups may attempt to create an unfavorable impression of our paper use in catalogs and our distribution of catalogs generally, which may have a negative effect on our sales and our reputation. In addition, we depend upon external vendors to print our catalogs. The failure to effectively produce or distribute our catalogs could affect the timing of catalog delivery. The timing of catalog delivery has been and can be affected by postal service delays. Any delays in the timing of catalog delivery could cause customers to forego or defer purchases.

If we are unable to effectively manage our Internet business, our reputation and operating results may be harmed.

Our Internet business constitutes a significant part of our sales success. The success of our Internet business depends, in part, on factors over which we have limited control. We must successfully respond to changing consumer preferences and buying trends relating to Internet usage. We are also vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, computer viruses, changes in applicable federal and state regulation, security breaches and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of improved technology, creative user interfaces and other Internet marketing tools, which may increase costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our Internet business, as well as damage our reputation and brands.

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

If we are unable to manage successfully the complexities associated with a multi-channel and multi-brand business, we may suffer declines in our existing business and our ability to attract new business.

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

If we are unable to introduce new brands and brand extensions successfully, or to reposition existing brands, we may not be able to grow our business.

We have in the past and may in the future introduce new brands and brand extensions, or reposition existing brands. Our newest brands – West Elm, PBteen and Williams-Sonoma Home – and any other new brands, however, may not be successful growth vehicles. In January 2006, we announced our decision to transition the merchandising strategies of our Hold Everything brand into our other existing brands. Further, if we devote time and resources to new brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, or to reposition brands, in a manner that improves our overall business and operating results.

Our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures might increase our expenses and have a negative impact on our business.

We believe that commercial insurance coverage is prudent in certain areas for risk management. Insurance costs may increase substantially in the future and may be affected by natural catastrophes, fear of terrorism and financial irregularities and other fraud at publicly-traded companies. In addition, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and attendant expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.

Our inability or failure to protect our intellectual property would have a negative impact on our brands, goodwill and operating results.

Our trademarks, service marks, copyrights, patents, trade dress rights, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our sales. In industries in which many competitors market and sell similar products, protection of intellectual property and maintenance of distinct branding are particularly important. We may not be able to adequately protect our intellectual property. In addition, the costs of defending our intellectual property may adversely affect our operating results.

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

Our operating results may be harmed by unsuccessful management of our employment, occupancy and other operating costs, and the operation and growth of our business may be harmed if we are unable to attract qualified personnel.

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially during peak sales seasons, and incur other expenses to support new brands and brand extensions, as well as the opening of new stores and direct-to-customer growth of our existing brands. From time to time, we may also experience union organizing activity in currently non-union facilities. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits against retail companies, especially in California.

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

If our operating and financial performance in any given period do not meet the extensive guidance that we have provided to the public, our stock price may decline.

We provide extensive public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our shareholders and potential shareholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could significantly decline.

A variety of factors, including seasonality, may cause our quarterly operating results to fluctuate, leading to volatility in our stock price.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas. A significant portion of our revenues and net earnings has been realized during the period from October through December each year. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses prior to and during peak selling seasons, particularly October through December, including fixed catalog production and mailing costs and the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. If, for any reason, we were to realize significantly lower-than-expected revenues or net earnings during the October through December selling season or during any of our other holiday selling seasons, our business and operating results would be harmed.

We may require external funding sources for operating funds, which may cost more than we expect and negatively impact our expenses and operating results.

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

If we are unable to pay quarterly dividends at intended levels or continue our stock repurchase programs, our reputation and stock price may be harmed.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

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

If we do not properly account for our unredeemed gift certificates, gift cards and merchandise credits, our operating results will be harmed.

We maintain a liability for unredeemed gift certificates, gift cards and merchandise credits until the earlier of redemption, escheatment or four years. After four years, the remaining unredeemed gift certificate, gift card or merchandise credit liability is relieved and recorded within selling, general and administrative expenses. In the event that a state or states were to require that the unredeemed amounts should have been escheated to that state or states, our business and operating results would be harmed. Further, in the event that our historical redemption patterns change in the future, we might change the minimum time period for maintaining a liability for unredeemed gift certificates on our balance sheets, which would affect our operating results.

Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results and stock price.

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

If we fail to attract and retain key personnel, our business and operating results may be harmed.

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

In addition, our main offices are located in the San Francisco Bay Area, where competition for personnel with retail and technology skills is intense. If we fail to identify, attract, retain and motivate these skilled personnel, our business may be harmed. Further, in the event we need to hire additional personnel, we may experience difficulties in attracting and successfully hiring such individuals due to significant competition for highly skilled personnel in our market.

We may be exposed to risks and costs associated with credit card fraud and identity theft that could cause us to incur unexpected expenditures and loss of revenue.

A significant portion of our customer orders are placed through our website or through our customer care centers. In order for our direct-to-customer channel to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we take the security of our systems and the privacy of our customers’ confidential information seriously, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our website and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could harm our business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on June 11, 2008. At this meeting, the shareholders took the following actions:

(I) The shareholders elected each of the following persons by the vote indicated to serve as a member of our Board of Directors until the next Annual Meeting of Shareholders or until his successor is elected and qualified:

Name	For	Withheld
W. Howard Lester	98,007,995	852,084
Adrian D.P. Bellamy	97,975,950	884,129
Patrick J. Connolly	98,559,010	301,069
Adrian T. Dillon	98,558,280	301,799
Anthony A. Greener	98,497,282	362,797
Ted W. Hall	98,554,636	305,443
Michael R. Lynch	98,523,804	336,275
Richard T. Robertson	98,559,005	301,074
David B. Zenoff	98,503,710	356,369

(II) The shareholders ratified, by the vote indicated, the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending February 1, 2009:

For	Against	Abstain	Broker Non-Vote
98,257,737	585,213	17,129	0

(III) The shareholders approved, by the vote indicated, the Equity Award Exchange Program:

For	Against	Abstain	Broker Non-Vote
62,278,110	18,849,848	103,315	17,628,806

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1	Amended and Restated Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan
10.2	Aircraft Sale Agreements between the Company and Aero Toy Store, Inc. dated May 13, 2008 and May 16, 2008
10.3	Aircraft Lease Agreement between WHL Management LLC and the Company dated May 16, 2008
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam
Executive Vice President,
Chief Operating and Chief Financial Officer

Date: September 12, 2008