Form 10-Q
period 2008-11-02
WILLIAMS SONOMA INC
filed 2008-12-12
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2008.

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

As of November 30, 2008, 105,663,960 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 2, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	November 2, 2008	February 3, 2008	October 28, 2007
ASSETS
Current assets
Cash and cash equivalents	$22,994	$118,950	$16,285
Accounts receivable	47,113	48,052	58,199
Merchandise inventories, net	694,597	693,661	769,727
Prepaid catalog expenses	53,880	54,907	75,650
Prepaid expenses	50,904	32,276	34,266
Deferred income taxes	91,564	91,843	71,111
Other assets	9,106	10,086	7,601
Total current assets	970,158	1,049,775	1,032,839
Property and equipment, net	976,307	981,075	973,997
Non-current deferred income taxes	42,858	44,997	33,231
Other assets	16,796	18,007	17,805
Total assets	$2,006,119	$2,093,854	$2,057,872
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$232,669	$197,561	$241,901
Accrued salaries, benefits and other	82,086	95,383	90,850
Customer deposits	190,996	201,743	199,508
Income taxes payable	3,305	83,984	3,099
Current portion of long-term debt	14,568	14,734	15,769
Borrowings under line of credit	-	-	70,000
Other liabilities	12,762	18,129	24,330
Total current liabilities	536,386	611,534	645,457
Deferred rent and lease incentives	267,454	247,836	247,757
Long-term debt	10,050	11,238	11,468
Other long-term obligations	47,095	57,523	60,707
Total liabilities	860,985	928,131	965,389
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	-	-	-
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 105,664, 105,349 and 107,079 shares at November 2, 2008, February 3, 2008 and October 28, 2007, respectively	1,056	1,054	1,071
Additional paid-in capital	411,361	403,217	399,558
Retained earnings	725,674	746,201	675,983
Accumulated other comprehensive income	7,043	15,251	15,871
Total shareholders’ equity	1,145,134	1,165,723	1,092,483
Total liabilities and shareholders’ equity	$2,006,119	$2,093,854	$2,057,872

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars and shares in thousands, except per share amounts	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Net revenues	$752,052	$895,132	$2,353,457	$2,570,579
Cost of goods sold	511,572	553,051	1,557,911	1,606,433
Gross margin	240,480	342,081	795,546	964,146
Selling, general and administrative expenses	259,858	297,212	772,618	847,967
Interest income	223	322	987	3,823
Interest expense	381	512	1,156	1,548
Earnings (loss) before income taxes	(19,536)	44,679	22,759	118,454
Income tax expense (benefit)	(8,538)	17,602	4,926	47,261
Net earnings (loss)	$(10,998)	$27,077	$17,833	$71,193
Basic earnings (loss) per share	$(0.10)	$0.25	$0.17	$0.65
Diluted earnings (loss) per share	$(0.10)	$0.25	$0.17	$0.64
Shares used in calculation of earnings/loss per share:
Basic	105,635	108,308	105,501	109,743
Diluted	105,635	110,389	107,016	111,962

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
Dollars in thousands	November 2, 2008	October 28, 2007
Cash flows from operating activities:
Net earnings	$17,833	$71,193
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	110,688	102,645
Loss on disposal/impairment of assets	17,762	3,731
Gain on sale of asset	(16,115)	-
Amortization of deferred lease incentives	(23,719)	(21,364)
Deferred income taxes	1,418	(836)
Tax benefit from exercise of stock-based compensation	1,194	2,972
Stock-based compensation expense	6,031	18,829
Other	(416)	-
Changes in:
Accounts receivable	(5)	(7,910)
Merchandise inventories	(3,017)	(157,080)
Prepaid catalog expenses	1,027	(16,040)
Prepaid expenses and other assets	(17,518)	(6,509)
Accounts payable	33,951	8,295
Accrued salaries, benefits and other current and long-term liabilities	(28,905)	13,361
Customer deposits	(9,933)	11,083
Deferred rent and lease incentives	44,705	29,311
Income taxes payable	(80,661)	(89,828)
Net cash provided by (used in) operating activities	54,320	(38,147)
Cash flows from investing activities:
Purchases of property and equipment	(158,180)	(159,149)
Proceeds from sale/disposal of assets	46,787	285
Proceeds from software developer reimbursement	-	14,118
Proceeds from insurance reimbursement	632	-
Other	(213)	(429)
Net cash used in investing activities	(110,974)	(145,175)
Cash flows from financing activities:
Net borrowings under line of credit	-	70,000
Repayments of long-term obligations	(1,354)	(1,438)
Net proceeds from exercise of stock options	461	27,405
Excess tax benefit from exercise of stock-based compensation	1,032	4,926
Payment of dividends	(37,740)	(36,454)
Repurchase of common stock	-	(142,744)
Net cash used in financing activities	(37,601)	(78,305)
Effect of exchange rates on cash and cash equivalents	(1,701)	2,483
Net decrease in cash and cash equivalents	(95,956)	(259,144)
Cash and cash equivalents at beginning of period	118,950	275,429
Cash and cash equivalents at end of period	$22,994	$16,285

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirty-Nine Weeks Ended November 2, 2008 and October 28, 2007

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of November 2, 2008 and October 28, 2007, and the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended November 2, 2008 and October 28, 2007 and the condensed consolidated statements of cash flows for the thirty-nine weeks ended November 2, 2008 and October 28, 2007 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of February 3, 2008, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2008.

The results of operations for the thirteen and thirty-nine weeks ended November 2, 2008 are not necessarily indicative of the operating results of the full year.

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

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 15,959,903 shares. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of ten years, except incentive stock options that may be issued to 10% shareholders, which have a maximum term of five years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date or not less than 110% of such closing price for an incentive stock option granted to a 10% shareholder. Option awards granted to employees generally vest over a period of four to five years. Stock awards granted to employees generally vest over a period of three to five years for service based awards. Certain option and stock awards contain vesting acceleration clauses in the event of a merger or similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of shareholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises will be funded with the issuance of new shares.

Stock-Based Compensation Expense

We account for stock-based compensation arrangements in accordance with SFAS No. 123R, “Share-Based Payment,” which requires us to measure and record compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method.

During the thirteen weeks ended November 2, 2008, we recognized a net stock-based compensation benefit, as a component of selling, general and administrative expenses, of $7,147,000 (expense of $3,342,000 for option awards offset by a net benefit of $10,489,000 for stock awards, which included the approximate $11,023,000 reversal of compensation expense related to performance-based stock awards). During the thirty-nine weeks ended November 2, 2008, we recognized net stock-based compensation expense of $6,031,000 (expense of $12,453,000 for option awards offset by a net benefit of $6,422,000 for stock awards, which included the approximate $11,023,000 reversal of compensation expense related to performance-based stock awards).

During the thirteen weeks ended November 2, 2008, the performance vesting criteria contained within stock awards held by certain employees and our Board of Directors was deemed improbable of being achieved. Accordingly, all compensation expense recorded to date on these awards was reversed.

Subsequently, our Board of Directors modified these stock awards to either remove or modify the performance vesting criteria. These awards are now considered probable of vesting and have been revalued at their current fair market value.

Stock Options

The following table summarizes our stock option activity during the thirty-nine weeks ended November 2, 2008:

Shares
Balance at February 3, 2008	6,631,149
Granted[1]	-
Exercised	(571,782)
Canceled	(333,844)
Balance at November 2, 2008	5,725,523
Vested at November 2, 2008	5,161,133
Vested plus expected to vest at November 2, 2008	5,660,679

1 In fiscal 2006, we began issuing stock-settled stock appreciation rights in lieu of stock option grants. Therefore, no stock options have been granted during the thirty-nine weeks ended November 2, 2008. See the stock-settled stock appreciation rights table below.

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation rights activity during the thirty-nine weeks ended November 2, 2008:

Shares
Balance at February 3, 2008	3,286,470
Granted (weighted average fair value of $8.63)	17,000
Converted	-
Canceled	(279,960)
Balance at November 2, 2008	3,023,510
Vested at November 2, 2008	1,233,048
Vested plus expected to vest at November 2, 2008	2,654,828

Subsequent to quarter end, on November 7, 2008, we issued stock-settled stock appreciation rights for 4,706,700 shares of our common stock to certain officers and employees, which vest on a straight-line basis over four years.

The weighted-average assumptions associated with option awards issued during the thirteen and thirty-nine weeks ended November 2, 2008 and October 28, 2007 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2008[1]	October 28, 2007	November 2, 2008	October 28, 2007
Expected term (years)	-	5.1	5.1	5.0
Expected volatility	-	35.3%	41.5%	33.3%
Risk-free interest rate	-	4.2%	2.9%	4.5%
Dividend yield	-	1%	1.5%	1%

1There were no option awards issued during the thirteen weeks ended November 2, 2008.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirty-nine weeks ended November 2, 2008:

Shares
Balance at February 3, 2008	831,800
Granted	473,464
Released	(15,900)
Canceled	(66,186)
Balance at November 2, 2008	1,223,178
Vested at November 2, 2008	-
Expected to vest at November 2, 2008	1,097,408

Other Long-Term Incentive Awards

In fiscal 2008, we began issuing long-term cash-based awards to certain employees. The cash award allows the recipient to receive a fixed cash payment upon vesting, which typically occurs at the end of a four-year service period. Compensation expense for these cash awards is recorded on a straight-line basis over the term of the award based on the value of the award ultimately expected to vest and is recorded as a liability within other long-term liabilities. During the thirteen weeks ended November 2, 2008, no cash awards were issued. During the thirty-nine weeks ended November 2, 2008, we issued cash awards with a fair value of $4,509,000 to employees that vest over four years.

NOTE D. BORROWING ARRANGEMENTS

Credit Facility

As of November 2, 2008, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. As of November 2, 2008, we were in compliance with our financial covenants under the credit facility. On December 3, 2008, as a proactive response to the significant changes to the macro-environment, we amended our revolving line of credit facility with similar terms to amend our covenants in order to continue to have the liquidity and financial flexibility that our credit facility provides us. The amended revolving line of credit facility contains certain financial covenants, including an amended maximum leverage ratio (funded debt adjusted for lease and rent expense to EBITDAR), the addition of a minimum fixed charge coverage ratio and covenants limiting our ability to repurchase shares of our stock or increase our dividend, in addition to covenants limiting our ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens and make investments. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our subsidiaries that have guaranteed our credit facility to pay the full amount of our obligations under the credit facility. The amended credit facility continues to mature on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio, or (ii) LIBOR plus a margin based on our leverage ratio. As of November 2, 2008 and October 28, 2007, zero and $70,000,000, respectively, was outstanding under the credit facility. However, as of November 2, 2008, $38,479,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions.

Letter of Credit Facilities

We have five unsecured commercial letter of credit reimbursement facilities, each of which expires on September 4, 2009. The aggregate credit available under all letter of credit facilities is $165,000,000. Consistent with our revolving line of credit facility, on December 3, 2008, we amended our letter of credit facilities. The letter of credit facilities contain substantially similar covenants and provide for substantially similar events of default as the credit facility. Interest on amounts outstanding under the letter of credit facilities accrues at the lender’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of November 2, 2008, an aggregate of $57,645,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of November 2, 2008. The latest expiration possible for any future letters of credit issued under the facilities is February 1, 2010.

NOTE E. COMPREHENSIVE INCOME

Comprehensive income for the thirteen and thirty-nine weeks ended November 2, 2008 and October 28, 2007 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Net earnings (loss)	$(10,998)	$27,077	$17,833	$71,193
Other comprehensive income (loss) -
Foreign currency translation adjustment	(7,063)	2,320	(8,207)	8,098
Net unrealized gain (loss) on investment	6	1	-	(11)
Comprehensive income (loss)	$(18,055)	$29,398	$9,626	$79,280

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

The following is a reconciliation of net earnings (loss) and the number of shares used in the basic and diluted earnings (loss) per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings (Loss)	Weighted Average Shares		Per Share Amount
Thirteen weeks ended November 2, 2008
Basic	$(10,998)	105,635		$(0.10)
Effect of dilutive stock-based awards	-	-
Diluted	$(10,998)	105,635	[1]	$(0.10)
Thirteen weeks ended October 28, 2007
Basic	$27,077	108,308		$0.25
Effect of dilutive stock-based awards	-	2,081
Diluted	$27,077	110,389		$0.25
Thirty-nine weeks ended November 2, 2008
Basic	$17,833	105,501		$0.17
Effect of dilutive stock-based awards	-	1,515
Diluted	$17,833	107,016		$0.17
Thirty-nine weeks ended October 28, 2007
Basic	$71,193	109,743		$0.65
Effect of dilutive stock-based awards	-	2,219
Diluted	$71,193	111,962		$0.64

1 Due to the net loss recognized for the thirteen weeks ended November 2, 2008, all stock-based awards were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock-based awards of 9,972,000 and 5,631,000 for the thirteen weeks ended and 6,450,000 and 4,808,000 for the thirty-nine weeks ended November 2, 2008 and October 28, 2007, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

NOTE G. LEGAL PROCEEDINGS

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes are not currently material. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail	Direct-to- Customer	Unallocated	Total
Thirteen weeks ended November 2, 2008
Net revenues[1]	$424,392	$327,660	$-	$752,052
Depreciation and amortization expense	24,803	5,436	6,743	36,982
Earnings (loss) before income taxes[2,3]	(23,193)	41,467	(37,810)	(19,536)
Capital expenditures	34,245	4,904	6,310	45,459
Thirteen weeks ended October 28, 2007
Net revenues[1]	$494,282	$400,850	$-	$895,132
Depreciation and amortization expense	23,215	4,519	6,153	33,887
Earnings (loss) before income taxes	27,133	67,211	(49,665)	44,679
Capital expenditures	45,013	10,410	13,358	68,781
Thirty-nine weeks ended November 2, 2008
Net revenues[1]	$1,321,182	$1,032,275	$-	$2,353,457
Depreciation and amortization expense	74,876	15,655	20,157	110,688
Earnings (loss) before income taxes[2,3,4,5]	1,252	143,644	(122,137)	22,759
Assets[6]	1,204,670	330,267	471,182	2,006,119
Capital expenditures	122,628	14,455	21,097	158,180
Thirty-nine weeks ended October 28, 2007
Net revenues[1]	$1,434,634	$1,135,945	$-	$2,570,579
Depreciation and amortization expense	69,777	14,281	18,587	102,645
Earnings (loss) before income taxes	88,235	181,235	(151,016)	118,454
Assets[6]	1,198,954	408,836	450,082	2,057,872
Capital expenditures	101,369	18,826	38,954	159,149

1 Includes revenues in the retail channel of $18.0 million and $19.1 million for the thirteen weeks ended November 2, 2008 and October 28, 2007, respectively, and $56.4 million and $53.0 million for the thirty-nine weeks ended November 2, 2008 and October 28, 2007, respectively, related to our foreign operations.

2 Unallocated costs before income taxes include an approximate $11.0 million benefit related to the reversal of expense associated with certain performance-based stock awards.

3 Includes a third quarter loss of $12.3 million in the retail channel related to asset impairment charges in our retail stores.

4 Includes a benefit in the retail channel of approximately $9.4 million related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its expiration, partially offset by accelerated depreciation of $1.1 million related to the early termination of this lease.

5 Unallocated loss before income taxes includes a benefit of approximately $16.0 million related to a gain on the sale of a corporate aircraft.

6 Includes $29.4 million and $28.7 million of long-term assets as of November 2, 2008 and October 28, 2007, respectively, related to our foreign operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include projections of earnings, revenues or financial items, including the impact of accounting changes and our expected effective tax rate, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance of our brands, statements related to macroeconomic and retail trends, statements related to seasonal marketing and merchandising, statements related to the long-term growth potential of PBteen, statements related to implementing strategies to drive increased customer traffic and enhance customer value, statements related to pressure on our gross margins and reducing inventory levels, statements relating to evaluating the market potential for Williams-Sonoma Home, statements related to a reduction in 2009 inventory receipts, statements related to a reduction in 2009 selling, general and administrative expense, statements related to our returns, replacements and damages reductions initiative, statements related to a reduction in 2009 gross capital spending; statements related to our plan to close underperforming stores, statements related to the implementation of a strategic pricing and promotion plan, statements related to our catalog circulation strategy, statements related to a continued decline in catalog advertising expenditures, statements related to the adequacy and use of our available cash, including the payment of a dividend, statements related to our projected capital expenditures, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

Third Quarter of Fiscal 2008 Financial Results

During the third quarter of fiscal 2008, the continuing deterioration in the macroeconomic environment, including the unprecedented downturn in the U.S. financial market, had a significant negative impact on our business. Throughout the quarter, we saw steady declines in mall traffic and a weaker consumer response in our direct-to-customer channel. As a result, net revenues decreased 16.0% to $752,052,000 from $895,132,000 in the third quarter of fiscal 2007. In addition, we saw comparable store sales progressively decline from negative 14.0% in August to negative 27.6% in October. This decrease was primarily driven by declining net revenues in the Pottery Barn and Pottery Barn Kids brands. All brands, however, had progressively declining net revenues during the quarter.

For the third quarter of fiscal 2008, diluted loss per share was ($0.10) compared to diluted earnings per share of $0.25 for the third quarter of fiscal 2007, a decrease of $0.35 per diluted share.

Retail net revenues in the third quarter of fiscal 2008 decreased $69,890,000, or 14.1%, compared to the third quarter of fiscal 2007. This decrease was primarily driven by progressive declines in mall traffic and the weakening retail environment, resulting in a 21.4% reduction in comparable store sales. This decrease was partially offset by an 8.3% year-over-year increase in retail leased square footage, including 29 net new stores. Net revenues decreased in the Pottery Barn, Pottery Barn Kids, Williams-Sonoma, and Williams-Sonoma Home brands, partially offset by an increase in the West Elm brand.

Direct-to-customer net revenues in the third quarter of fiscal 2008 decreased $73,190,000, or 18.3%, compared to the third quarter of fiscal 2007. This decrease was primarily driven by declining net revenues in the Pottery Barn and Pottery Barn Kids brands. All brands, however, had declining net revenues during the quarter. This decrease was also impacted by a planned decrease in catalog and page circulation of 14.6% and 26.1%, respectively (consistent with our catalog circulation optimization strategy). In addition, net revenues generated in our Internet business decreased 7.1% to $247,463,000 in the third quarter of fiscal 2008 compared to $266,271,000 in the third quarter of fiscal 2007.

In our core brands, net revenues in the third quarter of fiscal 2008 decreased 17.9%, primarily driven by decreases in the Pottery Barn, Pottery Barn Kids and Williams-Sonoma brands. In the Pottery Barn brand, net revenues in the third quarter decreased 23.8% with declining trends throughout the quarter in all channels. This decrease was partially driven by planned reductions in catalog circulation and a particularly challenging third quarter in the retail channel with comparable store sales decreasing 27.6%, a directional trend that we expect will continue for the remainder of the year. Merchandise margins were also lower during the quarter as we increased markdowns to react to weak traffic and a more promotional retail environment. In the Pottery Barn Kids brand, net revenues in the third quarter decreased 16.0%, partially driven by planned reductions in catalog circulation and a comparable store sales decline of 20.0%, a directional trend we expect will continue for the remainder of the year. Merchandise margins were also significantly lower than last year due to increased markdowns and promotions to increase traffic. We continue to believe that the macro-environment is having a significant impact on this brand. In the Williams-Sonoma brand, net revenues in the third quarter decreased 5.7%, with year-over-year decreases in both channels. The performance in the retail channel was primarily driven by an 11.4% decrease in comparable store sales, partially offset by incremental revenues from new and expanded stores. While the Williams-Sonoma brand continued to be more resilient than our other home furnishings brands, it too was negatively impacted by the progressive declines in mall traffic and the weakening retail environment in the third quarter.

In our emerging brands (West Elm, PBteen and Williams-Sonoma Home), net revenues in the third quarter of fiscal 2008 decreased 4.4%, driven by decreases in the Williams-Sonoma Home, West Elm and PBteen brands. In the West Elm brand, the impact of the macroeconomic environment in the third quarter was much less pronounced than in our other home furnishings brands. Although net revenues declined due to lower traffic in our existing retail stores and a weaker consumer response in the direct-to-customer channel, these declines were partially offset by incremental sales from new stores. In the PBteen brand, after delivering positive year-over-year net revenue growth in both August and September, the net revenues significantly declined in October and the brand ended the quarter with negative revenue growth for the first time in its history. While this decline was extremely disappointing, we believe that the issues facing the brand are of a macro nature and not brand-specific. We continue to believe in the long-term growth potential of PBteen as it solidifies its positioning in the Pottery Barn portfolio of brands. In the Williams-Sonoma Home brand, the substantial downturn in the macroeconomic environment and the high-end retail sector in general has had a significant impact on the performance of this brand in both channels. Therefore, as we look forward to the fourth quarter, we are aggressively implementing strategies to drive increased traffic to the brand and enhance value to our customers. Despite these initiatives, we are cognizant of the challenges facing this brand in these economic times. At a minimum, we know that our current sales projections are going to put pressure on our gross margins as we reduce inventory levels. Additionally, we are strategically evaluating the overall market potential for Williams-Sonoma Home in this economic environment.

From an inventory perspective, merchandise inventories decreased $75,130,000, or 9.8%, to $694,597,000 as of November 2, 2008 from $769,727,000 as of October 28, 2007. The primary contributor to this decrease was a reduction in units across all brands, which drove a $66,166,000 reduction in the Pottery Barn core brands, a $22,159,000 decrease in the emerging brands and a $9,551,000 decrease in the Williams-Sonoma brand. These reductions were partially offset by a $22,746,000 increase in the fixed investment in new and remodeled stores for all brands and by increased cost and mix shift impacts in the Williams-Sonoma brand.

In addition, our prepaid catalog expenses decreased $21,770,000 to $53,880,000 as of November 2, 2008 from $75,650,000 as of October 28, 2007. This decrease was primarily driven by significant reductions in catalog and page circulation related to our catalog circulation optimization strategy, partially offset by cost increases in paper and postage.

Third Quarter of Fiscal 2008 Operational Results

Throughout this year, we have consistently focused on improving our merchandising, our inventory planning, our marketing efficiency and our supply chain operations.

In direct marketing, we continued to move forward with our catalog circulation optimization strategy which greatly contributed to a reduction in advertising expenses during the quarter. Due to the success of this initiative, we are looking at new ways to expand this strategy over the next several quarters.

In our supply chain, we once again delivered meaningful customer service and continued to see a benefit from our returns, replacements and damages initiative. This has been a key initiative for us and we believe there is still significant opportunity to further reduce our costs as we continue to assume greater control over our furniture operations in Asia and the in-home furniture delivery process in key markets.

Fiscal 2008

As we look forward to the balance of the year, it is extremely difficult to project how the recent deterioration in the U.S. economy is going to affect peak holiday spending. Our assumption is that these trends will continue for the remainder of the year. Accordingly, we are projecting our fiscal 2008 revenues to decline in the range of 15% to 17% and our annual diluted earnings per share for fiscal 2008 to decline in the range of 73% to 85%, to $0.27 to $0.47 per diluted share versus fiscal 2007.

With revenue and earnings declines of this magnitude, and a potential for additional declines in 2009 if the macroeconomic trends continue, we are taking dramatic actions, including a reduction in 2009 inventory receipts; a reduction in 2009 selling, general and administrative expense; a further reduction in returns, replacements, and damages from improving supply chain operations; a reduction in 2009 gross capital spending; an aggressive plan to close underperforming stores where possible; and the implementation of a strategic pricing and promotion plan to enhance the value proposition across all of our brands.

Further, on December 2, 2008, our Board of Directors terminated the $150,000,000 share repurchase program that it had authorized in January 2008 in response to current economic conditions and our belief that in these times it is strategically important to maintain a strong financial position and greater cash reserves.

Additionally, on December 3, 2008, as a proactive response to the significant changes to the macro-environment, we amended our $300,000,000 unsecured revolving line of credit facility and our $165,000,000 commercial letter of credit facility with similar terms to amend our covenants in order to continue to have the liquidity and financial flexibility that our credit facility provides us. (See Note D to our Condensed Consolidated Financial Statements).

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

The following table summarizes our net revenues for the thirteen weeks ended November 2, 2008 (“third quarter of fiscal 2008”) and October 28, 2007 (“third quarter of fiscal 2007”), and the thirty-nine weeks ended November 2, 2008 (“year-to-date 2008”) and October 28, 2007 (“year-to-date 2007”):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	November 2, 2008	% Total	October 28, 2007	% Total	November 2, 2008	% Total	October 28, 2007	% Total
Retail revenues	$424,392	56.4%	$494,282	55.2%	$1,321,182	56.1%	$1,434,634	55.8%
Direct-to-customer revenues	327,660	43.6%	400,850	44.8%	1,032,275	43.9%	1,135,945	44.2%
Net revenues	$752,052	100.0%	$895,132	100.0%	$2,353,457	100.0%	$2,570,579	100.0%

Net revenues for the third quarter of fiscal 2008 decreased by $143,080,000, or 16.0%, compared to the third quarter of fiscal 2007. This decrease was due to a 21.4% reduction in comparable store sales and a planned decrease in catalog and page circulation of 14.6% and 26.1%, respectively (consistent with our catalog circulation optimization strategy), partially offset by an 8.3% year-over-year increase in retail leased square footage, including 29 net new stores. This decrease was primarily driven by progressively declining revenues in all brands, primarily due to the weakening retail environment during the third quarter.

Net revenues for year-to-date 2008 decreased by $217,122,000, or 8.4%, compared to year-to-date 2007. This decrease was primarily driven by a 14.2% reduction in comparable store sales and a decrease in catalog and page circulation of 17.3% and 27.5%, respectively (consistent with our catalog circulation optimization strategy), partially offset by an 8.3% year-over-year increase in retail leased square footage, including 29 net new stores.

Net revenues decreased in the Pottery Barn, Pottery Barn Kids, Williams-Sonoma, and Williams-Sonoma Home brands, partially offset by increases in the PBteen and West Elm brands.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Dollars in thousands	November 2, 2008		October 28, 2007	November 2, 2008		October 28, 2007
Retail revenues	$424,392		$494,282	$1,321,182		$1,434,634
Percent (decrease) increase in retail revenues	(14.1%	)	5.0%	(7.9%	)	4.9%
Percent (decrease) increase in comparable store sales	(21.4%	)	1.1%	(14.2%	)	0.5%
Number of stores - beginning of period	613		580	600		588
Number of new stores	14		11	29		15
Number of new stores due to remodeling[1]	6		12	19		21
Number of closed stores due to remodeling[1]	(7)		(5)	(19)		(23)
Number of permanently closed stores	-		(1)	(3)		(4)
Number of stores - end of period	626		597	626		597
Store selling square footage at period-end	3,811,000		3,529,000	3,811,000		3,529,000
Store leased square footage (“LSF”) at period-end	6,118,000		5,647,000	6,118,000		5,647,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the period due to square footage expansion, store modification or relocation.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	August 3, 2008	Openings	Closings	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Williams-Sonoma	260	10	(6)	264	255	6,300	6,100
Pottery Barn	200	4	-	204	196	12,800	12,300
Pottery Barn Kids	95	-	(1)	94	94	7,900	7,900
West Elm	32	4	-	36	27	17,100	18,200
Williams-Sonoma Home	9	1	-	10	9	13,300	14,300
Outlets	17	1	-	18	16	20,600	20,500
Total	613	20	(7)	626	597	9,800	9,500

Retail net revenues in the third quarter of fiscal 2008 decreased $69,890,000, or 14.1%, compared to the third quarter of fiscal 2007. This decrease was primarily driven by progressive declines in mall traffic and the weakening retail environment, resulting in a 21.4% reduction in comparable store sales. This decrease was partially offset by an 8.3% year-over-year increase in retail leased square footage, including 29 net new stores. Net revenues decreased in the Pottery Barn, Pottery Barn Kids, Williams-Sonoma, and Williams-Sonoma Home brands, partially offset by an increase in the West Elm brand.

Retail net revenues for year-to-date 2008 decreased by $113,452,000, or 7.9%, compared to year-to-date 2007 due to a 14.2% reduction in comparable store sales, partially offset by an 8.3% year-over-year increase in retail leased square footage, including 29 net new stores. Net revenues decreased in the Pottery Barn, Pottery Barn Kids and Williams-Sonoma brands, partially offset by increases in the West Elm and Williams-Sonoma Home brands.

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

Percentages represent changes in comparable store sales compared to the same period in the prior year.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Percent (decrease) increase in comparable store sales	November 2, 2008		October 28, 2007	November 2, 2008		October 28, 2007
Williams-Sonoma	(11.4%	)	0.3%	(6.9%	)	0.3%
Pottery Barn	(27.6%	)	0.3%	(18.4%	)	0.3%
Pottery Barn Kids	(20.0%	)	4.5%	(15.1%	)	(1.1%	)
Outlets	(26.1%	)	2.0%	(17.3%	)	6.5%
Total	(21.4%	)	1.1%	(14.2%	)	0.5%

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

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	November 2, 2008		October 28, 2007		November 2, 2008		October 28, 2007
Catalog revenues[1]	$80,197		$134,579		$268,161		$400,831
Internet revenues[1]	247,463		266,271		764,114		735,114
Total direct-to-customer revenues[1]	$327,660		$400,850		$1,032,275		$1,135,945
Percent (decrease) increase in direct-to-customer revenues	(18.3%	)	5.0%		(9.1%	)	2.9%
Percent (decrease) increase in number of catalogs circulated	(14.6%	)	(1.0%	)	(17.3%	)	1.4%
Percent (decrease) increase in number of pages circulated	(26.1%	)	(1.9%	)	(27.5%	)	4.6%

1Approximately 60% of our company-wide non-gift registry Internet revenues are driven by customers who recently received a catalog and approximately 40% are incremental to the direct-to-customer channel.

Direct-to-customer net revenues in the third quarter of fiscal 2008 decreased $73,190,000, or 18.3%, compared to the third quarter of fiscal 2007. This decrease was primarily driven by declining net revenues in the Pottery Barn and Pottery Barn Kids brands. All brands, however, had declining net revenues during the quarter resulting from a weaker consumer response due to the deteriorating retail environment. This decrease was also impacted by a planned decrease in catalog and page circulation of 14.6% and 26.1%, respectively (consistent with our catalog circulation optimization strategy). In addition, net revenues generated in our Internet business decreased 7.1% to $247,463,000 in the third quarter of fiscal 2008 compared to $266,271,000 in the third quarter of fiscal 2007.

Direct-to-customer net revenues for year-to-date 2008 decreased $103,670,000, or 9.1%, compared to year-to-date 2007. This decrease was driven by declining net revenues in the Pottery Barn, Pottery Barn Kids, Williams-Sonoma Home and Williams-Sonoma brands, partially offset by increasing net revenues in the PBteen and West Elm brands. This decrease was also impacted by a planned decrease in catalog and page circulation of 17.3% and 27.5%, respectively (consistent with our catalog circulation optimization strategy). Net revenues generated in our Internet business increased 3.9% to $764,114,000 for year-to-date 2008 compared to $735,114,000 for year-to-date 2007.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	November 2, 2008	% Net Revenues	October 28, 2007	% Net Revenues	November 2, 2008	% Net Revenues	October 28, 2007	% Net Revenues
Cost of goods sold	$511,572	68.0%	$553,051	61.8%	$1,557,911	66.2%	$1,606,433	62.5%

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

Third Quarter of Fiscal 2008 vs. Third Quarter of Fiscal 2007

Cost of goods sold decreased by $41,479,000, or 7.5%, in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. However, cost of goods sold as a percentage of net revenues increased to 68.0% in the third quarter of fiscal 2008 from 61.8% in the third quarter of fiscal 2007. This increase as a percentage of net revenues was driven by the deleverage of fixed occupancy expenses primarily due to declining sales, an increase in cost of merchandise (including the impact of increased markdowns), and an increase in inventory related reserves, partially offset by favorable replacement and damages expense.

In the retail channel, cost of goods sold as a percentage of net revenues increased 720 basis points in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. This increase as a percentage of net revenues resulted from the deleverage of fixed occupancy expenses primarily due to declining sales, an increase in cost of merchandise (including the impact of increased markdowns) and an increase in inventory related reserves, partially offset by the favorable benefit of our ongoing replacement and damages initiatives.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 290 basis points in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. This increase as a percentage of net revenues primarily resulted from an increase in cost of merchandise (including the impact of increased markdowns), an increase in inventory related reserves and the deleverage of fixed occupancy expenses primarily due to declining sales, partially offset by the favorable benefit of our ongoing replacement and damages initiatives.

Year-to-Date 2008 vs. Year-to-Date 2007

Cost of goods sold for year-to-date 2008 decreased by $48,522,000, or 3.0%, compared to year-to-date 2007. Cost of goods sold as a percentage of net revenues increased to 66.2% for year-to-date 2008 from 62.5% for year-to-date 2007. This increase as a percentage of net revenues was driven by the deleverage of fixed occupancy expenses primarily due to declining sales, an increase in cost of merchandise (including the impact of increased markdowns) and an increase in inventory related reserves, partially offset by the favorable benefit of our ongoing replacement and damages initiatives. For the remainder of fiscal 2008, as compared to prior year, we expect these trends to continue.

In the retail channel, cost of goods sold as a percentage of net revenues increased 480 basis points for year-to-date 2008 compared to year-to-date 2007. This increase as a percentage of net revenues resulted from the deleverage of fixed occupancy expenses primarily due to declining sales, an increase in cost of merchandise (including the impact of increased markdowns) and an increase in inventory related reserves, partially offset by the favorable benefit of our ongoing replacement and damages initiatives.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 150 basis points for year-to-date 2008 compared to year-to-date 2007. This increase as a percentage of net revenues primarily resulted from an increase in cost of merchandise (including the impact of increased markdowns), the deleverage of fixed occupancy expenses primarily due to declining sales and an increase in inventory related reserves, partially offset by the favorable benefit of our ongoing replacement and damages initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	November 2, 2008	% Net Revenues	October 28, 2007	% Net Revenues	November 2, 2008	% Net Revenues	October 28, 2007	% Net Revenues
Selling, general and administrative expenses	$259,858	34.6%	$297,212	33.2%	$772,618	32.8%	$847,967	33.0%

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

Third Quarter of Fiscal 2008 vs. Third Quarter of Fiscal 2007

Selling, general and administrative expenses decreased by $37,354,000, or 12.6%, in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. However, selling, general and administrative expenses as a percentage of net revenues increased to 34.6% in the third quarter of fiscal 2008 from 33.2% in the third quarter of fiscal 2007. This increase as a percentage of net revenues was primarily driven by an approximate $12,280,000, or $0.07 per diluted share, asset impairment charge associated with four underperforming retail stores and the deleverage of our total advertising and employment costs primarily due to declining sales, partially offset by reductions in other general expenses. Employment costs include an approximate $11,023,000, or $0.06 per diluted share, benefit associated with the reversal of performance-based stock compensation expense.

Although total advertising costs as a percentage of net revenues increased for the third quarter of 2008 compared to the third quarter of 2007, we saw a reduction in catalog advertising expenditures due to the second quarter of fiscal 2008 rollout of our catalog circulation optimization strategy. Due to this, we expect to see catalog advertising expenditures continue to decline through the remainder of fiscal 2008.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased 370 basis points in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. This increase as a percentage of net revenues was primarily due to an approximate $12,280,000, or $0.07 per diluted share, asset impairment charge associated with four underperforming retail stores and the deleverage of our employment costs primarily due to declining sales, partially offset by reductions in other general expenses.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues increased 120 basis points in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. This increase as a percentage of net revenues was primarily driven by the deleverage of our total employment and advertising costs primarily due to declining sales, partially offset by reductions in other general expenses. Although total advertising costs as a percentage of net revenues increased for the third quarter of 2008 compared to the third quarter of 2007, we saw a reduction in catalog advertising expenditures due to the second quarter of fiscal 2008 rollout of our catalog circulation optimization strategy. Due to this, we expect to see catalog advertising expenditures continue to decline through the remainder of fiscal 2008.

Year-to-Date 2008 vs. Year-to-Date 2007

Selling, general and administrative expenses for year-to-date 2008 decreased by $75,349,000, or 8.9%, compared to year-to-date 2007. Selling, general and administrative expenses as a percentage of net revenues decreased to 32.8% for year-to-date 2008 from 33.0% for year-to-date 2007. This decrease as a percentage of net revenues was primarily driven by a benefit of approximately $16,000,000 related to a gain on the sale of a corporate aircraft, a benefit of approximately $9,350,000 related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its expiration and reductions in other general expenses. This decrease was partially offset by the deleverage of our employment costs primarily due to declining sales and an approximate $12,280,000, or $0.07 per diluted share, asset impairment charge recorded in the third quarter of fiscal 2008 associated with four underperforming retail stores. Employment costs include an approximate $11,023,000, or $0.06 per diluted share, benefit associated with the reversal of performance-based stock compensation expense. Although total advertising costs as a percentage of net revenues were relatively flat for year-to-date 2008 compared to year-to-date 2007, we saw a reduction in catalog advertising expenditures due to the second quarter of fiscal 2008 rollout of our catalog circulation optimization strategy. We expect to see catalog advertising expenditures continue to decline through the remainder of fiscal 2008.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased 120 basis points for year-to-date 2008 compared to year-to-date 2007. This increase as a percentage of net revenues was driven by the deleverage of our employment costs primarily due to declining sales and an approximate $12,280,000, or $0.07 per diluted share, asset impairment charge recorded in the third quarter of fiscal 2008 associated with four underperforming retail stores, partially offset by a benefit of approximately $9,350,000 related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its expiration.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues increased 50 basis points for year-to-date 2008 compared to year-to-date 2007. This increase as a percentage of net revenues was driven by the deleverage of our employment and total advertising costs primarily due to declining sales, partially offset by reductions in other general expenses. Although total advertising costs as a percentage of net revenues increased for year-to-date 2008 compared to year-to-date 2007, we saw a reduction in catalog advertising expenditures due to the second quarter of fiscal 2008 rollout of our catalog circulation optimization strategy. We expect to see catalog advertising expenditures continue to decline through the remainder of fiscal 2008.

INTEREST INCOME AND EXPENSE

Interest income was $223,000 in the third quarter of fiscal 2008, compared to $322,000 in the third quarter of fiscal 2007, and is comprised primarily of income from short-term investments classified as cash and cash equivalents. For year-to-date 2008, interest income was $987,000 compared to $3,823,000 for year-to-date 2007. The decrease in interest income during the third quarter of fiscal 2008 and year-to-date 2008 resulted from lower cash balances and significantly lower average interest rates associated with these investments during fiscal 2008 compared to fiscal 2007.

Interest expense (net of capitalized interest) was $381,000 in the third quarter of fiscal 2008, compared to $512,000 in the third quarter of fiscal 2007. For year-to-date 2008, interest expense net of capitalized interest was $1,156,000 compared to $1,548,000 for year-to-date 2007. This decrease in interest expense during the third quarter of fiscal 2008 and year-to-date 2008 resulted from the repayment of bond-related debt associated with our distribution centers and significantly lower average borrowings under our credit facility during fiscal 2008 compared to fiscal 2007, partially offset by a decrease in capitalized interest.

INCOME TAXES

Our effective tax rate was 43.7% and 39.4% for the third quarter of fiscal 2008 and the third quarter of fiscal 2007, respectively, and 21.6% and 39.9% for year-to-date 2008 and year-to-date 2007, respectively. The increase in the effective tax rate for the third quarter of fiscal 2008 was due to favorable income tax resolutions that with a pre-tax loss have an inverse effect on the effective tax rate. The decrease in the effective tax rate for year-to-date 2008 over year-to-date 2007 was due to decreases in pre-tax income and certain income tax benefits that were favorably resolved during the fiscal year. We expect our effective tax rate to be in the range of 31.3% to 31.7% in fiscal 2008. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of November 2, 2008, we held $22,994,000 in cash and cash equivalent funds. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2008, our cash resources will have been used to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, purchases of property and equipment and dividend payments. In addition to the current cash balances on-hand, we have a $300,000,000 credit facility available as of November 2, 2008 that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. On December 3, 2008, as a proactive response to the significant changes to the macro-environment, we amended our revolving line of credit facility with similar terms to amend our covenants in order to continue to have the liquidity and financial flexibility that our credit facility provides us. (See Note D to our Condensed Consolidated Financial Statements). As of November 2, 2008, no amounts were outstanding under our credit facility. However, as of November 2, 2008, $38,479,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. We believe our cash on-hand, in addition to our available amended credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

For year-to-date 2008, net cash provided by operating activities was $54,320,000 compared to net cash used in operating activities of $38,147,000 for year-to-date 2007. Net cash provided by operating activities for year-to-date 2008 was primarily attributable to an increase in deferred rent and lease incentives and accounts payable, partially offset by the payment of income taxes, a decrease in accrued salaries, benefits and other current and long term liabilities.

For year-to-date 2008, net cash used in investing activities was $110,974,000 compared to net cash used in investing activities of $145,175,000 for year-to-date 2007. For year-to-date 2008, purchases of property and equipment were $158,180,000, comprised of $109,558,000 for stores, $36,001,000 for systems development projects (including e-commerce websites) and $12,621,000 for distribution, facility infrastructure and other projects. Net cash used in investing activities was partially offset by proceeds from the sale of a corporate aircraft of $46,787,000.

For fiscal 2008, we anticipate investing $190,000,000 to $200,000,000 in the purchase of property and equipment, primarily for the construction of 30 new stores and 23 remodeled or expanded stores, systems development projects (including e-commerce websites), and distribution, facility infrastructure and other projects.

For year-to-date 2008, net cash used in financing activities was $37,601,000 compared to net cash used in financing activities of $78,305,000 for year-to-date 2007. Net cash used in financing activities for year-to-date 2008 was primarily due to the payment of dividends.

Stock Repurchase Program

On December 2, 2008, our Board of Directors terminated the $150,000,000 share repurchase program that it had authorized in January 2008 in response to current economic conditions and our belief that in these times it is strategically important to maintain a strong financial position and greater cash reserves. We have not repurchased any shares of our common stock during fiscal 2008 under the previously authorized program.

Dividend Policy

In March 2008, our Board of Directors authorized an increase in our quarterly cash dividend from $0.115 to $0.12 per common share. The indicated annual cash dividend, subject to capital availability, is $0.48 per common share or approximately $51,000,000 in fiscal 2008. Our quarterly cash dividend could be reduced or discontinued at any time.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During year-to-date 2008, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended February 3, 2008.

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

Interest Rate Risk

As of November 2, 2008, we have three debt instruments with variable interest rates which subject us to risks associated with changes in interest rates (the interest payable on our credit facility, our Mississippi industrial development bond and the bond-related debt associated with one of our Memphis-based distribution facilities). As of November 2, 2008, the total outstanding principal balance on these instruments was $13,805,000 (with a weighted average interest rate of approximately 2.7%). If interest rates on these existing variable rate debt instruments rose 27 basis points (an approximate 10% increase in the associated variable rates as of November 2, 2008), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of November 2, 2008, our investments, made solely in money market funds, are stated at cost and approximate their fair values. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates would, however, decrease the income derived from these investments.

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

In addition, as of November 2, 2008, we have 16 retail stores in Canada and limited operations in both Europe and Asia, each of which expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during year-to-date 2008 or year-to-date 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of November 2, 2008, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. In particular, an economic downturn leads to decreased discretionary spending, which adversely impacts the specialty retail business. In addition, a decrease in home purchases leads to decreased consumer spending on home products. These factors may also affect our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

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

We are also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, concerns over anti-dumping, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), foreign government regulations, employment matters, wars and fears of war, political unrest, natural disasters and other trade restrictions. We cannot predict whether any of the countries in which our products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions. In addition, an economic downturn in or failure of foreign markets may result in financial instabilities for our foreign vendors, which may cause our foreign vendors to decrease production, discontinue selling to us, or to cease operations altogether. Our overseas operations in Europe and Asia could also be affected by changing economic and political conditions in foreign countries, any of which could have a negative effect on our business, financial condition and operating results.

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

Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation, continued strength in our Internet business and fluctuation in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided.

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

We have historically experienced fluctuations in customer response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom the catalogs are mailed, changes in mailing strategies, the sizing and timing of delivery of the catalogs as well as the general retail sales environment and current domestic and global economic conditions. In addition, environmental organizations and other consumer advocacy groups may attempt to create an unfavorable impression of our paper use in catalogs and our distribution of catalogs generally, which may have a negative effect on our sales and our reputation. In addition, we depend upon external vendors to print our catalogs. The failure to effectively produce or distribute our catalogs could affect the timing of catalog delivery. The timing of catalog delivery has been and can be affected by postal service delays. Any delays in the timing of catalog delivery could cause customers to forego or defer purchases.

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

We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected by management, additional sales returns might be recorded in the future. Actual merchandise returns may exceed our reserves. In addition, to the extent that returned merchandise is damaged, we often do not receive full retail value from the resale or liquidation of the merchandise. Further, the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed merchandise return reserves. In particular, adverse economic conditions may result in increased merchandise returns. Any significant increase in merchandise returns that exceeds our reserves could harm our business and operating results.

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

We provide extensive public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our shareholders and potential shareholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided. In the past, when we have reduced our previously provided guidance, the market price of our common stock has declined. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock may decline as well.

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

We regularly review and evaluate our liquidity and capital needs. We currently believe that our available cash, cash equivalents, cash flow from operations and cash available under our existing credit facilities will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs during the course of our fiscal year, and we might need additional external funding to support our operations. Although we believe we would have access to additional debt and/or capital market funding if needed, such funds may not be available to us on acceptable terms. If the cost of such funds is greater than expected, it could adversely affect our expenses and our operating results.

Disruptions in the financial markets may adversely affect our liquidity and capital resources and our business.

Disruptions in global financial markets and banking systems have made credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. We have access to capital through our revolving line of credit facility. Each financial institution which is part of the syndicate for our revolving line of credit facility is responsible for providing a portion of the loans to be made under the facility. If any participant or group of participants with a significant portion of the commitments in our revolving line of credit facility fail to satisfy its or their respective obligations to extend credit under the facility and we are unable to find a replacement for such participant or participants on a timely basis (if at all), our liquidity may be adversely affected and our business could be materially adversely affected.

If we are unable to pay quarterly dividends at intended levels, our reputation and stock price may be harmed.

In March 2008, our Board of Directors authorized an increase in our quarterly cash dividend from $0.115 to $0.12 per common share. The dividend program requires the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, new product development initiatives and unanticipated capital expenditures or to fund our operations. Our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and negatively impact our stock price.

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

We make certain estimates and projections in connection with impairment analyses for certain of our store locations and other property and equipment in accordance with “Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.” These impairment analyses require that we review for impairment all stores for which current cash flows from operations are either negative or nominal, or the construction costs are significantly in excess of the amount originally expected. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the life of the lease. These calculations require us to make a number of estimates and projections of future results, often up to 20 years into the future. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment. For example, during the third quarter of fiscal 2008, we recorded an impairment charge of $12,280,000, or approximately $0.07 per diluted share, related to four underperforming stores. If these impairment charges are significant, our operating results would be adversely affected.

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

Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. When our stock price declines, our equity incentive awards may lose retention value, which may negatively affect our ability to retain such key personnel. If any of our key employees leaves, is seriously injured or is unable to work, and we are unable to find a qualified replacement, we may be unable to execute our business strategy.

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

A significant portion of our customer orders are placed through our website or through our customer care centers. In addition, a significant portion of sales made through our retail channel require the collection of certain customer data, such as credit card information. In order for our sales channel to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we take the security of our systems and the privacy of our customers’ confidential information seriously, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our website or stores and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could harm our business.

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

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1	Fifth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005.
10.2	Fifth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and The Bank of New York Mellon, formerly known as The Bank of New York, dated as of July 1, 2005.
10.3	Fourth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005.
10.4	Fourth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006.
10.5	Third Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam
Executive Vice President,
Chief Operating and Chief Financial Officer

Date: December 12, 2008