Form 10-K
period 2009-02-01
WILLIAMS SONOMA INC
filed 2009-04-02
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended February 1, 2009.

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

As of August 3, 2008, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $1,701,990,000. It is assumed for purposes of this computation that an affiliate includes all persons as of August 3, 2008 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the registrant’s Williams-Sonoma, Inc. Stock Fund.

As of March 27, 2009, 105,684,660 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof, and portions of our 2008 Annual Report to shareholders have been incorporated in Part II hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the letter to shareholders contained in this Annual Report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation: any projections of earnings, revenues or financial items, including future comparable store sales, projected capital expenditures, the impact of new accounting pronouncements, and our quarterly and fiscal 2009 tax rates; statements related to enhancing shareholder value; statements related to the long-term growth potential of the PBteen brand; statements related to the plans, strategies, and objectives of management for future operations, including our key initiatives in fiscal 2009; statements related to optimizing our brand positioning, including evolving our merchandise assortment, placing a greater emphasis on price points and the value proposition, and making superior customer service our top priority; statements related to optimizing our marketing strategies, including continuing our catalog optimization strategy, shifting advertising dollars from catalog to e-commerce, and continuing to identify new opportunities to build brand awareness and customer engagement; statements relating to improving profitability, including our $75,000,000 cost reduction program, our plan to realize increased productivity from our catalog circulation optimization strategy, and an increase in our selling gross margin; statements related to strengthening our balance sheet, including optimizing cash flow through aggressive inventory management and lower capital spending; statements related to our plans regarding retail leased square footage, including the opening of new retail stores, the expansion or remodeling of additional stores, and the potential closing of stores; statements related to our use of available cash, including statements related to the payment of dividends; statements related to our compliance with our bank covenants; statements related to indemnifications under our agreements; statements related to legal proceedings; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

WILLIAMS-SONOMA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED FEBRUARY 1, 2009

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). The direct-to-customer segment of our business sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). The catalogs reach customers throughout the U.S., while the five retail concepts, as of February 1, 2009, operated 627 stores in 44 states, Washington, D.C., Canada and Puerto Rico.

Based on net revenues in fiscal 2008, retail net revenues accounted for 58.4% of our business and direct-to-customer net revenues accounted for 41.6% of our business. Based on their contribution to our net revenues in fiscal 2008, the core brands in both the retail and direct-to-customer channels are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cooking and entertaining essentials; and Pottery Barn Kids, which sells stylish children’s furnishings.

Williams-Sonoma

We were founded in 1956 by Charles E. Williams, currently a Director Emeritus, with the opening of our first store in Sonoma, California. Today, our Williams-Sonoma stores offer a wide selection of culinary and serving equipment, including cookware, cookbooks, cutlery, informal dinnerware, glassware, table linens, specialty foods and cooking ingredients. Our direct-to-customer business began in 1972 when we introduced our flagship catalog, “A Catalog for Cooks,” which marketed the Williams-Sonoma brand. The stores continued to grow throughout the years and in 1999, we launched both our Williams-Sonoma e-commerce website and our Williams-Sonoma bridal and gift registry.

Pottery Barn

In 1986, we acquired Pottery Barn, a retailer of casual home furnishings and, in 1987, we launched the first Pottery Barn catalog. Pottery Barn features a large assortment of home furnishings and furniture that we design internally and source from around the world to create a classic american look in the home. In 2000, we introduced our Pottery Barn e-commerce website and created Pottery Barn Bed and Bath, a catalog dedicated to bed and bath products. Additionally, in 2001 we launched our Pottery Barn gift and bridal registry.

Pottery Barn Kids

In 1999, Pottery Barn Kids, a premier retailer offering children’s furnishings and accessories, began with the introduction of the Pottery Barn Kids catalog. In 2000, we opened our first Pottery Barn Kids stores across the U.S. and in 2001 we launched our Pottery Barn Kids e-commerce website and gift registry.

West Elm

In 2002, the West Elm brand was launched with the mailing of our first West Elm catalog. This brand targets design conscious consumers looking for a modern aesthetic to furnish and accessorize their living spaces with quality products at accessible price points. West Elm offers a broad range of home furnishing categories including furniture, textiles, decorative accessories, lighting and tabletop items. In 2003, we launched our West Elm e-commerce website and opened our first West Elm retail store in Brooklyn, New York.

PBteen

The PBteen brand began with the introduction of the PBteen catalog in 2003. PBteen offers exclusive collections of home furnishings and decorative accessories that are specifically designed to reflect the personalities of the teenage market. In late 2003, we launched our PBteen e-commerce website.

Williams-Sonoma Home

In 2004, the Williams-Sonoma Home brand was started with the introduction of the Williams-Sonoma Home catalog. This premium brand, offering classic home furnishings and decorative accessories, extends the Williams-Sonoma lifestyle beyond the kitchen into every room of the home. In 2005, we opened our first three Williams-Sonoma Home stores and, in 2006, we launched our Williams-Sonoma Home e-commerce website.

Canada and Puerto Rico

In 2001, we expanded the geographic impact of our brands by opening five new retail stores in Toronto, Canada and as of February 1, 2009, now operate 16 stores across Canada representing all of our brands except Williams-Sonoma Home. In fiscal 2008, we further increased our presence by opening two new retail stores in Puerto Rico, one Pottery Barn and one West Elm store, and the response thus far has been positive.

RETAIL STORES

The retail segment has five merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). As of February 1, 2009, we operated 627 retail stores, located in 44 states, Washington, D.C., Canada and Puerto Rico. This represents 264 Williams-Sonoma, 204 Pottery Barn, 95 Pottery Barn Kids, 36 West Elm, 10 Williams-Sonoma Home and 18 Outlet stores, which carry merchandise from all merchandising concepts.

In fiscal 2009, we expect to increase retail leased square footage by approximately 1% through the addition of 15 new stores, including 8 new stores (4 West Elm, 1 Pottery Barn, 1 Williams-Sonoma, 1 Pottery Barn Kids and 1 Williams-Sonoma Home) and 7 remodeled or expanded stores (4 Pottery Barn, 2 Williams-Sonoma and 1 Pottery Barn Kids), partially offset by the permanent closure of 7 stores (3 Pottery Barn, 2 Williams-Sonoma and 2 Pottery Barn Kids) and the temporary closure of 7 stores (4 Pottery Barn, 2 Williams-Sonoma and 1 Pottery Barn Kids). The average leased square footage for new and expanded stores in fiscal 2009 will be approximately 17,300 leased square feet for West Elm, 16,900 leased square feet for Pottery Barn, 13,000 leased square feet for Williams-Sonoma Home, 6,500 leased square feet for Pottery Barn Kids and 5,400 leased square feet for Williams-Sonoma. Although we expect to increase our retail leased squared footage in fiscal 2009, we will continue to evaluate opportunities to close any underperforming retail stores.

The retail business complements the direct-to-customer business by building brand awareness. Our retail stores serve as billboards for our brands, which we believe inspires confidence in our customers to shop via our direct-to-customer channels.

Detailed financial information about the retail segment is found in Note O to our Consolidated Financial Statements.

DIRECT-TO-CUSTOMER OPERATIONS

The direct-to-customer segment has six merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm and Williams-Sonoma Home) and sells products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). Of these six merchandising concepts, the Pottery Barn brand and its extensions continue to be the major source of revenue in the direct-to-customer segment.

The direct-to-customer channel over the past several years has been strengthened by the introduction of e-commerce websites in all of our core brands and the launching of our newest brands: West Elm, PBteen and Williams-Sonoma Home. Although the amount of e-commerce revenues that are incremental to our direct-to-customer channel cannot be identified precisely, we estimate that approximately 40% of our company-wide non-gift registry Internet revenues are incremental to the direct-to-customer channel and approximately 60% are driven by customers who recently received a catalog. We do, however, expect to see this percentage begin to decrease as we continue to reduce our catalog advertising costs and increase our investment in other internet marketing vehicles, in conjunction with our catalog circulation optimization strategy.

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

The direct-to-customer business complements the retail business by building brand awareness and acting as an effective advertising vehicle. In addition, we believe that our direct-mail catalogs and the Internet act as a cost-efficient means of testing market acceptance of new products and new brands.

Detailed financial information about the direct-to-customer segment is found in Note O to our Consolidated Financial Statements.

SUPPLIERS

We purchase our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 4.7% of our purchases during fiscal 2008. Approximately 59% of our merchandise purchases in fiscal 2008 were foreign-sourced from vendors in 42 countries, predominantly from Asia, of which approximately 95% were negotiated and paid for in U.S. dollars.

COMPETITION AND SEASONALITY

The specialty retail business is highly competitive. Our specialty retail stores, mail order catalogs and e-commerce websites compete with other retail stores, including large department stores, discount retailers, other specialty retailers offering home-centered assortments, other mail order catalogs and other e-commerce websites. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors and an increase in competition from established companies. In addition, the recent decline in the economic environment has generated increased competition from discount retailers which, in the past, may not have competed with us or to this degree. We compete on the basis of our brand authority, the quality of our merchandise, service to our customers and our proprietary customer list, as well as the location and appearance of our stores. We believe that we compare favorably with many of our current competitors with respect to some or all of these factors.

Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our net revenues and net earnings have been realized during the period from October through December, and levels of net revenues and net earnings have generally been lower during the period from January through September. We believe this is the general pattern associated with the direct-to-customer and retail industries. In anticipation of our peak season, we hire a substantial number of additional temporary employees in our retail stores, care centers and distribution centers, and incur significant fixed catalog production and mailing costs.

PATENTS, TRADEMARKS, COPYRIGHTS AND DOMAIN NAMES

We own and/or have applied to register over 50 separate trademarks and service marks. We own and/or have applied to register all of our marks in the U.S. and we have registered or applied to register our core marks in Canada and approximately 30 additional jurisdictions. Exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries under license. These marks include the core brand names or house marks for our subsidiaries, as well as brand names for selected products and services. The house marks in particular, including “Williams-Sonoma,” the Williams-Sonoma Grande Cuisine logo, “Pottery Barn,” “pottery barn kids,” “PBteen,” “west elm” and “Williams-Sonoma Home” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications, website designs and store designs, among other things, which are also used by our subsidiaries under license. We hold patents on certain product functions and product designs. Patents are generally valid for 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “pbteen.com,” “westelm.com,” “wshome.com,” and “williams-sonomainc.com.” Collectively, the trademarks, copyrights, trade dress rights and domain names that we hold are of material importance to us.

EMPLOYEES

As of February 1, 2009, we had approximately 30,000 employees of whom, approximately 6,300 were full-time. During the fiscal 2008 peak season (defined as the period from October through December), we hired approximately 9,200 temporary employees in our retail stores, care centers and distribution centers. Our full-time headcount as of year-end has decreased in fiscal 2008 compared to fiscal 2007 by approximately 2,000 employees primarily due to an 18% reduction in company-wide full-time headcount (approximately 1,400 positions) during the fourth quarter associated with our infrastructure cost reduction initiative. See Note N to our Consolidated Financial Statements.

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

The recent changes in general economic conditions, and the resulting impact on consumer confidence and consumer spending, could adversely impact our results of operations.

Our financial performance is subject to changes in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Recently, consumer confidence and consumer spending have deteriorated significantly, and could remain depressed for an extended period of time. Consumer purchases of discretionary items, including our merchandise, generally decline during periods where disposable income is adversely affected, unemployment rates increase or there is economic uncertainty. The current economic environment could cause our vendors to go out of business or our banks to discontinue lending us money or it could cause us to undergo additional restructurings, any of which would adversely impact our business and operating results.

We are unable to control many of the factors affecting consumer spending, and declines in consumer spending on home furnishings in general could reduce demand for our products.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. In particular, an economic downturn, such as the one we are in, has led to decreased discretionary spending, which has adversely impacted our business. In addition, a decrease in home purchases has led and may continue to lead to significantly decreased consumer spending on home products. These factors have affected our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

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

In addition, we must manage our inventory effectively and commensurate with customer demand. Much of our inventory is sourced from vendors located outside the United States. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, up to twelve months in advance of the applicable selling season and frequently before trends are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. Our vendors also may not have the capacity to handle our demands, or may go out of business in times of economic crisis. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate, and our business and operating results may be negatively impacted.

Our sales may be negatively impacted by increasing competition from companies with brands or products similar to ours.

The specialty retail and direct-to-customer business is highly competitive. Our specialty retail stores, direct mail catalogs and e-commerce websites compete with other retail stores, other direct mail catalogs and other e- commerce websites that market lines of merchandise similar to ours. We compete with national, regional and local businesses utilizing a similar retail store strategy, as well as traditional furniture stores, department stores and specialty stores. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors and an increase in competition from established companies. In addition, the decline in the global economic environment has led to increased competition from discount retailers selling similar products at reduced prices. The competitive challenges facing us include:

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

Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We have no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which they sell to us, discontinue selling to us, or go out of business at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of our merchandise.

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

In fiscal 2008, we sourced our products from vendors in 42 countries outside of the United States. Approximately 59% of our merchandise purchases were foreign-sourced, predominantly from Asia. Our dependence on foreign vendors means that we may be affected by changes in the relative value of the U.S. dollar to other foreign currencies, as well as increases in the cost of living in the vendor’s local countries due to the economic slowdown. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. In addition, an increase in the cost of living in the foreign countries may result in an increase in our costs or in our vendors going out of business. Although approximately 95% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

A number of factors that affect our ability to successfully open new stores or close existing stores are beyond our control, and these factors may harm our ability to expand or retract our retail operations and harm our ability to increase our sales and profits.

In each of the past three fiscal years, the majority of our net revenues have been generated by our retail stores. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors, including:

•	general economic conditions;
•	our identification and availability of suitable store locations;
•	our success in negotiating new leases or terminating existing leases on acceptable terms;
•	the success of other retail stores in and around our retail locations;
•	our ability to secure required governmental permits and approvals;
•	our hiring and training of skilled store operating personnel, especially management; and
•	the availability of financing on acceptable terms, if at all.

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

Construction and other delays in store openings could have a negative impact on our business and operating results. We may not be able to open new stores or, if opened, operate those stores profitably. Additionally, in these economic times, we may not be able to renegotiate the terms of our current leases or close our underperforming stores, both of which could negatively impact our operating results.

Our business and operating results may be harmed if we are unable to timely and effectively deliver merchandise to our stores and customers.

The success of our business depends on our ability to timely and effectively deliver merchandise to our stores and customers. We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales and timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from all of our stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to our customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, natural disasters, the closure of their offices or a reduction in operational hours due to an economic slowdown and possible acts of terrorism associated with such carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have been volatile and airline and other transportation companies struggle to operate profitably, which could lead to increased fulfillment expenses. Any fulfillment costs could negatively affect our business and operating results by increasing our transportation costs and decreasing the efficiency of our shipments.

Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results.

Our direct-to-customer business depends on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations in our call centers and on our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, system issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, disruptions in our third party labor contracts, natural disasters or adverse weather conditions. Industries that are particularly seasonal, such as the home products business, face a higher risk of harm from operational disruptions during peak sales seasons. These problems could result in a reduction in sales as well as increased selling, general and administrative expenses.

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

Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the overall economic and general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation, continued strength in our Internet business and fluctuation in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided.

Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable store sales will continue to fluctuate in the future. Past comparable store sales are no indication of future results. Comparable store sales have decreased in the past and are expected to continue to decrease in fiscal 2009. Our ability to maintain and improve our comparable store sales results depends, in large part, on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base and using effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and securities analysts in one or more future periods could significantly reduce the market price of our common stock.

Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.

Catalog mailings are an important component of our business. Postal rate increases, paper costs, printing costs and other catalog distribution costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, which could be changed or discontinued at any time. Our cost of paper has fluctuated significantly during the past three fiscal years, and our paper costs may continue to fluctuate in the future. Future increases in postal rates, paper costs or printing costs would have a negative impact on our operating results to the extent that we are unable to offset such increases by raising prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems. In addition, if the performance of our catalogs declines or we misjudge the correlation between our catalog circulation and net sales, or if our catalog circulation optimization strategy overall is not successful, our results of operations could be negatively impacted.

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

Our Internet business has been our fastest growing channel over the last several years and continues to be a significant part of our sales success. The success of our Internet business depends, in part, on factors over which we have limited control. We must successfully respond to changing consumer preferences and buying trends relating to Internet usage. We are also vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, computer viruses, changes in applicable federal and state regulation, security breaches and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of improved technology, creative user interfaces and other Internet marketing tools, which may increase costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our Internet business, as well as damage our reputation and brands.

Our failure to successfully anticipate merchandise returns might have a negative impact on our business.

We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected by management, additional sales returns might be recorded in the future. Actual merchandise returns may exceed our reserves. In addition, to the extent that returned merchandise is damaged, we often do not receive full retail value from the resale or liquidation of the merchandise. Further, the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed merchandise return reserves. In particular, the current adverse economic conditions may result in increased merchandise returns. Any significant increase in merchandise returns that exceeds our reserves could harm our business and operating results.

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

We believe that commercial insurance coverage is prudent in certain areas for risk management. Insurance costs may increase substantially in the future and may be affected by natural catastrophes, fear of terrorism, financial irregularities and other fraud at publicly-traded companies, intervention by the government and a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies, including AIG, may go out of business, or may be otherwise unable to fulfill their contractual obligations. In addition, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. If we suffer a substantial loss that is not covered by commercial insurance or our self- insurance reserves, the loss and attendant expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.

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

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There are an increasing number of cases being filed against companies generally, including a growing number of business method patent infringement lawsuits. The plaintiff in each case claims to hold a patent that covers certain technology or methodologies, which are allegedly infringed by the operation of the defendants’ business. We are currently a defendant in such patent infringement cases and may be named in others in the future, as part of an industry-wide trend. There has also been a rise in lawsuits against companies like us that collect personal information from customers. The cost of defending such claims or the ultimate resolution of such claims may harm our business and operating results. In addition, the significant deterioration in the global financial markets can create a more litigious environment and therefore subjects us to increased exposure to shareholder lawsuits.

Our operating results may be harmed by unsuccessful management of our employment, occupancy and other operating costs, and the operation and growth of our business may be harmed if we are unable to attract qualified personnel.

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially during peak sales seasons, and incur other expenses to support new brands and brand extensions, as well as the opening of new stores and direct-to-customer growth of our existing brands. Alternatively, if we are unable to make substantial adjustments to our cost structure during times of uncertainty, such as this current economic environment, we may incur unnecessary expenses, may have too few resources to properly run our business, or our business and operating results may be negatively impacted. From time to time, we may also experience union organizing activity in currently non-union facilities. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits against retail companies, especially in California.

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

Our success depends, in part, on our ability to source and distribute merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems which involve updating or replacing legacy systems with successor systems during the course of several years. There are inherent risks associated with replacing our core systems, including supply chain and merchandising systems disruptions that affect our ability to get the correct products into the appropriate stores and delivered to customers. We may not successfully launch these new systems, or the launch of such systems may result in disruptions to our business operations. In addition, changes to any of our software implementation strategies could result in the impairment of software-related assets. We are also subject to the risks associated with the ability of our vendors to provide information technology solutions to meet our needs. Any disruptions could negatively impact our business and operating results.

We outsource certain aspects of our business to third party vendors and are in the process of insourcing certain business functions from third party vendors, both of which subject us to risks, including disruptions in our business and increased costs.

We outsource certain aspects of our business to third party vendors that subject us to risks of disruptions in our business as well as increased costs. For example, we utilize outside vendors for such things as payroll processing and various information technology and distribution center services. Accordingly, we are subject to the risks associated with their ability to successfully provide the necessary services to meet our needs. If our vendors are unable to adequately protect our data and information is lost, our ability to deliver our services is interrupted, or our vendors’ fees are more than expected, then our business and operating results may be negatively impacted.

In addition, we are in the process of insourcing certain aspects of our business, including the management of certain infrastructure technology, furniture manufacturing, furniture delivery to our customers and the management of our international vendors, each of which were previously outsourced to third party providers. This may cause disruptions in our business and result in increased cost to us. In addition, if we are unable to perform these functions better than, or at least as well as, our third party providers, our business may be harmed.

If our operating and financial performance in any given period do not meet the extensive guidance that we have provided to the public, our stock price may decline.

We provide extensive public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our shareholders and potential shareholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided, especially in times of great economic uncertainty. In the past, when we have reduced our previously provided guidance, the market price of our common stock has declined. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock may decline as well.

A variety of factors, including seasonality and economic downturn, may cause our quarterly operating results to fluctuate, leading to volatility in our stock price.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas. A significant portion of our revenues and net earnings has been realized during the period from October through December each year. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses prior to and during peak selling seasons, particularly October through December, including fixed catalog production and mailing costs and the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. For example, we realized significantly lower-than-expected revenues and net earnings during the October through December selling season of fiscal 2008 due to the economic downturn, which affected our business and operating results.

We may require external funding sources for operating funds, which may cost more than we expect, or not be available at the levels we require and, as a consequence, our expenses and operating results could be negatively affected.

We regularly review and evaluate our liquidity and capital needs. We currently believe that our available cash, cash equivalents, cash flow from operations and cash available under our existing credit facilities will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs during the course of our fiscal year, and we might need additional external funding to support our operations. Although we were able to amend our line of credit facility during fiscal 2008 on acceptable terms, in the event we require additional liquidity from our lenders, such funds may not be available to us or may not be available to us on acceptable terms. For example, in the event we were to breach any of our financial covenants, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing credit facility on less acceptable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers on terms that are acceptable to us, or at all, as the availability of letter of credit facilities may continue to be limited. Further, the providers of such credit may reallocate the available credit to other borrowers. If we are unable to access credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.

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

Our current quarterly cash dividend is $0.12 per common share. The dividend program requires the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and negatively impact our stock price.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

We have evaluated and tested our internal controls in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-

Oxley Act of 2002. We have incurred, and expect to continue to incur, significant expenses and a diversion of management’s time to meet the requirements of Section 404. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we would be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. Any such action could negatively impact the perception of us in the financial market and our business. In addition, our internal controls may not prevent or detect all errors and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met.

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

Changes to estimates related to our property and equipment, including information technology systems, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

We make certain estimates and projections in connection with impairment analyses for certain of our store locations and other property and equipment, including information technology systems, in accordance with “Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.” These impairment analyses require that we review for impairment all stores for which current or projected cash flows from operations are either negative or nominal, or the construction costs are significantly in excess of the amount originally expected. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the remaining life of the lease. These calculations require us to make a number of estimates and projections of future results, often up to 20 years into the future. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment, including information technology systems. These impairment charges have been significant in the past and may be in the future and, as a result of these charges, our operating results have been and may be adversely affected. For example, during fiscal 2008, we recorded impairment charges of $33,995,000 related to underperforming retail stores.

If we do not properly account for our unredeemed gift certificates, gift cards and merchandise credits, our operating results will be harmed.

We maintain a liability for unredeemed gift cards, gift certificates and merchandise credits until the earlier of redemption, escheatment or four years. After four years, the remaining unredeemed gift cards, gift certificate or merchandise credit liability is relieved and recorded within selling, general and administrative expenses. In the event that our historical redemption patterns change in the future, we might change the minimum time period for maintaining a liability for unredeemed gift certificates on our balance sheets, which would affect our financial position or operating results. Further, in the event that a state or states were to require that the unredeemed amounts should have been escheated to that state or states, our business and operating results would be harmed.

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

In addition, our main offices are located in the San Francisco Bay Area, where competition for personnel with retail and technology skills can be intense. If we fail to identify, attract, retain and motivate these skilled personnel, especially in this challenging economic environment, our business may be harmed. Further, in the event we need to hire additional personnel, we may experience difficulties in attracting and successfully hiring such individuals due to competition for highly skilled personnel in our market.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our gross leased store space, as of February 1, 2009, totaled approximately 6,148,000 square feet for 627 stores compared to approximately 5,739,000 square feet for 600 stores, as of February 3, 2008. All of the existing stores are leased by us with original terms ranging generally from 5 to 22 years. Certain leases contain renewal options for periods of up to 20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, any contingent rental payments are recorded as incurred each period when the sales threshold is probable and are excluded from our calculation of deferred rent liability.

Distribution Centers

We lease distribution facility space in the following locations:

Location	Square Footage (Approximate)
Olive Branch, Mississippi	3,275,000
Memphis, Tennessee	1,023,000
City of Industry, California	1,180,000
Cranbury, New Jersey	781,000
South Brunswick, New Jersey	418,000
Hickory, North Carolina	199,000
Lakeland and Pompano Beach, Florida	72,000

Two of our distribution facilities in Memphis, Tennessee are leased from two partnerships whose partners include W. Howard Lester, our Chairman of the Board of Directors and Chief Executive Officer, and James A. McMahan, a Director Emeritus and a significant shareholder. Both partnerships are consolidated by us. See Note F to our Consolidated Financial Statements for more information.

During fiscal 2008, we entered into lease agreements in Florida and North Carolina for storage space associated with the additional insourcing of our furniture delivery hubs within the region and for the purpose of a small manufacturing facility.

In January 2009, in connection with our infrastructure cost reduction program, we closed one of our offsite distribution facilities located in Memphis, Tennessee. The facility, containing approximately 500,000 square feet of space was fully vacated by us as of February 1, 2009 and therefore not included in the table above. We do, however, continue to be liable for future rental payments under our lease agreement through the end of the lease term in August 2010. Therefore, we have recorded a liability for all contractual future obligations within our Consolidated Balance Sheet as of February 1, 2009.

In addition to the above long-term contracts, we enter into other agreements for such things as our offsite storage needs for both our distribution centers and our retail store locations. As of February 1, 2009, we had approximately 194,000 square feet of leased space relating to these agreements that is not included in the table above. This compares to approximately 676,000 square feet of leased space as of February 3, 2008.

Care Centers

We lease care center space in the following locations:

Location	Square Footage (Approximate)
Las Vegas, Nevada	36,000
Oklahoma City, Oklahoma	36,000

As of February 1, 2009, in connection with our infrastructure cost reduction program, we terminated the lease agreement on our 38,000 square foot care center facility in Camp Hill, Pennsylvania and vacated the facility. The square footage associated with this care center facility has therefore been excluded from the table above.

Corporate Facilities

We also lease office, design studio, photo studio, warehouse and data center space in the following locations:

Location	Square Footage (Approximate)
Brisbane, California	194,000
San Francisco, California	173,000
New York City, New York	52,000
Rocklin, California	25,000

In addition to the above leased facilities, we own buildings in San Francisco, California comprising approximately 326,000 square feet that we use for our corporate headquarters and a 13,000 square foot data center located in Memphis, Tennessee.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The following table sets forth the high and low closing prices of our common stock on the NYSE for the periods indicated:

Fiscal 2008 (52 Weeks)	High	Low
1st Quarter	$27.72	$22.00
2nd Quarter	$27.67	$17.44
3rd Quarter	$19.44	$8.01
4th Quarter	$9.57	$4.72
Fiscal 2007 (53 Weeks)	High	Low
1st Quarter	$36.52	$32.55
2nd Quarter	$35.91	$30.73
3rd Quarter	$34.28	$29.00
4th Quarter	$31.44	$20.01

The closing price of our common stock on the NYSE on March 27, 2009 was $10.70. See Quarterly Financial Information on page 69 of this Annual Report on Form 10-K for the quarter-end closing price of our common stock for each quarter listed above.

SHAREHOLDERS

The number of shareholders of record of our common stock as of March 27, 2009 was 475. This number excludes shareholders whose stock is held in nominee or street name by brokers.

PERFORMANCE GRAPH

This graph compares the cumulative total shareholder return for our common stock with those for The NYSE Composite Index and The NASDAQ Retail Trade Index, our peer group index. In addition, we have included the S&P Retailing Index, a new index that we will be using as our peer group index going forward. We have determined that the companies included in the S&P Retailing Index more closely match our company characteristics than the companies included in the NASDAQ Retail Trade Index, as the S&P Retailing Index limits its scope to companies that include several high end retailers, retailers in specialty industries including home improvement and furnishings, and retailers with similar size and market capitalization.

The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends. The graph shows historical stock price performance, including reinvestment of dividends, and is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

of Williams-Sonoma, Inc., the NYSE Composite Index,

the NASDAQ Retail Trade Index and the S&P Retailing Index

☐	Williams-Sonoma, Inc.
*	S&P Retailing Index
Δ	NYSE Composite Index
O	NASDAQ Retail Trade Index

	1/30/04	1/28/05	1/27/06	1/26/07	2/1/08	1/30/09
Williams-Sonoma, Inc.	100.00	107.54	126.50	107.84	87.99	26.30
NYSE Composite Index	100.00	110.51	129.20	150.77	151.90	98.36
NASDAQ Retail Trade Index	100.00	108.60	140.08	137.03	148.66	85.31
S&P Retailing Index	100.00	116.95	126.91	144.26	123.01	77.15

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indices are re-weighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	The index level for all Series was set to $100.00 on 1/30/04.

DIVIDEND POLICY

During fiscal 2008 and fiscal 2007, total cash dividends declared were approximately $51,189,000 and $50,000,000, respectively, or $0.12 per common share per quarter. Subsequent to year-end, on March 24, 2009, our Board of Directors declared a quarterly cash dividend of $0.12 per common share, payable on May 26, 2009 to shareholders of record as of the close of business on April 27, 2009. Our quarterly cash dividend may be limited or terminated at any time.

Additional information required by Item 5 is contained in Notes H and I to the Consolidated Financial Statements in this Annual Report on Form 10-K.

STOCK REPURCHASE PROGRAM

We did not repurchase any shares of our common stock during fiscal 2008 under our previously authorized $150,000,000 share repurchase program. On December 2, 2008, our Board of Directors terminated this share repurchase program in response to current economic conditions and our belief that in these times it is strategically important to maintain a strong financial position and greater cash reserves.

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

Dollars and amounts in thousands, except percentages, per share amounts and retail stores data	Feb. 1, 2009 (52 Weeks)		Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)		Jan. 29, 2006 (52 Weeks)	Jan. 30, 2005 (52 Weeks)
Results of Operations
Net revenues	$3,361,472		$3,944,934	$3,727,513		$3,538,947	$3,136,931
Net revenue growth (decline)	(14.8%	)	5.8%	5.3%		12.8%	13.9%
Gross margin	$1,135,172		$1,535,971	$1,487,287		$1,435,482	$1,271,145
Earnings before income taxes	$41,953		$316,340	$337,186		$348,798	$310,205
Net earnings	$30,024		$195,757	$208,868		$214,866	$191,234
Basic net earnings per share	$0.28		$1.79	$1.83		$1.86	$1.65
Diluted net earnings per share	$0.28		$1.76	$1.79		$1.81	$1.60
Gross margin as a percent of net revenues	33.8%		38.9%	39.9%		40.6%	40.5%
Pre-tax operating margin as a percent of net revenues[1]	1.2%		8.0%	9.0%		9.9%	9.9%
Financial Position
Working capital	$479,936		$438,241	$473,229		$492,772	$351,608
Total assets	$1,935,464		$2,093,854	$2,048,331		$1,981,620	$1,745,545
Return on assets	1.5%		9.4%	10.1%		11.4%	11.9%
Long-term debt and other long-term obligations	$62,071		$68,761	$32,562		$29,201	$32,476
Shareholders’ equity	$1,147,984		$1,165,723	$1,151,431		$1,125,318	$957,662
Shareholders’ equity per share (book value)	$10.86		$11.07	$10.48		$9.80	$8.30
Return on equity	2.6%		16.9%	18.3%		20.6%	21.7%
Debt-to-equity ratio	2.2%		2.2%	2.5%		3.0%	4.4%
Annual dividends declared per share	$0.48		$0.46	$0.40		—	—
Retail Revenues
Retail revenue growth (decline)	(14.0%	)	5.9%	6.0%		12.3%	11.6%
Retail revenues as a percent of net revenues	58.4%		57.8%	57.8%		57.4%	57.7%
Comparable store sales growth (decline)[2]	(17.2%	)	0.3%	0.3%		4.9%	3.5%
Store count
Williams-Sonoma	264		256	254		254	254
Pottery Barn	204		198	197		188	183
Pottery Barn Kids	95		94	92		89	87
West Elm	36		27	22		12	4
Williams-Sonoma Home	10		9	7		3	—
Outlets	18		16	16		16	15
Hold Everything	—		—	—		8	9
Number of stores at year-end	627		600	588		570	552
Store selling area at fiscal year-end (sq. ft.)	3,828,000		3,575,000	3,389,000		3,140,000	2,911,000
Store leased area at fiscal year-end (sq. ft.)	6,148,000		5,739,000	5,451,000		5,035,000	4,637,000
Direct-to-Customer Revenues
Direct-to-customer revenue growth (decline)	(15.9%	)	5.7%	4.5%		13.6%	17.1%
Direct-to-customer revenues as a percent of net revenues	41.6%		42.2%	42.2%		42.6%	42.3%
Catalogs circulated during the year	313,740		393,160	379,011		385,158	368,210
Percent increase (decrease) in number of catalogs circulated	(20.2%	)	3.7%	(1.6%	)	4.6%	12.1%
Percent increase (decrease) in number of pages circulated	(30.3%	)	7.9%	3.2%		9.7%	19.5%

1 Pre-tax operating margin is defined as earnings before income taxes.

2 Fiscal 2008 was calculated on a 52-week to 52-week basis. Fiscal 2007 was calculated on a 53-week to 53-week basis.

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

OVERVIEW

Fiscal 2008 Financial Results

In fiscal 2008, a 52-week year, our net revenues decreased 14.8% to $3,361,472,000 from $3,944,934,000 in fiscal 2007, a 53-week year, and our diluted earnings per share decreased by 84.1% to $0.28 in fiscal 2008 from $1.76 in fiscal 2007. Although we are not satisfied with these results, we believe the fact that we were still able to deliver positive earnings of $0.28 for fiscal 2008 demonstrates the flexibility of our multi-channel business model and our ability to drive rapid change in a down-trending economy.

From a cash flow perspective, we generated $230,163,000 in cash flow from operating activities and increased our cash balance by $29,872,000 to $148,822,000 despite significantly reduced sales and earnings during the back half of fiscal 2008.

Retail net revenues in fiscal 2008 decreased by $318,720,000, or 14.0%, over fiscal 2007. This decrease was primarily due to the downturn in the economic environment during fiscal 2008 resulting in a comparable store sales decrease of 17.2%, the impact of the extra week of net revenues in fiscal 2007 (a 53-week year) of approximately $30,000,000 and the temporary and permanent closure of 21 stores and 4 stores, respectively. This decrease was partially offset by an increase in our store leased square footage of 7.1% (including 29 new store openings and the remodeling or expansion of an additional 23 stores). Net revenue decreases were led by the Pottery Barn, Williams-Sonoma and Pottery Barn Kids brands, partially offset by net revenue increases in the West Elm brand.

In our direct-to-customer channel, net revenues in fiscal 2008 decreased by $264,742,000, or 15.9%, over fiscal 2007. This decrease was primarily driven by the downturn in the overall economic environment during fiscal 2008, the impact of the extra week of net revenues in fiscal 2007 (a 53-week year) of approximately $40,000,000 and a decrease in catalog and page circulation of 20.2% and 30.3%, respectively. Declining net revenues in the Pottery Barn and Pottery Barn Kids brands were the primary contributors to the year-over-year net revenue decrease. All brands except PBteen had declining net revenues during fiscal 2008.

In our core brands, net revenues decreased by 16.9% over fiscal 2007 driven by net revenue decreases in the Pottery Barn and Pottery Barn Kids brands primarily due to the downturn in the economic environment in the back half of fiscal 2008, the impact of our catalog circulation optimization strategy and the impact of the extra week of net revenues in fiscal 2007 (a 53-week year). Comparable store sales decreases were 21.8% and 17.8% for the Pottery Barn and Pottery Barn Kids brands, respectively. Although net revenues decreased in the Williams-Sonoma brand, it proved to be more resilient than our other core brands, ending the year with a comparable store decrease of only 11.4%.

Similar to our core brands, our emerging brands (including West Elm, PBteen and Williams-Sonoma Home) were also impacted by the downturn in the economic environment, where net revenues decreased 0.3% from fiscal 2007 primarily due to a decrease in the Williams-Sonoma Home brand in both the retail and direct-to-customer channels. This net revenue decrease was partially offset by increases in both the PBteen and West Elm brands.

PBteen was our best performing brand during the year with net revenue growth of 2.7%. New product innovation and superior execution drove this year-over-year increase. Although overall net revenues increased year-over-year, we did begin to see net revenue decreases in the back half of the year. We do, however, continue to be excited about the long-term growth potential of the brand as it solidifies its positioning in the Pottery Barn portfolio of brands.

Although West Elm continued to be more resilient than our other home furnishings brands with increased net revenues in fiscal 2008, we saw net revenue decreases in the back half of fiscal 2008 due to lower transactions and conversion rates. Despite these declines, we continued to expand the reach of the brand by opening nine new stores during the year, including our first West Elm stores in Puerto Rico and Canada, and are planning to open four additional stores in fiscal 2009.

In the Williams-Sonoma Home brand, we believe the customer has been particularly impacted by the macro-economic environment and that these trends are likely to continue for the foreseeable future. Given the brands performance to-date and the fixed cost pressure from underperforming retail stores, we are working with our landlords on potential store closings and we will continue to assess the brand’s overall market potential in this economic environment as we progress throughout the year.

Fiscal 2008 Operational Results

During fiscal 2008, though we faced a difficult economic environment, we were able to make significant progress against several key initiatives, including successfully amending our unsecured credit facilities and ending the year with significant cushions in the financial covenants on these facilities; reducing our year-end inventory levels by $120,762,000, or 17.4%; initiating and implementing a $75,000,000 infrastructure cost reduction program; and optimizing profitability through aggressive expense management and highly controlled promotional activity.

In our supply chain, we continued to make significant progress on our key initiatives, including restructuring our Asian furniture sourcing network to establish in-country expertise and improved vendor performance; expanding our U.S. upholstered furniture operations to provide shorter lead times, better quality, and lower cost; and in-sourcing six of our largest local furniture delivery hubs to improve customer service and reduce returns, replacements, and damages expense. We also reduced distribution capacity due to substantial improvements in inventory management.

In information technology, we continued the rollout of our direct-to-customer order management system. This is a phased implementation that is improving efficiency and functionality in an area that we believe still has significant cost and inventory planning opportunities. In the customer insights area, we implemented new functionality that is allowing us to significantly improve the relevancy of our marketing contacts and optimize our catalog response rates.

In e-commerce, we completed the migration of all of our websites to our next generation platform, with the exception of West Elm, which will be transitioned in fiscal 2009. We also began testing new functionality in the areas of click-to-call, product reviews, and search. Infrastructure was also a key area of investment this year, including the replacement of our company-wide point-of-sale hardware and the rollout of electronic signature and pin debit functionality in our stores.

In direct-marketing, we reduced catalog advertising costs by an estimated $45,000,000 based on the success of our catalog circulation optimization strategy. At the same time, we continued to aggressively explore additional traffic drivers through paid and natural search, target-driven direct response and affiliate programs. While we are still in the early phases of these rollouts, all of these initiatives have driven increased transactions and incremental sales to the brands.

Fiscal 2009

As we enter fiscal 2009, though we do expect a continued net revenue decline of 12% to 17%, due to the continuing effects of the economic downturn, we are focused on the aspects of the business that we can control, including the following three key initiatives:

•	optimizing our brand positioning and marketing strategies in a “reset” economy;
•	improving profitability; and
•	strengthening our balance sheet.

To optimize our brand positioning, we plan to continue evolving our merchandise assortment and placing a greater emphasis on opening price points and the value proposition. We also plan to continue making superior customer service our top priority.

To optimize our marketing strategies, we plan to continue our catalog circulation optimization strategy and to shift advertising dollars from catalog to e-commerce, our most profitable channel. We also plan to continue to identify new opportunities to build brand awareness and customer engagement through search, e-mail modeling, affiliate programs, and enhanced functionality.

To improve profitability, our most significant initiative is the $75,000,000 infrastructure cost reduction program we implemented in January. We also plan to realize increased productivity from our catalog circulation optimization strategy, which we expect will drive additional advertising cost reductions. In addition, we expect to realize an increase in our selling gross margin due to fewer markdowns and lower inventory levels, as well as additional savings from our furniture returns, replacements, and damages initiatives.

Further, to strengthen our balance sheet, we plan to optimize cash flow through aggressive inventory management and lower capital spending, where we expect to reduce merchandise inventories by 11% to 16% over fiscal 2008 and decrease gross capital spending from $191,789,000 in fiscal 2008 to an estimated $90,000,000 to $100,000,000 in fiscal 2009.

From a leased square footage perspective, we are only proceeding with new and remodeled stores that we are already committed to. Therefore, net of store closings, retail leased square footage is only expected to increase approximately 1% and, to the extent possible, we will reduce this number further as we work with landlords to close underperforming stores.

Finally, in fiscal 2009, we expect to continue to return excess capital to our shareholders as reflected by the approval of a quarterly cash dividend of $0.12 per common share by our Board of Directors in March 2009.

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

The following table summarizes our net revenues for the 52 weeks ended February 1, 2009 (“fiscal 2008”), the 53 weeks ended February 3, 2008 (“fiscal 2007”) and the 52 weeks ended January 28, 2007 (“fiscal 2006”):

Dollars in thousands	Fiscal 2008 (52 Weeks)	% Total	Fiscal 2007 (53 Weeks)	% Total	Fiscal 2006 (52 Weeks)	% Total
Retail revenues	$1,962,498	58.4%	$2,281,218	57.8%	$2,153,978	57.8%
Direct-to-customer revenues	1,398,974	41.6%	1,663,716	42.2%	1,573,535	42.2%
Net revenues	$3,361,472	100.0%	$3,944,934	100.0%	$3,727,513	100.0%

Net revenues for fiscal 2008 decreased by $583,462,000, or 14.8%, over fiscal 2007. This decrease was primarily due to the downturn in the economic environment during fiscal 2008 resulting in a comparable store sales decrease of 17.2%, the impact of the extra week of net revenues in fiscal 2007 (a 53-week year) of approximately $70,000,000, the temporary and permanent closure of 21 stores and 4 stores, respectively and a decrease in catalog and page circulation of 20.2% and 30.3%, respectively. This decrease was partially offset by an increase in store leased square footage of 7.1% (including 29 new store openings and the remodeling or expansion of an additional 23 stores).

Net revenues for fiscal 2007 increased by $217,421,000, or 5.8%, over fiscal 2006. This increase was primarily due to an increase in store leased square footage of 5.3%, including 23 new store openings and the remodeling or expansion of an additional 26 stores, the impact of the extra week of net revenues in fiscal 2007 (a 53-week year) of approximately $70,000,000 and comparable store sales growth of 0.3% in fiscal 2007. This increase was further driven by an overall increase in catalog and page circulation of 3.7% and 7.9%, respectively, and continued strength in our Internet business, primarily resulting from our catalog advertising, expanded efforts associated with our electronic direct marketing initiatives and strategic e-commerce partnerships. This increase was partially offset by lost revenues in the Hold Everything brand, the temporary closure of 28 stores and the permanent closure of 9 stores in fiscal 2007.

RETAIL REVENUES AND OTHER DATA

Dollars in thousands	Fiscal 2008 (52 Weeks)		Fiscal 2007 (53 Weeks)	Fiscal 2006 (52 Weeks)
Retail revenues	$1,962,498		$2,281,218	$2,153,978
Percent growth (decline) in retail revenues	(14.0%	)	5.9%	6.0%
Percent increase (decrease) in comparable store sales	(17.2%	)	0.3%	0.3%
Number of stores – beginning of year	600		588	570
Number of new stores	29		23	28
Number of new stores due to remodeling[1]	23		26	28
Number of closed stores due to remodeling[1]	(21)		(28)	(24)
Number of permanently closed stores	(4)		(9)	(14)
Number of stores – end of year	627		600	588
Store selling square footage at year-end	3,828,000		3,575,000	3,389,000
Store leased square footage (“LSF”) at year-end	6,148,000		5,739,000	5,451,000
[1]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams-Sonoma	264	6,300	256	6,100	254	5,900
Pottery Barn	204	12,900	198	12,500	197	12,200
Pottery Barn Kids	95	7,900	94	7,900	92	7,900
West Elm	36	17,100	27	18,200	22	17,400
Williams-Sonoma Home	10	13,300	9	14,300	7	14,500
Outlets	18	20,300	16	20,500	16	20,200
Total	627	9,800	600	9,600	588	9,300

Retail net revenues in fiscal 2008 decreased by $318,720,000, or 14.0%, over fiscal 2007. This decrease was primarily due to the downturn in the economic environment during fiscal 2008 resulting in a comparable store sales decrease of 17.2%, the impact of the extra week of net revenues in fiscal 2007 (a 53-week year) of approximately $30,000,000 and the temporary and permanent closure of 21 stores and 4 stores, respectively. This decrease was partially offset by an increase in store leased square footage of 7.1%, including 29 new store openings and the remodeling or expansion of an additional 23 stores. Net revenue decreases were led by the Pottery Barn, Williams-Sonoma and Pottery Barn Kids brands, partially offset by net revenue increases in the West Elm brand.

Retail net revenues in fiscal 2007 increased by $127,240,000, or 5.9%, over fiscal 2006. This increase was primarily due to an increase in store leased square footage of 5.3%, including 23 new store openings and the remodeling or expansion of an additional 26 stores, the impact of the extra week of net revenues in fiscal 2007 (a 53-week year) of approximately $30,000,000, and comparable store sales growth of 0.3% in fiscal 2007. This increase was partially offset by the temporary closure of 28 stores and the permanent closure of 9 stores during fiscal 2007. Net revenues generated in the West Elm, Pottery Barn, Williams-Sonoma and Williams-Sonoma Home brands were the primary contributors to this year-over-year revenue increase.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes new store openings, store remodelings and expansions. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are meaningful to evaluating the performance of the retail strategy. For fiscal 2008, 2007 and 2006, our total comparable store sales exclude the West Elm and Williams-Sonoma Home concepts.

Percentages represent changes in comparable store sales versus the same period in the prior year.

Percent increase (decrease) in comparable store sales	Fiscal 2008 (52 Weeks)		Fiscal 2007 (53 Weeks)		Fiscal 2006 (52 Weeks)
Williams-Sonoma	(11.4%	)	0.7%		3.0%
Pottery Barn	(21.8%	)	(0.3%	)	(2.1%	)
Pottery Barn Kids	(17.8%	)	(1.5%	)	3.3%
Outlets	(17.1%	)	5.8%		(4.3%	)
Total	(17.2%	)	0.3%		0.3%

Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the overall economic and general retail sales environment, consumer preferences and buying trends, changes in sales mix between distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation, continued strength in our Internet business and fluctuations in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

DIRECT-TO-CUSTOMER REVENUES

Dollars in thousands	Fiscal 2008 (52 Weeks)		Fiscal 2007 (53 Weeks)	Fiscal 2006 (52 Weeks)
Catalog revenues[1]	$365,574		$559,966	$645,975
Internet revenues[1]	$1,033,400		1,103,750	927,560
Total direct-to-customer revenues[1]	$1,398,974		$1,663,716	$1,573,535
Percent growth (decline) in direct-to-customer revenues	(15.9%	)	5.7%	4.5%
Percent increase (decrease) in number of catalogs circulated	(20.2%	)	3.7%	(1.6%	)
Percent increase (decrease) in number of pages circulated	(30.3%	)	7.9%	3.2%
[1]

We estimate that approximately 60% of our company-wide non-gift registry Internet revenues are driven by customers who recently received a catalog and approximately 40% are incremental to the direct-to-customer channel. We do, however, expect to see this percentage begin to decrease as we continue to reduce our catalog advertising costs, and increase our investment in other internet marketing vehicles, in conjunction with our catalog circulation optimization strategy.

In our direct-to-customer channel, net revenues in fiscal 2008 decreased by $264,742,000, or 15.9%, over fiscal 2007. This decrease was primarily driven by the downturn in the overall economic environment during fiscal 2008, the impact of the extra week of net revenues in fiscal 2007 (a 53-week year) of approximately $40,000,000 and a decrease in catalog and page circulation of 20.2% and 30.3%, respectively. Declining net revenues in the Pottery Barn and Pottery Barn Kids brands were the primary contributors to the year-over-year net revenue decrease. All brands except PBteen had declining net revenues during fiscal 2008.

In our direct-to-customer channel, net revenues in fiscal 2007 increased by $90,181,000, or 5.7%, over fiscal 2006. This increase was primarily driven by net revenues generated in the PBteen, West Elm, Pottery Barn and Williams-Sonoma brands due to the impact of the extra week of net revenues in fiscal 2007 (a 53-week year) of approximately $40,000,000, an overall increase in catalog and page circulation of 3.7% and 7.9%, respectively, and continued strength in our Internet business, which continued to be our fastest growing shopping channel, with revenues increasing 19.0% to $1,103,750,000. This increase was partially offset by lost revenues in the Hold Everything brand due to its transition during the second quarter of fiscal 2006.

COST OF GOODS SOLD

Dollars in thousands	Fiscal 2008 (52 Weeks)	% Net Revenues	Fiscal 2007 (53 Weeks)	% Net Revenues	Fiscal 2006 (52 Weeks)	% Net Revenues
Total cost of goods sold	$2,226,300	66.2%	$2,408,963	61.1%	$2,240,226	60.1%

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

Within our reportable segments, the direct-to-customer channel does not incur freight-to-store or store occupancy expenses, and typically operates with lower markdowns and inventory shrinkage than the retail channel. However, the direct-to-customer channel incurs higher customer shipping and damage and replacement costs than the retail channel.

Fiscal 2008 vs. Fiscal 2007

Cost of goods sold decreased by $182,663,000, or 7.6%, in fiscal 2008 compared to fiscal 2007. Including expense of approximately $2,390,000 from lease termination related costs associated with our infrastructure cost reduction program, cost of goods sold as a percentage of net revenues increased to 66.2% in fiscal 2008 from 61.1% in fiscal 2007. This increase as a percentage of net revenues was driven by the deleverage of fixed occupancy expenses primarily due to declining sales, an increase in cost of merchandise (including the impact of greater markdowns) and an increase in inventory related reserves of approximately $11,172,000 partially offset by favorable replacement and damages expense.

In the retail channel, cost of goods sold as a percentage of retail net revenues increased 670 basis points during fiscal 2008 compared to fiscal 2007. This increase as a percentage of net revenues was primarily driven by the deleverage of fixed occupancy expenses due to declining sales, an increase in cost of merchandise (including the impact of greater markdowns) and an increase in inventory related reserves, partially offset by favorable replacement and damages expense.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues increased by 180 basis points during fiscal 2008 compared to fiscal 2007. This increase as a percentage of net revenues was primarily driven by an increase in cost of merchandise (including the impact of greater markdowns), an increase in inventory related reserves and the deleverage of fixed occupancy expenses due to declining sales, partially offset by favorable replacement and damages expense.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Dollars in thousands	Fiscal 2008 (52 Weeks)	% Net Revenues	Fiscal 2007 (53 Weeks)	% Net Revenues	Fiscal 2006 (52 Weeks)	% Net Revenues
Selling, general and administrative expenses	$1,093,019	32.5%	$1,222,573	31.0%	$1,159,786	31.1%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution centers, customer care centers, supply chain operations (buying, receiving and inspection), and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.

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

Fiscal 2008 vs. Fiscal 2007

Selling, general and administrative expenses decreased by $129,554,000, or 10.6%, compared to fiscal 2007, however, as a percentage of net revenues, selling, general and administrative expenses increased to 32.5% in fiscal 2008 from 31.0% in fiscal 2007. This increase as a percentage of net revenues was primarily driven by the deleverage of our employment costs due to declining sales, asset impairment charges of approximately $33,995,000 related to our underperforming retail stores, and severance related costs of approximately $10,344,000 associated with our infrastructure cost reduction program. This increase was partially offset by an approximate $16,000,000 benefit related to a gain on the sale of our corporate aircraft, a net benefit of $11,023,000 associated with the reversal of performance-based stock compensation expense, a $9,350,000 incentive payment received from a landlord to compensate us for terminating a store lease prior to its original expiration and reductions in other general expenses. Although total advertising costs as a percentage of net revenues increased due to declining sales, during fiscal 2008 compared to fiscal 2007 we saw a reduction in catalog advertising expenditures due to our catalog circulation optimization strategy.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues increased approximately 230 basis points in fiscal 2008 compared to fiscal 2007. This increase as a percentage of net revenues was primarily driven by impairment charges of $33,995,000 associated with our underperforming retail stores and the deleverage of our employment costs due to declining sales, partially offset by a $9,350,000 incentive payment received from a landlord to compensate us for terminating a store lease prior to its original expiration.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues increased by approximately 120 basis points in fiscal 2008 compared to fiscal 2007. This increase as a percentage of net revenues was primarily driven by the deleverage of our employment and advertising costs due to declining sales, partially offset by reductions in other general expenses. Although total advertising costs as a percentage of net revenues increased due to declining sales during fiscal 2008 compared to fiscal 2007, we saw a reduction in catalog advertising expenditures due to our catalog circulation optimization strategy.

Fiscal 2007 vs. Fiscal 2006

Selling, general and administrative expenses increased by $62,787,000, or 5.4%, over fiscal 2006. Selling, general and administrative expenses as a percentage of net revenues decreased to 31.0% in fiscal 2007 from 31.1% in fiscal 2006. This 10 basis point decrease as a percentage of net revenues was primarily driven by certain asset disposal and asset impairment costs incurred in fiscal 2006 that did not recur in fiscal 2007 and lower advertising costs due to a higher percentage of direct-to-customer revenues being generated in the Internet channel, which operates at a lower advertising cost than the catalog. Partially offsetting this favorability, however, were increased employment costs, primarily driven by higher incentive compensation, as well as an

$8,600,000 net benefit recorded in fiscal 2006 that did not recur in fiscal 2007, from “Unusual Business Events” (unredeemed gift certificate income due to a change in estimate and the Visa/MasterCard litigation settlement income, partially offset by the expense associated with the departure of our Chief Executive Officer and the expense associated with the Hold Everything transition).

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

INTEREST INCOME AND EXPENSE

Interest income was $1,280,000, $5,041,000 and $11,810,000 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, comprised primarily of income from short-term investments classified as cash and cash equivalents. The decrease in interest income resulted from a decrease in our average investment balances and lower average interest rates during fiscal 2008 compared to fiscal 2007. The decrease in interest income during fiscal 2007 resulted from a decrease in our average cash balances during fiscal 2007 compared to fiscal 2006.

Interest expense was $1,480,000 (net of capitalized interest of $1,163,000), $2,099,000 (net of capitalized interest of $1,389,000) and $2,125,000 (net of capitalized interest of $699,000) for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Interest expense, net of capitalized interest, decreased in fiscal 2008 compared to fiscal 2007 due to lower average borrowings on our credit facility during fiscal 2008 and lower average interest rates. Capitalized interest increased in fiscal 2007 from fiscal 2006 due to an increase in interest expense in fiscal 2007 compared to fiscal 2006 resulting from borrowings under our credit facility in fiscal 2007, which did not occur in fiscal 2006.

INCOME TAXES

The effective income tax rate was 28.4% for fiscal 2008 and 38.1% for fiscal 2007 and fiscal 2006. The decrease in the effective income tax rate was primarily driven by certain favorable income tax resolutions during fiscal 2008.

We currently expect our fiscal 2009 effective tax rate to be in the range of 35% to 41%. Throughout the year, we expect that there could be on-going variability in our quarterly tax rates as lower levels of earnings or losses can increase the volatility of our tax rate. Additionally, our quarterly tax rate may continue to experience ongoing variability as taxable events occur and exposures are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of February 1, 2009, we held $148,822,000 in cash and cash equivalent funds. Consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2008, our cash resources were used to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, purchases of property and equipment and dividend payments. In addition to the current cash balances on hand, we have a $300,000,000 credit facility available as of February 1, 2009 that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During fiscal 2008 and fiscal 2007, we had cumulative borrowings under the credit facility of $195,800,000 and 189,000,000, respectively, of which the maximum amount of borrowings outstanding at any one time were $78,000,000 and $98,000,000 during fiscal 2008 and fiscal 2007, respectively. No amounts were outstanding under the credit facility as of February 1, 2009 or February 3, 2008. Additionally, as of February 1, 2009, $39,559,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12-month period. Further, based on our current projections, we believe we will be in compliance with all of our bank covenants throughout fiscal 2009.

In fiscal 2008, net cash provided by operating activities was $230,163,000 compared to net cash provided by operating activities of $245,539,000 in fiscal 2007. Cash provided by operating activities in fiscal 2008 was primarily attributable to a decrease in merchandise inventories due to our inventory reduction initiatives throughout fiscal 2008, an increase in deferred rent and lease incentives due to the opening of new stores and a decrease in our prepaid catalog costs due to our catalog circulation optimization strategy. This was partially offset by a decrease in income taxes payable due to the payment of our fiscal 2007 income taxes and a significantly reduced income tax obligation due to reduced earnings in the back half of fiscal 2008.

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

Net cash used in investing activities was $144,039,000 for fiscal 2008 compared to $197,250,000 in fiscal 2007. Fiscal 2008 purchases of property and equipment were $191,789,000, comprised of $131,792,000 for 29 new and 23 remodeled or expanded stores, $45,847,000 for systems development projects (including e-commerce websites) and $14,150,000 for distribution, facility infrastructure and other projects. Net cash used in investing activities was partially offset by proceeds from the sale of a corporate aircraft of $46,787,000.

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

In fiscal 2009, we anticipate investing $90,000,000 to $100,000,000 in the purchase of property and equipment, primarily for the construction of 8 new stores and 7 remodeled or expanded stores, systems development projects (including e-commerce websites), and distribution, facility infrastructure and other projects.

For fiscal 2008, net cash used in financing activities was $52,160,000 compared to $208,482,000 in fiscal 2007, comprised primarily of $50,518,000 for the payment of dividends.

For fiscal 2007, net cash used in financing activities was $208,482,000 compared to $206,027,000 in fiscal 2006, comprised primarily of $190,378,000 for the repurchase of our common stock and $48,863,000 for the payment of dividends, partially offset by $28,362,000 in net proceeds from the exercise of stock options.

Stock Repurchase Program

We did not repurchase any shares of our common stock during fiscal 2008 under our previously authorized $150,000,000 share repurchase program. On December 2, 2008, our Board of Directors terminated this share repurchase program in response to current economic conditions and our belief that in these times it is strategically important to maintain a strong financial position and greater cash reserves.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of February 1, 2009:

	Payments Due by Period [1]
Dollars in thousands	Fiscal 2009	Fiscal 2010 to Fiscal 2012	Fiscal 2013 to Fiscal 2014	Thereafter	Total
Mississippi industrial development bonds	$13,150	$—	$—	$—	$13,150
Memphis-based distribution facilities obligation	1,438	4,410	3,422	1,968	11,238
Capital leases	114	371	88	—	573
Interest [2]	1,293	2,923	1,069	281	5,566
Operating leases [3,4]	233,240	605,030	315,673	614,378	1,768,321
Purchase obligations [5]	339,302	4,875	—	—	344,177
Total	$588,537	$617,609	$320,252	$616,627	$2,143,025
[1]

This table excludes $22.8 million of liabilities for unrecognized tax benefits under FIN 48, as we are not able to reasonably estimate when cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in the accompanying Consolidated Balance Sheet as of February 1, 2009.

[2]	Represents interest expected to be paid on our long-term debt, Mississippi industrial development bonds and our capital leases.
[3]	See discussion on operating leases in the “Off Balance Sheet Arrangements” section and Note E to our Consolidated Financial Statements.
[4]	Projected payments include only those amounts that are fixed and determinable as of the reporting date.
[5]	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements.

Mississippi Industrial Development Bonds

In June 2004, in an effort to utilize tax incentives offered to us by the state of Mississippi, we entered into an agreement whereby the Mississippi Business Finance Corporation issued $15,000,000 in long-term variable rate industrial development bonds, the proceeds, net of debt issuance costs, of which were loaned to us to finance the acquisition and installation of leasehold improvements and equipment located in our Olive Branch, Mississippi distribution center. The bonds are marketed through a remarketing agent and are secured by a letter of credit issued under our $300,000,000 line of credit facility. The bonds mature on June 1, 2024. The bond rate resets each week based upon current market rates. The rate in effect at February 1, 2009 was 1.4%.

The bond agreement allows for each bondholder to tender their bonds to the trustee for repurchase, on demand, with seven days advance notice. In the event the remarketing agent fails to remarket the bonds, the trustee will draw upon the letter of credit to fund the purchase of the bonds. As of February 1, 2009, $13,150,000 remained outstanding on these bonds and was classified as current debt. The bond proceeds were restricted for use in the acquisition and installation of leasehold improvements and equipment located in our Olive Branch, Mississippi distribution center.

Memphis-Based Distribution Facilities Obligation

As of February 1, 2009, total debt of $11,238,000 consisted entirely of bond-related debt pertaining to the consolidation of our Memphis-based distribution facilities in accordance with FIN 46R, “Consolidation of Variable Interest Entities.” See discussion of the consolidation of our Memphis-based distribution facilities at Note F to our Consolidated Financial Statements.

Capital Leases

As of February 1, 2009, capital lease obligations of $573,000 consist primarily of leases for distribution center equipment. As of February 3, 2008, we did not have any outstanding capital lease obligations.

Other Contractual Obligations

We have other liabilities reflected in our Consolidated Balance Sheets. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2009 which are included in our current liabilities as of February 1, 2009.

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of February 1, 2009:

	Amount of Outstanding Commitment Expiration By Period
Dollars in thousands	Fiscal 2009	Fiscal 2010 to Fiscal 2012	Fiscal 2013 to Fiscal 2014	Thereafter	Total
Credit facility	$—	—	—	—	$—
Letter of credit facilities	28,518	—	—	—	28,518
Standby letters of credit	39,559	—	—	—	39,559
Total	$68,077	—	—	—	$68,077

Credit Facility

As of February 1, 2009, we have an amended credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The amended revolving line of credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to Earnings Before Interest, Income Tax, Depreciation, Amortization and Rent Expense, or “EBITDAR”), a minimum fixed charge coverage ratio (calculated as EBITDAR to total fixed charges), and covenants limiting our ability to repurchase shares of stock or increase our dividend, in addition to covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our subsidiaries that have guaranteed our credit facility to pay the full amount of our obligations under the credit facility. The amended credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio, or (ii) LIBOR plus a margin based on our leverage ratio. During fiscal 2008 and fiscal 2007, we had cumulative borrowings under the credit facility of $195,800,000 and $189,000,000, respectively, of which the maximum amount of borrowings outstanding at any one time were $78,000,000 and $98,000,000 during fiscal 2008 and fiscal 2007, respectively. No amounts were outstanding under the credit facility as of February 1, 2009 or February 3, 2008. As of February 1, 2009, $39,559,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of February 1, 2009, we were in compliance with our financial covenants under the credit facility and, based on our current projections, expect to be in compliance throughout 2009.

Letter of Credit Facilities

We have five unsecured commercial letter of credit reimbursement facilities, each of which expires on September 4, 2009. The aggregate credit available under all letter of credit facilities is $165,000,000. The letter of credit facilities contain substantially similar covenants and provide for substantially similar events of default as the credit facility. Interest on amounts outstanding under the letter of credit facilities accrues at the lender’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of February 1, 2009, an aggregate of $28,518,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of February 1, 2009. The latest expiration possible for any future letters of credit issued under the facilities is February 1, 2010.

OFF BALANCE SHEET ARRANGEMENTS

Operating Leases

We lease store locations, warehouses, corporate facilities, care centers and certain equipment for original terms ranging generally from 2 to 22 years. Certain leases contain renewal options for periods up to 20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, any contingent rental payments are recorded as incurred each period when the sales threshold is probable and are excluded from our calculation of deferred rent liability. See Notes A and E to our Consolidated Financial Statements.

The following represent our distribution facility operating lease agreements:

•

We have an operating lease for a 1,002,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2022, with two optional five-year renewals.

•

We have an operating lease for an additional 1,103,000 square foot retail distribution facility located in Olive Branch, Mississippi. The lease has an initial term of 22.5 years, expiring January 2023, with two optional five-year renewals.

•

We have an operating lease for an additional 1,170,000 square feet of a distribution facility located in Olive Branch, Mississippi. The lease has an initial term of six years, expiring January 2011, with two optional two-year renewals.

•

In February 2004, we entered into an agreement to lease 781,000 square feet of a distribution center located in Cranbury, New Jersey. The lease has an initial term of seven years, with three optional five-year renewals. The agreement allows us to lease an additional 219,000 square feet of the facility in the event the current tenant vacates the premises.

•

In August 2004, we entered into an agreement to lease a 500,000 square foot distribution facility located in Memphis, Tennessee. In August 2008, we renewed this lease for an additional two year period and the lease now expires in August 2010. In January 2009, in connection with our infrastructure cost reduction program, we closed this distribution facility and vacated the property as of February 1, 2009. We do, however, continue to be liable for future rental payments under our lease agreement through the end of the lease term in August 2010. Therefore, we have recorded a liability for all contractual future obligations within our Consolidated Balance Sheet as of February 1, 2009.

•

In May 2006, we entered into an agreement to lease a 418,000 square foot distribution facility located in South Brunswick, New Jersey. The lease has an initial term of two years, with two optional two-year renewals. In May 2008, we exercised our option under the lease agreement to renew the agreement for an additional two year period. The lease now expires in June 2010.

•

In September 2007, we entered into a 10-year agreement to lease 1,180,000 square feet of distribution facility space in City of Industry, California. As of February 3, 2008, we were occupying 950,000 square feet of this facility and, in February 2008, we began occupying the remaining 230,000 square feet.

•

During fiscal 2008, we entered into lease agreements in Florida and North Carolina for storage space associated with the additional insourcing of our furniture delivery hubs within the region and for the purpose of a small manufacturing facility.

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

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of industrial development bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 industrial development bonds are collateralized by the distribution facility and the individual partners guarantee the bond repayments. As of February 1, 2009, $425,000 was outstanding under the Partnership 1 industrial development bonds.

We made annual rental payments in fiscal 2008, fiscal 2007 and fiscal 2006 of approximately $618,000, plus interest on the bonds calculated at a variable rate determined monthly (approximately 3.0% as of February 1, 2009), applicable taxes, insurance and maintenance expenses. Although the current term of the lease expires in August 2009, we are obligated to renew the operating lease on an annual basis until these bonds are fully repaid.

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

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of industrial development bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 industrial development bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of February 1, 2009, $10,813,000 was outstanding under the Partnership 2 industrial development bonds.

We made annual rental payments of approximately $2,577,000, $2,591,000 and $2,585,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Although the current term of the lease expires in August 2009, we are obligated to renew the operating lease on an annual basis until these bonds are fully repaid.

The two partnerships described above qualify as variable interest entities under FIN 46R due to their related party relationship to us and our obligation to renew the leases until the bonds are fully repaid. Accordingly, the two related party variable interest entity partnerships, from which we lease our Memphis-based distribution facilities, are consolidated by us. As of February 1, 2009, our consolidated balance sheet includes $16,372,000 in assets (primarily buildings), $11,238,000 in debt and $5,134,000 in other long-term liabilities.

IMPACT OF INFLATION

The impact of inflation on our results of operations for the past three fiscal years has not been significant. In light of the current economic environment, however, we cannot be certain of the effect inflation or deflation may have on our results of our operations in the future.

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

Merchandise Inventories

Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted average method) or market. To determine if the value of our inventory should be marked down below cost, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. Our inventory value is adjusted periodically to reflect current market conditions, which requires management judgments that may significantly affect the ending inventory valuation, as well as gross margin. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We reserve for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

Reserves for shrinkage are estimated, at the concept and channel level, as a percentage of net sales based on historical shrinkage results, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count and can vary from our estimates due to such factors as changes in operations within our distribution centers, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, off-site storage locations, and our third-party transportation providers.

Due to these factors, our obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on our inventory balances. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on net earnings. As of February 1, 2009 and February 3, 2008, our inventory reserves were $20,647,000 and $9,475,000, respectively.

Advertising and Prepaid Catalog Expenses

Advertising expenses consist of media and production costs related to catalog mailings, e-commerce advertising and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement, with the exception of prepaid catalog expenses. Prepaid catalog expenses consist primarily of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Estimated future revenues are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable remaining future profitability (remaining net revenues less merchandise cost of goods sold, selling expenses and catalog related-costs) associated with that catalog. If the catalog is not expected to be profitable, the carrying amount of the catalog is impaired accordingly.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We review for impairment all stores for which current or projected cash flows from operations are either negative or nominal, or the construction costs are significantly in excess of the amount originally expected. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the remaining life of the lease. Our estimate of undiscounted future cash flows over the lease term (typically 5 to 22 years) is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment rates, lease escalations, inflation on operating expenses and the overall economics of the retail industry for up to 20 years in the future, and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the net carrying value and the asset’s fair value. The fair value is estimated based upon future cash flows (discounted at a rate that is commensurate with the risk and approximates our weighted average cost of capital). We recorded impairment charges related to our underperforming retail stores of $33,995,000, $1,082,000 and $5,629,000 in selling, general and administrative expenses in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. See Note A to the Consolidated Financial Statements for additional information regarding Property and Equipment.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for employee health benefits, workers’ compensation and product and general liability claims were $21,006,000 and $21,512,000 as of February 1, 2009 and February 3, 2008, respectively, and are recorded within accrued salaries, benefits and other on our Consolidated Balance Sheets.

Customer Deposits

Customer deposits are primarily comprised of unredeemed gift cards, gift certificates, and merchandise credits and deferred revenue related to undelivered merchandise. We maintain a liability for unredeemed gift cards, gift certificates, and merchandise credits until the earlier of redemption, escheatment or four years as we have concluded that the likelihood of our gift cards and gift certificates being redeemed beyond four years from the date of issuance is remote.

Revenue Recognition

We recognize revenues and the related cost of goods sold (including shipping costs) at the time the products are delivered to our customers. Revenue is recognized for retail sales (excluding home-delivered merchandise) at the point of sale in the store and for home-delivered merchandise and direct-to-customer sales when the merchandise is delivered to the customers. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period. Shipping and handling fees charged to the customer are recognized as revenue at the time the products are delivered to the customer. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

Sales Return Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. As of February 1, 2009 and February 3, 2008, our reserve for sales returns was $10,142,000 and $17,259,000, respectively.

Stock-Based Compensation

We measure and record compensation expense in our consolidated financial statements for all stock-based compensation awards using a fair value method. For stock options and stock-settled stock appreciation rights (“option awards”), fair value is determined using the Black-Scholes valuation model, while restricted stock units are valued using the closing price of our stock on the date prior to the date of issuance. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised or cancelled. The fair value of the award is amortized over the requisite service period. Total stock-based compensation expense was $12,131,000, $26,812,000 and $26,759,000, in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, and is recorded as a component of selling, general and administrative expenses.

Fiscal 2008 stock-compensation expense was impacted by the reversal of approximately $11,023,000 of expense previously recognized relating to previously issued stock awards that would have vested based on the achievement of certain performance criteria. We had recognized compensation expense related to these awards as we believed that it was probable that the performance criteria would be achieved. During the third quarter of fiscal 2008, due to the decline in our operating performance, we concluded that it was no longer probable that these criteria would be achieved and therefore reversed approximately $11,023,000 of compensation expense previously recognized.

Subsequently, our Board of Directors decided to remove or modify the performance conditions but retain the service provisions of the awards. As a result, these awards are now considered probable of vesting. Accordingly, we measured the fair value of all such awards as of the date of the modification and will recognize the fair value over the remaining service period of the awards.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. We record reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 on January 29, 2007, which clarifies the accounting for uncertain tax positions. FIN 48 prescribes a process for the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires us to make estimates of the likelihood that certain tax positions will be realized upon ultimate settlement. It is reasonably possible that current income tax examinations involving uncertain tax positions could be resolved within the next 12 months through administrative adjudicative procedures or settlement.

NEW ACCOUNTING PRONOUNCEMENTS

On February 4, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for all financial assets and liabilities. SFAS No. 157 establishes a standard definition for fair value, provides a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-b, Effective Date of FASB No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities (except those recognized or disclosed at fair value in the financial statements on a recurring basis) to annual reporting periods beginning after November 15, 2008. We do not have significant financial assets and liabilities or nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis and, as such, the adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. Further, we do not expect the adoption of FSP No. 157-b to have a material impact on our consolidated financial position, results of operations or cash flows. Additional disclosures will be provided in our Form 10-Q for our first fiscal quarter ending May 3, 2009.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred, valuing non-controlling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. SFAS 141(R) applies prospectively, with limited exceptions, to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. Early adoption is not permitted. Generally, the effect of SFAS 141(R) will depend on future acquisitions and, as such, we do not currently expect the adoption of this Statement to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include significant deterioration of the U.S. and foreign markets, changes in U.S. interest rates, foreign currency exchange rates, including the devaluation of the U.S. dollar, and the effects of uncertain economic forces which may affect the prices we pay our vendors in the foreign countries in which we do business. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

As of February 1, 2009, we have three debt instruments with variable interest rates which subject us to risks associated with changes in interest rates (the interest payable on our credit facility, Mississippi industrial development bond and bond-related debt associated with our Memphis-based distribution facilities). As of February 1, 2009, the total outstanding principal balance on these instruments was $13,575,000 (weighted average interest rate of approximately 2.0% as of February 1, 2009). Although we had no borrowings outstanding under our line of credit facility as of year-end, had we borrowed under our line of credit on February 1, 2009, the interest rate in effect would have been approximately 2.8%. If interest rates on these existing variable rate debt instruments rose 20 basis points (an approximate 10% increase in the associated variable rates as of February 1, 2009), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of February 1, 2009, our investments, made solely in U.S Treasury bills and money market funds, are stated at cost and approximate their fair values. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates, however, have and would in the future decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars, however, approximately 5% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during fiscal 2008 and fiscal 2007. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We can not predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, as of February 1, 2009, we have 16 retail stores in Canada and limited operations in both Europe and Asia, each of which expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during fiscal 2008 or fiscal 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

	Fiscal Year Ended
Dollars and shares in thousands, except per share amounts	Feb. 1, 2009 (52 Weeks)	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)
Net revenues	$3,361,472	$3,944,934	$3,727,513
Cost of goods sold	2,226,300	2,408,963	2,240,226
Gross margin	1,135,172	1,535,971	1,487,287
Selling, general and administrative expenses	1,093,019	1,222,573	1,159,786
Interest income	(1,280)	(5,041)	(11,810)
Interest expense	1,480	2,099	2,125
Earnings before income taxes	41,953	316,340	337,186
Income taxes	11,929	120,583	128,318
Net earnings	$30,024	$195,757	$208,868
Basic earnings per share	$0.28	$1.79	$1.83
Diluted earnings per share	$0.28	$1.76	$1.79
Shares used in calculation of earnings per share:
Basic	105,530	109,273	114,020
Diluted	106,880	111,447	116,773

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Balance Sheets

Dollars and shares in thousands, except per share amounts	Feb. 1, 2009	Feb. 3, 2008
ASSETS
Current assets
Cash and cash equivalents	$148,822	$118,950
Accounts receivable – net	37,405	48,052
Merchandise inventories – net	572,899	693,661
Prepaid catalog expenses	36,424	54,907
Prepaid expenses	45,354	32,276
Deferred income taxes	90,349	91,843
Other assets	9,420	10,086
Total current assets	940,673	1,049,775
Property and equipment – net	942,219	981,075
Non-current deferred income taxes	36,555	44,997
Other assets, net	16,017	18,007
Total assets	$1,935,464	$2,093,854
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$162,362	$197,561
Accrued salaries, benefits and other	75,732	95,383
Customer deposits	192,209	201,743
Income taxes payable	112	83,984
Current portion of long-term debt	14,702	14,734
Other liabilities	15,620	18,129
Total current liabilities	460,737	611,534
Deferred rent and lease incentives	264,672	247,836
Long-term debt	10,259	11,238
Other long-term obligations	51,812	57,523
Total liabilities	787,480	928,131
Commitments and contingencies – See Note L
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	—	—
Common stock, $.01 par value, 253,125 shares authorized,
105,664 shares issued and outstanding at February 1, 2009; 105,349 shares issued and outstanding at February 3, 2008	1,057	1,054
Additional paid-in capital	416,366	403,217
Retained earnings	725,052	746,201
Accumulated other comprehensive income	5,509	15,251
Total shareholders’ equity	1,147,984	1,165,723
Total liabilities and shareholders’ equity	$1,935,464	$2,093,854

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Income
Dollars and shares in thousands	Shares	Amount

Balance at January 29, 2006	114,779	$1,148	$325,146	$791,329	$7,695	$1,125,318

Net earnings	—	—	—	208,868	—	208,868	$208,868
Foreign currency translation adjustment	—	—	—	—	76	76	76
Unrealized gain on investment	—	—	—	—	13	13	13
Exercise of stock options and related tax effect	913	9	21,349	—	—	21,358
Repurchase and retirement of common stock	(5,824)	(58)	(15,031)	(170,419)	—	(185,508)
Stock-based compensation expense	—	—	26,759	54	—	26,813
Dividends declared	—	—	—	(45,507)	—	(45,507)

Comprehensive income							$208,957

Balance at January 28, 2007	109,868	$1,099	$358,223	$784,325	$7,784	$1,151,431

Net earnings	—	—	—	195,757	—	195,757	195,757
Foreign currency translation adjustment	—	—	—	—	7,482	7,482	7,482
Unrealized loss on investment	—	—	—	—	(15)	(15)	(15)
Exercise of stock options and related tax effect	1,677	16	36,337	—	—	36,353
Repurchase and retirement of common stock	(6,196)	(61)	(18,060)	(172,257)	—	(190,378)
Stock-based compensation expense			26,717	60	—	26,777
Dividends declared	—	—	—	(50,000)	—	(50,000)
Adoption of FIN 48	—	—	—	(11,684)	—	(11,684)

Comprehensive income							$203,224

Balance at February 3, 2008	105,349	$1,054	$403,217	$746,201	$15,251	$1,165,723

Net earnings	—	—	—	30,024	—	30,024	30,024
Foreign currency translation adjustment	—	—	—	—	(9,742)	(9,742)	(9,742)
Exercise of stock options and related tax effect	299	3	1,034	—	—	1,037
Release of restricted stock units	16	—	—	—	—	—
Stock-based compensation expense	—	—	12,115	16	—	12,131
Dividends declared	—	—	—	(51,189)	—	(51,189)

Comprehensive income							$20,282

Balance at February 1, 2009	105,664	$1,057	$416,366	$725,052	$5,509	$1,147,984

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
Dollars in thousands	Feb. 1, 2009 (52 Weeks)	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)
Cash flows from operating activities:
Net earnings	$30,024	$195,757	$208,868
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	148,083	140,701	135,031
Loss on disposal/impairment of assets	39,317	4,700	17,113
Gain on sale of asset	(16,115)	—	—
Amortization of deferred lease incentives	(31,266)	(29,400)	(28,683)
Deferred income taxes	5,107	(31,951)	(50,751)
Tax benefit from exercise of stock-based compensation	1,059	3,922	2,545
Stock-based compensation expense	12,131	26,812	26,813
Other	(416)	—	—
Changes in:
Accounts receivable	9,579	2,091	1,070
Merchandise inventories	118,679	(81,469)	(90,598)
Prepaid catalog expenses	18,483	4,702	(5,684)
Prepaid expenses and other assets	(8,578)	(8,161)	5,398
Accounts payable	(27,532)	(30,068)	11,981
Accrued salaries, benefits and other current and long term liabilities[1]	(24,361)	5,945	(6,141)
Customer deposits	(8,644)	13,458	14,958
Deferred rent and lease incentives	49,619	37,675	49,079
Income taxes payable	(85,006)	(9,175)	18,115
Net cash provided by operating activities	230,163	245,539	309,114
Cash flows from investing activities:
Purchases of property and equipment	(191,789)	(212,024)	(190,980)
Proceeds from sale of assets and investments	47,257	285	589
Proceeds from software developer reimbursement	—	14,770	—
Proceeds from insurance reimbursement	632	—	1,104
Other	(139)	(281)	—
Net cash used in investing activities	(144,039)	(197,250)	(189,287)
Cash flows from financing activities:
Borrowings under line of credit	195,800	189,000	—
Repayments of borrowings under line of credit	(195,800)	(189,000)	—
Repayments of long-term obligations	(1,617)	(2,703)	(4,679)
Net proceeds from exercise of stock options	461	28,362	13,935
Excess tax benefit from exercise of stock-based compensation	1,034	5,100	4,878
Payment of dividends	(50,518)	(48,863)	(34,435)
Credit facility costs	(1,520)	—	(218)
Repurchases of common stock	—	(190,378)	(185,508)
Net cash used in financing activities	(52,160)	(208,482)	(206,027)
Effect of exchange rates on cash and cash equivalents	(4,092)	3,714	647
Net increase (decrease) in cash and cash equivalents	29,872	(156,479)	(85,553)
Cash and cash equivalents at beginning of year	118,950	275,429	360,982
Cash and cash equivalents at end of year	$148,822	$118,950	$275,429
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest [2]	$2,550	$3,484	$2,815
Income taxes[3]	118,356	154,948	155,041

1 Includes the impact from the implementation of FIN 48. See Note A.

2 Interest paid, net of capitalized interest, was $1.4 million, $2.1 million and $2.1 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

3 Income taxes paid is presented net of refunds of $1.4 million, $1.5 million and $1.7 million in fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). The direct-to-customer segment of our business sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). The catalogs reach customers throughout the U.S., while the five retail concepts, as of February 1, 2009, operated 627 stores in 44 states, Washington, D.C., Canada and Puerto Rico.

Significant intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Sunday closest to January 31, based on a 52/53-week year. Fiscal 2008, a 52-week year, ended on February 1, 2009; fiscal 2007, a 53-week year, ended on February 3, 2008; and fiscal 2006, a 52-week year, ended on January 28, 2007.

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

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less. Our policy is to invest in high-quality, short-term instruments to achieve maximum yield while maintaining a level of liquidity consistent with our needs. As of February 1, 2009, we were primarily invested in U.S. Treasury bills and money market funds. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card and landlord receivables for which collectibility is reasonably assured. Other miscellaneous receivables are evaluated for collectibility on a regular basis and an allowance for doubtful accounts is recorded as deemed necessary. Our allowance for doubtful accounts was not material to our financial statements as of February 1, 2009 and February 3, 2008.

Merchandise Inventories

Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted average method) or market. To determine if the value of our inventory should be marked down below cost, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. Our inventory value is adjusted periodically to reflect current market conditions, which requires management judgments that may significantly affect the ending inventory valuation, as well as gross margin. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We reserve for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

Reserves for shrinkage are estimated, at the concept and channel level, as a percentage of net sales based on historical shrinkage results, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count and can vary from our estimates due to such factors as changes in operations within our distribution centers, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, off-site storage locations, and our third party transportation providers.

Due to these factors, our obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on our inventory balances. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on net earnings. As of February 1, 2009 and February 3, 2008, our inventory reserves were $20,647,000 and $9,475,000, respectively.

Advertising and Prepaid Catalog Expenses

Advertising expenses consist of media and production costs related to catalog mailings, e-commerce advertising and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement, with the exception of prepaid catalog expenses. Prepaid catalog expenses consist primarily of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Estimated future revenues are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable remaining future profitability (remaining net revenues less merchandise cost of goods sold, selling expenses and catalog related-costs) associated with that catalog. If the catalog is not expected to be profitable, the carrying amount of the catalog is impaired accordingly.

Total advertising expenses (including catalog advertising, e-commerce advertising and all other advertising costs) were approximately $328,019,000, $379,468,000 and $365,829,000 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets below.

Leasehold improvements	Shorter of estimated useful life or lease term (generally 2 – 22 years)
Fixtures and equipment	2 – 20 years
Buildings and building improvements	10 – 40 years
Capitalized software	2 – 10 years
Corporate aircraft	20 years (20% salvage value)

Internally developed software costs are capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Interest costs related to assets under construction, including software projects, are capitalized during the construction or development period. We capitalized interest costs of $1,163,000, $1,389,000 and $699,000 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

For any facility closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed, however, most store closures occur upon the lease expiration.

We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We review for impairment all stores for which current or projected cash flows from operations are either negative or nominal, or the construction costs are significantly in excess of the amount originally expected. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the remaining life of the lease. Our estimate of undiscounted future cash flows over the lease term (typically 5 to 22 years) is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment rates, lease escalations, inflation on operating expenses and the overall economics of the retail industry for up to 20 years in the future, and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the net carrying value and the asset’s fair value. The fair value is estimated based upon future cash flows (discounted at a rate that is commensurate with the risk and approximates our weighted average cost of capital). We recorded impairment charges related to our underperforming retail stores of $33,995,000, $1,082,000 and $5,629,000 in selling, general and administrative expenses in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Lease Rights and Other Intangible Assets

Lease rights, representing costs incurred to acquire the lease of a specific commercial property, are recorded at cost in other assets and are amortized over the lives of the respective leases. Other intangible assets primarily include fees associated with the acquisition of our credit facility and are recorded at cost in other assets and amortized over the life of the facility.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for employee health benefits, workers’ compensation and product and general liability claims were $21,006,000 and $21,512,000 as of February 1, 2009 and February 3, 2008, respectively, and are recorded within accrued salaries, benefits and other on our Consolidated Balance Sheets.

Customer Deposits

Customer deposits are primarily comprised of unredeemed gift cards, gift certificates, and merchandise credits and deferred revenue related to undelivered merchandise. We maintain a liability for unredeemed gift cards, gift certificates, and merchandise credits until the earlier of redemption, escheatment or four years as we have concluded that the likelihood of our gift cards and gift certificates being redeemed beyond four years from the date of issuance is remote.

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

Revenue Recognition

We recognize revenues and the related cost of goods sold (including shipping costs) at the time the products are delivered to our customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition.” Revenue is recognized for retail sales (excluding home-delivered merchandise) at the point of sale in the store and for home-delivered merchandise and direct-to-customer sales when the merchandise is delivered to the customers. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period. Shipping and handling fees charged to the customer are recognized as revenue at the time the products are delivered to the customer. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

Sales Returns Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. A summary of activity in the sales returns reserve is as follows:

Dollars in thousands	Fiscal 2008[1] (52 Weeks)	Fiscal 2007[1] (53 Weeks)	Fiscal 2006[1] (52 Weeks)
Balance at beginning of year	$17,259	$15,467	$13,682
Provision for sales returns	206,288	277,281	264,630
Actual sales returns	(213,405)	(275,489)	(262,845)
Balance at end of year	$10,142	$17,259	$15,467
[1]	Amounts are shown net of cost of goods sold.

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

Stock-Based Compensation

We account for stock-based compensation arrangements in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” by measuring and recording compensation expense in our consolidated financial statements for all stock-based compensation awards using a fair value method. For stock options and stock-settled stock appreciation rights (“option awards”), fair value is determined using the Black-Scholes valuation model, while restricted stock units are valued using the closing price of our stock on the date prior to the date of issuance. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised or cancelled. The fair value of the award is amortized over the requisite service period. Total stock-based compensation expense was $12,131,000, $26,812,000 and $26,759,000 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, and is recorded as a component of selling, general and administrative expenses.

Financial Instruments

As of February 1, 2009, we have 16 retail stores in Canada and limited operations in both Europe and Asia, each of which expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during fiscal 2008, fiscal 2007 or fiscal 2006.

Foreign Currency Translation

We have subsidiaries which have foreign operations and a functional currency different than the U.S. dollar, such as in Canada (functional currency of the CAD), in Europe (functional currency of the Euro), in the United Kingdom (functional currency of GBP), and in Singapore (functional currency of the Singapore Dollar). Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income within shareholders’ equity. Gains and losses in fiscal 2008 and fiscal 2007 resulting from foreign currency transactions have not been significant and are included in selling, general and administrative expenses.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. We record reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

On January 29, 2007, we adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertain tax positions. As a result of the implementation of FIN 48, we recognized an $11,684,000 increase in unrecognized tax benefits, which was accounted for as a reduction to the January 29, 2007 balance of retained earnings.

New Accounting Pronouncements

On February 4, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities. SFAS No. 157 establishes a standard definition for fair value, provides a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. In December 2007, the FASB issued FSP No. 157-b, Effective Date of FASB No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities (except those recognized or disclosed at fair value in the financial statements on a recurring basis) to annual reporting periods beginning after November 15, 2008. We do not have significant financial assets and liabilities or nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis and, as such, the adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. Further, we do not expect the adoption of FSP No. 157-b to have a material impact on our consolidated financial position, results of operations or cash flows. Additional disclosures will be provided in our Form 10-Q for our first fiscal quarter ending May 3, 2009.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred, valuing non-controlling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. SFAS 141(R) applies prospectively, with limited exceptions, to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. Early adoption is not permitted. Generally, the effect of SFAS 141(R) will depend on future acquisitions and, as such, we do not currently expect the adoption of this Statement to have a material impact on our consolidated financial position, results of operations or cash flows.

Note B: Property and Equipment

Property and equipment consists of the following:

Dollars in thousands	Feb. 1, 2009	Feb. 3, 2008
Leasehold improvements	$828,414	$800,658
Fixtures and equipment	578,259	544,152
Capitalized software	247,613	196,311
Land and buildings	133,406	133,435
Corporate systems projects in progress [1]	66,469	96,493
Construction in progress [2]	25,866	23,384
Corporate aircraft	11,503	48,668
Total	1,891,530	1,843,101
Accumulated depreciation and amortization	(949,311)	(862,026)
Property and equipment – net	$942,219	$981,075

1 Corporate systems projects in progress is primarily comprised of a new merchandising, inventory management and order management system currently under development.

2 Construction in progress is primarily comprised of leasehold improvements and furniture and fixtures related to new, expanded or remodeled retail stores where construction had not been completed as of year-end.

Note C: Borrowing Arrangements

Long-term debt consists of the following:

Dollars in thousands	Feb. 1, 2009	Feb. 3, 2008
Obligations under capital leases	$573	$–
Memphis-based distribution facilities obligation	11,238	12,822
Mississippi industrial development bonds	13,150	13,150
Total debt	24,961	25,972
Less current maturities	14,702	14,734
Total long-term debt	$10,259	$11,238

Capital Leases

As of February 1, 2009, capital lease obligations of $573,000 consist primarily of leases for distribution center equipment. As of February 3, 2008, we did not have any outstanding capital lease obligations.

Memphis-Based Distribution Facilities Obligation

See Note F for a discussion on our bond-related debt pertaining to our Memphis-based distribution facilities.

Mississippi Industrial Development Bonds

In June 2004, in an effort to utilize tax incentives offered to us by the state of Mississippi, we entered into an agreement whereby the Mississippi Business Finance Corporation issued $15,000,000 in long-term variable rate industrial development bonds, the proceeds, net of debt issuance costs, of which were loaned to us to finance the acquisition and installation of leasehold improvements and equipment located in our Olive Branch, Mississippi, distribution center. The bonds are marketed through a remarketing agent and are secured by a letter of credit issued under our $300,000,000 line of credit facility. The bonds mature on June 1, 2024. The bond rate resets each week based upon current market rates. The rate in effect at February 1, 2009 was 1.4%.

The bond agreement allows for each bondholder to tender their bonds to the trustee for repurchase, on demand, with seven days advance notice. In the event the remarketing agent fails to remarket the bonds, the trustee will draw upon the letter of credit to fund the purchase of the bonds. As of February 1, 2009, $13,150,000 remained outstanding on these bonds and was classified as current debt. The bond proceeds were restricted for use in the acquisition and installation of leasehold improvements and equipment located in our Olive Branch, Mississippi distribution center.

The aggregate maturities of long-term debt at February 1, 2009 were as follows:

Dollars in thousands
Fiscal 2009	$14,702
Fiscal 2010	1,587
Fiscal 2011	1,542
Fiscal 2012	1,652
Fiscal 2013	1,724
Thereafter	3,754
Total	$24,961

Credit Facility

As of February 1, 2009, we have an amended credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The amended revolving line of credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to Earnings Before Interest, Income Tax, Depreciation, Amortization and Rent Expense, or “EBITDAR”), a minimum fixed charge coverage ratio (calculated as EBITDAR to total fixed charges), and covenants limiting our ability to repurchase shares of stock or increase our dividend, in addition to covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our subsidiaries that have guaranteed our credit facility to pay the full amount of our obligations under the credit facility. The amended credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio, or (ii) LIBOR plus a margin based on our leverage ratio. During fiscal 2008 and fiscal 2007, we had cumulative borrowings under the credit facility of $195,800,000 and $189,000,000, respectively, of which the maximum amount of borrowings outstanding at any one time were $78,000,000 and $98,000,000 during fiscal 2008 and fiscal 2007, respectively. No amounts were outstanding under the credit facility as of February 1, 2009 or February 3, 2008. As of February 1, 2009, $39,559,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of February 1, 2009, we were in compliance with our financial covenants under the credit facility and, based on our current projections, expect to be in compliance throughout 2009.

Letter of Credit Facilities

We have five unsecured commercial letter of credit reimbursement facilities, each of which expires on September 4, 2009. The aggregate credit available under all letter of credit facilities is $165,000,000. The letter of credit facilities contain substantially similar covenants and provide for substantially similar events of default as the credit facility. Interest on amounts outstanding under the letter of credit facilities accrues at the lender’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of February 1, 2009, an aggregate of $28,518,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of February 1, 2009. The latest expiration possible for any future letters of credit issued under the facilities is February 1, 2010.

Interest Expense

Interest expense was $1,480,000 (net of capitalized interest of $1,163,000), $2,099,000 (net of capitalized interest of $1,389,000) and $2,125,000 (net of capitalized interest of $699,000) for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Note D: Income Taxes

The components of earnings before income taxes, by tax jurisdiction, are as follows:

	Fiscal Year Ended
Dollars in thousands	Feb. 1, 2009 (52 Weeks)	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)
United States	$33,376	$299,235	$319,732
Foreign	8,577	17,105	17,454
Total earnings before income taxes	$41,953	$316,340	$337,186

The provision for income taxes consists of the following:

	Fiscal Year Ended
Dollars in thousands	Feb. 1, 2009 (52 Weeks)	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)
Current
Federal	$5,143	$126,219	$148,125
State	(1,096)	19,254	24,645
Foreign	2,775	7,061	6,299
Total current	6,822	152,534	179,069
Deferred
Federal	4,817	(26,494)	(44,573)
State	(83)	(4,796)	(5,802)
Foreign	373	(661)	(376)
Total deferred	5,107	(31,951)	(50,751)
Total provision	$11,929	$120,583	$128,318

Except where required by U.S. tax law, we have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we have intended to utilize those earnings in our foreign operations for an indefinite period of time. In the fourth quarter of fiscal 2008, based on the current economic environment, we assessed our anticipated future cash needs and the overall financial position of our Canadian subsidiary and concluded that the remaining undistributed earnings were in excess of our future cash requirements for the on-going operations of our Canadian subsidiary. Accordingly, our Canadian subsidiary repatriated $13,900,000 to our U.S. operations in the fourth quarter of fiscal 2008. These repatriated earnings were offset by foreign tax credits that reduced the financial tax liability associated with this foreign dividend to zero. The accumulated undistributed earnings of all of our foreign subsidiaries were approximately $500,000 as of February 1, 2009 and are sufficient to support our anticipated future cash needs for our foreign operations. We currently intend to utilize the remainder of these undistributed earnings for an indefinite period of time and will only repatriate such earnings when it is tax effective to do so. It is currently not practical to estimate the tax liability that might be payable if these foreign earnings were to be repatriated.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal Year Ended
	Feb. 1, 2009 (52 Weeks)		Feb. 3, 2008 (53 Weeks)		Jan. 28, 2007 (52 Weeks)
Federal income taxes at the statutory rate	35.0%		35.0%		35.0%
State income tax rate	(8.2%	)	3.5%		4.0%
Other	1.6%		(0.4%	)	(0.9%	)
Total	28.4%	[1]	38.1%		38.1%
[1]	The decrease in the fiscal 2008 effective income tax rate was primarily driven by certain favorable income tax resolutions during fiscal 2008.

Significant components of our deferred tax accounts are as follows:

Dollars in thousands	Feb. 1, 2009 (52 Weeks)	Feb. 3, 2008 (53 Weeks)
Current:
Compensation	$12,436	$11,392
Inventory	19,538	22,117
Accrued liabilities	11,868	17,585
Customer deposits	58,197	61,215
Deferred catalog costs	(14,589)	(21,184)
Other	2,899	718
Total current	90,349	91,843
Non-current:
Depreciation	13,392	14,616
Deferred rent	15,672	12,390
Stock-based compensation	20,828	17,757
Deferred lease incentives	(27,548)	(23,046)
Executive deferral plan	4,527	6,214
State taxes	8,260	15,985
Other	1,424	1,081
Total non-current	36,555	44,997
Total deferred tax assets, net	$126,904	$136,840

As of February 1, 2009, we had $16,243,000 of gross unrecognized tax benefits, of which $10,558,000 would, if recognized, affect the effective tax rate. The gross unrecognized tax benefits as of February 3, 2008 were $35,211,000, of which $22,634,000 would, if recognized, affect the effective tax rate.

The following table summarizes the activity related to our gross unrecognized tax benefits:

Dollars in thousands	Feb. 1, 2009 (52 Weeks)	Feb. 3, 2008 (53 Weeks)
Balance at beginning of year	$35,211	$30,981
Increases related to current year tax positions	2,018	7,076
Increases for tax positions for prior years	178	712
Decreases for tax positions for prior years	(1,628)	(1,010)
Settlements	(18,469)	(1,979)
Lapse in statute of limitations	(1,067)	(569)
Balance at end of year	$16,243	$35,211

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of February 1, 2009 and February 3, 2008, our accruals, primarily for the payment of interest, totaled $6,450,000, and $9,006,000, respectively.

Due to the potential resolution of state issues, it is reasonably possible that the balance of our gross unrecognized tax benefits balance could decrease within the next twelve months by a range of zero to $3,500,000.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Internal Revenue Service (IRS) has concluded its examination of our U.S. federal income tax returns for years prior to 2004 without any significant adjustments. Substantially all material state, local and foreign income tax examinations have been concluded for years through 1999.

Note E: Accounting for Leases

Operating Leases

We lease store locations, warehouses, corporate facilities, care centers and certain equipment for original terms ranging generally from 2 to 22 years. Certain leases contain renewal options for periods up to 20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, any contingent rental payments are recorded as incurred each period when the sales threshold is probable and are excluded from our calculation of deferred rent liability.

Total rental expense for all operating leases was as follows:

	Fiscal Year Ended
Dollars in thousands	Feb. 1, 2009 (52 Weeks)	Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)
Rent expense,1	$161,254	$146,226	$130,870
Contingent rent expense	32,268	35,731	35,020
Less: sublease rental income	(175)	(46)	(39)
Total rent expense	$193,347	$181,911	$165,851

1 Excludes expense of approximately $2.0 million recorded in fiscal 2008 related to future minimum lease commitments on the distribution facility that was closed during the fourth quarter of fiscal 2008 associated with our infrastructure cost reduction program (See Note N).

The aggregate minimum annual cash rental payments under non-cancelable operating leases (excluding the Memphis-based distribution facilities) in effect at February 1, 2009 were as follows:

Dollars in thousands	Lease Commitments[1] ,2
Fiscal 2009	$233,240
Fiscal 2010	222,131
Fiscal 2011	200,670
Fiscal 2012	182,229
Fiscal 2013	167,964
Thereafter	762,087
Total	$1,768,321

1 Represents future projected cash payments and therefore, is not necessarily representative of future expected rental expense.

2. Projected cash payments include only those amounts that are fixed and determinable as of the reporting date. We currently pay rent for certain store locations based on a percentage of store sales if a specified store sales threshold is or is not met or if contractual obligations of the landlord have not been met. Projected payments for these locations are based on minimum rent, which is generally higher as future store sales cannot be predicted with certainty. In addition, these projected payments do not include any benefit from deferred lease incentive income, which is reflected within “Rent expense” above.

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

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of industrial development bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 industrial development bonds are collateralized by the distribution facility and the individual partners guarantee the bond repayments. As of February 1, 2009, $425,000 was outstanding under the Partnership 1 industrial development bonds.

We made annual rental payments in fiscal 2008, fiscal 2007 and fiscal 2006 of approximately $618,000, plus interest on the bonds calculated at a variable rate determined monthly (approximately 3.0% on February 1, 2009), applicable taxes, insurance and maintenance expenses. Although the current term of the lease expires in August 2009, we are obligated to renew the operating lease on an annual basis until these bonds are fully repaid.

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

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of industrial development bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 industrial development bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of February 1, 2009, $10,813,000 was outstanding under the Partnership 2 industrial development bonds.

We made annual rental payments of approximately $2,577,000, $2,591,000 and $2,585,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Although the current term of the lease expires in August 2009, we are obligated to renew the operating lease on an annual basis until these bonds are fully repaid.

The two partnerships described above qualify as variable interest entities under FIN 46R due to their related party relationship and our obligation to renew the leases until the bonds are fully repaid. Accordingly, the two related party variable interest entity partnerships, from which we lease our Memphis-based distribution facilities, are consolidated by us. As of February 1, 2009, our consolidated balance sheet includes $16,372,000 in assets (primarily buildings), $11,238,000 in debt and $5,134,000 in other long-term liabilities.

Note G: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Per-Share Amount
2008 (52 Weeks)
Basic	$30,024	105,530	$0.28
Effect of dilutive stock-based awards		1,350
Diluted	$30,024	106,880	$0.28
2007 (53 Weeks)
Basic	$195,757	109,273	$1.79
Effect of dilutive stock-based awards		2,174
Diluted	$195,757	111,447	$1.76
2006 (52 Weeks)
Basic	$208,868	114,020	$1.83
Effect of dilutive stock-based awards		2,753
Diluted	$208,868	116,773	$1.79

Stock-based awards of 6,428,000, 5,612,000 and 4,181,000 in fiscal 2008, fiscal 2007 and fiscal 2006 respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

Note H: Common Stock

Authorized preferred stock consists of 7,500,000 shares at $0.01 par value of which none was outstanding during fiscal 2008 or fiscal 2007. Authorized common stock consists of 253,125,000 shares at $0.01 par value. Common stock outstanding as of February 1, 2009 and February 3, 2008 was 105,664,000 and 105,349,000 shares, respectively. Our Board of Directors is authorized to issue equity awards for up to the total number of shares authorized and remaining available for grant under our 2001 Amended and Restated Long-Term Incentive Plan.

We did not repurchase any shares of our common stock during fiscal 2008 under our previously authorized $150,000,000 share repurchase program. On December 2, 2008, our Board of Directors terminated this share repurchase program in response to current economic conditions and our belief that in these times it is strategically important to maintain a strong financial position and greater cash reserves.

During fiscal 2008 and fiscal 2007, total cash dividends declared were approximately $51,189,000 and $50,000,000, respectively, or $0.12 per common share per quarter. Subsequent to year-end, on March 24, 2009, our Board of Directors declared a quarterly cash dividend of $0.12 per common share payable on May 26, 2009 to shareholders of record as of the close of business on April 27, 2009. Our quarterly cash dividend may be limited or terminated at any time.

Note I: Stock-Based Compensation

Our Amended and Restated 2001 Long-Term Incentive Plan (the “2001 Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 15,959,903 shares. As of February 1, 2009, there were approximately 1,076,714 shares available for future grant. Awards may be granted under the 2001 Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the 2001 Plan have a maximum term of ten years, except incentive stock options that may be issued to 10% shareholders, which have a maximum term of five years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the date prior to the grant date or not less than 110% of such closing price for an incentive stock option granted to a 10% shareholder. Option awards granted to employees generally vest over four to five years. Stock awards granted to employees generally vest over a period of three to five years for service based awards, and four to five years for performance based awards. Certain option and stock awards contain vesting acceleration clauses in the event of a merger or similar corporate event. Option and stock awards granted to non-employee Board members generally vest in approximately one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of shareholders (as long as they continue to serve as a non-employee Board member). Shares issued as a result of option award exercises will be funded with the issuance of new shares.

We account for stock-based compensation arrangements in accordance with SFAS No. 123R, “Share-Based Payment,” which requires us to measure and record compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method.

Total Stock-Based Compensation Expense

During fiscal 2008, fiscal 2007 and fiscal 2006, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $12,131,000 (which includes the $11,023,000 reversal of compensation expense related to performance-based stock awards), $26,812,000, and $26,759,000, respectively. As of February 1, 2009, there was a remaining unamortized expense balance of $50,145,000 (net of estimated forfeitures), which we expect to be recognized on a straight-line basis over an average remaining service period of approximately three years.

Fiscal 2008 stock-compensation expense was impacted by the reversal of approximately $11,023,000 of expense previously recognized relating to previously issued stock awards that would have vested based on the achievement of certain performance criteria. We had recognized compensation expense related to these awards as we believed that it was probable that the performance criteria would be achieved. During the third quarter of fiscal 2008, due to the decline in our operating performance, we concluded that it was no longer probable that these criteria would be achieved and therefore reversed approximately $11,023,000 of compensation expense previously recognized.

Subsequently, our Board of Directors decided to remove or modify the performance conditions but retain the service provisions of the awards. As a result, these awards are now considered probable of vesting. Accordingly, we measured the fair value of all such awards as of the date of the modification and will recognize the fair value over the remaining service period of the awards.

Compensation expense is recorded for the following awards:

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

•

Restricted Stock Units – For performance-based restricted stock units, compensation expense is based on the grant date fair value (or modification date fair values, if applicable) and the probability that the performance metrics will be achieved. For non-performance-based restricted stock units, compensation expense is based on the grant date fair value.

Stock Options

The following table summarizes our stock option activity during fiscal 2008 and fiscal 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance at January 28, 2007	9,026,289	$23.04
Granted[2]	—	—
Exercised	(1,979,641)	19.45		$28,470,000
Canceled	(415,499)	36.60
Balance at February 3, 2008	6,631,149	$23.26
Granted[2]	—	—
Exercised	(571,782)	10.96		$6,219,000
Canceled	(432,824)	35.29
Balance at February 1, 2009	5,626,543	$23.58	3.48	$0
Vested at February 1, 2009	5,109,153	22.22	3.22	$0
Vested plus expected to vest at February 1, 2009	5,581,057	23.46	3.46	$0
[1]

Intrinsic value for outstanding and vested options is defined as the excess of the market value on the last business day of the fiscal year (or $7.92) over the exercise price, if any. For exercises, intrinsic value is defined as the difference between the grant date exercise price and the market value on the date of exercise.

[2]

In fiscal 2006, we began issuing stock-settled stock appreciation rights in lieu of stock option grants. Therefore, no stock options were granted during fiscal 2008 or fiscal 2007. See the stock-settled stock appreciation rights table below.

The following table summarizes information about stock options outstanding at February 1, 2009:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Term Remaining (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 8.31 – $ 13.66	1,163,578	1.61	$11.03	1,163,578	$11.03
$ 13.85 – $ 16.34	1,139,652	1.14	14.65	1,139,652	14.65
$ 16.53 – $ 28.25	1,183,268	3.47	22.61	1,183,268	22.61
$ 28.45 – $ 38.34	1,135,215	5.13	32.61	970,105	32.57
$ 38.84 – $ 43.85	1,004,830	6.44	39.20	652,550	39.26
$ 8.31 – $ 43.85	5,626,543	3.48	$23.58	5,109,153	$22.22

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date for the number of shares vested.

The following table summarizes our stock-settled stock appreciation right activity during fiscal 2008 and fiscal 2007:

	Shares	Weighted Average Conversion Price[1]	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[2]
Balance at January 28, 2007	1,978,850	$36.01
Granted (weighted average fair value of $11.56)	1,539,200	34.42
Converted	—	—		—
Canceled	(231,580)	36.07
Balance at February 3, 2008	3,286,470	35.27
Granted (weighted average fair value of $3.16)	4,794,300	8.61
Converted	—	—		—
Canceled	(469,256)	32.17
Balance at February 1, 2009	7,611,514	$18.67	9.02	$0
Vested at February 1, 2009	1,209,628	$35.19	7.76	$0
Vested plus expected to vest at February 1, 2009	6,108,126	$19.86	8.93	$0
[1]	Conversion price is defined as the price from which stock-settled stock appreciation rights are measured and is equal to the market value on the date of issuance.
[2]

Intrinsic value for activities other than conversions is defined as the excess of the grant price over the current market value on the last business day of the fiscal year (or $7.92), if any. For conversions, intrinsic value is defined as the difference between the grant date price and the market value on the date of the conversion.

The following table summarizes information about stock-settled stock appreciation rights outstanding at February 1, 2009:

	Stock-Settled Stock Appreciation Rights Outstanding			Stock-Settled Stock Appreciation Rights Vested
Range of Conversion Prices	Number Outstanding	Weighted Average Contractual Term Remaining (Years)	Weighted Average Conversion Price	Number Vested	Weighted Average Conversion Price
$ 8.01 – $ 8.31	70,600	9.89	$8.08	—	—
$ 8.56 – $ 8.56	4,643,800	9.76	8.56	—	—
$ 24.25 – $ 34.89	2,215,854	8.01	33.51	924,140	$33.59
$ 36.70 – $ 41.70	676,260	7.13	40.36	283,488	40.36
$ 42.13 – $ 42.13	5,000	7.24	42.13	2,000	42.13
$ 8.01 – $ 42.13	7,611,514	9.02	$18.67	1,209,628	$35.19

The fair value for both stock options and stock-settled stock appreciation rights is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

•	Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates our expected term.

•	Dividend yield – The dividend yield is based on our quarterly cash dividend and the anticipated dividend payout over our expected term of the option award.

The weighted average assumptions used for fiscal 2008 and fiscal 2007 are as follows:

	Fiscal Year Ended
	Feb. 1, 2009 (52 Weeks)	Feb. 3, 2008 (53 Weeks)
Expected term (years)	5.2	5.0
Expected volatility	49.4%	33.6%
Risk-free interest rate	2.5%	4.4%
Dividend yield	2.7%	1.0%

Restricted Stock Units

The following table summarizes our restricted stock unit activity during fiscal 2008 and fiscal 2007:

	Weighted Average
	Shares	Grant Date Fair Value	Intrinsic Value[1]
Balance at January 28, 2007	850,000
Granted	51,800	$32.71
Released	—	—	—
Canceled	(70,000)
Balance at February 3, 2008	831,800
Granted	506,964	$24.17
Released	(15,900)	$26.61	$423,000
Canceled	(76,531)
Balance at February 1, 2009	1,246,333	$20.50	$9,871,000
Expected to Vest at February 1, 2009	1,176,562	$20.50	$9,318,000

1 Intrinsic value for restricted stock units is defined as the market value on the last business day of the fiscal year (or $7.92).

Tax Effect

We present tax benefits resulting from the exercise of stock-based awards as operating cash flows, and tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation awards exercised as financing cash flows in the Consolidated Statements of Cash Flows. During fiscal 2008, fiscal 2007 and fiscal 2006, net proceeds from the exercise of stock options was $461,000, $28,362,000 and $13,935,000, respectively, and the tax benefit (shortfall) associated with such exercises totaled ($1,660,000), $10,821,000 and $7,696,000, respectively.

Equity Award Exchange Program

In response to the significant decline in our stock price, on June 11, 2008, our shareholders approved an offer for our eligible employees to exchange certain outstanding option awards and stock-settled stock appreciation rights for restricted stock units. This offer commenced on March 16, 2009 and is expected to close on April 10, 2009. As of March 16, 2009, approximately 3,156,600 of our outstanding option awards and stock-settled stock appreciation rights were eligible to be exchanged in the program. The exchange program is designed such that participants may exchange their eligible option awards and stock-settled stock appreciation rights for restricted stock units of an approximate equal fair value. Therefore, we do not expect the exchange program to have a material impact on our results of operations.

Note J: Williams-Sonoma, Inc. 401(k) Plan and Other Employee Benefits

We have a defined contribution retirement plan, the “Williams-Sonoma, Inc. 401(k) Plan” (the “Plan”), which is intended to be qualified under Internal Revenue Code Sections 401(a), 401(k), 401(m) and 4975(e)(7). Prior to January 1, 2009, the Plan permitted eligible employees to make salary deferral contributions up to 15% of their eligible compensation each pay period (5% for certain higher paid individuals). As of January 1, 2009, the Plan now permits eligible employees to make salary deferral contributions up to 75% of their eligible compensation each pay period (5% for certain higher paid individuals). Employees designate the funds in which their contributions are invested. Each participant may choose to have his or her salary deferral contributions and earnings thereon invested in one or more investment funds, including our company stock fund.

Prior to January 1, 2009, our matching contribution was equal to 50% of each participant’s salary deferral contribution each pay period, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period (5% for certain higher paid individuals). As of January 1, 2009, each participant’s matching contribution will be earned on a semi-annual basis with respect to eligible salary deferrals for those employees that are employed with the company on June 30th or December 31st of the year in which the deferrals are made. Further, as of January 1, 2009, eligible associates must complete one year of eligibility service prior to receiving company matching contributions. For the first five years of the participant’s employment, all matching contributions vest at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions vest immediately.

The Plan consists of two parts: a profit sharing plan portion and, effective April 21, 2006, a stock bonus plan/employee stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the company internal revenue stock fund at any time. The profit sharing and ESOP components of the Plan are considered a single plan under Code section 414(l). Our contributions to the plan were $5,168,000, $5,336,000 and $3,467,000 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

We have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management and other certain highly compensated employees. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. As of February 1, 2009 and February 3, 2008, $11,789,000 and $16,105,000, respectively, was included in other long-term obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $9,413,000 and $12,758,000 as of February 1, 2009 and February 3, 2008, respectively, and was included in other assets.

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

Note M: Related Party Transaction

On May 16, 2008, we completed two transactions relating to our corporate aircraft. First, we sold our Bombardier Global Express airplane for approximately $46,787,000 in cash (a net after-tax cash benefit of approximately $29,000,000) to an unrelated third party. This resulted in a gain on sale of asset of approximately $16,000,000 in the second quarter of fiscal 2008. Second, we entered into an Aircraft Lease Agreement (the “Lease Agreement”) with a limited liability company (the “LLC”) owned by W. Howard Lester, our Chief Executive Officer and Chairman of the Board of Directors, for use of a Bombardier Global 5000 owned by the LLC. These transactions were approved by our Board of Directors.

Under the terms of the Lease Agreement, in exchange for use of the aircraft, we will pay the LLC $375,000 for each of the thirty-six months of the lease term through May 15, 2011. We are also responsible for all use-related costs associated with the aircraft, including fixed costs such as crew salaries and benefits, insurance and hangar costs, and all direct operating costs. Closing costs associated with the Lease Agreement were divided evenly between us and the LLC, and each party paid its own attorney and advisor fees. The Lease Agreement is subject to early termination by either party, with 90 days prior written notice, if Mr. Lester retires or otherwise withdraws from active management of the company. During fiscal 2008, we paid a total of $3,185,000 to the LLC and as of February 1, 2009, $375,000, equal to one month’s rent, was owed to the LLC, all of which was paid subsequent to year-end.

Note N: Infrastructure Cost Reduction Program

On January 21, 2009, we announced a series of actions completed during the fourth quarter of fiscal 2008 to reduce our fiscal 2009 fixed and semi-fixed overhead costs by approximately $75,000,000. These actions included an approximate 18% reduction in company-wide full time headcount (approximately 1,400 positions), the closure of our Camp Hill, Pennsylvania care center and the closure of a 500,000 square foot distribution facility in Memphis, Tennessee. In connection with this cost reduction program, we incurred approximately $12,734,000 in severance and lease termination related expenses in the fourth quarter of fiscal 2008. Approximately $2,390,000 of these expenses are recorded within cost of goods sold and $10,344,000 is recorded within selling, general and administrative expenses.

Note O: Segment Reporting

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

These reportable segments are strategic business units that offer similar home-centered products. They are managed separately because the business units utilize two distinct distribution and marketing strategies. Our operating segments are aggregated at the channel level for reporting purposes due to the fact that our brands are interdependent for economies of scale and we do not maintain fully allocated income statements at the brand level. As a result, material financial decisions related to the brands are made at the channel level. Furthermore, it is not practicable for us to report revenue by product group.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail[1]	Direct-to- Customer	Unallocated	Total
2008 (52 Weeks)
Net revenues	$1,962,498	$1,398,974	$—	$3,361,472
Depreciation and amortization expense	99,065	21,142	27,876	148,083
Earnings (loss) before income taxes[2,3]	41,293	183,237	(182,577)	41,953

Assets [4]	1,047,448	295,022	592,994	1,935,464
Capital expenditures	145,456	17,283	29,050	191,789
2007 (53 Weeks)
Net revenues	$2,281,218	$1,663,716	$—	$3,944,934
Depreciation and amortization expense	96,129	19,328	25,244	140,701
Earnings (loss) before income taxes	253,834	267,470	(204,964)	316,340

Assets [4]	1,143,910	378,520	571,424	2,093,854
Capital expenditures	134,158	24,393	53,473	212,024
2006 (52 Weeks)
Net revenues	$2,153,978	$1,573,535	$—	$3,727,513
Depreciation and amortization expense	92,372	19,650	23,009	135,031
Earnings (loss) before income taxes[3]	264,574	248,793	(176,181)	337,186

Assets [4,5]	1,062,362	349,419	636,550	2,048,331
Capital expenditures	125,333	25,686	39,961	190,980
[1]	Net revenues include $79.9 million, $87.3 million and $78.1 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, related to our foreign operations.
[2]

In the retail channel, includes asset impairment charges of $34.0 million related to our underperforming retail stores and a $9.4 million benefit related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its original expiration.

[3]

Unallocated costs before income taxes in fiscal 2008 includes an approximate $16.0 million benefit related to a gain on sale of our corporate aircraft, an $11.0 million benefit related to the reversal of expense associated with certain performance-based stock awards and $12.7 million in severance related costs associated with our infrastructure cost reduction program. Approximately $2.4 million of these severance related costs are recorded within cost of goods sold and approximately $10.3 million are recorded within selling, general and administrative expenses (See Note N).

[4]	Includes $28.3 million, $30.7 million and $23.1 million of long-term assets in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, related to our foreign operations.
[5]

Includes $2.4 million, $1.6 million and $0.3 million in the retail, direct-to-customer and corporate unallocated segments, respectively, related to the transitioning of the merchandising strategies of our Hold Everything brand into our other existing brands.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Williams-Sonoma, Inc.

We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of February 1, 2009 and February 3, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 1, 2009. We also have audited the Company’s internal control over financial reporting as of February 1, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of February 1, 2009 and February 3, 2008, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 29, 2007.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

April 2, 2009

Quarterly Financial Information

(Unaudited)

Dollars in thousands, except per share amounts
Fiscal 2008 (52 Weeks)	First Quarter	[1]	Second Quarter	[2]	Third Quarter [3]	Fourth Quarter	[4]	Full Year
Net revenues	$781,784		$819,621		$752,052	$1,008,015		$3,361,472
Gross margin	276,219		278,847		240,480	339,626		1,135,172
Earnings before income taxes[5]	17,062		25,233		(19,536)	19,194		41,953
Net earnings[7]	10,447		18,384		(10,998)	12,191		30,024
Basic earnings per share[6]	$ 0.10		$0.17		$(0.10)	$0.12		$0.28
Diluted earnings per share[6]	$ 0.10		$0.17		$(0.10)	$0.12		$0.28
Stock price (as of quarter-end) [7]	$ 26.10		$17.47		$8.28	$7.92		$7.92
Fiscal 2007 (53 Weeks)	First Quarter		Second Quarter		Third Quarter	Fourth Quarter		Full Year
Net revenues	$816,051		$859,396		$895,132	$1,374,355		$3,944,934
Gross margin	301,970		320,095		342,081	571,825		1,535,971
Earnings before income taxes	30,381		43,394		44,679	197,886		316,340
Net earnings	18,150		25,966		27,077	124,564		195,757
Basic earnings per share[6]	$ 0.16		$0.24		$0.25	$1.17		$1.79
Diluted earnings per share[6]	$ 0.16		$0.23		$0.25	$1.15		$1.76
Stock price (as of quarter-end)[7]	$ 35.67		$30.73		$30.61	$27.52		$27.52
[1]

Includes a net pre-tax benefit of $9,350,000 in selling, general and administrative expense related to an incentive payment from a landlord to compensate us for terminating a store lease prior to its expiration.

[2]	Includes a pre-tax benefit of approximately $16,000,000 in selling, general and administrative expense related to the sale of our corporate aircraft.
[3]	Includes a pre-tax benefit of $11,023,000 in selling, general and administrative expense associated with the reversal of performance-based stock compensation expense.
[4]	Includes a pre-tax expense of $2,390,000 in cost of goods sold and $10,344,000 in selling, general and administrative expense related to our infrastructure cost reduction program.
[5]

Includes pre-tax impairment charges of $596,000 in the first quarter, $1,474,000 in the second quarter, $12,280,000 in the third quarter and $19,645,000 in the fourth quarter related to our underperforming retail stores.

[6]	The sum of the quarterly net earnings per share amounts will not necessarily equal the annual net earnings per share as each quarter is calculated independently.
[7]	Stock price represents our common stock price at the close of business on the Friday before our fiscal quarter-end.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 1, 2009, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of February 1, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, our management concluded that, as of February 1, 2009, our internal control over financial reporting is effective.

Our independent registered public accounting firm audited the financial statements included in this Annual Report on Form 10-K and has issued an attention report on the Company’s internal control over financial reporting. Their report appears on pages 67 through 68 of this Annual Report on Form 10-K.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

(a)(1) Financial Statements:

The following consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 8:

Consolidated Statements of Earnings for the fiscal years ended February 1, 2009, February 3, 2008 and January 28, 2007

Consolidated Balance Sheets as of February 1, 2009 and February 3, 2008

Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 1, 2009, February 3, 2008 and January 28, 2007

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2009, February 3, 2008 and January 28, 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Information

(a)(2)	Financial Statement Schedules: Schedules have been omitted because they are not required or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.

(a)(3)	Exhibits: See Exhibit Index on pages 74 through 81.

(b)	Exhibits: See Exhibit Index on pages 74 through 81.

(c)	Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS-SONOMA, INC.

Date: April 2, 2009	By	/s/ W. HOWARD LESTER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2009	/s/ W. HOWARD LESTER
W. Howard Lester
Chairman of the Board of Directors and Chief Executive Officer
(principal executive officer)

Date: April 2, 2009	/s/ SHARON L. MCCOLLAM
Sharon L. McCollam
Executive Vice President, Chief Operating and Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: April 2, 2009	/s/ ADRIAN D.P. BELLAMY
Adrian D.P. Bellamy
Director

Date: April 2, 2009	/s/ PATRICK J. CONNOLLY
Patrick J. Connolly
Director

Date: April 2, 2009	/s/ ADRIAN T. DILLON
Adrian T. Dillon
Director

Date: April 2, 2009	/s/ ANTHONY A. GREENER
Anthony A. Greener
Director

Date: April 2, 2009	/s/ TED W. HALL
Ted W. Hall
Director

Date: April 2, 2009	/s/ MICHAEL R. LYNCH
Michael R. Lynch
Director

Date: April 2, 2009	/s/ RICHARD T. ROBERTSON
Richard T. Robertson
Director

Date: April 2, 2009	/s/ DAVID B. ZENOFF
David B. Zenoff
Director

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE

FISCAL YEAR ENDED FEBRUARY 1, 2009

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

ARTICLES OF INCORPORATION AND BYLAWS

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)

3.2	Certificate of Amendment of Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

3.3	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated April 29, 2002 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2004 as filed with the Commission on September 10, 2004, File No. 001-14077)

3.4	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated as of July 22, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)

3.5	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 22, 2007, File No. 001-14077)

FINANCING AGREEMENTS

10.1	Fourth Amended and Restated Credit Agreement, dated October 4, 2006, between the Company and Bank of America, N.A., as administrative agent, L/C Issuer and lender of swing line advances, Banc of America Securities LLC, as sole lead arranger and sole book manager, The Bank of New York and Wells Fargo Bank N.A., as co-syndication agents, JPMorgan Chase Bank, N.A. and Union Bank of California, N.A., as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.2	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of December 3, 2008, by and among Company, Bank of America, N.A., as Administrative Agent, L/C Issuer and lender of swingline advances, each of the lenders party thereto, and each of the subsidiary guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 4, 2008, File No. 001-14077)

10.3	Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.4	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

10.5	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.6	Third Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.7	Fourth Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.8	Fifth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

10.9	Reimbursement Agreement between the Company and The Bank of New York dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

10.10	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and The Bank of New York, dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

10.11	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and The Bank of New York, dated as of July 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.12	Third Amendment, dated as of July 23, 2007, to the Reimbursement Agreement between the Company and the Bank of New York, dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.13	Fourth Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and The Bank of New York, dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.14	Fifth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and The Bank of New York Mellon, formerly known as The Bank of New York, dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

10.15	Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

10.16	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

10.17	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.18	Third Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.19	Fourth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

10.20	Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.21	First Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.22	Second Amendment, dated as of July 20, 2007, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.23	Third Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.24	Fourth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

10.25	Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.26	First Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.27	Second Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.28	Third Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

STOCK PLANS

10.29+	Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 as filed with the Commission on April 15, 2005, File No. 001-14077)

10.30+	Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.31+	Amended and Restated Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 99(D)(1) Schedule TO as filed with the Commission on March 16, 2009, File No. 001-14077)

10.32+	Forms of Notice of Grant and Stock Option Agreement under the Company’s 1993 Stock Option Plan, 2000 Nonqualified Stock Option Plan and 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004, File No. 001-14077)

10.33+	Form of Amended and Restated 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for 2006 Employee Grants (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.34+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Term Sheet for Director Grants (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2007 as filed with the Commission on September 7, 2007, File No. 001-14077)

10.35+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2008 as filed with the Commission on June 11, 2008, File No. 001-14077)

10.36+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 20, 2006, File No. 001-14077)

10.37+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Director Grants (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.38*+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for CEO Grant

OTHER INCENTIVE PLANS

10.39+	2001 Incentive Bonus Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 11, 2008, File No. 001-14077)

10.40*+	Williams-Sonoma, Inc. Pre-2005 Executive Deferral Plan

10.41*+	Williams-Sonoma, Inc. Executive Deferred Compensation Plan

10.42+	Williams-Sonoma, Inc. 401(k) Plan, as amended and restated effective January 1, 2002, except as otherwise noted, and including amendments effective through August 1, 2007 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.43*+	Amendment to the Williams-Sonoma, Inc. 401(k) Plan dated November 6, 2008

10.44*+	January 2009 Amendment to the Williams-Sonoma, Inc. 401(k) Plan dated January 20, 2009

PROPERTIES

10.45	Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1983 as filed with the Commission on October 14, 1983, File No. 000-12704)

10.46	First Amendment, dated December 1, 1985, to the Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1986 as filed with the Commission on May 2, 1986, File No. 000-12704)

10.47	Second Amendment, dated December 1, 1993, to the Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)

10.48	Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 1990 as filed with the Commission on December 12, 1990, File No. 000-12704)

10.49	First Amendment, dated December 22, 1993, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee between the Company and Hewson-Memphis Partners, dated as of August 1, 1990 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

10.50	Second Amendment, dated September 1, 1994, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994, File No. 000-12704)

10.51	Third Amendment, dated October 24, 1995, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.2E to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)

10.52	Fourth Amendment, dated February 1, 1996, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

10.53	Fifth Amendment to Sublease, dated March 1, 1999, incorrectly titled Fourth Amendment to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

10.54	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

10.55	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.56	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

10.57	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and SPI WS II, LLC (the successor-in-interest to Hewson/Desoto Partners, L.L.C.) as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

10.58	Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee and ProLogis-Macquarie MS Investment Trust (the successor-in-interest to Robert Pattillo Properties, Inc.) as lessor, dated December 1, 2003 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 as filed with the Commission on April 15, 2004, File No. 001-14077)

10.59	First Addendum, dated February 27, 2004, to Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee, ProLogis-Macquarie MS Investment Trust (the successor-in-interest to Robert Pattillo Properties, Inc.) as lessor, and the Company as guarantor dated December 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2004 as filed with the Commission on June 9, 2004, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.60	Second Addendum, dated June 1, 2004, to Lease for an additional Company distribution facility located in Olive Branch, Mississippi, between Pottery Barn, Inc. as lessee, ProLogis-Macquarie MS Investment Trust (the successor-in-interest to Robert Pattillo Properties, Inc.) as lessor, and the Company as guarantor dated December 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2004 as filed with the Commission on September 10, 2004, File No. 001-14077)

EMPLOYMENT AGREEMENTS

10.61	Employment Agreement between the Company and Laura Alber, dated March 19, 2001 (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

10.62*	Amendment, dated as of November 11, 2008, to Employment Agreement between the Company and Laura Alber, dated March 19, 2001.

10.63	Employment Agreement between the Company and Sharon McCollam, dated December 28, 2002 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 as filed with the Commission on April 15, 2005, File No. 001-14077)

10.64*	Amendment, dated as of November 11, 2008, to Employment Agreement between the Company and Sharon McCollam, dated December 28, 2002.

OTHER AGREEMENTS

10.65	Aircraft Lease Agreement between WHL Management LLC and the Company, dated May 16, 2008, (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2008 as filed with the Commission on September 12, 2008, File No. 001-14077)

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

CERTIFICATIONS

31.1*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.