Form 10-Q
period 2009-05-03
WILLIAMS SONOMA INC
filed 2009-06-12
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ✓   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes        No    ✓

As of May 31, 2009, 105,728,250 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 3, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	May 3, 2009	February 1, 2009	May 4, 2008
ASSETS
Current assets
Cash and cash equivalents	$95,704	$148,822	$26,838
Accounts receivable	42,464	37,405	60,413
Merchandise inventories, net	548,137	572,899	713,691
Prepaid catalog expenses	37,214	36,424	54,268
Prepaid expenses	61,596	45,354	42,720
Deferred income taxes	90,390	90,349	91,816
Other assets	8,516	9,420	8,404
Total current assets	884,021	940,673	998,150
Property and equipment, net	917,273	942,219	995,734
Non-current deferred income taxes	38,173	36,555	47,032
Other assets	15,002	16,017	18,626
Total assets	$1,854,469	$1,935,464	$2,059,542
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$130,226	$162,362	$177,341
Accrued salaries, benefits and other	63,002	75,732	82,505
Customer deposits	186,229	192,209	192,403
Income taxes payable	48	112	16,648
Current portion of long-term debt	14,702	14,702	14,734
Borrowings under line of credit	-	-	61,000
Other liabilities	19,249	15,620	16,642
Total current liabilities	413,456	460,737	561,273
Deferred rent and lease incentives	258,327	264,672	259,874
Long-term debt	10,231	10,259	11,238
Other long-term obligations	50,040	51,812	56,436
Total liabilities	732,054	787,480	888,821
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	-	-	-
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 105,694, 105,664 and 105,546 shares at May 3, 2009, February 1, 2009 and May 4, 2008, respectively	1,057	1,057	1,055
Additional paid-in capital	421,210	416,366	411,278
Retained earnings	693,531	725,052	743,903
Accumulated other comprehensive income	6,617	5,509	14,485
Total shareholders’ equity	1,122,415	1,147,984	1,170,721
Total liabilities and shareholders’ equity	$1,854,469	$1,935,464	$2,059,542

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
Dollars and shares in thousands, except per share amounts	May 3, 2009	May 4, 2008
Net revenues	$611,615	$781,784
Cost of goods sold	427,652	505,565
Gross margin	183,963	276,219
Selling, general and administrative expenses	213,204	259,336
Interest income	48	577
Interest expense	318	398
Earnings (loss) before income taxes	(29,511)	17,062
Income tax expense (benefit)	(10,806)	6,615
Net earnings (loss)	$(18,705)	$10,447
Basic earnings (loss) per share	$(0.18)	$0.10
Diluted earnings (loss) per share	$(0.18)	$0.10
Shares used in calculation of earnings (loss) per share:
Basic	105,669	105,400
Diluted	105,669	107,114

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
Dollars in thousands	May 3, 2009	May 4, 2008
Cash flows from operating activities:
Net earnings (loss)	$(18,705)	$10,447
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,319	37,132
Loss on disposal/impairment of assets	4,821	1,413
Amortization of deferred lease incentives	(7,815)	(7,852)
Deferred income taxes	(2,085)	(2,113)
Tax benefit from exercise of stock options	16	875
Stock-based compensation expense	5,221	6,556
Other	-	(416)
Changes in:
Accounts receivable	(5,037)	(13,039)
Merchandise inventories	25,089	(20,203)
Prepaid catalog expenses	(790)	639
Prepaid expenses and other assets	(14,345)	(9,180)
Accounts payable	(26,971)	(20,546)
Accrued salaries, benefits and other current and long-term liabilities	(11,092)	(15,451)
Customer deposits	(6,079)	(9,266)
Deferred rent and lease incentives	1,304	19,996
Income taxes payable	(64)	(67,334)
Net cash used in operating activities	(20,213)	(88,342)
Cash flows from investing activities:
Purchases of property and equipment	(20,636)	(53,481)
Other	90	480
Net cash used in investing activities	(20,546)	(53,001)
Cash flows from financing activities:
Net borrowings under line of credit	-	61,000
Net proceeds from exercise of stock options	298	(203)
Excess tax benefit from exercise of stock options	-	908
Payment of dividends	(12,779)	(12,210)
Other	(61)	-
Net cash (used in) provided by financing activities	(12,542)	49,495
Effect of exchange rates on cash and cash equivalents	183	(264)
Net decrease in cash and cash equivalents	(53,118)	(92,112)
Cash and cash equivalents at beginning of period	148,822	118,950
Cash and cash equivalents at end of period	$95,704	$26,838

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended May 3, 2009 and May 4, 2008

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of May 3, 2009 and May 4, 2008, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the thirteen weeks ended May 3, 2009 and May 4, 2008 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of February 1, 2009, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2009.

The results of operations for the thirteen weeks ended May 3, 2009 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2009.

NOTE B. ACCOUNTING POLICIES

Recent Accounting Pronouncements

On February 2, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a standard definition for fair value, provides a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. We do not have significant financial assets and liabilities or nonfinancial assets and liabilities recognized or disclosed at fair value and, as such, the adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

On February 2, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. The adoption of this FSP did not have and is not expected to have a material impact on our computation of earnings per share.

In April 2009, the FASB issued FSP 107-1 and the Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, this FSP amends APB Opinion No. 28, “Interim Financial Reporting,” and requires those disclosures in summarized financial information at interim reporting periods. These disclosures are required for interim reporting periods ending after June 15, 2009. We do not believe the adoption of this FASB will have a material impact on our financial statements.

NOTE C. STOCK-BASED COMPENSATION

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

During the thirteen weeks ended May 3, 2009 and May 4, 2008, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $5,221,000 and $6,560,000, respectively.

Equity Award Exchange Program

In response to the significant decline in our stock price, on June 11, 2008, our shareholders approved an offer for our eligible employees to exchange certain outstanding option awards for restricted stock units. This offer commenced on March 16, 2009 and closed on April 10, 2009, at which time, 2,979,735 outstanding option awards were exchanged for 842,019 restricted stock units. Participants exchanged their eligible option awards for restricted stock units of an approximate equal fair value and, as such, no incremental compensation expense was recognized as a result of the exchange. The remaining unamortized compensation expense associated with the newly issued restricted stock units of approximately $19,199,000 will be recognized on a straight-line basis over the vesting periods of the awards of approximately 3 years.

Stock Options

The following table summarizes our stock option activity during the thirteen weeks ended May 3, 2009:

Shares
Balance at February 1, 2009	5,626,543
Granted	-
Exercised	(30,200)
Canceled[1]	(1,588,182)
Balance at May 3, 2009	4,008,161
Vested at May 3, 2009	3,860,501
Vested plus expected to vest at May 3, 2009	3,999,346

1 As a result of the equity award exchange program, a total of 1,134,620 options were cancelled during the first quarter of fiscal 2009 in exchange for the issuance of restricted stock units.

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation rights activity during the thirteen weeks ended May 3, 2009:

Shares
Balance at February 1, 2009	7,611,514
Granted	-
Converted	-
Canceled[1]	(2,100,056)
Balance at May 3, 2009	5,511,458
Vested at May 3, 2009	677,008
Vested plus expected to vest at May 3, 2009	4,410,629

1 As a result of the equity award exchange program, a total of 1,845,115 stock-settled stock appreciation rights were cancelled during the first quarter of fiscal 2009 in exchange for the issuance of restricted stock units.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirteen weeks ended May 3, 2009:

Shares
Balance at February 1, 2009	1,246,333
Granted[1]	842,019
Released	-
Canceled	(19,419)
Balance at May 3, 2009	2,068,933
Vested at May 3, 2009	-
Expected to vest at May 3, 2009	1,844,841

1 As a result of the equity award exchange program, a total of 842,019 restricted stock units were granted during the first quarter of fiscal 2009.

NOTE D. BORROWING ARRANGEMENTS

Credit Facility

We have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The revolving line of credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense “EBITDAR”), a minimum fixed charge coverage ratio (calculated as EBITDAR to total fixed charges), and covenants limiting our ability to repurchase shares of stock or increase our dividend, in addition to covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our subsidiaries that have guaranteed our credit facility to pay the full amount of our obligations under the credit facility. The credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio, or (ii) LIBOR plus a margin based on our leverage ratio. As of May 3, 2009 and May 4, 2008, zero and $61,000,000, respectively, was outstanding under the credit facility. Additionally, as of May 3, 2009, $38,359,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions. As of May 3, 2009, we were in compliance with our financial covenants under the credit facility and based on our current projections, expect to be in compliance throughout fiscal 2009.

Letter of Credit Facilities

We have five unsecured commercial letter of credit reimbursement facilities. Based on the general economic environment and our continued expected decrease in inventory purchases, in April 2009 we amended one of these facilities to decrease the aggregate credit available under the facility by $10,000,000. The total available credit under all letter of credit facilities is now $155,000,000. The letter of credit facilities contain substantially similar covenants and provide for substantially similar events of default as the credit facility. Interest on amounts outstanding under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of May 3, 2009, an aggregate of $33,844,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of May 3, 2009. The letter of credit facilities expire on September 4, 2009, however, we intend to renew these facilities prior to their expiration. For any future letters of credit issued under the reimbursement facilities by September 4, 2009, the latest expiration possible under the facilities is February 1, 2010.

NOTE E. COMPREHENSIVE INCOME

Comprehensive income for the thirteen weeks ended May 3, 2009 and May 4, 2008 was as follows:

	Thirteen Weeks Ended
Dollars in thousands	May 3, 2009	May 4, 2008
Net earnings (loss)	$(18,705)	$10,447
Other comprehensive income (loss)
Foreign currency translation adjustment	1,108	(762)
Net unrealized gain (loss) on investment	-	(3)
Comprehensive income (loss)	$(17,597)	$9,682

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

The following is a reconciliation of net earnings (loss) and the number of shares used in the basic and diluted earnings (loss) per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings (Loss)	Weighted Average Shares	Per Share Amount
Thirteen weeks ended May 3, 2009
Basic	$(18,705)	105,669	$(0.18)
Effect of dilutive stock-based awards[1]		-
Diluted	$(18,705)	105,669	$(0.18)
Thirteen weeks ended May 4, 2008
Basic	$10,447	105,400	$0.10
Effect of dilutive stock-based awards		1,714
Diluted	$10,447	107,114	$0.10

1 Due to the net loss recognized for the thirteen weeks ended May 3, 2009, all stock-based awards were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock-based awards of 9,877,000 and 6,219,000 for the thirteen weeks ended May 3, 2009 and the thirteen weeks ended May 4, 2008, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

NOTE H. ASSET IMPAIRMENT AND LEASE TERMINATION CHARGES

During the thirteen weeks ended May 3, 2009, we recorded expense of approximately $6,082,000 associated with asset impairment and lease termination charges for underperforming retail stores within selling, general and administrative expense. The impairment charges recorded in the first quarter of fiscal 2009 related to long-lived assets whose fair market value was deemed to be less than the current net book value. The fair market value of these long-lived assets was determined using a SFAS No. 157 level 3 analysis, which was based on management’s judgment and unobservable inputs.

We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For any store or facility closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store or facility is closed. Most store and facility closures, however, occur upon the lease expiration. Should future store profitability and general economic, market or business conditions continue to decline, we may be required to record additional impairment charges and/or lease termination charges.

During the thirteen weeks ended May 4, 2008, selling, general and administrative expenses were reduced by approximately $9,350,000 related to an incentive payment from a landlord to compensate us for terminating a store lease prior to its expiration.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail	Direct-to- Customer	Unallocated	Total
Thirteen weeks ended May 3, 2009
Net revenues[1]	$357,379	$254,236	$-	$611,615
Depreciation and amortization expense	23,319	5,335	7,665	36,319
Earnings (loss) before income taxes[2]	(13,710)	29,982	(45,783)	(29,511)
Assets[3]	1,025,833	282,597	546,039	1,854,469
Capital expenditures	14,169	3,101	3,366	20,636
Thirteen weeks ended May 4, 2008
Net revenues[1]	$433,551	$348,233	$-	$781,784
Depreciation and amortization expense	25,419	4,982	6,731	37,132
Earnings (loss) before income taxes[4]	17,969	49,604	(50,511)	17,062
Assets[3]	1,183,464	369,786	506,292	2,059,542
Capital expenditures	43,568	3,708	6,205	53,481

1 Includes net revenues in the retail channel of $13.5 million and $18.0 million for the thirteen weeks ended May 3, 2009 and May 4, 2008, respectively, related to our foreign operations.

2 Includes expenses in the retail channel of approximately $6.1 million related to asset impairment and early lease termination charges for underperforming retail stores.

3 Includes $29.2 million and $30.0 million of long-term assets as of May 3, 2009 and May 4, 2008, respectively, related to our foreign operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include projections of earnings, revenues or financial items, including the impact of accounting changes and our expected effective tax rate, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance of our brands, statements related to macroeconomic and retail trends, statements related to seasonal marketing and merchandising, statements related to compliance with financial covenants in our credit facility, statements related to our intention and ability to renew our credit facilities, statements related to future store profitability, statements related to impairment and lease termination charges, statements related to the stabilization of our business and the success of our new merchandising and customer service strategies, statements related to expanding the reach and improving the profitability of the West Elm brand, statements related to our sales expectations for the West Elm brand, statements related to the long-term growth potential of the PBteen brand, statements related to trends in the Williams-Sonoma brand, statements related to working with our landlords on potential store closings and assessing the potential of the Williams-Sonoma brand, statements related to the opportunity in the refinement of the balance between catalog circulation and on-line marketing, statements related to the opportunity to reduce our costs as we assume greater control over our Asian furniture operations and consolidate our home furnishings inventories, statements related to our five major initiatives for the remainder of the year and the ability of these initiatives to improve our bottom line, strengthen our balance sheet and improve the positioning of our brands, statements related to the adequacy and use of our available cash, including the payment of a dividend, statements related to our projected capital expenditures, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended May 3, 2009 (“first quarter of fiscal 2009”) as compared to the thirteen weeks ended May 4, 2008 (“first quarter of fiscal 2008”), should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

First Quarter of Fiscal 2009 Financial Results

During the first quarter of fiscal 2009, our net revenues decreased 21.8% to $611,615,000 from $781,784,000 for the first quarter of fiscal 2008. This decrease was driven by declining revenues in all brands primarily due to the continued negative impact of the general economic environment during the first quarter of fiscal 2009. Our diluted loss per share in the first quarter of fiscal 2009 was $0.18 (including a $0.04 per diluted share charge for asset impairment and lease terminations) compared to diluted earnings per share of $0.10 for the first quarter of fiscal 2008.

Retail net revenues in the first quarter of fiscal 2009 decreased $76,172,000, or 17.6%, compared to the first quarter of fiscal 2008. All brands had declining net revenues during the quarter led by Pottery Barn, Williams-Sonoma and Pottery Barn Kids. This decrease was driven by the continued negative impact of the general economic environment and a comparable store sales decrease of 21.0%, partially offset by a 7.4% increase in retail leased square footage, including 27 net new stores.

Direct-to-customer net revenues in the first quarter of fiscal 2009 decreased $93,997,000, or 27.0%, compared to the first quarter of fiscal 2008. All brands had declining net revenues during the quarter, led primarily by Pottery Barn and Pottery Barn Kids, due to the continued negative impact of the general economic environment and a decrease in catalog and page circulation of 17.1% and 22.7%, respectively, (including the impact of our catalog circulation optimization strategy).

In our core brands, net revenues in the first quarter of fiscal 2009 decreased by 22.5% compared to the first quarter of fiscal 2008. This decline was driven by a decrease in Pottery Barn Kids, Pottery Barn and Williams-Sonoma, primarily resulting from the overall negative impact of the general economic environment. In the Pottery Barn Kids brand, comparable store sales decreased 25.0% and selling margin remained under pressure as we focused on significantly reducing our inventory balances. In the Pottery Barn brand, although comparable store sales decreased 22.6%, the results were encouraging as it was the first positive indication we have that there may be stabilization in our business and it gives us affirmation of the success we are having with our new merchandising and customer service strategies. In the Williams-Sonoma brand, although net revenues decreased, the brand proved to be more resilient than our other core brands, ending the period with a comparable store sales decrease of only 15.4%.

Similar to our core brands, our emerging brands (including West Elm, PBteen and Williams-Sonoma Home) also continued to be negatively impacted by the general economic environment, where net revenues decreased 17% primarily due to a decrease in West Elm, PBteen and Williams-Sonoma Home.

Although net revenues in the West Elm brand declined in the first quarter of fiscal 2009, it continued to be less impacted than our other home furnishings brands, despite having a large percentage of their stores located in the housing-impacted areas of the country. Our focus in West Elm is to continue to expand the reach of the brand and improve profitability, despite our expectation that sales will continue to be negative throughout the remainder of fiscal 2009.

While the PBteen brand, which effectively operates only in the direct-to-customer channel, did see a net revenue decline during the first quarter of fiscal 2009, it continued to be our best performing home furnishings brand. We continue to be excited about the long-term growth potential of the brand as it solidifies its positioning in the Pottery Barn portfolio of brands.

In the Williams-Sonoma Home brand, the first quarter remained very challenging as the luxury consumer continued to retrench. We believe the Williams-Sonoma Home customer has been particularly impacted by the macro-economic environment and that these trends are likely to continue for the foreseeable future. Given the brands performance to date and the continued fixed cost pressure from underperforming retail stores, we are working with our landlords on potential store closings and we will continue to assess the brand’s overall market potential in this economic environment as we progress throughout the year.

First Quarter of Fiscal 2009 Operational Results

While our net revenues continued to be a challenge for us throughout the quarter, we made significant progress on several of our key initiatives and continued to focus on exclusivity, perceived value and accessibility of price points across our merchandise assortment.

In direct marketing, we continued to move forward with our catalog circulation optimization strategy, which combined with catalog product cost savings, drove an approximate 30% reduction in advertising expense during the quarter, net of a 25% increase in on-line marketing. We continue to believe there is significant opportunity in the refinement of the balance between catalog circulation and on-line marketing and we will be evaluating these opportunities as the year progresses.

In supply chain, we saw both customer service and financial benefits from our on-going returns, replacements and damages initiative. This is a key initiative for us and we believe there is still significant opportunity to reduce our costs further as we assume greater control over our Asian furniture operations and consolidate our remaining large-cube home furnishings inventories into our regional hubs.

We also made significant progress on our inventory reduction initiative, where at the end of the first quarter of fiscal 2009, year-over-year inventory was down $165,554,000, or 23.2%.

Fiscal 2009

As we look forward to the balance of the year, we expect to see a net revenue decline of 13% to 16% in fiscal 2009, reflective of the current economic conditions. Despite this expected net revenue decline, we remain focused on the things we can control and are committed to the following initiatives for the balance of the year: (1) capturing market share through innovative merchandising, superior customer service and a greater emphasis on opening price points; (2) continuing to optimize our advertising spend through refinements in catalog circulation and internet marketing; (3) driving efficiencies in our supply chain, including the continuation of our returns, replacements and damages and worldwide sourcing initiatives; (4) developing an aggressive plan to reduce fixed occupancy costs where possible, including the closure and renegotiation of leases associated with underperforming retail stores and the elimination of excess distribution and corporate office space; and (5) maximizing profitability and cash flow through aggressive cost reduction, inventory management and capital spending initiatives. We believe that all of these initiatives will improve our bottom line, strengthen our balance sheet and position our brands to emerge stronger when the economy improves.

Finally, in fiscal 2009, we expect to continue to return excess capital to our shareholders through a quarterly cash dividend of $0.12 per diluted share for an indicated annual cash dividend of $0.48 per diluted share, or approximately $51,000,000, subject to capital availability.

Results of Operations

NET REVENUES

Net revenues consist of retail sales and direct-to-customer sales, both of which include shipping fees. Retail sales include sales of merchandise to customers at our retail stores and shipping fees on retail products shipped to our customers’ homes. Direct-to-customer sales include sales of merchandise to customers through our catalogs and the Internet and shipping fees. Shipping fees consist of revenue received from customers for delivery of merchandise to their homes. Revenues are presented net of sales returns and other discounts.

The following table summarizes our net revenues for the first quarter of fiscal 2009 and the first quarter of fiscal 2008:

	Thirteen Weeks Ended
Dollars in thousands	May 3, 2009	% Total	May 4, 2008	% Total
Retail revenues	$357,379	58.4%	$433,551	55.5%
Direct-to-customer revenues	254,236	41.6%	348,233	44.5%
Net revenues	$611,615	100.0%	$781,784	100.0%

Net revenues in the first quarter of fiscal 2009 decreased by $170,169,000, or 21.8%, compared to the first quarter of fiscal 2008. This decrease was driven by declining revenues in all brands primarily due to the continued negative impact of the general economic environment during the first quarter of fiscal 2009, which resulted in a comparable store sales decrease of 21.0%, and a decrease in catalog and page circulation of 17.1% and 22.7%, respectively (including the impact of our catalog circulation optimization strategy). This decrease was partially offset by a 7.4% increase in retail leased square footage, including 27 net new stores.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended
Dollars in thousands	May 3, 2009		May 4, 2008
Retail revenues	$357,379		$433,551
Percent decline in retail revenues	(17.6%	)	(4.4%	)
Percent decrease in comparable store sales	(21.0%	)	(9.0%	)
Number of stores - beginning of period	627		600
Number of new stores	7		7
Number of new stores due to remodeling[1]	2		2
Number of closed stores due to remodeling[1]	(3)		(5)
Number of permanently closed stores	(3)		(1)
Number of stores - end of period	630		603
Store selling square footage at period-end	3,876,000		3,624,000
Store leased square footage (“LSF”) at period-end	6,237,000		5,808,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the period due to square footage expansion, store modification or relocation.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	February 1, 2009	Openings	Closings	May 3, 2009	May 4, 2008	May 3, 2009	May 4, 2008
Williams-Sonoma	264	1	(2)	263	256	6,300	6,200
Pottery Barn	204	2	(2)	204	198	12,900	12,600
Pottery Barn Kids	95	2	(2)	95	94	8,000	7,900
West Elm	36	3	-	39	29	17,300	17,800
Williams-Sonoma Home	10	1	-	11	9	13,200	14,300
Outlets	18	-	-	18	17	20,300	20,900
Total	627	9	(6)	630	603	9,900	9,600

Retail net revenues in the first quarter of fiscal 2009 decreased $76,172,000, or 17.6%, compared to the first quarter of fiscal 2008. All brands had declining net revenues led by Pottery Barn, Williams-Sonoma and Pottery Barn Kids. This decrease was driven by the continued negative impact of the general economic environment and a comparable store sales decrease of 21.0%, partially offset by a 7.4% increase in retail leased square footage, including 27 net new stores.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes new store openings, store remodelings and expansions. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are of sufficient size to evaluate the performance of the retail strategy. Therefore, in the first quarter of fiscal 2009 and fiscal 2008, West Elm and Williams-Sonoma Home were excluded.

Percentages represent changes in comparable store sales compared to the same period in the prior year.

	Thirteen Weeks Ended
Percent decrease in comparable store sales	May 3, 2009		May 4, 2008
Williams-Sonoma	(15.4%	)	(4.8%	)
Pottery Barn	(22.6%	)	(10.5%	)
Pottery Barn Kids	(25.0%	)	(10.9%	)
Outlets	(26.8%	)	(13.0%	)
Total	(21.0%	)	(9.0%	)

Various factors affect comparable store sales, including the overall economic and general retail sales environment as well as current local and global economic conditions, each of which were significant factors in the overall decline of our comparable store sales in fiscal 2009. Additional factors have affected our comparable store sales results in the past and may continue to affect them in the future, such as the number, size and location of stores we open, close, remodel or expand in any period, consumer preferences and buying trends, changes in sales mix between distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation, continued strength in our Internet business and fluctuations in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended
Dollars in thousands	May 3, 2009		May 4, 2008
Catalog revenues[1]	$60,092		$96,711
Internet revenues[1]	194,144		251,522
Total direct-to-customer revenues[1]	$254,236		$348,233
Percent decrease in direct-to-customer revenues	(27.0%	)	(4.0%	)
Percent decrease in number of catalogs circulated	(17.1%	)	(16.3%	)
Percent decrease in number of pages circulated	(22.7%	)	(25.2%	)

1Approximately 60% of our company-wide non-gift registry Internet revenues are driven by customers who recently received a catalog and approximately 40% are incremental to the direct-to-customer channel.

Direct-to-customer net revenues in the first quarter of fiscal 2009 decreased $93,997,000, or 27.0%, compared to the first quarter of fiscal 2008. All brands had declining net revenues during the quarter, led primarily by Pottery Barn and Pottery Barn Kids, due to the continued negative impact of the general economic environment and a decrease in catalog and page circulation of 17.1% and 22.7%, respectively (including the impact of our catalog circulation optimization strategy). In addition, net revenues generated in our Internet business decreased 22.8% to $194,144,000 in the first quarter of fiscal 2009 compared to $251,522,000 in the first quarter of fiscal 2008.

COST OF GOODS SOLD

	Thirteen Weeks Ended
Dollars in thousands	May 3, 2009	% Net Revenues	May 4, 2008	% Net Revenues
Cost of goods sold	$427,652	69.9%	$505,565	64.7%

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

First Quarter of Fiscal 2009 vs. First Quarter of Fiscal 2008

Cost of goods sold decreased by $77,913,000, or 15.4%, in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. However, cost of goods sold as a percentage of net revenues increased to 69.9% in the first quarter of fiscal 2009 from 64.7% in the first quarter of fiscal 2008. This increase as a percentage of net revenues was primarily driven by the deleverage of fixed occupancy expenses resulting from declining sales and an increase in cost of merchandise (including the impact of increased markdowns).

In the retail channel, cost of goods sold as a percentage of net revenues increased 470 basis points in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. This increase as a percentage of net revenues was primarily driven by the deleverage of fixed occupancy expenses resulting from declining sales and an increase in cost of merchandise (including the impact of increased markdowns).

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 310 basis points in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. This increase as a percentage of net revenues was primarily driven by an increase in cost of merchandise (including the impact of increased markdowns) and the deleverage of fixed occupancy expenses resulting from declining sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended
Dollars in thousands	May 3, 2009	% Net Revenues	May 4, 2008	% Net Revenues
Selling, general and administrative expenses	$213,204	34.9%	$259,336	33.2%

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

First Quarter of Fiscal 2009 vs. First Quarter of Fiscal 2008

Selling, general and administrative expenses decreased by $46,132,000, or 17.8%, in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. However, selling, general and administrative expenses as a percentage of net revenues increased to 34.9% in the first quarter of fiscal 2009 from 33.2% in the first quarter of fiscal 2008. This increase as a percentage of net revenues was primarily driven by the $9,350,000 early lease termination benefit received from a landlord in the first quarter of fiscal 2008 that did not recur in fiscal 2009, asset impairment and early lease termination charges of $6,082,000 for underperforming retail stores in the first quarter of fiscal 2009 and the deleverage of employment costs due to declining sales. This increase as a percentage of net revenues was partially offset by reductions in total advertising costs resulting from the continuation of our catalog circulation optimization strategy.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased 330 basis points in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. This increase as a percentage of net revenues was primarily driven by a fiscal 2008 early lease termination benefit received from a landlord that did not recur in fiscal 2009 and asset impairment and early lease termination charges for underperforming retail stores in the first quarter of fiscal 2009, partially offset by a decrease in our employment costs associated with our infrastructure cost reduction program.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 70 basis points in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. This decrease as a percentage of net revenues was primarily driven by a reduction in total advertising costs resulting from the continuation of our catalog circulation optimization strategy, partially offset by the deleverage of employment costs due to declining sales.

INCOME TAXES

The effective tax rate was a benefit of 36.6% in the first quarter of fiscal 2009 versus a provision of 38.8% in the first quarter of fiscal 2008. The decrease in the effective tax rate was primarily driven by changes in the mix and level of our earnings during the period.

We expect our effective tax rate to be in the range of 35% to 41% in fiscal 2009. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates due to volatility in earnings or losses in addition to taxable events that could occur and exposures that are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of May 3, 2009, we held $95,704,000 in cash and cash equivalent funds. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2009, we plan to use our cash resources to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, purchases of property and equipment and dividend payments. In addition to the current cash balances on-hand, as of May 3, 2009, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. As of May 3, 2009 and May 4, 2008, zero and $61,000,000, respectively, was outstanding under this credit facility. However, as of May 3, 2009, $38,359,000 in issued but undrawn standby letters of credit was outstanding under this credit facility. Additionally, we have five unsecured commercial letter of credit reimbursement facilities for a total of $155,000,000 of available credit. As of May 3, 2009, an aggregate of $33,844,000 was outstanding under the letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title as of May 3, 2009. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months. Further, we are currently in compliance with all of our bank covenants and expect to remain in compliance throughout fiscal 2009.

For the first quarter of fiscal 2009, net cash used in operating activities was $20,213,000 compared to net cash used in operating activities of $88,342,000 for the first quarter of fiscal 2008. Net cash used in operating activities for the first quarter of fiscal 2009 was primarily attributable to a decrease in accounts payable and accrued salaries, benefits, and other long-term liabilities primarily due to the timing of payments and an increase in prepaid expenses and other assets associated with our first quarter of fiscal 2009 income tax benefit, partially offset by a decrease in merchandise inventories due to our continued inventory reduction initiatives. Net cash used in operating activities in the first quarter of fiscal 2009 decreased compared to the first quarter of fiscal 2008 primarily due to a significant reduction in our income taxes payable due to a current quarter net loss and a substantial reduction in our inventory balances due to reduced inventory purchases.

For the first quarter of fiscal 2009, net cash used in investing activities was $20,546,000 compared to net cash used in investing activities of $53,001,000 for the first quarter of fiscal 2008. For the first quarter of fiscal 2009, purchases of property and equipment were $20,636,000, comprised of $13,783,000 for stores, $5,785,000 for systems development projects (including e-commerce websites) and $1,068,000 for distribution, facility infrastructure and other projects. Net cash used in investing activities in the first quarter of fiscal 2009 decreased compared to the first quarter of fiscal 2008 primarily due to a reduction in purchases of property and equipment resulting from a decrease in the number of new and remodeled stores we expect to open during fiscal 2009.

For fiscal 2009, we anticipate investing $90,000,000 to $100,000,000 in the purchase of property and equipment, primarily for the construction of 8 new stores and 7 remodeled or expanded stores, systems development projects (including e-commerce websites), and distribution, facility infrastructure and other projects.

For the first quarter of fiscal 2009, net cash used in financing activities was $12,542,000 compared to net cash provided by financing activities of $49,495,000 for the first quarter of fiscal 2008. Net cash used in financing activities for the first quarter of fiscal 2009 was primarily attributable to the payment of dividends. Net cash from financing activities decreased in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 due to net borrowings under our line of credit agreement in fiscal 2008 which did not recur in fiscal 2009.

Dividend Policy

Our quarterly cash dividend is $0.12 per common share. The indicated annual cash dividend, subject to capital availability, is $0.48 per common share or approximately $51,000,000 in fiscal 2009. Our quarterly cash dividend may be limited or terminated at any time.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2009, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended February 1, 2009.

Impact of Inflation

The impact of inflation on results of operations was not significant for year-to-date 2009 or year-to-date 2008.

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

Interest Rate Risk

As of May 3, 2009, we have three debt instruments with variable interest rates which subject us to risks associated with changes in interest rates (the interest payable on our credit facility, our Mississippi industrial development bond and the bond-related debt associated with one of our Memphis-based distribution facilities). As of May 3, 2009, the total outstanding principal balance on these instruments was $13,575,000 (with a weighted average interest rate of approximately 1.9%). If interest rates on these existing variable rate debt instruments rose 19 basis points (an approximate 10% increase in the associated variable rates as of May 3, 2009), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of May 3, 2009, our investments, made solely in U.S. Treasury bills and money market funds, are stated at cost and approximate their fair values. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates, however, have and would in the future decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars, however, only approximately 3% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during the first quarter of fiscal 2009 and the first quarter of fiscal 2008. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, as of May 3, 2009, we have 17 retail stores in Canada and limited sourcing operations in both Europe and Asia, each of which expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during the first quarter of fiscal 2009 or the first quarter of fiscal 2008.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 3, 2009, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

The recent changes in general economic conditions, and the resulting impact on consumer confidence and consumer spending, could continue to adversely impact our results of operations.

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

In fiscal 2008, we sourced our products from vendors in 42 countries outside of the United States. Approximately 59% of our merchandise purchases were foreign-sourced, predominantly from Asia. Our dependence on foreign vendors means that we may be affected by changes in the relative value of the U.S. dollar to other foreign currencies, as well as increases in the cost of living in the vendor’s local countries due to the economic slowdown. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. In addition, an increase in the cost of living in the foreign countries may result in an increase in our costs or in our vendors going out of business. In fiscal 2009, although approximately 97% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographic surveys regarding location of consumers in our target market segments. While we believe that the surveys and other relevant information are helpful indicators of suitable store locations, we recognize that the information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, changes in demographics, in the types of merchandise that we sell and in the pricing of our products may reduce the number of suitable store locations. Further, time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays. Construction and other delays in store openings could have a negative impact on our business and operating results. We may not be able to open new stores or, if opened, operate those stores profitably. Additionally, in these economic times, we may not be able to renegotiate the terms of our current leases or close our underperforming stores, both of which could negatively impact our operating results. For example, in the first quarter of fiscal 2009, we incurred lease termination charges to close underperforming stores early.

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

Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the overall economic and general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation, continued strength in our Internet business and fluctuation in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided. For example, the overall economic and general retail sales environment, as well as the current local and global economic conditions, have caused an overall significant decline in our comparable store sales results.

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

We outsource certain aspects of our business to third party vendors and are in the process of in sourcing certain business functions from third party vendors, both of which subject us to risks, including disruptions in our business and increased costs.

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

In addition, we are in the process of in sourcing certain aspects of our business, including the management of certain infrastructure technology, furniture manufacturing, furniture delivery to our customers and the management of our international vendors, each of which were previously outsourced to third party providers. This may cause disruptions in our business and result in increased cost to us. In addition, if we are unable to perform these functions better than, or at least as well as, our third party providers, our business may be harmed.

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

We make certain estimates and projections in connection with impairment analyses for certain of our store locations and other property and equipment, including information technology systems, in accordance with “Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.” These impairment analyses require that we review for impairment all stores for which current or projected cash flows from operations are either negative or nominal, or the construction costs are significantly in excess of the amount originally expected. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the remaining life of the lease. These calculations require us to make a number of estimates and projections of future results, often up to 20 years into the future. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment, including information technology systems. These impairment charges have been significant in the past and may be in the future and, as a result of these charges, our operating results have been and may be adversely affected. For example, during fiscal 2008 and the first quarter of fiscal 2009, we recorded impairment charges related to underperforming retail stores.

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

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1	Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 24, 2009, File No. 001-14077).
10.2	Fifth Amendment, dated as of April 13, 2009, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam
Executive Vice President,
Chief Operating and Chief Financial Officer

Date: June 12, 2009