Form 10-Q
period 2009-08-02
WILLIAMS SONOMA INC
filed 2009-09-11
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2009.

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

As of August 30, 2009, 105,732,430 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED AUGUST 2, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	August 2, 2009	February 1, 2009	August 3, 2008
ASSETS
Current assets
Cash and cash equivalents	$165,315	$148,822	$38,544
Accounts receivable	40,322	37,405	62,729
Merchandise inventories, net	517,028	572,899	656,641
Prepaid catalog expenses	38,909	36,424	50,087
Prepaid expenses	52,511	45,354	49,522
Deferred income taxes	90,559	90,349	91,808
Other assets	9,233	9,420	9,140
Total current assets	913,877	940,673	958,471
Property and equipment, net	885,334	942,219	980,857
Non-current deferred income taxes	39,065	36,555	47,355
Other assets	15,584	16,017	18,367
Total assets	$1,853,860	$1,935,464	$2,005,050
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$129,798	$162,362	$159,993
Accrued salaries, benefits and other	66,616	75,732	85,248
Customer deposits	191,406	192,209	200,554
Income taxes payable	-	112	12,882
Current portion of long-term debt	14,800	14,702	14,568
Other liabilities	23,327	15,620	16,772
Total current liabilities	425,947	460,737	490,017
Deferred rent and lease incentives	250,840	264,672	269,487
Long-term debt	8,915	10,259	10,050
Other long-term obligations	52,467	51,812	53,055
Total liabilities	738,169	787,480	822,609
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	-	-	-
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 105,732, 105,664 and 105,584 shares at August 2, 2009, February 1, 2009 and August 3, 2008, respectively	1,057	1,057	1,056
Additional paid-in capital	424,096	416,366	417,802
Retained earnings	681,112	725,052	749,483
Accumulated other comprehensive income	9,426	5,509	14,100
Total shareholders’ equity	1,115,691	1,147,984	1,182,441
Total liabilities and shareholders’ equity	$1,853,860	$1,935,464	$2,005,050

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars and shares in thousands, except per share amounts	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Net revenues	$672,114	$819,621	$1,283,729	$1,601,405
Cost of goods sold	456,773	540,774	884,425	1,046,339
Gross margin	215,341	278,847	399,304	555,066
Selling, general and administrative expenses	214,906	253,424	428,109	512,760
Interest income	55	187	102	763
Interest expense	433	377	751	774
Earnings (loss) before income taxes	57	25,233	(29,454)	42,295
Income tax expense (benefit)	(342)	6,849	(11,148)	13,464
Net earnings (loss)	$399	$18,384	$(18,306)	$28,831
Basic earnings (loss) per share	$0.00	$0.17	$(0.17)	$0.27
Diluted earnings (loss) per share	$0.00	$0.17	$(0.17)	$0.27
Shares used in calculation of earnings (loss) per share:
Basic	105,719	105,561	105,685	105,462
Diluted	107,033	107,010	105,685	107,088

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
Dollars in thousands	August 2, 2009	August 3, 2008
Cash flows from operating activities:
Net earnings (loss)	$(18,306)	$28,831
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	74,611	73,706
Loss on disposal/impairment of assets	11,304	3,710
Gain on sale of asset	-	(16,115)
Amortization of deferred lease incentives	(16,786)	(15,854)
Deferred income taxes	(3,378)	(2,859)
Tax benefit from exercise of stock-based compensation	23	854
Stock-based compensation expense	8,690	13,179
Other	-	(416)
Changes in:
Accounts receivable	(2,801)	(15,383)
Merchandise inventories	57,209	36,837
Prepaid catalog expenses	(2,485)	4,821
Prepaid expenses and other assets	(6,319)	(16,563)
Accounts payable	(25,212)	(33,473)
Accrued salaries, benefits and other current and long-term liabilities	(1,194)	(15,948)
Customer deposits	(1,325)	(1,089)
Deferred rent and lease incentives	2,069	37,672
Income taxes payable	(112)	(71,098)
Net cash provided by operating activities	75,988	10,812
Cash flows from investing activities:
Purchases of property and equipment	(33,062)	(112,721)
Proceeds from sale of assets	139	46,787
Proceeds from insurance reimbursement	-	632
Other	-	(152)
Net cash used in investing activities	(32,923)	(65,454)
Cash flows from financing activities:
Repayments of long-term obligations	(1,246)	(1,354)
Net proceeds from exercise of stock options	350	132
Excess tax benefit from exercise of stock-based compensation	25	916
Payment of dividends	(25,559)	(24,970)
Other	(33)	-
Net cash used in financing activities	(26,463)	(25,276)
Effect of exchange rates on cash and cash equivalents	(109)	(488)
Net increase/(decrease) in cash and cash equivalents	16,493	(80,406)
Cash and cash equivalents at beginning of period	148,822	118,950
Cash and cash equivalents at end of period	$165,315	$38,544

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Twenty-Six Weeks Ended August 2, 2009 and August 3, 2008

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of August 2, 2009 and August 3, 2008, the condensed consolidated statements of operations for the thirteen and twenty-six weeks then ended and the condensed consolidated statements of cash flows for the twenty-six weeks then ended have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of February 1, 2009, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2009.

The results of operations for the thirteen and twenty-six weeks ended August 2, 2009 are not necessarily indicative of the operating results of the full year.

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

Subsequent events were evaluated through September 11, 2009, the date these condensed consolidated financial statements were issued.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, this FSP amends APB Opinion No. 28, “Interim Financial Reporting,” and requires those disclosures in summarized financial information at interim reporting periods. These disclosures are required for interim reporting periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 revises the consolidation guidance for variable interest entities under FASB Interpretation (“FIN”) No. 46(R). This statement will become effective for us on February 1, 2010. We are currently evaluating the impact this statement will have on our consolidated financial statements.

In June 2009, the FASB approved the “FASB Accounting Standards Codification,” (“Codification”), as the single source of authoritative US generally accepted accounting principles (“GAAP”) for all non-governmental entities. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, the Codification is not expected to have any impact on our financial condition or results of operations. Beginning with the third quarter of fiscal 2009, our financial statements will no longer refer to specific US GAAP standards.

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

During the thirteen and twenty-six weeks ended August 2, 2009, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $3,469,000 and $8,690,000, respectively. During the thirteen and twenty-six weeks ended August 3, 2008, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $6,622,000 and $13,179,000, respectively.

Equity Award Exchange Program

In response to the significant decline in our stock price, on June 11, 2008, our shareholders approved an offer for our eligible employees to exchange certain outstanding option awards for restricted stock units. This offer commenced on March 16, 2009 and closed on April 10, 2009, at which time, 2,979,735 outstanding option awards were exchanged for 842,019 restricted stock units. Participants exchanged their eligible option awards for restricted stock units of an approximate equal fair value and, as such, no incremental compensation expense was recognized as a result of the exchange. The remaining unamortized compensation expense associated with the newly issued restricted stock units of approximately $19,199,000 as of April 10, 2009 is being recognized on a straight-line basis over the vesting periods of the awards of approximately 3 years.

Stock Options

The following table summarizes our stock option activity during the twenty-six weeks ended August 2, 2009:

Shares
Balance at February 1, 2009	5,626,543
Granted	-
Exercised	(35,300)
Canceled[1]	(1,750,051)
Balance at August 2, 2009	3,841,192
Vested at August 2, 2009	3,797,012
Vested plus expected to vest at August 2, 2009	3,836,665

1 As a result of the equity award exchange program, a total of 1,134,620 options were cancelled during the first quarter of fiscal 2009 in exchange for the issuance of restricted stock units.

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation rights activity during the twenty-six weeks ended August 2, 2009:

Shares
Balance at February 1, 2009	7,611,514
Granted	-
Converted	-
Canceled[1]	(2,541,214)
Balance at August 2, 2009	5,070,300
Vested at August 2, 2009	632,320
Vested plus expected to vest at August 2, 2009	4,175,488

1 As a result of the equity award exchange program, a total of 1,845,115 stock-settled stock appreciation rights were cancelled during the first quarter of fiscal 2009 in exchange for the issuance of restricted stock units.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the twenty-six weeks ended August 2, 2009:

Shares
Balance at February 1, 2009	1,246,333
Granted[1]	957,233
Released	(32,890)
Canceled	(249,480)
Balance at August 2, 2009	1,921,196
Vested and deferred at August 2, 2009[2]	24,771
Expected to vest at August 2, 2009	1,728,105

1 As a result of the equity award exchange program, a total of 842,019 restricted stock units were granted during the first quarter of fiscal 2009.

2 A total of 24,771 restricted stock units vested on May 22, 2009, however, the release of the awards was deferred based on election by the holders.

NOTE D. BORROWING ARRANGEMENTS

Credit Facility

We have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The revolving line of credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense “EBITDAR”), a minimum fixed charge coverage ratio (calculated as EBITDAR to total fixed charges), and covenants limiting our ability to repurchase shares of stock or increase our dividend, in addition to covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility also contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our subsidiaries that have guaranteed our credit facility to pay the full amount of our obligations under the credit facility. As of August 2, 2009, we were in compliance with our financial covenants under the credit facility and based on our current projections, expect to be in compliance throughout fiscal 2009. The credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio, or (ii) LIBOR plus a margin based on our leverage ratio. As of August 2, 2009 and August 3, 2008, no amount was outstanding under the credit facility. However, as of August 2, 2009, $40,291,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions.

Letter of Credit Facilities

On September 4, 2009, we renewed four of our unsecured commercial letter of credit reimbursement facilities, each of which matures on September 3, 2010. Due to significant reductions in inventory purchases and an overall reduction in the number of vendors who require the use of our letter of credit facilities, we have decreased the aggregate credit available under these facilities from $155,000,000 to $125,000,000. The letter of credit facilities contain covenants and provide for events of default that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of August 2, 2009, an aggregate of $32,360,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of August 2, 2009. The latest expiration possible for any future letters of credit issued under the facilities is now January 31, 2011.

Long Term Debt

As of August 2, 2009 we had $23,715,000 of long term debt obligations (consisting primarily of our Mississippi industrial development bonds and the bond-related debt associated with our Memphis-based distribution facilities), the majority of which accrue interest based on variable rates. As of August 2, 2009, the difference between the fair value and the carrying value of our long term debt was not material.

NOTE E. COMPREHENSIVE INCOME

Comprehensive income for the thirteen and twenty-six weeks ended August 2, 2009 and August 3, 2008 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Net earnings (loss)	$399	$18,384	$(18,306)	$28,831
Other comprehensive income (loss)
Foreign currency translation adjustment	2,808	(381)	3,916	(1,144)
Net unrealized gain (loss) on investment	-	(3)	-	(6)
Comprehensive income (loss)	$3,207	$18,000	$(14,390)	$27,681

NOTE F. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of our common stock for the period, to the extent their inclusion would be dilutive.

The following is a reconciliation of net earnings (loss) and the number of shares used in the basic and diluted earnings (loss) per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings (Loss)	Weighted Average Shares	Earnings (Loss) Per Share
Thirteen weeks ended August 2, 2009
Basic	$399	105,719	$0.00
Effect of dilutive stock-based awards	-	1,314
Diluted	$399	107,033	$0.00
Thirteen weeks ended August 3, 2008
Basic	$18,384	105,561	$0.17
Effect of dilutive stock-based awards	-	1,449
Diluted	$18,384	107,010	$0.17
Twenty-six weeks ended August 2, 2009
Basic	$(18,306)	105,685	$(0.17)
Effect of dilutive stock-based awards[1]	-	-
Diluted	$(18,306)	105,685	$(0.17)
Twenty-six weeks ended August 3, 2008
Basic	$28,831	105,462	$0.27
Effect of dilutive stock-based awards	-	1,626
Diluted	$28,831	107,088	$0.27

1 Due to the net loss recognized for the twenty-six weeks ended August 2, 2009, all stock-based awards were excluded from the calculation of diluted earnings (loss) per share as their inclusion would be anti-dilutive.

Stock-based awards of 4,499,000 and 6,438,000 for the thirteen weeks ended and 10,833,000 and 6,054,000 for the twenty-six weeks ended August 2, 2009 and August 3, 2008, respectively, were not included in the computation of diluted earnings (loss) per share, as their inclusion would be anti-dilutive.

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

NOTE H. ASSET IMPAIRMENT AND LEASE TERMINATION CHARGES

We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the net carrying value and the asset’s fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is estimated based upon future cash flows (discounted at a rate that is commensurate with the risk and approximates our weighted average cost of capital). For any store or facility closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store or facility is closed. Most store and facility closures, however, occur upon the lease expiration. Should store profitability and general economic, market or business conditions continue to decline, we may be required to record additional impairment charges and/or lease termination charges.

During the thirteen and twenty-six weeks ended August 2, 2009, we recorded expense of approximately $8,582,000 and $14,708,000, respectively, associated with asset impairment and early lease termination charges for underperforming retail stores, of which $7,448,000 and $13,530,000 are recorded within selling, general and administrative expenses.

During the thirteen and twenty-six weeks ended August 3, 2008, we recorded expense of approximately $1,474,000 and $2,070,000, respectively, within selling, general and administrative expenses associated with asset impairment charges for underperforming retail stores. During the twenty-six weeks ended August 3, 2008, we also recorded a benefit of approximately $9,350,000 within selling, general and administrative expenses related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its expiration.

In addition, during the third quarter of fiscal 2009 we expect to incur charges of approximately $6,500,000, or $0.04 per diluted share, related to the exit of excess distribution capacity.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail	Direct-to- Customer	Unallocated	Total
Thirteen weeks ended August 2, 2009
Net revenues[1]	$400,239	$271,875	$-	$672,114
Depreciation and amortization expense	24,282	5,172	8,838	38,292
Earnings (loss) before income taxes[2,3]	2,123	41,850	(43,916)	57
Capital expenditures	5,616	3,327	3,483	12,426
Thirteen weeks ended August 3, 2008
Net revenues[1]	$463,239	$356,382	$-	$819,621
Depreciation and amortization expense	24,654	5,237	6,683	36,574
Earnings (loss) before income taxes[2,4]	6,476	52,573	(33,816)	25,233
Capital expenditures	44,815	5,843	8,582	59,240
Twenty-six weeks ended August 2, 2009
Net revenues[1]	$757,618	$526,111	$-	$1,283,729
Depreciation and amortization expense	47,601	10,507	16,503	74,611
Earnings (loss) before income taxes[2,3]	(11,587)	71,832	(89,699)	(29,454)
Assets[5]	984,400	267,380	602,080	1,853,860
Capital expenditures	19,785	6,428	6,849	33,062
Twenty-six weeks ended August 3, 2008
Net revenues[1]	$896,790	$704,615	$-	$1,601,405
Depreciation and amortization expense	50,073	10,219	13,414	73,706
Earnings (loss) before income taxes[2,4,5]	24,445	102,177	(84,327)	42,295
Assets[6]	1,184,705	339,735	480,610	2,005,050
Capital expenditures	88,383	9,551	14,787	112,721

1 Includes net revenues in the retail channel of approximately $16.7 million and $20.3 million for the thirteen weeks ended August 2, 2009 and August 3, 2008, respectively, and $30.2 million and $38.4 million for the twenty-six weeks ended August 2, 2009 and August 3, 2008, respectively, related to our foreign operations.

2 Includes expenses in the retail channel of approximately $7.2 million and $1.5 million for the thirteen weeks ended August 2, 2009 and August 3, 2008, respectively, and $13.4 million and $2.1 million for the twenty-six weeks ended August 2, 2009 and August 3, 2008, respectively, related to asset impairment and early lease termination charges for underperforming retail stores.

3 Unallocated costs before income taxes include $1.3 million for the thirteen and twenty-six weeks ended August 2, 2009 related to exiting excess distribution capacity.

4 Unallocated costs before income taxes include a benefit of approximately $16.0 million related to a gain on the sale of a corporate aircraft.

5 Includes a benefit in the retail channel of approximately $9.4 million related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its expiration, partially offset by accelerated depreciation of $1.1 million related to the early termination of this lease.

6 Includes $30.4 million and $31.9 million of long-term assets as of August 2, 2009 and August 3, 2008, respectively, related to our foreign operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include: projections of earnings, revenues or financial items, including the impact of accounting changes and our expected effective tax rate; statements of the plans, strategies and objectives of management for future operations; statements related to the future performance of our brands; statements related to macroeconomic and retail trends; statements related to a trend of gradual revenue improvement; statements related to an improvement in our year-over-year gross margin; statements related to an expected improvement in West Elm’s revenues in the third and fourth quarters; statements related to assessing the long-term market potential of the Williams-Sonoma Home brand; statements related to attracting new customers to the brands and driving increased traffic in all channels; statements related to the opportunity in the refinement of the balance between catalog circulation and on-line marketing; statements related to the benefits of our inventory initiatives; statements related to the benefits of our Asian furniture sourcing initiative; statements related to the benefits of our returns, replacement and damages initiatives; statements related to eliminating excess distribution capacity and excess office space; statements related to seeing a revenue decline in fiscal 2009 as compared to fiscal 2008; statements related to opening franchised stores in the Middle East; statements related to future store profitability; statements related to impairment and lease termination charges; statements related to our initiatives for the remainder of the year and the ability of these initiatives to improve our bottom line, strengthen our balance sheet and improve the positioning of our brands; statements related to the adequacy and use of our available cash; statements related to the future payment of a dividend; statements related to compliance with our bank covenants; statements related to our projected capital expenditures; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended August 2, 2009 (“second quarter of fiscal 2009”), as compared to the thirteen weeks ended August 3, 2008 (“second quarter of fiscal 2008”) and the twenty-six weeks ended August 2, 2009 (“year-to-date 2009”), as compared to the twenty-six weeks ended August 3, 2008 (“year-to-date 2008”), should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Second Quarter of Fiscal 2009 Financial Results

During the second quarter of fiscal 2009, our net revenues decreased 18.0% to $672,114,000 from $819,621,000 for the second quarter of fiscal 2008. This decrease was driven by declining revenues in all brands primarily due to the continued negative impact of the general economic environment during the second quarter of fiscal 2009.

Our diluted earnings per share in the second quarter of fiscal 2009 was $0.00 (including a $0.05 per diluted share charge for asset impairment and early lease termination costs and the exit of excess distribution capacity) compared to diluted earnings per share of $0.17 (including a $0.09 per diluted share gain on the sale of a corporate aircraft, partially offset by a $0.01 per diluted share charge for asset impairment costs) in the second quarter of fiscal 2008.

Retail net revenues in the second quarter of fiscal 2009 decreased $63,000,000, or 13.6%, compared to the second quarter of fiscal 2008. All brands had declining net revenues during the quarter led by Pottery Barn, Williams-Sonoma and Pottery Barn Kids. This decrease was driven by the continued negative impact of the general economic environment which resulted in a comparable store sales decrease of 15.3%, partially offset by a 4.6% increase in retail leased square footage, including 16 net new stores.

Direct-to-customer net revenues in the second quarter of fiscal 2009 decreased $84,507,000, or 23.7%, compared to the second quarter of fiscal 2008. All brands had declining net revenues during the quarter, led primarily by Pottery Barn, Pottery Barn Kids, PBteen and West Elm due to the continued negative impact of the general economic environment and a decrease in catalog and page circulation of 18.7% and 24.8%, respectively (including the impact of our catalog circulation optimization strategy).

In our core brands, net revenues in the second quarter of fiscal 2009 decreased by 17.2% compared to the second quarter of fiscal 2008. This decline was driven by a decrease in Pottery Barn Kids, Pottery Barn and Williams-Sonoma, primarily resulting from the overall negative impact of the general economic environment. In the Pottery Barn Kids brand, net revenues decreased 24.9%, including a comparable store sales decrease of 22.3% and a $3,000,000 charge from a voluntary product recall. In the Pottery Barn brand, although net revenues decreased 19.2% and comparable store sales decreased 15.9%, the results were encouraging because we believe they demonstrate a trend of gradual revenue improvement and an affirmation that our strategies to reinvigorate the business are resonating with our customers. In the Williams-Sonoma brand, we continued to see the same economic resilience we have seen all year. Although net revenues declined 9.0%, including a comparable store sales decline of 11.0%, we believe we will see an improvement in our year-over-year gross margin due to our inventory position and seasonal shift in product mix in the second half of fiscal 2009.

Similar to our core brands, our emerging brands (West Elm, PBteen and Williams-Sonoma Home) also continued to be negatively impacted by the general economic environment, where net revenues decreased 22.3% due to a decrease in West Elm, PBteen and Williams-Sonoma Home.

In the West Elm brand, the decline in net revenues, while consistent with our other home furnishings brands, was partially impacted by vendor-related production issues which led to a low in-stock position in a few key furniture categories. As these issues are currently being resolved, we are optimistic that we will see an improvement in West Elm’s revenues in the third and fourth quarters since more than half of the brand’s business is driven by furniture related sales.

In the PBteen brand, although net revenues declined 22.4% during the second quarter of fiscal 2009 compared to a 25.1% increase during the second quarter of fiscal 2008, PBteen remains the best performing brand in the company on a two-year trend basis.

In the Williams-Sonoma Home brand, the second quarter of fiscal 2009 remained very challenging for us and, as such, we are prioritizing profitability of the brand over growth and will continue to assess the brand’s long-term market potential as the state of the luxury home furnishings sector becomes clearer.

Second Quarter of Fiscal 2009 Operational Results

Across all brands, we remained focused on the initiatives that we believe are critical in gaining market share in this environment: superior customer service, innovative merchandising and a strong value proposition. We are making meaningful progress in all of these areas and are optimistic that the increased penetration of exclusive product and accessible price points in the second half of the year will attract new customers to the brands and drive increased traffic in all channels.

In direct marketing, we continued to move forward with our catalog circulation optimization strategy. During the second quarter of fiscal 2009, year-over-year advertising expense declined 26%, net of a 34% increase in online marketing. We continue to believe that refining the balance between catalogs mailed and online marketing is an opportunity for us.

In our supply chain, we continued to redesign our distribution network (including regionalizing our large cube inventory closer to our customer base) and expand our Asian furniture sourcing base. We also continued to see both customer service and financial benefits from our ongoing returns, replacements and damages initiatives. Each of these initiatives is driving increased margin dollars, as is our strong inventory management strategy, where at the end of the second quarter of fiscal 2009, year-over-year merchandise inventories were down $139,613,000, or 21.3%.

We also continued to make progress on our occupancy cost reduction initiatives, including increasing fiscal 2009 permanent store closures from nine to sixteen, renegotiating store leases and, where possible, capitalizing on favorable lease terms within our existing agreements, and positioning ourselves to eliminate 1,200,000 square feet of excess distribution capacity and 80,000 square feet of excess office space in San Francisco during the third quarter of fiscal 2009.

Fiscal 2009

As we look forward to the balance of the year, we expect to see a net revenue decline of 12% to 15% in fiscal 2009 as compared to fiscal 2008, reflective of the current economic conditions. Despite this expected net revenue decline, we remain committed to optimizing growth, profitability and cash flow by focusing on the following initiatives for the balance of the year: capturing market share through innovative merchandising and a greater emphasis on opening price points; delivering superior customer service; continuing our catalog circulation optimization strategy; and driving efficiencies in our worldwide supply chain.

We believe that all of these initiatives will improve our bottom line, strengthen our balance sheet and position our brands to emerge stronger when the economy improves.

Additionally, we will be working closely with M.H. Alshaya to open our first four franchised stores in the Middle East in 2010. While this has no immediate financial benefit to us, it is a strategic step toward a longer term international growth plan.

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

The following table summarizes our net revenues for the second quarter of fiscal 2009 and fiscal 2008, and year-to-date 2009 and 2008:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 2, 2009	% Total	August 3, 2008	% Total	August 2, 2009	% Total	August 3, 2008	% Total
Retail revenues	$400,239	59.5%	$463,239	56.5%	$757,618	59.0%	$896,790	56.0%
Direct-to-customer revenues	271,875	40.5%	356,382	43.5%	526,111	41.0%	704,615	44.0%
Net revenues	$672,114	100.0%	$819,621	100.0%	$1,283,729	100.0%	$1,601,405	100.0%

Net revenues in the second quarter of fiscal 2009 decreased by $147,507,000, or 18.0%, compared to the second quarter of fiscal 2008, despite a 4.6% year-over-year increase in retail leased square footage, including 16 net new stores. This decrease was driven by declining revenues in all brands primarily due to the continued negative impact of the general economic environment during the second quarter of fiscal 2009, which resulted in a comparable store sales decrease of 15.3%. Additionally, our catalog and page circulation decreased 18.7% and 24.8%, respectively (including the impact of our catalog circulation optimization strategy).

Net revenues for year-to-date 2009 decreased by $317,676,000, or 19.8%, compared to year-to-date 2008, despite a 4.6% year-over-year increase in retail leased square footage, including 16 net new stores. This decrease was driven by declining revenues in all brands primarily due to the continued negative impact of the general economic environment during year-to-date 2009, which resulted in a comparable store sales decrease of 18.1%. Additionally, our catalog and page circulation decreased 17.9% and 23.7%, respectively (including the impact of our catalog circulation optimization strategy).

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 2, 2009		August 3, 2008		August 2, 2009		August 3, 2008
Retail revenues	$400,239		$463,239		$757,618		$896,790
Percent decline in retail revenues	(13.6%	)	(4.9%	)	(15.5%	)	(4.6%	)
Percent decrease in comparable store sales	(15.3%	)	(11.7%	)	(18.1%	)	(10.4%	)
Number of stores - beginning of period	630		603		627		600
Number of new stores	-		8		7		15
Number of new stores due to remodeling[1]	3		11		5		13
Number of closed stores due to remodeling[1]	(2)		(7)		(5)		(12)
Number of permanently closed stores	(2)		(2)		(5)		(3)
Number of stores - end of period	629		613		629		613
Store selling square footage at period-end	3,871,000		3,713,000		3,871,000		3,713,000
Store leased square footage (“LSF”) at period-end	6,235,000		5,959,000		6,235,000		5,959,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the period due to square footage expansion, store modification or relocation.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	May 3, 2009	Openings	Closings	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Williams-Sonoma	263	2	(2)	263	260	6,300	6,200
Pottery Barn	204	-	-	204	200	12,900	12,700
Pottery Barn Kids	95	-	(2)	93	95	8,000	7,900
West Elm	39	-	-	39	32	17,300	17,400
Williams-Sonoma Home	11	-	-	11	9	13,200	14,300
Outlets	18	1	-	19	17	19,500	21,300
Total	630	3	(4)	629	613	9,900	9,700

Retail net revenues in the second quarter of fiscal 2009 decreased $63,000,000, or 13.6%, compared to the second quarter of fiscal 2008 despite a 4.6% increase in retail leased square footage, including 16 net new stores. All brands had declining net revenues during the quarter led by Pottery Barn, Williams-Sonoma and Pottery Barn Kids. This decrease was driven by the continued negative impact of the general economic environment, which resulted in a comparable store sales decrease of 15.3%.

Retail net revenues for year-to-date 2009 decreased $139,172,000, or 15.5%, compared to year-to-date 2008 despite a 4.6% increase in retail leased square footage, including 16 net new stores. All brands had declining net revenues during the year led by Pottery Barn, Williams-Sonoma and Pottery Barn Kids. This decrease was driven by the continued negative impact of the general economic environment, which resulted in a comparable store sales decrease of 18.1%.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes new store openings, store remodelings and expansions. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are of sufficient size to evaluate the performance of the retail strategy. Therefore, in both fiscal 2009 and fiscal 2008, West Elm and Williams-Sonoma Home were excluded.

Percentages represent changes in comparable store sales compared to the same period in the prior year.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Percent decrease in comparable store sales	August 2, 2009		August 3, 2008		August 2, 2009		August 3, 2008
Williams-Sonoma	(11.0%	)	(4.5%	)	(13.1%	)	(4.6%	)
Pottery Barn	(15.9%	)	(16.0%	)	(19.1%	)	(13.3%	)
Pottery Barn Kids	(22.3%	)	(13.5%	)	(23.7%	)	(12.3%	)
Outlets	(18.2%	)	(12.6%	)	(22.3%	)	(12.8%	)
Total	(15.3%	)	(11.7%	)	(18.1%	)	(10.4%	)

Various factors affect comparable store sales, including the overall economic and general retail sales environment as well as current local and global economic conditions, each of which were significant factors in the overall decline of our comparable store sales in fiscal 2009. Additional factors have affected our comparable store sales results in the past and may continue to affect them in the future, such as the number, size and location of stores we open, close, remodel or expand in any period, consumer preferences and buying trends, changes in sales mix between distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation, strength in our direct-to-customer business and fluctuations in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 2, 2009		August 3, 2008		August 2, 2009		August 3, 2008
Catalog revenues[1]	$62,302		$91,252		$122,394		$187,964
Internet revenues[1]	209,573		265,130		403,717		516,651
Total direct-to-customer revenues[1]	$271,875		$356,382		$526,111		$704,615
Percent decrease in direct-to-customer revenues	(23.7%	)	(4.3%	)	(25.3%	)	(4.1%	)
Percent decrease in number of catalogs circulated	(18.7%	)	(20.5%	)	(17.9%	)	(18.4%	)
Percent decrease in number of pages circulated	(24.8%	)	(31.1%	)	(23.7%	)	(28.1%	)

1 Approximately 60% of our company-wide non-gift registry Internet revenues are driven by customers who recently received a catalog and approximately 40% are incremental to the direct-to-customer channel.

Direct-to-customer net revenues in the second quarter of fiscal 2009 decreased $84,507,000, or 23.7%, compared to the second quarter of fiscal 2008. All brands had declining net revenues during the quarter, led primarily by Pottery Barn, Pottery Barn Kids, PBteen and West Elm due to the continued negative impact of the general economic environment and a decrease in catalog and page circulation of 18.7% and 24.8%, respectively (including the impact of our catalog circulation optimization strategy). In addition, net revenues generated in our

Internet business decreased 21.0% to $209,573,000 for the second quarter of fiscal 2009 compared to $265,130,000 for the second quarter of fiscal 2008.

Direct-to-customer net revenues for year-to-date 2009 decreased $178,504,000, or 25.3%, compared to year-to-date 2008. All brands had declining net revenues during the quarter, led primarily by Pottery Barn and Pottery Barn Kids, due to the continued negative impact of the general economic environment and a decrease in catalog and page circulation of 17.9% and 23.7%, respectively (including the impact of our catalog circulation optimization strategy). In addition, net revenues generated in our Internet business decreased 21.9% to $403,717,000 for year-to-date 2009 compared to $516,651,000 for year-to-date 2008.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 2, 2009	% Net Revenues	August 3, 2008	% Net Revenues	August 2, 2009	% Net Revenues	August 3, 2008	% Net Revenues
Cost of goods sold	$456,773	68.0%	$540,774	66.0%	$884,425	68.9%	$1,046,339	65.3%

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

Second Quarter of Fiscal 2009 vs. Second Quarter of Fiscal 2008

Cost of goods sold decreased by $84,001,000, or 15.5%, in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. However, cost of goods sold as a percentage of net revenues increased to 68.0% in the second quarter of fiscal 2009 from 66.0% in the second quarter of fiscal 2008. This increase as a percentage of net revenues was primarily driven by an approximate 275 basis point deleverage of fixed occupancy expenses resulting from declining sales as well as the impact of charges associated with exiting excess distribution capacity, partially offset by reductions in freights costs and lower replacements and damages.

In the retail channel, cost of goods sold as a percentage of net revenues increased 80 basis points in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. This increase as a percentage of net revenues was primarily driven by the deleverage of fixed occupancy expenses resulting from declining sales, partially offset by a decrease in cost of merchandise and freight costs.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 50 basis points in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. This increase as a percentage of net revenues was primarily driven by the deleverage of fixed occupancy expenses resulting from declining sales and an increase in cost of merchandise (including the impact of increased markdowns), partially offset by reductions in shipping costs and lower replacements.

Year-to-Date 2009 vs. Year-to-Date 2008

Cost of goods sold for year-to-date 2009 decreased by $161,914,000, or 15.5%, compared to year-to-date 2008. However, cost of goods sold as a percentage of net revenues increased to 68.9% for year-to-date 2009 from 65.3% for year-to-date 2008. This increase as a percentage of net revenues was primarily driven by the deleverage of fixed occupancy expenses due to declining sales and an increase in cost of merchandise (including the impact of increased markdowns), partially offset by a reduction in freight costs and lower replacements.

In the retail channel, cost of goods sold as a percentage of net revenues increased 270 basis points for year-to-date 2009 compared to year-to-date 2008. This increase as a percentage of net revenues primarily resulted from the deleverage of fixed occupancy expenses due to declining sales.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 180 basis points for year-to-date 2009 compared to year-to-date 2008. This increase as a percentage of net revenues primarily resulted from an increase in cost of merchandise (including the impact of increased markdowns) and the deleverage of fixed occupancy expenses resulting from declining sales, partially offset by reductions in shipping costs and lower replacements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 2, 2009	% Net Revenues	August 3, 2008	% Net Revenues	August 2, 2009	% Net Revenues	August 3, 2008	% Net Revenues
Selling, general and administrative expenses	$214,906	32.0%	$253,424	30.9%	$428,109	33.3%	$512,760	32.0%

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

Second Quarter of Fiscal 2009 vs. Second Quarter of Fiscal 2008

Selling, general and administrative expenses decreased by $38,518,000, or 15.2%, in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. However, selling, general and administrative expenses as a percentage of net revenues increased to 32.0% in the second quarter of fiscal 2009 from 30.9% in the second quarter of fiscal 2008. This increase as a percentage of net revenues was primarily driven by a benefit of approximately $16,000,000 related to a gain on the sale of a corporate aircraft in the second quarter of fiscal 2008 that did not recur in fiscal 2009, and asset impairment and early lease termination charges of $7,448,000 for underperforming retail stores in the second quarter of fiscal 2009 compared to $1,474,000 for asset impairment charges in the second quarter of fiscal 2008. This increase as a percentage of net revenues was partially offset by reductions in total advertising costs resulting from the continuation of our catalog circulation optimization strategy and reductions in other general expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues remained relatively flat in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. This was primarily driven by asset impairment and early lease termination charges for underperforming retail stores in the second quarter of fiscal 2009, offset by a decrease in employment costs including the benefit of our infrastructure cost reduction program, as well as reductions in other general expenses.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 120 basis points in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. This decrease as a percentage of net revenues was primarily driven by a reduction in total advertising costs resulting from the continuation of our catalog circulation optimization strategy, partially offset by the deleverage of employment costs due to declining sales.

Year-to-Date 2009 vs. Year-to-Date 2008

Selling, general and administrative expenses for year-to-date 2009 decreased by $84,651,000, or 16.5%, compared to year-to-date 2008. However, selling, general and administrative expenses as a percentage of net revenues increased to 33.3% for year-to-date 2009 from 32.0% for year-to-date 2008. This increase as a percentage of net revenues was primarily driven by a benefit of approximately $16,000,000 related to a gain on the sale of a corporate aircraft and a benefit of approximately $9,350,000 related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its expiration recorded in fiscal 2008, neither of which recurred in fiscal 2009, as well as asset impairment and early lease termination charges of $13,530,000 for underperforming retail stores for year-to-date 2009 compared to $1,474,000 for year-to-date 2008, and the deleverage of employment costs due to declining sales. This increase as a percentage of net revenues was partially offset by reductions in total advertising costs resulting from the continuation of our catalog circulation optimization strategy and reductions in other general expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased 160 basis points for year-to-date 2009 compared to year-to-date 2008. This increase as a percentage of net revenues was primarily driven by asset impairment and early lease termination charges for underperforming retail stores for year-to-date 2009 and a fiscal 2008 early lease termination benefit received from a landlord that did not recur in fiscal 2009, partially offset by a decrease in employment costs including the benefit of our infrastructure cost reduction program, as well as reductions in other general expenses.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 100 basis points for year-to-date 2009 compared to year-to-date 2008. This decrease as a percentage of net revenues was primarily driven by reductions in total advertising costs resulting from the continuation of our catalog circulation optimization strategy, partially offset by the deleverage of employment costs due to declining sales.

INCOME TAXES

The effective rate was a benefit of 37.8% for year-to-date 2009 and an expense of 31.8% for year-to-date 2008. The effective tax rate for year-to-date 2009 was primarily the result of our year-to-date net loss.

We expect the effective tax rate to be in the range of 37.0% to 42.0% in fiscal 2009. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates due to volatility in earnings or losses in addition to taxable events that occur and exposures that are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of August 2, 2009, we held $165,315,000 in cash and cash equivalent funds. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods. This cash balance, however, is our second highest cash balance at the end of the second quarter in our history.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2009, we plan to use our cash resources to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, purchases of property and equipment and dividend payments. In addition to the current cash balances on-hand, as of August 2, 2009, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. As of August 2, 2009 and August 3, 2008, no amount was outstanding under this credit facility and we do not expect to need to access the line of credit at any time during the remainder of fiscal 2009. However, as of August 2, 2009, $40,291,000 in issued but undrawn standby letters of credit was outstanding under this credit facility. Additionally, as of August 2, 2009, we had five unsecured commercial letter of credit reimbursement facilities for a total of $155,000,000 of available credit. On September 4, 2009, due to significant reductions in inventory purchases and an overall reduction in the number of vendors who require the use of our letter of credit facilities, four of these facilities were subsequently renewed and the total available credit under the facilities is now $125,000,000. As of August 2, 2009, an aggregate of $32,360,000 was outstanding under these letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title as of August 2, 2009. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months. Further, we are currently in compliance with all of our bank covenants and expect to remain in compliance throughout fiscal 2009.

For year-to-date 2009, net cash provided by operating activities was $75,988,000 compared to net cash provided by operating activities of $10,812,000 for year-to-date 2008. Net cash provided by operating activities for year-to-date 2009 was primarily attributable to a decrease in merchandise inventories due to our continued inventory reduction initiatives, partially offset by a decrease in accounts payable reflecting an overall decrease in expenditures. Net cash provided by operating activities for year-to-date 2009 increased compared to year-to-date 2008 primarily due to a decrease in income taxes payable in fiscal 2009 resulting from a reduction in our net income, as well as a reduction in merchandise inventories.

For year-to-date 2009, net cash used in investing activities was $32,923,000 compared to net cash used in investing activities of $65,454,000 for year-to-date 2008. For year-to-date 2009, purchases of property and equipment were $33,062,000, comprised of $18,611,000 for stores, $11,876,000 for systems development projects (including e-commerce websites) and $2,575,000 for distribution, facility infrastructure and other projects. Net cash used in investing activities for year-to-date 2009 decreased compared to year-to-date 2008 primarily due to a reduction in purchases of property and equipment resulting from a decrease in the number of new and remodeled stores we expect to open during fiscal 2009 and an overall reduction in all other capital expenditures, as well as proceeds received from the sale of a corporate aircraft during fiscal 2008, which did not recur in fiscal 2009.

For fiscal 2009, we anticipate investing $90,000,000 to $95,000,000 in the purchase of property and equipment, primarily for the construction of 9 new stores and 8 remodeled or expanded stores, systems development projects (including e-commerce websites), and distribution, facility infrastructure and other projects.

For year-to-date 2009, net cash used in financing activities was $26,463,000 compared to net cash used in financing activities of $25,276,000 for year-to-date 2008. Net cash used in financing activities for year-to-date 2009 and year-to-date 2008 was primarily attributable to the payment of dividends.

Dividend Policy

Our quarterly cash dividend is $0.12 per common share. The indicated annual cash dividend, subject to capital availability, is $0.48 per common share, or approximately $51,000,000 in fiscal 2009. Our quarterly cash dividend may be limited or terminated at any time.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the second quarter of fiscal 2009, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended February 1, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include significant deterioration of the U.S. and foreign markets, changes in U.S. interest rates, foreign currency exchange rates, including any devaluation of the U.S. dollar, and the effects of uncertain economic forces which may affect the prices we pay our vendors in the foreign countries in which we do business. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

As of August 2, 2009, we have three debt instruments with variable interest rates which subject us to risks associated with changes in interest rates (the interest payable on our credit facility, our Mississippi industrial development bond and the bond-related debt associated with one of our Memphis-based distribution facilities). As of August 2, 2009, the total outstanding principal balance on these instruments was $13,575,000 (with a weighted average interest rate of approximately 1.7%). If interest rates on these existing variable rate debt instruments rose 17 basis points (an approximate 10% increase in the associated variable rates as of August 2, 2009), our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of August 2, 2009, our investments, made solely in U.S. Treasury bills and money market funds, are stated at cost and approximate their fair values. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates, however, have and would in the future decrease the income derived from these investments.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Only approximately 3% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during year-to-date 2009 and year-to-date 2008. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, as of August 2, 2009, we have 17 retail stores in Canada and limited sourcing operations in both Europe and Asia, each of which expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during year-to-date 2009 or year-to-date 2008.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of August 2, 2009, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

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

Our financial performance is subject to changes in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Recently, consumer confidence and consumer spending have deteriorated significantly, and could remain depressed for an extended period of time. Consumer purchases of discretionary items, including our merchandise, generally decline during periods where disposable income is adversely affected, unemployment rates increase or there is economic uncertainty. The current economic environment could cause our vendors to go out of business or our banks to discontinue lending us or our vendors money or it could cause us to undergo additional restructurings, any of which would adversely impact our business and operating results.

We are unable to control many of the factors affecting consumer spending, and declines in consumer spending on home furnishings in general could reduce demand for our products.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. In particular, the current economic downturn has led to decreased discretionary spending, which has adversely impacted our business. In addition, a decrease in home purchases has led and may continue to lead to significantly decreased consumer spending on home products. These factors have affected our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

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

In addition, we are subject to certain risks, including availability of raw materials, labor disputes, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, and general economic and political conditions that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at a price that is commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a recall, which would damage our reputation and brands, and harm our business. Recently enacted legislation has given the U.S. Consumer Product Safety Commission increased regulatory and enforcement power, particularly with regard to children’s safety. As a result, companies like ours are recalling more products and incurring recall-related expenses. For example, in the second quarter of fiscal 2009, our Pottery Barn Kids brand incurred a $3,000,000 charge to earnings before income taxes from a voluntary product recall.

Our dependence on foreign vendors and our increased overseas operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.

In fiscal 2008, we sourced our products from vendors in 42 countries outside of the United States. Approximately 59% of our merchandise purchases were foreign-sourced, predominantly from Asia. Our dependence on foreign vendors means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies, as well as increases in the cost of living in the vendors’ local countries due to the economic slowdown. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. In addition, an increase in the cost of living in the foreign countries in which our vendors operate may result in an increase in our costs or in our vendors going out of business. In fiscal 2009, although approximately 97% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

We are also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), foreign government regulations, employment matters, wars and fears of war, political unrest, natural disasters and other trade restrictions. We cannot predict whether any of the countries in which our products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions. In addition, an economic downturn in or failure of foreign markets may result in financial instabilities for our foreign vendors, which may cause our foreign vendors to decrease production, discontinue selling to us, or to cease operations altogether. Our overseas operations in Europe and

Asia could also be affected by changing economic and political conditions in foreign countries, any of which could have a negative effect on our business, financial condition and operating results.

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

In each of the past three fiscal years, the majority of our net revenues have been generated by our retail stores. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors, including:

•	general economic conditions;

•	our identification of, and the availability of, suitable store locations;

•	our success in negotiating new leases or terminating existing leases on acceptable terms;

•	the success of other retail stores in and around our retail locations;

•	our ability to secure required governmental permits and approvals;

•	our hiring and training of skilled store operating personnel, especially management; and

•	the availability of financing on acceptable terms, if at all

•	the financial stability of our landlords and potential landlords

Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographic surveys regarding location of consumers in our target market segments. While we believe that the surveys and other relevant information are helpful indicators of suitable store locations, we recognize that these information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, changes in demographics, in the types of merchandise that we sell and in the pricing of our products may reduce the number of suitable store locations. Further, time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays. Construction and other delays in store openings could have a negative impact on our business and operating results. We may not be able to open new stores or, if opened, operate those stores profitably. Additionally, in these economic times, we may not be able to renegotiate the terms of our current leases or close our underperforming stores, both of which could negatively impact our operating results.

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

Our direct-to-customer business depends on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations in our call centers and on our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, system issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, disruptions in our third party labor contracts, natural disasters or adverse weather conditions. Industries that are particularly seasonal, such as the home furnishings business, face a higher risk of harm from operational disruptions during peak sales seasons. These problems could result in a reduction in sales as well as increased selling, general and administrative expenses.

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

Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the overall economic and general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation, strength in our direct-to-customer business and fluctuation in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided. For example, the overall economic and general retail sales environment, as well as current local and global economic conditions, has caused a significant decline in our comparable store sales results.

Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable store sales will continue to fluctuate in the future. Past comparable store sales are no indication of future results. Comparable store sales have decreased in the past and are expected to continue to decrease in fiscal 2009. Our ability to improve our comparable store sales results depends, in large part, on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base and using effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and securities analysts in one or more future periods could significantly reduce the market price of our common stock.

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

We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected by management, additional sales returns might be recorded in the future. Actual merchandise returns may exceed our reserves. In addition, to the extent that returned merchandise is damaged, we often do not receive full retail value from the resale or liquidation of the merchandise. Further, the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed merchandise return reserves. In particular, the current adverse economic conditions have resulted and may continue to result in increased merchandise returns. Any significant increase in merchandise returns that exceeds our reserves could harm our business and operating results.

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

We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Insurance costs may increase substantially in the future and may be affected by natural catastrophes, fear of terrorism, financial irregularities and other fraud at publicly-traded companies, intervention by the government and a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies, including AIG, may go out of business, or may be otherwise unable to fulfill their contractual obligations. In addition, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and attendant expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.

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

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There are an increasing number of cases being filed against companies generally, including a growing number of business method patent infringement lawsuits. There has also been a rise in lawsuits against companies like us that collect personal information from customers. In addition, there has been an increase in lawsuits alleging violations of the California labor laws against companies with large numbers of California-based employees, especially retailers. The cost of defending claims against us or the ultimate resolution of such claims may harm our business and operating results. In addition, the significant deterioration in the global financial markets can create a more litigious environment and therefore subjects us to increased exposure to shareholder lawsuits.

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

Although we strive to secure long-term contracts with our service providers and other vendors and to otherwise limit our financial commitment to them, we may not be able to avoid unexpected operating cost increases in the future. Further, we incur substantial costs to warehouse and distribute our inventory. Significant increases in our inventory levels may result in increased warehousing and distribution costs in addition to potential increases in costs associated with inventory that is lost, damaged or aged. Higher than expected costs, particularly if coupled with lower than expected sales, would negatively impact our business and operating results. In addition, in times of economic uncertainty, these long-term contracts may make it difficult to quickly reduce our fixed operating costs, which could negatively impact our business and operating results.

We are undertaking certain systems changes that might disrupt our business operations.

Our success depends, in part, on our ability to source and distribute merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems which involve updating or replacing legacy systems with successor systems during the course of several years. There are inherent risks associated with replacing our core systems, including supply chain and merchandising systems disruptions that could affect our ability to get the correct products into the appropriate stores and delivered to customers. We may not successfully launch these new systems, or the launch of such systems may result in disruptions to our business operations. In addition, changes to any of our software implementation strategies could result in the impairment of software-related assets. We are also subject to the risks associated with the ability of our vendors to provide information technology solutions to meet our needs. Any disruptions could negatively impact our business and operating results.

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

Our efforts to expand internationally through franchising arrangements may not be successful and could impair the value of our brands.

We have entered into a franchise agreement with an unaffiliated franchisee to operate stores in the Middle East. Under this agreement, a third party will operate stores that sell goods purchased from us under our brand names. We have no prior experience operating through these types of third party arrangements, and this arrangement may not be successful. The administration of this relationship may divert management attention and require more resources than we expect. While we expect that this will be a small part of our business in the near future, if successful, we plan to continue to increase the number of stores and countries in which these franchises operate as part of our efforts to expand internationally. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. In addition, certain aspects of these arrangements are not directly in our control, such as the ability of this third party to meet their projections regarding store openings and sales. Moreover, while the agreement we have entered into may provide us with certain termination rights, to the extent that this third party does not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. Failure to protect the value of our brands could have an adverse effect on our results of operations.

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

A variety of factors, including seasonality and the economic downturn, may cause our quarterly operating results to fluctuate, leading to volatility in our stock price.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas. A significant portion of our revenues and net earnings has been realized during the period from October through December each year. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses prior to and during peak selling seasons, particularly October through December, including fixed catalog production and mailing costs and the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. For example, we realized significantly lower-than-expected revenues and net earnings during the October through December selling season of fiscal 2008 due to the economic downturn, which affected our business, operating results and stock price.

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

Disruptions in global financial markets and banking systems have made credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. We have access to capital through our revolving line of credit facility. Each financial institution which is part of the syndicate for our revolving line of credit facility is responsible for providing a portion of the loans to be made under the facility. If any participant or group of participants with a significant portion of the commitments in our revolving line of credit facility fails to satisfy its or their respective obligations to extend credit under the facility and we are unable to find a replacement for such participant or participants on a timely basis (if at all), our liquidity may be adversely affected and our business could be materially adversely affected.

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

We have evaluated and tested our internal controls in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have incurred, and expect to continue to incur, significant expenses and a diversion of management’s time to meet the requirements of Section 404. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we would be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. Any such action could negatively impact our business and the perception of us in the financial markets. In addition, our internal controls may not prevent or detect all errors and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met.

Changes to accounting rules or regulations may adversely affect our operating results.

Changes to existing accounting rules or regulations may impact our future operating results. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective. The introduction of new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our operating results.

Changes to estimates related to our property and equipment, including information technology systems, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

We make certain estimates and projections in connection with impairment analyses for certain of our store locations and other property and equipment, including information technology systems, in accordance with “Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.” These impairment analyses require that we review for impairment all stores for which current or projected cash flows from operations are either negative or nominal, or the construction costs are significantly in excess of the amount originally expected. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the remaining life of the lease. These calculations require us to make a number of estimates and projections of future results, often up to 20 years into the future. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment, including information technology systems. These impairment charges have been significant in the past and may be in the future and, as a result of these charges, our operating results have been and may be adversely affected. For example, during fiscal 2008 and year-to-date 2009, we recorded impairment charges related to underperforming retail stores.

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

In addition, our main offices are located in the San Francisco Bay Area, where competition for personnel with retail and technology skills can be intense. If we fail to identify, attract, retain and motivate these skilled personnel, especially in this challenging economic environment, our business may be harmed. Further, in the event we need to hire additional personnel, we may experience difficulties in attracting and successfully hiring such individuals due to competition for highly skilled personnel as well as the significantly higher cost of living expenses in our market.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Our Annual Meeting of Shareholders was held on May 22, 2009. At this meeting, the shareholders took the following actions:

(I) The shareholders elected each of the following persons by the vote indicated to serve as a member of our Board of Directors until the next Annual Meeting of Shareholders or until his successor is elected and qualified:

Name	For	Withheld
W. Howard Lester	97,498,123	2,760,733
Adrian D.P. Bellamy	80,918,801	19,340,055
Patrick J. Connolly	99,237,333	1,021,523
Adrian T. Dillon	99,265,876	992,980
Anthony A. Greener	80,964,305	19,294,551
Ted W. Hall	81,002,477	19,256,379
Michael R. Lynch	99,247,453	1,011,403
Richard T. Robertson	81,011,206	19,247,650
David B. Zenoff	99,245,129	1,013,727

(II) The shareholders ratified, by the vote indicated, the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2010:

For	Against	Abstain	Broker Non-Vote
98,216,727	1,573,682	468,447	0

(III) The shareholders did not approve, by the vote indicated, a shareholder proposal recommending that the Board of Directors adopt a policy to appoint, whenever possible, an independent director who has not previously served as one of our executive officers to serve as Chairman:

For	Against	Abstain	Broker Non-Vote
29,876,576	50,177,293	91,299	20,113,688

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1	Form of Williams-Sonoma, Inc. Indemnification Agreement
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam
Executive Vice President,
Chief Operating and Chief Financial Officer

Date: September 11, 2009