Form 10-Q
period 2009-11-01
WILLIAMS SONOMA INC
filed 2009-12-11
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2009.

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

As of November 29, 2009, 106,174,005 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 1, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	November 1, 2009	February 1, 2009	November 2, 2008
ASSETS
Current assets
Cash and cash equivalents	$228,744	$148,822	$22,994
Accounts receivable	42,182	37,405	47,113
Merchandise inventories, net	545,042	572,899	694,597
Prepaid catalog expenses	42,378	36,424	53,880
Prepaid expenses	42,251	45,354	50,904
Deferred income taxes	90,588	90,349	91,564
Other assets	10,415	9,420	9,106
Total current assets	1,001,600	940,673	970,158
Property and equipment, net	854,478	942,219	976,307
Non-current deferred income taxes	39,312	36,555	42,858
Other assets	16,302	16,017	16,796
Total assets	$1,911,692	$1,935,464	$2,006,119
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$171,904	$162,362	$232,669
Accrued salaries, benefits and other	75,603	75,732	82,086
Customer deposits	194,689	192,209	190,996
Income taxes payable	-	112	3,305
Current portion of long-term debt	14,800	14,702	14,568
Other liabilities	19,741	15,620	12,762
Total current liabilities	476,737	460,737	536,386
Deferred rent and lease incentives	252,888	264,672	267,454
Long-term debt	8,886	10,259	10,050
Other long-term obligations	54,479	51,812	47,095
Total liabilities	792,990	787,480	860,985
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	-	-	-
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 105,950, 105,664 and 105,664 shares at November 1, 2009, February 1, 2009 and November 2, 2008, respectively	1,059	1,057	1,056
Additional paid-in capital	431,533	416,366	411,361
Retained earnings	675,842	725,052	725,674
Accumulated other comprehensive income	10,268	5,509	7,043
Total shareholders’ equity	1,118,702	1,147,984	1,145,134
Total liabilities and shareholders’ equity	$1,911,692	$1,935,464	$2,006,119

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars and shares in thousands, except per share amounts	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Net revenues	$729,297	$752,052	$2,013,026	$2,353,457
Cost of goods sold	476,445	511,572	1,360,870	1,557,911
Gross margin	252,852	240,480	652,156	795,546
Selling, general and administrative expenses	243,396	259,858	671,505	772,618
Interest income	47	223	150	987
Interest expense	388	381	1,140	1,156
Earnings (loss) before income taxes	9,115	(19,536)	(20,339)	22,759
Income tax expense (benefit)	1,788	(8,538)	(9,360)	4,926
Net earnings (loss)	$7,327	$(10,998)	$(10,979)	$17,833
Basic earnings (loss) per share	$0.07	$(0.10)	$(0.10)	$0.17
Diluted earnings (loss) per share	$0.07	$(0.10)	$(0.10)	$0.17
Shares used in calculation of earnings (loss) per share:
Basic	105,817	105,635	105,706	105,501
Diluted	108,626	105,635	105,706	107,016

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
Dollars in thousands	November 1, 2009	November 2, 2008
Cash flows from operating activities:
Net earnings (loss)	$(10,979)	$17,833
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	113,584	110,688
Loss on disposal/impairment of assets	23,696	17,762
Gain on sale of asset	-	(16,115)
Amortization of deferred lease incentives	(26,367)	(23,719)
Deferred income taxes	(5,452)	1,418
Tax benefit from exercise of stock-based compensation	425	1,194
Stock-based compensation expense	14,152	6,031
Other	-	(416)
Changes in:
Accounts receivable	(4,632)	(5)
Merchandise inventories	29,406	(3,017)
Prepaid catalog expenses	(5,953)	1,027
Prepaid expenses and other assets	1,925	(17,518)
Accounts payable	13,490	33,951
Accrued salaries, benefits and other current and long-term liabilities	6,952	(28,905)
Customer deposits	1,874	(9,933)
Deferred rent and lease incentives	13,576	44,705
Income taxes payable	(112)	(80,661)
Net cash provided by operating activities	165,585	54,320
Cash flows from investing activities:
Purchases of property and equipment	(50,391)	(158,180)
Proceeds from sale of assets	856	46,787
Proceeds from insurance reimbursement	-	632
Other	-	(213)
Net cash used in investing activities	(49,535)	(110,974)
Cash flows from financing activities:
Repayments of long-term obligations	(1,275)	(1,354)
Net proceeds from exercise of stock-based awards	3,191	461
Excess tax benefit from exercise of stock-based compensation	98	1,032
Payment of dividends	(38,333)	(37,740)
Other	(50)	-
Net cash used in financing activities	(36,369)	(37,601)
Effect of exchange rates on cash and cash equivalents	241	(1,701)
Net increase (decrease) in cash and cash equivalents	79,922	(95,956)
Cash and cash equivalents at beginning of period	148,822	118,950
Cash and cash equivalents at end of period	$228,744	$22,994

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirty-Nine Weeks Ended November 1, 2009 and November 2, 2008

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of November 1, 2009 and November 2, 2008, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks then ended and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of February 1, 2009, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2009.

The results of operations for the thirteen and thirty-nine weeks ended November 1, 2009 are not necessarily indicative of the operating results of the full year.

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

Subsequent events were evaluated through December 11, 2009, the date these condensed consolidated financial statements were issued.

NOTE B. ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the “FASB Accounting Standards Codification,” (“ASC”), as the single source of authoritative US generally accepted accounting principles (“GAAP”) for all non-governmental entities. The ASC changes the referencing and organization of accounting guidance and is effective for periods ending after September 15, 2009. Beginning with the third quarter of fiscal 2009, our financial statements refer to specific ASC US GAAP standards.

On February 2, 2009, we adopted ASC 820 “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements). ASC 820 establishes a standard definition for fair value, provides a framework under GAAP for measuring fair value and expands disclosure requirements for fair value measurements. We do not have significant financial assets and liabilities or nonfinancial assets and liabilities recognized or disclosed at fair value and, as such, the adoption of this ASC did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, ASC 810-10 Consolidation, (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R))” was issued. This ASC revises the consolidation guidance for variable interest entities and will become effective for us on February 1, 2010. We are currently evaluating the impact this ASC will have on our consolidated financial statements.

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

Stock-Based Compensation Expense

We account for stock-based compensation arrangements in accordance with ASC 718-10, Stock Compensation (formerly SFAS No. 123R, “Share-Based Payment”), which requires us to measure and record compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method.

During the thirteen and thirty-nine weeks ended November 1, 2009, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $5,462,000 and $14,152,000, respectively. During the thirteen and thirty-nine weeks ended November 2, 2008, we recognized a net stock-based compensation benefit of $7,147,000 and a net stock-based compensation expense of $6,031,000, as a component of selling, general and administrative expenses, respectively, both of which included an approximate $11,023,000 reversal of compensation expense related to performance-based stock awards.

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

Stock Options

The following table summarizes our stock option activity during the thirty-nine weeks ended November 1, 2009:

Shares
Balance at February 1, 2009	5,626,543
Granted	-
Exercised	(252,670)
Canceled[1]	(2,040,591)
Balance at November 1, 2009	3,333,282
Vested at November 1, 2009	3,292,262
Vested plus expected to vest at November 1, 2009	3,330,116

1 As a result of the equity award exchange program, a total of 1,134,620 options were canceled during the first quarter of fiscal 2009 in exchange for the issuance of restricted stock units.

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation rights activity during the thirty-nine weeks ended November 1, 2009:

Shares
Balance at February 1, 2009	7,611,514
Granted	25,000
Converted	-
Canceled[1]	(2,576,614)
Balance at November 1, 2009	5,059,900
Vested at November 1, 2009	637,800
Vested plus expected to vest at November 1, 2009	4,280,114

1 As a result of the equity award exchange program, a total of 1,845,115 stock-settled stock appreciation rights were canceled during the first quarter of fiscal 2009 in exchange for the issuance of restricted stock units.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirty-nine weeks ended November 1, 2009:

Shares
Balance at February 1, 2009	1,246,333
Granted[1]	978,539
Released	(32,890)
Canceled	(273,508)
Balance at November 1, 2009	1,918,474
Vested and deferred at November 1, 2009[2]	24,771
Expected to vest at November 1, 2009	1,771,087

1 As a result of the equity award exchange program, a total of 842,019 restricted stock units were granted during the first quarter of fiscal 2009.

2 A total of 24,771 restricted stock units vested on May 22, 2009, however, the release of the awards was deferred based on election by the holders.

NOTE D. BORROWING ARRANGEMENTS

Credit Facility

We have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The revolving line of credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense “EBITDAR”), a minimum fixed charge coverage ratio (calculated as EBITDAR to total fixed charges), and covenants limiting our ability to repurchase shares of stock or increase our dividend, in addition to covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility also contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our subsidiaries that have guaranteed our credit facility to pay the full amount of our obligations under the credit facility. As of November 1, 2009, we were in compliance with our financial covenants under the credit facility and based on our current projections, expect to be in compliance throughout fiscal 2009. The credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio, or (ii) LIBOR plus a margin based on our leverage ratio. As of November 1, 2009 and November 2, 2008, no amount was outstanding under the credit facility. However, as of November 1, 2009, $40,291,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation, other insurance programs and certain debt transactions.

Letter of Credit Facilities

On September 4, 2009, we renewed four of our unsecured commercial letter of credit reimbursement facilities, each of which matures on September 3, 2010. Due to significant reductions in inventory purchases and an overall reduction in the number of vendors who require the use of our letter of credit facilities, we decreased the aggregate credit available under these facilities from $155,000,000 to $125,000,000. The letter of credit facilities contain covenants and provide for events of default that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of November 1, 2009, an aggregate of $31,784,000 was outstanding under the letter of credit facilities. Such letters of credit represent only a future commitment to fund inventory purchases to which we had not taken legal title as of November 1, 2009. The latest expiration possible for any future letters of credit issued under the facilities is now January 31, 2011.

Long Term Debt

As of November 1, 2009, we had $23,686,000 of long term debt obligations (consisting primarily of our Mississippi industrial development bonds and the bond-related debt associated with our Memphis-based distribution facilities), the majority of which accrue interest based on variable rates. On December 7, 2009, in an effort to reduce interest and other debt related costs and due to our significant cash balances on hand, the remaining outstanding balance on our Mississippi industrial development bonds of $13,150,000 was repaid, without penalty.

As of November 1, 2009, the carrying value of our long term debt approximates fair value.

NOTE E. COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the thirteen and thirty-nine weeks ended November 1, 2009 and November 2, 2008 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Net earnings (loss)	$ 7,327	$ (10,998)	$ (10,979)	$ 17,833
Other comprehensive income (loss)
Foreign currency translation adjustment	841	(7,063)	4,758	(8,207)
Net unrealized gain on investment	2	6	2	-
Comprehensive income (loss)	$ 8,170	$ (18,055)	$ (6,219)	$ 9,626

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

The following is a reconciliation of net earnings (loss) and the number of shares used in the basic and diluted earnings (loss) per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings (Loss)	Weighted Average Shares	Earnings (Loss) Per Share
Thirteen weeks ended November 1, 2009
Basic	$ 7,327	105,817	$0.07
Effect of dilutive stock-based awards	-	2,809
Diluted	$ 7,327	108,626	$0.07
Thirteen weeks ended November 2, 2008
Basic	$ (10,998)	105,635	$(0.10)
Effect of dilutive stock-based awards[1]	-	-
Diluted	$ (10,998)	105,635	$(0.10)
Thirty-nine weeks ended November 1, 2009
Basic	$ (10,979)	105,706	$(0.10)
Effect of dilutive stock-based awards[1]	-	-
Diluted	$ (10,979)	105,706	$(0.10)
Thirty-nine weeks ended November 2, 2008
Basic	$ 17,833	105,501	$0.17
Effect of dilutive stock-based awards	-	1,515
Diluted	$ 17,833	107,016	$0.17

1 Due to the net loss recognized for the thirteen weeks ended November 2, 2008 and the thirty-nine weeks ended November 1, 2009, all stock-based awards were excluded from the calculation of diluted earnings (loss) per share as their inclusion would be anti-dilutive.

Stock-based awards of 2,419,000 and 9,972,000 for the thirteen weeks ended and 10,312,000 and 6,450,000 for the thirty-nine weeks ended November 1, 2009 and November 2, 2008, respectively, were not included in the computation of diluted earnings (loss) per share, as their inclusion would be anti-dilutive.

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

NOTE H. ASSET IMPAIRMENT AND LEASE TERMINATION CHARGES

We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the net carrying value and the asset’s fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is estimated based upon future cash flows (discounted at a rate that is commensurate with the risk and approximates our weighted average cost of capital). In addition, for any store or facility closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store or facility is closed. Most store and facility closures, however, occur upon the lease expiration. Should store profitability and general economic, market or business conditions continue to decline, we may be required to record additional impairment charges and/or lease termination charges.

During the thirteen and thirty-nine weeks ended November 1, 2009, we recorded expense of approximately $12,156,000 and $25,529,000, respectively, associated with asset impairment and early lease termination charges for underperforming retail stores, of which $11,036,000 and $24,250,000, respectively, are recorded within selling, general and administrative expenses, the remainder of which is recorded within cost of goods sold. In addition, during the thirteen and thirty-nine weeks ended November 1, 2009, we incurred charges of approximately $6,245,000 and $7,580,000, respectively, related to the exit of excess distribution capacity, of which $5,665,000 and $5,981,000, respectively, are recorded in selling, general, and administrative expenses and the remainder of which is recorded within cost of goods sold.

During the thirteen and thirty-nine weeks ended November 2, 2008, we recorded expense of approximately $12,280,000 and $14,350,000, respectively, within selling, general and administrative expenses associated with asset impairment charges for underperforming retail stores. During the thirty-nine weeks ended November 2, 2008, we also recorded a benefit of approximately $9,350,000 within selling, general and administrative expenses related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its expiration.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail	Direct-to-Customer	Unallocated	Total
Thirteen weeks ended November 1, 2009
Net revenues[1]	$428,292	$301,005	$-	$729,297
Depreciation and amortization expense	25,292	5,177	8,504	38,973
Earnings (loss) before income taxes[2,3]	15,102	49,905	(55,892)	9,115
Capital expenditures	9,827	3,978	3,524	17,329
Thirteen weeks ended November 2, 2008
Net revenues[1]	$424,392	$327,660	$-	$752,052
Depreciation and amortization expense	24,803	5,436	6,743	36,982
Earnings (loss) before income taxes[2,4]	(23,193)	41,467	(37,810)	(19,536)
Capital expenditures	34,245	4,904	6,310	45,459
Thirty-nine weeks ended November 1, 2009
Net revenues[1]	$1,185,910	$827,116	$-	$2,013,026
Depreciation and amortization expense	72,893	15,684	25,007	113,584
Earnings (loss) before income taxes[2,3]	3,515	121,737	(145,591)	(20,339)
Assets[5]	992,092	267,578	652,022	1,911,692
Capital expenditures	29,612	10,406	10,373	50,391
Thirty-nine weeks ended November 2, 2008
Net revenues[1]	$1,321,182	$1,032,275	$-	$2,353,457
Depreciation and amortization expense	74,876	15,655	20,157	110,688
Earnings (loss) before income taxes[2,4,6]	1,252	143,644	(122,137)	22,759
Assets[5]	1,204,670	330,267	471,182	2,006,119
Capital expenditures	122,628	14,455	21,097	158,180

1 Includes net revenues in the retail channel of approximately $19.7 million and $18.0 million for the thirteen weeks ended November 1, 2009 and November 2, 2008, respectively, and $49.9 million and $56.4 million for the thirty-nine weeks ended November 1, 2009 and November 2, 2008, respectively, related to our foreign operations.

2 Includes expenses in the retail channel of approximately $12.2 million and $12.3 million for the thirteen weeks ended November 1, 2009 and November 2, 2008, respectively, and $25.5 million and $14.4 million for the thirty-nine weeks ended November 1, 2009 and November 2, 2008, respectively, related to asset impairment and early lease termination charges for underperforming retail stores.

3 Unallocated costs before income taxes include $6.2 million and $7.6 million for the thirteen and thirty-nine weeks ended November 1, 2009, respectively, related to exiting excess distribution capacity.

4 Unallocated costs before income taxes include a benefit of approximately $11.0 million related to the reversal of expense associated with certain performance-based stock awards.

5 Includes $29.7 million and $29.4 million of long-term assets as of November 1, 2009 and November 2, 2008, respectively, related to our foreign operations.

6 Includes a benefit in the retail channel of approximately $9.4 million related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its expiration, partially offset by accelerated depreciation of $1.1 million related to the early termination of this lease, as well as a benefit in unallocated costs of $16.0 million related to a gain on the sale of a corporate aircraft.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include: projections of earnings, revenues or financial items, statements regarding the impact of accounting changes; statements regarding our expected effective tax rate; statements of the plans, strategies and objectives of management for future operations; statements related to the future performance of our brands; statements related to macroeconomic and retail trends; statements related to an expected improvement in West Elm’s revenues in the fourth quarter; statements related to assessing the long-term strategy for the Williams-Sonoma Home brand; statements related to the benefits of our transportation, quality returns and inventory management initiatives; statements related to eliminating excess distribution capacity and excess office space; statements related to seeing a revenue decline in fiscal 2009 as compared to fiscal 2008; statements related to opening franchised stores internationally; statements related to future store profitability and fluctuations in comparable store sales; statements related to impairment and lease termination charges; statements related to our initiatives for the remainder of the year and the ability of these initiatives to improve our operating margins over time, continue to strengthen our balance sheet and improve the positioning of our brands; statements related to the adequacy and use of our available cash; statements related to the future payment of a dividend; statements related to compliance with our bank covenants; statements related to our projected capital expenditures; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended November 1, 2009 (“third quarter of fiscal 2009”), as compared to the thirteen weeks ended November 2, 2008 (“third quarter of fiscal 2008”) and the thirty-nine weeks ended November 1, 2009 (“year-to-date 2009”), as compared to the thirty-nine weeks ended November 2, 2008 (“year-to-date 2008”), should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Third Quarter of Fiscal 2009 Financial Results

While the home furnishings sector remained under pressure in the third quarter of fiscal 2009, we saw our business trends improve. Throughout the quarter, we saw a strengthening consumer response to both our merchandising and marketing strategies, and progressively better sales and margins. We also saw ongoing financial and operational benefits from our cost containment and inventory management initiatives, and an improvement in cash flow, whereby we ended the quarter with $228,744,000 in cash.

Our diluted earnings per share in the third quarter of fiscal 2009 was $0.07 (including a $0.06 per diluted share charge for asset impairment and early lease termination costs associated with underperforming retail stores and a $0.03 per diluted share charge associated with the exit of excess distribution capacity) compared to a diluted loss per share of $0.10 (including a $0.07 per diluted share charge from asset impairment costs, partially offset by a $0.06 per diluted share benefit associated with the reversal of performance-based stock compensation expense) in the third quarter of fiscal 2008.

Net revenues in the third quarter of fiscal 2009 decreased by $22,755,000, or 3.0%, compared to the third quarter of fiscal 2008, despite a 2.2% year-over-year increase in retail leased square footage, including four net new stores, and a comparable store sales increase of 1.7%. This decrease was driven by declining revenues in all brands primarily due to the continued negative impact of the general economic environment during the third quarter of fiscal 2009. Additionally, our catalog and page circulation decreased 18.1% and 20.6%, respectively (including the impact of our catalog circulation optimization strategy).

Retail net revenues in the third quarter of fiscal 2009 increased $3,900,000, or 0.9%, compared to the third quarter of fiscal 2008. This increase was driven by a 1.7% increase in comparable stores sales and a 2.2% year-over-year increase in retail leased square footage, including four net new stores. The Pottery Barn and West Elm brands had year-over-year revenue increases, while net revenues in the Pottery Barn Kids, Williams-Sonoma and Williams-Sonoma Home brands declined during the quarter.

Direct-to-customer net revenues in the third quarter of fiscal 2009 decreased $26,655,000, or 8.1%, compared to the third quarter of fiscal 2008. All brands had declining net revenues during the quarter, led primarily by Pottery Barn, West Elm, Pottery Barn Kids and Williams-Sonoma Home due to the continued negative impact of the general economic environment and a decrease in catalog and page circulation of 18.1% and 20.6%, respectively (including the impact of our catalog circulation optimization strategy). In addition, net revenues generated in our Internet business decreased 7.0% to $230,112,000 for the third quarter of fiscal 2009 compared to $247,463,000 for the third quarter of fiscal 2008.

In our core brands, net revenues in the third quarter of fiscal 2009 decreased by 2.1% compared to the third quarter of fiscal 2008, primarily driven by a decrease in Pottery Barn Kids, Williams-Sonoma and Pottery Barn. Sales trends, however, improved in every brand and we are encouraged by these results as they correlate with the rollout of our revitalization initiatives and affirm our merchandising and marketing strategies.

In the Pottery Barn Kids brand, net revenues declined 5.0% and comparable store sales declined 3.1% during the third quarter of fiscal 2009. These results were an improvement in trend and the strongest validation we have had of the customer’s acceptance of our new merchandising strategies. Consumer response to our entry price points, classic assortment and in-store selling and marketing programs was positive, driving both better sales and stronger selling margins. In the Williams-Sonoma brand, we continued to see the same economic resilience we have seen all year. While net revenues and comparable store sales declined 1.8% and 2.1%, respectively, selling margins began to rebound to historical levels. Strong merchandising, tight inventories, and a focus on exclusive product offerings drove these results within the brand. In the Pottery Barn brand, although net revenues in the third quarter decreased 0.9% (driven by a decrease in the direct-to-customer channel, despite positive demand), comparable store sales increased 7.6%. These continue to demonstrate a sustaining trend of net revenue improvement on both a one-year and two-year basis, and affirm the effectiveness of our strategies to drive customers to the Pottery Barn brand.

In our emerging brands (West Elm, PBteen and Williams-Sonoma Home) net revenues decreased 7.7%. In West Elm, net revenues declined during the third quarter of fiscal 2009, partially due to the residual impact from a low in-stock position in furniture. These issues are now resolved, however, and we are optimistic that we will continue to see an improvement in West Elm’s net revenues in the fourth quarter since more than half of the brand’s business is driven by furniture. In PBteen, although net revenues declined during the third quarter of fiscal 2009, the brand remains the best performing brand in the company on both a one-year and two-year basis.

In Williams-Sonoma Home, revenue and margin trends did not improve during the quarter. As such, our concerns about the luxury home furnishings market have escalated and we are critically assessing the positioning of the brand going forward. In the meantime, we are implementing inventory management, catalog circulation, and merchandising strategies that will optimize cash flow while maintaining flexibility as we contemplate a longer term strategy for the brand. At the end of the third quarter, net assets in the brand, including inventory, were approximately $25,000,000, and we have long term real estate lease commitments on 11 stores.

Third Quarter of Fiscal 2009 Operational Results

In supply chain, we continued to see both customer service and financial benefits from our ongoing transportation and quality returns initiatives. During the quarter, we completed the coastal consolidation of our large cube inventory and are now shipping together orders that historically were delivered in multiple shipments. We also consolidated six third-party furniture delivery hubs into one company-operated hub in Columbus, Ohio. Both of these initiatives are driving a significantly improved customer experience and increased gross margin dollars. In addition, we began to see the benefits of our inventory management initiatives, including strategically balancing inventory levels with full-price selling and margin objectives, partnering with our vendors to reduce product costs, renegotiating our ocean freight and furniture delivery contracts and expanding our upholstered furniture operations. As a result, as of the end of the third quarter of fiscal 2009, merchandise inventory had decreased $149,555,000 to $545,042,000 from the third quarter of fiscal 2008.

We also continue to make progress on our occupancy cost reduction initiatives by increasing planned fiscal 2009 permanent store closures from 16 to 20 and eliminating 1,200,000 square feet of excess distribution capacity in the third quarter. By the end of fiscal 2009, we also plan to eliminate 80,000 square feet of excess office space.

Fiscal 2009

As we look forward to the balance of the year, based on the sales and margin trends that we are seeing today, particularly in our core brands, we now expect to see a net revenue decline of 9% to 11% for fiscal 2009 as compared to fiscal 2008. We will also continue to expand on the initiatives that have driven our success including: capturing market share through innovative merchandising and a greater emphasis on opening price points; delivering superior customer service; continuing our catalog circulation optimization strategy; driving efficiencies in our worldwide supply chain; and maximizing profitability and cash flow. We believe that all of these initiatives will allow us to incrementally improve our operating margins over time, continue to strengthen our balance sheet and position our brands to emerge stronger when the economy improves.

Finally, in fiscal 2009, we expect to continue our quarterly cash dividend of $0.12 per diluted share for an indicated annual cash dividend of $0.48 per diluted share, or approximately $51,000,000, subject to capital availability.

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

The following table summarizes our net revenues for the third quarter of fiscal 2009 and fiscal 2008, and year-to-date 2009 and 2008:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	November 1, 2009	% Total	November 2, 2008	% Total	November 1, 2009	% Total	November 2, 2008	% Total
Retail revenues	$428,292	58.7%	$424,392	56.4%	$1,185,910	58.9%	$1,321,182	56.1%
Direct-to-customer revenues	301,005	41.3%	327,660	43.6%	827,116	41.1%	1,032,275	43.9%
Net revenues	$729,297	100.0%	$752,052	100.0%	$2,013,026	100.0%	$2,353,457	100.0%

Net revenues in the third quarter of fiscal 2009 decreased by $22,755,000, or 3.0%, compared to the third quarter of fiscal 2008, despite a 2.2% year-over-year increase in retail leased square footage, including four net new stores, and a comparable store sales increase of 1.7%. This decrease was driven by declining revenues in all brands primarily due to the continued negative impact of the general economic environment during the third quarter of fiscal 2009. Additionally, our catalog and page circulation decreased 18.1% and 20.6%, respectively (including the impact of our catalog circulation optimization strategy).

Net revenues for year-to-date 2009 decreased by $340,431,000, or 14.5%, compared to year-to-date 2008, despite a 2.2% year-over-year increase in retail leased square footage, including four net new stores. This decrease was driven by declining revenues in all brands primarily due to the continued negative impact of the general economic environment during year-to-date 2009, which resulted in a comparable store sales decrease of 11.6%. Additionally, our catalog and page circulation decreased 18.0% and 22.8%, respectively (including the impact of our catalog circulation optimization strategy).

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Dollars in thousands	November 1, 2009	November 2, 2008		November 1, 2009		November 2, 2008
Retail revenues	$428,292	$424,392		$1,185,910		$1,321,182
Percent increase (decrease) in retail revenues	0.9%	(14.1%	)	(10.2%	)	(7.9%	)
Percent increase (decrease) in comparable store sales	1.7%	(21.4%	)	(11.6%	)	(14.2%	)
Number of stores - beginning of period	629	613		627		600
Number of new stores	1	14		8		29
Number of new stores due to remodeling[1]	1	6		6		19
Number of closed stores due to remodeling[1]	(1)	(7)		(6)		(19)
Number of permanently closed stores	-	-		(5)		(3)
Number of stores - end of period	630	626		630		626
Store selling square footage at period-end	3,880,000	3,811,000		3,880,000		3,811,000
Store leased square footage (“LSF”) at period-end	6,251,000	6,118,000		6,251,000		6,118,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the period due to square footage expansion, store modification or relocation.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	August 2, 2009	Openings	Closings	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Williams-Sonoma	263	-	-	263	264	6,300	6,300
Pottery Barn	204	1	(1)	204	204	12,900	12,800
Pottery Barn Kids	93	-	-	93	94	8,000	7,900
West Elm	39	1	-	40	36	17,300	17,100
Williams-Sonoma Home	11	-	-	11	10	13,200	13,300
Outlets	19	-	-	19	18	19,500	20,600
Total	629	2	(1)	630	626	9,900	9,800

Retail net revenues in the third quarter of fiscal 2009 increased $3,900,000, or 0.9%, compared to the third quarter of fiscal 2008. This increase was driven by a 1.7% increase in comparable stores sales and a 2.2% year-over-year increase in retail leased square footage, including four net new stores. The Pottery Barn and West Elm brands had year-over-year revenue increases, while net revenues in the Pottery Barn Kids, Williams-Sonoma and Williams-Sonoma Home brands declined during the quarter.

Retail net revenues for year-to-date 2009 decreased $135,272,000, or 10.2%, compared to year-to-date 2008. All brands had declining net revenues during the year led by Pottery Barn, Williams-Sonoma and Pottery Barn Kids. This decrease was driven by the continued negative impact of the general economic environment which resulted in a comparable store sales decrease of 11.6%.

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

Percentages represent changes in comparable store sales compared to the same period in the prior year.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Percent increase (decrease) in comparable store sales	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Williams-Sonoma	(2.1%)	(11.4%)	(9.4%)	(6.9%)
Pottery Barn	7.6%	(27.6%)	(10.6%)	(18.4%)
Pottery Barn Kids	(3.1%)	(20.0%)	(16.8%)	(15.1%)
Outlets	(6.7%)	(26.1%)	(17.5%)	(17.3%)
Total	1.7%	(21.4%)	(11.6%)	(14.2%)

Various factors affect comparable store sales, including the overall economic and general retail sales environment as well as current local and global economic conditions, each of which were significant factors in our comparable store sales results in fiscal 2009. Additional factors have affected our comparable store sales results in the past and may continue to affect them in the future, such as the number, size and location of stores we open, close, remodel or expand in any period, consumer preferences and buying trends, changes in sales mix between distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation and in our direct-to-customer business and fluctuations in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	November 1, 2009		November 2, 2008		November 1, 2009		November 2, 2008
Catalog revenues[1]	$70,893		$80,197		$193,287		$268,161
Internet revenues[1]	230,112		247,463		633,829		764,114
Total direct-to-customer revenues[1]	$301,005		$327,660		$827,116		$1,032,275
Percent decrease in direct-to-customer revenues	(8.1%	)	(18.3%	)	(19.9%	)	(9.1%	)
Percent decrease in number of catalogs circulated	(18.1%	)	(14.6%	)	(18.0%	)	(17.3%	)
Percent decrease in number of pages circulated	(20.6%	)	(26.1%	)	(22.8%	)	(27.5%	)

1Approximately 60% of our company-wide non-gift registry Internet revenues are driven by customers who recently received a catalog and approximately 40% are incremental to the direct-to-customer channel.

Direct-to-customer net revenues in the third quarter of fiscal 2009 decreased $26,655,000, or 8.1%, compared to the third quarter of fiscal 2008. All brands had declining net revenues during the quarter, led primarily by Pottery Barn, West Elm, Pottery Barn Kids and Williams-Sonoma Home due to the continued negative impact of the general economic environment and a decrease in catalog and page circulation of 18.1% and 20.6%, respectively (including the impact of our catalog circulation optimization strategy). In addition, net revenues generated in our Internet business decreased 7.0% to $230,112,000 for the third quarter of fiscal 2009 compared to $247,463,000 for the third quarter of fiscal 2008.

Direct-to-customer net revenues for year-to-date 2009 decreased $205,159,000, or 19.9%, compared to year-to-date 2008. All brands had declining net revenues during the quarter, led primarily by Pottery Barn, Pottery Barn Kids, West Elm and PBteen due to the continued negative impact of the general economic environment and a decrease in catalog and page circulation of 18.0% and 22.8%, respectively (including the impact of our catalog circulation optimization strategy). In addition, net revenues generated in our Internet business decreased 17.1% to $633,829,000 for year-to-date 2009 compared to $764,114,000 for year-to-date 2008.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	November 1, 2009	% Net Revenues	November 2, 2008	% Net Revenues	November 1, 2009	% Net Revenues	November 2, 2008	% Net Revenues
Cost of goods sold	$476,445	65.3%	$511,572	68.0%	$1,360,870	67.6%	$1,557,911	66.2%

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

Third Quarter of Fiscal 2009 vs. Third Quarter of Fiscal 2008

Cost of goods sold decreased by $35,127,000, or 6.9%, in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Cost of goods sold as a percentage of net revenues decreased to 65.3% in the third quarter of fiscal 2009 from 68.0% in the third quarter of fiscal 2008. This decrease as a percentage of net revenues was primarily driven by a decrease in cost of merchandise (including the benefit from reduced markdowns), reduced freight costs, favorable replacements and damages expense and occupancy expense reductions, partially offset by charges associated with the early lease termination of underperforming retail stores and exiting excess distribution capacity.

In the retail channel, cost of goods sold as a percentage of net revenues decreased 470 basis points in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. This decrease as a percentage of net revenues was primarily driven by a decrease in cost of merchandise (including the benefit from reduced markdowns) and occupancy expense reductions, partially offset by charges associated with the early lease termination of underperforming retail stores.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues decreased 180 basis points in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. This decrease as a percentage of net revenues was primarily driven by reduced freight costs and favorable replacements and damages expense.

Year-to-Date 2009 vs. Year-to-Date 2008

Cost of goods sold for year-to-date 2009 decreased by $197,041,000, or 12.6%, compared to year-to-date 2008. However, cost of goods sold as a percentage of net revenues increased to 67.6% for year-to-date 2009 from 66.2% for year-to-date 2008. This increase as a percentage of net revenues was primarily driven by the deleverage of fixed occupancy expenses due to declining sales, partially offset by reduced freight costs and favorable replacements and damages expense.

In the retail channel, cost of goods sold as a percentage of net revenues increased 10 basis points for year-to-date 2009 compared to year-to-date 2008. This increase as a percentage of net revenues primarily resulted from the deleverage of fixed occupancy expenses due to declining sales, partially offset by a decrease in cost of merchandise (including the benefit from reduced markdowns).

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 50 basis points for year-to-date 2009 compared to year-to-date 2008. This increase as a percentage of net revenues primarily resulted from an increase in cost of merchandise (including the impact of increased markdowns) and the deleverage of fixed occupancy expenses resulting from declining sales, partially offset by reduced freight costs and favorable replacements and damages expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	November 1, 2009	% Net Revenues	November 2, 2008	% Net Revenues	November 1, 2009	% Net Revenues	November 2, 2008	% Net Revenues
Selling, general and administrative expenses	$243,396	33.4%	$259,858	34.6%	$671,505	33.4%	$772,618	32.8%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution warehouses, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.

We experience differing employment and advertising costs as a percentage of net revenues within the retail and direct-to-customer channels due to their distinct distribution and marketing strategies. Store employment costs represent a greater percentage of retail net revenues than employment costs as a percentage of net revenues within the direct-to-customer channel. However, catalog advertising expenses are greater within the direct-to-customer channel than the retail channel.

Third Quarter of Fiscal 2009 vs. Third Quarter of Fiscal 2008

Selling, general and administrative expenses decreased by $16,462,000, or 6.3%, in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Selling, general and administrative expenses as a percentage of net revenues decreased to 33.4% in the third quarter of fiscal 2009 from 34.6% in the third quarter of fiscal 2008. This decrease as a percentage of net revenues was primarily driven by reductions in employment, total advertising and other general expenses reflecting the effect of our infrastructure cost reduction program, catalog circulation optimization strategy and continuing cost containment initiatives. This decrease as a percentage of net revenues was partially offset by an approximate $11,023,000 benefit associated with the reversal of performance-based stock compensation expense in the third quarter of fiscal 2008 that did not recur in fiscal 2009 and charges associated with exiting excess distribution capacity of $5,665,000 in the third quarter of fiscal 2009.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 420 basis points in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. This was primarily driven by reductions in employment and other general expenses reflecting the effect of our infrastructure cost reduction program and continuing cost containment initiatives.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 220 basis points in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. This decrease as a percentage of net revenues was primarily driven by reductions in total advertising and employment reflecting the effect of our catalog circulation optimization strategy and infrastructure cost reduction program.

Year-to-Date 2009 vs. Year-to-Date 2008

Selling, general and administrative expenses for year-to-date 2009 decreased by $101,113,000, or 13.1%, compared to year-to-date 2008. However, selling, general and administrative expenses as a percentage of net revenues increased to 33.4% for year-to-date 2009 from 32.8% for year-to-date 2008. This increase as a percentage of net revenues was primarily driven by a benefit of approximately $16,000,000 related to a gain on the sale of a corporate aircraft, an approximate $11,023,000 benefit associated with the reversal of performance-based stock compensation expense, and a benefit of approximately $9,350,000 related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its expiration recorded in fiscal 2008, none of which recurred in fiscal 2009. This increase was further driven by asset impairment and early lease termination charges of $24,250,000 for underperforming retail stores for year-to-date 2009 compared to $14,350,000 for year-to-date 2008 and charges associated with exiting distribution capacity of $5,981,000 for year-to-date 2009. This increase as a percentage of net revenues was partially offset by reductions in total advertising, employment and other general expenses, reflecting the effect of our catalog circulation optimization strategy, infrastructure cost reduction program and continuing cost containment initiatives.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 30 basis points for year-to-date 2009 compared to year-to-date 2008. This decrease as a percentage of net revenues was primarily driven by reductions in employment costs and other general expenses reflecting the effect of our infrastructure cost reduction program and continuing cost containment initiatives. This decrease was partially offset by higher asset impairment and early lease termination charges for underperforming retail stores for year-to-date 2009 compared to year-to-date 2008 and an early lease termination benefit received from a landlord in fiscal 2008 that did not recur in fiscal 2009.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 140 basis points for year-to-date 2009 compared to year-to-date 2008. This decrease as a percentage of net revenues was primarily driven by reductions in total advertising and employment, reflecting the effect of our catalog circulation optimization strategy and infrastructure cost reduction program.

INCOME TAXES

Our effective rate was a benefit of 46.0% for year-to-date 2009 versus an expense of 21.6% for year-to-date 2008. Our effective tax rate for year-to-date 2009 was primarily the result of our year-to-date net loss in addition to certain favorable income tax resolutions during fiscal 2009.

We expect our effective tax rate to be in the range of 35.0% to 40.0% in fiscal 2009. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of November 1, 2009, we held $228,744,000 in cash and cash equivalent funds. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods. This cash balance, however, is the highest cash balance at the end of the third quarter in our history.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2009, we plan to use our cash resources to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, purchases of property and equipment and dividend payments. On December 7, 2009, we also repaid the remaining outstanding balance on our Mississippi industrial development bonds in the amount of $13,150,000, without penalty. In addition to the current cash balances on-hand, as of November 1, 2009, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. As of November 1, 2009 and November 2, 2008, no amount was outstanding under this credit facility and we do not expect to need to access the line of credit at any time during the remainder of fiscal 2009. However, as of November 1, 2009, $40,291,000 in issued but undrawn standby letters of credit was outstanding under this credit facility. Additionally, as of November 1, 2009, we had four unsecured letter of credit reimbursement facilities for a total of $125,000,000. As of November 1, 2009, an aggregate of $31,784,000 was outstanding under these letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title as of November 1, 2009. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months. Further, we are currently in compliance with all of our bank covenants and expect to remain in compliance throughout fiscal 2009.

For year-to-date 2009, net cash provided by operating activities was $165,585,000 compared to net cash provided by operating activities of $54,320,000 for year-to-date 2008. Net cash provided by operating activities for year-to-date 2009 was primarily attributable to a decrease in merchandise inventories due to our continued inventory reduction initiatives, an increase in deferred lease incentives and an increase in accounts payable due to the timing of expenditures. Net cash provided by operating activities for year-to-date 2009 increased compared to year-to-date 2008 primarily due to a decrease in income taxes paid in fiscal 2009 resulting from a reduction in our pre-tax income, as well as a reduction in merchandise inventories.

For year-to-date 2009, net cash used in investing activities was $49,535,000 compared to net cash used in investing activities of $110,974,000 for year-to-date 2008. For year-to-date 2009, purchases of property and equipment were $50,391,000, comprised of $27,561,000 for stores, $18,732,000 for systems development projects (including e-commerce websites) and $4,098,000 for distribution, facility infrastructure and other projects. Net cash used in investing activities for year-to-date 2009 decreased compared to year-to-date 2008 primarily due to a reduction in purchases of property and equipment resulting from a decrease in the number of new and remodeled stores we opened and expect to open during fiscal 2009 and an overall reduction in all other capital expenditures, as well as proceeds received from the sale of a corporate aircraft during fiscal 2008, which did not recur in fiscal 2009.

For fiscal 2009, we anticipate investing $85,000,000 to $90,000,000 in the purchase of property and equipment, primarily for the construction of 9 new stores and 8 remodeled or expanded stores, systems development projects (including e-commerce websites) and distribution, facility infrastructure and other projects.

For year-to-date 2009, net cash used in financing activities was $36,369,000 compared to net cash used in financing activities of $37,601,000 for year-to-date 2008. Net cash used in financing activities for year-to-date 2009 and year-to-date 2008 was primarily attributable to the payment of dividends.

Dividend Policy

Our quarterly cash dividend is $0.12 per common share. The indicated annual cash dividend, subject to capital availability, is $0.48 per common share, or approximately $51,000,000 in fiscal 2009. Our quarterly cash dividend may be limited or terminated at any time.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2009, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended February 1, 2009.

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

Interest Rate Risk

As of November 1, 2009, we had three debt instruments with variable interest rates which subject us to risks associated with changes in interest rates (the interest payable on our credit facility, our Mississippi industrial development bond and the bond-related debt associated with one of our Memphis-based distribution facilities). As of November 1, 2009, the total outstanding principal balance on these instruments was $13,575,000 (with a weighted average interest rate of approximately 1.6%). If interest rates on these existing variable rate debt instruments rose 16 basis points (an approximate 10% increase in the associated variable rates as of November 1, 2009), our results from operations and cash flows would not be materially affected. On December 7, 2009, in an effort to reduce interest and other debt related costs and due to our significant cash balances on hand, the remaining outstanding balance on our Mississippi industrial development bonds of $13,150,000 was repaid, without penalty.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of November 1, 2009, our investments, made solely in U.S. Treasury bills and money market and municipal funds are stated at cost and approximate their fair values. An increase in interest rates of 10% would have an immaterial effect on the value of these investments. Declines in interest rates, however, have and would in the future decrease the income derived from these investments.

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

In addition, as of November 1, 2009, we have 17 retail stores in Canada and limited sourcing operations in both Europe and Asia, each of which expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during year-to-date 2009 or year-to-date 2008.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of November 1, 2009, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

The changes in general economic conditions over the past year, and the resulting impact on consumer confidence and consumer spending, could continue to adversely impact our results of operations.

Our financial performance is subject to changes in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Over the past year, consumer confidence and consumer spending have deteriorated significantly, and could remain depressed for an extended period of time. Consumer purchases of discretionary items, including our merchandise, generally decline during periods where disposable income is adversely affected, unemployment rates increase or there is economic uncertainty. The current economic environment could cause our vendors to go out of business or our banks to discontinue lending us or our vendors money, or it could cause us to undergo additional restructurings, any of which would adversely impact our business and operating results.

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

In addition, we must manage our inventory effectively and commensurate with customer demand. Much of our inventory is sourced from vendors located outside the United States. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, up to twelve months in advance of the applicable selling season and frequently before trends are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. Our vendors also may not have the capacity to handle our demands or may go out of business in times of economic crisis. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate, and our business and operating results may be negatively impacted.

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

Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We have no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which it sells to us, discontinue selling to us, or go out of business at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of our merchandise.

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

In addition, we are subject to certain risks, including availability of raw materials, labor disputes, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, and general economic and political conditions that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a recall, which could damage our reputation and brands, and harm our business. Recently enacted legislation has given the U.S. Consumer Product Safety Commission increased regulatory and enforcement power, particularly with regard to children’s safety. As a result, companies like ours are recalling more products and incurring recall-related expenses. For example, during fiscal 2009, we have incurred a year-to-date pre-tax charge of $1,545,000 from voluntary product recalls.

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

As we continue to expand our overseas operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. We must ensure that the employees in our overseas operations comply with these laws. If any of our overseas operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our business and operating results.

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

In each of the past three fiscal years, the majority of our net revenues have been generated by our retail stores. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors, including:

•	general economic conditions;

•	our identification of, and the availability of, suitable store locations;

•	our success in negotiating new leases or terminating existing leases on acceptable terms;

•	the success of other retail stores in and around our retail locations;

•	our ability to secure required governmental permits and approvals;

•	our hiring and training of skilled store operating personnel, especially management;

•	the availability of financing on acceptable terms, if at all; and

•	the financial stability of our landlords and potential landlords.

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

In addition, we face the risk that we cannot hire enough qualified employees to support our direct-to-customer operations, or that there will be a disruption in the labor we hire from our third party providers, especially during our peak season. The need to operate with fewer employees could negatively impact our customer service levels and our operations.

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

Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the overall economic and general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation and in our direct-to-customer business and fluctuations in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided. For example, the overall economic and general retail sales environment, as well as current local and global economic conditions, has caused a significant decline in our comparable store sales results.

Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable store sales will continue to fluctuate in the future. Past comparable store sales are no indication of future results. Comparable store sales have decreased in the past and may continue to decrease for fiscal 2009. Our ability to improve our comparable store sales results depends, in large part, on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base and using effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and securities analysts in one or more future periods could significantly reduce the market price of our common stock.

Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.

Catalog mailings are an important component of our business. Postal rate increases, paper costs, printing costs and other catalog distribution costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, which could be changed or discontinued at any time. Our paper costs have fluctuated significantly during the past three fiscal years and may continue to fluctuate in the future. Future increases in postal rates, paper costs or printing costs would have a negative impact on our operating results to the extent that we are unable to offset such increases by raising prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems. In addition, if the performance of our catalogs declines, if we misjudge the correlation between our catalog circulation and net sales, or if our catalog circulation optimization strategy overall is not successful, our results of operations could be negatively impacted.

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

During the past several years, with the launch and expansion of our Internet business, new brands and brand extensions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our Internet business might cannibalize a significant portion of our retail and catalog businesses, and we face the risk of increased catalog circulation cannibalizing our retail sales. While we recognize that our Internet sales cannot be entirely incremental to sales through our retail and catalog channels, we seek to attract as many new customers as possible to our e-commerce websites. We continually analyze the business results of our three channels and the relationships among the channels in an effort to find opportunities to build incremental sales.

If we are unable to introduce new brands and brand extensions successfully, or to reposition existing brands, we may not be able to grow our business.

We have in the past and may in the future introduce new brands and brand extensions, or reposition existing brands. Our newest brands – West Elm, PBteen and Williams-Sonoma Home – and any other new brands, however, may not be successful growth vehicles. Further, if we devote time and resources to new brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, or to reposition brands, in a manner that improves our overall business and operating results. For example, our concerns over the Williams-Sonoma Home brand have escalated and we are critically evaluating the positioning of the brand going forward. In the meantime, we are implementing inventory management, catalog circulation and merchandising strategies that will optimize cash flow while maintaining flexibility as we contemplate a longer term strategy for the brand.

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

Our trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our sales. Protection of our intellectual property and maintenance of distinct branding are particularly important as they distinguish our products and services from our competitors who may sell similar products and services. We may not be able to adequately protect our intellectual property. In addition, the costs of defending our intellectual property may adversely affect our operating results.

We may be subject to legal proceedings that could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There are an increasing number of cases being filed against companies generally, including a growing number of business method patent infringement lawsuits. There has also been a rise in lawsuits against companies like us that collect personal information from customers. In addition, there has been an increase in lawsuits alleging violations of California labor laws against companies with large numbers of California-based employees, especially retailers. The cost of defending claims against us or the ultimate resolution of such claims may harm our business and operating results. In addition, the significant deterioration in the global financial markets can create a more litigious environment and therefore subjects us to increased exposure to shareholder lawsuits.

Our operating results may be harmed by unsuccessful management of our employment, occupancy and other operating costs, and the operation and growth of our business may be harmed if we are unable to attract qualified personnel.

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially during peak sales seasons, and incur other expenses to support new brands and brand extensions, as well as the opening of new stores and direct-to-customer growth of our existing brands. Alternatively, if we are unable to make substantial adjustments to our cost structure during times of uncertainty, such as this current economic environment, we may incur unnecessary expenses, we may have too few resources to properly run our business, or our business and operating results may be negatively impacted. From time to time, we may also experience union organizing activity in currently non-union facilities. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits against retail companies, especially in California.

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

We outsource certain aspects of our business to third party vendors that subject us to risks of disruptions in our business as well as increased costs. For example, we utilize outside vendors for such things as payroll processing and various distribution center services. Accordingly, we are subject to the risks associated with their ability to successfully provide the necessary services to meet our needs. If our vendors are unable to adequately protect our data and information is lost, our ability to deliver our services is interrupted, or our vendors’ fees are higher than expected, then our business and operating results may be negatively impacted.

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

We have entered into a franchise agreement with an unaffiliated franchisee to operate stores in the Middle East. Under this agreement, a third party will operate stores that sell goods purchased from us under our brand names. We have no prior experience operating through these types of third party arrangements, and this arrangement may not be successful. The administration of this relationship may divert management attention and require more resources than we expect. While we expect that this will be a small part of our business in the near future, if successful, we plan to continue to increase the number of stores and countries in which these franchises operate as part of our efforts to expand internationally. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. In addition, certain aspects of these arrangements are not directly in our control, such as the ability of this third party to meet their projections regarding store openings and sales. Moreover, while the agreement we have entered into may provide us with certain termination rights, to the extent that this third party does not operate its stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with this new franchise agreements we are implementing certain new processes that will subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with these regulations or laws could have an adverse effect on our results of operations.

If our operating and financial performance in any given period does not meet the extensive guidance that we have provided to the public, our stock price may decline.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas as well as changes in economic conditions. A significant portion of our revenues and net earnings has typically been realized during the period from October through December each year, however we realized significantly lower-than-expected revenues and net earnings during the October through December selling season of fiscal 2008 due to the economic downturn, which affected our business and operating results. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses prior to and during peak selling seasons, particularly October through December, including fixed catalog production and mailing costs and the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce.

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

Disruptions in global financial markets and banking systems have made credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. We have access to capital through our revolving line of credit facility. Each financial institution which is part of the syndicate for our revolving line of credit facility is responsible for providing a portion of the loans to be made under the facility. If any participant or group of participants with a significant portion of the commitments in our revolving line of credit facility fails to satisfy its obligations to extend credit under the facility and we are unable to find a replacement for such participant or group of participants on a timely basis (if at all), our liquidity may be adversely affected and our business could be materially adversely affected.

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

We make certain estimates and projections in connection with impairment analyses for certain of our store locations and other property and equipment, including information technology systems. These impairment analyses require that we review for impairment all stores for which current or projected cash flows from operations are either negative or nominal, or the construction costs are significantly in excess of the amount originally expected. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the remaining life of the lease. These calculations require us to make a number of estimates and projections of future results, often up to 20 years into the future. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment, including information technology systems. These impairment charges have been significant in the past and may be in the future and, as a result of these charges, our operating results have been and may be adversely affected. For example, during fiscal 2008 and year-to-date 2009, we recorded impairment charges of $33,995,000 and $21,537,000, respectively, related to underperforming retail stores.

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

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1	Sixth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005.
10.2	Fifth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005.
10.3	Sixth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006.
10.4	Fourth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and U.S. Bank National Association, N.A., dated as of September 8, 2006.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam
Executive Vice President,
Chief Operating and Chief Financial Officer

Date: December 11, 2009