Form 10-K
period 2010-01-31
WILLIAMS SONOMA INC
filed 2010-04-01
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended January 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    (Do not check if a smaller

reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of August 2, 2009, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $1,443,815,000. It is assumed for purposes of this computation that an affiliate includes all persons as of August 2, 2009 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the registrant’s Williams-Sonoma, Inc. Stock Fund.

As of March 29, 2010, 107,452,150 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof, and portions of our 2009 Annual Report to shareholders have been incorporated in Part II hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the letter to shareholders contained in this Annual Report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation: any projections of earnings, revenues or financial items, including future comparable store sales, projected capital expenditures, the impact of new accounting pronouncements, and our quarterly and fiscal 2010 tax rates; statements related to enhancing shareholder value; statements related to our beliefs about our competitive position; statements related to the plans, strategies, initiatives and objectives of management for future operations, including our key initiatives in fiscal 2010; statements related to our intent to market certain Williams-Sonoma Home merchandising categories through the Williams-Sonoma brand; statements related to the timing of store openings in the Middle East; statements related to decreasing retail leased square footage in fiscal 2010; statements related to the Pottery Barn brand and its extensions continuing to be the major source of revenue in the direct-to-customer segment; statements related to our belief that our available cash, cash equivalents and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months; statements related to the payment of dividends; statements related to our plans to occupy a new distribution center in South Brunswick, New Jersey; statements related to our belief that our facilities are adequate for our current needs and that suitable additional or substitute space will be available, if necessary; statements related to our belief that the ultimate resolution of current legal proceedings will not have a material adverse effect on our consolidated financial statements taken as a whole; statements related to our belief that the franchise model provides significant opportunity to expand the reach of our brands outside of North America; statements related to continuing to capitalize on the benefits of our 2009 initiatives; statements related to capturing market share; statements related to increasing our investment in e-commerce; statements related to our competitive advantages in this reset economy; statements related to our focus on expanding and completing the rollout of our clienteling services programs; statements related to continuing to refine our catalog circulation; statements related to continuing to identify new opportunities to build brand awareness and customer engagement; statements related to continuing to capitalize on the benefits from the supply chain efficiencies initiatives we rolled out in fiscal 2009; statements related to continuing to expand the insourcing of our third-party furniture delivery hubs; statements related to reengineering in-bound packaging; statements related to implementing the first phase of our east coast distribution center consolidation; statements related to driving increased sales and improving selling margins, rationalizing our real estate portfolio and reducing the operating losses in Williams-Sonoma Home; statements related to managing inventory and capital spending; statements related to remaining in compliance with our bank covenants; statements related to our investments in the purchase of property and equipment, the construction of new stores and remodeled or expanded stores, and distribution center and other infrastructure projects; statements related to our plans to enter into foreign currency contracts; statements related to indemnifications under our agreements; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

WILLIAMS-SONOMA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 31, 2010

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). The direct-to-customer segment of our business sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). The catalogs reach customers throughout the U.S., while the five retail concepts, as of January 31, 2010, operated 610 stores in 44 states, Washington, D.C., Canada and Puerto Rico.

Based on net revenues for the 52-weeks ended January 31, 2010 (“fiscal 2009”), retail net revenues accounted for 60.5% of our business and direct-to-customer net revenues accounted for 39.5% of our business. Based on their contribution to our net revenues in fiscal 2009, the core brands in both the retail and direct-to-customer channels are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cooking and entertaining essentials; and Pottery Barn Kids, which sells stylish children’s furnishings.

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

Pottery Barn Kids

In 1999, Pottery Barn Kids, a premier retailer offering children’s furnishings and accessories, began with the introduction of the Pottery Barn Kids catalog. In 2000, we opened our first Pottery Barn Kids stores across the U.S. and, in 2001, we launched our Pottery Barn Kids e-commerce website and gift registry.

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

In fiscal 2009, however, after another difficult year and an extensive review of our strategic alternatives, we concluded that the future potential of this brand is limited. As such, we are working on a plan to restructure the unprofitable segments of the business, including the operations of our 11 retail stores. As part of this restructuring, it is our intent to market those merchandising categories that support our bridal registry, expanded flagship and designer assortments through the Williams-Sonoma kitchen brand. These categories will be available both on-line and in select Williams-Sonoma stores.

International

In 2001, we expanded the geographic impact of our brands by opening five new retail stores in Toronto, Canada and, as of January 31, 2010, we now operate 17 stores across Canada representing all of our retail brands except Williams-Sonoma Home. In 2008, we further increased our presence by opening two new retail stores in Puerto Rico, one Pottery Barn and one West Elm store.

In addition, during fiscal 2009, we entered into a multi-year franchise agreement with the M.H. Alshaya Company to launch our portfolio of brands in the Middle East. We opened our first Pottery Barn and Pottery Barn Kids stores in March 2010, and will open an additional two stores in the same brands during the second quarter of fiscal 2010.

RETAIL STORES

The retail segment has five merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). As of January 31, 2010, we operated 610 retail stores, located in 44 states, Washington, D.C., Canada and Puerto Rico. This represents 259 Williams-Sonoma, 199 Pottery Barn, 87 Pottery Barn Kids, 36 West Elm, 11 Williams-Sonoma Home and 18 Outlet stores (which carry merchandise from all merchandising concepts).

In fiscal 2010, we expect to decrease retail leased square footage by approximately 1% to 2% through the closure of 17 stores, including the permanent closure of 14 stores (5 Pottery Barn, 4 Williams-Sonoma, 3 West Elm, 1 Pottery Barn Kids and 1 Outlet) and the temporary closure of 3 stores (1 Pottery Barn, 1 Williams-Sonoma and 1 Outlet), partially offset by the addition of 10 stores, including 4 new stores (2 West Elm, 1 Williams-Sonoma and 1 Outlet) and 6 remodeled or expanded stores (3 Pottery Barn, 2 Williams-Sonoma and 1 Outlet). The average leased square footage for new and expanded stores in fiscal 2010 will be approximately 18,200 leased square feet for West Elm, 15,300 leased square feet for Pottery Barn, 6,500 leased square feet for Williams-Sonoma and 22,400 leased square feet for Outlet.

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

The direct-to-customer channel over the past several years has been strengthened by the introduction of e-commerce websites in all of our brands and has contributed to the shift we are continuing to see in the purchasing behavior of our customers across all channels. As a result, our marketing efforts, including the circulation of catalogs and the use of e-commerce advertising are targeted toward driving sales to all of our channels, including retail. While we know this shift in behavior is continuing to occur, the quantification of the sales driven to each channel by our marketing efforts has become increasingly difficult to determine and analyze. Therefore, our estimate of advertising costs by segment are currently based on historical allocation methodologies, which may be required to be refined as additional information becomes available.

Consistent with our published privacy policies, we send our catalogs to addresses from our proprietary customer list, as well as to addresses from lists of other mail order merchandisers, magazines and companies with whom we establish a business relationship. In accordance with prevailing industry practice and our privacy policies, we primarily rent our list to select merchandisers. Our customer mailings are continually updated to include new prospects and to eliminate non-responders. In addition, we send electronic direct marketing communications only to those customers who have voluntarily provided us with their e-mail addresses. These e-mail addresses are not shared with any third parties.

Detailed financial information about the direct-to-customer segment is found in Note O to our Consolidated Financial Statements.

SUPPLIERS

We purchase our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 5.0% of our purchases during fiscal 2009. Approximately 59% of our merchandise purchases in fiscal 2009 were foreign-sourced from vendors in 40 countries, predominantly from Asia, of which approximately 96% were negotiated and paid for in U.S. dollars.

COMPETITION AND SEASONALITY

The specialty retail business is highly competitive. Our specialty retail stores, mail order catalogs and e-commerce websites compete with other retail stores, including large department stores, discount retailers, other specialty retailers offering home-centered assortments, other mail order catalogs and other e-commerce websites. The substantial sales growth in the direct-to-customer industry within the last decade, particularly in e-commerce, has encouraged the entry of many new competitors and an increase in competition from established companies. In addition, the recent decline in the economic environment has generated increased competition from discount retailers which, in the past, may not have competed with us or to this degree. We compete on the basis of our brand authority, the quality of our merchandise, service to our customers, our proprietary customer list, our e-commerce websites and our Internet marketing capabilities, as well as the location and appearance of our stores. We believe that we compare favorably with many of our current competitors with respect to some or all of these factors.

Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our revenues and net earnings have been realized during the period from October through December, and levels of net revenues and net earnings have generally been lower during the period from January through September. We believe this is the general pattern associated with the retail and direct-to-customer industries. In anticipation of our peak season, we hire a substantial number of additional temporary employees in our retail stores, customer care centers and distribution centers, and incur significant fixed catalog production and mailing costs.

TRADEMARKS, COPYRIGHTS, PATENTS AND DOMAIN NAMES

We own and/or have applied to register over 50 separate trademarks and service marks. We own and/or have applied to register our core marks in the U.S., Canada and approximately 40 additional jurisdictions. Exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries under license. These marks include the core brand names or house marks for our subsidiaries, as well as brand names for selected products and services. The house marks in particular, including “Williams-Sonoma,” the Williams-Sonoma Grande Cuisine logo, “Pottery Barn,” “pottery barn kids,” “PBteen,” “west elm” and “Williams-Sonoma Home” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications, website designs and store designs, among other things, which are also used by our subsidiaries under license. We hold patents on certain product functions and product designs. Patents are generally valid for 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “pbteen.com,” “westelm.com,” “wshome.com,” and “williams-sonomainc.com.” Collectively, the trademarks, copyrights, trade dress rights and domain names that we hold are of material importance to us.

EMPLOYEES

As of January 31, 2010, we had approximately 26,000 employees of whom approximately 6,100 were full-time. During the fiscal 2009 peak season (defined as the period from October through December), we hired approximately 11,900 temporary employees primarily in our retail stores, customer care centers and distribution centers.

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Williams-Sonoma, Inc. and other companies that file materials with the SEC electronically. Our annual reports, Forms 10-K, Forms 10-Q, Forms 8-K and proxy and information statements are also available, free of charge, on our website at www.williams-sonomainc.com.

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

The changes in general economic conditions over the past few years, and the resulting impact on consumer confidence and consumer spending, could continue to adversely impact our results of operations.

Our financial performance is subject to changes in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Over the past few years, consumer confidence and consumer spending have deteriorated significantly, and could remain depressed for an extended period of time. Consumer purchases of discretionary items, including our merchandise, generally decline during periods where disposable income is adversely affected, unemployment rates increase or there is economic uncertainty. The current economic environment could cause our vendors to go out of business or our banks to discontinue lending us or our vendors money, or it could cause us to undergo additional restructurings, any of which would adversely impact our business and operating results.

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

We depend on key domestic and foreign agents and vendors for timely and effective sourcing of our merchandise, and we may not be able to acquire products in sufficient quantities and at acceptable prices to meet our needs, which would impact our operations and financial results.

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

In addition, we are subject to certain risks, including risks related to the availability of raw materials, labor disputes, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, general economic and political conditions and regulations to address climate change that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a recall, which could damage our reputation and brands, and harm our business. Recently enacted legislation has given the U.S. Consumer Product Safety Commission increased regulatory and enforcement power, particularly with regard to children’s safety. As a result, companies like ours are recalling more products and incurring recall-related expenses.

Our dependence on foreign vendors and our increased overseas operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.

In fiscal 2009, we sourced our products from vendors in 40 countries outside of the United States. Approximately 59% of our merchandise purchases were foreign-sourced, predominantly from Asia. Our dependence on foreign vendors means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Although approximately 96% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, an increase in the cost of living in the foreign countries in which our vendors operate may result in an increase in our costs or in our vendors going out of business.

We are also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), foreign government regulations, employment matters, wars and fears of war, political unrest, natural disasters, regulations to address climate change and other trade restrictions. We cannot predict whether any of the countries in which our products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions. In addition, an economic downturn in or failure of foreign markets may result in financial instabilities for our foreign vendors, which may cause our foreign vendors to decrease production, discontinue selling to us, or to cease operations altogether. Our overseas operations in Europe and Asia could also be affected by changing economic and political conditions in foreign countries, any of which could have a negative effect on our business, financial condition and operating results.

Although we continue to improve our global compliance program, there remains a risk that one or more of our foreign vendors will not adhere to our global compliance standards, such as fair labor standards and the prohibition on child labor. Non-governmental organizations might attempt to create an unfavorable impression of our sourcing practices or the practices of some of our vendors that could harm our image. If either of these occurs, we could lose customer goodwill and favorable brand recognition, which could negatively affect our business and operating results.

In addition, as we continue to expand our overseas operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. We must ensure that our employees comply with these laws. If any of our overseas operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our business and operating results.

A number of factors that affect our ability to successfully open new stores or close existing stores are beyond our control, and these factors may harm our ability to expand or contract our retail operations and harm our ability to increase our sales and profits.

Historically, the majority of our net revenues have been generated by our retail stores. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors, including:

•	general economic conditions;
•	our identification of, and the availability of, suitable store locations;
•	our success in negotiating new leases and amending or terminating existing leases on acceptable terms;
•	the success of other retail stores in and around our retail locations;
•	our ability to secure required governmental permits and approvals;

•	our hiring and training of skilled store operating personnel, especially management;
•	the availability of financing on acceptable terms, if at all; and
•	the financial stability of our landlords and potential landlords.

Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographic surveys regarding location of consumers in our target market segments. While we believe that the surveys and other relevant information are helpful indicators of suitable store locations, we recognize that these information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, changes in demographics, in the types of merchandise that we sell and in the pricing of our products may reduce the number of suitable store locations. Further, time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays. We may not be able to open new stores or, if opened, operate those stores profitably. Construction and other delays in store openings could have a negative impact on our business and operating results. Additionally, in these economic times, we may not be able to renegotiate the terms of our current leases or close our underperforming stores, either of which could negatively impact our operating results.

Our business and operating results may be harmed if we are unable to timely and effectively deliver merchandise to our stores and customers.

The success of our business depends, in part, on our ability to timely and effectively deliver merchandise to our stores and customers. We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales and timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from all of our stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to our customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, natural disasters, the closure of their offices or a reduction in operational hours due to an economic slowdown, possible acts of terrorism associated with such carriers’ ability to provide delivery services to meet our shipping needs and disruptions or increased fuel costs associated with any regulations to address climate change. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have been volatile and airline and other transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment costs could negatively affect our business and operating results by increasing our transportation costs and decreasing the efficiency of our shipments.

Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results.

Our direct-to-customer business depends, in part, on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations in our customer care centers and on our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, system issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, disruptions in our third party labor contracts, natural disasters or adverse weather conditions. Industries that are particularly seasonal, such as the home furnishings business, face a higher risk of harm from operational disruptions during peak sales seasons. These problems could result in a reduction in sales as well as increased selling, general and administrative expenses.

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

Our retail stores, corporate offices, distribution centers, infrastructure projects and direct-to-customer operations, as well as the operations of our vendors from which we receive goods and services, are vulnerable to damage from earthquakes, tornadoes, hurricanes, fires, floods, power losses, telecommunications failures, hardware and software failures, computer viruses and similar events. If any of these events result in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

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

Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable store sales will continue to fluctuate in the future. Comparable store sales have decreased in the past and may continue to decrease in fiscal 2010, however, past comparable store sales are not necessarily an indication of future results. Our ability to improve our comparable store sales results depends, in large part, on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, effectively driving traffic to our stores through marketing and various promotional events, providing an appropriate mix of merchandise for our broad and diverse customer base and using effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and securities analysts in one or more future periods could significantly reduce the market price of our common stock.

Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.

Catalog mailings are an important component of our business. Postal rate increases, paper costs, printing costs and other catalog distribution costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, which could be changed or discontinued at any time. Market paper costs have fluctuated significantly during the past three fiscal years and may continue to fluctuate in the future. Future increases in postal rates, paper costs or printing costs would have a negative impact on our operating results to the extent that we are unable to offset such increases by: raising prices; implementing more efficient printing, mailing, delivery and order fulfillment systems; or through the use of alternative direct-mail formats. In addition, if the performance of our catalogs declines, if we misjudge the correlation between our catalog circulation and net sales, or if our catalog circulation optimization strategy overall does not continue to be successful, our results of operations could be negatively impacted.

We have historically experienced fluctuations in customer response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom the catalogs are mailed, changes in mailing strategies, the sizing and timing of delivery of the catalogs, as well as the general retail sales environment and current domestic and global economic conditions. In addition, environmental organizations and other consumer advocacy groups may attempt to create an unfavorable impression of our paper use in catalogs and our distribution of catalogs generally, which may have a negative effect on our sales and our reputation. In addition, we depend upon external vendors to print our catalogs. The failure to effectively produce or distribute our catalogs could affect the timing of catalog delivery. The timing of catalog delivery has been and can be affected by postal service delays. Any delays in the timing of catalog delivery could cause customers to forego or defer purchases.

If we are unable to effectively manage our Internet business, our reputation and operating results may be harmed.

Our Internet business has been our fastest growing channel over the last several years and continues to be a significant part of our sales success. The success of our Internet business depends, in part, on factors over which we have limited control. We must successfully respond to changing consumer preferences and buying trends relating to Internet usage. We are also vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, computer viruses, changes in applicable federal and state regulations, security breaches and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of improved technology, creative user interfaces and other Internet marketing tools such as paid search, which may increase costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our Internet business, as well as damage our reputation and brands.

Our failure to successfully anticipate merchandise returns might have a negative impact on our business.

We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected and reserved for by management, additional sales returns might be recorded in the future. In addition, to the extent that returned merchandise is damaged, we often do not receive full retail value from the resale or liquidation of the merchandise. Further, the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed merchandise return reserves. In particular, the current adverse economic conditions have resulted and may continue to result in increased merchandise returns. Any significant increase in merchandise returns that exceeds our reserves could harm our business and operating results.

If we are unable to manage successfully the complexities associated with a multi-channel and multi-brand business, we may suffer declines in our existing business and our ability to attract new business.

During the past several years, with the launch and expansion of our Internet business, new brands and brand extensions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our Internet business might cannibalize a significant portion of our retail and catalog businesses, and we face the risk of catalog circulation cannibalizing our retail sales. While we recognize that our Internet sales cannot be entirely incremental to sales through our retail and catalog channels, we seek to attract as many new customers as possible to our e-commerce websites. We continually analyze the business results of our three channels and the relationships among the channels in an effort to find opportunities to build incremental sales.

If we are unable to introduce new brands and brand extensions successfully, or to reposition or close existing brands, our business and operating results may be negatively impacted.

We have in the past and may in the future introduce new brands, and brand extensions, or reposition or close existing brands. Our newest brands – West Elm, PBteen and Williams-Sonoma Home – and any other new brands, may not grow as we project and plan for. Further, if we devote time and resources to new brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, or to reposition brands, in a manner that improves our overall business and operating results and may therefore be forced to close the brands. For example, after another difficult year and an extensive review of our strategic alternatives, we concluded that the future potential of the Williams-Sonoma Home brand is limited. As such, we are working on a plan to restructure the unprofitable segments of the business, including the operations of our 11 retail stores. As part of this restructuring, it is our intent to market those merchandising categories that support our bridal registry, expanded flagship and designer assortments through the Williams-Sonoma kitchen brand. These categories will be available both on-line and in select Williams-Sonoma stores.

Our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures might increase our expenses and have a negative impact on our business.

We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Insurance costs may increase substantially in the future and may be affected by natural catastrophes, fear of terrorism, financial irregularities and other fraud at publicly-traded companies, intervention by the government and a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies may go out of business, or may be otherwise unable to fulfill their contractual obligations. In addition, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and attendant expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.

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

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There are a growing number of business method patent infringement lawsuits. There has also been a rise in lawsuits against companies that collect personal information from customers. In addition, there has been an increase in employment-related lawsuits. From time to time, we have been subject to these types of lawsuits. The cost of defending claims against us or the ultimate resolution of such claims may harm our business and operating results. In addition, the significant deterioration in the global financial markets may create a more litigious environment and therefore subjects us to increased exposure to shareholder lawsuits.

Our operating results may be harmed by unsuccessful management of our employment, occupancy and other operating costs, and the operation and growth of our business may be harmed if we are unable to attract qualified personnel.

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially during peak sales seasons, and incur other expenses to support new brands and brand extensions, as well as the opening of new stores and direct-to-customer growth of our existing brands. Alternatively, if we are unable to make substantial adjustments to our cost structure during times of uncertainty, such as this current economic environment, we may incur unnecessary expenses, we may have too few resources to properly run our business, or our business and operating results may be negatively impacted. From time to time, we may also experience union organizing activity in currently non-union facilities. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits and other employment-related lawsuits against retail companies, especially in California.

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

Our success depends, in part, on our ability to source and distribute merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems, which involves updating or replacing legacy systems with successor systems over the course of several years. There are inherent risks associated with replacing our core systems, including supply chain and merchandising systems disruptions, that could affect our ability to get the correct products into the appropriate stores and delivered to customers. We may not successfully launch these new systems, or the launch of such systems may result in disruptions to our business operations. In addition, changes to any of our software implementation strategies could result in the impairment of software-related assets. We are also subject to the risks associated with the ability of our vendors to provide information technology solutions to meet our needs. Any disruptions could negatively impact our business and operating results.

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

We have entered into a franchise agreement with the M.H. Alshaya Company, an unaffiliated franchisee, to operate stores in the Middle East. Under this agreement, this third party will operate stores that sell goods purchased from us under our brand names. We have no prior experience operating through these types of third party arrangements, and this arrangement may not be successful. The administration of this relationship may divert management attention and require more resources than we expect. While we expect that this will be a small part of our business in the near future, if successful, we plan to continue to increase the number of stores and countries in which these franchises operate as part of our efforts to expand internationally. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of this third party to meet their projections regarding store openings and sales. Moreover, while the agreement we have entered into may provide us with certain termination rights, to the extent that this third party does not operate its stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with this new franchise agreement, we are implementing certain new processes that will subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable laws or regulations could have an adverse effect on our results of operations.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas, as well as changes in economic conditions. A significant portion of our revenues and net earnings has typically been realized during the period from October through December each year. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses prior to and during peak selling seasons, particularly October through December, including fixed catalog production and mailing costs and the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. For example, we realized lower-than-historical revenues and net earnings during the October through December selling season of fiscal 2008 due to the economic downturn, which affected our business and operating results.

We may require external funding sources for operating funds, which may cost more than we expect, or not be available at the levels we require and, as a consequence, our expenses and operating results could be negatively affected.

We regularly review and evaluate our liquidity and capital needs. We currently believe that our available cash, cash equivalents and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs and we might need additional external funding to support our operations. Although we were able to amend our line of credit facility during fiscal 2008 on acceptable terms, in the event we require additional liquidity from our lenders, such funds may not be available to us or may not be available to us on acceptable terms in the future. For example, in the event we were to breach any of our financial covenants, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing credit facility on less acceptable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers on terms that are acceptable to us, or at all, as the availability of letter of credit facilities may continue to be limited. Further, the providers of such credit may reallocate the available credit to other borrowers. If we are unable to access credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.

Disruptions in the financial markets may adversely affect our liquidity and capital resources and our business.

Disruptions in the global financial markets and banking systems have made credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. We have access to capital through our revolving line of credit facility. Each financial institution, which is part of the syndicate for our revolving line of credit facility, is responsible for providing a portion of the loans to be made under the facility. If any participant, or group of participants, with a significant portion of the commitments in our revolving line of credit facility fails to satisfy its obligations to extend credit under the facility and we are unable to find a replacement for such participant or group of participants on a timely basis (if at all), our liquidity and our business may be materially adversely affected.

If we are unable to pay quarterly dividends at intended levels, our reputation and stock price may be harmed.

During fiscal 2009, our quarterly cash dividend was $0.12 per common share. Subsequent to year end, in March, 2010, our Board of Directors authorized an increase in our quarterly cash dividend from $0.12 to $0.13 per common share. The dividend program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

We have evaluated and tested our internal controls in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If we are not able to continue to meet the requirements of Section 404 in a timely manner, or with adequate compliance, we would be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. In addition, our internal controls may not prevent or detect all errors and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met. If any of the above were to occur, our business and the perception of us in the financial markets could be negatively impacted.

Changes to accounting rules or regulations may adversely affect our operating results.

Changes to existing accounting rules or regulations may impact our future operating results. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective. The introduction of new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations, or the questioning of current accounting practices, may adversely affect our operating results.

Changes to estimates related to our property and equipment, including information technology systems, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

We make certain estimates and projections in connection with impairment analyses for certain of our store locations and other property and equipment, including information technology systems. These impairment analyses require that we review for impairment all stores for which current or projected cash flows from operations are not sufficient to recover the carrying value of the asset. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the remaining life of the lease. These calculations require us to make a number of estimates and projections of future results, up to 22 years into the future. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment, including information technology systems. These impairment charges have been significant in the past and may be in the future and, as a result of these charges, our operating results have been and may be adversely affected. For example, we recorded impairment charges related to our underperforming retail stores of $28,941,000, $33,995,000 and $1,082,000 in selling, general and administrative expenses in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

If we do not properly account for our unredeemed gift certificates, gift cards and merchandise credits, our operating results will be harmed.

We maintain a liability for unredeemed gift cards, gift certificates and merchandise credits until the earlier of redemption, escheatment or four years. After four years, the remaining unredeemed gift cards, gift certificate or merchandise credit liability is relieved and recorded as a benefit within selling, general and administrative expenses. In the event that our historical redemption patterns change in the future, we might change the minimum time period for maintaining a liability for unredeemed gift certificates on our balance sheets, which would affect our financial position or operating results. Further, in the event that a state or states were to require that the unredeemed amounts should have been escheated to that state or states, our business and operating results would be harmed.

We may be exposed to risks and costs associated with credit card fraud and identity theft that could cause us to incur unexpected expenses and loss of revenue.

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

We are subject to income taxes in many U.S. and certain foreign jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing accounting rules or regulations. Further, there is proposed tax legislation that may be enacted in the future, which could negatively impact our current or future tax structure and effective tax rates.

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

In addition, our main offices are located in the San Francisco Bay Area, where competition for personnel with retail and technology skills can be intense. If we fail to identify, attract, retain and motivate these skilled personnel, especially in this challenging economic environment, our business may be harmed. Further, in the event we need to hire additional personnel, we may experience difficulties in attracting and successfully hiring such individuals due to competition for highly skilled personnel, as well as the significantly higher cost of living expenses in our market.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease store locations, distribution centers, customer care centers and corporate facilities for original terms ranging generally from 2 to 22 years. Certain leases contain renewal options for periods of up to 20 years.

For our store locations, our gross leased store space, as of January 31, 2010, totaled approximately 6,081,000 square feet for 610 stores compared to approximately 6,148,000 square feet for 627 stores as of February 1, 2009.

Distribution Centers

We lease distribution facility space in the following locations:

Location	Square Footage (Approximate)
Olive Branch, Mississippi	2,105,000
Memphis, Tennessee[1]	1,023,000
City of Industry, California	1,180,000
Cranbury and South Brunswick, New Jersey	1,199,000
Hickory, North Carolina	199,000
Lakeland and Pompano Beach, Florida	72,000
Urbancrest, Ohio	38,000

1 See Note F to our Consolidated Financial Statements for more information.

During the second quarter of fiscal 2009, we entered into a lease agreement in Ohio for 38,000 square feet of distribution facility space associated with the additional insourcing of our furniture delivery hubs within the region.

During the third quarter of fiscal 2009, we eliminated 1,170,000 square feet of excess distribution capacity by exiting one of our distribution centers located in Olive Branch, Mississippi prior to its lease expiration.

During the fourth quarter of fiscal 2009, we entered into an agreement to lease a 1,351,000 square foot distribution center in South Brunswick, New Jersey. We will occupy this new building in two phases, approximately in June 2010 and October 2011, corresponding with the natural expiration of the leases on our current New Jersey distribution centers. This distribution center will replace the two existing New Jersey distribution centers, which currently occupy 1,199,000 square feet.

In addition to the above long-term contracts, we enter into other agreements for such things as our offsite storage needs for both our distribution centers and our retail store locations. As of January 31, 2010, we had approximately 139,000 square feet of leased space relating to these agreements that is not included in the table above. This compares to approximately 194,000 square feet of leased space as of February 1, 2009.

Customer Care Centers

We lease customer care center space in the following locations:

Location	Square Footage (Approximate)
Las Vegas, Nevada	36,000
Oklahoma City, Oklahoma	36,000
Shafter, California	7,000

During the first quarter of 2009, we began occupying a 7,000 square foot customer care center in Shafter, California.

Corporate Facilities

We also lease office, design studio, photo studio, warehouse and data center space in the following locations:

Location	Square Footage (Approximate)
Brisbane, California	194,000
San Francisco, California	90,000
New York City, New York	52,000
Rocklin, California	25,000

During the fourth quarter of fiscal 2009, we exited 83,000 square feet of excess office space in San Francisco, California at the natural expiration of our lease.

Owned Properties

In addition to the above leased facilities, we own buildings comprising approximately 326,000 square feet that we use for our corporate headquarters located in San Francisco, California and a 13,000 square foot data center located in Memphis, Tennessee.

We believe that all of our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to replace our existing facilities, or to accommodate the expansion of our operations, if necessary.

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

ITEM 4.  RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The following table sets forth the high and low closing prices of our common stock on the NYSE for the periods indicated:

Fiscal 2009 (52 Weeks)	High	Low
4th Quarter	$23.23	$18.95
3rd Quarter	$22.25	$13.88
2nd Quarter	$14.70	$10.61
1st Quarter	$14.00	$7.55
Fiscal 2008 (52 Weeks)	High	Low
4th Quarter	$9.57	$4.72
3rd Quarter	$19.44	$8.01
2nd Quarter	$27.67	$17.44
1st Quarter	$27.72	$22.00

The closing price of our common stock on the NYSE on March 29, 2010 was $26.82. See Quarterly Financial Information on page 65 of this Annual Report on Form 10-K for the quarter-end closing price of our common stock for each quarter listed above.

SHAREHOLDERS

The number of shareholders of record of our common stock as of March 29, 2010 was 455. This number excludes shareholders whose stock is held in nominee or street name by brokers.

PERFORMANCE GRAPH

This graph compares the cumulative total shareholder return for our common stock with those for the NYSE Composite Index and the S&P Retailing Index, our peer group index. The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends. The graph shows historical stock price performance, including reinvestment of dividends, and is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Williams-Sonoma, Inc., The NYSE Composite Index

And The S&P Retailing Index

☐	Williams-Sonoma, Inc.
Δ	NYSE Composite Index
O	S&P Retailing Index

	1/28/05	1/27/06	1/26/07	2/1/08	1/30/09	1/29/10
Williams-Sonoma, Inc.	100.00	117.64	100.28	81.83	24.46	60.37
NYSE Composite Index	100.00	117.71	136.02	140.88	81.11	110.40
S&P Retailing Index	100.00	110.59	123.75	108.29	68.30	108.84

* Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indices are re-weighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	The index level for all Series was set to $100.00 on 1/28/2005.

DIVIDEND POLICY

During fiscal 2009 and fiscal 2008, total cash dividends declared were approximately $51,424,000 and $51,189,000, respectively, or $0.12 per common share per quarter. Subsequent to year end, in March, 2010, our Board of Directors authorized an increase in our quarterly cash dividend from $0.12 to $0.13 per common share, subject to capital availability, payable on May 24, 2010 to shareholders of record as of the close of business on April 27, 2010. Our quarterly cash dividend may be limited or terminated at any time.

STOCK REPURCHASE PROGRAM

We did not repurchase any shares of our common stock during fiscal 2009 or fiscal 2008, and there currently is no stock repurchase program authorized by our Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

Dollars and amounts in thousands, except percentages, per share amounts and retail stores data	Jan. 31, 2010 (52 Weeks)		Feb. 1, 2009 (52 Weeks)		Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)		Jan. 29, 2006 (52 Weeks)
Results of Operations
Net revenues	$3,102,704		$3,361,472		$3,944,934	$3,727,513		$3,538,947
Net revenue growth (decline)	(7.7%	)	(14.8%	)	5.8%	5.3%		12.8%
Gross margin	$1,103,237		$1,135,172		$1,535,971	$1,487,287		$1,435,482
Earnings before income taxes	$120,289		$41,953		$316,340	$337,186		$348,798
Net earnings	$77,442		$30,024		$195,757	$208,868		$214,866
Basic net earnings per share	$0.73		$0.28		$1.79	$1.83		$1.86
Diluted net earnings per share	$0.72		$0.28		$1.76	$1.79		$1.81
Gross margin as a percent of net revenues	35.6%		33.8%		38.9%	39.9%		40.6%
Pre-tax operating margin as a percent of net revenues[1]	3.9%		1.2%		8.0%	9.0%		9.9%
Financial Position
Working capital	$616,711		$479,936		$438,241	$473,229		$492,772
Total assets	$2,079,169		$1,935,464		$2,093,854	$2,048,331		$1,981,620
Return on assets	3.9%		1.5%		9.4%	10.1%		11.4%
Long-term debt and other long-term obligations	$62,792		$62,071		$68,761	$32,562		$29,201
Shareholders’ equity	$1,211,595		$1,147,984		$1,165,723	$1,151,431		$1,125,318
Shareholders’ equity per share (book value)	$11.33		$10.86		$11.07	$10.48		$9.80
Return on equity	6.6%		2.6%		16.9%	18.3%		20.6%
Debt-to-equity ratio	0.8%		2.2%		2.2%	2.5%		3.0%
Annual dividends declared per share	$0.48		$0.48		$0.46	$0.40		—
Retail Revenues
Retail revenue growth (decline)	(4.3%	)	(14.0%	)	5.9%	6.0%		12.3%
Retail revenues as a percent of net revenues	60.5%		58.4%		57.8%	57.8%		57.4%
Comparable store sales growth (decline)[2]	(5.1%	)	(17.2%	)	0.3%	0.3%		4.9%
Store count
Williams-Sonoma	259		264		256	254		254
Pottery Barn	199		204		198	197		188
Pottery Barn Kids	87		95		94	92		89
West Elm	36		36		27	22		12
Williams-Sonoma Home	11		10		9	7		3
Outlets	18		18		16	16		16
Hold Everything	—		—		—	—		8
Number of stores at year-end	610		627		600	588		570
Store selling area at fiscal year-end (sq. ft.)	3,763,000		3,828,000		3,575,000	3,389,000		3,140,000
Store leased area at fiscal year-end (sq. ft.)	6,081,000		6,148,000		5,739,000	5,451,000		5,035,000
Direct-to-Customer Revenues
Direct-to-customer revenue growth (decline)	(12.5%	)	(15.9%	)	5.7%	4.5%		13.6%
Direct-to-customer revenues as a percent of net revenues	39.5%		41.6%		42.2%	42.2%		42.6%
Catalogs circulated during the year	262,351		313,740		393,160	379,011		385,158
Percent increase (decrease) in number of catalogs circulated	(16.4%	)	(20.2%	)	3.7%	(1.6%	)	4.6%
Percent increase (decrease) in number of pages circulated	(21.1%	)	(30.3%	)	7.9%	3.2%		9.7%

1 Pre-tax operating margin is defined as earnings before income taxes.

2 Calculated on a 52-week to 52-week basis, with the exception of fiscal 2007 which was calculated on a 53-week to 53-week basis.

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

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended January 31, 2010 (“fiscal 2009”), the 52 weeks ended February 1, 2009 (“fiscal 2008”), and the 53 weeks ended February 3, 2008 (“fiscal 2007”) should be read in conjunction with our consolidated financial statements and notes thereto. All explanations of changes in operational results are discussed in order of magnitude.

OVERVIEW

Fiscal 2009 Financial Results

In fiscal 2009, our net revenues decreased 7.7% to $3,102,704,000 from $3,361,472,000 in fiscal 2008. Across brands, we saw improving sales trends and steadily increasing selling margins throughout the year, which led to an increase in our diluted earnings per share of 157%, to $0.72 in fiscal 2009 from $0.28 in fiscal 2008. To generate these results, we delivered the highest operating contribution rate in the history of our direct-to-customer segment, reduced our selling, general and administrative expense rate, strategically reduced our inventories to their lowest level in five years (ending the year at $466,124,000), while gaining market share, and generated more cash in one year than ever before, ending the year with $513,943,000.

Retail net revenues in fiscal 2009 decreased by $84,464,000, or 4.3%, compared to fiscal 2008. This decrease was primarily due to the continued negative impact of the general economic environment during fiscal 2009, which resulted in a comparable store sales decrease of 5.1%, as well as the temporary and permanent closure of 11 stores and 23 stores, respectively. This revenue decrease was partially offset by 9 new store openings and the remodeling or expansion of an additional 8 stores. The net revenue decrease was led by the Pottery Barn and Pottery Barn Kids brands.

In our direct-to-customer channel, net revenues in fiscal 2009 decreased by $174,304,000, or 12.5%, compared to fiscal 2008. This decrease was driven by declining net revenues in all brands primarily due to the continued negative impact of the general economic environment during fiscal 2009. Additionally, our catalog and page circulation decreased 16.4% and 21.1%, respectively (including the impact of our catalog circulation optimization strategy).

In our core brands, net revenues decreased by 7.5%, compared to fiscal 2008, driven by declining net revenues in all brands (led by Pottery Barn and Pottery Barn Kids), due to the continued negative impact of the general economic environment during fiscal 2009. Comparable store sales decreases were 9.5%, 4.4% and 2.7% for the Pottery Barn Kids, Pottery Barn and Williams-Sonoma brands, respectively. Although net revenues decreased, we continued to see economic resilience throughout the year in the Williams-Sonoma brand. Sales trends, however, improved in the fourth quarter of fiscal 2009, when comparable store sales were positive in all core brands.

Similar to our core brands, our emerging brands (including West Elm, PBteen and Williams-Sonoma Home) also continued to be impacted by the general economic environment. Net revenues decreased 9.9% compared to fiscal 2008, driven by declining net revenues in all brands.

In Williams-Sonoma Home, after another difficult year and an extensive review of our strategic alternatives, we concluded that the future potential of this brand is limited. As such, we are working on a plan to restructure the unprofitable segments of the business, including the operations of our 11 retail stores. As part of this restructuring, it is our intent to market those merchandising categories that support our bridal registry, expanded flagship and designer assortments through the Williams-Sonoma kitchen brand. These categories will be available both on-line and in select Williams-Sonoma stores.

Fiscal 2009 Operational Results

In supply chain, we saw greater than expected benefits from the distribution, transportation and quality returns initiatives that we had implemented throughout the year. These initiatives included: implementing distribution accuracy programs to reduce inventory shrinkage and improve customer service; regionalizing large-cube inventory to consolidate furniture shipments, lower shipping costs and enhance the customer experience; insourcing our Ohio furniture delivery hub to bring company-managed volume to over 40% and reduce damages and replacements; and aggressively managing inventory flow to reduce distribution square footage by 16%.

In international sourcing, we completed the transition of our Asian furniture network. This initiative has allowed us to establish local expertise, improve vendor performance and reduce furniture returns, replacements and damages. Many of the products which are currently driving the turnaround in the Pottery Barn and Pottery Barn Kids brands were sourced under this new initiative.

In information technology, we completed the rollout of our new e-commerce platform at the end of the third quarter. This platform enables our merchants to make rapid changes on the sites without IT intervention, optimizes natural search returns and provides customers with faster download times and easier navigation. We also implemented new functionality related to customer insights, which is allowing us to generate more relevant emails and improve catalog productivity. While much opportunity lies ahead of us in both of these areas, these initiatives are driving increased traffic and incremental sales to the brands.

In real estate, our occupancy cost reduction initiatives were a key focus throughout the year, and we made significant progress. In 2009, we closed 1,170,000 square feet of distribution space, 83,000 square feet of corporate office space and 23 retail stores.

Lastly, during fiscal 2009, we established a multi-year franchise agreement with the M.H. Alshaya Company to launch our portfolio of brands in the Middle East. We opened our first franchised Pottery Barn and Pottery Barn Kids stores in Dubai in March 2010 and will open two additional stores in Kuwait in the second quarter of fiscal 2010. We believe with this business model, there is a significant opportunity to expand the reach of our brands outside of North America.

Fiscal 2010

As we look forward to fiscal 2010, we will continue to capitalize on the benefits of our 2009 initiatives that have not yet been fully realized and focus on the five key initiatives that are driving our momentum today including: implementing innovative growth strategies to capture market share; delivering superior customer service; executing our catalog and Internet marketing initiatives; driving supply chain efficiencies; and maximizing profitability and cash flow.

To capture market share, we plan to continue to introduce and market new products with an emphasis on innovation, exclusivity and value. We also plan to increase our investment in e-commerce. We believe that one of our most competitive advantages in this post-recessionary economy is our ability to serve customers in the channel of their choice, and the Internet is increasingly becoming that channel for both product research and purchases. We believe that as time passes and the economy improves, there is an opportunity for our brands to capture market share from those retailers who have closed stores and do not have significant multi-channel capabilities, have become less relevant or have failed completely in these difficult times.

In the area of customer service, our focus will be on expanding the clienteling services program that we launched last year in our Pottery Barn stores. In fiscal 2010, we will complete the rollout of this program in West Elm.

To execute our catalog and Internet marketing initiatives, we plan to continue to refine our catalog circulation by increasing the use of versioning and special mailers, while continuing to shift catalog dollars into e-marketing. E-commerce is our fastest growing and most profitable channel and we plan to continue to identify new opportunities to build brand awareness and customer engagement through search, e-mail modeling, affiliate programs and enhanced functionality.

To drive further supply chain efficiencies, we plan to continue to capitalize on the benefits from the initiatives we rolled out in fiscal 2009, as well as continue to expand the insourcing of our third-party furniture delivery hubs; reengineer inbound packaging to reduce the cubic volume of shipments through the supply chain to reduce packaging, transportation and distribution warehousing costs; and implement the first phase of our east coast distribution center consolidation that, after moving costs are covered, will result in lower rent, utility and labor costs.

To maximize profitability and cash flow, we plan to continue to drive increased sales and improve selling margins, rationalize our real estate portfolio and reduce the operating losses in Williams-Sonoma Home with a planned total company net revenue increase in fiscal 2010 in the range of 3% to 6%, diluted earnings per share increase in the range of $1.12 to $1.22 and a retail leased square footage decrease of approximately 1% to 2%. In addition, we also plan to tightly manage inventory and overall capital spending.

Finally, we remain confident in the cash-generating power of our multi-channel, multi-brand business model and our ability to generate cash flow in excess of the funding requirements necessary to grow and operate our business, even in the current economic environment. Accordingly, in fiscal 2010, our Board of Directors authorized an 8.3% increase in our quarterly cash dividend from $0.12 to $0.13 per common share, subject to capital availability, for a total annual payout of approximately $56,000,000.

Results of Operations

NET REVENUES

Net revenues consist of retail sales and direct-to-customer sales, both of which include shipping fees. Retail sales include sales of merchandise to customers at our retail stores, as well as shipping fees on any retail products shipped to our customers’ homes. Direct-to-customer sales include sales of merchandise to customers through our catalogs and the Internet, as well as shipping fees. Shipping fees consist of revenue received from customers for delivery of merchandise to their homes. Revenues are presented net of sales returns and other discounts.

Dollars in thousands	Fiscal 2009 (52 Weeks)	% Total	Fiscal 2008 (52 Weeks)	% Total	Fiscal 2007 (53 Weeks)	% Total
Retail revenues	$1,878,034	60.5%	$1,962,498	58.4%	$2,281,218	57.8%
Direct-to-customer revenues	1,224,670	39.5%	1,398,974	41.6%	1,663,716	42.2%
Net revenues	$3,102,704	100.0%	$3,361,472	100.0%	$3,944,934	100.0%

Net revenues for fiscal 2009 decreased by $258,768,000, or 7.7%, over fiscal 2008. This decrease was driven by declining net revenues in all brands primarily due to the continued negative impact of the general economic environment during fiscal 2009, which resulted in a comparable store sales decrease of 5.1%, as well as the temporary and permanent closure of 11 stores and 23 stores, respectively. Additionally, our catalog and page circulation decreased 16.4% and 21.1%, respectively (including the impact of our catalog circulation optimization strategy). This revenue decrease was partially offset by 9 new store openings and the remodeling or expansion of an additional 8 stores.

Net revenues for fiscal 2008 decreased by $583,462,000, or 14.8%, compared to fiscal 2007. This decrease was primarily due to the downturn in the economic environment during fiscal 2008 resulting in a comparable store sales decrease of 17.2%, the impact of the extra week of net revenues in fiscal 2007 (a 53-week year) of approximately $70,000,000, the temporary and permanent closure of 21 stores and 4 stores, respectively and a decrease in catalog and page circulation of 20.2% and 30.3%, respectively. This decrease was partially offset by an increase in store leased square footage of 7.1% (including 29 new store openings and the remodeling or expansion of an additional 23 stores).

RETAIL REVENUES AND OTHER DATA

Dollars in thousands	Fiscal 2009 (52 Weeks)		Fiscal 2008 (52 Weeks)		Fiscal 2007 (53 Weeks)
Retail revenues	$1,878,034		$1,962,498		$2,281,218
Retail revenue growth (decline)	(4.3%	)	(14.0%	)	5.9%
Comparable store sales growth (decline)	(5.1%	)	(17.2%	)	0.3%
Number of stores – beginning of year	627		600		588
Number of new stores	9		29		23
Number of new stores due to remodeling[1]	8		23		26
Number of closed stores due to remodeling[1]	(11)		(21)		(28)
Number of permanently closed stores	(23)		(4)		(9)
Number of stores – end of year	610		627		600
Store selling square footage at year-end	3,763,000		3,828,000		3,575,000
Store leased square footage (“LSF”) at year-end	6,081,000		6,148,000		5,739,000
[1]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams-Sonoma	259	6,300	264	6,300	256	6,100
Pottery Barn	199	13,000	204	12,900	198	12,500
Pottery Barn Kids	87	8,100	95	7,900	94	7,900
West Elm	36	17,600	36	17,100	27	18,200
Williams-Sonoma Home	11	13,200	10	13,300	9	14,300
Outlets	18	20,200	18	20,300	16	20,500
Total	610	10,000	627	9,800	600	9,600

Retail net revenues in fiscal 2009 decreased by $84,464,000, or 4.3%, compared to fiscal 2008. This decrease was primarily due to the continued negative impact of the general economic environment during fiscal 2009, which resulted in a comparable store sales decrease of 5.1%, as well as the temporary and permanent closure of 11 stores and 23 stores, respectively. This revenue decrease was partially offset by 9 new store openings and the remodeling or expansion of an additional 8 stores. The net revenue decrease was led by the Pottery Barn and Pottery Barn Kids brands.

Retail net revenues in fiscal 2008 decreased by $318,720,000, or 14.0%, compared to fiscal 2007. This decrease was primarily due to the downturn in the economic environment during fiscal 2008 resulting in a comparable store sales decrease of 17.2%, the impact of the extra week of net revenues in fiscal 2007 (a 53-week year) of approximately $30,000,000 and the temporary and permanent closure of 21 stores and 4 stores, respectively. This decrease was partially offset by an increase in store leased square footage of 7.1%, including 29 new store openings and the remodeling or expansion of an additional 23 stores. Net revenue decreases were led by the Pottery Barn, Williams-Sonoma and Pottery Barn Kids brands, partially offset by net revenue increases in the West Elm brand.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes new store openings, store remodelings and expansions. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are of sufficient size to evaluate the performance of the retail strategy, therefore, fiscal 2009, 2008 and 2007 total comparable store sales exclude the West Elm and Williams-Sonoma Home concepts.

Percentages represent changes in comparable store sales versus the same period in the prior year.

Percent increase (decrease) in comparable store sales	Fiscal 2009 (52 Weeks)	Fiscal 2008 (52 Weeks)	Fiscal 2007 (53 Weeks)
Williams-Sonoma	(2.7%)	(11.4%)	0.7%
Pottery Barn	(4.4%)	(21.8%)	(0.3%)
Pottery Barn Kids	(9.5%)	(17.8%)	(1.5%)
Outlets	(14.8%)	(17.1%)	5.8%
Total	(5.1%)	(17.2%)	0.3%

Various factors affect comparable store sales, including the overall economic and general retail sales environment as well as current local and global economic conditions, each of which were significant factors in our comparable store sales results in fiscal 2009. Additional factors have affected our comparable store sales results in the past and may continue to affect them in the future, such as the number, size and location of stores we open, close, remodel or expand in any period, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, the benefits of closing underperforming stores in multi-store markets, changes in catalog circulation and in our direct-to-customer business and fluctuations in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

DIRECT-TO-CUSTOMER REVENUES

Dollars in thousands	Fiscal 2009 (52 Weeks)		Fiscal 2008 (52 Weeks)		Fiscal 2007 (53 Weeks)
Catalog revenues	$281,569		$365,574		$559,966
Internet revenues	943,101		1,033,400		1,103,750
Total direct-to-customer revenues	$1,224,670		$1,398,974		$1,663,716
Direct-to-customer revenue growth (decline)	(12.5%	)	(15.9%	)	5.7%
Percent increase (decrease) in number of catalogs circulated	(16.4%	)	(20.2%	)	3.7%
Percent increase (decrease) in number of pages circulated	(21.1%	)	(30.3%	)	7.9%

In our direct-to-customer channel, net revenues in fiscal 2009 decreased by $174,304,000, or 12.5%, compared to fiscal 2008. This decrease was driven by declining net revenues in all brands primarily due to the continued negative impact of the general economic environment during fiscal 2009. Additionally, our catalog and page circulation decreased 16.4% and 21.1%, respectively (including the impact of our catalog circulation optimization strategy).

In our direct-to-customer channel, net revenues in fiscal 2008 decreased by $264,742,000, or 15.9%, compared to fiscal 2007. This decrease was primarily driven by the downturn in the overall economic environment during fiscal 2008, the impact of the extra week of net revenues in fiscal 2007 (a 53-week year) of approximately $40,000,000 and a decrease in catalog and page circulation of 20.2% and 30.3%, respectively. Declining net revenues in the Pottery Barn and Pottery Barn Kids brands were the primary contributors to the year-over-year net revenue decrease. All brands except PBteen had declining net revenues during fiscal 2008.

COST OF GOODS SOLD

Dollars in thousands	Fiscal 2009 (52 Weeks)	% Net Revenues	Fiscal 2008 (52 Weeks)	% Net Revenues	Fiscal 2007 (53 Weeks)	% Net Revenues
Total cost of goods sold[1]	$1,999,467	64.4%	$2,226,300	66.2%	$2,408,963	61.1%
[1]	Includes total occupancy expenses of $519,224,000, $536,181,000 and $521,144,000 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

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

Fiscal 2009 vs. Fiscal 2008

Cost of goods sold decreased by $226,833,000, or 10.2%, in fiscal 2009 compared to fiscal 2008. Including expense of approximately $3,725,000 from lease termination related costs associated with underperforming retail stores and the exit of excess distribution capacity, cost of goods sold as a percentage of net revenues decreased to 64.4% in fiscal 2009 from 66.2% in fiscal 2008. This decrease as a percentage of net revenues was driven by a reduction in the cost of merchandise (including the impact of reduced markdown activity), favorable inventory shrinkage results and a decrease in replacement and damages expense, partially offset by the deleverage of fixed occupancy expenses resulting from declining net revenues and the expense from lease termination related costs.

In the retail channel, cost of goods sold as a percentage of retail net revenues decreased 320 basis points during fiscal 2009 compared to fiscal 2008. This decrease as a percentage of net revenues was primarily driven by a reduction in cost of merchandise (including the impact of reduced markdown activity), favorable inventory shrinkage results, partially offset by the deleverage of fixed occupancy expenses resulting from declining net revenues.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues decreased by 130 basis points during fiscal 2009 compared to fiscal 2008. This decrease as a percentage of net revenues was driven by a decrease in replacement and damages expense and favorable inventory shrinkage results, partially offset by an increase in cost of merchandise (including the impact of greater markdown activity) and the deleverage of fixed occupancy expenses resulting from declining net revenues.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Dollars in thousands	Fiscal 2009 (52 Weeks)	% Net Revenues	Fiscal 2008 (52 Weeks)	% Net Revenues	Fiscal 2007 (53 Weeks)	% Net Revenues
Selling, general and administrative expenses	$981,795	31.6%	$1,093,019	32.5%	$1,222,573	31.0%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution warehouses, customer care centers, supply chain operations (buying, receiving and inspection), and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.

We experience differing employment and advertising costs as a percentage of net revenues within the retail and direct-to-customer channels due to their distinct distribution and marketing strategies. Store employment costs represent a greater percentage of retail net revenues than employment costs as a percentage of net revenues within the direct-to-customer channel. However, advertising expenses are greater within the direct-to-customer channel than the retail channel.

Fiscal 2009 vs. Fiscal 2008

Selling, general and administrative expenses decreased by $111,224,000, or 10.2%, compared to fiscal 2008. Including expense of approximately $32,898,000 from asset impairment and early lease termination charges for underperforming retail stores and $5,981,000 associated with the exit of excess distribution capacity, selling, general and administrative expenses as a percentage of net revenues decreased to 31.6% in fiscal 2009 from 32.5% in fiscal 2008. This decrease as a percentage of net revenues was primarily driven by the year-over-year benefit from our infrastructure cost reduction program implemented at the end of fiscal 2008 and advertising expense reductions associated with our catalog circulation optimization strategy. Further contributing to this decrease was severance related costs of approximately $10,344,000 associated with our infrastructure cost reduction program recorded in fiscal 2008, which did not recur in fiscal 2009. This decrease as a percentage of net revenues was partially offset by an increase in incentive compensation expense in fiscal 2009; an approximate $16,000,000 benefit related to a gain on the sale of our corporate aircraft, an $11,023,000 benefit associated with the reversal of performance-based stock compensation expense and a net $9,350,000 incentive payment received from a landlord to compensate us for terminating a store lease prior to its original expiration, all of which were recorded in fiscal 2008 and did not recur in fiscal 2009; and an increase in asset impairment and lease termination costs related to our underperforming retail stores and the exit of excess distribution capacity in fiscal 2009.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues decreased approximately 180 basis points in fiscal 2009 compared to fiscal 2008. This decrease as a percentage of net revenues was primarily driven by a year-over-year reduction in employment costs due to our infrastructure cost reduction program. This decrease was partially offset by a $9,350,000 incentive payment received from a landlord to compensate us for terminating a store lease prior to its original expiration recorded in fiscal 2008 that did not recur in fiscal 2009.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues decreased by approximately 290 basis points in fiscal 2009 compared to fiscal 2008. This decrease as a percentage of net revenues was primarily driven by fiscal 2009 advertising expense reductions associated with our catalog circulation optimization strategy.

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

INCOME TAXES

Our effective income tax rate was 35.6% for fiscal 2009, 28.4% for fiscal 2008 and 38.1% for fiscal 2007. The increase in the effective income tax rate over fiscal 2008 was primarily driven by certain favorable income tax resolutions during fiscal 2008 that did not recur in fiscal 2009.

We currently expect our fiscal 2010 effective tax rate to be in the range of 37% to 40%. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as changes in the level of earnings can increase the volatility of our tax rate. Additionally, our quarterly tax rate may continue to experience ongoing variability as taxable events occur and uncertain tax positions are re-evaluated for changes in events or circumstances, settlements, or expiration of statutes of limitations.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2010, we held $513,943,000 in cash and cash equivalent funds (the highest cash balance in our history), the majority of which are held in money market funds and highly liquid U.S. Treasury bills. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2009, our cash resources were used to fund our inventory and inventory related purchases, catalog advertising and marketing initiatives, purchases of property and equipment and dividend payments. In addition, on December 7, 2009, in an effort to reduce interest and other debt-related costs and due to our significant cash balances on hand, we repaid the remaining outstanding balance on our Mississippi industrial development bonds in the amount of $13,150,000, without penalty. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. No amounts were outstanding under the credit facility as of January 31, 2010 or February 1, 2009. Additionally, as of January 31, 2010, $26,112,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Further, as of January 31, 2010, we had four unsecured letter of credit reimbursement facilities for a total of $125,000,000. As of January 31, 2010, an aggregate of $30,625,000 was outstanding under these letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our bank covenants and based on our current projections, we expect to remain in compliance throughout fiscal 2010. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

In fiscal 2009, net cash provided by operating activities was $490,718,000 compared to net cash provided by operating activities of $230,163,000 in fiscal 2008. Net cash provided by operating activities in fiscal 2009 was primarily attributable to a decrease in merchandise inventories due to our inventory reduction initiatives throughout fiscal 2009, an increase in income taxes payable resulting from an increase in earnings as well as an increase in accounts payable and accrued salaries, benefits and other expenses due to the timing of expenditures.

Net cash provided by operating activities in fiscal 2009 increased compared to fiscal 2008 primarily due to an increase in income taxes payable, an increase in accrued salaries, benefits and other expenses and an increase in accounts payable.

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

Net cash used in investing activities was $71,230,000 for fiscal 2009 compared to $144,039,000 in fiscal 2008. Fiscal 2009 purchases of property and equipment were $72,263,000, comprised of $40,717,000 for 9 new and 8 remodeled or expanded stores, $26,163,000 for systems development projects (including e-commerce websites) and $5,383,000 for distribution center and other infrastructure projects. Net cash used in investing activities for fiscal 2009 decreased compared to fiscal 2008 primarily due to a reduction in our purchases of property and equipment resulting from a decrease in the number of new and remodeled stores we opened during fiscal 2009 and an overall reduction in all other capital expenditures, partially offset by proceeds received from the sale of a corporate aircraft during fiscal 2008 that did not recur in fiscal 2009.

Net cash used in investing activities was $144,039,000 for fiscal 2008 compared to $197,250,000 in fiscal 2007. Fiscal 2008 purchases of property and equipment were $191,789,000, comprised of $131,792,000 for 29 new and 23 remodeled or expanded stores, $45,847,000 for systems development projects (including e-commerce websites) and $14,150,000 for distribution center and other infrastructure projects. Net cash used in investing activities in fiscal 2008 was partially offset by proceeds from the sale of a corporate aircraft of $46,787,000.

In fiscal 2010, we anticipate investing $70,000,000 to $75,000,000 in the purchase of property and equipment, primarily for systems development projects (including e-commerce websites), the construction of 4 new stores and 6 remodeled or expanded stores, and distribution center and other infrastructure projects.

For fiscal 2009, net cash used in financing activities was $55,498,000 compared to $52,160,000 in fiscal 2008. Net cash used in financing activities in fiscal 2009 was primarily attributable to the payment of dividends and the repayment of long-term obligations predominantly associated with the remaining outstanding balance on our Mississippi industrial development bonds, partially offset by net proceeds from the exercise of stock-based awards. Net cash used in financing activities in fiscal 2009 increased compared to fiscal 2008 primarily due to the repayment of the remaining outstanding balance on our Mississippi industrial development bonds, partially offset by net proceeds from the exercise of stock-based awards during fiscal 2009.

For fiscal 2008, net cash used in financing activities was $52,160,000 compared to $208,482,000 in fiscal 2007. Net cash used in financing activities in fiscal 2008 was primarily attributable to the payment of dividends. Net cash used in financing activities in fiscal 2008 decreased from fiscal 2007 primarily due to the repurchase of $190,378,000 of common stock in fiscal 2007 that did not recur in fiscal 2008.

Stock Repurchase Program

We did not repurchase any shares of our common stock during fiscal 2009 or fiscal 2008 and there currently is no stock repurchase program authorized by our Board of Directors.

Dividends

During fiscal 2009 and fiscal 2008, total cash dividends declared were approximately $51,424,000 and $51,189,000, respectively, or $0.12 per common share per quarter. Subsequent to year end, in March 2010, our Board of Directors authorized an increase in our quarterly cash dividend from $0.12 to $0.13 per common share, subject to capital availability, payable on May 24, 2010 to shareholders of record as of the close of business on April 27, 2010. Our quarterly cash dividend may be limited or terminated at any time.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of January 31, 2010:

	Payments Due by Period[1]
Dollars in thousands	Fiscal 2010	Fiscal 2011 to Fiscal 2013	Fiscal 2014 to Fiscal 2015	Thereafter	Total
Memphis-based distribution facilities obligation	$1,461	$4,585	$3,754	$—	$9,800
Capital leases	126	333	—	—	459
Interest[2]	974	2,050	556	—	3,580
Operating leases[3]	235,982	602,789	300,434	543,998	1,683,203
Purchase obligations[4]	456,880	7,812	—	—	464,692
Total	$695,423	$617,569	$304,744	$543,998	$2,161,734
[1]

This table excludes $20.9 million of liabilities for unrecognized tax benefits associated with uncertain tax positions as we are not able to reasonably estimate when cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in the accompanying Consolidated Balance Sheet as of January 31, 2010.

[2]	Represents interest expected to be paid on our long-term debt and our capital leases.
[3]	Projected payments include only those amounts that are fixed and determinable as of the reporting date.
[4]	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements.

Memphis-Based Distribution Facilities Obligation

As of January 31, 2010, total debt of $9,800,000 consists entirely of bond-related debt pertaining to the consolidation of our Memphis-based distribution facilities due to their related party relationship and our obligation to renew the leases until the bonds are fully repaid. See discussion of the consolidation of our Memphis-based distribution facilities at Note F to our Consolidated Financial Statements.

Capital Leases

As of January 31, 2010, capital lease obligations of $459,000 consist primarily of leases for distribution center equipment.

Operating Leases

We lease store locations, distribution centers, customer care centers, corporate facilities and certain equipment for original terms ranging generally from 2 to 22 years. Certain leases contain renewal options for periods up to 20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, any contingent rental payments are recorded as incurred each period when the sales threshold is probable and are excluded from our calculation of deferred rent liability. See Notes A and E to our Consolidated Financial Statements.

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

Other Contractual Obligations

We have other liabilities reflected in our Consolidated Balance Sheets. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2010 which are included in our current liabilities as of January 31, 2010.

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of January 31, 2010:

	Amount of Outstanding Commitment Expiration By Period
Dollars in thousands	Fiscal 2010	Fiscal 2011 to Fiscal 2013	Fiscal 2014 to Fiscal 2015	Thereafter	Total
Credit facility	$—	—	—	—	$—
Letter of credit facilities	30,625	—	—	—	30,625
Standby letters of credit	26,112	—	—	—	26,112
Total	$56,737	—	—	—	$56,737

Credit Facility

We have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The revolving line of credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense “EBITDAR”), a minimum fixed charge coverage ratio (calculated as EBITDAR to total fixed charges), and covenants limiting our ability to repurchase shares of stock or increase our dividend, in addition to covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility also contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our subsidiaries that have guaranteed our credit facility to pay the full amount of our obligations under the credit facility. As of January 31, 2010, we were in compliance with our financial covenants under the credit facility and, based on current projections, expect to be in compliance throughout fiscal 2010. The credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio, or (ii) LIBOR plus a margin based on our leverage ratio. No amounts were outstanding under the credit facility as of January 31, 2010 or February 1, 2009. Additionally, as of January 31, 2010, $26,112,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have four unsecured commercial letter of credit reimbursement facilities, each of which matures on September 3, 2010. The aggregate credit available under all letter of credit facilities is $125,000,000. The letter of credit facilities contain covenants and provide for events of default that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of January 31, 2010, an aggregate of $30,625,000 was outstanding under the letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 31, 2011.

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

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of industrial development bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 industrial development bonds are collateralized by the distribution facility and the individual partners guarantee the bond repayments. As of January 31, 2010, $175,000 was outstanding under the Partnership 1 industrial development bonds.

We made annual rental payments in fiscal 2009, fiscal 2008 and fiscal 2007 of approximately $618,000, plus interest on the bonds calculated at a variable rate determined monthly (approximately 1.8% as of January 31, 2010), applicable taxes, insurance and maintenance expenses. The term of the lease automatically renews on an annual basis until the bonds are fully repaid in December 2010, at which time, we intend to enter into a new short-term lease agreement on this facility.

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

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of industrial development bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 industrial development bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of January 31, 2010, $9,625,000 was outstanding under the Partnership 2 industrial development bonds.

We made annual rental payments of approximately $2,582,000, $2,577,000 and $2,591,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The term of the lease automatically renews on an annual basis until these bonds are fully repaid in August 2015.

The two partnerships described above qualify as variable interest entities due to their related party relationship to us and our obligation to renew the leases until the bonds are fully repaid. Accordingly, the two related party variable interest entity partnerships, from which we lease our Memphis-based distribution facilities, are consolidated by us. As of January 31, 2010, our consolidated balance sheet includes $15,765,000 in assets (primarily buildings), $9,800,000 in debt and $5,965,000 in other long-term liabilities related to these leases.

IMPACT OF INFLATION

The impact of inflation (or deflation) on our results of operations for the past three fiscal years has not been significant. In light of the current economic environment, however, we cannot be certain of the effect inflation (or deflation) may have on our results of our operations in the future.

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

Reserves for shrinkage are estimated and recorded throughout the year, at the concept and channel level, as a percentage of net sales based on historical shrinkage results, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count and can vary from our estimates due to such factors as changes in operations within our distribution centers, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution centers, off-site storage locations, and with our third-party transportation providers. Accordingly, there is no remaining shrinkage reserve balance at year-end.

Due to these factors, our obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on our inventory balances. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on net earnings. As of January 31, 2010 and February 1, 2009, our inventory obsolescence reserves were $18,565,000 and $20,647,000, respectively.

Advertising and Prepaid Catalog Expenses

Advertising expenses consist of media and production costs related to catalog mailings, e-commerce advertising and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement, with the exception of prepaid catalog expenses. Prepaid catalog expenses consist primarily of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Estimated future revenues are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable remaining future profitability (remaining net revenues less merchandise cost of goods sold, selling expenses and catalog-related costs) associated with that catalog. If the catalog is not expected to be profitable, the carrying amount of the catalog is impaired accordingly.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

We review the carrying value of all long-lived assets for impairment, primarily at a store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We review for impairment all stores for which current or projected cash flows from operations are not sufficient to recover the carrying value of the assets. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the remaining life of the lease. Our estimate of undiscounted future cash flows over the store lease term (generally 5 to 22 years) is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment rates, lease escalations, inflation on operating expenses and the overall economics of the retail industry and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the net carrying value and the asset’s fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is estimated based upon future cash flows (discounted at a rate that is commensurate with the risk and approximates our weighted average cost of capital). We recorded impairment charges related to our underperforming retail stores of $28,941,000, $33,995,000 and $1,082,000 in selling, general and administrative expenses in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for employee health benefits, workers’ compensation and product and general liability claims were $20,111,000 and $21,006,000 as of January 31, 2010 and February 1, 2009, respectively and are recorded within accrued salaries, benefits and other on our Consolidated Balance Sheets.

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

Sales Return Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. As of January 31, 2010 and February 1, 2009, our reserve for sales returns was $11,839,000 and $10,142,000, respectively.

Stock-Based Compensation

We measure and record compensation expense in our consolidated financial statements for all stock-based awards using a fair value method. For stock options and stock-settled stock appreciation rights (“option awards”), fair value is determined using the Black-Scholes valuation model, while restricted stock units are valued using the closing price of our stock on the date prior to the date of issuance. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised or cancelled. The fair value of the award is amortized over the requisite service period. Total stock-based compensation expense was $24,989,000, $12,131,000 (which includes an $11,023,000 reversal of compensation expense related to performance-based stock awards, see Note H) and $26,812,000, in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and is recorded as a component of selling, general and administrative expenses.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. We record reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of our earnings.

In accordance with the accounting for income taxes and uncertain tax positions, we make estimates regarding the likelihood that certain tax positions will be realized upon ultimate settlement and we record reserves where necessary. It is reasonably possible that current income tax examinations involving uncertain tax positions could be resolved within the next 12 months through administrative adjudicative procedures or settlement.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, Accounting Standards Codification (“ASC”) Topic 810-10 Consolidation, (formerly Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R))” was issued. This standard revises the consolidation guidance for variable interest entities and became effective for us on February 1, 2010. We do not expect this standard to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

As of January 31, 2010, we had two debt instruments with variable interest rates which subject us to risks associated with changes in interest rates, the interest payable on our credit facility and the bond-related debt associated with one of our Memphis-based distribution facilities. As of January 31, 2010, the total outstanding principal balance on these instruments was $175,000 (with an interest rate of 1.8%) solely pertaining to our bond-related debt associated with our Memphis-based distribution facilities. If interest rates on these existing variable rate debt instruments rose 10%, our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of January 31, 2010, our investments, made primarily in money market funds and highly liquid U.S. Treasury bills, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars; however, only approximately 4% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during fiscal 2009 and fiscal 2008. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, as of January 31, 2010, we have 17 retail stores in Canada and limited sourcing operations in both Europe and Asia, each of which expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during fiscal 2009 or fiscal 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

	Fiscal Year Ended
Dollars and shares in thousands, except per share amounts	Jan. 31, 2010 (52 Weeks)	Feb. 1, 2009 (52 Weeks)	Feb. 3, 2008 (53 Weeks)
Net revenues	$3,102,704	$3,361,472	$3,944,934
Cost of goods sold	1,999,467	2,226,300	2,408,963
Gross margin	1,103,237	1,135,172	1,535,971
Selling, general and administrative expenses	981,795	1,093,019	1,222,573
Interest income	(235)	(1,280)	(5,041)
Interest expense	1,388	1,480	2,099
Earnings before income taxes	120,289	41,953	316,340
Income taxes	42,847	11,929	120,583
Net earnings	$77,442	$30,024	$195,757
Basic earnings per share	$0.73	$0.28	$1.79
Diluted earnings per share	$0.72	$0.28	$1.76
Shares used in calculation of earnings per share:
Basic	105,763	105,530	109,273
Diluted	107,373	106,880	111,447

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Balance Sheets

Dollars and shares in thousands, except per share amounts	Jan. 31, 2010	Feb. 1, 2009
ASSETS
Current assets
Cash and cash equivalents	$513,943	$148,822
Accounts receivable – net	44,187	37,405
Merchandise inventories – net	466,124	572,899
Prepaid catalog expenses	32,777	36,424
Prepaid expenses	22,109	45,354
Deferred income taxes	92,195	90,349
Other assets	8,858	9,420
Total current assets	1,180,193	940,673
Property and equipment – net	829,027	942,219
Non-current deferred income taxes	53,809	36,555
Other assets – net	16,140	16,017
Total assets	$2,079,169	$1,935,464
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$188,241	$162,362
Accrued salaries, benefits and other	107,710	75,732
Customer deposits	195,185	192,209
Income taxes payable	48,260	112
Current portion of long-term debt	1,587	14,702
Other liabilities	22,499	15,620
Total current liabilities	563,482	460,737
Deferred rent and lease incentives	241,300	264,672
Long-term debt	8,672	10,259
Other long-term obligations	54,120	51,812
Total liabilities	867,574	787,480
Commitments and contingencies – See Note K
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	—	—
Common stock, $.01 par value, 253,125 shares authorized,
106,962 shares issued and outstanding at January 31, 2010; 105,664 shares issued and outstanding at February 1, 2009	1,070	1,057
Additional paid-in capital	448,848	416,366
Retained earnings	751,290	725,052
Accumulated other comprehensive income	10,387	5,509
Total shareholders’ equity	1,211,595	1,147,984
Total liabilities and shareholders’ equity	$2,079,169	$1,935,464

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Income
Dollars and shares in thousands	Shares	Amount

Balance at January 28, 2007	109,868	$1,099	$358,223	$784,325	$7,784	$1,151,431

Net earnings	—	—	—	195,757	—	195,757	$195,757
Foreign currency translation adjustment	—	—	—	—	7,482	7,482	7,482
Unrealized loss on investment	—	—	—	—	(15)	(15)	(15)
Exercise of stock-based awards and related tax effect	1,677	16	36,337	—	—	36,353
Repurchase and retirement of common stock	(6,196)	(61)	(18,060)	(172,257)	—	(190,378)
Stock-based compensation expense			26,717	60	—	26,777
Dividends declared	—	—	—	(50,000)	—	(50,000)
Adoption of FIN 48	—	—	—	(11,684)	—	(11,684)

Comprehensive income							$203,224

Balance at February 3, 2008	105,349	$1,054	$403,217	$746,201	$15,251	$1,165,723

Net earnings	—	—	—	30,024	—	30,024	$30,024
Foreign currency translation adjustment	—	—	—	—	(9,742)	(9,742)	(9,742)
Exercise of stock-based awards and related tax effect	299	3	1,034	—	—	1,037
Conversion/release of stock-based awards	16	—	—	—	—	—
Stock-based compensation expense	—	—	12,115	16	—	12,131
Dividends declared	—	—	—	(51,189)	—	(51,189)

Comprehensive income							$20,282

Balance at February 1, 2009	105,664	$1,057	$416,366	$725,052	$5,509	$1,147,984

Net earnings	—	—	—	77,442	—	77,442	$77,442
Foreign currency translation adjustment	—	—	—	—	4,876	4,876	4,876
Unrealized gain on investment	—	—	—	—	2	2	2
Exercise of stock-based awards and related tax effect	963	10	11,337	—	—	11,347
Conversion/release of stock-based awards	335	3	(3,624)	—	—	(3,621)
Stock-based compensation expense	—	—	24,769	220	—	24,989
Dividends declared	—	—	—	(51,424)	—	(51,424)

Comprehensive income							$82,320

Balance at January 31, 2010	106,962	$1,070	$448,848	$751,290	$10,387	$1,211,595

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
Dollars in thousands	Jan. 31, 2010 (52 Weeks)	Feb. 1, 2009 (52 Weeks)	Feb. 3, 2008 (53 Weeks)
Cash flows from operating activities:
Net earnings	$77,442	$30,024	$195,757
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	151,796	148,083	140,701
Loss on disposal/impairment of assets	33,136	39,317	4,700
Gain on sale of asset	—	(16,115)	—
Amortization of deferred lease incentives	(36,799)	(31,266)	(29,400)
Deferred income taxes	(23,595)	5,107	(31,951)
Tax benefit from exercise of stock-based awards	714	1,059	3,922
Stock-based compensation expense	24,989	12,131	26,812
Other	—	(416)	—
Changes in:
Accounts receivable	(6,620)	9,579	2,091
Merchandise inventories	108,332	118,679	(81,469)
Prepaid catalog expenses	3,647	18,483	4,702
Prepaid expenses and other assets	23,349	(8,578)	(8,161)
Accounts payable	29,202	(27,532)	(30,068)
Accrued salaries, benefits and other current and long-term liabilities	42,084	(24,361)	5,945
Customer deposits	2,353	(8,644)	13,458
Deferred rent and lease incentives	12,403	49,619	37,675
Income taxes payable	48,285	(85,006)	(9,175)
Net cash provided by operating activities	490,718	230,163	245,539
Cash flows from investing activities:
Purchases of property and equipment	(72,263)	(191,789)	(212,024)
Proceeds from sale of assets and investments	1,033	47,257	285
Proceeds from software developer reimbursement	—	—	14,770
Other	—	493	(281)
Net cash used in investing activities	(71,230)	(144,039)	(197,250)
Cash flows from financing activities:
Borrowings under line of credit	—	195,800	189,000
Repayments of borrowings under line of credit	—	(195,800)	(189,000)
Repayments of long-term obligations	(14,702)	(1,617)	(2,703)
Net proceeds from exercise of stock-based awards	11,861	461	28,362
Tax withholdings from the conversion/release of stock-based awards	(3,621)	—	—
Excess tax benefit from exercise of stock-based awards	2,131	1,034	5,100
Payment of dividends	(51,132)	(50,518)	(48,863)
Repurchases of common stock	—	—	(190,378)
Other	(35)	(1,520)	—
Net cash used in financing activities	(55,498)	(52,160)	(208,482)
Effect of exchange rates on cash and cash equivalents	1,131	(4,092)	3,714
Net increase (decrease) in cash and cash equivalents	365,121	29,872	(156,479)
Cash and cash equivalents at beginning of year	148,822	118,950	275,429
Cash and cash equivalents at end of year	$513,943	$148,822	$118,950
Supplemental disclosure of cash flow information:
Cash paid/(received) during the year for:
Interest	$3,198	$2,550	$3,484
Income taxes, net of refunds	(8,593)	118,356	154,948

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). The direct-to-customer segment of our business sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). The catalogs reach customers throughout the U.S., while the five retail concepts, as of January 31, 2010, operated 610 stores in 44 states, Washington, D.C., Canada and Puerto Rico.

Significant intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Sunday closest to January 31, based on a 52/53-week year. Fiscal 2009, a 52-week year, ended on January 31, 2010; fiscal 2008, a 52-week year, ended on February 1, 2009; and fiscal 2007, a 53-week year, ended on February 3, 2008.

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

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less. Our policy is to invest in high-quality, short-term instruments that maintain a level of liquidity consistent with our needs. As of January 31, 2010, we were invested primarily in money market funds and highly liquid U.S. Treasury bills. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card and landlord receivables for which collectability is reasonably assured. Other miscellaneous receivables are evaluated for collectability on a regular basis and an allowance for doubtful accounts is recorded as deemed necessary. Our allowance for doubtful accounts was not material to our financial statements as of January 31, 2010 and February 1, 2009.

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

Reserves for shrinkage are estimated and recorded throughout the year, at the concept and channel level, as a percentage of net sales based on historical shrinkage results, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count and can vary from our estimates due to such factors as changes in operations within our distribution centers, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution centers, off-site storage locations, and with our third party transportation providers. Accordingly, there is no remaining shrinkage reserve balance at year-end.

Due to these factors, our obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on our inventory balances. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on net earnings. As of January 31, 2010 and February 1, 2009, our inventory obsolescence reserves were $18,565,000 and $20,647,000, respectively.

Advertising and Prepaid Catalog Expenses

Advertising expenses consist of media and production costs related to catalog mailings, e-commerce advertising and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement, with the exception of prepaid catalog expenses. Prepaid catalog expenses consist primarily of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Estimated future revenues are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable remaining future profitability (remaining net revenues less merchandise cost of goods sold, selling expenses and catalog-related costs) associated with that catalog. If the catalog is not expected to be profitable, the carrying amount of the catalog is impaired accordingly.

Total advertising expenses (including catalog advertising, e-commerce advertising and all other advertising costs) were approximately $264,963,000, $328,019,000 and $379,468,000 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets below.

Leasehold improvements	Shorter of estimated useful life or lease term (generally 2 – 22 years)
Fixtures and equipment	2 – 20 years
Buildings and building improvements	5 – 40 years
Capitalized software	2 – 10 years
Corporate aircraft	20 years (20% salvage value)

Interest costs related to assets under construction, including software projects, are capitalized during the construction or development period. We capitalized interest costs of $1,763,000, $1,163,000 and $1,389,000 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

We review the carrying value of all long-lived assets for impairment, primarily at a store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We review for impairment all stores for which current or projected cash flows from operations are not sufficient to recover the carrying value of the assets. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the remaining life of the lease. Our estimate of undiscounted future cash flows over the store lease term (generally 5 to 22 years) is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment rates, lease escalations, inflation on operating expenses and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the net carrying value and the asset’s fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is estimated based upon future cash flows (discounted at a rate that is commensurate with the risk and approximates our weighted average cost of capital).

For any store or facility closure where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the cease use date.

During fiscal 2009, we recorded expense of approximately $35,024,000 associated with asset impairment and early lease termination charges for underperforming retail stores, of which $32,898,000 is recorded within selling, general and administrative expenses, and the remainder of which is recorded within cost of goods sold. We also recorded charges of $7,580,000 associated with the exit of excess distribution capacity, of which $5,981,000 is recorded within selling, general and administrative expenses, and the remainder of which is recorded within cost of goods sold.

During fiscal 2008, we recorded expense of approximately $33,995,000 associated with asset impairment charges for underperforming retail stores, all of which is recorded within selling, general and administrative expenses. In addition, during fiscal 2008, we recorded a benefit of approximately $9,350,000 within selling, general and administrative expenses related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its expiration.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for employee health benefits, workers’ compensation and product and general liability claims were $20,111,000 and $21,006,000 as of January 31, 2010 and February 1, 2009, respectively, and are recorded within accrued salaries, benefits and other.

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

Sales Returns Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. A summary of activity in the sales returns reserve is as follows:

Dollars in thousands	Fiscal 2009[1] (52 Weeks)	Fiscal 2008[1] (52 Weeks)	Fiscal 2007[1] (53 Weeks)
Balance at beginning of year	$10,142	$17,259	$15,467
Provision for sales returns	203,053	206,288	277,281
Actual sales returns	(201,356)	(213,405)	(275,489)
Balance at end of year	$11,839	$10,142	$17,259

1 Amounts are shown net of cost of goods sold.

Vendor Allowances

We receive allowances or credits from certain vendors for volume rebates. We treat such volume rebates as an offset to the cost of the product or services provided at the time the expense is recorded. These allowances and credits received are recorded in both cost of goods sold and in selling, general and administrative expenses.

Cost of Goods Sold

Cost of goods sold includes cost of goods, occupancy expenses and shipping costs. Cost of goods consists of cost of merchandise, inbound freight expenses, freight-to-store expenses and other inventory-related costs such as shrinkage, damages and replacements. Occupancy expenses consist of rent, depreciation and other occupancy costs, including common area maintenance and utilities. Shipping costs consist of third party delivery services and shipping materials.

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

Stock-Based Compensation

We account for stock-based compensation arrangements by measuring and recording compensation expense in our consolidated financial statements for all stock-based awards using a fair value method. For stock options and stock-settled stock appreciation rights (“option awards”), fair value is determined using the Black-Scholes valuation model, while restricted stock units are valued using the closing price of our stock on the date prior to the date of grant. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised or cancelled. The fair value of the award is amortized over the requisite service period.

Foreign Currency Translation

As of January 31, 2010, we have 17 retail stores in Canada and limited sourcing operations in both Europe and Asia, each of which expose us to market risk associated with foreign currency exchange rate fluctuations.

Additionally, some of our foreign operations have a functional currency different than the U.S. dollar, such as in Canada (functional currency of the Canadian Dollar) and in Europe (functional currency of the Euro). Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income within shareholders’ equity. Gains and losses in fiscal 2009 and fiscal 2008 resulting from foreign currency transactions have not been significant and are included in selling, general and administrative expenses.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. We record reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of our earnings.

New Accounting Pronouncements

In June 2009, Accounting Standards Codification (“ASC”) Topic 810-10 Consolidation, (formerly Statement of Financial Account Standards No. 167, “Amendments to FASB Interpretation No. 46(R))” was issued. This standard revises the consolidation guidance for variable interest entities and became effective for us on February 1, 2010. We do not expect this standard to have a material impact on our consolidated financial statements.

Note B: Property and Equipment

Property and equipment consists of the following:

Dollars in thousands	Jan. 31, 2010	Feb. 1, 2009
Leasehold improvements	$831,757	$828,414
Fixtures and equipment	576,488	578,259
Capitalized software	267,724	247,613
Land and buildings	135,692	133,406
Corporate systems projects in progress[1]	65,989	66,469
Construction in progress[2]	14,905	25,866
Corporate aircraft (held for sale)	10,029	11,503
Total	1,902,584	1,891,530
Accumulated depreciation and amortization	(1,073,557)	(949,311)
Property and equipment – net	$829,027	$942,219
[1]	Corporate systems projects in progress is primarily comprised of a new merchandising, inventory management and order management system currently under development.
[2]

Construction in progress is primarily comprised of leasehold improvements and furniture and fixtures related to new, expanded or remodeled retail stores where construction had not been completed as of year-end.

Note C: Borrowing Arrangements

Long-term debt consists of the following:

Dollars in thousands	Jan. 31, 2010	Feb. 1, 2009
Capital leases	$459	$573
Memphis-based distribution facilities obligation	9,800	11,238
Mississippi industrial development bonds	—	13,150
Total debt	10,259	24,961
Less current maturities	1,587	14,702
Total long-term debt	$8,672	$10,259

Capital Leases

As of January 31, 2010 and February 1, 2009, capital lease obligations of $459,000 and $573,000, respectively, consist primarily of leases for distribution center equipment.

Memphis-Based Distribution Facilities Obligation

As of January 31, 2010 and February 1, 2009, total debt of $9,800,000 and $11,238,000, respectively, consists entirely of bond-related debt pertaining to the consolidation of our Memphis-based distribution facilities due to their related party relationship and our obligation to renew the leases until the bonds are fully repaid. See Note F for a discussion on our bond-related debt pertaining to our Memphis-based distribution facilities.

Mississippi Industrial Development Bonds

In June 2004, we entered into an agreement whereby the Mississippi Business Finance Corporation issued $15,000,000 in long-term variable rate industrial development bonds, the proceeds, net of debt issuance costs, of which were loaned to us to finance the acquisition and installation of leasehold improvements and equipment located in our Olive Branch, Mississippi distribution center. On December 7, 2009, the remaining outstanding balance on these bonds in the amount of $13,150,000 was repaid, without penalty.

The aggregate maturities of long-term debt at January 31, 2010 were as follows:

Dollars in thousands
Fiscal 2010	$1,587
Fiscal 2011	1,542
Fiscal 2012	1,652
Fiscal 2013	1,724
Fiscal 2014	1,785
Thereafter	1,969
Total	$10,259

Credit Facility

We have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The revolving line of credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense “EBITDAR”), a minimum fixed charge coverage ratio (calculated as EBITDAR to total fixed charges), and covenants limiting our ability to repurchase shares of stock or increase our dividend, in addition to covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility also contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our subsidiaries that have guaranteed our credit facility to pay the full amount of our obligations under the credit facility. As of January 31, 2010, we were in compliance with our financial covenants under the credit facility and, based on current projections, expect to be in compliance throughout fiscal 2010. The credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio, or (ii) LIBOR plus a margin based on our leverage ratio. No amounts were outstanding under the credit facility as of January 31, 2010 or February 1, 2009. Additionally, as of January 31, 2010, $26,112,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have four unsecured commercial letter of credit reimbursement facilities, each of which matures on September 3, 2010. The aggregate credit available under all letter of credit facilities is $125,000,000. The letter of credit facilities contain covenants and provide for events of default that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of January 31, 2010, an aggregate of $30,625,000 was outstanding under the letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 31, 2011.

Note D: Income Taxes

The components of earnings before income taxes, by tax jurisdiction, are as follows:

	Fiscal Year Ended
Dollars in thousands	Jan. 31, 2010 (52 Weeks)	Feb. 1, 2009 (52 Weeks)	Feb. 3, 2008 (53 Weeks)
United States	$111,689	$33,376	$299,235
Foreign	8,600	8,577	17,105
Total earnings before income taxes	$120,289	$41,953	$316,340
The provision for income taxes consists of the following:
	Fiscal Year Ended
Dollars in thousands	Jan. 31, 2010 (52 Weeks)	Feb. 1, 2009 (52 Weeks)	Feb. 3, 2008 (53 Weeks)
Current
Federal	$55,563	$5,143	$126,219
State	8,122	(1,096)	19,254
Foreign	2,757	2,775	7,061
Total current	66,442	6,822	152,534
Deferred
Federal	(21,636)	4,817	(26,494)
State	(2,280)	(83)	(4,796)
Foreign	321	373	(661)
Total deferred	(23,595)	5,107	(31,951)
Total provision	$42,847	$11,929	$120,583

Except where required by U.S. tax law, we have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we have intended to utilize those earnings in our foreign operations for an indefinite period of time. In the fourth quarter of fiscal 2008, based on the current economic environment, we assessed our anticipated future cash needs and the overall financial position of our Canadian subsidiary and concluded that the remaining undistributed earnings were in excess of our future cash requirements for the ongoing operations of our Canadian subsidiary. Accordingly, our Canadian subsidiary repatriated $13,900,000 to our U.S. operations in the fourth quarter of fiscal 2008. These repatriated earnings were offset by foreign tax credits that reduced the financial tax liability associated with this foreign dividend to zero. As of January 31, 2010, the accumulated undistributed earnings of all of our foreign subsidiaries were approximately $4,968,000 and are sufficient to support our anticipated future cash needs for our foreign operations. We currently intend to utilize the remainder of these undistributed earnings for an indefinite period of time and will only repatriate such earnings when it is tax effective to do so. It is currently not practical to estimate the tax liability that might be payable if these foreign earnings were to be repatriated.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal Year Ended
	Jan. 31, 2010 (52 Weeks)		Feb. 1, 2009 (52 Weeks)		Feb. 3, 2008 (53 Weeks)
Federal income taxes at the statutory rate	35.0%		35.0%		35.0%
State income tax rate	2.4%		(8.2%	)[1]	3.5%
Other	(1.8%	)	1.6%		(0.4%	)
Total	35.6%		28.4%		38.1%
[1]	The decrease in the fiscal 2008 state income tax rate was primarily driven by certain favorable income tax resolutions during fiscal 2008, representing (14.7%).

Significant components of our deferred tax accounts are as follows:

Dollars in thousands	Jan. 31, 2010 (52 Weeks)	Feb. 1, 2009 (52 Weeks)
Current:
Compensation	$8,659	$12,436
Merchandise inventories	21,715	19,538
Accrued liabilities	17,451	11,868
Customer deposits	53,229	58,197
Prepaid catalog expenses	(13,014)	(14,589)
Other	4,155	2,899
Total current	92,195	90,349
Non-current:
Depreciation	37,586	13,392
Deferred rent	16,007	15,672
Deferred lease incentives	(36,556)	(27,548)
Stock-based compensation	23,956	20,828
Executive deferral plan	5,307	4,527
Uncertainties	7,252	8,260
Other	257	1,424
Total non-current	53,809	36,555
Total deferred tax assets, net	$146,004	$126,904

The following table summarizes the activity related to our gross unrecognized tax benefits:

Dollars in thousands	Jan. 31, 2010 (52 Weeks)	Feb. 1, 2009 (52 Weeks)	Feb. 3, 2008 (53 Weeks)
Balance at beginning of year	$16,243	$35,211	$30,981
Increases related to current year tax positions	1,029	2,018	7,076
Increases for tax positions for prior years	655	178	712
Decreases for tax positions for prior years	(179)	(1,628)	(1,010)
Settlements	(329)	(18,469)	(1,979)
Lapses in statute of limitations	(1,553)	(1,067)	(569)
Balance at end of year	$15,866	$16,243	$35,211

As of January 31, 2010, February 1, 2009 and February 3, 2008 we had $15,866,000, $16,243,000 and $35,211,000, respectively, of gross unrecognized tax benefits, of which $10,594,000, $10,558,000 and $22,634,000, respectively, would, if recognized, affect the effective tax rate.

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of January 31, 2010 and February 1, 2009, our accruals, primarily for the payment of interest, totaled $5,081,000, and $6,450,000, respectively.

Due to the potential resolution of state issues, it is reasonably possible that the balance of our gross unrecognized tax benefits balance could decrease within the next twelve months by a range of zero to $4,400,000.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2005. Substantially all material state, local and foreign income tax examinations have been concluded for years through 1999.

Note E: Accounting for Leases

Operating Leases

We lease store locations, distribution centers, customer care centers, corporate facilities and certain equipment for original terms ranging generally from 2 to 22 years (typically 12 years for retail locations). Certain leases contain renewal options for periods up to 20 years (typically 5-12 years for retail locations). The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, any contingent rental payments are recorded as incurred each period when the sales threshold is probable and are excluded from our calculation of deferred rent liability.

Total rental expense for all operating leases was as follows:

	Fiscal Year Ended
Dollars in thousands	Jan. 31, 2010 (52 Weeks)	Feb. 1, 2009 (52 Weeks)	Feb. 3, 2008 (53 Weeks)
Rent expense	$189,404	$192,579	$175,675
Contingent rent expense	33,994	32,268	35,731
Rent expense before deferred lease incentive income	223,398	224,847	211,406
Deferred lease incentive income	(36,799)	(31,325)	(29,449)
Less: sublease rental income	(326)	(175)	(46)
Total rent expense[1]	$186,273	$193,347	$181,911
[1]	Excludes all other occupancy-related costs including depreciation, common area maintenance, utilities and property taxes.

The aggregate future minimum annual cash rental payments under non-cancelable operating leases (excluding the Memphis-based distribution facilities) in effect at January 31, 2010 were as follows:

Dollars in thousands	Lease Commitments[1],2
Fiscal 2010	$ 235,982
Fiscal 2011	219,053
Fiscal 2012	200,897
Fiscal 2013	182,839
Fiscal 2014	161,872
Thereafter	682,560
Total	$1,683,203
[1]	Represents future projected cash payments and, therefore, is not necessarily representative of future expected rental expense.
[2]

Projected cash payments include only those amounts that are fixed and determinable as of the reporting date. We currently pay rent for certain store locations based on a percentage of store sales if a specified store sales threshold is or is not met or if contractual obligations of the landlord have not been met. Projected payments for these locations are based on minimum rent, which is generally higher than rent based on a percentage of store sales, as future store sales cannot be predicted with certainty. In addition, these projected payments do not include any benefit from deferred lease incentive income, which is reflected within “Total rent expense” above.

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

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of industrial development bonds in 1983 and 1985. Annual principal payments and monthly interest payments are required through maturity in December 2010. The Partnership 1 industrial development bonds are collateralized by the distribution facility and the individual partners guarantee the bond repayments. As of January 31, 2010, $175,000 was outstanding under the Partnership 1 industrial development bonds.

We made annual rental payments in fiscal 2009, fiscal 2008 and fiscal 2007 of approximately $618,000, plus interest on the bonds calculated at a variable rate determined monthly (approximately 1.8% as of January 31, 2010), applicable taxes, insurance and maintenance expenses. The term of the lease automatically renews on an annual basis until the bonds are fully repaid in December 2010, at which time we intend to enter into a new short-term lease agreement on this facility.

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

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of industrial development bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 industrial development bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of January 31, 2010, $9,625,000 was outstanding under the Partnership 2 industrial development bonds.

We made annual rental payments of approximately $2,582,000, $2,577,000 and $2,591,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The term of the lease automatically renews on an annual basis until these bonds are fully repaid in August 2015.

The two partnerships described above qualify as variable interest entities due to their related party relationship and our obligation to renew the leases until the bonds are fully repaid. Accordingly, the two related party variable interest entity partnerships, from which we lease our Memphis-based distribution facilities, are consolidated by us. As of January 31, 2010, our consolidated balance sheet includes $15,765,000 in assets (primarily buildings), $9,800,000 in debt and $5,965,000 in other long-term liabilities related to these leases.

Note G: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per-Share
2009 (52 Weeks)
Basic	$77,442	105,763	$0.73
Effect of dilutive stock-based awards		1,610
Diluted	$77,442	107,373	$0.72
2008 (52 Weeks)
Basic	$30,024	105,530	$0.28
Effect of dilutive stock-based awards		1,350
Diluted	$30,024	106,880	$0.28
2007 (53 Weeks)
Basic	$195,757	109,273	$1.79
Effect of dilutive stock-based awards		2,174
Diluted	$195,757	111,447	$1.76

Stock-based awards of 2,684,000, 6,428,000 and 5,612,000 in fiscal 2009, fiscal 2008 and fiscal 2007 respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

Note H: Stock-Based Compensation

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 15,959,903 shares. As of January 31, 2010, there were approximately 3,529,378 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of ten years, except incentive stock options that may be issued to 10% shareholders, which have a maximum term of five years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date or not less than 110% of such closing price for an incentive stock option granted to a 10% shareholder. Option awards granted to employees generally vest over a period of four to five years. Stock awards granted to employees generally vest over a period of three to five years for service-based awards. Certain option and stock awards contain vesting acceleration clauses in the event of a merger or similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of shareholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises will be funded with the issuance of new shares.

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

Stock-Based Compensation Expense

During fiscal 2009, fiscal 2008 and fiscal 2007, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $24,989,000, $12,131,000 (which includes an $11,023,000 reversal of compensation expense related to performance-based stock awards), and $26,812,000, respectively. As of January 31, 2010, there was a remaining unamortized expense balance of $35,716,000 (net of estimated forfeitures), which we expect to be recognized on a straight-line basis over an average remaining service period of approximately two years.

Fiscal 2008 stock-based compensation expense was impacted by the reversal of approximately $11,023,000 of expense previously recognized relating to previously issued stock awards that would have vested based on the achievement of certain performance criteria. We had recognized compensation expense related to these awards as we believed that it was probable that the performance criteria would be achieved. During the third quarter of fiscal 2008, due to the decline in our operating performance, we concluded that it was no longer probable that these criteria would be achieved and therefore reversed approximately $11,023,000 of compensation expense previously recognized.

Subsequently, our Board of Directors decided to remove or modify the performance conditions but retain the service provisions of the awards. As a result, these awards are now considered probable of vesting. Accordingly, we measured the fair value of all such awards as of the date of the modification and are recognizing the fair value over the remaining service period of the awards.

Stock Options

The following table summarizes our stock option activity during fiscal 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance at February 1, 2009	5,626,543	$23.58
Granted	—
Exercised	(962,380)			$7,936,000
Canceled[2]	(2,051,031)
Balance at January 31, 2010	2,613,132	$22.37	2.44	$6,243,000
Vested at January 31, 2010	2,572,912	22.11	2.39	$6,243,000
Vested plus expected to vest at January 31, 2010	2,611,248	22.36	2.44	$6,243,000
[1]

Intrinsic value for outstanding and vested options is defined as the excess of the market value on the last business day of the fiscal year (or $18.98) over the exercise price, if any. For exercises, intrinsic value is defined as the difference between the grant date exercise price and the market value on the date of exercise.

[2]	As a result of the equity award exchange program, a total of 1,134,620 options were cancelled during the first quarter of fiscal 2009 in exchange for the issuance of restricted stock units.

The following table summarizes information about stock options outstanding at January 31, 2010:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Term Remaining (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 8.31 – $ 13.66	662,188	0.73	$11.75	662,188	$11.75
$ 13.85 – $ 21.80	792,536	1.80	18.31	792,536	18.31
$ 22.25 – $ 32.39	649,808	3.17	26.62	649,808	26.62
$ 32.80 – $ 41.94	506,600	4.73	37.08	466,780	36.93
$ 41.99 – $ 41.99	2,000	5.97	41.99	1,600	41.99
$ 8.31 – $ 41.99	2,613,132	2.44	$22.37	2,572,912	$22.11

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date for the number of shares vested.

The following table summarizes our stock-settled stock appreciation right activity during fiscal 2009:

	Shares	Weighted Average Conversion Price[1]	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[2]
Balance at February 1, 2009	7,611,514	$18.67
Granted (weighted average fair value of $8.06)	25,000	19.14
Converted	(348,375)			$4,492,000
Canceled[3]	(2,740,164)
Balance at January 31, 2010	4,547,975	$13.40	8.44	$38,353,000
Vested at January 31, 2010	1,335,855	$21.05	7.88	$7,215,000
Vested plus expected to vest at January 31, 2010	3,946,162	$13.95	8.40	$32,429,000
[1]	Conversion price is defined as the price from which stock-settled stock appreciation rights are measured and is equal to the market value on the date of grant.
[2]

Intrinsic value for outstanding and vested rights is defined as the excess of the current market value on the last business day of the fiscal year (or $18.98) over the conversion price, if any. For conversions, intrinsic value is defined as the difference between the conversion price and the market value on the date of the conversion.

[3]

As a result of the equity award exchange program, a total of 1,845,115 stock-settled stock appreciation rights were cancelled during the first quarter of fiscal 2009 in exchange for the issuance of restricted stock units.

The following table summarizes information about stock-settled stock appreciation rights outstanding at January 31, 2010:

	Stock-Settled Stock Appreciation Rights Outstanding			Stock-Settled Stock Appreciation Rights Vested
Range of Conversion Prices	Number Outstanding	Weighted Average Contractual Term Remaining (Years)	Weighted Average Conversion Price	Number Vested	Weighted Average Conversion Price
$ 8.01 – $ 8.31	70,600	8.89	$8.08	17,650	$8.08
$ 8.56 – $ 8.56	3,606,875	8.77	8.56	673,925	8.56
$ 19.14 – $ 34.89	780,550	7.12	33.14	590,310	33.93
$ 39.05 – $ 39.05	2,600	6.31	39.05	1,560	39.05
$ 40.44 – $ 40.44	87,350	6.12	40.44	52,410	40.44
$ 8.01 – $ 40.44	4,547,975	8.44	$13.40	1,335,855	$21.05

The fair value for both options and awards is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

•	Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates our expected term.

•	Dividend yield – The dividend yield is based on our quarterly cash dividend and the anticipated dividend payout over our expected term of the option awards.

The weighted average assumptions used for fiscal 2009, fiscal 2008 and fiscal 2007 are as follows:

	Fiscal Year Ended
	Jan. 31, 2010 (52 Weeks)	Feb. 1, 2009 (52 Weeks)	Feb. 3, 2008 (53 Weeks)
Expected term (years)	5.1	5.2	5.0
Expected volatility	56.0%	49.4%	33.6%
Risk-free interest rate	2.4%	2.5%	4.4%
Dividend yield	2.3%	2.7%	1.0%

Restricted Stock Units

The following table summarizes our restricted stock unit activity during fiscal 2009:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value[1]
Balance at February 1, 2009	1,246,333	$20.50
Granted[2,3]	1,303,040	$14.44
Released	(307,890)	$17.09
Canceled	(354,323)
Balance at January 31, 2010	1,887,160	$17.11	$35,818,000
Vested plus expected to vest at January 31, 2010	1,722,990	$16.72	$32,702,000

1 Intrinsic value for restricted stock units is defined as the market value on the last business day of the fiscal year (or $18.98).

2 As a result of the equity award exchange program, a total of 842,019 restricted stock units were granted during the first quarter of fiscal 2009.

3 Includes a grant of 249,501 (at a fair market value of approximately $5,000,000, which was expensed in the fourth quarter of fiscal 2009) to our Chief Executive Officer associated with his fiscal 2009 performance.

Tax Effect

We present tax benefits resulting from the exercise of stock-based awards as operating cash flows, and tax deductions in excess of the cumulative compensation cost recognized for stock-based awards exercised as financing cash flows in the Consolidated Statements of Cash Flows. During fiscal 2009, fiscal 2008 and fiscal 2007, net proceeds from the exercise of stock-based awards was $11,861,000, $461,000 and $28,362,000, respectively, and the tax benefit (shortfall) associated with such exercises totaled $5,981,000, ($1,660,000) and $10,821,000, respectively.

Note I: Williams-Sonoma, Inc. 401(k) Plan and Other Employee Benefits

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

Our matching contribution is equal to 50% of each participant’s salary deferral contribution each pay period, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period (5% for certain higher paid individuals). Each participant’s matching contribution is earned on a semi-annual basis with respect to eligible salary deferrals for those employees that are employed with the company on June 30th or December 31st of the year in which the deferrals are made. Eligible associates must complete one year of service prior to receiving company matching contributions. For the first five years of the participant’s employment, all matching contributions vest at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions vest immediately.

The Plan consists of two parts: a profit sharing plan portion and a stock bonus plan/employee stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the Williams-Sonoma Inc. Stock Fund. The profit sharing and ESOP components of the Plan are considered a single plan under Code section 414(l). Our contributions to the plan were $4,477,000, $5,168,000 and $5,336,000 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management and other certain highly compensated employees. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. As of January 1, 2010, however, we have suspended employee salary and bonus deferrals into the plan. We will continue to evaluate this benefit program to ensure it is providing the best value to our employees and to us. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. As of January 31, 2010 and February 1, 2009, $13,900,000 and $11,789,000, respectively, was included in other long-term obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $11,345,000 and $9,413,000 as of January 31, 2010 and February 1, 2009, respectively, and was included in other assets.

Note J: Financial Guarantees

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

Note L: Related Party Transaction

On May 16, 2008, we completed two transactions relating to our corporate aircraft. First, we sold our Bombardier Global Express airplane for approximately $46,787,000 in cash (a net after-tax cash benefit of approximately $29,000,000) to an unrelated third party. This resulted in a gain on sale of asset of approximately $16,000,000 in the second quarter of fiscal 2008. Second, we entered into an Aircraft Lease Agreement (the “Lease Agreement”) with a limited liability company (the “LLC”) owned by W. Howard Lester (“Mr. Lester”), our Chief Executive Officer and Chairman of the Board of Directors, for use of a Bombardier Global 5000 owned by the LLC. These transactions were approved by our Board of Directors.

Under the terms of the Lease Agreement, in exchange for use of the aircraft, we will pay the LLC $375,000 for each of the thirty-six months of the lease term through May 15, 2011. We are also responsible for all use-related costs associated with the aircraft, including fixed costs such as crew salaries and benefits, insurance and hangar costs, and all direct operating costs. Closing costs associated with the Lease Agreement were divided evenly between us and the LLC, and each party paid its own attorney and advisor fees. During fiscal 2009 and fiscal 2008, we paid a total of $4,500,000 and $3,185,000 to the LLC, respectively.

In conjunction with the retirement and consulting agreement entered into between us and Mr. Lester (see Note M) on January 25, 2010, the aircraft agreement will continue pursuant to its economic terms through May 2011. Additionally, Mr. Lester, under the agreement, has agreed to give us an option to purchase this aircraft at the expiration of the lease term for the estimated fair market value at the time we entered into the retirement and consulting agreement of $32,000,000.

Note M: Retirement and Consulting Agreement

On January 25, 2010, the independent members of our Board of Directors approved the company’s entry into a Retirement and Consulting Agreement (the “Agreement”) with W. Howard Lester, our Chairman and Chief Executive Officer. Pursuant to the terms of the Agreement, Mr. Lester will retire as Chairman and Chief Executive Officer and as a member of the Board on the date of our 2010 annual shareholders’ meeting, or May 26, 2010 (the “Retirement Date”). Mr. Lester will, however, provide consulting and advisory services in order to assist with the transition to our new Chief Executive Officer. Following his retirement, Mr. Lester will have the title of Chairman Emeritus.

In recognition of his retirement and his contributions to the company, Mr. Lester, upon his Retirement Date, will receive accelerated vesting of his outstanding stock options (2,500 options), stock-settled stock appreciation rights (318,750 rights) and restricted stock units (35,195 units), at which time, these awards will become fully exercisable. The total expense associated with his retirement, primarily consisting of the fair market value of these modified awards, is expected to be approximately $4,600,000, which will be expensed principally in the first quarter of fiscal 2010.

Pursuant to the terms of the Agreement, Mr. Lester will provide consulting and advisory services from his Retirement Date through December 2012. During the consulting period, Mr. Lester will, at our request, advise and assist on such matters as store real estate strategy, negotiations with real estate lessors, seasonal assortments and layouts, and outreach to shareholders. The Agreement also provides that Mr. Lester will not, among other things, compete with the company or attempt to hire our employees. During this consulting period, Mr. Lester will receive an annualized payment of $500,000 per year, reasonable administrative support and reimbursement for reasonable expenses incurred in connection with his services.

Additionally, Mr. Lester will be granted units representing the right to receive 125,000 shares of our common stock in addition to receiving cash payments representing the value of 125,000 shares of our common stock, in each case, which will vest monthly over the consulting period. In the event we terminate the consulting agreement as a result of Mr. Lester’s material breach of the Agreement, death, permanent disability or a change in control transaction in which the Agreement is not assumed, any unvested portion of these stock units or cash payments will be forfeited. The common stock award and cash award were initially measured at fair market value, or approximately $5,000,000, and will be expensed over the consulting period through December 2012. The unvested shares and cash awards will be re-measured at fair market value every reporting period.

Note N: Infrastructure Cost Reduction Program

On January 21, 2009, we announced a series of actions completed during the fourth quarter of fiscal 2008 to reduce our fiscal 2009 fixed and semi-fixed overhead costs by approximately $75,000,000. These actions included an approximate 18% reduction in company-wide full time headcount (approximately 1,400 positions), the closure of our Camp Hill, Pennsylvania customer care center and the closure of a 500,000 square foot distribution facility in Memphis, Tennessee. In connection with this cost reduction program, we incurred approximately $12,734,000 in severance and lease termination related expenses in the fourth quarter of fiscal 2008. Approximately $2,390,000 of these expenses was recorded within cost of goods sold and $10,344,000 was recorded within selling, general and administrative expenses.

Note O: Segment Reporting

We have two reportable segments, retail and direct-to-customer. The retail segment has five merchandising concepts which sell products for the home (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). The five retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. The direct-to-customer segment has six merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm and Williams-Sonoma Home) and sells similar products through our seven direct mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). Management’s expectation is that the overall economic characteristics of each of our major concepts within each reportable segment will be similar over time based on management’s judgment that the operating segments have had similar historical economic characteristics and are expected to have similar long-term financial performance in the future.

These reportable segments are strategic business units that offer similar home-centered products. They are managed separately because the business units utilize two distinct distribution and marketing strategies. Based on management’s best estimate, our operating segments include allocations of certain expenses, including advertising and employment costs, to the extent they have been determined to benefit both channels. These operating segments are aggregated at the channel level for reporting purposes due to the fact that our brands are interdependent for economies of scale and we do not maintain fully allocated income statements at the brand level. As a result, material financial decisions related to the brands are made at the channel level. Furthermore, it is not practicable for us to report revenue by product group.

We use earnings before unallocated corporate overhead, interest and taxes to evaluate segment profitability. Unallocated costs before income taxes include corporate employee-related costs, occupancy expenses (including depreciation expense), administrative costs and third party service costs, primarily in our corporate systems, corporate facilities and other administrative departments. Unallocated assets include the net book value of corporate facilities and related information systems, deferred income taxes, other corporate long-lived assets and corporate cash and cash equivalents.

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail[1]	Direct-to- Customer	Unallocated	Total
2009 (52 Weeks)
Net revenues	$1,878,034	$1,224,670	$—	$3,102,704
Depreciation and amortization expense	97,978	20,965	32,853	151,796
Earnings (loss) before income taxes[2,3]	133,486	210,702	(223,899)	120,289

Assets[4]	900,574	258,188	920,407	2,079,169
Capital expenditures	43,095	12,991	16,177	72,263
2008 (52 Weeks)
Net revenues	$1,962,498	$1,398,974	$—	$3,361,472
Depreciation and amortization expense	99,065	21,142	27,876	148,083
Earnings (loss) before income taxes[5,6]	41,293	183,237	(182,577)	41,953

Assets[4]	1,047,448	295,022	592,994	1,935,464
Capital expenditures	145,456	17,283	29,050	191,789
2007 (53 Weeks)
Net revenues	$2,281,218	$1,663,716	$—	$3,944,934
Depreciation and amortization expense	96,129	19,328	25,244	140,701
Earnings (loss) before income taxes	253,834	267,470	(204,964)	316,340

Assets[4]	1,143,910	378,520	571,424	2,093,854
Capital expenditures	134,158	24,393	53,473	212,024
[1]	Net revenues include $84.2 million, $79.9 million and $87.3 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, related to our foreign operations.
[2]	Includes asset impairment and lease termination charges of $35.0 million in the retail channel related to our underperforming retail stores.
[3]

Unallocated costs before income taxes includes $7.6 million in lease termination charges related to the exit of excess distribution capacity and a $1.9 million benefit representing Visa/MasterCard litigation settlement income.

[4]	Includes $29.6 million, $28.3 million and $30.7 million of long-term assets in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, related to our foreign operations.
[5]

In the retail channel, includes asset impairment charges of $34.0 million related to our underperforming retail stores and a $9.4 million benefit related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its original expiration.

[6]

Unallocated costs before income taxes in fiscal 2008 includes an approximate $16.0 million benefit related to a gain on sale of our corporate aircraft, an $11.0 million benefit related to the reversal of expense associated with certain performance-based stock awards and severance and lease termination related costs of $12.7 million associated with our infrastructure cost reduction program (See Note N).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Williams-Sonoma, Inc.:

We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of January 31, 2010 and February 1, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010. We also have audited the Company’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of January 31, 2010 and February 1, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of

January 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

April 1, 2010

Quarterly Financial Information

(Unaudited)

Dollars in thousands, except per share amounts
Fiscal 2009 (52 Weeks)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	[1]	Full Year
Net revenues	$611,615	$672,114		$729,297	$1,089,678		$3,102,704
Gross margin	183,963	215,341		252,852	451,081		1,103,237
Earnings (loss) before income taxes[2,3]	(29,511)	57		9,115	140,628		120,289
Net earnings (loss)	(18,705)	399		7,327	88,421		77,442
Basic earnings (loss) per share[4]	$ (0.18)	$0.00		$0.07	$0.83		$0.73
Diluted earnings (loss) per share[4]	$ (0.18)	$0.00		$0.07	$0.81		$0.72
Stock price (as of quarter-end)[5]	$ 13.11	$14.06		$18.78	$18.98		$18.98
Fiscal 2008 (52 Weeks)	First Quarter [6]	Second Quarter	[7]	Third Quarter [8]	Fourth Quarter	[9]	Full Year
Net revenues	$781,784	$819,621		$752,052	$1,008,015		$3,361,472
Gross margin	276,219	278,847		240,480	339,626		1,135,172
Earnings before income taxes[10]	17,062	25,233		(19,536)	19,194		41,953
Net earnings	10,447	18,384		(10,998)	12,191		30,024
Basic earnings per share[4]	$ 0.10	$0.17		$(0.10)	$0.12		$0.28
Diluted earnings per share[4]	$ 0.10	$0.17		$(0.10)	$0.12		$0.28
Stock price (as of quarter-end)[5]	$ 26.10	$17.47		$8.28	$7.92		$7.92
[1]	Includes a pre-tax benefit of $1,900,000 in the fourth quarter representing Visa/MasterCard litigation settlement income.
[2]

Includes pre-tax impairment and lease termination charges of $6,127,000 in the first quarter, $7,246,000 in the second quarter, $12,156,000 in the third quarter and $9,495,000 in the fourth quarter related to our underperforming retail stores.

[3]	Includes pre-tax lease termination charges of $1,335,000 in the second quarter and $6,245,000 in the third quarter related to the exit of excess distribution capacity
[4]	The sum of the quarterly net earnings per share amounts will not necessarily equal the annual net earnings per share as each quarter is calculated independently.
[5]	Stock prices represent our common stock price at the close of business on the Friday before our fiscal quarter-end.
[6]

Includes a net pre-tax benefit of $9,350,000 in selling, general and administrative expense related to an incentive payment from a landlord to compensate us for terminating a store lease prior to its expiration.

[7]	Includes a pre-tax benefit of approximately $16,000,000 in selling, general and administrative expense related to the sale of our corporate aircraft.
[8]	Includes a pre-tax benefit of $11,023,000 in selling, general and administrative expense associated with the reversal of performance-based stock compensation expense.
[9]	Includes a pre-tax expense of $2,390,000 in cost of goods sold and $10,344,000 in selling, general and administrative expense related to our infrastructure cost reduction program.
[10]

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

Evaluation of Disclosure Controls and Procedures

As of January 31, 2010, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities

Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, our management concluded that, as of January 31, 2010, our internal control over financial reporting is effective.

Our independent registered public accounting firm audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on the Company’s internal control over financial reporting. Their report appears on pages 63 through 64 of this Annual Report on Form 10-K.

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

The following consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 7:

Consolidated Statements of Earnings for the fiscal years ended January 31, 2010, February 1, 2009 and February 3, 2008

Consolidated Balance Sheets as of January 31, 2010 and February 1, 2009

Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 31, 2010, February 1, 2009 and February 3, 2008

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2010, February 1, 2009 and February 3, 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Information

(a)(2)	Financial Statement Schedules: Schedules have been omitted because they are not required or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.

(a)(3)	Exhibits: See Exhibit Index on pages 70 through 78.

(b)	Exhibits: See Exhibit Index on pages 70 through 78.

(c)	Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS-SONOMA, INC.

Date: April 1, 2010	By	/s/ W. HOWARD LESTER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2010	/s/ W. HOWARD LESTER
W. Howard Lester
Chairman of the Board of Directors and Chief Executive Officer
(principal executive officer)

Date: April 1, 2010	/s/ SHARON L. MCCOLLAM
Sharon L. McCollam
Executive Vice President, Chief Operating and Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: April 1, 2010	/s/ ADRIAN D.P. BELLAMY
Adrian D.P. Bellamy
Director

Date: April 1, 2010	/s/ PATRICK J. CONNOLLY
Patrick J. Connolly
Director

Date: April 1, 2010	/s/ ADRIAN T. DILLON
Adrian T. Dillon
Director

Date: April 1, 2010	/s/ ANTHONY A. GREENER
Anthony A. Greener
Director

Date: April 1, 2010	/s/ TED W. HALL
Ted W. Hall
Director

Date: April 1, 2010	/s/ MICHAEL R. LYNCH
Michael R. Lynch
Director

Date: April 1, 2010	/s/ RICHARD T. ROBERTSON
Richard T. Robertson
Director

Date: April 1, 2010	/s/ DAVID B. ZENOFF
David B. Zenoff
Director

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE

FISCAL YEAR ENDED JANUARY 31, 2010

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

ARTICLES OF INCORPORATION AND BYLAWS

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)

3.2	Certificate of Amendment of Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

3.3	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated April 29, 2002 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2004 as filed with the Commission on September 10, 2004, File No. 001-14077)

3.4	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated as of July 22, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)

3.5	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 22, 2007, File No. 001-14077)

FINANCING AGREEMENTS

10.1*	Fourth Amended and Restated Credit Agreement, dated October 4, 2006, between the Company and Bank of America, N.A., as administrative agent, L/C Issuer and lender of swing line advances, Banc of America Securities LLC, as sole lead arranger and sole book manager, The Bank of New York and Wells Fargo Bank N.A., as co-syndication agents, JPMorgan Chase Bank, N.A. and Union Bank of California, N.A., as co-documentation agents, and the lenders party thereto

10.2	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of December 3, 2008, by and among Company, Bank of America, N.A., as Administrative Agent, L/C Issuer and lender of swingline advances, each of the lenders party thereto, and each of the subsidiary guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 4, 2008, File No. 001-14077)

10.3	Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.4	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

10.5	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.6	Third Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.7	Fourth Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.8	Fifth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

10.9	Sixth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2009 as filed with the Commission on December 12, 2009, File No. 001-14077)

10.10	Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

10.11	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

10.12	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.13	Third Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.14	Fourth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

10.15	Fifth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2009 as filed with the Commission on December 11, 2009, File No. 001-14077)

10.16	Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.17	First Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.18	Second Amendment, dated as of July 20, 2007, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.19	Third Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.20	Fourth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

10.21	Fifth Amendment, dated as of April 13, 2009, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 3, 2009 as filed with the Commission on June 12, 2009, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.22	Sixth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2009 as filed with the Commission on December 11, 2009, File No. 001-14077)

10.23	Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.24	First Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.25	Second Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.26	Third Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

10.27	Fourth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2009 as filed with the Commission on December 11, 2009, File No. 001-14077)

STOCK PLANS

10.28+	Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 as filed with the Commission on April 15, 2005, File No. 001-14077)

10.29+	Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)

10.30+	Amended and Restated Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 99(D)(1) Schedule TO as filed with the Commission on March 16, 2009, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.31+	Forms of Notice of Grant and Stock Option Agreement under the Company’s 1993 Stock Option Plan, 2000 Nonqualified Stock Option Plan and 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004, File No. 001-14077)

10.32+	Form of Amended and Restated 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for 2006 Employee Grants (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.33+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Term Sheet for Director Grants (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2007 as filed with the Commission on September 7, 2007, File No. 001-14077)

10.34+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2008 as filed with the Commission on June 11, 2008, File No. 001-14077)

10.35+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 20, 2006, File No. 001-14077)

10.36+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Director Grants (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.37+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for CEO Grant (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.38+	Restricted Stock Unit Award Agreement with W. Howard Lester dated January 25, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on January 26, 2010, File No. 001-14077)

OTHER INCENTIVE PLANS

10.39+	2001 Incentive Bonus Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 11, 2008, File No. 001-14077)

10.40+	Williams-Sonoma, Inc. Pre-2005 Executive Deferral Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.41+	Williams-Sonoma, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.42+	Williams-Sonoma, Inc. 401(k) Plan, as amended and restated effective January 1, 2002, except as otherwise noted, and including amendments effective through August 1, 2007 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.43+	Amendment to the Williams-Sonoma, Inc. 401(k) Plan dated November 6, 2008 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.44+	January 2009 Amendment to the Williams-Sonoma, Inc. 401(k) Plan dated January 20, 2009 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

PROPERTIES

10.45	Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1983 as filed with the Commission on October 14, 1983, File No. 000-12704)

10.46	First Amendment, dated December 1, 1985, to the Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1986 as filed with the Commission on May 2, 1986, File No. 000-12704)

10.47	Second Amendment, dated December 1, 1993, to the Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)

10.48	Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 1990 as filed with the Commission on December 12, 1990, File No. 000-12704)

10.49	First Amendment, dated December 22, 1993, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee between the Company and Hewson-Memphis Partners, dated as of August 1, 1990 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.50	Second Amendment, dated September 1, 1994, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994, File No. 000-12704)

10.51	Third Amendment, dated October 24, 1995, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.2E to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)

10.52	Fourth Amendment, dated February 1, 1996, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

10.53	Fifth Amendment to Sublease, dated March 1, 1999, incorrectly titled Fourth Amendment to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

10.54	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

10.55	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.56	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

10.57	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and SPI WS II, LLC (the successor-in-interest to Hewson/Desoto Partners, L.L.C.) as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

EMPLOYMENT AGREEMENTS

10.58+	Employment Agreement between the Company and Laura Alber, dated March 19, 2001 (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

10.59+	Amendment, dated as of November 11, 2008, to Employment Agreement between the Company and Laura Alber, dated March 19, 2001 (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.60+	Employment Agreement between the Company and Sharon McCollam, dated December 28, 2002 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 as filed with the Commission on April 15, 2005, File No. 001-14077)

10.61+	Amendment, dated as of November 11, 2008, to Employment Agreement between the Company and Sharon McCollam, dated December 28, 2002 (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.62+	Retirement and Consulting Agreement, dated as of January 25, 2010, between the Company and Howard Lester (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 26, 2010, File No. 001-14077)

OTHER AGREEMENTS

10.63	Aircraft Lease Agreement between WHL Management LLC and the Company, dated May 16, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2008 as filed with the Commission on September 12, 2008, File No. 001-14077)

10.64	Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2009 as filed with the Commission on September 11, 2009, File No. 001-14077)

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.