Form 10-Q
period 2010-05-02
WILLIAMS SONOMA INC
filed 2010-06-11
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2010.

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

As of May 30, 2010, 108,161,793 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 2, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	May 2, 2010	January 31, 2010	May 3, 2009
ASSETS
Current assets
Cash and cash equivalents	$404,853	$513,943	$95,704
Restricted cash	12,500	-	-
Accounts receivable, net	34,581	44,187	42,464
Merchandise inventories, net	502,387	466,124	548,137
Prepaid catalog expenses	36,773	32,777	37,214
Prepaid expenses	38,147	22,109	61,596
Deferred income taxes	92,287	92,195	90,390
Other assets	7,938	8,858	8,516
Total current assets	1,129,466	1,180,193	884,021
Property and equipment, net	800,963	829,027	917,273
Non-current deferred income taxes	50,228	53,809	38,173
Other assets, net	16,103	16,140	15,002
Total assets	$1,996,760	$2,079,169	$1,854,469
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$177,938	$188,241	$130,226
Accrued salaries, benefits and other	78,093	107,710	63,002
Customer deposits	186,066	195,185	186,229
Income taxes payable	4,278	48,260	48
Current portion of long-term debt	1,587	1,587	14,702
Other liabilities	23,021	22,499	19,249
Total current liabilities	470,983	563,482	413,456
Deferred rent and lease incentives	228,792	241,300	258,327
Long-term debt	8,642	8,672	10,231
Other long-term obligations	57,948	54,120	50,040
Total liabilities	766,365	867,574	732,054
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	-	-	-
Common stock, $.01 par value, 253,125 shares authorized 107,931, 106,962 and 105,694 shares issued and outstanding at May 2, 2010, January 31, 2010 and May 3, 2009, respectively	1,079	1,070	1,057
Additional paid-in capital	460,713	448,848	421,210
Retained earnings	756,521	751,290	693,531
Accumulated other comprehensive income	12,082	10,387	6,617
Total shareholders’ equity	1,230,395	1,211,595	1,122,415
Total liabilities and shareholders’ equity	$1,996,760	$2,079,169	$1,854,469

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
Dollars and shares in thousands, except per share amounts	May 2, 2010	May 3, 2009
Net revenues	$717,637	$611,615
Cost of goods sold	447,079	427,652
Gross margin	270,558	183,963
Selling, general and administrative expenses	238,097	213,204
Interest (income) expense, net	128	270
Earnings (loss) before income taxes	32,333	(29,511)
Income tax expense (benefit)	12,795	(10,806)
Net earnings (loss)	$19,538	$(18,705)
Basic earnings (loss) per share	$0.18	$(0.18)
Diluted earnings (loss) per share	$0.18	$(0.18)
Shares used in calculation of earnings (loss) per share:
Basic	107,129	105,669
Diluted	109,639	105,669

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
Dollars in thousands	May 2, 2010	May 3, 2009
Cash flows from operating activities:
Net earnings (loss)	$19,538	$(18,705)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,002	36,319
Loss on disposal of assets	275	682
Impairment of assets	2,032	4,139
Amortization of deferred lease incentives	(11,910)	(7,815)
Deferred income taxes	(3,582)	(2,085)
Tax benefit from exercise of stock-based awards	7,035	16
Stock-based compensation expense	8,756	5,221
Changes in:
Accounts receivable	9,688	(5,037)
Merchandise inventories	(35,660)	25,089
Prepaid catalog expenses	(3,996)	(790)
Prepaid expenses and other assets	(15,201)	(14,345)
Accounts payable	(5,832)	(26,971)
Accrued salaries, benefits and other current and long-term liabilities	(26,026)	(11,092)
Customer deposits	(9,418)	(6,079)
Deferred rent and lease incentives	(1,025)	1,304
Income taxes payable	(43,982)	(64)
Net cash used in operating activities	(70,306)	(20,213)
Cash flows from investing activities:
Purchases of property and equipment	(17,431)	(20,636)
Restricted cash deposits	(12,500)	-
Other	23	90
Net cash used in investing activities	(29,908)	(20,546)
Cash flows from financing activities:
Repayments of long-term obligations	(30)	(28)
Net proceeds from exercise of stock-based awards	8,487	298
Tax withholdings related to stock-based awards	(7,285)	-
Excess tax benefit from exercise of stock-based awards	2,836	-
Payment of dividends	(12,901)	(12,779)
Other	-	(33)
Net cash used in financing activities	(8,893)	(12,542)
Effect of exchange rates on cash and cash equivalents	17	183
Net decrease in cash and cash equivalents	(109,090)	(53,118)
Cash and cash equivalents at beginning of period	513,943	148,822
Cash and cash equivalents at end of period	$404,853	$95,704

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended May 2, 2010 and May 3, 2009

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of May 2, 2010 and May 3, 2009 and the condensed consolidated statements of operations and statements of cash flows for the thirteen weeks then ended have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of January 31, 2010, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

The results of operations for the thirteen weeks ended May 2, 2010 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

NOTE B. BORROWING ARRANGEMENTS

Credit Facility

We have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The revolving line of credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense “EBITDAR”), a minimum fixed charge coverage ratio (calculated as EBITDAR to total fixed charges), and covenants limiting our ability to repurchase shares of stock or increase our dividend, in addition to covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility also contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our subsidiaries that have guaranteed our credit facility to pay the full amount of our obligations under the credit facility. As of May 2, 2010, we were in compliance with our financial covenants under the credit facility and, based on current projections, expect to be in compliance throughout fiscal 2010. The credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio, or (ii) LIBOR plus a margin based on our leverage ratio. No amounts were outstanding under the credit facility as of May 2, 2010 or May 3, 2009. Additionally, as of May 2, 2010,

$15,180,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Restricted Cash

On April 16, 2010, we entered into a Collateral Trust Agreement (the “Agreement”) to replace a portion of our standby letters of credit, which secure the liabilities associated with our workers’ compensation and other insurance programs. Under the Agreement, we are obligated to fund the trust with an initial deposit of $12,500,000 and to reinvest interest income up to a maximum of 110% of the initial deposit thereby guaranteeing our obligation for any losses below our insurance deductibles. The Agreement is renewable annually and is cancellable upon 90 days written notice with the insurance provider’s and our mutual consent. As of May 2, 2010, restricted cash related to the Agreement was $12,500,000.

Letter of Credit Facilities

We have four unsecured commercial letter of credit reimbursement facilities, each of which matures on September 3, 2010. The aggregate credit available under all letter of credit facilities is $125,000,000. The letter of credit facilities contain covenants and provide for events of default that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of May 2, 2010, an aggregate of $24,918,000 was outstanding under the letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 31, 2011.

Long-Term Debt

As of May 2, 2010, we had $10,229,000 of long-term debt obligations, consisting primarily of the bond-related debt associated with one of our Memphis-based distribution facilities, which accrues interest based on a variable rate. As of May 2, 2010, the carrying value of our long-term debt approximates fair value.

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

On May 26, 2010, our shareholders approved an amendment and restatement of the Plan to, among other things, increase the shares issuable by 2,500,000 shares and extend the term to 2020.

Stock-Based Compensation Expense

We measure and record stock-based compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method. During the thirteen weeks ended May 2, 2010 and May 3, 2009, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $8,756,000 and $5,221,000, respectively.

Stock Options

The following table summarizes our stock option activity during the thirteen weeks ended May 2, 2010:

Shares
Balance at January 31, 2010	2,613,132
Granted	-
Exercised	(799,832)
Canceled	(2,600)
Balance at May 2, 2010	1,810,700
Vested at May 2, 2010	1,770,820
Vested plus expected to vest at May 2, 2010	1,810,133

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the thirteen weeks ended May 2, 2010:

Shares
Balance at January 31, 2010	4,547,975
Granted	359,375
Converted	(262,600)
Canceled	(36,595)
Balance at May 2, 2010	4,608,155
Vested at May 2, 2010	1,119,475
Vested plus expected to vest at May 2, 2010	4,004,865

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirteen weeks ended May 2, 2010:

Shares
Balance at January 31, 2010	1,887,160
Granted	1,084,737
Released	(350,461)
Canceled	(17,338)
Balance at May 2, 2010	2,604,098
Vested plus expected to vest at May 2, 2010	2,187,162

NOTE D. COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the thirteen weeks ended May 2, 2010 and May 3, 2009 was as follows:

	Thirteen Weeks Ended
Dollars in thousands	May 2, 2010	May 3, 2009
Net earnings (loss)	$19,538	$(18,705)
Other comprehensive income
Foreign currency translation adjustment	1,693	1,108
Comprehensive income (loss)	$21,231	$(17,597)

NOTE E. EARNINGS (LOSS) PER SHARE

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

The following is a reconciliation of net earnings (loss) and the number of shares used in the basic and diluted earnings (loss) per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings (Loss)	Weighted Average Shares	Earnings (Loss) Per Share
Thirteen weeks ended May 2, 2010
Basic	$19,538	107,129	$0.18
Effect of dilutive stock-based awards		2,510
Diluted	$19,538	109,639	$0.18
Thirteen weeks ended May 3, 2009
Basic	$(18,705)	105,669	$(0.18)
Effect of dilutive stock-based awards [1]		-
Diluted	$(18,705)	105,669	$(0.18)

1 Due to the net loss recognized for the thirteen weeks ended May 3, 2009, all stock-based awards were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock-based awards of 3,135,000 and 9,877,000 for the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively, were not included in the computation of diluted earnings (loss) per share, as their inclusion would be anti-dilutive.

NOTE F. ASSET IMPAIRMENT AND LEASE TERMINATION CHARGES

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

During the thirteen weeks ended May 2, 2010, we recorded expense of approximately $6,037,000 associated with asset impairment and early lease termination charges for underperforming retail stores, of which $5,579,000 is recorded within selling, general and administrative expenses, and the remainder of which is recorded within cost of goods sold.

During the thirteen weeks ended May 3, 2009, we recorded expense of approximately $6,127,000 associated with asset impairment and early lease termination charges for underperforming retail stores, of which $6,082,000 is recorded within selling, general and administrative expenses, and the remainder of which is recorded within cost of goods sold.

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

We use earnings before unallocated corporate overhead, interest and taxes to evaluate segment profitability. Unallocated costs before income taxes include corporate employee-related costs, occupancy expenses (including depreciation expense), administrative costs and third party service costs, primarily in our corporate administrative, corporate systems and corporate facilities departments. Unallocated assets include the net book value of corporate facilities and related information systems, deferred income taxes, other corporate long-lived assets and corporate cash and cash equivalents.

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail [1]	Direct-to- Customer	Unallocated	Total
Thirteen weeks ended May 2, 2010
Net revenues	$411,780	$305,857	$-	$717,637
Depreciation and amortization expense	26,072	5,384	7,546	39,002
Earnings (loss) before income taxes[2,3]	22,580	68,611	(58,858)	32,333
Assets[4]	906,268	265,736	824,756	1,996,760
Capital expenditures	7,934	3,756	5,741	17,431
Thirteen weeks ended May 3, 2009
Net revenues	$357,379	$254,236	$-	$611,615
Depreciation and amortization expense	23,319	5,335	7,665	36,319
Earnings (loss) before income taxes[2]	(13,710)	29,982	(45,783)	(29,511)
Assets[4]	1,025,833	282,597	546,039	1,854,469
Capital expenditures	14,169	3,101	3,366	20,636

1 Includes net revenues in the retail channel of $20.4 million and $13.5 million in the first quarter of fiscal 2010 and fiscal 2009, respectively, related to our foreign operations.

2 Includes asset impairment and lease termination charges in the retail channel of approximately $6.0 million and $6.1 million in the first quarter of fiscal 2010 and fiscal 2009, respectively, related to asset impairment and early lease termination charges for underperforming retail stores.

3 Unallocated costs before income taxes includes $3.3 million related to the retirement of our Chief Executive Officer.

4 Includes $30.0 million and $29.2 million of long-term assets as of May 2, 2010 and May 3, 2009, respectively, related to our foreign operations.

NOTE H: RETIREMENT AND CONSULTING AGREEMENT

On January 25, 2010, the independent members of the Board of Directors (the “Board”) of Williams-Sonoma, Inc. (the “Company”) approved the Company’s entry into a Retirement and Consulting Agreement (the “Agreement”) with W. Howard Lester, the Company’s Chairman and Chief Executive Officer. Pursuant to the terms of the Agreement, Mr. Lester retired as Chairman and Chief Executive Officer and as a member of the Board on May 26, 2010. Upon his retirement and in recognition of his contributions to the Company, Mr. Lester, among other things, received accelerated vesting of his outstanding stock options, stock-settled stock appreciation rights and restricted stock units. The total expense recorded in the thirteen weeks ended May 2, 2010 associated with Mr. Lester’s retirement was approximately $3,347,000.

NOTE I. CONSOLIDATION OF MEMPHIS-BASED DISTRIBUTION FACILITIES

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of W. Howard Lester, our Chairman of the Board of Directors and Chief Executive Officer through May 26, 2010 (Chairman Emeritus thereafter) and James A. McMahan, a Director Emeritus and a significant shareholder. Partnership 1 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties.

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

Both partnerships financed the construction of the distribution facilities and related addition through the sale of industrial development bonds. Quarterly interest and annual principal payments on the bonds are required through maturity and the terms of the lease automatically renew on an annual basis until the bonds are fully repaid. The two partnerships described above qualify as variable interest entities (“VIEs”) due to their related party relationship with us and our obligation to renew the leases until the bonds are fully repaid. Accordingly, the two related party VIE partnerships, from which we lease our Memphis-based distribution facilities, are consolidated by us. As of May 2, 2010, our consolidated balance sheet includes $15,600,000 in assets (primarily buildings), $9,800,000 in debt and $5,800,000 in other long-term liabilities related to these leases. We have no other VIE relationships which meet the criteria for consolidation.

In June 2009, the Financial Accounting Standards Board issued guidance to revise the approach to determine when a VIE should be consolidated. The new consolidation model for VIEs considers whether an entity has the power to direct activities that most significantly impact the VIE’s economic performance and share in the risks and rewards that could potentially be significant to the entity. This guidance requires companies to continually reassess their VIEs to determine if consolidation is appropriate and, where necessary, provide additional disclosures. We implemented this guidance on February 1, 2010 and did not change our previous conclusions regarding consolidation of our VIEs.

NOTE J. COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include: projections of earnings, revenues or financial items, statements related to the impact of accounting changes; statements related to our expected effective tax rate; statements related to our plans to identify new opportunities to build brand awareness and customer engagement; statements related to our expertise in utilizing the flexibility of our new e-commerce platform and database marketing tools in site merchandising, optimizing natural search and engaging in social media; statements related to our progress in our occupancy reduction initiatives; statements related to our continuing to capitalize on the benefits of our 2009 initiatives that have not yet been fully realized and our focus on the five key initiatives that are driving our momentum today; statements related to future store profitability and fluctuations in our comparable store sales; statements related to our plans to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, purchases of property and equipment, and dividend payments; statements related to our compliance with bank covenants; statements related to our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; statements related to our planned investments in the purchase of property and equipment, systems development projects, and distribution, facility infrastructure and other projects; statements related to the future payment of dividends; statements related to our plans to enter into foreign currency contracts; statements of the plans, strategies and objectives of management for future operations; statements related to the future performance of our brands; statements related to macroeconomic and retail trends; statements related to assessing the long-term strategy for the Williams-Sonoma Home brand; statements related to opening franchised stores internationally, including two stores in Kuwait in the second quarter of fiscal 2010; our belief that the franchise model presents a significant opportunity to expand the reach of our brands outside of North America; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

OVERVIEW

We are a specialty retailer of products for the home. The retail segment of our business sells our products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma Home). The direct-to-customer segment of our business sells similar products through our seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Williams-Sonoma Home) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). Based on their contribution to our net revenues, the core brands in both the retail and direct-to-customer channels are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cooking and entertaining essentials; and Pottery Barn Kids, which sells stylish children’s furnishings.

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended May 2, 2010 (“first quarter of fiscal 2010”), as compared to the thirteen weeks ended May 3, 2009 (“first quarter of fiscal 2009”), should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

First Quarter of Fiscal 2010 Financial Results

During the first quarter of fiscal 2010, our net revenues increased 17.3% to $717,637,000 from $611,615,000 in the first quarter of fiscal 2009. Diluted earnings per share in the first quarter of fiscal 2010 increased $0.36 to $0.18 (including a $0.03 per diluted share charge associated with underperforming retail stores and a $0.02 per diluted share charge related to the retirement of our Chief Executive Officer) compared to a diluted loss per share in the first quarter of fiscal 2009 of $0.18 (including a $0.04 per diluted share charge associated with underperforming retail stores). We also ended the quarter with cash and cash equivalents of $404,853,000, the highest first quarter cash balance in our history. While cost containment and inventory management were critical, there was equal focus on our brand proposition and the customer experience. Collectively, these initiatives transformed our business and we are now a structurally more profitable and efficient company as demonstrated by these results.

Retail net revenues in the first quarter of fiscal 2010 increased $54,401,000, or 15.2%, compared to the first quarter of fiscal 2009. This increase was driven by a 17.0% increase in comparable stores sales, partially offset by a 2.7% year-over-year reduction in retail leased square footage, including 20 net fewer stores. Increased net revenues during the quarter were driven by the Pottery Barn, Williams-Sonoma, Pottery Barn Kids and West Elm brands.

Direct-to-customer net revenues in the first quarter of fiscal 2010 increased $51,621,000, or 20.3%, compared to the first quarter of fiscal 2009. This increase was due to net revenues generated in the Pottery Barn, Pottery Barn Kids and PBteen brands, despite a decrease in catalog and page circulation of 2.7% and 4.0%, respectively. In addition, internet net revenues increased 23.6% to $239,988,000 for the first quarter of fiscal 2010 compared to $194,144,000 for the first quarter of fiscal 2009.

In our core brands, net revenues in the first quarter of fiscal 2010 increased by 18.6% compared to the first quarter of fiscal 2009. Pottery Barn and Pottery Barn Kids saw the greatest improvement. In the Pottery Barn brand, net revenues increased 24.7% with ongoing momentum in both the retail and direct-to-customer channels. In Pottery Barn Kids, net revenues increased 20.6%, primarily due to strong e-commerce sales. This net revenue increase was partially offset by a 9% reduction in retail leased square footage. In the Williams-Sonoma brand, net revenues increased 8.4% and we saw selling margins improve. Comparable store sales growth was 23.3%, 22.9% and 10.6% for the Pottery Barn, Pottery Barn Kids and Williams-Sonoma brands, respectively.

In our emerging brands (including West Elm, PBteen and Williams-Sonoma Home), net revenues in the first quarter of fiscal 2010 increased 10.7% compared to the first quarter of fiscal 2009, driven by increasing net revenues in West Elm and PBteen.

In the Williams-Sonoma Home brand, we continued to make progress on our plan to restructure the unprofitable segments of the business, including the operations of our 11 retail stores. Throughout the quarter, we continued to aggressively manage our inventory and maintain strong controls over our expenses.

First Quarter of Fiscal 2010 Operational Results

In supply chain, we continued to capitalize on the benefits from the initiatives we rolled out in fiscal 2009, including reductions in our replacement and damages expense, expanding our upholstered furniture operations, and aggressively managing inventory flow. At the end of the first quarter of fiscal 2010, merchandise inventory had decreased $45,750,000 to $502,387,000 compared to the first quarter of fiscal 2009.

In direct marketing, we have continued to shift our investment from marginal catalog circulation to internet marketing which is driving incremental growth and new customer acquisition. E-commerce is our fastest growing and most profitable channel and we continue to identify new opportunities to build brand awareness and customer engagement through search, e-mail modeling, affiliate programs and enhanced functionality.

In information technology, we continued to leverage the late 2009 launch of our new e-commerce platform and database marketing tools and are gaining more expertise in utilizing its flexibility in site merchandising, optimizing natural search and further engaging in social media.

In real estate, we continue to make progress on our occupancy reduction initiatives by reducing our year-over-year occupancy expenses, including permanently closing 18 stores during fiscal 2010.

Lastly, during the quarter we opened our first franchised Pottery Barn and Pottery Barn Kids stores in Dubai and will open two additional stores in Kuwait in the second quarter of fiscal 2010. We believe with this business model, there is a significant opportunity to expand the reach of our brands outside of North America.

Fiscal 2010

As we look forward to the balance of the year, based on the continuing momentum we are seeing in our business today, we now expect to see net revenue growth of 6% to 9% and diluted earnings per share of approximately

$1.33 to $1.42 in fiscal 2010. We will also continue to capitalize on the benefits of our 2009 initiatives that have not yet been fully realized and focus on the five key initiatives that are driving our momentum today including: implementing innovative growth strategies to capture market share; delivering superior customer service; executing our catalog and internet marketing initiatives; driving supply chain efficiencies; and maximizing profitability and cash flow.

Lastly, subsequent to quarter end in May 2010, our Board of Directors authorized an increase in our quarterly cash dividend from $0.13 to $0.15 per common share and a share repurchase program to purchase up to $60,000,000 of the Company’s outstanding common stock.

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

The following table summarizes our net revenues for the first quarter of fiscal 2010 and fiscal 2009:

	Thirteen Weeks Ended
Dollars in thousands	May 2, 2010	% Total	May 3, 2009	% Total
Retail revenues	$411,780	57.4%	$357,379	58.4%
Direct-to-customer revenues	305,857	42.6%	254,236	41.6%
Net revenues	$717,637	100.0%	$611,615	100.0%

Net revenues in the first quarter of fiscal 2010 increased by $106,022,000, or 17.3%, compared to the first quarter of fiscal 2009. This was driven by increasing revenues in the Pottery Barn, Pottery Barn Kids and Williams-Sonoma brands, primarily due to comparable store sales growth of 17.0%, partially offset by a 2.7% year-over-year reduction in retail leased square footage, including 20 net fewer stores and a decrease in catalog and page circulation of 2.7% and 4.0%, respectively.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended
Dollars in thousands	May 2, 2010	May 3, 2009
Retail revenues	$411,780	$357,379
Retail revenue growth (decline)	15.2%	(17.6%	)
Comparable store sales growth (decline)	17.0%	(21.0%	)
Number of stores - beginning of period	610	627
Number of new stores	3	7
Number of new stores due to remodeling[1]	4	2
Number of closed stores due to remodeling[1]	(2)	(3)
Number of permanently closed stores	(5)	(3)
Number of stores - end of period	610	630
Store selling square footage at period-end	3,754,000	3,876,000
Store leased square footage (“LSF”) at period-end	6,066,000	6,237,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the period due to square footage expansion, store modification or relocation.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	January 31, 2010	Openings	Closings	May 2, 2010	May 3, 2009	May 2, 2010	May 3, 2009
Williams-Sonoma	259	1	(1)	259	263	6,300	6,300
Pottery Barn	199	2	(2)	199	204	13,000	12,900
Pottery Barn Kids	87	-	(2)	85	95	8,100	8,000
West Elm	36	2	(1)	37	39	17,000	17,300
Williams-Sonoma Home	11	-	-	11	11	13,200	13,200
Outlets	18	2	(1)	19	18	19,100	20,300
Total	610	7	(7)	610	630	9,900	9,900

Retail net revenues in the first quarter of fiscal 2010 increased $54,401,000, or 15.2%, compared to the first quarter of fiscal 2009. This increase was driven by a 17.0% increase in comparable stores sales, partially offset by a 2.7% year-over-year reduction in retail leased square footage, including 20 net fewer stores. Increased net revenues during the quarter were driven by the Pottery Barn, Williams-Sonoma, Pottery Barn Kids and West Elm brands.

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes new store openings, store remodelings and expansions. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are of sufficient size to evaluate the performance of the retail strategy. Therefore, in both fiscal 2010 and fiscal 2009, total comparable store sales exclude the West Elm and Williams-Sonoma Home concepts.

Percentages represent changes in comparable store sales versus the same period in the prior year.

	Thirteen Weeks Ended
Percent increase (decrease) in comparable store sales	May 2, 2010		May 3, 2009
Williams-Sonoma	10.6%		(15.4%	)
Pottery Barn	23.3%		(22.6%	)
Pottery Barn Kids	22.9%		(25.0%	)
Outlets	(2.8%	)	(26.8%	)
Total	17.0%		(21.0%	)

Various factors affect comparable store sales, including the overall economic and general retail sales environment as well as current local and global economic conditions, each of which were significant factors in our comparable store sales results in the first quarter of fiscal 2010 and fiscal 2009. Additional factors have affected our comparable store sales results in the past and may continue to affect them in the future, such as the number, size and location of stores we open, close, remodel or expand in any period, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, the benefits of closing underperforming stores in multi-store markets, changes in catalog circulation and in our direct-to-customer business and fluctuations in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended
Dollars in thousands	May 2, 2010		May 3, 2009
Catalog revenues	$65,869		$60,092
Internet revenues	239,988		194,144
Total direct-to-customer revenues	$305,857		$254,236
Direct-to-customer revenue growth (decline)	20.3%		(27.0%	)
Percent decrease in number of catalogs circulated	(2.7%	)	(17.1%	)
Percent decrease in number of pages circulated	(4.0%	)	(22.7%	)

Direct-to-customer net revenues in the first quarter of fiscal 2010 increased $51,621,000, or 20.3%, compared to the first quarter of fiscal 2009. This increase was due to net revenues generated in the Pottery Barn, Pottery Barn Kids and PBteen brands, despite a decrease in catalog and page circulation of 2.7% and 4.0%, respectively. In addition, internet net revenues increased 23.6% to $239,988,000 for the first quarter of fiscal 2010 compared to $194,144,000 for the first quarter of fiscal 2009.

COST OF GOODS SOLD

	Thirteen Weeks Ended
Dollars in thousands	May 2, 2010	% Net Revenues	May 3, 2009	% Net Revenues
Cost of goods sold [1]	$447,079	62.3%	$427,652	69.9%

1Includes total occupancy expenses of $125,140,000 and $128,324,000 for the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively.

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

First Quarter of Fiscal 2010 vs. First Quarter of Fiscal 2009

Cost of goods sold increased by $19,427,000, or 4.5%, in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. Including expense of approximately $458,000 for charges associated with our underperforming retail stores, cost of goods sold as a percentage of net revenues decreased to 62.3% in the first quarter of fiscal 2010 from 69.9% in the first quarter of fiscal 2009. This decrease as a percentage of net revenues was primarily driven by reduced markdown activity, the leverage of fixed occupancy expenses due to increasing net revenues, a decrease in occupancy expense dollars and reduced replacement and damages expense.

In the retail channel, cost of goods sold as a percentage of net revenues decreased 730 basis points in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. This decrease as a percentage of net revenues was primarily driven by reduced markdown activity, the leverage of fixed occupancy expenses due to increasing net revenues and a decrease in occupancy expense dollars.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues decreased 650 basis points in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. This decrease as a percentage of net revenues was primarily driven by reduced markdown activity, the leverage of fixed occupancy expenses due to increasing net revenues, reduced replacement and damages expense and a decrease in occupancy expense dollars.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended
Dollars in thousands	May 2, 2010	% Net Revenues	May 3, 2009	% Net Revenues
Selling, general and administrative expenses	$238,097	33.2%	$213,204	34.9%

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

First Quarter of Fiscal 2010 vs. First Quarter of Fiscal 2009

Selling, general and administrative expenses increased by $24,893,000, or 11.7%, in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. Including expense of approximately $5,579,000 from asset impairment and early lease termination charges for underperforming retail stores and $3,347,000 associated with the retirement of our Chairman and Chief Executive Officer, selling, general and administrative expenses as a percentage of net revenues decreased to 33.2% in the first quarter of fiscal 2010 from 34.9% in the first quarter of fiscal 2009 (which included $6,082,000 from asset impairment and early lease termination charges for underperforming retail stores). This decrease as a percentage of net revenues was primarily driven by the leverage from increasing net revenues, partially offset by increased incentive compensation, internet advertising, and other general expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 200 basis points in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. This was primarily driven by the leverage of employment and other general expenses due to increasing net revenues.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 400 basis points in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. This decrease as a percentage of net revenues was primarily driven by the leverage from increasing net revenues, partially offset by increased internet advertising.

INCOME TAXES

Our effective tax rate was 39.6% for the first quarter of fiscal 2010 versus a benefit of 36.6% in the first quarter of fiscal 2009. We expect our effective tax rate to be in the range of 37.0% to 40.0% in fiscal 2010. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of May 2, 2010, we held $404,853,000 in cash and cash equivalent funds, the majority of which are held in money market funds and highly liquid U.S. Treasury bills. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2010, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, purchases of property and equipment and dividend payments. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. No amounts were outstanding under the credit facility as of May 2, 2010 or May 3, 2009. Additionally, as of May 2, 2010, $15,180,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. On April 16, 2010, we entered into a collateral trust agreement to replace a portion of our standby letters of credit. As of May 2, 2010, restricted cash deposits related to this agreement were $12,500,000. Further, as of May 2, 2010, we had four unsecured letter of credit reimbursement facilities for a total of $125,000,000. As of May 2, 2010, an aggregate of $24,918,000 was outstanding under these letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our bank covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2010. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

For the first quarter of fiscal 2010, net cash used in operating activities was $70,306,000 compared to net cash used in operating activities of $20,213,000 for the first quarter of fiscal 2009. Net cash used in operating activities for the first quarter of fiscal 2010 was primarily attributable to the payment of income taxes, an increase in merchandise inventories and a decrease in accrued expenses due to the timing of expenditures. Net cash used in operating activities for the first quarter of fiscal 2010 increased compared to the first quarter of fiscal 2009 primarily due to fiscal 2009 income taxes which were paid in fiscal 2010, as well as an increase in merchandise inventories.

For the first quarter of fiscal 2010, net cash used in investing activities was $29,908,000 compared to net cash used in investing activities of $20,546,000 for the first quarter of fiscal 2009. For the first quarter of fiscal 2010, purchases of property and equipment were $17,431,000, comprised of $6,360,000 for stores, $9,197,000 for systems development projects (including e-commerce websites) and $1,874,000 for distribution, facility infrastructure and other projects. Net cash used in investing activities for the first quarter of fiscal 2010 increased compared to the first quarter of fiscal 2009 primarily due to restricted cash deposits made in connection with our collateral trust agreement.

For fiscal 2010, we anticipate investing $75,000,000 in the purchase of property and equipment, primarily for the construction of 4 new stores and 7 remodeled or expanded stores, systems development projects (including e-commerce websites) and distribution, facility infrastructure and other projects.

For the first quarter of fiscal 2010, net cash used in financing activities was $8,893,000 compared to net cash used in financing activities of $12,542,000 for the first quarter of fiscal 2009. Net cash used in financing activities for the first quarter of fiscal 2010 was primarily attributable to the payment of dividends and tax withholdings related to stock-based awards, partially offset by the proceeds from the exercise of stock-based awards. Net cash used in financing activities for the first quarter of 2009 was primarily attributable to the payment of dividends.

Stock Repurchase Program

In May 2010, our Board of Directors authorized a stock repurchase program to purchase up to $60,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Dividend Policy

Our quarterly cash dividend is $0.13 per common share. The indicated annual cash dividend, subject to capital availability, is $0.52 per common share, or approximately $56,000,000 in fiscal 2010. Subsequent to quarter end, in May 2010, our Board of Directors authorized an increase in our quarterly cash dividend from $0.13 to $0.15 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2010, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 31, 2010.

Impact of Inflation

The impact of inflation on results of operations was not significant for the first quarter of fiscal 2010 or fiscal 2009.

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

Interest Rate Risk

As of May 2, 2010, we had two debt instruments with variable interest rates which subject us to risks associated with changes in interest rates, the interest payable on our credit facility and the bond-related debt associated with one of our Memphis-based distribution facilities. As of May 2, 2010, the total outstanding principal balance on these instruments was $175,000 (with an interest rate of 1.3%) solely pertaining to our bond-related debt associated with our Memphis-based distribution facility. If interest rates on these existing variable rate debt instruments rose 10%, our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of May 2, 2010, our investments, made primarily in money market funds and highly liquid U.S. Treasury bills, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars; however, only approximately 4% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during the first quarter of fiscal 2010 and fiscal 2009. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, as of May 2, 2010, we have 17 retail stores in Canada and limited sourcing operations in both Europe and Asia, each of which expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during the first quarter of fiscal 2010 or the first quarter of fiscal 2009.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 2, 2010, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note J to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

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

Our financial performance is subject to changes in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Over the past few years, consumer confidence and consumer spending have deteriorated significantly, and could remain depressed for an extended period of time. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected, unemployment rates increase or there is economic uncertainty. The current economic environment could cause our vendors to go out of business or our banks to discontinue lending us or our vendors money, or it could cause us to undergo additional restructurings, any of which would adversely impact our business and operating results.

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

In addition, we are subject to certain risks, including risks related to the availability of raw materials, labor disputes, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, general economic and political conditions and regulations to address climate change that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a recall, which could damage our reputation and brands, and harm our business. Recently enacted legislation has given the

U.S. Consumer Product Safety Commission increased regulatory and enforcement power, particularly with regard to children’s safety, among other areas. As a result, companies like ours may be subject to more product recalls and incurring higher recall-related expenses. Any recalls or other safety issues could potentially harm our brands’ images.

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

The success of our business depends, in part, on our ability to timely and effectively deliver merchandise to our stores and customers. We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales and timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from all of our stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to our customers. Accordingly, we are subject to risks, including labor disputes, union organizing activity, inclement weather, natural disasters, the closure of such carriers’ offices or a reduction in operational hours due to an economic slowdown, possible acts of terrorism associated with such carriers’ ability to provide delivery services to meet our shipping needs and disruptions or increased fuel costs associated with any regulations to address climate change. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have been volatile and airline and other transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment costs could negatively affect our business and operating results by increasing our transportation costs and decreasing the efficiency of our shipments.

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

Various factors affect comparable store sales, including the number, size and location of stores we open, close, remodel or expand in any period, the overall economic and general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation and in our direct-to-customer business and fluctuations in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided. For example, the overall economic and general retail sales environment, as well as current local and global economic conditions, has caused a significant decline in our comparable store sales results in the recent past.

Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable store sales will continue to fluctuate in the future. Comparable store sales have decreased in the past and may decrease in fiscal 2010, however, past comparable store sales are not necessarily an indication of future results. Our ability to improve our comparable store sales results depends, in large part, on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, effectively driving traffic to our stores through marketing and various promotional events, providing an appropriate mix of merchandise for our broad and diverse customer base and using effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and securities analysts in one or more future periods could significantly reduce the market price of our common stock.

Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.

Catalog mailings are an important component of our business. Postal rate increases, paper costs, printing costs and other catalog distribution costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, which could be changed or discontinued at any time. Market paper costs have fluctuated significantly during the past three fiscal years and may continue to fluctuate in the future. Future increases in postal rates, paper costs or printing costs would have a negative impact on our operating results to the extent that we are unable to offset such increases: by raising prices; by implementing more efficient printing, mailing, delivery and order fulfillment systems; or through the use of alternative direct-mail formats. In addition, if the performance of our catalogs declines, if we misjudge the correlation between our catalog circulation and net sales, or if our catalog circulation optimization strategy overall does not continue to be successful, our results of operations could be negatively impacted.

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

We have in the past and may in the future introduce new brands, and brand extensions, or reposition or close existing brands. Our newest brands – West Elm, PBteen and Williams-Sonoma Home – and any other new brands, may not grow as we project and plan for. Further, if we devote time and resources to new brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, or to reposition brands, in a manner that improves our overall business and operating results and may therefore be forced to close the brands. For example, in fiscal 2009, after another difficult year and an extensive review of our strategic alternatives, we concluded that the future potential of the Williams-Sonoma Home brand is limited. As such, we are working on a plan to restructure the unprofitable segments of the business, including the operations of our 11 retail stores. As part of this restructuring, it is our intent to market those merchandising categories that support our bridal registry, expanded flagship and designer assortments through the Williams-Sonoma kitchen brand. These categories will be available both on-line and in select Williams-Sonoma stores.

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

We have entered into a franchise agreement with the M.H. Alshaya Company, an unaffiliated franchisee to operate stores in the Middle East. Under this agreement, this third party will operate stores that sell goods purchased from us under our brand names. We have no prior experience operating through these types of third party arrangements, and this arrangement may not be successful. The administration of this relationship may divert management attention and require more resources than we expect. While we expect that this will be a small part of our business in the near future, if successful, we plan to continue to increase the number of stores and countries in which these franchises operate as part of our efforts to expand internationally. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of this third party to meet their projections regarding store openings and sales. Moreover, while the agreement we have entered into may provide us with certain termination rights, to the extent that this third party does not operate its stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with this new franchise agreement, we are implementing certain new processes that will subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable laws or regulations could have an adverse effect on our results of operations.

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

If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.

Our quarterly cash dividend is $0.13 per common share. Subsequent to quarter end, in May 2010, our Board of Directors authorized an increase in our quarterly cash dividend from $0.13 to $0.15 per common share and also authorized the repurchase of up to $60,000,000 of our common stock. The dividend and stock repurchase programs may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

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

We make certain estimates and projections in connection with impairment analyses for certain of our store locations and other property and equipment, including information technology systems. These impairment analyses require that we review for impairment all stores for which current or projected cash flows from operations are not sufficient to recover the carrying value of the asset. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the remaining life of the lease. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment, including information technology systems. These impairment charges have been significant in the past and may be in the future and, as a result of these charges, our operating results have been and may be adversely affected.

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

Date: June 11, 2010