Form 10-Q
period 2010-08-01
WILLIAMS SONOMA INC
filed 2010-09-10
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2010.

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

As of August 29, 2010, 106,154,500 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED AUGUST 1, 2010

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	August 1, 2010	January 31, 2010	August 2, 2009
ASSETS
Current assets
Cash and cash equivalents	$404,037	$513,943	$165,315
Restricted cash	12,502	0	0
Accounts receivable, net	37,888	44,187	40,322
Merchandise inventories, net	518,623	466,124	517,028
Prepaid catalog expenses	41,798	32,777	38,909
Prepaid expenses	42,165	22,109	52,511
Deferred income taxes	92,241	92,195	90,559
Other assets, net	7,718	8,858	9,233
Total current assets	1,156,972	1,180,193	913,877
Property and equipment, net	771,635	829,027	885,334
Non-current deferred income taxes	52,129	53,809	39,065
Other assets	14,757	16,140	15,584
Total assets	$1,995,493	$2,079,169	$1,853,860
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$184,135	$188,241	$129,798
Accrued salaries, benefits and other	83,188	107,710	66,616
Customer deposits	190,347	195,185	191,406
Income taxes payable	17,507	48,260	0
Current portion of long-term debt	1,714	1,587	14,800
Other liabilities	25,279	22,499	23,327
Total current liabilities	502,170	563,482	425,947
Deferred rent and lease incentives	221,086	241,300	250,840
Long-term debt	7,197	8,672	8,915
Other long-term obligations	58,383	54,120	52,467
Total liabilities	788,836	867,574	738,169
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 106,483, 106,962 and 105,732 shares at August 1, 2010, January 31, 2010 and August 2, 2009, respectively	1,065	1,070	1,057
Additional paid-in capital	462,106	448,848	424,096
Retained earnings	732,290	751,290	681,112
Accumulated other comprehensive income	11,196	10,387	9,426
Total shareholders’ equity	1,206,657	1,211,595	1,115,691
Total liabilities and shareholders’ equity	$1,995,493	$2,079,169	$1,853,860

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars and shares in thousands, except per share amounts	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Net revenues	$775,554	$672,114	$1,493,191	$1,283,729
Cost of goods sold	488,827	456,773	935,906	884,425
Gross margin	286,727	215,341	557,285	399,304
Selling, general and administrative expenses	235,530	214,906	473,627	428,109
Interest (income) expense, net	123	378	251	649
Earnings (loss) before income taxes	51,074	57	83,407	(29,454)
Income tax expense (benefit)	20,315	(342)	33,110	(11,148)
Net earnings (loss)	$30,759	$399	$50,297	$(18,306)
Basic earnings (loss) per share	$0.29	$0.00	$0.47	$(0.17)
Diluted earnings (loss) per share	$0.28	$0.00	$0.46	$(0.17)
Shares used in calculation of earnings (loss) per share:
Basic	107,668	105,719	107,370	105,685
Diluted	110,224	107,033	109,895	105,685

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
Dollars in thousands	August 1, 2010	August 2, 2009
Cash flows from operating activities:
Net earnings (loss)	$50,297	$(18,306)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73,882	74,611
(Gain) loss on sale/disposal of assets	(2,033)	903
Impairment of assets	2,032	10,401
Amortization of deferred lease incentives	(19,709)	(16,786)
Deferred income taxes	(6,327)	(3,378)
Tax benefit from exercise of stock-based awards	8,011	23
Stock-based compensation expense	15,269	8,690
Changes in:
Accounts receivable	6,345	(2,801)
Merchandise inventories	(52,160)	57,209
Prepaid catalog expenses	(9,021)	(2,485)
Prepaid expenses and other assets	(17,952)	(6,319)
Accounts payable	(2,561)	(25,212)
Accrued salaries, benefits and other current and long-term liabilities	(18,710)	(1,194)
Customer deposits	(4,991)	(1,325)
Deferred rent and lease incentives	(743)	2,069
Income taxes payable	(30,740)	(112)
Net cash (used in) provided by operating activities	(9,111)	75,988
Cash flows from investing activities:
Purchases of property and equipment	(30,889)	(33,062)
Restricted cash deposits	(12,502)	0
Proceeds from sale of assets	10,715	139
Net cash used in investing activities	(32,676)	(32,923)
Cash flows from financing activities:
Repayments of long-term obligations	(1,348)	(1,246)
Net proceeds from exercise of stock-based awards	9,573	350
Tax withholdings related to stock-based awards	(11,024)	0
Excess tax benefit from exercise of stock-based awards	5,992	25
Payment of dividends	(27,023)	(25,559)
Repurchase of common stock	(44,306)	0
Other	0	(33)
Net cash used in financing activities	(68,136)	(26,463)
Effect of exchange rates on cash and cash equivalents	17	(109)
Net (decrease) increase in cash and cash equivalents	(109,906)	16,493
Cash and cash equivalents at beginning of period	513,943	148,822
Cash and cash equivalents at end of period	$404,037	$165,315

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Twenty-Six Weeks Ended August 1, 2010 and August 2, 2009

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of August 1, 2010 and August 2, 2009, the condensed consolidated statements of operations for the thirteen and twenty-six weeks then ended and the condensed consolidated statements of cash flows for the twenty-six weeks then ended have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of January 31, 2010, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

The results of operations for the thirteen and twenty-six weeks ended August 1, 2010 are not necessarily indicative of the operating results of the full year.

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

NOTE B. BORROWING ARRANGEMENTS

Credit Facility

We have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The revolving line of credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense “EBITDAR”), a minimum fixed charge coverage ratio (calculated as EBITDAR to total fixed charges), and covenants limiting our ability to repurchase shares of stock or increase our dividend, in addition to covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility also contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our subsidiaries that have guaranteed our credit facility to pay the full amount of our obligations under the credit facility. As of August 1, 2010, we were in compliance with our financial covenants under the credit facility and, based on current projections, expect to be in compliance throughout fiscal 2010. The credit facility matures on October 4, 2011, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio, or (ii) LIBOR plus a margin based on our leverage ratio. During the thirteen and twenty-six weeks ended August 1, 2010 and August 2, 2009, respectively, we had no borrowings under the credit facility, and no amounts were outstanding as of August 1, 2010 or August 2, 2009. Additionally, as of August 1, 2010,

$15,180,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Restricted Cash

On April 16, 2010, we entered into a Collateral Trust Agreement (the “Agreement”) to replace a portion of our standby letters of credit, which secure the liabilities associated with our workers’ compensation and other insurance programs. Under the Agreement, we are obligated to fund the trust with an initial deposit of $12,500,000 and to reinvest interest income up to a maximum of 110% of the initial deposit thereby guaranteeing our obligation for any losses below our insurance deductibles. The Agreement is renewable annually and is cancellable upon 90 days written notice with the insurance provider’s and our mutual consent. As of August 1, 2010, restricted cash related to the Agreement was $12,502,000.

Letter of Credit Facilities

As of August 1, 2010, we had four unsecured letter of credit reimbursement facilities for a total of $125,000,000. On September 3, 2010, we renewed three of our four unsecured commercial letter of credit reimbursement facilities, each of which matures on September 2, 2011. Due to reductions in inventory purchases over the past twelve months and an overall reduction in the number of vendors who require the use of our letter of credit facilities, we have decreased the aggregate credit available under these facilities from $125,000,000 to $90,000,000. The letter of credit facilities contain covenants and provide for events of default that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of August 1, 2010, an aggregate of $29,817,000 was outstanding under the letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 30, 2012.

Long-Term Debt

As of August 1, 2010, we had $8,911,000 of long-term debt obligations, consisting primarily of the bond-related debt associated with one of our Memphis-based distribution facilities, which accrues interest based on a variable rate. As of August 1, 2010, the carrying value of our long-term debt approximates fair value.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

On May 26, 2010, our shareholders approved an amendment and restatement of our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) to, among other things, increase the shares issuable by 2,500,000 shares, extend the term to 2020 and limit the maximum term on option awards granted to seven years. The Plan provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 18,459,903 shares. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan now have a maximum term of seven years, as amended, except incentive stock options that may be issued to 10% shareholders, which have a maximum term of five years. The Plan previously provided for a maximum term of ten years for option awards. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date or not less than 110% of such closing price for an incentive stock option granted to a 10% shareholder. Option awards granted to employees generally vest over a period of four to five years. Stock awards granted to employees generally vest over a period of three to five years for service based awards. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of shareholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises will be funded with the issuance of new shares.

Stock-Based Compensation Expense

We measure and record stock-based compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method. During the thirteen and twenty-six weeks ended August 1, 2010, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $6,513,000 and $15,269,000, respectively (including stock-based compensation expense of approximately $815,000 and $4,042,000, respectively, associated with the retirement of our Chairman and Chief Executive Officer). During the thirteen and twenty-six weeks ended August 2, 2009, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $3,469,000 and $8,690,000, respectively.

Stock Options

The following table summarizes our stock option activity during the twenty-six weeks ended August 1, 2010:

Shares
Balance at January 31, 2010	2,613,132
Granted	0
Exercised	(858,562)
Canceled	(4,760)
Balance at August 1, 2010	1,749,810
Vested at August 1, 2010	1,746,410
Vested plus expected to vest at August 1, 2010	1,749,694

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the twenty-six weeks ended August 1, 2010:

Shares
Balance at January 31, 2010	4,547,975
Granted	359,375
Converted	(602,575)
Canceled	(84,610)
Balance at August 1, 2010	4,220,165
Vested at August 1, 2010	1,098,290
Vested plus expected to vest at August 1, 2010	3,714,604

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the twenty-six weeks ended August 1, 2010:

Shares
Balance at January 31, 2010	1,887,160
Granted	1,243,508
Released	(448,900)
Canceled	(47,035)
Balance at August 1, 2010	2,634,733
Vested plus expected to vest at August 1, 2010	2,257,724

NOTE D. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the thirteen and twenty-six weeks ended August 1, 2010 and August 2, 2009 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Net earnings (loss)	$30,759	$399	$50,297	$(18,306)
Other comprehensive income (loss)
Foreign currency translation adjustment	(885)	2,808	807	3,916
Comprehensive income (loss)	$29,874	$3,207	$51,104	$(14,390)

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

The following is a reconciliation of net earnings (loss) and the number of shares used in the basic and diluted earnings (loss) per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings (Loss)	Weighted Average Shares	Earnings (Loss) Per Share
Thirteen weeks ended August 1, 2010
Basic	$30,759	107,668	$0.29
Effect of dilutive stock-based awards		2,556
Diluted	$30,759	110,224	$0.28
Thirteen weeks ended August 2, 2009
Basic	$399	105,719	$0.00
Effect of dilutive stock-based awards		1,314
Diluted	$399	107,033	$0.00
Twenty-six weeks ended August 1, 2010
Basic	$50,297	107,370	$0.47
Effect of dilutive stock-based awards		2,525
Diluted	$50,297	109,895	$0.46
Twenty-six weeks ended August 2, 2009
Basic	$(18,306)	105,685	$(0.17)
Effect of dilutive stock-based awards[1]		0
Diluted	$(18,306)	105,685	$(0.17)

1 Due to the net loss recognized for the twenty-six weeks ended August 2, 2009, all stock-based awards were excluded from the calculation of diluted earnings (loss) per share as their inclusion would be anti-dilutive.

Stock-based awards of 1,995,000 and 4,499,000 for the thirteen weeks ended and 2,008,000 and 10,833,000 for the twenty-six weeks ended August 1, 2010 and August 2, 2009, respectively, were not included in the computation of diluted earnings (loss) per share, as their inclusion would be anti-dilutive.

NOTE F. ASSET IMPAIRMENT AND LEASE TERMINATION CHARGES

We review the carrying value of all long-lived assets for impairment, primarily at a store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We review for impairment all stores for which current or projected cash flows from operations are not sufficient to recover the carrying value of the assets. Impairment results when the carrying value of the assets exceeds the store’s undiscounted future cash flows over the remaining life of the lease. Our estimate of undiscounted future cash flows over the store lease term (generally 5 to 22 years) is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment rates, lease escalations, inflation on operating expenses and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the net carrying value and the asset’s fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is estimated based upon future cash flows (discounted at a rate that is commensurate with the risk and approximates our weighted average cost of capital).

For any store or facility closure where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the cease use date.

During the thirteen and twenty-six weeks ended August 1, 2010, we recorded expense of approximately $4,280,000 (of which $4,110,000 is recorded within selling, general and administrative expenses and the remainder within cost of goods sold) and $10,317,000 (of which $9,689,000 is recorded within selling, general and administrative expenses and the remainder within cost of goods sold), respectively, associated with asset impairment and early lease termination charges for underperforming retail stores. We also recorded a net benefit in selling, general and administrative expenses of $403,000 during the thirteen and twenty-six weeks ended August 1, 2010 related to the exit of excess distribution capacity.

During the thirteen and twenty-six weeks ended August 2, 2009, we recorded expense of approximately $7,246,000 (of which $7,132,000 is recorded within selling, general and administrative expenses and the remainder within cost of goods sold) and $13,373,000 (of which $13,214,000 is recorded within selling, general and administrative expenses and the remainder within cost of goods sold), respectively, associated with asset impairment and early lease termination charges for underperforming retail stores. We also recorded $1,335,000 during the thirteen and twenty-six weeks ended August 2, 2009 related to the exit of excess distribution capacity, of which $1,019,000 is recorded in cost of good sold and the remainder within selling, general and administrative expenses.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail	Direct-to- Customer	Unallocated	Total
Thirteen weeks ended August 1, 2010
Net revenues[1]	$449,876	$325,678	$0	$775,554
Depreciation and amortization expense	21,870	5,313	7,697	34,880
Earnings (loss) before income taxes[2,3,4]	34,446	68,344	(51,716)	51,074
Capital expenditures	5,718	3,065	4,675	13,458
Thirteen weeks ended August 2, 2009
Net revenues[1]	$400,239	$271,875	$0	$672,114
Depreciation and amortization expense	24,282	5,172	8,838	38,292
Earnings (loss) before income taxes[2,4]	2,123	41,850	(43,916)	57
Capital expenditures	5,616	3,327	3,483	12,426
Twenty-six weeks ended August 1, 2010
Net revenues[1]	$861,656	$631,535	$0	$1,493,191
Depreciation and amortization expense	47,942	10,697	15,243	73,882
Earnings (loss) before income taxes[2,3,4]	57,026	136,955	(110,574)	83,407
Assets[5]	896,831	282,213	816,449	1,995,493
Capital expenditures	13,652	6,821	10,416	30,889
Twenty-six weeks ended August 2, 2009
Net revenues[1]	$757,618	$526,111	$0	$1,283,729
Depreciation and amortization expense	47,601	10,507	16,503	74,611
Earnings (loss) before income taxes[2,4]	(11,587)	71,832	(89,699)	(29,454)
Assets[5]	984,400	267,380	602,080	1,853,860
Capital expenditures	19,785	6,428	6,849	33,062

1 Includes net revenues in the retail channel of approximately $25.2 million and $16.7 million for the thirteen weeks ended August 1, 2010 and August 2, 2009, respectively, and $45.6 million and $30.2 million for the twenty-six weeks ended August 1, 2010 and August 2, 2009, respectively, related to our foreign operations.

2 Includes expenses in the retail channel of approximately $4.3 million and $7.2 million for the thirteen weeks ended August 1, 2010 and August 2, 2009, respectively, and $10.3 million and $13.4 million for the twenty-six weeks ended August 1, 2010 and August 2, 2009, respectively, related to asset impairment and early lease termination charges for underperforming retail stores.

3 Unallocated costs before income taxes includes $1.0 million and $4.3 million for the thirteen and twenty-six weeks ended August 1, 2010, respectively, related to the retirement of our Chief Executive Officer.

4 Unallocated costs before income taxes include a net benefit of $0.4 million for the thirteen and twenty-six weeks ended August 1, 2010 and expense of $1.3 million for the thirteen and twenty-six weeks ended August 2, 2009 related to the exit of excess distribution capacity.

5 Includes $28.1 million and $30.4 million of long-term assets as of August 1, 2010 and August 2, 2009, respectively, related to our foreign operations.

NOTE H: RETIREMENT AND CONSULTING AGREEMENT

On January 25, 2010, the independent members of the Board of Directors (the “Board”) of Williams-Sonoma, Inc. (the “Company”) approved the Company’s entry into a Retirement and Consulting Agreement (the “Agreement”) with W. Howard Lester, the Company’s Chairman and Chief Executive Officer. Pursuant to the terms of the Agreement, Mr. Lester retired as Chairman and Chief Executive Officer and as a member of the Board on May 26, 2010. Upon his retirement and in recognition of his contributions to the Company, Mr. Lester received, among other things, accelerated vesting of his outstanding stock options, stock-settled stock appreciation rights and restricted stock units. The total expense recorded in the twenty-six weeks ended August 1, 2010 associated with Mr. Lester’s retirement, consisting primarily of stock-based compensation expense, was approximately $4,319,000.

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

Both partnerships financed the construction of the distribution facilities and related addition through the sale of industrial development bonds. Quarterly interest and annual principal payments on the bonds are required through maturity and the terms of the lease automatically renew on an annual basis until the bonds are fully repaid. The two partnerships described above qualify as variable interest entities (“VIEs”) due to their related party relationship with us and our obligation to renew the leases until the bonds are fully repaid. Accordingly, the two related party VIE partnerships, from which we lease our Memphis-based distribution facilities, are consolidated by us. As of August 1, 2010, our consolidated balance sheet includes $15,462,000 in assets (primarily buildings), $8,513,000 in debt and $6,949,000 in other long-term liabilities related to these leases. We have no other VIE relationships which meet the criteria for consolidation.

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

NOTE K. STOCK REPURCHASE PROGRAM

In May 2010, our Board of Directors authorized a stock repurchase program to purchase up to $60,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The authorization of the stock repurchase program reflects the Board of Director’s objective to offset dilution from equity compensation programs on an on-going basis. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

During the thirteen weeks ended August 1, 2010, we repurchased and retired 1,718,150 shares of our common stock at a weighted average cost of $25.79 per share and a total cost of approximately $44,306,000. As of August 1, 2010, the amount remaining under our currently authorized stock repurchase program is $15,694,000. Subsequent to quarter-end, we completed all remaining share repurchases under this program and our Board of Directors authorized a new share repurchase program to purchase up to $65,000,000 of the Company’s outstanding common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include: projections of earnings, revenues or financial items, statements related to the impact of accounting changes; statements related to our expected effective tax rate; statements related to our plans to market the Williams-Sonoma Home brand though an online and limited store-in-store strategy with the Williams-Sonoma brand; statements related to our international business and our longer term international growth plan, including five additional franchised stores planned for 2011; statements related to our continuing to focus on the key initiatives that are driving our momentum; statements related to factors which may affect our comparable store sales results in the future; statements related to fluctuations in our comparable store sales; statements related to our plans to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, purchases of property and equipment, stock repurchases and dividend payments; statements related to our compliance with bank covenants; statements related to our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; statements related to our planned investments in the purchase of property and equipment, systems development projects, and distribution, facility infrastructure and other projects; statements related to the timing and actual number of shares repurchased under our stock repurchase program; statements related to the future payment of dividends; statements related to our plans to enter into foreign currency contracts; statements related to macroeconomic and retail trends; statements related to assessing the long-term strategy for the Williams-Sonoma Home brand; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended August 1, 2010 (“second quarter of fiscal 2010”), as compared to the thirteen weeks ended August 2, 2009 (“second quarter of fiscal 2009”) and the twenty-six weeks ended August 1, 2010 (“year-to-date 2010”), as compared to the twenty-six weeks ended August 2, 2009 (“year-to-date 2009”), should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Second Quarter of Fiscal 2010 Financial Results

During the second quarter of fiscal 2010, our net revenues increased 15.4% to $775,554,000 from $672,114,000 in the second quarter of fiscal 2009. Diluted earnings per share in the second quarter of fiscal 2010 increased to $0.28 per diluted share as compared to $0.00 in the second quarter of fiscal 2009, including a $0.03 and $0.05 charge from unusual business events, respectively. We continued to see ongoing strength across all of our brands during the quarter driven by innovative merchandising at compelling price points combined with highly targeted marketing and a superior customer experience. We also ended the quarter with cash and cash equivalents of $404,037,000 after repurchasing approximately $44,306,000 of our common stock.

Retail net revenues in the second quarter of fiscal 2010 increased $49,637,000, or 12.4%, compared to the second quarter of fiscal 2009. This increase was driven by growth of 13.6% in comparable store sales, partially offset by a 3.0% year-over-year reduction in retail leased square footage, including 20 net fewer stores. Increased net revenues during the quarter were driven by the Pottery Barn, Williams-Sonoma and West Elm brands.

Direct-to-customer net revenues in the second quarter of fiscal 2010 increased $53,803,000, or 19.8%, compared to the second quarter of fiscal 2009, which were reduced by $3,000,000 due to the impact of a voluntary product recall. This net revenue increase was driven by growth in the Pottery Barn, Pottery Barn Kids and PBteen brands. Internet net revenues, our fastest growing channel, increased 27.6% to $267,470,000 in the second quarter of fiscal 2010 compared to $209,573,000 in the second quarter of fiscal 2009.

In our core brands, net revenues in the second quarter of fiscal 2010 increased 15% compared to the second quarter of fiscal 2009. Pottery Barn saw the greatest increase, followed by Pottery Barn Kids and Williams-Sonoma. In the Pottery Barn brand, net revenues in the second quarter increased 19%, including a comparable store sales increase of 17.3%, with continuing momentum in both the retail and direct-to-customer channels. In the Pottery Barn Kids brand, net revenues increased 20%, including an 18.9% increase in comparable store sales and a 3% benefit from a reduction in product recalls, partially offset by a 7% reduction in retail leased square footage. In the Williams-Sonoma brand, net revenues increased 6%, including a comparable store sales increase of 8.3%.

In our emerging brands, including West Elm, PBteen and Williams-Sonoma Home, net revenues increased 16% in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, driven by increasing net revenues in the West Elm and PBteen brands. PBteen continues to be the top performing brand in the company as net revenues increased 22% and the brand delivered its highest second quarter operating contribution since its launch.

In the Williams-Sonoma Home brand, our restructuring process continued and we were successful in reducing the brand’s year-over-year operating loss as well as in negotiating the year-end closure or rebranding of eight of our eleven stand-alone stores. As we look forward to next year, we will continue to market the brand through an online and limited store-in-store strategy with the Williams-Sonoma brand.

Second Quarter of Fiscal 2010 Operational Results

In supply chain, we successfully completed the first phase of our east coast distribution consolidation and continued to see ongoing benefits from our hub distribution strategies. We also saw incremental savings from our newly introduced packaging optimization and domestic transportation initiatives. All of these initiatives, combined with strong inventory management, improved our gross margin during the second quarter of fiscal 2010.

In direct marketing, we continued to identify new opportunities to build brand awareness and customer engagement through targeted e-mail, paid search, affiliate marketing and mobile technologies. All of these initiatives, combined with our catalog circulation optimization strategy, contributed to an ongoing increase in online traffic and conversion rates, while reducing the company’s overall advertising rate despite an increase in e-marketing expenses.

In our international business, we are pleased with the performance of our first four franchised stores in Dubai and Kuwait. We believe this business is a strategic step toward a longer term international growth plan, including five additional stores planned for 2011.

Fiscal 2010

As we look forward to the balance of the year, based on the continuing momentum we are seeing in our business, we now expect to see net revenue growth of 9% to 11% and diluted earnings per share of approximately $1.52 to $1.59 in fiscal 2010 compared to $0.72 in fiscal 2009. We will continue to focus on the key initiatives that are driving this momentum, including implementing innovative growth strategies to capture market share, delivering superior customer service, executing our catalog and internet marketing initiatives, driving supply chain efficiencies and maximizing profitability and cash flow.

Lastly, in May 2010, our Board of Directors authorized an increase in our quarterly cash dividend from $0.13 to $0.15 per common share and a share repurchase program to purchase up to $60,000,000 of our common stock. Subsequent to quarter-end, we completed all remaining share repurchases under this program and our Board of Directors authorized a new share repurchase program to purchase up to $65,000,000 of the Company’s outstanding common stock. The authorization of the stock repurchase program reflects the Board of Director’s objective to offset dilution from equity compensation programs on an on-going basis.

Results of Operations

NET REVENUES

Net revenues consist of retail revenues and direct-to-customer revenues, both of which include shipping fees. Retail revenues include sales of merchandise to customers at our retail stores, as well as shipping fees on any retail products shipped to our customers’ homes. Direct-to-customer revenues include sales of merchandise to customers through our catalogs and the internet, as well as shipping fees. Shipping fees consist of revenue received from customers for delivery of merchandise to their homes. Revenues are presented net of sales returns and other discounts.

The following table summarizes our net revenues for the second quarter of fiscal 2010 and fiscal 2009, and year-to-date 2010 and 2009:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 1, 2010	% Total	August 2, 2009	% Total	August 1, 2010	% Total	August 2, 2009	% Total
Retail revenues	$449,876	58.0%	$400,239	59.5%	$861,656	57.7%	$757,618	59.0%
Direct-to-customer revenues	325,678	42.0%	271,875	40.5%	631,535	42.3%	526,111	41.0%
Net revenues	$775,554	100.0%	$672,114	100.0%	$1,493,191	100.0%	$1,283,729	100.0%

Net revenues in the second quarter of fiscal 2010 increased by $103,440,000, or 15.4%, compared to the second quarter of fiscal 2009. This increase was driven by increased revenues in the Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma brands, primarily due to comparable store sales growth of 13.6%, partially offset by a 3.0% year-over-year reduction in retail leased square footage, including 20 net fewer stores.

Net revenues for year-to date 2010 increased by $209,462,000, or 16.3%, compared to year-to-date 2009. This increase was driven by increased revenues in the Pottery Barn, Pottery Barn Kids, and Williams-Sonoma brands, primarily due to comparable store sales growth of 15.2%, partially offset by a 3.0% year-over-year reduction in retail leased square footage, including 20 net fewer stores.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Dollars in thousands	August 1, 2010	August 2, 2009		August 1, 2010	August 2, 2009
Retail revenues	$449,876	$400,239		$861,656	$757,618
Percent increase (decrease) in retail revenues	12.4%	(13.6%	)	13.7%	(15.5%	)
Percent increase (decrease) in comparable store sales	13.6%	(15.3%	)	15.2%	(18.1%	)
Number of stores - beginning of period	610	630		610	627
Number of new stores	0	0		3	7
Number of new stores due to remodeling[1]	1	3		5	5
Number of closed stores due to remodeling[1]	(1)	(2)		(3)	(5)
Number of permanently closed stores	(1)	(2)		(6)	(5)
Number of stores - end of period	609	629		609	629
Store selling square footage at period-end	3,742,000	3,871,000		3,742,000	3,871,000
Store leased square footage (“LSF”) at period-end	6,047,000	6,235,000		6,047,000	6,235,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the period due to square footage expansion, store modification or relocation.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	May 2, 2010	Openings	Closings	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Williams-Sonoma	259	1	0	260	263	6,300	6,300
Pottery Barn	199	0	(2)	197	204	13,000	12,900
Pottery Barn Kids	85	0	0	85	93	8,100	8,000
West Elm	37	0	0	37	39	17,000	17,300
Williams-Sonoma Home	11	0	0	11	11	13,200	13,200
Outlets	19	0	0	19	19	19,100	19,500
Total	610	1	(2)	609	629	9,900	9,900

Retail net revenues in the second quarter of fiscal 2010 increased $49,637,000, or 12.4%, compared to the second quarter of fiscal 2009. This increase was driven by growth of 13.6% in comparable store sales, partially offset by a 3.0% year-over-year reduction in retail leased square footage, including 20 net fewer stores. Increased net revenues during the quarter were driven by the Pottery Barn, Williams-Sonoma and West Elm brands.

Retail net revenues for year-to-date 2010 increased $104,038,000, or 13.7%, compared to year-to-date 2009. This increase was driven by growth of 15.2% in comparable store sales, partially offset by a 3.0% year-over-year reduction in retail leased square footage, including 20 net fewer stores. Increased net revenues during the quarter were driven by the Pottery Barn, Williams-Sonoma, West Elm and Pottery Barn Kids brands.

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

Percentages represent changes in comparable store sales compared to the same period in the prior year.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Percent increase (decrease) in comparable store sales	August 1, 2010	August 2, 2009		August 1, 2010	August 2, 2009
Williams-Sonoma	8.3%	(11.0%	)	9.4%	(13.1%	)
Pottery Barn	17.3%	(15.9%	)	20.1%	(19.1%	)
Pottery Barn Kids	18.9%	(22.3%	)	20.8%	(23.7%	)
Outlets	8.1%	(18.2%	)	2.9%	(22.3%	)
Total	13.6%	(15.3%	)	15.2%	(18.1%	)

Various factors affect comparable store sales, including the overall economic and general retail sales environment as well as current local and global economic conditions, each of which were significant factors in our comparable store sales results for the thirteen and twenty-six weeks ended August 1, 2010 and August 2, 2009, respectively. Additional factors have affected our comparable store sales results in the past and may continue to affect them in the future, such as the number, size and location of stores we open, close, remodel or expand in any period, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, the benefits of closing underperforming stores in multi-store markets, changes in catalog circulation and in our direct-to-customer business and fluctuations in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 1, 2010		August 2, 2009		August 1, 2010		August 2, 2009
Catalog revenues	$58,208		$62,302		$124,076		$122,394
Internet revenues	267,470		209,573		507,459		403,717
Total direct-to-customer revenues	$325,678		$271,875		$631,535		$526,111
Percent increase (decrease) in direct-to-customer revenues	19.8%		(23.7%	)	20.0%		(25.3%	)
Percent increase (decrease) in number of catalogs circulated	1.2%		(18.7%	)	(0.9%	)	(17.9%	)
Percent decrease in number of pages circulated	(0.9%	)	(24.8%	)	(2.5%	)	(23.7%	)

Direct-to-customer net revenues in the second quarter of fiscal 2010 increased $53,803,000, or 19.8%, compared to the second quarter of fiscal 2009, which were reduced by $3,000,000 due to the impact of a voluntary product recall. This net revenue increase was driven by growth in the Pottery Barn, Pottery Barn Kids and PBteen brands. Internet net revenues, our fastest growing channel, increased 27.6% to $267,470,000 in the second quarter of fiscal 2010 compared to $209,573,000 in the second quarter of fiscal 2009.

Direct-to-customer net revenues for year-to-date 2010 increased $105,424,000, or 20.0%, compared to year-to-date 2009 driven by growth in the Pottery Barn, Pottery Barn Kids and PBteen brands. Internet net revenues for year-to-date 2010 increased 25.7% to $507,459,000 versus $403,717,000 for year-to-date 2009.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 1, 2010	% Net Revenues	August 2, 2009	% Net Revenues	August 1, 2010	% Net Revenues	August 2, 2009	% Net Revenues
Cost of goods sold[1]	$488,827	63.0%	$456,773	68.0%	$935,906	62.7%	$884,425	68.9%

1Includes total occupancy expenses of $124,947,000 and $127,273,000 for the second quarter of fiscal 2010 and fiscal 2009, respectively, and $250,087,000 and $255,597,000 for year-to-date 2010 and year-to-date 2009, respectively.

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

Second Quarter of Fiscal 2010 vs. Second Quarter of Fiscal 2009

Cost of goods sold increased by $32,054,000, or 7.0%, in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Cost of goods sold as a percentage of net revenues decreased to 63.0% in the second quarter of fiscal 2010 from 68.0% in the second quarter of fiscal 2009. This decrease was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues, reduced markdown activity, a decrease in occupancy expense dollars, a reduction in the impact of product recalls and lower replacement and damages expense.

In the retail channel, cost of goods sold as a percentage of net revenues decreased 490 basis points in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. This decrease as a percentage of net revenues was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues and reduced markdown activity.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues decreased 290 basis points in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. This decrease as a percentage of net revenues was primarily driven by reduced markdown activity, the leverage of fixed occupancy expenses due to increasing net revenues and lower replacement and damages expense.

Year-to-Date 2010 vs. Year-to-Date 2009

Cost of goods sold for year-to-date 2010 increased $51,481,000, or 5.8%, compared to year-to-date 2009. Cost of goods sold as a percentage of net revenues decreased to 62.7% for year-to-date 2010 from 68.9% for year-to-date

2009. This decrease was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues, reduced markdown activity, an actual decrease in occupancy expense dollars, a reduction in the impact of product recalls and lower replacement and damages expense.

In the retail channel, cost of goods sold as a percentage of net revenues decreased 600 basis points for year-to-date 2010 compared to year-to-date 2009. This decrease as a percentage of net revenues was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues, reduced markdown activity and an actual decrease in occupancy expense dollars.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues decreased 470 basis points for year-to-date 2010 compared to year-to-date 2009. This decrease as a percentage of net revenues was primarily driven by reduced markdown activity, the leverage of fixed occupancy expenses due to increasing net revenues, lower replacement and damages expense and an actual decrease in occupancy expense dollars.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 1, 2010	% Net Revenues	August 2, 2009	% Net Revenues	August 1, 2010	% Net Revenues	August 2, 2009	% Net Revenues
Selling, general and administrative expenses	$235,530	30.4%	$214,906	32.0%	$473,627	31.7%	$428,109	33.3%

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

Second Quarter of Fiscal 2010 vs. Second Quarter of Fiscal 2009

Selling, general and administrative expenses increased by $20,624,000, or 9.6%, in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Including expense of approximately $4,110,000 for charges associated with our underperforming retail stores and $972,000 associated with the retirement of our Chairman and Chief Executive Officer, selling, general and administrative expenses as a percentage of net revenues decreased to 30.4% in the second quarter of fiscal 2010 from 32.0% in the second quarter of fiscal 2009 (which included $7,132,000 from asset impairment and early lease termination charges for underperforming retail stores). This decrease as a percentage of net revenues was primarily driven by the leverage of fixed expenses due to increasing net revenues, a reduction in charges associated with our underperforming retail stores and a benefit from a gain on the sale of assets, partially offset by increased incentive compensation and internet advertising expenses and charges associated with the retirement of our Chairman and Chief Executive Officer.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 220 basis points in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. This was primarily driven by the leverage of fixed expenses due to increasing net revenues and a reduction in charges associated with our underperforming retail stores.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 260 basis points in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. This decrease as a percentage of net revenues was primarily driven by the leverage of fixed expenses due to increasing net revenues, partially offset by increased internet advertising expenses.

Year-to-Date 2010 vs. Year-to-Date 2009

Selling, general and administrative expenses for year-to-date 2010 increased by $45,518,000, or 10.6%, compared to year-to-date 2009. Including expense of approximately $9,689,000 from asset impairment and early lease termination charges for underperforming retail stores and $4,319,000 associated with the retirement of our Chairman and Chief Executive Officer, selling, general and administrative expenses as a percentage of net revenues decreased to 31.7% for year-to-date 2010 from 33.3% for year-to-date 2009 (which included $13,214,000 from asset impairment and early lease termination charges for underperforming retail stores). This decrease as a percentage of net revenues was primarily driven by the leverage of fixed expenses due to increasing net revenues, a reduction in charges associated with our underperforming retail stores and a benefit from a gain on the sale of assets, partially offset by increased incentive compensation, internet advertising expenses and charges associated with the retirement of our Chairman and Chief Executive Officer.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 210 basis points for year-to-date 2010 compared to year-to-date 2009. This was primarily driven by a reduction in other general expenses, the leverage of fixed expenses due to increasing net revenues and a reduction in charges associated with our underperforming retail stores.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 330 basis points for year-to-date 2010 compared to year-to-date 2009. This decrease as a percentage of net revenues was primarily driven by the leverage of fixed expenses due to increasing net revenues, partially offset by increased internet advertising expenses.

INCOME TAXES

The effective rate was an expense of 39.7% for year-to-date 2010 and a benefit of 37.8% for year-to-date 2009. The effective tax rate for year-to-date 2009 was primarily the result of our year-to-date 2009 net loss.

We expect the effective tax rate to be in the range of 38% to 40% in fiscal 2010. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates due to volatility in earnings or losses in addition to taxable events that occur and exposures that are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of August 1, 2010, we held $404,037,000 in cash and cash equivalent funds, the majority of which are held in money market funds and highly liquid U.S. Treasury bills. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2010, we plan to use our cash resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, purchases of property and equipment, stock repurchases and dividend payments. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to April 4, 2011, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During the thirteen and twenty-six weeks ended August 1, 2010 and August 2, 2009, respectively, we had no borrowings under the credit facility, and no amounts were outstanding as of August 1, 2010 or August 2, 2009. Additionally, as of August 1, 2010, $15,180,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. On April 16, 2010, we entered into a collateral trust agreement to replace a portion of our standby letters of credit. As of August 1, 2010, restricted cash deposits related to this agreement were $12,502,000. Further, as of August 1, 2010, we had four unsecured letter of credit reimbursement facilities for a total of $125,000,000. On September 3, 2010, due to reductions in inventory purchases over the past twelve months and an overall reduction in the number of vendors who require the use of our letter of credit facilities, three of these facilities were renewed and the total amount of available credit under these facilities was reduced to $90,000,000. As of August 1, 2010, an aggregate of $29,817,000 was outstanding under these letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our bank covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2010. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

For year-to-date 2010, net cash used in operating activities was $9,111,000 compared to net cash provided by operating activities of $75,988,000 for year-to-date 2009. Net cash used in operating activities for year-to-date 2010 and as compared to year-to-date 2009 was primarily attributable to an increase in merchandise inventories and a decrease in income taxes payable due to the payment of income taxes in 2010.

For year-to-date 2010, net cash used in investing activities was $32,676,000 compared to net cash used in investing activities of $32,923,000 for year-to-date 2009. For year-to-date 2010, net cash used in investing activities was primarily attributable to purchases of property and equipment of $30,889,000, comprised of $9,450,000 for stores, $17,568,000 for systems development projects (including e-commerce websites) and $3,871,000 for distribution, facility infrastructure and other projects. For year-to-date 2010, net cash used in investing activities was relatively flat as compared to year-to-date 2009 primarily due to restricted cash deposits, partially offset by proceeds from the sale of assets.

For fiscal 2010, we anticipate investing $75,000,000 in the purchase of property and equipment, primarily for the construction of 4 new stores and 6 remodeled or expanded stores, systems development projects (including e-commerce websites), and distribution, facility infrastructure and other projects.

For year-to-date 2010, net cash used in financing activities was $68,136,000 compared to net cash used in financing activities of $26,463,000 for year-to-date 2009. For year-to-date 2010, net cash used in financing activities was primarily attributable to the repurchase of common stock of $44,306,000, the payment of dividends and tax withholdings related to stock-based awards, partially offset by net proceeds from the exercise of stock-based awards. Compared to year-to-date 2009, cash used in financing activities increased primarily due to the repurchase of common stock.

Stock Repurchase Program

In May 2010, our Board of Directors authorized a stock repurchase program to purchase up to $60,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The authorization of the stock repurchase program reflects the Board of Director’s objective to offset dilution from equity compensation programs on an on-going basis. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

During the second quarter of fiscal 2010, we repurchased and retired 1,718,150 shares of our common stock at a weighted average cost of $25.79 per share and a total cost of approximately $44,306,000. As of August 1, 2010, the amount remaining under our currently authorized stock repurchase program is $15,694,000. Subsequent to quarter-end, we completed all remaining share repurchases under this program and our Board of Directors authorized a new share repurchase program to purchase up to $65,000,000 of the Company’s outstanding common stock.

Dividend Policy

In May 2010, our Board of Directors authorized an increase in our quarterly cash dividend from $0.13 to $0.15 per common share. The indicated annual cash dividend, subject to capital availability, is $0.60 per common share, or approximately $65,000,000. Our quarterly cash dividend may be limited or terminated at any time.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the second quarter of fiscal 2010, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 31, 2010.

Impact of Inflation

The impact of inflation on results of operations was not significant for year-to-date 2010 or year-to-date 2009.

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

Interest Rate Risk

As of August 1, 2010, we had two debt instruments with variable interest rates which subject us to risks associated with changes in interest rates, the interest payable on our credit facility and the bond-related debt associated with one of our Memphis-based distribution facilities. As of August 1, 2010, the total outstanding principal balance on these instruments was $175,000 (with an interest rate of 1.3%) solely pertaining to our bond-related debt associated with our Memphis-based distribution facility. As of August 1, 2010, no amounts were outstanding under our credit facility. If interest rates on these existing variable rate debt instruments rose 10%, our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of August 1, 2010, our investments, made primarily in money market funds and highly liquid U.S. Treasury bills, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Only approximately 4% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during year-to-date 2010 and year-to-date 2009. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, as of August 1, 2010, we have 17 retail stores in Canada and limited sourcing operations in both Europe and Asia, each of which expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during year-to-date 2010 or year-to-date 2009.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of August 1, 2010, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Although we continue to improve our global compliance program, there remains a risk that one or more of our foreign vendors will not adhere to our global compliance standards, such as fair labor standards and the prohibition on child labor. Non-governmental organizations might attempt to create an unfavorable impression of our sourcing practices or the practices of some of our vendors that could harm our image. If either of these events occurs, we could lose customer goodwill and favorable brand recognition, which could negatively affect our business and operating results.

In addition, as we continue to expand our overseas operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. We must ensure that our employees comply with these laws. If any of our overseas operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

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

We have historically experienced fluctuations in customer response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom the catalogs are mailed, changes in mailing strategies, the sizing and timing of delivery of the catalogs, as well as the general retail sales environment and current domestic and global economic conditions. In addition, environmental organizations and other consumer advocacy groups may attempt to create an unfavorable impression of our paper use in catalogs and our distribution of catalogs generally, which may have a negative effect on our sales and our reputation. In addition, we depend upon external vendors to print our catalogs. The failure to effectively produce or distribute our catalogs could affect the timing of catalog delivery. The timing of catalog delivery has been and can be affected by postal service delays. Any delays in the timing of catalog delivery could cause customers to forego or defer purchases, negatively impacting our business and operating results.

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

We have in the past and may in the future introduce new brands and brand extensions, or reposition or close existing brands. Our newest brands – West Elm, PBteen and Williams-Sonoma Home – and any other new brands, may not grow as we project and plan for. Further, if we devote time and resources to new brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, or to reposition brands, in a manner that improves our overall business and operating results and may therefore be forced to close the brands. For example, in fiscal 2009, after another difficult year and an extensive review of our strategic alternatives, we concluded that the future potential of the Williams-Sonoma Home brand is limited. As such, we are working on a plan to restructure the unprofitable segments of the business, including the operations of our 11 retail stores. As part of this restructuring, it is our intent to market those merchandising categories that support our bridal registry, expanded flagship and designer assortments through the Williams-Sonoma kitchen brand. These categories will be available both on-line and in select Williams-Sonoma stores.

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

We may not be able to adequately protect our intellectual property. Our trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our sales. Protection of our intellectual property and maintenance of distinct branding are particularly important as they distinguish our products and services from our competitors who may sell similar products and services. In addition, the costs of defending our intellectual property may adversely affect our operating results.

We may be subject to legal proceedings that could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There is a growing number of business method patent infringement lawsuits in recent years. There has also been a rise in lawsuits against companies that collect personal information from customers. In addition, there has been an increase in employment-related lawsuits. From time to time, we have been subject to these types of lawsuits. The cost of defending claims against us or the ultimate resolution of such claims may harm our business and operating results. In addition, the significant deterioration in the global financial markets may create a more litigious environment and therefore subjects us to increased exposure to shareholder lawsuits.

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

We have entered into a franchise agreement with the M.H. Alshaya Company, an unaffiliated franchisee to operate stores in the Middle East. Under this agreement, this third party will operate stores that sell goods purchased from us under our brand names. We have no prior experience operating through these types of third party arrangements, and this arrangement may not be successful. The administration of this relationship may divert management attention and require more resources than we expect. While we expect that this will be a small part of our business in the near future, if successful, we plan to continue to increase the number of stores and countries in which these franchises operate as part of our efforts to expand internationally. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of this third party to meet its projections regarding store openings and sales. Moreover, while the agreement we have entered into may provide us with certain termination rights, to the extent that this third party does not operate its stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with this new franchise agreement, we are implementing certain new processes that will subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable laws or regulations could have an adverse effect on our results of operations.

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

We regularly review and evaluate our liquidity and capital needs. We currently believe that our available cash, cash equivalents and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs and we might need additional external funding to support our operations. Although we were able to amend our line of credit facility during fiscal 2008 on acceptable terms, in the event we require additional liquidity from our lenders, such funds may not be available to us or may not be available to us on acceptable terms in the future. For example, in the event we were to breach any of our financial covenants, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing credit facility on less favorable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers on terms that are acceptable to us, or at all, as the availability of letter of credit facilities may continue to be limited. Further, the providers of such credit may reallocate the available credit to other borrowers. If we are unable to access credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.

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

In May 2010, our Board of Directors authorized an increase in our quarterly cash dividend from $0.13 to $0.15 per common share and also authorized the repurchase of up to $60,000,000 of our common stock. Subsequent to quarter-end, we completed all remaining share repurchases under this program and our Board of Directors authorized a new share repurchase program to purchase up to $65,000,000 of the Company’s outstanding common stock. The dividend and stock repurchase programs may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and our investors’ views of us could be harmed.

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

We maintain a liability for unredeemed gift cards, gift certificates and merchandise credits until the earlier of redemption, escheatment or four years. After four years, the remaining unredeemed gift cards, gift certificate or merchandise credit liability is relieved and recorded as a benefit within selling, general and administrative expenses. In the event that our historical redemption patterns change in the future, we might change the minimum time period for maintaining a liability for unredeemed gift certificates on our balance sheets, which would affect our financial position or operating results. Further, in the event that a state or states were to require that the unredeemed amounts be escheated to that state or states, our business and operating results would be harmed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of August 1, 2010 with respect to shares of common stock we repurchased during the second quarter of fiscal 2010.

Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program**
May 3, 2010 to May 30, 2010	0	$ 0	0	$ 60,000,000
May 31, 2010 to June 27, 2010	1,130,300	$ 26.52	1,130,300	$ 30,023,000
June 28, 2010 to August 1, 2010	587,850	$ 24.38	587,850	$ 15,694,000
Total	1,718,150	$ 25.79	1,718,150	$ 15,694,000
*	In May 2010, our Board of Directors authorized a stock repurchase program to purchase up to $60,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The authorization of the stock repurchase program reflects the Board of Director’s objective to offset dilution from equity compensation programs on an on-going basis. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
**	Subsequent to quarter-end, we completed all remaining share repurchases under this program and our Board of Directors authorized a new share repurchase program to purchase up to $65,000,000 of the Company’s outstanding common stock.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 1, 2010, File No. 001-14077)
10.1+	Form of Management Retention Agreement for Executive Vice Presidents and Brand Presidents, approved May 25, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 1, 2010, File No. 001-14077)
10.2	Amendment No. 1 to Aircraft Lease Agreement by and between WHL Management LLC and the Company, dated May 26, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 1, 2010, File No. 001-14077)
10.3+	Restricted Stock Unit Award Agreement with W. Howard Lester dated May 26, 2010
10.4+	Employment Agreement with Laura Alber, dated June 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2010, File No. 001-14077)
10.5+	Management Retention Agreement with Laura Alber, dated June 11, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2010, File No. 001-14077)
10.6+	Management Retention Agreement with Sharon McCollam, dated June 11, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2010, File No. 001-14077)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam
Executive Vice President,
Chief Operating and Chief Financial Officer

Date: September 10, 2010