Form 10-Q
period 2010-10-31
WILLIAMS SONOMA INC
filed 2010-12-10
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010.

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

As of November 28, 2010, 105,112,709 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	October 31, 2010	January 31, 2010	November 1, 2009
ASSETS
Current assets
Cash and cash equivalents	$389,627	$513,943	$228,744
Restricted cash	12,507	0	0
Accounts receivable, net	41,922	44,187	42,182
Merchandise inventories, net	586,256	466,124	545,042
Prepaid catalog expenses	46,767	32,777	42,378
Prepaid expenses	37,887	22,109	42,251
Deferred income taxes	92,265	92,195	90,588
Other assets, net	9,012	8,858	10,415
Total current assets	1,216,243	1,180,193	1,001,600
Property and equipment, net	750,239	829,027	854,478
Non-current deferred income taxes	51,517	53,809	39,312
Other assets	17,173	16,140	16,302
Total assets	$2,035,172	$2,079,169	$1,911,692
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$202,888	$188,241	$171,904
Accrued salaries, benefits and other	94,033	107,710	75,603
Customer deposits	196,353	195,185	194,689
Income taxes payable	39,025	48,260	0
Current portion of long-term debt	1,714	1,587	14,800
Other liabilities	23,476	22,499	19,741
Total current liabilities	557,489	563,482	476,737
Deferred rent and lease incentives	212,303	241,300	252,888
Long-term debt	7,165	8,672	8,886
Other long-term obligations	58,927	54,120	54,479
Total liabilities	835,884	867,574	792,990
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 105,422, 106,962 and 105,950 shares at October 31, 2010, January 31, 2010 and November 1, 2009, respectively	1,054	1,070	1,059
Additional paid-in capital	465,937	448,848	431,533
Retained earnings	720,399	751,290	675,842
Accumulated other comprehensive income	11,898	10,387	10,268
Total shareholders’ equity	1,199,288	1,211,595	1,118,702
Total liabilities and shareholders’ equity	$2,035,172	$2,079,169	$1,911,692

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars and shares in thousands, except per share amounts	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Net revenues	$815,516	$729,297	$2,308,707	$2,013,026
Cost of goods sold	504,235	476,445	1,440,141	1,360,870
Gross margin	311,281	252,852	868,566	652,156
Selling, general and administrative expenses	255,119	243,396	728,746	671,505
Interest (income) expense, net	78	341	329	990
Earnings (loss) before income taxes	56,084	9,115	139,491	(20,339)
Income tax expense (benefit)	19,554	1,788	52,664	(9,360)
Net earnings (loss)	$36,530	$7,327	$86,827	$(10,979)
Basic earnings (loss) per share	$0.34	$0.07	$0.81	$(0.10)
Diluted earnings (loss) per share	$0.34	$0.07	$0.79	$(0.10)
Shares used in calculation of earnings (loss) per share:
Basic	106,152	105,817	107,216	105,706
Diluted	108,908	108,626	109,782	105,706

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
Dollars in thousands	October 31, 2010	November 1, 2009
Cash flows from operating activities:
Net earnings (loss)	$86,827	$(10,979)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108,505	113,584
(Gain) loss on sale/disposal of assets	(1,710)	2,042
Impairment of assets	5,114	21,654
Amortization of deferred lease incentives	(27,895)	(26,367)
Deferred income taxes	(9,049)	(5,452)
Tax benefit from exercise of stock-based awards	8,663	425
Stock-based compensation expense	21,482	14,152
Changes in:
Accounts receivable	3,204	(4,632)
Merchandise inventories	(119,571)	29,406
Prepaid catalog expenses	(13,990)	(5,953)
Prepaid expenses and other assets	(15,794)	1,925
Accounts payable	14,544	13,490
Accrued salaries, benefits and other current and long-term liabilities	(8,139)	6,952
Customer deposits	933	1,874
Deferred rent and lease incentives	(1,442)	13,576
Income taxes payable	(9,229)	(112)
Net cash provided by operating activities	42,453	165,585
Cash flows from investing activities:
Purchases of property and equipment	(46,422)	(50,391)
Restricted cash deposits	(12,507)	0
Proceeds from sale of assets	10,756	856
Net cash used in investing activities	(48,173)	(49,535)
Cash flows from financing activities:
Repayments of long-term obligations	(1,380)	(1,275)
Net proceeds from exercise of stock-based awards	12,812	3,191
Tax withholdings related to stock-based awards	(11,305)	0
Excess tax benefit from exercise of stock-based awards	6,473	98
Payment of dividends	(43,056)	(38,333)
Repurchase of common stock	(80,714)	0
Other	(1,625)	(50)
Net cash used in financing activities	(118,795)	(36,369)
Effect of exchange rates on cash and cash equivalents	199	241
Net (decrease) increase in cash and cash equivalents	(124,316)	79,922
Cash and cash equivalents at beginning of period	513,943	148,822
Cash and cash equivalents at end of period	$389,627	$228,744

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirty-Nine Weeks Ended October 31, 2010 and November 1, 2009

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of October 31, 2010 and November 1, 2009, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks then ended and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of January 31, 2010, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

The results of operations for the thirteen and thirty-nine weeks ended October 31, 2010 are not necessarily indicative of the operating results of the full year.

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

NOTE B. BORROWING ARRANGEMENTS

Credit Facility

On September 23, 2010, we entered into the Fifth Amended and Restated Credit Agreement that amends and replaces our existing credit facility and provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to March 23, 2015, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense “EBITDAR”), and covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries that have guaranteed the credit facility to pay the full amount of our obligations under the credit facility. As of October 31, 2010, we were in compliance with our financial covenants under the credit facility and, based on current projections, expect to be in compliance throughout fiscal 2010. The credit facility matures on September 23, 2015, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During the thirteen and thirty-nine weeks ended October 31, 2010 and November 1, 2009, we had no borrowings under the credit facility, and no amounts were outstanding as of October 31, 2010 or November 1, 2009. Additionally, as of October 31, 2010, $11,520,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Restricted Cash

On April 16, 2010, we entered into a Collateral Trust Agreement (the “Agreement”) to replace a portion of our standby letters of credit, which secure the liabilities associated with our workers’ compensation and other insurance programs. Under the Agreement, we are obligated to fund the trust with an initial deposit of $12,500,000 and to reinvest interest income up to a maximum of 110% of the initial deposit thereby guaranteeing our obligation for any losses below our insurance deductibles. The Agreement is renewable annually and is cancellable upon 90 days written notice with the insurance provider’s and our mutual consent. As of October 31, 2010, restricted cash related to the Agreement was $12,507,000.

Letter of Credit Facilities

As of October 31, 2010, we have three unsecured commercial letter of credit reimbursement facilities for an aggregate of $90,000,000, each of which matures on September 2, 2011. The letter of credit facilities contain covenants and provide for events of default that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of October 31, 2010, an aggregate of $27,910,000 was outstanding under the letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 30, 2012.

Long-Term Debt

As of October 31, 2010, we had $8,879,000 of long-term debt obligations, consisting primarily of the bond-related debt associated with one of our Memphis-based distribution facilities, which accrues interest based on a variable rate. As of October 31, 2010, the carrying value of our long-term debt approximates fair value.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 18,459,903 shares. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan now have a maximum term of seven years, as amended. Incentive stock options that may be issued to 10% shareholders, however, have a maximum term of five years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date or not less than 110% of such closing price for an incentive stock option granted to a 10% shareholder. Option awards granted to employees generally vest over a period of four to five years. Stock awards granted to employees generally vest over a period of three to five years for service based awards. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of shareholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises will be funded with the issuance of new shares.

Stock-Based Compensation Expense

We measure and record stock-based compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method. During the thirteen and thirty-nine weeks ended October 31, 2010, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $6,213,000 and $21,482,000, respectively (including stock-based compensation expense of approximately $4,042,000 for the thirty-nine weeks ended October 31, 2010, associated with the retirement of our former Chairman and Chief Executive Officer). During the thirteen and thirty-nine weeks ended November 1, 2009, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $5,462,000 and $14,152,000, respectively.

Stock Options

The following table summarizes our stock option activity during the thirty-nine weeks ended October 31, 2010:

Shares
Balance at January 31, 2010	2,613,132
Granted	0
Exercised	(1,034,601)
Canceled	(33,360)
Balance at October 31, 2010	1,545,171
Vested at October 31, 2010	1,544,771
Vested plus expected to vest at October 31, 2010	1,545,159

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the thirty-nine weeks ended October 31, 2010:

Shares
Balance at January 31, 2010	4,547,975
Granted	369,375
Converted	(644,625)
Canceled	(493,400)
Balance at October 31, 2010	3,779,325
Vested at October 31, 2010	679,930
Vested plus expected to vest at October 31, 2010	3,360,721

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirty-nine weeks ended October 31, 2010:

Shares
Balance at January 31, 2010	1,887,160
Granted	1,330,758
Released	(448,900)
Canceled	(54,248)
Balance at October 31, 2010	2,714,770
Vested plus expected to vest at October 31, 2010	2,320,651

NOTE D. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 31, 2010 and November 1, 2009 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Net earnings (loss)	$36,530	$7,327	$86,827	$(10,979)
Other comprehensive income (loss)
Foreign currency translation adjustment	702	841	1,509	4,758
Net unrealized gain on investment	0	2	0	2
Comprehensive income (loss)	$37,232	$8,170	$88,336	$(6,219)

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

The following is a reconciliation of net earnings (loss) and the number of shares used in the basic and diluted earnings (loss) per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings (Loss)	Weighted Average Shares	Earnings (Loss) Per Share
Thirteen weeks ended October 31, 2010
Basic	$36,530	106,152	$0.34
Effect of dilutive stock-based awards		2,756
Diluted	$36,530	108,908	$0.34
Thirteen weeks ended November 1, 2009
Basic	$7,327	105,817	$0.07
Effect of dilutive stock-based awards		2,809
Diluted	$7,327	108,626	$0.07
Thirty-nine weeks ended October 31, 2010
Basic	$86,827	107,216	$0.81
Effect of dilutive stock-based awards		2,566
Diluted	$86,827	109,782	$0.79
Thirty-nine weeks ended November 1, 2009
Basic	$(10,979)	105,706	$(0.10)
Effect of dilutive stock-based awards[1]		0
Diluted	$(10,979)	105,706	$(0.10)

1 Due to the net loss recognized for the thirty-nine weeks ended November 1, 2009, all stock-based awards were excluded from the calculation of diluted earnings (loss) per share as their inclusion would be anti-dilutive.

Stock-based awards of 1,576,000 and 2,419,000 for the thirteen weeks ended and 1,613,000 and 10,312,000 for the thirty-nine weeks ended October 31, 2010 and November 1, 2009, respectively, were not included in the computation of diluted earnings (loss) per share, as their inclusion would be anti-dilutive.

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

During the thirteen and thirty-nine weeks ended October 31, 2010, we recorded expense of approximately $3,356,000 (of which $3,082,000 is recorded within selling, general and administrative expenses and the remainder within cost of goods sold) and $13,673,000 (of which $12,771,000 is recorded within selling, general and administrative expenses and the remainder within cost of goods sold), respectively, associated with asset impairment and early lease termination charges for underperforming retail stores. We also recorded a net benefit in selling, general and administrative expenses of $403,000 during the thirty-nine weeks ended October 31, 2010 related to the exit of excess distribution capacity.

During the thirteen and thirty-nine weeks ended November 1, 2009, we recorded expense of approximately $12,156,000 (of which $11,036,000 is recorded within selling, general and administrative expenses and the remainder within cost of goods sold) and $25,529,000 (of which $24,250,000 is recorded within selling, general and administrative expenses and the remainder within cost of goods sold), respectively, associated with asset impairment and early lease termination charges for underperforming retail stores. In addition, during the thirteen and thirty-nine weeks ended November 1, 2009, we recorded expense of approximately $6,245,000 (of which $5,665,000 is recorded within selling, general and administrative expenses and the remainder within cost of goods sold) and $7,580,000 (of which $5,981,000 is recorded within selling, general and administrative expenses and the remainder within cost of goods sold), respectively, associated with the exit of excess distribution capacity.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Retail	Direct-to- Customer	Unallocated	Total
Thirteen weeks ended October 31, 2010
Net revenues[1]	$460,933	$354,583	$0	$815,516
Depreciation and amortization expense	21,684	5,127	7,812	34,623
Earnings (loss) before income taxes[2]	40,258	71,802	(55,976)	56,084
Capital expenditures	6,197	4,320	5,016	15,533
Thirteen weeks ended November 1, 2009
Net revenues[1]	$428,292	$301,005	$0	$729,297
Depreciation and amortization expense	25,292	5,177	8,504	38,973
Earnings (loss) before income taxes[2,3]	15,102	49,905	(55,892)	9,115
Capital expenditures	9,827	3,978	3,524	17,329
Thirty-nine weeks ended October 31, 2010
Net revenues[1]	$1,322,589	$986,118	$0	$2,308,707
Depreciation and amortization expense	69,626	15,824	23,055	108,505
Earnings (loss) before income taxes[2,3,4]	97,284	208,757	(166,550)	139,491
Assets[5]	937,466	314,974	782,732	2,035,172
Capital expenditures	19,849	11,141	15,432	46,422
Thirty-nine weeks ended November 1, 2009
Net revenues[1]	$1,185,910	$827,116	$0	$2,013,026
Depreciation and amortization expense	72,893	15,684	25,007	113,584
Earnings (loss) before income taxes[2,3]	3,515	121,737	(145,591)	(20,339)
Assets[5]	992,092	267,578	652,022	1,911,692
Capital expenditures	29,612	10,406	10,373	50,391

1 Includes net revenues in the retail channel of approximately $28.2 million and $19.7 million for the thirteen weeks ended October 31, 2010 and November 1, 2009, respectively, and $73.8 million and $49.9 million for the thirty-nine weeks ended October 31, 2010 and November 1, 2009, respectively, related to our foreign operations.

2 Includes expenses in the retail channel of approximately $3.4 million and $12.2 million for the thirteen weeks ended October 31, 2010 and November 1, 2009, respectively, and $13.7 million and $25.5 million for the thirty-nine weeks ended October 31, 2010 and November 1, 2009, respectively, related to asset impairment and early lease termination charges for underperforming retail stores.

3 Unallocated costs before income taxes include a net benefit of $0.4 million for the thirty-nine weeks ended October 31, 2010 and expense of $6.2 million and $7.6 million for the thirteen and thirty-nine weeks ended November 1, 2009, respectively, related to the exit of excess distribution capacity.

4 Unallocated costs before income taxes includes $4.3 million for the thirty-nine weeks ended October 31, 2010 related to the retirement of our former Chief Executive Officer.

5 Includes $27.4 million and $29.7 million of long-term assets as of October 31, 2010 and November 1, 2009, respectively, related to our foreign operations.

NOTE H: RETIREMENT AND CONSULTING AGREEMENT

On January 25, 2010, the independent members of the Board of Directors (the “Board”) of Williams-Sonoma, Inc. (the “Company”) approved the Company’s entry into a Retirement and Consulting Agreement (the “Agreement”) with W. Howard Lester, the Company’s former Chairman and Chief Executive Officer. Pursuant to the terms of the Agreement, Mr. Lester retired as Chairman and Chief Executive Officer and as a member of the Board on May 26, 2010. Upon his retirement and in recognition of his contributions to the Company, Mr. Lester received, among other things, accelerated vesting of his outstanding stock options, stock-settled stock appreciation rights and restricted stock units. The total expense recorded in the thirty-nine weeks ended October 31, 2010 associated with Mr. Lester’s retirement, consisting primarily of stock-based compensation expense, was approximately $4,319,000. As a result of Mr. Lester’s death on November 15, 2010, the Agreement terminated and all unvested stock units and cash payments granted under the Agreement were forfeited.

NOTE I. CONSOLIDATION OF MEMPHIS-BASED DISTRIBUTION FACILITIES

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of W. Howard Lester, our former Chairman Emeritus, and James A. McMahan, a Director Emeritus and a significant shareholder. Partnership 1 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties.

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

Both partnerships financed the construction of the distribution facilities and related addition through the sale of industrial development bonds. Quarterly interest and annual principal payments on the bonds are required through maturity and the terms of the lease automatically renew on an annual basis until the bonds are fully repaid. The two partnerships described above qualify as variable interest entities (“VIEs”) due to their related party relationship with us and our obligation to renew the leases until the bonds are fully repaid. Accordingly, the two related party VIE partnerships, from which we lease our Memphis-based distribution facilities, are consolidated by us. As of October 31, 2010, our consolidated balance sheet includes $15,310,000 in assets (primarily buildings), $8,513,000 in debt and $6,797,000 in other long-term liabilities related to these leases. We have no other VIE relationships which meet the criteria for consolidation.

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

NOTE K. STOCK REPURCHASE PROGRAM

Consistent with our objective to offset dilution from equity compensation programs on an on-going basis, in May 2010, our Board of Directors authorized a stock repurchase program to purchase up to $60,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. We completed the $60,000,000 stock repurchase program by repurchasing 599,812 shares of our common stock at a weighted average cost of $26.17 per share and a total cost of approximately $15,694,000 during the third quarter.

In September 2010, our Board of Directors authorized a new stock repurchase program to purchase up to $65,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. During the quarter, we repurchased 654,863 shares under this new program at a weighted average cost of $31.63 per share and a total cost of approximately $20,714,000. There remains an aggregate of approximately $44,286,000 available for repurchases under the $65,000,000 stock repurchase program.

The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. These stock repurchase programs do not have an expiration date and may be limited or terminated at any time without prior notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our projected earnings, revenues and sales; the impact of accounting changes; our expected effective tax rate; our plans to shift our merchandising and marketing strategies for the Williams-Sonoma Home brand to an e-commerce and limited store-in-store strategy; the expansion of our international business, including expectations regarding the opening of additional franchised stores and the launch of international shipments through our e-commerce channel; our expectations regarding business trends, our performance in the fourth quarter and the success of our e-marketing and clienteling initiatives; our plans for using our cash resources; our compliance with our bank covenants; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our planned investments; our stock repurchase program; the future payment of dividends; and our plans to enter into foreign currency contracts, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended October 31, 2010 (“third quarter of fiscal 2010”), as compared to the thirteen weeks ended November 1, 2009 (“third quarter of fiscal 2009”) and the thirty-nine weeks ended October 31, 2010 (“year-to-date 2010”), as compared to the thirty-nine weeks ended November 1, 2009 (“year-to-date 2009”), should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Third Quarter of Fiscal 2010 Financial Results

During the third quarter of fiscal 2010, our net revenues increased 11.8% to $815,516,000 from $729,297,000 in the third quarter of fiscal 2009. Diluted earnings per share in the third quarter of fiscal 2010 increased to $0.34, the highest third quarter earnings per share in our history, compared to $0.07 in the third quarter of fiscal 2009, including a $0.02 and $0.09 charge from unusual business events, respectively. Innovative merchandise at compelling price points, supported by a superior customer experience and a highly targeted multi-channel marketing strategy, drove these results. We also ended the quarter with cash and cash equivalents of $389,627,000 after returning $136,569,000 to shareholders through share repurchases and dividends over the past 12 months.

Retail net revenues in the third quarter of fiscal 2010 increased $32,641,000, or 7.6%, compared to the third quarter of fiscal 2009. This increase was driven by growth of 8.1% in comparable store sales, partially offset by a 3.2% year-over-year reduction in retail leased square footage, including 21 net fewer stores. Increased net revenues during the quarter were driven by the Pottery Barn, West Elm, Pottery Barn Kids and Williams-Sonoma brands.

Direct-to-customer net revenues in the third quarter of fiscal 2010 increased $53,578,000, or 17.8%, compared to the third quarter of fiscal 2009. This increase was driven by growth in the Pottery Barn, Pottery Barn Kids, PBteen, West Elm and Williams-Sonoma brands. Internet net revenues, our fastest growing channel, increased 28.5% to $295,804,000 in the third quarter of fiscal 2010 compared to $230,112,000 in the third quarter of fiscal 2009.

In our core brands, net revenues in the third quarter of fiscal 2010 increased 10.6% compared to the third quarter of fiscal 2009. Pottery Barn saw the greatest increase, followed by Pottery Barn Kids and Williams-Sonoma. In the Pottery Barn brand, net revenues in the third quarter increased 14.4% and comparable store sales increased 11.6%. In the Pottery Barn Kids brand, net revenues increased 8.2% despite a 7% year-over-year decline in retail leased square footage. Comparable store sales increased 10.3%. In the direct-to-customer channel in both the Pottery Barn and Pottery Barn Kids brands, we continued to identify new opportunities to drive growth and enhanced customer acquisition through both expanded e-marketing and increased catalog circulation. In the Williams-Sonoma brand, third quarter net revenues increased 2.1% and comparable stores sales increased 1.4%. Product exclusivity and traffic-generating promotions were key drivers of growth during the quarter.

In our emerging brands, including West Elm, PBteen and Williams-Sonoma Home, net revenues in the third quarter of fiscal 2010 increased 18.6% compared to the third quarter of fiscal 2009 driven by increasing net revenues in the West Elm and PBteen brands. PBteen net revenues in the third quarter increased 17.1% driven by innovative product at a great value.

In the Williams-Sonoma Home brand, we continued to focus on our retail restructuring and now expect to have all stand-alone stores closed by the end of this fiscal year. At the same time, we are developing new merchandising and marketing strategies for fiscal 2011, as we transition the brand to e-commerce and a limited store-in-store strategy within the Williams-Sonoma brand.

Third Quarter of Fiscal 2010 Operational Results

In supply chain, we continue to see ongoing benefits from our hub distribution strategies and continue to focus on our initiatives including packaging optimization, domestic transportation, network redesign and refinements in our sourcing base.

In our international business, we are pleased with the performance of our first four franchised stores in Dubai and Kuwait. We see this as a strategic first step toward a longer term international growth plan and are currently planning to see an additional 7 franchised stores opened in fiscal 2011. We are also planning to begin shipping internationally through our e-commerce channel next year.

Fiscal 2010

As we look forward to the fourth quarter, we continue to be encouraged by the sales and margin trends that we are seeing in our business today, particularly in our home furnishings brands, and are operationally poised for an exceptional holiday season. We are also well-positioned to drive significant multi-channel traffic through newly launched e-marketing and clienteling initiatives. As a result of these strong business trends, we now expect net revenue growth of 11% to 12% and diluted earnings per share of $1.61 to $1.66 in fiscal 2010 versus $0.72 in fiscal 2009.

Lastly, in May 2010, our Board of Directors authorized a share repurchase program to purchase up to $60,000,000 of our common stock. During the third quarter, we completed all remaining share repurchases under this program. In September 2010, our Board of Directors authorized a new share repurchase program to purchase up to $65,000,000 of the Company’s outstanding common stock. The authorization of these stock repurchase programs reflect the Board of Director’s objective to offset dilution from equity compensation programs on an ongoing basis. For year-to-date 2010, we have repurchased $80,714,000 under these programs and have $44,286,000 available for repurchase under the $65,000,000 stock repurchase program.

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

The following table summarizes our net revenues for the third quarter of fiscal 2010 and fiscal 2009, and year-to-date 2010 and 2009:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 31, 2010	% Total	November 1, 2009	% Total	October 31, 2010	% Total	November 1, 2009	% Total
Retail revenues	$460,933	56.5%	$428,292	58.7%	$1,322,589	57.3%	$1,185,910	58.9%
Direct-to-customer revenues	354,583	43.5%	301,005	41.3%	986,118	42.7%	827,116	41.1%
Net revenues	$815,516	100.0%	$729,297	100.0%	$2,308,707	100.0%	$2,013,026	100.0%

Net revenues in the third quarter of fiscal 2010 increased by $86,219,000 or 11.8%, compared to the third quarter of fiscal 2009. This increase was driven by growth of 8.1% in comparable store sales and growth of 28.5% in our e-commerce revenues primarily driven by increased internet advertising, partially offset by a 3.2% year-over-year reduction in retail leased square footage, including 21 net fewer stores. Increased net revenues during the quarter were driven by Pottery Barn and West Elm brands.

Net revenues for year-to-date 2010 increased by $295,681,000, or 14.7%, compared to year-to-date 2009. This increase was driven by growth of 12.6% in comparable store sales and growth of 26.7% in our e-commerce revenues primarily driven by increased internet advertising, partially offset by a 3.2% year-over-year reduction in retail leased square footage, including 21 net fewer stores. Increased net revenues during year-to-date 2010 were driven by Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma brands.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Retail revenues	$460,933	$428,292	$1,322,589	$1,185,910
Percent increase (decrease) in retail revenues	7.6%	0.9%	11.5%	(10.2%)
Percent increase (decrease) in comparable store sales	8.1%	1.7%	12.6%	(11.6%)
Number of stores - beginning of period	609	629	610	627
Number of new stores	0	1	3	8
Number of new stores due to remodeling[1]	1	1	6	6
Number of closed stores due to remodeling[1]	(1)	(1)	(4)	(6)
Number of permanently closed stores	0	0	(6)	(5)
Number of stores - end of period	609	630	609	630
Store selling square footage at period-end	3,747,000	3,880,000	3,747,000	3,880,000
Store leased square footage (“LSF”) at period-end	6,054,000	6,251,000	6,054,000	6,251,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the period due to square footage expansion, store modification or relocation.

	Store Count				Store Count	Avg. LSF Per Store	Avg. LSF Per Store
	August 1, 2010	Openings	Closings	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Williams-Sonoma	260	0	(1)	259	263	6,300	6,300
Pottery Barn	197	1	0	198	204	13,000	12,900
Pottery Barn Kids	85	0	0	85	93	8,100	8,000
West Elm	37	0	0	37	40	17,000	17,300
Williams-Sonoma Home	11	0	0	11	11	13,200	13,200
Outlets	19	0	0	19	19	19,100	19,500
Total	609	1	(1)	609	630	9,900	9,900

Retail net revenues in the third quarter of fiscal 2010 increased $32,641,000, or 7.6%, compared to the third quarter of fiscal 2009. This increase was driven by growth of 8.1% in comparable store sales, partially offset by a 3.2% year-over-year reduction in retail leased square footage, including 21 net fewer stores. Increased net revenues during the quarter were driven by the Pottery Barn, West Elm, Pottery Barn Kids and Williams-Sonoma brands.

Retail net revenues for year-to-date 2010 increased $136,679,000, or 11.5%, compared to year-to-date 2009. This increase was driven by growth of 12.6% in comparable store sales, partially offset by a 3.2% year-over-year reduction in retail leased square footage, including 21 net fewer stores. Increased net revenues during year-to-date 2010 were driven by the Pottery Barn, West Elm and Williams-Sonoma brands.

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

Percentages represent changes in comparable store sales compared to the same period in the prior year.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Percent increase (decrease) in comparable store sales	October 31, 2010	November 1, 2009		October 31, 2010	November 1, 2009
Williams-Sonoma	1.4%	(2.1%	)	6.6%	(9.4%	)
Pottery Barn	11.6%	7.6%		16.9%	(10.6%	)
Pottery Barn Kids	10.3%	(3.1%	)	16.8%	(16.8%	)
Outlets	14.1%	(6.7%	)	6.6%	(17.5%	)
Total	8.1%	1.7%		12.6%	(11.6%	)

Various factors affect comparable store sales, including the overall economic and general retail sales environment as well as current local and global economic conditions, each of which were significant factors in our comparable store sales results for the thirteen and thirty-nine weeks ended October 31, 2010 and November 1, 2009, respectively. Additional factors have affected our comparable store sales results in the past and may continue to affect them in the future, such as the number, size and location of stores we open, close, remodel or expand in any period, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, the benefits of closing underperforming stores in multi-store markets, changes in catalog circulation and in our direct-to-customer business and fluctuations in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Dollars in thousands	October 31, 2010	November 1, 2009		October 31, 2010		November 1, 2009
Catalog revenues	$58,779	$70,893		$182,855		$193,287
Internet revenues	295,804	230,112		803,263		633,829
Total direct-to-customer revenues	$354,583	$301,005		$986,118		$827,116
Percent increase (decrease) in direct-to-customer revenues	17.8%	(8.1%	)	19.2%		(19.9%	)
Percent increase (decrease) in number of catalogs circulated	3.8%	(18.1%	)	0.5%		(18.0%	)
Percent increase (decrease) in number of pages circulated	1.6%	(20.6%	)	(1.3%	)	(22.8%	)

Direct-to-customer net revenues in the third quarter of fiscal 2010 increased $53,578,000, or 17.8%, compared to the third quarter of fiscal 2009. This increase was driven by growth in the Pottery Barn, Pottery Barn Kids, PBteen, West Elm and Williams-Sonoma brands. Internet net revenues, our fastest growing channel, increased 28.5% to $295,804,000 in the third quarter of fiscal 2010 compared to $230,112,000 in the third quarter of fiscal 2009.

Direct-to-customer net revenues for year-to-date 2010 increased $159,002,000, or 19.2%, compared to year-to-date 2009 driven by growth in the Pottery Barn, Pottery Barn Kids, PBteen and West Elm brands. Internet net revenues for year-to-date 2010 increased 26.7% to $803,263,000 versus $633,829,000 for year-to-date 2009.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 31, 2010	% Net Revenues	November 1, 2009	% Net Revenues	October 31, 2010	% Net Revenues	November 1, 2009	% Net Revenues
Cost of goods sold[1]	$504,235	61.8%	$476,445	65.3%	$1,440,141	62.4%	$1,360,870	67.6%

1Includes total occupancy expenses of $126,575,000 and $130,640,000 for the third quarter of fiscal 2010 and fiscal 2009, respectively, and $376,662,000 and $386,237,000 for year-to-date 2010 and 2009, respectively.

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

Our classification of expenses in cost of goods sold may not be comparable to other public companies, as we do not include non-occupancy related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third party warehouse services, and other distribution-related administrative expenses, are recorded in selling, general and administrative expenses.

Within our reportable segments, the direct-to-customer channel does not incur freight-to-store or store occupancy expenses, and typically operates with lower markdowns and inventory shrinkage than the retail channel. However, the direct-to-customer channel incurs higher customer shipping, damage and replacement costs than the retail channel.

Third Quarter of Fiscal 2010 vs. Third Quarter of Fiscal 2009

Cost of goods sold increased by $27,790,000, or 5.8%, in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Cost of goods sold as a percentage of net revenues decreased to 61.8% in the third quarter of fiscal 2010 from 65.3% in the third quarter of fiscal 2009. This decrease was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues, stronger selling margins and a decrease in occupancy expense dollars.

In the retail channel, cost of goods sold as a percentage of net revenues decreased 350 basis points in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. This decrease as a percentage of net revenues was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues, stronger selling margins and a decrease in occupancy expense dollars.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues decreased 160 basis points in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. This decrease as a percentage of net revenues was primarily driven by stronger selling margins and the leverage of fixed occupancy expenses due to increasing net revenues.

Year-to-Date 2010 vs. Year-to-Date 2009

Cost of goods sold for year-to-date 2010 increased $79,271,000, or 5.8%, compared to year-to-date 2009. Cost of goods sold as a percentage of net revenues decreased to 62.4% for year-to-date 2010 from 67.6% for year-to-date 2009. This decrease was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues, stronger selling margins and a decrease in occupancy expense dollars.

In the retail channel, cost of goods sold as a percentage of net revenues decreased 510 basis points for year-to-date 2010 compared to year-to-date 2009. This decrease as a percentage of net revenues was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues, stronger selling margins and a decrease in occupancy expense dollars.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues decreased 360 basis points for year-to-date 2010 compared to year-to-date 2009. This decrease as a percentage of net revenues was primarily driven by stronger selling margins, the leverage of fixed occupancy expenses due to increasing net revenues and a decrease in occupancy expense dollars.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 31, 2010	% Net Revenues	November 1, 2009	% Net Revenues	October 31, 2010	% Net Revenues	November 1, 2009	% Net Revenues
Selling, general and administrative expenses	$255,119	31.3%	$243,396	33.4%	$728,746	31.6%	$671,505	33.4%

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

Third Quarter of Fiscal 2010 vs. Third Quarter of Fiscal 2009

Selling, general and administrative expenses increased by $11,723,000, or 4.8%, in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Including expense of approximately $3,082,000 for charges associated with our underperforming retail stores, selling, general and administrative expenses as a percentage of net revenues decreased to 31.3% in the third quarter of fiscal 2010 from 33.4% in the third quarter of fiscal 2009 (which included $11,036,000 from asset impairment and early lease termination charges for underperforming retail stores as well as charges associated with exiting excess distribution capacity of $5,665,000). This decrease as a percentage of net revenues was primarily driven by a reduction in catalog advertising expense, a reduction in year-over-year charges associated with our underperforming retail stores and charges associated with exiting excess distribution capacity which did not recur in fiscal 2010, partially offset by increased internet advertising expenses and incentive compensation costs.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 180 basis points in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. This was primarily driven by a reduction in charges associated with our underperforming retail stores.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 190 basis points in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. This decrease as a percentage of net revenues was primarily driven by a reduction in catalog advertising expense and the leverage of fixed expenses due to increasing net revenues, partially offset by increased internet advertising expenses.

Year-to-Date 2010 vs. Year-to-Date 2009

Selling, general and administrative expenses for year-to-date 2010 increased by $57,241,000, or 8.5%, compared to year-to-date 2009. Including expense of approximately $12,771,000 from asset impairment and early lease termination charges for underperforming retail stores and $4,319,000 associated with the retirement of our former Chairman and Chief Executive Officer, selling, general and administrative expenses as a percentage of net revenues decreased to 31.6% for year-to-date 2010 from 33.4% for year-to-date 2009 (which included $24,250,000 from asset impairment and early lease termination charges for underperforming retail stores as well as charges associated with exiting excess distribution capacity of $5,981,000). This decrease as a percentage of net revenues was primarily driven by a reduction in charges associated with our underperforming retail stores, a reduction in catalog advertising expense and the leverage of fixed expenses due to increasing net revenues, partially offset by an increase in incentive compensation costs and internet advertising expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 200 basis points for year-to-date 2010 compared to year-to-date 2009. This was primarily driven by a reduction in charges associated with our underperforming retail stores and the leverage of fixed expenses due to increasing net revenues.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 280 basis points for year-to-date 2010 compared to year-to-date 2009. This was primarily driven by a reduction in catalog advertising expense and the leverage of fixed expenses due to increasing net revenues, partially offset by an increase in internet advertising.

INCOME TAXES

The effective rate was an expense of 37.8% for year-to-date 2010 and a benefit of 46.0% for year-to-date 2009. The effective tax rate for year-to-date 2009 was primarily the result of our year-to-date 2009 net loss in addition to certain favorable income tax resolutions during fiscal 2009.

We expect the effective tax rate to be in the range of 37% to 39% in fiscal 2010. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates due to volatility in earnings or losses in addition to taxable events that occur and exposures that are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2010, we held $389,627,000 in cash and cash equivalent funds, the majority of which are held in money market funds and highly liquid U.S. Treasury bills. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2010, we plan to use our cash resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, stock repurchases, purchases of property and equipment and dividend payments. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to March 23, 2015, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During the thirteen and thirty-nine weeks ended October 31, 2010 and November 1, 2009, respectively, we had no borrowings under the credit facility, and no amounts were outstanding as of October 31, 2010 or November 1, 2009. Additionally, as of October 31, 2010, $11,520,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. On April 16, 2010, we entered into a collateral trust agreement to replace a portion of our standby letters of credit. As of October 31, 2010, restricted cash deposits related to this agreement were $12,507,000. Further, as of October 31, 2010, we had three unsecured letter of credit reimbursement facilities for a total of $90,000,000. As of October 31, 2010, an aggregate of $27,910,000 was outstanding under these letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our bank covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2010. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

For year-to-date 2010, net cash provided by operating activities was $42,453,000 compared to net cash provided by operating activities of $165,585,000 for year-to-date 2009. The reduction in the net cash provided by operating activities for year-to-date 2010 and as compared to year-to-date 2009 was primarily attributable to an increase in merchandise inventories, partially offset by an increase in our year-to-date fiscal 2010 net income.

For year-to-date 2010, net cash used in investing activities was $48,173,000 compared to net cash used in investing activities of $49,535,000 for year-to-date 2009. For year-to-date 2010, net cash used in investing activities was primarily attributable to purchases of property and equipment of $46,422,000, comprised of $13,711,000 for stores, $26,879,000 for systems development projects (including e-commerce websites) and $5,832,000 for distribution, facility infrastructure and other projects. For year-to-date 2010, net cash used in investing activities decreased slightly compared to year-to-date 2009 primarily due to restricted cash deposits, partially offset by proceeds from the sale of assets.

For fiscal 2010, we anticipate investing $75,000,000 in the purchase of property and equipment, primarily for the construction of 4 new stores and 7 remodeled or expanded stores, systems development projects (including e-commerce websites), and distribution, facility infrastructure and other projects.

For year-to-date 2010, net cash used in financing activities was $118,795,000 compared to net cash used in financing activities of $36,369,000 for year-to-date 2009. For year-to-date 2010, net cash used in financing activities was primarily attributable to the repurchase of common stock, the payment of dividends and tax withholdings related to stock-based awards, partially offset by net proceeds from the exercise of stock-based awards. Compared to year-to-date 2009, cash used in financing activities increased primarily due to the repurchase of common stock.

Stock Repurchase Program

Consistent with our objective to offset dilution from equity compensation programs on an on-going basis, in May 2010, our Board of Directors authorized a stock repurchase program to purchase up to $60,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. We completed the $60,000,000 stock repurchase program by repurchasing 599,812 shares of our common stock at a weighted average cost of $26.17 per share and a total cost of approximately $15,694,000 during the third quarter.

In September 2010, our Board of Directors authorized a new stock repurchase program to purchase up to $65,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. During the quarter, we repurchased 654,863 shares under this new program at a weighted average cost of $31.63 per share and a total cost of approximately $20,714,000. There remains an aggregate of approximately $44,286,000 available for repurchases under the $65,000,000 stock repurchase program.

The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. These stock repurchase programs do not have an expiration date and may be limited or terminated at any time without prior notice.

Dividend Policy

Our quarterly cash dividend is $0.15 per common share. The indicated annual cash dividend, subject to capital availability, is $0.60 per common share, or approximately $65,000,000. Our quarterly cash dividend may be limited or terminated at any time.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2010, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 31, 2010.

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

Interest Rate Risk

As of October 31, 2010, we had two debt instruments with variable interest rates which subject us to risks associated with changes in interest rates, the interest payable on our credit facility and the bond-related debt associated with one of our Memphis-based distribution facilities. As of October 31, 2010, the total outstanding principal balance on these instruments was $175,000 (with an interest rate of 1.3%) solely pertaining to our bond-related debt associated with our Memphis-based distribution facility. As of October 31, 2010, no amounts were outstanding under our credit facility. If interest rates on these existing variable rate debt instruments rose 10%, our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of October 31, 2010, our investments, made primarily in money market funds and highly liquid U.S. Treasury bills, are stated at cost and approximate their fair values.

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

In addition, as of October 31, 2010, we have 17 retail stores in Canada and limited sourcing operations in both Europe and Asia, each of which expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during year-to-date 2010 or year-to-date 2009.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of October 31, 2010, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. In particular, the current economic downturn has led to decreased discretionary spending, which has adversely impacted our business in the past. In addition, a decrease in home purchases has led and may continue to lead to significantly decreased consumer spending on home products. These factors have affected our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

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

In addition, we are subject to certain risks, including risks related to the availability of raw materials, labor disputes, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, general economic and political conditions and regulations to address climate change that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before the merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a recall, which could damage our reputation and brands, and harm our business. Recently enacted legislation has given the U.S. Consumer Product Safety Commission increased regulatory and enforcement power, particularly with regard to children’s safety, among other areas. As a result, companies like ours may be subject to more product recalls and incur higher recall-related expenses. Any recalls or other safety issues could harm our brands’ images.

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

Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable store sales will continue to fluctuate in the future. Comparable store sales have decreased in the past, however, past comparable store sales are not necessarily an indication of future results. Our ability to improve our comparable store sales results depends, in large part, on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, effectively driving traffic to our stores through marketing and various promotional events, providing an appropriate mix of merchandise for our broad and diverse customer base and using effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and securities analysts in one or more future periods could significantly reduce the market price of our common stock.

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

We have in the past and may in the future introduce new brands and brand extensions, or reposition or close existing brands. Our newest brands – West Elm, PBteen and Williams-Sonoma Home – and any other new brands, may not grow as we project and plan for. Further, if we devote time and resources to new brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, or to reposition brands, in a manner that improves our overall business and operating results and may therefore be forced to close the brands. For example, after another difficult year and an extensive review of our strategic alternatives, we concluded that the future potential of the Williams-Sonoma Home brand is limited. As such, we continued to focus on our retail restructuring and now expect to have all stand-alone stores closed by the end of this year. At the same time, we are developing new merchandising and marketing strategies for fiscal 2011, as we transition the brand to e-commerce and a limited store-in-store strategy within the Williams-Sonoma brand.

Our inability to obtain commercial insurance at acceptable rates or our failure to adequately reserve for self-insured exposures might increase our expenses and have a negative impact on our business.

We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Insurance costs may increase substantially in the future and may be affected by natural catastrophes, fear of terrorism, financial irregularities and other fraud at publicly-traded companies, intervention by the government and a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies may go out of business, or may be otherwise unable to fulfill their contractual obligations. In addition, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable rates, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and attendant expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.

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

We have entered into a franchise agreement with the M.H. Alshaya Company (“M.H. Alshaya”), an unaffiliated franchisee to operate stores in the Middle East. Under this agreement, M.H. Alshaya will operate stores that sell goods purchased from us under our brand names. We have no prior experience operating through these types of third party arrangements, and this arrangement may not be successful. The administration of this relationship may divert management attention and require more resources than we expect. While we expect that this will be a small part of our business in the near future, if successful, we plan to continue to increase the number of stores and countries in which these franchises operate as part of our efforts to expand internationally. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of M.H. Alshaya to meet its projections regarding store openings and sales. Moreover, while the agreement we have entered into may provide us with certain termination rights, to the extent that M.H. Alshaya does not operate its stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with this new franchise agreement, we are implementing certain new processes that will subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable laws or regulations could have an adverse effect on our results of operations.

If our operating and financial performance in any given period does not meet the extensive guidance that we have provided to the public, our stock price may decline.

We provide extensive public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our shareholders and potential shareholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided, especially in times of economic uncertainty. In the past, when we have reduced our previously provided guidance, the market price of our common stock has declined. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock may decline as well.

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

We regularly review and evaluate our liquidity and capital needs. We currently believe that our available cash, cash equivalents and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs and we might need additional external funding to support our operations. Although we were able to amend our line of credit facility during fiscal 2010 on acceptable terms, in the event we require additional liquidity from our lenders, such funds may not be available to us or may not be available to us on acceptable terms in the future. For example, in the event we were to breach any of our financial covenants, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing credit facility on less favorable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers on terms that are acceptable to us, or at all, as the availability of letter of credit facilities may continue to be limited. Further, the providers of such credit may reallocate the available credit to other borrowers. If we are unable to access credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.

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

In May 2010, our Board of Directors authorized the repurchase of up to $60,000,000 of our common stock and in September 2010, the Board authorized a new stock repurchase program to purchase up to $65,000,000 of our common stock. In addition, our quarterly cash dividend is $0.15 per common share, an indicated annual cash dividend of approximately $65,000,000. The dividend and stock repurchase programs may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of October 31, 2010 with respect to shares of common stock we repurchased during the third quarter of fiscal 2010.

Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program*
August 2, 2010 to August 29, 2010	341,363	$ 25.93	341,363	$ 6,844,000
August 30, 2010 to September 26, 2010	469,353	$ 28.27	469,353	$ 58,573,000
September 27, 2010 to October 31, 2010	443,959	$ 32.18	443,959	$ 44,286,000
Total	1,254,675	$ 29.02	1,254,675	$ 44,286,000
*	In May 2010, our Board of Directors authorized a stock repurchase program to purchase up to $60,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. During the third quarter of 2010, we completed all remaining share repurchases under this program and in September 2010 our Board of Directors authorized a new share repurchase program to purchase up to $65,000,000 of our outstanding common stock. The authorization of the stock repurchase program reflects the Board of Director’s objective to offset dilution from equity compensation programs on an on-going basis. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1	Seventh Amendment, dated as of September 3, 2010, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005
10.2	Sixth Amendment, dated as of September 3, 2010, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005
10.3	Fifth Amendment, dated as of September 3, 2010, to the Reimbursement Agreement between the Company and U.S. Bank National Association, N.A., dated as of September 8, 2006
10.4	Fifth Amended and Restated Credit Agreement, dated September 23, 2010, between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent, JPMorgan Chase Bank, N.A. and U.S. Bank, National Association, as co-documentation agents, and the lenders party thereto
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam
Executive Vice President,
Chief Operating and Chief Financial Officer

Date: December 10, 2010