Form 10-K
period 2011-01-30
WILLIAMS SONOMA INC
filed 2011-03-31
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended January 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    (Do not check if a smaller

reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No   ☒

As of August 1, 2010, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $2,812,245,000. It is assumed for purposes of this computation that an affiliate includes all persons as of August 1, 2010 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the registrant’s Williams-Sonoma, Inc. Stock Fund.

As of March 28, 2011, 104,980,876 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the letter to shareholders contained in this Annual Report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation: any projections of earnings, revenues or financial items, including future comparable store sales, projected capital expenditures, and our quarterly and fiscal 2011 tax rates; statements related to enhancing shareholder value; statements related to our beliefs about our competitive position; statements related to the plans, strategies, initiatives and objectives of management for future operations, including our key initiatives in fiscal 2011; statements related to our intent to market certain Williams-Sonoma Home merchandising categories through the Williams-Sonoma brand; statements related to our belief that our direct-mail catalogs and the Internet act as a cost-efficient means of testing market acceptance of new products and new brands; statements related to decreasing retail leased square footage in fiscal 2011; statements related to customers’ purchasing behavior; statements related to comparable store sales continuing to fluctuate in the future; statements related to our plans and efforts to expand internationally, including franchising and other third party arrangements in the Middle East, increasing the number of stores and countries in which these franchises operate and the timing of store openings in the Middle East; statements related to our belief that our available cash, cash equivalents, cash flow from operations and available credit facilities will be sufficient to finance our operations and expected capital requirements for at least the next 12 months; statements related to the payment of dividends; statements related to our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; statements related to our belief in the ultimate resolution of current legal proceedings; statements related to gaining market share, including attracting new customers, increasing investment in e-commerce, expanding clienteling services and our brands, and rolling out international shipping; statements related to increasing our Internet investments; statements related to expanding in-store event programs; statements related to improving profitability, including implementing new efficiencies in our supply chain, driving increased traffic and higher sales in our retail stores and continuing to expand e-commerce; statements related to expected Internet growth and its impact on our revenues; statements related to capital spending and investments, including selling, general and administrative investments, organic growth strategies, and opportunities to acquire new businesses; statements related to share repurchases statements related to remaining in compliance with our bank covenants; statements related to our investments in the purchase of property and equipment; statements related to indemnifications under our agreements; statements related to our expectation that we will enter into a short-term lease agreement for the Memphis distribution center; statements related to our plans to enter into foreign currency contracts; statements related to using undistributed earnings of foreign subsidiaries; statements related to our plans to enter into an aircraft lease agreement; and statement of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

WILLIAMS-SONOMA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 30, 2011

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a specialty retailer of products for the home. The direct-to-customer segment of our business sells our products through our six direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, and West Elm) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). The catalogs reach customers throughout the U.S. The retail segment of our business sells similar products through our four retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, and West Elm). As of January 30, 2011, all of our Williams-Sonoma Home retail stores have been permanently closed. In fiscal 2011, it is our intent to market those Williams-Sonoma Home merchandising categories that support our bridal registry, expanded flagship and designer assortments through the Williams-Sonoma kitchen brand. These categories will be available both on-line and in select Williams-Sonoma stores. As of January 30, 2011, we operated 592 stores in 44 states, Washington, D.C., Canada and Puerto Rico.

Based on net revenues for the 52-weeks ended January 30, 2011 (“fiscal 2010”), direct-to-customer net revenues accounted for 41.5% of our business and retail net revenues accounted for 58.5% of our business. Based on their contribution to our net revenues in fiscal 2010, the core brands in both the direct-to-customer and retail channels are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cooking and entertaining essentials; and Pottery Barn Kids, which sells stylish children’s furnishings.

Williams-Sonoma

We were founded in 1956 by Charles E. Williams, currently a Director Emeritus, with the opening of our first store in Sonoma, California. Today, our Williams-Sonoma stores offer a wide selection of culinary and serving equipment, including cookware, cookbooks, cutlery, informal dinnerware, glassware, table linens, specialty foods and cooking ingredients. Our direct-to-customer business began in 1972 when we introduced our flagship catalog, “A Catalog for Cooks,” which marketed the Williams-Sonoma brand. The stores continued to grow throughout the years and, in 1999, we launched both our Williams-Sonoma e-commerce website and our Williams-Sonoma bridal and gift registry.

Pottery Barn

In 1986, we acquired Pottery Barn, a retailer of casual home furnishings and, in 1987, we launched the first Pottery Barn catalog. Pottery Barn features a large assortment of home furnishings and furniture that we design internally and source from around the world to create a classic American look in the home. In 2000, we introduced our Pottery Barn e-commerce website and created Pottery Barn Bed and Bath, a catalog dedicated to bed and bath products. Additionally, in 2001, we launched our Pottery Barn gift and bridal registry.

Pottery Barn Kids

In 1999, Pottery Barn Kids, a premier retailer offering children’s furnishings and accessories, began with the introduction of the Pottery Barn Kids catalog. In 2000, we opened our first Pottery Barn Kids stores across the U.S. and, in 2001, we launched our Pottery Barn Kids e-commerce website and gift registry.

West Elm

In 2002, the West Elm brand was launched with the mailing of our first West Elm catalog. This brand targets design-conscious consumers looking for a modern aesthetic to furnish and accessorize their living spaces with quality products at accessible price points. West Elm offers a broad range of home furnishing categories including furniture, textiles, decorative accessories, lighting and tabletop items. In 2003, we launched our West Elm e-commerce website and opened our first West Elm retail store.

PBteen

The PBteen brand began with the introduction of the PBteen catalog in 2003. PBteen offers exclusive collections of home furnishings and decorative accessories that are specifically designed to reflect the personalities of the teenage market. In late 2003, we launched our PBteen e-commerce website.

International

In 2001, we expanded the geographic reach of our brands by opening five retail stores in Toronto, Canada and, as of January 30, 2011, we now operate 16 stores across Canada representing all of our retail brands. In 2008, we further increased our presence by opening two new retail stores in Puerto Rico, one Pottery Barn store and one West Elm store.

In addition, during fiscal 2009, we entered into a multi-year franchise agreement with the M.H. Alshaya Company to launch our portfolio of brands in the Middle East. Two Pottery Barn stores and two Pottery Barn Kids stores were opened in Dubai and one Pottery Barn store and one Pottery Barn Kids store were opened in Kuwait in fiscal 2010.

DIRECT-TO-CUSTOMER OPERATIONS

As of January 30, 2011, the direct-to-customer segment has six merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm and Williams-Sonoma Home) and sells products through our six direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, and West Elm) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). Of these six merchandising concepts, the Pottery Barn brand and its extensions continue to be the major source of revenue in the direct-to-customer segment.

The direct-to-customer business complements the retail business by building brand awareness and acting as an effective advertising vehicle. In addition, we believe that our direct-mail catalogs and the Internet act as a cost-efficient means of testing market acceptance of new products and new brands.

The direct-to-customer channel over the past several years has been strengthened by the introduction of e-commerce websites in all of our brands and has contributed to the shift we are continuing to see in the purchasing behavior of our customers across all channels. As a result, our marketing efforts, including the circulation of catalogs and the use of Internet advertising, are targeted toward driving sales to all of our channels, including retail. While we know this shift in behavior is continuing to occur, the quantification of the sales driven to each channel by our marketing efforts has become increasingly difficult to determine and analyze. Therefore, our estimate of advertising costs by segment are currently based on historical allocation methodologies, which may be required to be refined as additional information becomes available.

Consistent with our published privacy policies, we send our catalogs to addresses from our proprietary customer list, as well as to addresses from lists of other mail order merchandisers, magazines and companies with whom we establish a business relationship. In accordance with prevailing industry practice and our privacy policies, we primarily rent our list to select merchandisers. Our customer mailings are continually updated to include new prospects and to eliminate non-responders. In addition, we send electronic direct marketing communications only to those customers who have voluntarily provided us with their email addresses. These e-mail addresses are not shared with any third parties.

Detailed financial information about the direct-to-customer segment is found in Note M to our Consolidated Financial Statements.

RETAIL STORES

As of January 30, 2011, the retail segment has four merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, and West Elm), operating 592 retail stores located in 44 states, Washington, D.C., Canada and Puerto Rico. This represents 260 Williams-Sonoma, 193 Pottery Barn, 85 Pottery Barn Kids, 36 West Elm, and 18 Outlet stores (which carry merchandise from all merchandising concepts).

In fiscal 2011, we expect to decrease retail leased square footage by approximately 1% to 2% through the closure of 26 stores, including the permanent closure of 20 stores (8 Williams-Sonoma, 7 Pottery Barn, 2 West Elm, 2 Outlets, and 1 Pottery Barn Kids) and the temporary closure of 6 stores (4 Pottery Barn and 2 Williams-Sonoma), partially offset by the addition of 15 stores, including 8 new stores (2 Williams-Sonoma, 2 Pottery Barn, 2 West Elm, 1 Pottery Barn Kids and 1 Outlet) and 7 remodeled or expanded stores (5 Pottery Barn and 2 Williams-Sonoma). The average leased square footage per store for new and expanded stores in fiscal 2011 will be approximately 13,000 for West Elm, 11,900 for Pottery Barn, 7,400 for Williams-Sonoma and 10,000 for Outlet.

The retail business complements the direct-to-customer business by building brand awareness. Our retail stores serve as billboards for our brands, which we believe inspires confidence in our customers to shop via our direct-to-customer channels.

Detailed financial information about the retail segment is found in Note M to our Consolidated Financial Statements.

SUPPLIERS

We purchase our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 4.7% of our purchases during fiscal 2010. Approximately 60% of our merchandise purchases in fiscal 2010 were foreign-sourced from vendors in 44 countries, predominantly from Asia, of which approximately 97% were negotiated and paid for in U.S. dollars.

COMPETITION AND SEASONALITY

The specialty retail business is highly competitive. Our specialty retail stores, mail order catalogs and e-commerce websites compete with other retail stores, including large department stores, discount retailers, other specialty retailers offering home-centered assortments, other mail order catalogs and other e-commerce websites. The substantial sales growth in the direct-to-customer industry within the last decade, particularly in e-commerce, has encouraged the entry of many new competitors and an increase in competition from established companies. In addition, the recent decline in the economic environment has generated increased competition from discount retailers who, in the past, may not have competed with us or to this degree. We compete on the basis of our brand authority, the quality of our merchandise, service to our customers, our proprietary customer list, our e-commerce websites and our Internet marketing capabilities, as well as the location and appearance of our stores. We believe that we compare favorably with many of our current competitors with respect to some or all of these factors.

Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our revenues and net earnings have been realized during the period from October through December, and levels of net revenues and net earnings have generally been lower during the period from January through September. We believe this is the general pattern associated with the retail industry. In anticipation of our peak season, we hire a substantial number of additional temporary employees in our retail stores, customer care centers and distribution centers and incur significant fixed catalog production and mailing costs.

TRADEMARKS, COPYRIGHTS, PATENTS AND DOMAIN NAMES

We own and/or have applied to register over 60 separate trademarks and service marks. We own and/or have applied to register our core brand names as trademarks in the U.S., Canada and approximately 45 additional jurisdictions. Exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries under license. These marks include our core brand names as well as brand names for selected products and services. The core brand names in particular, including “Williams-Sonoma,” the Williams-Sonoma Grande Cuisine logo, “Pottery Barn,” “pottery barn kids,” “PBteen,” “west elm” and “Williams-Sonoma Home” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications, website designs and store designs, among other things, which are also used by our subsidiaries under license. We hold patents on certain product functions and product designs. Patents are generally valid for 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “pbteen.com,” “westelm.com,” “wshome.com,” and “williams-sonomainc.com.” Collectively, the trademarks, copyrights, trade dress rights and domain names that we hold are of material importance to us.

EMPLOYEES

As of January 30, 2011, we had approximately 28,000 employees of whom approximately 6,200 were full-time. During the fiscal 2010 peak season (defined as the period from October through December), we hired approximately 10,880 temporary employees primarily in our retail stores, customer care centers and distribution centers.

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

The changes in general economic conditions over the past few years, and the resulting impact on consumer confidence and consumer spending, could adversely impact our results of operations.

Our financial performance is subject to changes in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may deteriorate significantly, and could remain depressed for an extended period of time. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected, unemployment rates increase or there is economic uncertainty. The recent negative economic environment could cause our vendors to go out of business or our banks to discontinue lending us or our vendors money, or it could cause us to undergo additional restructurings, any of which would adversely impact our business and operating results.

We are unable to control many of the factors affecting consumer spending, and declines in consumer spending on home furnishings in general could reduce demand for our products.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. In particular, the recent economic downturn has led to decreased discretionary spending, which has adversely impacted our business. In addition, a decrease in home purchases has led and may continue to lead to decreased consumer spending on home products. These factors have affected our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

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

The specialty direct-to-customer and retail business is highly competitive. Our e-commerce websites, direct mail catalogs and specialty retail stores compete with other e-commerce websites, other direct mail catalogs and other retail stores that market lines of merchandise similar to ours. We compete with national, regional and local businesses utilizing a similar retail store strategy, as well as traditional furniture stores, department stores and specialty stores. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors and an increase in competition from established companies. In addition, the decline in the global economic environment has led to increased competition from discount retailers selling similar products at reduced prices. The competitive challenges facing us include:

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

In addition, we are subject to certain risks, including risks related to the availability of raw materials, labor disputes, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, general economic and political conditions and regulations to address climate change that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an increase in our routine litigation costs. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a recall, which could damage our reputation and brands, and harm our business. Recently enacted legislation has given the U.S. Consumer Product Safety Commission increased regulatory and enforcement power, particularly with regard to children’s safety, among other areas. As a result, companies like ours may be subject to more product recalls and incur higher recall-related expenses. Any recalls or other safety issues could harm our brands’ images.

Our dependence on foreign vendors and our increased overseas operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.

In fiscal 2010, we sourced our products from vendors in 44 countries outside of the United States. Approximately 60% of our merchandise purchases were foreign-sourced, predominantly from Asia. Our dependence on foreign vendors means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Although approximately 97% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, an increase in the cost of living in the foreign countries in which our vendors operate may result in an increase in our costs or in our vendors going out of business.

We are also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), foreign government regulations, employment matters, wars and fears of war, political unrest, natural disasters, regulations to address climate change and other trade restrictions. We cannot predict whether any of the countries in which our raw materials are sourced from, or our products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions. In addition, an economic downturn in or failure of foreign markets may result in financial instabilities for our foreign vendors, which may cause our foreign vendors to decrease production, discontinue selling to us, or cease operations altogether. Our overseas operations in Europe and Asia could also be affected by changing economic and political conditions in foreign countries, any of which could have a negative effect on our business, financial condition and operating results.

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

Our Internet business has been our fastest growing channel over the last several years and continues to be a significant part of our sales success. The success of our Internet business depends, in part, on factors over which we have limited control. We must successfully respond to changing consumer preferences and buying trends relating to Internet usage. We are also vulnerable to certain additional risks and uncertainties associated with the Internet, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues as we upgrade our website software; computer viruses; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of improved technology, creative user interfaces and other Internet marketing tools such as paid search, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our Internet business, as well as damage our reputation and brands.

Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.

Catalog mailings are an important component of our business. Postal rate increases, paper costs, printing costs and other catalog distribution costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, which could be changed or discontinued at any time. Market paper costs have fluctuated significantly during the past and may continue to fluctuate in the future. Future increases in postal rates, paper costs or printing costs would have a negative impact on our operating results to the extent that we are unable to offset such increases: by raising prices; by implementing more efficient printing, mailing, delivery and order fulfillment systems; or through the use of alternative direct-mail formats. In addition, if the performance of our catalogs declines, if we misjudge the correlation between our catalog circulation and net sales, or if our catalog circulation optimization strategy overall does not continue to be successful, our results of operations could be negatively impacted.

We have historically experienced fluctuations in our customers’ response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom the catalogs are mailed, changes in mailing strategies, the size of our mailings, timing of delivery of our mailings, as well as the general retail sales environment and current domestic and global economic conditions. In addition, environmental organizations and other consumer advocacy groups may attempt to create an unfavorable impression of our paper use in catalogs and our distribution of catalogs generally, which may have a negative effect on our sales and our reputation. In addition, we depend upon external vendors to print our catalogs. The failure to effectively produce or distribute our catalogs could affect the timing of catalog delivery. The timing of catalog delivery has been and can be affected by postal service delays. Any delays in the timing of catalog delivery could cause customers to forego or defer purchases, negatively impacting our business and operating results.

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

Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable store sales will continue to fluctuate in the future. However, past comparable store sales are not necessarily an indication of future results and comparable store sales may decrease in the future. Our ability to improve our comparable store sales results depends, in large part, on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, effectively driving traffic to our stores through marketing and various promotional events, providing an appropriate mix of merchandise for our broad and diverse customer base and using effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and securities analysts in one or more future periods could significantly reduce the market price of our common stock.

Our failure to successfully anticipate merchandise returns might have a negative impact on our business.

We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected and reserved for by management, additional sales returns might be recorded in the future. In addition, to the extent that returned merchandise is damaged, we often do not receive full retail value from the resale or liquidation of the merchandise. Further, the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed merchandise return reserves. In particular, the recent adverse economic conditions resulted and may result in increased merchandise returns. Any significant increase in merchandise returns that exceeds our reserves could harm our business and operating results.

If we are unable to manage successfully the complexities associated with a multi-channel and multi-brand business, we may suffer declines in our existing business and our ability to attract new business.

With the expansion of our Internet business, new brands and brand extensions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our Internet business might cannibalize a significant portion of our retail and catalog businesses, and we face the risk of catalog circulation cannibalizing our retail sales. While we recognize that our Internet sales cannot be entirely incremental to sales through our retail and catalog channels, we seek to attract as many new customers as possible to our e-commerce websites. We continually analyze the business results of our three channels and the relationships among the channels in an effort to find opportunities to build incremental sales.

If we are unable to introduce new brands and brand extensions successfully, or to reposition or close existing brands, our business and operating results may be negatively impacted.

We have in the past and may in the future introduce new brands and brand extensions, or reposition or close existing brands. Our newest brands – West Elm, PBteen and Williams-Sonoma Home – and any other new brands, may not grow as we project and plan for. Further, if we devote time and resources to new brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, or to reposition brands, in a manner that improves our overall business and operating results and may therefore be forced to close the brands. For example, in fiscal 2009, we concluded that the future potential of the Williams-Sonoma Home brand was limited. As such, as of January 30, 2011, all of our Williams-Sonoma Home retail stores have been permanently closed and, in fiscal 2011, it is our intent to market those Williams-Sonoma Home merchandising categories that support our bridal registry, expanded flagship and designer assortments through the Williams-Sonoma kitchen brand.

Our inability to obtain commercial insurance at acceptable rates or our failure to adequately reserve for self-insured exposures might increase our expenses and have a negative impact on our business.

We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Insurance costs may increase substantially in the future and may be affected by natural catastrophes, fear of terrorism, financial irregularities and other fraud at publicly-traded companies, intervention by the government and a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies may go out of business, or may be otherwise unable to fulfill their contractual obligations. In addition, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable rates, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and related expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.

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

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There have been a growing number of Internet-related patent infringement lawsuits in recent years. There has also been a rise in lawsuits against companies that gather information in order to market to consumers, online or through the mail. In addition, there has been an increase in employment-related lawsuits. From time to time, we have been subject to these types of lawsuits. The cost of defending claims against us or the ultimate resolution of such claims may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to shareholder lawsuits.

Our operating results may be harmed by unsuccessful management of our employment, occupancy and other operating costs, and the operation and growth of our business may be harmed if we are unable to attract qualified personnel.

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially during peak sales seasons, and incur other expenses to support new brands and brand extensions, as well as the opening of new stores and the direct-to-customer growth of our existing brands. Alternatively, if we are unable to make substantial adjustments to our cost structure during times of uncertainty, such as the recent economic environment, we may incur unnecessary expenses, we may have too few resources to properly run our business, or our business and operating results may be negatively impacted. From time to time, we may also experience union organizing activity in currently non-union facilities. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits and other employment-related lawsuits against retail companies, especially in California.

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

Although we strive to secure long-term contracts on favorable terms with our service providers and other vendors, we may not be able to avoid unexpected operating cost increases in the future. Further, we incur substantial costs to warehouse and distribute our inventory. Significant increases in our inventory levels may result in increased warehousing and distribution costs in addition to potential increases in costs associated with inventory that is lost, damaged or aged. Higher than expected costs, particularly if coupled with lower than expected sales, would negatively impact our business and operating results. In addition, in times of economic uncertainty, these long-term contracts may make it difficult to quickly reduce our fixed operating costs, which could negatively impact our business and operating results.

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

Our efforts to expand internationally through franchising and other arrangements may not be successful and could impair the value of our brands.

We are currently evaluating several opportunities to grow our business through international expansion. In fiscal 2009, we entered into a franchise agreement with the M.H. Alshaya Company (“M.H. Alshaya”), an unaffiliated franchisee to operate stores in the Middle East. Under this agreement, M.H. Alshaya operates stores that sell goods purchased from us under our brand names. We have no prior experience operating through these types of third party arrangements, and this arrangement may not be successful. The administration of this relationship may divert management attention and require more resources than we expect. While we expect that this will be a small part of our business in the near future, if successful, we plan to continue to increase the number of stores and countries in which these franchises operate as part of our efforts to expand internationally. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of M.H. Alshaya to meet its projections regarding store openings and sales. Moreover, while the agreement we have entered into may provide us with certain termination rights, to the extent that M.H. Alshaya does not operate its stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with this new franchise agreement, we are implementing certain new processes that will subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable laws or regulations could have an adverse effect on our results of operations.

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

A variety of factors, including seasonality and the economic environment, may cause our quarterly operating results to fluctuate, leading to volatility in our stock price.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas, as well as changes in economic conditions. A significant portion of our revenues and net earnings has typically been realized during the period from October through December each year. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses prior to and during peak selling seasons, particularly October through December, including fixed catalog production and mailing costs and the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. For example, we realized lower-than-historical revenues and net earnings during the October through December selling season of fiscal 2008 due to the economic downturn, which negatively affected our business and operating results.

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

During fiscal 2010, we repurchased $125,000,000 of our common stock and, in January 2011, our Board of Directors authorized the repurchase of up to an additional $125,000,000 of our common stock. As of January 30, 2011, our quarterly cash dividend is $0.15 per common share and, in March 2011, our Board of Directors authorized an increase in the quarterly cash dividend to $0.17 per common share, an indicated annual cash dividend of approximately $71,000,000 in fiscal 2011 based on the current number of common shares outstanding. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

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

We make estimates and projections in connection with impairment analyses for certain of our store locations and other property and equipment, including information technology systems. These impairment analyses require that we review for impairment all stores for which current or projected cash flows from operations are not sufficient to recover the carrying value of the asset. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the remaining life of the lease. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment, including information technology systems. These impairment charges have been significant in the past and may be in the future and, as a result of these charges, our operating results have been and may, in the future, be adversely affected.

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

A significant portion of our customer orders are placed through our e-commerce websites or through our customer care centers. In addition, a significant portion of sales made through our retail channel require the collection of certain customer data, such as credit card information. In order for our sales channel to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we take the security of our systems and the privacy of our customers’ confidential information seriously, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our website or stores and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could harm our business.

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

For our store locations, our gross leased store space, as of January 30, 2011, totaled approximately 5,831,000 square feet for 592 stores compared to approximately 6,081,000 square feet for 610 stores as of January 31, 2010.

Distribution Centers

We lease distribution facility space in the following locations:

Location	Occupied Square Footage (Approximate)
Cranbury and South Brunswick, New Jersey	2,132,000
Olive Branch, Mississippi	2,105,000
City of Industry, California	1,180,000
Memphis, Tennessee[1]	1,023,000
Hickory, North Carolina	199,000
Urbancrest, Ohio	73,000
Lakeland and Pompano Beach, Florida	72,000

[1]	See Note F to our Consolidated Financial Statements for more information.

We currently occupy a 781,000 square foot distribution center in Cranbury, New Jersey, whose lease expires in September 2011. During the fourth quarter of fiscal 2009, we entered into an agreement to lease a 1,351,000 square foot distribution center in South Brunswick, New Jersey, which we began occupying during fiscal 2010.

During the fourth quarter of fiscal 2010, we entered into an amended agreement to lease an additional 35,000 square feet of distribution facility space in Ohio associated with our furniture delivery hubs within the region. This agreement expires in August 2012.

In March 2011, we entered into a seven year agreement to lease a 412,000 square foot building in Claremont, North Carolina to support our upholstered furniture manufacturing and furniture delivery operations. This new facility will replace our current Hickory, North Carolina facility whose lease expires in April 2011.

In addition to the above long-term contracts, we enter into other agreements for such things as our offsite storage needs for both our distribution centers and our retail store locations as well as other distribution center operations. As of January 30, 2011, we had approximately 236,000 square feet of leased space relating to these agreements that is not included in the leased square footage reported above. This compares to approximately 139,000 square feet of leased space as of January 31, 2010.

Customer Care Centers

We lease customer care center space in the following locations:

Location	Occupied Square Footage (Approximate)
Las Vegas, Nevada	36,000
Oklahoma City, Oklahoma	36,000
Shafter, California	7,000

Corporate Facilities

We also lease office, design studio, photo studio, warehouse and data center space in the following locations:

Location	Occupied Square Footage (Approximate)
Brisbane, California	194,000
New York City, New York	67,000
San Francisco, California	64,000
Rocklin, California	25,000

During the third quarter of fiscal 2010, we exited 26,000 square feet of excess office space in San Francisco, California at the expiration of our lease.

During the fourth quarter of fiscal 2010, we leased an additional 15,000 square feet of office space in New York City, New York associated with our West Elm headquarters and extended the term of the agreement on the entire West Elm facility through April 2016.

Subsequent to year-end, in February 2011, we entered into a ten year agreement to lease an additional 59,000 square feet of corporate office space in San Francisco, California which we have not begun to occupy and, therefore, is not reflected in the table above.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The following table sets forth the high and low closing prices of our common stock on the NYSE for the periods indicated:

Fiscal 2010	High	Low
4th Quarter	$36.09	$31.98
3rd Quarter	$34.06	$25.37
2nd Quarter	$30.64	$23.74
1st Quarter	$31.08	$18.93
Fiscal 2009	High	Low
4th Quarter	$23.23	$18.95
3rd Quarter	$22.25	$13.88
2nd Quarter	$14.70	$10.61
1st Quarter	$14.00	$7.55

The closing price of our common stock on the NYSE on March 28, 2011 was $39.03. See Quarterly Financial Information on page 65 of this Annual Report on Form 10-K for the quarter-end closing price of our common stock for each quarter listed above.

SHAREHOLDERS

The number of shareholders of record of our common stock as of March 28, 2011 was 433. This number excludes shareholders whose stock is held in nominee or street name by brokers.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Williams-Sonoma, Inc., The NYSE Composite Index

And The S&P Retailing Index

	1/27/06	1/26/07	2/1/08	1/30/09	1/31/10	1/30/11
Williams-Sonoma, Inc.	100.00	85.24	69.56	20.79	51.32	89.12
NYSE Composite Index	100.00	115.55	119.68	68.91	93.79	112.38
S&P Retailing Index	100.00	111.72	99.16	62.54	100.64	128.62

* Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indices are re-weighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

DIVIDEND POLICY

During fiscal 2010, total cash dividends declared were approximately $62,574,000, or $0.13 per common share, in the first quarter of fiscal 2010 and $0.15 per common share in each subsequent quarter. During fiscal 2009, total cash dividends declared were approximately $51,424,000, or $0.12 per common share per quarter. Subsequent to year end, in March 2011, our Board of Directors authorized an increase in our quarterly cash dividend from $0.15 to $0.17 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.

STOCK REPURCHASE PROGRAM

In May 2010, our Board of Directors authorized a stock repurchase program to purchase up to $60,000,000 of our common stock, and in September 2010, our Board of Directors authorized another stock repurchase program to purchase up to $65,000,000 of our common stock. We completed the $60,000,000 stock repurchase program by repurchasing 2,317,962 shares of our common stock at a weighted average cost of $25.88 per share in fiscal 2010. We completed the $65,000,000 stock repurchase program by repurchasing 1,945,501 shares of our common stock at a weighted average cost of $33.41 per share in fiscal 2010.

The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2010:

Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
November 1, 2010 – November 28, 2010	395,105	$34.35	395,105	$30,714,000
November 29, 2010 – December 26, 2010	390,349	$34.77	390,349	$17,143,000
December 27, 2010 – January 30, 2011	505,184	$33.93	505,184	$ —
Total	1,290,638	$34.31	1,290,638	$ —

In January 2011, our Board of Directors authorized a new stock repurchase program to purchase up to $125,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

We did not repurchase any shares of our common stock during fiscal 2009 and fiscal 2008.

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

Dollars and amounts in thousands, except percentages, per share amounts and retail stores data	Jan. 30, 2011 (52 Weeks)		Jan. 31, 2010 (52 Weeks)		Feb. 1, 2009 (52 Weeks)		Feb. 3, 2008 (53 Weeks)	Jan. 28, 2007 (52 Weeks)
Results of Operations
Net revenues	$3,504,158		$3,102,704		$3,361,472		$3,944,934	$3,727,513
Net revenue growth (decline)	12.9%		(7.7%	)	(14.8%	)	5.8%	5.3%
Gross margin	$1,373,859		$1,103,237		$1,135,172		$1,535,971	$1,487,287
Earnings before income taxes	$323,060		$120,289		$41,953		$316,340	$337,186
Net earnings	$200,227		$77,442		$30,024		$195,757	$208,868
Basic net earnings per share	$1.87		$0.73		$0.28		$1.79	$1.83
Diluted net earnings per share	$1.83		$0.72		$0.28		$1.76	$1.79
Gross margin as a percent of net revenues	39.2%		35.6%		33.8%		38.9%	39.9%
Pre-tax operating margin as a percent of net revenues[1]	9.2%		3.9%		1.2%		8.0%	9.0%
Financial Position
Working capital	$735,878		$616,711		$479,936		$438,241	$473,229
Total assets	$2,131,762		$2,079,169		$1,935,464		$2,093,854	$2,048,331
Return on assets	9.5%		3.9%		1.5%		9.4%	10.1%
Long-term debt and other long-term obligations	$59,048		$62,792		$62,071		$68,761	$32,562
Shareholders’ equity	$1,258,863		$1,211,595		$1,147,984		$1,165,723	$1,151,431
Shareholders’ equity per share (book value)	$12.00		$11.33		$10.86		$11.07	$10.48
Return on equity	16.2%		6.6%		2.6%		16.9%	18.3%
Debt-to-equity ratio	0.7%		0.8%		2.2%		2.2%	2.5%
Annual dividends declared per share	$0.58		$0.48		$0.48		$0.46	$0.40
Direct-to-Customer Revenues
Direct-to-customer revenue growth (decline)	18.6%		(12.5%	)	(15.9%	)	5.7%	4.5%
Direct-to-customer revenues as a percent of net revenues	41.5%		39.5%		41.6%		42.2%	42.2%
Internet revenue growth (decline)	26.9%		(8.7%	)	(6.4%	)	19.0%	21.0%
Internet revenues as a percent of direct-to-customer revenues	82.4%		77.0%		73.9%		66.3%	58.9%
Catalogs circulated during the year	265,138		262,351		313,740		393,160	379,011
Percent increase (decrease) in number of catalogs circulated	1.1%		(16.4%	)	(20.2%	)	3.7%	(1.6%	)
Percent increase (decrease) in number of pages circulated	(1.3%	)	(21.1%	)	(30.3%	)	7.9%	3.2%
Retail Revenues
Retail revenue growth (decline)	9.2%		(4.3%	)	(14.0%	)	5.9%	6.0%
Retail revenues as a percent of net revenues	58.5%		60.5%		58.4%		57.8%	57.8%
Comparable store sales growth (decline)[2]	9.8%		(5.1%	)	(17.2%	)	0.3%	0.3%
Store count
Williams-Sonoma	260		259		264		256	254
Pottery Barn	193		199		204		198	197
Pottery Barn Kids	85		87		95		94	92
West Elm	36		36		36		27	22
Williams-Sonoma Home	—		11		10		9	7
Outlets	18		18		18		16	16
Number of stores at year-end	592		610		627		600	588
Store selling area at fiscal year-end (sq. ft.)	3,609,000		3,763,000		3,828,000		3,575,000	3,389,000
Store leased area at fiscal year-end (sq. ft.)	5,831,000		6,081,000		6,148,000		5,739,000	5,451,000

[1]	Pre-tax operating margin is defined as earnings before income taxes.
[2]	Calculated on a 52-week to 52-week basis, with the exception of fiscal 2007 which was calculated on a 53-week to 53-week basis.

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

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended January 30, 2011 (“fiscal 2010”), the 52 weeks ended January 31, 2010 (“fiscal 2009”), and the 52 weeks ended February 1, 2009 (“fiscal 2008”) should be read in conjunction with our consolidated financial statements and notes thereto. All explanations of changes in operational results are discussed in order of magnitude.

OVERVIEW

Fiscal 2010 Financial Results

Fiscal 2010 was a year of record performance for our company. Each of our brands ended the year stronger than it began, and aggressive and proactive initiatives across the organization led to new milestones in profitability. We are pleased with the progress we made in merchandising, marketing, customer acquisition and customer service, as it was these initiatives that we believe have allowed us to attract new customers to our brands and gain profitable market share all year. In fiscal 2010, our net revenues increased 12.9% to $3,504,158,000 compared to $3,102,704,000 in fiscal 2009 and we increased our fiscal 2010 diluted earnings per share to $1.83 versus $0.72 in fiscal 2009. We also ended the year with $628,403,000 in cash after returning nearly $185,000,000 to our shareholders through stock repurchases and dividends.

In our direct-to-customer channel, net revenues in fiscal 2010 increased by $227,902,000, or 18.6%, compared to fiscal 2009. This increase was driven by 26.9% growth in Internet net revenues in fiscal 2010 compared to fiscal 2009. Increased net revenues during fiscal 2010 were driven by the Pottery Barn, Pottery Barn Kids and PBteen brands.

Retail net revenues in fiscal 2010 increased by $173,552,000, or 9.2%, compared to fiscal 2009. This increase was driven by growth of 9.8% in comparable store sales, partially offset by a 4.1% year-over-year reduction in retail leased square footage, including 18 net fewer stores. Increased net revenues during fiscal 2010 were driven by the Pottery Barn, West Elm and Williams-Sonoma brands.

In our core brands, net revenues increased 12.3% compared to fiscal 2009 led by growth in the Pottery Barn brand. Sales trends improved in every concept and we saw significant growth in new customer acquisition.

In our emerging brands, net revenues increased 17.1% led by West Elm and PBteen, which continued to see net revenue and operating margin increases. In Williams-Sonoma Home, we completed the retail restructuring of the brand by closing all stand-alone retail stores.

Fiscal 2010 Operational Results

In our supply chain, we continued to see ongoing customer service and cost reduction benefits from our distribution, transportation, packaging, and quality returns initiatives. These initiatives included: implementing the first phase of our multi-year east coast distribution center consolidation; optimizing our inbound and outbound packaging; improving efficiency in our personalization operations; and consolidating shipments of customers’ furniture and non-furniture orders into one delivery.

Another significant supply chain initiative was Asian sourcing where we expanded our in-country operations. This initiative has allowed us to establish factory specific expertise, improve vendor performance and reduce returns, replacements and damages. We are gaining similar efficiencies from the expansion of our North Carolina upholstered furniture operation, which is now a major supplier of our upholstered furniture.

In information technology, we made significant progress in e-commerce, particularly in the areas of on-site search, customer engagement, mobile and social media. All of these investments drove increased traffic, higher conversion and a superior on-site experience for our customers. We also launched new e-gift card functionality in all brands and a new member-based shipping program in the Williams-Sonoma brand. In direct marketing, we implemented new functionality that allowed us to make significant advancements in the relevance of our e-marketing programs.

In real estate, for the second consecutive year, we successfully reduced our retail occupancy costs and closed an additional 24 stores, or 2% of our retail leased square footage.

In business development, global expansion was a key focus for us this year as we opened our first six franchised stores in Dubai and Kuwait. We are pleased with the performance of these stores and have gained valuable expertise in franchise operations with our Middle-East partner, M. H. Alshaya. Together, we are expecting to open additional stores in this region, including seven in fiscal 2011. We are also in the preliminary exploration phase for retail expansion in other parts of the world, with a goal to open in new regions in fiscal 2012.

Fiscal 2011

As we look forward to 2011, our focus is on gaining market share and improving profitability.

To gain market share, we will continue to attract new customers to our brands through: creative, innovative and relevant product offerings, including exclusive Internet assortments; increased investment in e-commerce; highly targeted multi-channel marketing, including the expansion of our in-store clienteling services; and the expansion of our brands into new categories, new markets and new geographies, including the rollout of international shipping in the back half of the year.

The Internet is our fastest growing channel and a key component of our future strategy. We have a longstanding direct-to-customer heritage, a rich house file and an expansive digital asset portfolio. As such, we are planning to increase our Internet investments in fiscal 2011 to capitalize on the significant opportunity we see ahead. The Internet has changed the way our customers shop and the on-line brand experience has to be inspiring and seamless.

Our customer service initiatives are also a key focus this year as we expand our clienteling-services and in-store event programs. We believe the customer experience, whether on-line or in our retail stores, is a significant brand differentiator and these initiatives are engaging new customers in our brands, while at the same time allowing us to take our existing customer relationships to new levels.

To improve profitability in fiscal 2011, we plan to implement new efficiencies in our worldwide supply chain; drive increased traffic and higher sales per square foot in our retail stores by reinventing the customer experience; and continue to expand e-commerce.

E-commerce is not only our fastest growing but also our most profitable channel and, therefore, its growth as a percentage of total company revenues increases overall corporate profitability. In 2011, Internet growth is expected to drive the direct-to-customer segment to 43% of total company revenues versus 41.5% in fiscal 2010.

From an investment perspective in fiscal 2011, we expect capital spending to be in the range of $135,000,000 to $150,000,000 with over a third of that in e-commerce and the supply chain that supports it. An additional $25,000,000 in fiscal 2011 is expected to be invested in incremental selling, general and administrative functions to support our longer term e-commerce, international and business development growth strategies as compared to fiscal 2010. While these selling, general and administrative investments are dilutive to earnings in fiscal 2011, we expect them to begin to lever in fiscal 2012 and beyond.

From a business development perspective, we will continue to invest in organic growth strategies. This has always been a key strength of ours and we believe we should always have several great ideas under development at any time. But we also believe that there are opportunities to acquire new businesses that could help us more quickly achieve our growth objectives and we will assess these opportunities as they come along.

Including all of these investments, in fiscal 2011, we expect net revenues to increase in the range of 4% to 6% and diluted earnings per share to increase in the range of 15% to 19%. Also, during fiscal 2011, we expect to return nearly $200,000,000 to shareholders through dividends and share repurchases.

Results of Operations

NET REVENUES

Net revenues consist of direct-to-customer sales and retail sales, both of which include shipping fees. Direct-to-customer sales include sales of merchandise to customers through our catalogs and the Internet, as well as shipping fees. Retail sales include sales of merchandise to customers at our retail stores, as well as shipping fees on any retail products shipped to our customers’ homes. Shipping fees consist of revenue received from customers for delivery of merchandise to their homes. Revenues are presented net of sales returns and other discounts.

Dollars in thousands	Fiscal 2010	% Total	Fiscal 2009	% Total	Fiscal 2008	% Total
Direct-to-customer revenues	$1,452,572	41.5%	$1,224,670	39.5%	$1,398,974	41.6%
Retail revenues	2,051,586	58.5%	1,878,034	60.5%	1,962,498	58.4%
Net revenues	$3,504,158	100.0%	$3,102,704	100.0%	$3,361,472	100.0%

Net revenues in fiscal 2010 increased by $401,454,000, or 12.9%, compared to fiscal 2009. This increase was driven by growth of 26.9% in our Internet revenues primarily driven by increased Internet advertising and growth of 9.8% in comparable store sales, partially offset by a 4.1% year-over-year reduction in retail leased square footage, including 18 net fewer stores. Increased net revenues during fiscal 2010 were driven by the Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma brands.

Net revenues in fiscal 2009 decreased by $258,768,000, or 7.7%, compared to fiscal 2008. This decrease was driven by declining net revenues in all brands primarily due to the continued negative impact of the general economic environment during fiscal 2009, which resulted in a comparable store sales decrease of 5.1%, as well as the temporary and permanent closure of 11 stores and 23 stores, respectively. Additionally, our catalog and page circulation decreased 16.4% and 21.1%, respectively (including the impact of our catalog circulation optimization strategy). This revenue decrease was partially offset by 9 new store openings and the remodeling or expansion of an additional 8 stores.

DIRECT-TO-CUSTOMER REVENUES

Dollars in thousands	Fiscal 2010		Fiscal 2009		Fiscal 2008
Internet revenues	$1,196,613		$943,101		$1,033,400
Catalog revenues	255,959		281,569		365,574
Total direct-to-customer revenues	$1,452,572		$1,224,670		$1,398,974
Direct-to-customer revenue growth (decline)	18.6%		(12.5%	)	(15.9%	)
Internet revenue growth (decline)	26.9%		(8.7%	)	(6.4%	)
Internet revenues as a percent of direct-to-customer revenues	82.4%		77.0%		73.9%
Percent increase (decrease) in number of catalogs circulated	1.1%		(16.4%	)	(20.2%	)
Percent decrease in number of pages circulated	(1.3%	)	(21.1%	)	(30.3%	)

In our direct-to-customer channel, net revenues in fiscal 2010 increased by $227,902,000, or 18.6%, compared to fiscal 2009. This increase was driven by 26.9% growth in Internet net revenues in fiscal 2010 compared to fiscal 2009. Increased net revenues during fiscal 2010 were driven by the Pottery Barn, Pottery Barn Kids and PBteen brands.

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

RETAIL REVENUES AND OTHER DATA

Dollars in thousands	Fiscal 2010	Fiscal 2009		Fiscal 2008
Retail revenues	$2,051,586	$1,878,034		$1,962,498
Retail revenue growth (decline)	9.2%	(4.3%	)	(14.0%	)
Comparable store sales growth (decline)	9.8%	(5.1%	)	(17.2%	)
Number of stores – beginning of year	610	627		600
Number of new stores	4	9		29
Number of new stores due to remodeling[1]	7	8		23
Number of closed stores due to remodeling[1]	(5)	(11)		(21)
Number of permanently closed stores	(24)	(23)		(4)
Number of stores – end of year	592	610		627
Store selling square footage at year-end	3,609,000	3,763,000		3,828,000
Store leased square footage (“LSF”) at year-end	5,831,000	6,081,000		6,148,000

[1]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams-Sonoma	260	6,400	259	6,300	264	6,300
Pottery Barn	193	13,100	199	13,000	204	12,900
Pottery Barn Kids	85	8,100	87	8,100	95	7,900
West Elm	36	17,100	36	17,600	36	17,100
Williams-Sonoma Home	—	—	11	13,200	10	13,300
Outlets	18	19,600	18	20,200	18	20,300
Total	592	9,800	610	10,000	627	9,800

Retail net revenues in fiscal 2010 increased by $173,552,000, or 9.2%, compared to fiscal 2009. This increase was driven by growth of 9.8% in comparable store sales, partially offset by a 4.1% year-over-year reduction in retail leased square footage, including 18 net fewer stores. Increased net revenues during fiscal 2010 were driven by the Pottery Barn, West Elm and Williams-Sonoma brands.

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

Comparable Store Sales

Comparable stores are defined as those stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 12 months or more, we can better gauge how the core store base is performing since it excludes new store openings, store remodelings and expansions. Comparable stores exclude new retail concepts until such time as we believe that comparable store results in those concepts are of sufficient size to evaluate the performance of the retail strategy, therefore, fiscal 2010, 2009 and 2008 total comparable store sales exclude the West Elm and Williams-Sonoma Home concepts.

Percentages represent changes in comparable store sales versus the same period in the prior year.

Growth (decline) in comparable store sales	Fiscal 2010	Fiscal 2009		Fiscal 2008
Williams-Sonoma	4.6%	(2.7%	)	(11.4%	)
Pottery Barn	14.3%	(4.4%	)	(21.8%	)
Pottery Barn Kids	13.0%	(9.5%	)	(17.8%	)
Outlets	8.0%	(14.8%	)	(17.1%	)
Total	9.8%	(5.1%	)	(17.2%	)

Various factors affect comparable store sales, including the overall economic and general retail sales environment as well as current local and global economic conditions, each of which were significant factors in our comparable store sales results for fiscal 2010. Additional factors have affected our comparable store sales results in the past and may continue to affect them in the future, such as the number, size and location of stores we open, close, remodel or expand in any period, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, the benefits of closing underperforming stores in multi-store markets, changes in catalog circulation and in our direct-to-customer business and fluctuations in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

COST OF GOODS SOLD

Dollars in thousands	Fiscal 2010	% Net Revenues	Fiscal 2009	% Net Revenues	Fiscal 2008	% Net Revenues
Total cost of goods sold[1]	$2,130,299	60.8%	$1,999,467	64.4%	$2,226,300	66.2%

[1]	Includes total occupancy expenses of $506,712,000, $519,224,000 and $536,181,000 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

Fiscal 2010 vs. Fiscal 2009

Cost of goods sold increased by $130,832,000, or 6.5%, in fiscal 2010 compared to fiscal 2009. Including expense of approximately $1,141,000 from lease termination related costs associated with underperforming retail stores, cost of goods sold as a percentage of net revenues decreased to 60.8% in fiscal 2010 from 64.4% in fiscal

2009 (which included expense of approximately $3,725,000 from lease termination related costs associated with underperforming retail stores and the exit of excess distribution capacity). This decrease as a percentage of net revenues was driven by the leverage of fixed occupancy expenses due to increasing net revenues, stronger selling margins, a decrease in occupancy expense dollars and a higher proportion of total company net revenues being generated year-over-year in the direct-to-customer channel which incurs a lower rate of occupancy expenses than the retail channel. This improvement was partially offset by higher inventory shrinkage versus last year.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues decreased approximately 230 basis points during fiscal 2010 compared to fiscal 2009. This decrease as a percentage of net revenues was driven by stronger selling margins and the leverage of fixed occupancy expenses due to increasing net revenues.

In the retail channel, cost of goods sold as a percentage of retail net revenues decreased approximately 350 basis points during fiscal 2010 compared to fiscal 2009. This decrease as a percentage of net revenues was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues, stronger selling margins, and a decrease in occupancy expense dollars, partially offset by higher inventory shrinkage.

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

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues decreased approximately 130 basis points during fiscal 2009 compared to fiscal 2008. This decrease as a percentage of net revenues was driven by a decrease in replacement and damages expense and favorable inventory shrinkage results, partially offset by an increase in cost of merchandise (including the impact of greater markdown activity) and the deleverage of fixed occupancy expenses resulting from declining net revenues.

In the retail channel, cost of goods sold as a percentage of retail net revenues decreased approximately 320 basis points during fiscal 2009 compared to fiscal 2008. This decrease as a percentage of net revenues was primarily driven by a reduction in cost of merchandise (including the impact of reduced markdown activity) and favorable inventory shrinkage results, partially offset by the deleverage of fixed occupancy expenses resulting from declining net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Dollars in thousands	Fiscal 2010	% Net Revenues	Fiscal 2009	% Net Revenues	Fiscal 2008	% Net Revenues
Selling, general and administrative expenses	$1,050,445	30.0%	$981,795	31.6%	$1,093,019	32.5%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution warehouses, customer care centers, supply chain operations (buying, receiving and inspection), and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.

We experience differing employment and advertising costs as a percentage of net revenues within the retail and direct-to-customer channels due to their distinct distribution and marketing strategies. Store employment costs represent a greater percentage of retail net revenues than employment costs as a percentage of net revenues within the direct-to-customer channel. However, advertising expenses are higher within the direct-to-customer channel than the retail channel.

Fiscal 2010 vs. Fiscal 2009

Selling, general and administrative expenses increased by $68,650,000, or 7.0%, in fiscal 2010 compared to fiscal 2009. Including expense of approximately $16,384,000 from asset impairment and early lease termination charges for underperforming retail stores and $4,319,000 associated with the retirement of our former Chairman and Chief Executive Officer, selling, general and administrative expenses as a percentage of net revenues decreased to 30.0% in fiscal 2010 from 31.6% in fiscal 2009 (which included $32,898,000 from asset impairment and early lease termination charges for underperforming retail stores and $5,981,000 associated with the exit of excess distribution capacity). This decrease was primarily driven by lower employment costs (including the rate benefit from a higher proportion of total company net revenues being generated year-over-year in the direct-to-customer channel, which incurs a lower rate of employment expenses than the retail channel), a decrease in asset impairment and lease termination charges related to our underperforming retail stores in fiscal 2010, a decrease in other general expenses, expense related to the exit of excess distribution capacity recorded in fiscal 2009 that did not recur in fiscal 2010, and a reduction in the total company advertising expense rate despite the impact from a higher proportion of total company net revenues being generated year-over-year in the direct-to-customer channel. This decrease was partially offset by expense associated with the retirement of our former Chairman and Chief Executive Officer in fiscal 2010.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues decreased approximately 190 basis points in fiscal 2010 compared to fiscal 2009. This decrease as a percentage of net revenues was primarily driven by a reduction in the advertising expense rate and lower employment costs.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues decreased approximately 150 basis points in fiscal 2010 compared to fiscal 2009. This decrease as a percentage of net revenues was primarily driven by a decrease in asset impairment and lease termination charges related to our underperforming retail stores in fiscal 2010 and lower employment costs.

Fiscal 2009 vs. Fiscal 2008

Selling, general and administrative expenses decreased by $111,224,000, or 10.2%, in fiscal 2009 compared to fiscal 2008. Including expense of approximately $32,898,000 from asset impairment and early lease termination charges for underperforming retail stores and $5,981,000 associated with the exit of excess distribution capacity, selling, general and administrative expenses as a percentage of net revenues decreased to 31.6% in fiscal 2009 from 32.5% in fiscal 2008. This decrease as a percentage of net revenues was primarily driven by the year-over-year benefit from our infrastructure cost reduction program implemented at the end of fiscal 2008 and advertising expense reductions associated with our catalog circulation optimization strategy. Further contributing to this decrease was severance related costs of approximately $10,344,000 associated with our infrastructure cost reduction program recorded in fiscal 2008, which did not recur in fiscal 2009. This decrease as a percentage of net revenues was partially offset by an increase in incentive compensation expense in fiscal 2009; an approximate $16,000,000 benefit related to a gain on the sale of our corporate aircraft, an $11,023,000 benefit associated with the reversal of performance-based stock compensation expense and a net $9,350,000 incentive payment received from a landlord to compensate us for terminating a store lease prior to its original expiration, all of which were recorded in fiscal 2008 and did not recur in fiscal 2009; and an increase in asset impairment and lease termination costs related to our underperforming retail stores and the exit of excess distribution capacity in fiscal 2009.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues decreased approximately 290 basis points in fiscal 2009 compared to fiscal 2008. This decrease as a percentage of net revenues was primarily driven by fiscal 2009 advertising expense reductions associated with our catalog circulation optimization strategy.

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

INCOME TAXES

Our effective income tax rate was 38.0% for fiscal 2010, 35.6% for fiscal 2009 and 28.4% for fiscal 2008. The increase in the effective income tax rate in fiscal 2010 over fiscal 2009 was primarily driven by certain favorable income tax resolutions that had a larger impact on the fiscal 2009 tax rate due to the lower level of earnings in fiscal 2009.

We currently expect our fiscal 2011 effective tax rate to be in the range of 37% to 39%. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as changes in the level of earnings can increase the volatility of our tax rate. Additionally, our quarterly tax rate may continue to experience ongoing variability as taxable events occur and uncertain tax positions are re-evaluated for changes in events or circumstances, settlements, or expiration of statutes of limitations.

LIQUIDITY AND CAPITAL RESOURCES

As of January 30, 2011, we held $628,403,000 in cash and cash equivalent funds, the majority of which are held in money market funds and highly liquid U.S. Treasury bills. As is consistent with our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2010, our cash resources were used to fund our inventory and inventory-related purchases, advertising and marketing initiatives, stock repurchases, purchases of property and equipment and dividend payments. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to March 23, 2015, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During fiscal 2010 and fiscal 2009, we had no borrowings under the credit facility, and no amounts were outstanding as of January 30, 2011 or January 31, 2010. Additionally, as of January 30, 2011, $9,420,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Further, as of January 30, 2011, we had three unsecured letter of credit reimbursement facilities for a total of $90,000,000, of which an aggregate of $27,584,000 was outstanding as of January 30, 2011. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our bank covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2011. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

In fiscal 2010, net cash provided by operating activities was $355,989,000 compared to net cash provided by operating activities of $490,718,000 in fiscal 2009. Net cash provided by operating activities in fiscal 2010 was primarily attributable to net earnings, and an increase in accounts payable and accrued liabilities, partially offset by an increase in merchandise inventories. Net cash provided by operating activities in fiscal 2010 decreased compared to fiscal 2009 primarily due to an increase in merchandise inventories and a decrease in income taxes payable, partially offset by an increase in fiscal 2010 net earnings.

In fiscal 2009, net cash provided by operating activities was $490,718,000 compared to net cash provided by operating activities of $230,163,000 in fiscal 2008. Net cash provided by operating activities in fiscal 2009 was primarily attributable to a decrease in merchandise inventories due to our inventory reduction initiatives throughout fiscal 2009, an increase in income taxes payable resulting from an increase in earnings, as well as an increase in accounts payable and accrued salaries, benefits and other expenses due to the timing of expenditures. Net cash provided by operating activities in fiscal 2009 increased compared to fiscal 2008 primarily due to an increase in income taxes payable, an increase in accrued salaries, benefits and other expenses and an increase in accounts payable.

Net cash used in investing activities was $63,995,000 for fiscal 2010 compared to $71,230,000 in fiscal 2009. Fiscal 2010 purchases of property and equipment were $61,906,000, comprised of $35,311,000 for systems development projects (including e-commerce websites), $18,348,000 for 4 new and 7 remodeled or expanded stores and $8,247,000 for distribution center and other infrastructure projects. Net cash used in investing activities for fiscal 2010 decreased compared to fiscal 2009 primarily due to a reduction in purchases of property and equipment resulting from a decrease in the number of new and remodeled stores we opened during fiscal 2010, as well as proceeds from the sale of assets, partially offset by restricted cash deposits.

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

In fiscal 2011, we anticipate investing $135,000,000 to $150,000,000 in the purchase of property and equipment, primarily for systems development projects (including e-commerce websites), the construction of 8 new stores and 7 remodeled or expanded stores, and distribution center and other infrastructure projects.

For fiscal 2010, net cash used in financing activities was $178,315,000 compared to $55,498,000 in fiscal 2009. Net cash used in financing activities in fiscal 2010 was primarily attributable to the repurchase of $125,000,000 of common stock and the payment of dividends of $59,160,000. Net cash used in financing activities in fiscal 2010 increased compared to fiscal 2009 primarily due to the repurchase of common stock.

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

Dividend Policy

See section titled Dividend Policy within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Stock Repurchase Program

See section titled Stock Repurchase Program within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of January 30, 2011:

	Payments Due by Period[1]
Dollars in thousands	Fiscal 2011	Fiscal 2012 to Fiscal 2014	Fiscal 2015 to Fiscal 2016	Thereafter	Total
Memphis-based distribution facilities obligation	$1,414	$4,955	$1,969	$—	$8,338
Capital leases	128	206	—	—	334
Interest[2]	836	1,580	191	—	2,607
Operating leases[3],4	225,180	559,336	270,676	438,305	1,493,497
Purchase obligations[5]	527,962	4,565	—	—	532,527
Total	$755,520	$570,642	$272,836	$438,305	$2,037,303

[1]

This table excludes $15.7 million of liabilities for unrecognized tax benefits associated with uncertain tax positions as we are not able to reasonably estimate when and if cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in the accompanying Consolidated Balance Sheet as of January 30, 2011.

[2]	Represents interest expected to be paid on our long-term debt and our capital leases.
[3]	Projected payments include only those amounts that are fixed and determinable as of the reporting date.
[4]	Includes rent expense on the lease of our corporate aircraft through May 2011. See Note K to our Consolidated Financial Statements.
[5]	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements.

Memphis-Based Distribution Facilities Obligation

As of January 30, 2011, total debt of $8,338,000 consists entirely of bond-related debt pertaining to the consolidation of one of our Memphis-based distribution facilities due to its related party relationship and our obligation to renew the lease until the bonds are fully repaid. See discussion of our Memphis-based distribution facilities at Note F to our Consolidated Financial Statements.

Capital Leases

As of January 30, 2011, capital lease obligations of $334,000 consist primarily of leases for distribution center equipment.

Operating Leases

We lease store locations, distribution centers, customer care centers, corporate facilities and certain equipment for original terms ranging generally from 2 to 22 years. Certain leases contain renewal options for periods up to 20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, any contingent rental payments are recorded as incurred each period when the sales threshold is probable of being met and are excluded from our calculation of deferred rent liability. See Notes A and E to our Consolidated Financial Statements.

We are party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements and various other agreements. Under these contracts, we may provide certain routine indemnification relating to representations and warranties or personal injury matters. The terms of these indemnities range in duration and may not be explicitly defined. Historically, we have not made significant payments for these indemnities. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial condition or results of operations.

Other Contractual Obligations

We have other liabilities reflected in our Consolidated Balance Sheets. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2011 which are included in our current liabilities as of January 30, 2011.

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of January 30, 2011:

	Amount of Outstanding Commitment Expiration By Period
Dollars in thousands	Fiscal 2011	Fiscal 2012 to Fiscal 2014	Fiscal 2015 to Fiscal 2016	Thereafter	Total
Credit facility	$—	—	—	—	$—
Letter of credit facilities	27,584	—	—	—	27,584
Standby letters of credit	9,420	—	—	—	9,420
Total	$37,004	—	—	—	$37,004

Credit Facility

On September 23, 2010, we entered into the Fifth Amended and Restated Credit Agreement that amended and replaced our existing credit facility and provided for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to March 23, 2015, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense “EBITDAR”), and covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries that have guaranteed the credit facility to pay the full amount of our obligations under the credit facility. As of January 30, 2011, we were in compliance with our financial covenants under the credit facility and, based on current projections, expect to be in compliance throughout fiscal 2011. The credit facility matures on September 23, 2015, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During fiscal 2010 and fiscal 2009, we had no borrowings under the credit facility, and no amounts were outstanding as of January 30, 2011 or January 31, 2010. Additionally, as of January 30, 2011, $9,420,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured commercial letter of credit reimbursement facilities, each of which matures on September 2, 2011. The aggregate credit available under all letter of credit facilities is $90,000,000. The letter of credit facilities contain covenants and provide for events of default that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus

2.0%. As of January 30, 2011, an aggregate of $27,584,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 30, 2012.

Restricted Cash

On April 16, 2010, we entered into a Collateral Trust Agreement (the “Agreement”) to replace a portion of our standby letters of credit, which secure the liabilities associated with our workers’ compensation and other insurance programs. Under the Agreement, we funded the trust with an initial deposit of $12,500,000 and are required to reinvest interest income up to a maximum of 110% of the initial deposit thereby guaranteeing our obligation for any losses below our insurance deductibles. The Agreement is renewable annually and is cancellable upon 90 days written notice with the insurance provider’s and our mutual consent. As of January 30, 2011, restricted cash related to the Agreement was $12,512,000.

MEMPHIS-BASED DISTRIBUTION FACILITIES

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of the estate of W. Howard Lester, our former Chairman of the Board of Directors and Chief Executive Officer, and James A. McMahan, a Director Emeritus and a significant shareholder. Partnership 1 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties.

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of industrial development bonds in 1983 and 1985. As of January 30, 2011, the bonds had been repaid in full and no amounts were outstanding.

We made annual rental payments in fiscal 2010, fiscal 2009 and fiscal 2008 of approximately $618,000, plus interest on the bonds (through December 2010) calculated at a variable rate determined monthly, applicable taxes, insurance and maintenance expenses. The terms of the lease automatically renewed until the bonds were fully repaid in December 2010. We are currently operating the distribution center on a month-to-month lease and expect to enter into a short-term lease agreement in fiscal 2011.

Our other Memphis-based distribution facility includes an operating lease entered into in August 1990 for another distribution facility that is adjoined to the Partnership 1 facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 2”) comprised of the estate of W. Howard Lester, James A. McMahan and two unrelated parties. Partnership 2 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties.

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of industrial development bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 industrial development bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of January 30, 2011, $8,338,000 was outstanding under the Partnership 2 industrial development bonds.

We made annual rental payments of approximately $2,567,000, $2,582,000 and $2,577,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The term of the lease automatically renews on an annual basis until these bonds are fully repaid in August 2015.

Prior to December 2010, the two partnerships described above qualified as variable interest entities and were consolidated by us due to their related party relationship and our obligation to renew the leases until the bonds were fully repaid. As of December 2010, however, the bonds on the distribution center leased from Partnership 1 were fully repaid and, accordingly, this facility is no longer consolidated by us. As such, as of January 30, 2011, our consolidated balance sheet includes $12,414,000 in assets (primarily buildings), $8,338,000 in debt and $4,076,000 in other long-term liabilities related solely to the consolidation of the Partnership 2 distribution facility.

IMPACT OF INFLATION

The impact of inflation (or deflation) on our results of operations for the past three fiscal years has not been significant. In light of the recent economic environment, however, we cannot be certain of the effect inflation (or deflation) may have on our results of our operations in the future.

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

Due to these factors, our obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on our inventory balances. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on net earnings. As of January 30, 2011 and January 31, 2010, our inventory obsolescence reserves were $12,348,000 and $18,565,000, respectively.

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

We review the carrying value of all long-lived assets for impairment, primarily at a store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We review for impairment all stores for which current or projected cash flows from operations are not sufficient to recover the carrying value of the assets. Impairment results when the carrying value of the assets exceeds the estimated undiscounted future cash flows over the remaining life of the lease. Our estimate of undiscounted future cash flows over the store lease term (generally 5 to 22 years) is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment rates, lease escalations, inflation on operating expenses and the overall economics of the retail industry and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the net carrying value and the asset’s fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is estimated based upon future cash flows (discounted at a rate that is commensurate with the risk and approximates our weighted average cost of capital). We recorded impairment charges related to our underperforming retail stores of $5,128,000, $28,941,000 and $33,995,000 in selling, general and administrative expenses in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for employee health benefits, workers’ compensation and product and general liability claims were $19,122,000 and $20,111,000 as of January 30, 2011 and January 31, 2010, respectively, and are recorded within Accrued Salaries, Benefits and Other on our Consolidated Balance Sheets.

Customer Deposits

Customer deposits are primarily comprised of unredeemed gift cards, gift certificates, and merchandise credits and deferred revenue related to undelivered merchandise. We maintain a liability for unredeemed gift cards, gift certificates and merchandise credits until the earlier of redemption, escheatment or four years as we have concluded that the likelihood of our gift cards and gift certificates being redeemed beyond four years from the date of issuance is remote.

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

Sales Returns Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. As of January 30, 2011 and January 31, 2010, our reserve for sales returns was $12,502,000 and $11,839,000, respectively.

Stock-Based Compensation

We measure and record compensation expense in our consolidated financial statements for all stock-based awards using a fair value method. For stock options and stock-settled stock appreciation rights (“option awards”), fair value is determined using the Black-Scholes valuation model, while restricted stock units are valued using the closing price of our stock on the date prior to the date of issuance. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised or cancelled. The fair value of the award is amortized over the requisite service period. Total stock-based compensation expense was $26,630,000, $24,989,000 and $12,131,000 (which includes an $11,023,000 reversal of compensation expense related to performance-based stock awards, see Note H to our Consolidated Financial Statements), in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and is recorded as a component of selling, general and administrative expenses.

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

Interest Rate Risk

As of January 30, 2011, our line of credit facility was the only instrument we held with a variable interest rate which could, if drawn upon, subject us to risks associated with changes in that interest rate. As of January 30, 2011, there were no amounts outstanding under our credit facility. If the interest rate on this existing variable rate debt instrument rose 10%, our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as short-term cash and cash equivalents, which are also affected by changes in market interest rates. As of January 30, 2011, our investments, made primarily in money market funds and highly liquid U.S. Treasury bills, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars, however, only approximately 3% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during fiscal 2010 and fiscal 2009. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, as of January 30, 2011, we have 16 retail stores in Canada and limited operations in Europe and Asia, each of which exposes us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during fiscal 2010 or fiscal 2009.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

	Fiscal Year Ended
Dollars and shares in thousands, except per share amounts	Jan. 30, 2011	Jan. 31, 2010	Feb. 1, 2009
Net revenues	$3,504,158	$3,102,704	$3,361,472
Cost of goods sold	2,130,299	1,999,467	2,226,300
Gross margin	1,373,859	1,103,237	1,135,172
Selling, general and administrative expenses	1,050,445	981,795	1,093,019
Interest (income) expense, net	354	1,153	200
Earnings before income taxes	323,060	120,289	41,953
Income taxes	122,833	42,847	11,929
Net earnings	$200,227	$77,442	$30,024
Basic earnings per share	$1.87	$0.73	$0.28
Diluted earnings per share	$1.83	$0.72	$0.28
Shares used in calculation of earnings per share:
Basic	106,956	105,763	105,530
Diluted	109,522	107,373	106,880

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Balance Sheets

Dollars and shares in thousands, except per share amounts	Jan. 30, 2011	Jan. 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$628,403	$513,943
Restricted cash	12,512	0
Accounts receivable, net	41,565	44,187
Merchandise inventories, net	513,381	466,124
Prepaid catalog expenses	36,825	32,777
Prepaid expenses	21,120	22,109
Deferred income taxes	85,612	92,195
Other assets	8,176	8,858
Total current assets	1,347,594	1,180,193
Property and equipment, net	730,556	829,027
Non-current deferred income taxes	32,646	53,809
Other assets, net	20,966	16,140
Total assets	$2,131,762	$2,079,169
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$227,963	$188,241
Accrued salaries, benefits and other	122,440	107,710
Customer deposits	192,450	195,185
Income taxes payable	41,997	48,260
Current portion of long-term debt	1,542	1,587
Other liabilities	25,324	22,499
Total current liabilities	611,716	563,482
Deferred rent and lease incentives	202,135	241,300
Long-term debt	7,130	8,672
Other long-term obligations	51,918	54,120
Total liabilities	872,899	867,574
Commitments and contingencies – See Note J
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	0	0
Common stock, $.01 par value, 253,125 shares authorized,
104,888 shares issued and outstanding at January 30, 2011; 106,962 shares issued and outstanding at January 31, 2010	1,049	1,070
Additional paid-in capital	466,885	448,848
Retained earnings	777,939	751,290
Accumulated other comprehensive income	12,990	10,387
Total shareholders’ equity	1,258,863	1,211,595
Total liabilities and shareholders’ equity	$2,131,762	$2,079,169

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Income
Dollars and shares in thousands	Shares	Amount

Balance at February 3, 2008	105,349	$1,054	$403,217	$746,201	$15,251	$1,165,723

Net earnings	—	—	—	30,024	—	30,024	$30,024
Foreign currency translation adjustment	—	—	—	—	(9,742)	(9,742)	(9,742)
Exercise of stock-based awards and related tax effect	299	3	1,034	—	—	1,037
Conversion/release of stock-based awards	16	—	—	—	—	—
Stock-based compensation expense	—	—	12,115	16	—	12,131
Dividends declared	—	—	—	(51,189)	—	(51,189)

Comprehensive income							$20,282

Balance at February 1, 2009	105,664	$1,057	$416,366	$725,052	$5,509	$1,147,984

Net earnings	—	—	—	77,442	—	77,442	$77,442
Foreign currency translation adjustment	—	—	—	—	4,876	4,876	4,876
Unrealized gain on investment	—	—	—	—	2	2	2
Exercise of stock-based awards and related tax effect	963	10	11,337	—	—	11,347
Conversion/release of stock-based awards	335	3	(3,624)	—	—	(3,621)
Stock-based compensation expense	—	—	24,769	220	—	24,989
Dividends declared	—	—	—	(51,424)	—	(51,424)

Comprehensive income							$82,320

Balance at January 31, 2010	106,962	$1,070	$448,848	$751,290	$10,387	$1,211,595

Net earnings	—	—	—	200,227	—	200,227	$200,227
Foreign currency translation adjustment	—	—	—	—	2,603	2,603	2,603
Exercise of stock-based awards and related tax effect	983	10	23,290	—	—	23,300
Conversion/release of stock-based awards	1,206	12	(17,930)	—	—	(17,918)
Repurchase and retirement of common stock	(4,263)	(43)	(13,945)	(111,012)	—	(125,000)
Stock-based compensation expense	—	—	26,622	8	—	26,630
Dividends declared	—	—	—	(62,574)	—	(62,574)

Comprehensive income							$202,830

Balance at January 30, 2011	104,888	$1,049	$466,885	$777,939	$12,990	$1,258,863

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
Dollars in thousands	Jan. 30, 2011	Jan. 31, 2010	Feb. 1, 2009
Cash flows from operating activities:
Net earnings	$200,227	$77,442	$30,024
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	144,630	151,796	148,083
(Gain)/loss on sale/disposal of assets	(1,139)	2,603	(12,247)
Impairment of assets	5,453	30,533	35,449
Amortization of deferred lease incentives	(37,115)	(36,799)	(31,266)
Deferred income taxes	23,566	(23,595)	5,107
Tax benefit from exercise of stock-based awards	(789)	714	1,059
Stock-based compensation expense	26,630	24,989	12,131
Other	0	0	(416)
Changes in:
Accounts receivable	3,477	(6,620)	9,579
Merchandise inventories	(46,464)	108,332	118,679
Prepaid catalog expenses	(4,048)	3,647	18,483
Prepaid expenses and other assets	(1,729)	23,349	(8,578)
Accounts payable	35,946	29,202	(27,532)
Accrued salaries, benefits and other current and long-term liabilities	19,314	42,084	(24,361)
Customer deposits	(3,112)	2,353	(8,644)
Deferred rent and lease incentives	(2,550)	12,403	49,619
Income taxes payable	(6,308)	48,285	(85,006)
Net cash provided by operating activities	355,989	490,718	230,163
Cash flows from investing activities:
Purchases of property and equipment	(61,906)	(72,263)	(191,789)
Restricted cash deposits	(12,512)	0	0
Proceeds from sale of assets	10,823	1,033	47,257
Other	(400)	0	493
Net cash used in investing activities	(63,995)	(71,230)	(144,039)
Cash flows from financing activities:
Borrowings under line of credit	0	0	195,800
Repayments of borrowings under line of credit	0	0	(195,800)
Repayments of long-term obligations	(1,587)	(14,702)	(1,617)
Net proceeds from exercise of stock-based awards	15,736	11,861	461
Tax withholdings related to stock-based awards	(17,918)	(3,621)	0
Excess tax benefit from exercise of stock-based awards	11,239	2,131	1,034
Payment of dividends	(59,160)	(51,132)	(50,518)
Repurchase of common stock	(125,000)	0	0
Other	(1,625)	(35)	(1,520)
Net cash used in financing activities	(178,315)	(55,498)	(52,160)
Effect of exchange rates on cash and cash equivalents	781	1,131	(4,092)
Net increase in cash and cash equivalents	114,460	365,121	29,872
Cash and cash equivalents at beginning of year	513,943	148,822	118,950
Cash and cash equivalents at end of year	$628,403	$513,943	$148,822
Supplemental disclosure of cash flow information:
Cash paid/(received) during the year for:
Interest	$2,381	$3,198	$2,550
Income taxes, net of refunds	98,617	(8,593)	118,356

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

We are a specialty retailer of products for the home. The direct-to-customer segment of our business sells our products through our six direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen and West Elm) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). The catalogs reach customers throughout the U.S. The retail segment of our business sells similar products through our four retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and West Elm). As of January 30, 2011, all of our Williams-Sonoma Home retail stores have been permanently closed. In fiscal 2011, it is our intent to market those Williams-Sonoma Home merchandising categories that support our bridal registry, expanded flagship and designer assortments through the Williams-Sonoma kitchen brand. These categories will be available both on-line and in select Williams-Sonoma stores. As of January 30, 2011, we operated 592 stores in 44 states, Washington, D.C., Canada and Puerto Rico.

Significant intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Sunday closest to January 31, based on a 52/53-week year. Fiscal 2010, a 52-week year, ended on January 30, 2011; fiscal 2009, a 52-week year, ended on January 31, 2010; and fiscal 2008, a 52-week year, ended on February 1, 2009.

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

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less. Our policy is to invest in high-quality, short-term instruments that maintain a level of liquidity consistent with our needs. As of January 30, 2011, we were invested primarily in money market funds and highly liquid U.S. Treasury bills. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card and landlord receivables for which collectability is reasonably assured. Other miscellaneous receivables are evaluated for collectability on a regular basis and an allowance for doubtful accounts is recorded as deemed necessary. Our allowance for doubtful accounts was not material to our financial statements as of January 30, 2011 and January 31, 2010.

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

Due to these factors, our obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on our inventory balances. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on net earnings. As of January 30, 2011 and January 31, 2010, our inventory obsolescence reserves were $12,348,000 and $18,565,000, respectively.

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

Total advertising expenses (including catalog advertising, e-commerce advertising and all other advertising costs) were approximately $293,623,000, $264,963,000 and $328,019,000 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets below.

Leasehold improvements	Shorter of estimated useful life or lease term (generally 2 – 22 years)
Fixtures and equipment	2 – 20 years
Buildings and building improvements	5 – 40 years
Capitalized software	2 – 10 years

Interest costs related to assets under construction, including software projects, are capitalized during the construction or development period. We capitalized interest costs of $1,277,000, $1,763,000 and $1,163,000 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

We review the carrying value of all long-lived assets for impairment, primarily at a store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We review for impairment all stores for which current or projected cash flows from operations are not sufficient to recover the carrying value of the assets. Impairment results when the carrying value of the assets exceeds the estimated undiscounted future cash flows over the remaining life of the lease. Our estimate of undiscounted future cash flows over the store lease term (generally 5 to 22 years) is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment rates, lease escalations, inflation on operating expenses and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the net carrying value and the asset’s fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is estimated based upon future cash flows (discounted at a rate that is commensurate with the risk and approximates our weighted average cost of capital).

For any store or facility closure where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the cease use date.

During fiscal 2010, we recorded expense of approximately $17,525,000 associated with asset impairment and early lease termination charges for underperforming retail stores, of which $16,384,000 is recorded within selling, general and administrative expenses, and the remainder of which is recorded within cost of goods sold. We also recorded a net benefit of $403,000 associated with the exit of excess distribution capacity, which is recorded within selling, general and administrative expenses.

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

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for employee health benefits, workers’ compensation and product and general liability claims were $19,122,000 and $20,111,000 as of January 30, 2011 and January 31, 2010, respectively, and are recorded within accrued salaries, benefits and other.

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

Sales Returns Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. A summary of activity in the sales returns reserve is as follows:

Dollars in thousands	Fiscal 2010[1]	Fiscal 2009[1]	Fiscal 2008[1]
Balance at beginning of year	$11,839	$10,142	$17,259
Provision for sales returns	221,289	203,053	206,288
Actual sales returns	(220,626)	(201,356)	(213,405)
Balance at end of year	$12,502	$11,839	$10,142

[1]	Amounts are shown net of cost of goods sold.

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

Foreign Currency Translation

As of January 30, 2011, we have 16 retail stores in Canada and limited operations in Europe and Asia, each of which expose us to market risk associated with foreign currency exchange rate fluctuations.

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

Note B: Property and Equipment

Property and equipment consists of the following:

Dollars in thousands	Jan. 30, 2011	Jan. 31, 2010
Leasehold improvements	$809,239	$831,757
Fixtures and equipment	572,155	576,488
Capitalized software	292,424	267,724
Land and buildings	126,061	135,692
Corporate systems projects in progress[1]	56,602	65,989
Construction in progress[2]	1,568	14,905
Corporate aircraft (held for sale)[3]	0	10,029
Total	1,858,049	1,902,584
Accumulated depreciation and amortization	(1,127,493)	(1,073,557)
Property and equipment – net	$730,556	$829,027

[1]	Corporate systems projects in progress is primarily comprised of a new merchandising, inventory management and order management system currently under development.
[2]

Construction in progress is primarily comprised of leasehold improvements and furniture and fixtures related to new, expanded or remodeled retail stores where construction had not been completed as of year-end.

[3]	During fiscal 2010 we sold our corporate aircraft.

Note C: Borrowing Arrangements

Long-term debt consists of the following:

Dollars in thousands	Jan. 30, 2011	Jan. 31, 2010
Capital leases	$334	$459
Memphis-based distribution facilities obligation	8,338	9,800
Total debt	8,672	10,259
Less current maturities	(1,542)	(1,587)
Total long-term debt	$7,130	$8,672

Capital Leases

As of January 30, 2011, capital lease obligations of $334,000 consist primarily of leases for distribution center equipment.

Memphis-Based Distribution Facilities Obligation

As of January 30, 2011 and January 31, 2010, total debt of $8,338,000 and $9,800,000, respectively, consists entirely of bond-related debt pertaining to the consolidation of our Memphis-based distribution facilities due to their related party relationship and our obligation to renew the leases until the bonds are fully repaid. See Note F for a discussion on our bond-related debt pertaining to our Memphis-based distribution facilities.

The aggregate maturities of long-term debt at January 30, 2011 were as follows:

Dollars in thousands
Fiscal 2011		$1,542
Fiscal 2012		1,652
Fiscal 2013		1,724
Fiscal 2014		1,785
Fiscal 2015		1,969
Thereafter		0
Total		$8,672

Credit Facility

On September 23, 2010, we entered into the Fifth Amended and Restated Credit Agreement that amended and replaced our existing credit facility and provided for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to March 23, 2015, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense “EBITDAR”), and covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries that have guaranteed the credit facility to pay the full amount of our obligations under the credit facility. As of January 30, 2011, we were in compliance with our financial covenants under the credit facility and, based on current projections, expect to be in compliance throughout fiscal 2011. The credit facility matures on September 23, 2015, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During fiscal 2010 and fiscal 2009, we had no borrowings under the credit facility, and no amounts were outstanding as of January 30, 2011 or January 31, 2010. Additionally, as of January 30, 2011, $9,420,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured commercial letter of credit reimbursement facilities, each of which matures on September 2, 2011. The aggregate credit available under all letter of credit facilities is $90,000,000. The letter of credit facilities contain covenants and provide for events of default that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of January 30, 2011, an aggregate of $27,584,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 30, 2012.

Restricted Cash

On April 16, 2010, we entered into a Collateral Trust Agreement (the “Agreement”) to replace a portion of our standby letters of credit, which secure the liabilities associated with our workers’ compensation and other insurance programs. Under the Agreement, we funded the trust with an initial deposit of $12,500,000 and are required to reinvest interest income up to a maximum of 110% of the initial deposit thereby guaranteeing our obligation for any losses below our insurance deductibles. The Agreement is renewable annually and is cancellable upon 90 days written notice with the insurance provider’s and our mutual consent. As of January 30, 2011, restricted cash related to the Agreement was $12,512,000.

Note D: Income Taxes

The components of earnings before income taxes, by tax jurisdiction, are as follows:

	Fiscal Year Ended
Dollars in thousands	Jan. 30, 2011	Jan. 31, 2010	Feb. 1, 2009
United States	$308,033	$111,689	$33,376
Foreign	15,027	8,600	8,577
Total earnings before income taxes	$323,060	$120,289	$41,953

The provision for income taxes consists of the following:

	Fiscal Year Ended
Dollars in thousands	Jan. 30, 2011	Jan. 31, 2010	Feb. 1, 2009
Current
Federal	$79,719	$55,563	$5,143
State	15,576	8,122	(1,096)
Foreign	3,972	2,757	2,775
Total current	99,267	66,442	6,822
Deferred
Federal	20,429	(21,636)	4,817
State	3,047	(2,280)	(83)
Foreign	90	321	373
Total deferred	23,566	(23,595)	5,107
Total provision	$122,833	$42,847	$11,929

Except where required by U.S. tax law, we have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we intended to utilize those earnings in our foreign operations for an indefinite period of time. In the fourth quarter of fiscal 2008, based on the current economic environment, we assessed our anticipated future cash needs and overall financial position of our Canadian subsidiary and concluded that the remaining undistributed earnings were in excess of our future cash requirements for the ongoing operations of our Canadian subsidiary. Accordingly, our Canadian subsidiary repatriated $13,900,000 to our U.S. operations in the fourth quarter of fiscal 2008. These repatriated earnings were offset by foreign tax credits that reduced the financial tax liability associated with this foreign dividend to zero. As of January 30, 2011, the accumulated undistributed earnings of all foreign subsidiaries were approximately $13,833,000 and are sufficient to support our anticipated future cash needs for our foreign operations. We currently intend to utilize the remainder of those undistributed earnings for an indefinite period of time and will only repatriate such earnings when it is tax effective to do so. It is currently not practical to estimate the tax liability that might be payable if these foreign earnings were to be repatriated.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal Year Ended
	Jan. 30, 2011		Jan. 31, 2010		Feb. 1, 2009
Federal income taxes at the statutory rate	35.0%		35.0%		35.0%
State income tax rate	3.8%		2.4%		(8.2%	)[1]
Other	(0.8%	)	(1.8%	)	1.6%
Total	38.0%		35.6%		28.4%

[1]	The decrease in the fiscal 2008 state income tax rate was primarily driven by certain favorable income tax resolutions during fiscal 2008, representing (14.7%).

Significant components of our deferred tax accounts are as follows:

Dollars in thousands	Jan. 30, 2011	Jan. 31, 2010
Current:
Compensation	$8,086	$8,659
Merchandise inventories	20,424	21,715
Accrued liabilities	16,182	17,451
Customer deposits	50,452	53,229
Prepaid catalog expenses	(14,614)	(13,014)
Other	5,082	4,155
Total current	85,612	92,195
Non-current:
Depreciation	16,064	37,586
Deferred rent	15,067	16,007
Deferred lease incentives	(26,990)	(36,556)
Stock-based compensation	17,370	23,956
Executive deferral plan	5,253	5,307
Uncertainties	5,407	7,252
Other	475	257
Total non-current	32,646	53,809
Total deferred tax assets, net	$118,258	$146,004

The following table summarizes the activity related to our gross unrecognized tax benefits:

Dollars in thousands	Jan. 30, 2011	Jan. 31, 2010	Feb. 1, 2009
Balance at beginning of year	$15,866	$16,243	$35,211
Increases related to current year tax positions	821	1,029	2,018
Increases for tax positions for prior years	0	655	178
Decreases for tax positions for prior years	(560)	(179)	(1,628)
Settlements	(1,701)	(329)	(18,469)
Lapses in statute of limitations	(2,807)	(1,553)	(1,067)
Balance at end of year	$11,619	$15,866	$16,243

As of January 30, 2011, January 31, 2010 and February 1, 2009, we had $11,619,000, $15,866,000, and $16,243,000, respectively, of gross unrecognized tax benefits, of which $7,812,000, $10,594,000, and $10,558,000, respectively, would, if recognized, affect the effective tax rate.

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of January 30, 2011 and January 31, 2010, our accruals, primarily for the payment of interest, totaled $4,062,000 and $5,081,000, respectively.

Due to the potential resolution of state issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of zero to $5,200,000.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We have concluded all U.S. federal income tax matters through fiscal 2006. Substantially all material state, local and foreign income tax examinations have been concluded through fiscal 2000.

Note E: Accounting for Leases

Operating Leases

We lease store locations, distribution centers, customer care centers, corporate facilities and certain equipment for original terms ranging generally from 2 to 22 years. Certain leases contain renewal options for periods up to

20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligations of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, any contingent rental payments are recorded as incurred each period when the sales threshold is probable of being met and are excluded from our calculation of deferred rent liability.

Total rental expense for all operating leases was as follows:

	Fiscal Year Ended
Dollars in thousands	Jan. 30, 2011	Jan. 31, 2010	Feb. 1, 2009
Rent expense	$185,979	$189,404	$192,579
Contingent rent expense	34,856	33,994	32,268
Rent expense before deferred lease incentive income	220,835	223,398	224,847
Deferred lease incentive income	(37,115)	(36,799)	(31,325)
Less: sublease rental income	(329)	(326)	(175)
Total rent expense[1]	$183,391	$186,273	$193,347

[1]	Excludes all other occupancy-related costs including depreciation, common area maintenance, utilities and property taxes.

The aggregate future minimum annual cash rental payments under non-cancelable operating leases (excluding the Memphis-based distribution facilities) in effect at January 30, 2011 were as follows:

Dollars in thousands	Lease Commitments[1,2]
Fiscal 2011	$ 225,180
Fiscal 2012	205,825
Fiscal 2013	187,144
Fiscal 2014	166,367
Fiscal 2015	142,640
Thereafter	566,341
Total	$1,493,497

[1]	Represents future projected cash payments and, therefore, is not necessarily representative of future expected rental expense.
[2]

Projected cash payments include only those amounts that are fixed and determinable as of the reporting date. We currently pay rent for certain store locations based on a percentage of store sales if a specified store sales threshold is or is not met or if contractual obligations of the landlord have not been met. Projected payments for these locations are based on minimum rent, which is generally higher than rent based on a percentage of store sales, as future store sales cannot be predicted with certainty. In addition, projected cash payments do not include any benefit from deferred lease incentive income, which is reflected within “Total rent expense” above.

Note F: Memphis-Based Distribution Facilities

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of the estate of W. Howard Lester, our former Chairman of the Board of Directors and Chief Executive Officer, and James A. McMahan, a Director Emeritus and a significant shareholder. Partnership 1 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties.

Partnership 1 financed the construction of this distribution facility through the sale of a total of $9,200,000 of industrial development bonds in 1983 and 1985. As of January 30, 2011, the bonds had been repaid in full and no amounts were outstanding.

We made annual rental payments in fiscal 2010, fiscal 2009 and fiscal 2008 of approximately $618,000, plus interest on the bonds (through December 2010) calculated at a variable rate determined monthly, applicable taxes, insurance and maintenance expenses. The terms of the lease automatically renewed until the bonds were fully repaid in December 2010. We are currently operating the distribution center on a month-to-month lease and expect to enter into a short-term lease agreement in fiscal 2011.

Our other Memphis-based distribution facility includes an operating lease entered into in August 1990 for another distribution facility that is adjoined to the Partnership 1 facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 2”) comprised of the estate of W. Howard Lester, James A. McMahan and two unrelated parties. Partnership 2 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties.

Partnership 2 financed the construction of this distribution facility and related addition through the sale of a total of $24,000,000 of industrial development bonds in 1990 and 1994. Quarterly interest and annual principal payments are required through maturity in August 2015. The Partnership 2 industrial development bonds are collateralized by the distribution facility and require us to maintain certain financial covenants. As of January 30, 2011, $8,338,000 was outstanding under the Partnership 2 industrial development bonds.

We made annual rental payments of approximately $2,567,000, $2,582,000 and $2,577,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The term of the lease automatically renews on an annual basis until these bonds are fully repaid in August 2015.

Prior to December 2010, the two partnerships described above qualified as variable interest entities and were consolidated by us due to their related party relationship and our obligation to renew the leases until the bonds were fully repaid. As of December 2010, however, the bonds on the distribution center leased from Partnership 1 were fully repaid and, accordingly, this facility is no longer consolidated by us. As such, as of January 30, 2011, our consolidated balance sheet includes $12,414,000 in assets (primarily buildings), $8,338,000 in debt and $4,076,000 in other long-term liabilities related solely to the consolidation of the Partnership 2 distribution facility.

Note G: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per-Share
2010
Basic	$200,227	106,956	$1.87
Effect of dilutive stock-based awards		2,566
Diluted	$200,227	109,522	$1.83
2009
Basic	$77,442	105,763	$0.73
Effect of dilutive stock-based awards		1,610
Diluted	$77,442	107,373	$0.72
2008
Basic	$30,024	105,530	$0.28
Effect of dilutive stock-based awards		1,350
Diluted	$30,024	106,880	$0.28

Stock-based awards of 1,488,000, 2,684,000 and 6,428,000 shares in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

Note H: Stock-Based Compensation

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 18,459,903 shares. As of January 30, 2011, there were approximately 4,009,427 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of seven years. Incentive stock options that may be issued to 10% shareholders, however, have a maximum term of five years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date or not less than 110% of such closing price for an incentive stock option granted to a 10% shareholder. Option awards granted to employees generally vest over a period of four to five years. Stock awards granted to employees generally vest over a period of three to five years for service based awards. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of shareholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises will be funded with the issuance of new shares.

Stock-Based Compensation Expense

During fiscal 2010, fiscal 2009 and fiscal 2008, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $26,630,000, $24,989,000, and $12,131,000 (which includes an $11,023,000 reversal of compensation expense related to performance-based stock awards for which the performance criteria was no longer deemed probable of being achieved), respectively. As of January 30, 2011, there was a remaining unamortized expense balance of $32,727,000 (net of estimated forfeitures), which we expect to be recognized on a straight-line basis over an average remaining service period of approximately two years.

Stock Options

The following table summarizes our stock option activity during fiscal 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance at January 31, 2010	2,613,132	$22.37
Granted	0	$0
Exercised	(1,212,143)	$14.77		$15,788,000
Canceled	(33,360)	$34.62
Balance at January 30, 2011 (100% vested)	1,367,629	$28.81	2.62	$7,148,000

[1]

Intrinsic value for outstanding and vested options is defined as the excess of the market value on the last business day of the fiscal year (or $32.34) over the exercise price, if any. For exercises, intrinsic value is defined as the excess of the market value over the exercise price on the date of exercise.

The following table summarizes information about stock options outstanding at January 30, 2011:

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Term Remaining (Years)	Weighted Average Exercise Price
$ 12.43 – $ 21.80	386,381	1.53	$19.94
$ 22.25 – $ 30.02	325,318	1.89	25.10
$ 32.31 – $ 32.80	290,530	2.49	32.56
$ 33.66 – $ 39.80	348,900	4.53	38.34
$ 40.05 – $ 41.99	16,500	4.55	41.83
$ 12.43 – $ 41.99	1,367,629	2.62	$28.81

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date for the number of shares vested.

The following table summarizes our stock-settled stock appreciation right activity during fiscal 2010:

	Shares	Weighted Average Conversion Price[1]	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[2]
Balance at January 31, 2010	4,547,975	$13.40
Granted (weighted average fair value of $10.21)	369,375	$27.80
Converted	(946,650)	$8.68		$20,252,000
Canceled	(541,500)	$28.88
Balance at January 30, 2011	3,429,200	$13.81	7.69	$64,657,000
Vested at January 30, 2011	1,246,010	$14.98	7.30	$22,484,000
Vested plus expected to vest at January 30, 2011	3,082,237	$13.88	7.66	$58,008,000

[1]	Conversion price is defined as the price from which stock-settled stock appreciation rights are measured and is equal to the market value on the date of grant.
[2]

Intrinsic value for outstanding and vested rights is defined as the excess of the market value on the last business day of the fiscal year (or $32.34) over the conversion price, if any. For conversions, intrinsic value is defined as the excess of the market value over the conversion price on the date of the conversion.

The following table summarizes information about stock-settled stock appreciation rights outstanding at January 30, 2011:

	Stock-Settled Stock Appreciation Rights Outstanding			Stock-Settled Stock Appreciation Rights Vested
Range of Conversion Prices	Number Outstanding	Weighted Average Contractual Term Remaining (Years)	Weighted Average Conversion Price	Number Vested	Weighted Average Conversion Price
$ 8.01 – $ 8.31	52,950	7.89	$8.08	17,650	$8.08
$ 8.56 – $ 8.56	2,567,525	7.77	8.56	915,900	8.56
$ 19.14 – $ 34.89	724,645	7.69	29.75	243,900	32.43
$ 39.05 – $ 39.05	2,240	5.32	39.05	2,080	39.05
$ 40.44 – $ 40.44	81,840	5.12	40.44	66,480	40.44
$ 8.01 – $ 40.44	3,429,200	7.69	$13.81	1,246,010	$14.98

The fair value for both options and stock-settled stock appreciation rights is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

•	Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates our expected term.

•	Dividend yield – The dividend yield is based on our quarterly cash dividend and the anticipated dividend payout over our expected term of the option awards.

The weighted average assumptions used for fiscal 2010, fiscal 2009 and fiscal 2008 are as follows:

	Fiscal Year Ended
	Jan. 30, 2011	Jan. 31, 2010	Feb. 1, 2009
Expected term (years)	5.1	5.1	5.2
Expected volatility	47.3%	56.0%	49.4%
Risk-free interest rate	2.6%	2.4%	2.5%
Dividend yield	2.2%	2.3%	2.7%

Restricted Stock Units

The following table summarizes our restricted stock unit activity during fiscal 2010:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value[1]
Balance at January 31, 2010	1,887,160	$17.11
Granted	1,343,758	$28.13
Released	(1,003,144)	$29.52	$32,109,000
Canceled	(176,876)
Balance at January 30, 2011	2,050,898	$23.44	$66,326,000
Vested plus expected to vest at January 30, 2011	1,654,959	$22.83	$53,521,000

[1]

Intrinsic value for outstanding and unvested restricted stock units is defined as the market value on the last business day of the fiscal year (or $32.34). For released restricted stock units, the intrinsic value is defined as the market value on the date of release.

Tax Effect

We present tax benefits resulting from the exercise of stock-based awards as operating cash flows, and tax deductions in excess of the cumulative compensation cost recognized for stock-based awards exercised as financing cash flows in the Consolidated Statements of Cash Flows. During fiscal 2010, fiscal 2009 and fiscal 2008, net proceeds from the exercise of stock-based awards was $15,736,000, $11,861,000 and $461,000, respectively, and the tax benefit (shortfall) associated with such exercises totaled $24,762,000, $5,981,000 and ($1,660,000), respectively.

Note I: Williams-Sonoma, Inc. 401(k) Plan and Other Employee Benefits

We have a defined contribution retirement plan, the “Williams-Sonoma, Inc. 401(k) Plan” (the “Plan”), which is intended to be qualified under Internal Revenue Code Sections 401(a), 401(k), 401(m) and 4975(e)(7). The Plan permits eligible employees to make salary deferral contributions up to 75% of their eligible compensation each pay period (5% for certain higher paid individuals through December 31, 2010, 7% for highly-compensated employees thereafter). Employees designate the funds in which their contributions are invested. Each participant may choose to have his or her salary deferral contributions and earnings thereon invested in one or more investment funds, including our company stock fund.

Our matching contribution is equal to 50% of each participant’s salary deferral contribution, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period (5% for certain higher paid individuals through December 31, 2010 and 6% thereafter). Each participant’s matching contribution is earned on a semi-annual basis with respect to eligible salary deferrals for those employees that are employed with the company on June 30th or December 31st of the year in which the deferrals are made. Once an associate becomes eligible, each associate must complete one year of service prior to receiving company matching contributions. For the first five years of the participant’s employment, all matching contributions vest at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions vest immediately.

The Plan consists of two parts: a profit sharing plan portion and a stock bonus plan/employee stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the Williams-Sonoma Inc. Stock Fund. The profit sharing and ESOP components of the Plan are considered a single plan under Code section 414(l). Our contributions to the plan were $4,247,000, $4,477,000 and $5,168,000 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management and other certain highly compensated employees. As of January 1, 2010, we indefinitely suspended all employee salary and bonus deferrals into the plan. We will continue to evaluate this benefit program to ensure it is providing the best value to our employees and to us. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. As of January 30, 2011 and January 31, 2010, $13,996,000 and $13,900,000, respectively, was included in other long-term obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $12,939,000 and $11,345,000 as of January 30, 2011 and January 31, 2010, respectively, and was included in other assets.

Note J: Commitments and Contingencies

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

Note K: Related Party Transactions

Retirement and Consulting Agreement

On January 25, 2010, the independent members of our Board of Directors (the “Board”) approved our entry into a Retirement and Consulting Agreement (the “Agreement”) with W. Howard Lester (“Mr. Lester”), our former Chairman of the Board and Chief Executive Officer. Pursuant to the terms of the Agreement, Mr. Lester retired as Chairman of the Board and Chief Executive Officer on May 26, 2010. Upon his retirement and in recognition of his contributions to the Company, Mr. Lester received, among other things, accelerated vesting of his outstanding stock options, stock-settled stock appreciation rights and restricted stock units. The total expense recorded in fiscal 2010 associated with Mr. Lester’s retirement, consisting primarily of stock-based compensation expense, was approximately $4,319,000. The total expense recorded in fiscal 2010 associated with Mr. Lester’s consulting services, consisting primarily of stock based compensation expense and cash compensation, among other things, was approximately $1,616,000. As a result of Mr. Lester’s death in November 2010, the Agreement terminated and all unvested stock units and cash payments granted under the Agreement were forfeited.

Airplane Lease Agreement

On May 16, 2008, we completed two transactions relating to our corporate aircraft. First, we sold our Bombardier Global Express airplane for approximately $46,787,000 in cash (a net after-tax cash benefit of approximately $29,000,000) to an unrelated third party. This resulted in a gain on sale of asset of approximately $16,000,000 in the second quarter of fiscal 2008. Second, we entered into an Aircraft Lease Agreement (the “Lease Agreement”) with a limited liability company (the “LLC”) owned by Mr. Lester for use of a Bombardier Global 5000 owned by the LLC. These transactions were approved by our Board of Directors.

Under the terms of the Lease Agreement, in exchange for use of the aircraft, we are required to pay the LLC $375,000 for each of the 36 months of the lease term through May 15, 2011. We are also responsible for all use-related costs associated with the aircraft, including fixed costs such as crew salaries and benefits, insurance and hangar costs, and all direct operating costs. Closing costs associated with the Lease Agreement were divided evenly between us and the LLC, and each party paid its own attorney and advisor fees. During fiscal 2010, fiscal 2009 and fiscal 2008, we paid a total of $4,500,000, $4,500,000 and $3,185,000 to the LLC, respectively.

In conjunction with the Retirement and Consulting Agreement entered into between us and Mr. Lester, the Lease Agreement will continue pursuant to its terms through May 2011. Additionally, Mr. Lester, under the agreement agreed to give us an option to purchase this aircraft at the end of the lease term for its then estimated fair value of $32,000,000. On January 3, 2011, we provided the LLC with notice under the agreement of our intent to exercise the option to purchase the aircraft at the end of the lease term. However, on or prior to the end of the lease term, we expect to instead enter into an agreement to lease the aircraft from a third party on terms no less favorable than those in the current lease.

Note L: Stock Repurchase Program

In May 2010, our Board of Directors authorized a stock repurchase program to purchase up to $60,000,000 of our common stock, and in September 2010, our Board of Directors authorized another stock repurchase program to purchase up to $65,000,000 of our common stock. We completed the $60,000,000 stock repurchase program by repurchasing 2,317,962 shares of our common stock at a weighted average cost of $25.88 per share in fiscal 2010. We completed the $65,000,000 stock repurchase program by repurchasing 1,945,501 shares of our common stock at a weighted average cost of $33.41 per share in fiscal 2010.

In January 2011, our Board of Directors authorized a new stock repurchase program to purchase up to $125,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. This stock repurchase programs does not have an expiration date and may be limited or terminated at any time without prior notice.

We did not repurchase any shares of our common stock during fiscal 2009 and fiscal 2008.

Note M: Segment Reporting

As of January 30, 2011, we have two reportable segments, direct-to-customer and retail. The direct-to-customer segment has six merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm and Williams-Sonoma Home) and sells our products through our six direct mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen and West Elm) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). The retail segment has four merchandising concepts which sell products for the home (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, and West Elm). The four retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. Management’s expectation is that the overall economic characteristics of each of our major concepts within each reportable segment will be similar over time based on management’s judgment that the operating segments have had similar historical economic characteristics and are expected to have similar long-term financial performance in the future.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Direct-to- Customer	Retail	Unallocated	Total
2010
Net revenues[1]	$1,452,572	$2,051,586	$0	$3,504,158
Depreciation and amortization expense	20,901	92,676	31,053	144,630
Earnings (loss) before income taxes[2,3,4]	311,838	247,426	(236,204)	323,060

Assets [5]	288,080	857,750	985,932	2,131,762
Capital expenditures	15,011	25,434	21,461	61,906
2009
Net revenues[1]	$1,224,670	$1,878,034	$0	$3,102,704
Depreciation and amortization expense	20,965	97,978	32,853	151,796
Earnings (loss) before income taxes[2,3,4]	210,702	133,486	(223,899)	120,289

Assets [5]	258,188	900,574	920,407	2,079,169
Capital expenditures	12,991	43,095	16,177	72,263
2008
Net revenues[1]	$1,398,974	$1,962,498	$0	$3,361,472
Depreciation and amortization expense	21,142	99,065	27,876	148,083
Earnings (loss) before income taxes[2,6,7]	183,237	41,293	(182,577)	41,953

Assets [5]	295,022	1,047,448	592,994	1,935,464
Capital expenditures	17,283	145,456	29,050	191,789

[1]

Includes net revenues in the retail channel of approximately $113.7 million, $84.2 million and $79.9 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, related to our foreign operations.

[2]

Includes expenses in the retail channel of approximately $17.5 million, $35.0 million and $34.0 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, related to asset impairment and early lease termination charges for underperforming retail stores.

[3]	Unallocated costs before income taxes include a net benefit of $0.4 million in fiscal 2010 and expense of $7.6 million in fiscal 2009 related to the exit of excess distribution capacity.
[4]

Unallocated costs before income taxes include $4.3 million in fiscal 2010 related to the retirement of our former Chairman of the Board and Chief Executive Officer and a $1.9 million benefit in fiscal 2009 representing Visa/MasterCard litigation settlement income.

[5]	Includes $27.0 million, $29.6 million and $28.3 million of long-term assets in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, related to our foreign operations.
[6]	Included in the retail channel is a $9.4 million benefit related to an incentive payment received from a landlord to compensate us for terminating a store lease prior to its original expiration.
[7]

Unallocated costs before income taxes include an approximate $16.0 million benefit related to a gain on sale of our corporate aircraft, an $11.0 million benefit related to the reversal of expense associated with certain performance-based stock awards and severance and lease termination related costs of $12.7 million associated with our infrastructure cost reduction program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Williams-Sonoma, Inc.:

We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of January 30, 2011 and January 31, 2010, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2011. We also have audited the Company’s internal control over financial reporting as of January 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of January 30, 2011 and January 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of

January 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 31, 2011

Quarterly Financial Information

(Unaudited)

Dollars in thousands, except per share amounts
Fiscal 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$717,637	$775,554	$815,516	$1,195,451	$3,504,158
Gross margin	270,558	286,727	311,281	505,293	1,373,859
Earnings before income taxes[1,2,3]	32,333	51,074	56,084	183,569	323,060
Net earnings	19,538	30,759	36,530	113,400	200,227
Basic earnings per share[4]	$ 0.18	$0.29	$0.34	$1.08	$1.87
Diluted earnings per share[4]	$ 0.18	$0.28	$0.34	$1.05	$1.83
Stock price (as of quarter-end) [5]	$ 28.80	$26.71	$32.37	$32.34	$32.34
Fiscal 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$611,615	$672,114	$729,297	$1,089,678	$3,102,704
Gross margin	183,963	215,341	252,852	451,081	1,103,237
Earnings before income taxes[2,3,6]	(29,511)	57	9,115	140,628	120,289
Net earnings	(18,705)	399	7,327	88,421	77,442
Basic earnings per share[4]	$ (0.18)	$0.00	$0.07	$0.83	$0.73
Diluted earnings per share[4]	$ (0.18)	$0.00	$0.07	$0.81	$0.72
Stock price (as of quarter-end) [5]	$ 13.11	$14.06	$18.78	$18.98	$18.98

[1]	Includes $3.3 million and $1.0 million in the first and second quarter of fiscal 2010, respectively, related to the retirement of our former Chairman of the Board and Chief Executive Officer.
[2]

Includes impairment and lease termination charges of $6.0 million and $6.1 million in the first quarter, $4.3 million and $7.2 million in the second quarter, $3.4 million and $12.2 million in the third quarter and $3.8 million and $9.5 million in the fourth quarter of fiscal 2010 and fiscal 2009, respectively, related to our underperforming retail stores.

[3]

Includes a net benefit of $0.4 million in the second quarter of fiscal 2010 and expense of $1.3 million and $6.3 million in the second and third quarters of fiscal 2009, respectively, related to the exit of excess distribution capacity.

[4]	The sum of the quarterly net earnings per share amounts will not necessarily equal the annual net earnings per share as each quarter is calculated independently.
[5]	Stock prices represent our common stock price at the close of business on the Friday before our fiscal quarter-end.
[6]	Includes a benefit of $1.9 million representing Visa/MasterCard litigation settlement income in the fourth quarter of fiscal 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of January 30, 2011, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, our management concluded that, as of January 30, 2011, our internal control over financial reporting is effective.

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

The following consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 7:

Consolidated Statements of Earnings for the fiscal years ended January 30, 2011, January 31, 2010 and February 1, 2009

Consolidated Balance Sheets as of January 30, 2011 and January 31, 2010

Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 30, 2011, January 31, 2010 and February 1, 2009

Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2011, January 31, 2010 and February 1, 2009

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

WILLIAMS-SONOMA, INC.

Date: March 31, 2011	By	/s/ LAURA J. ALBER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2011	/s/ ADRIAN D.P. BELLAMY
Adrian D.P. Bellamy
Chairman of the Board of Directors

Date: March 31, 2011	/s/ LAURA J. ALBER
Laura J. Alber
Chief Executive Officer
(principal executive officer)

Date: March 31, 2011	/s/ SHARON L. MCCOLLAM
Sharon L. McCollam
Executive Vice President, Chief Operating and Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: March 31, 2011	/s/ PATRICK J. CONNOLLY
Patrick J. Connolly
Director

Date: March 31, 2011	/s/ ADRIAN T. DILLON
Adrian T. Dillon
Director

Date: March 31, 2011	/s/ ANTHONY A. GREENER
Anthony A. Greener
Director

Date: March 31, 2011	/s/ TED W. HALL
Ted W. Hall
Director

Date: March 31, 2011	/s/ MICHAEL R. LYNCH
Michael R. Lynch
Director

Date: March 31, 2011	/s/ RICHARD T. ROBERTSON
Richard T. Robertson
Director

Date: March 31, 2011	/s/ DAVID B. ZENOFF
David B. Zenoff
Director

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE

FISCAL YEAR ENDED JANUARY 30, 2011

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

ARTICLES OF INCORPORATION AND BYLAWS

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)

3.2	Certificate of Amendment of Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

3.3	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated April 29, 2002 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2004 as filed with the Commission on September 10, 2004, File No. 001-14077)

3.4	Certificate of Amendment of Restated Articles of Incorporation, as Amended, of the Company, dated as of July 22, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2003 as filed with the Commission on September 11, 2003, File No. 001-14077)

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 1, 2010, File No. 001-14077)

FINANCING AGREEMENTS

10.1	Fifth Amended and Restated Credit Agreement, dated September 23, 2010, between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent, JPMorgan Chase Bank, N.A. and U.S. Bank, National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2010 as filed with the Commission on December 10, 2010, File No. 001-14077)

10.2	Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

10.3	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.4	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.5	Third Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.6	Fourth Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.7	Fifth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

10.8	Sixth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2009 as filed with the Commission on December 12, 2009, File No. 001-14077)

10.9	Seventh Amendment, dated as of September 3, 2010, to the Reimbursement Agreement between the Company and Bank of America, N.A. dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2010 as filed with the Commission on December 10, 2010, file No. 001-14077)

10.10	Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

10.11	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

10.12	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.13	Third Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.14	Fourth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

10.15	Fifth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2009 as filed with the Commission on December 11, 2009, File No. 001-14077)

10.16	Sixth Amendment, dated as of September 3, 2010, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2010 as filed with the Commission on December 10, 2010, File No. 001-14077)

10.17	Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.18	First Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.19	Second Amendment, dated as of July 20, 2007, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.20	Third Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.21	Fourth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.22	Fifth Amendment, dated as of April 13, 2009, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 3, 2009 as filed with the Commission on June 12, 2009, File No. 001-14077)

10.23	Sixth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and JPMorgan Chase Bank, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2009 as filed with the Commission on December 11, 2009, File No. 001-14077)

10.24	Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.25	First Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.26	Second Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.27	Third Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

10.28	Fourth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2009 as filed with the Commission on December 11, 2009, File No. 001-14077)

10.29	Fifth Amendment, dated as of September 3, 2010, to the Reimbursement Agreement between the Company and U.S. Bank National Association, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2010 as filed with the Commission on December 10, 2010, File No. 001-14077)

STOCK PLANS

10.30+	Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 as filed with the Commission on April 15, 2005, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.31+	Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)

10.32+	Amended and Restated Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 99(D)(1) Schedule TO as filed with the Commission on March 16, 2009, File No. 001-14077)

10.33+	Forms of Notice of Grant and Stock Option Agreement under the Company’s 1993 Stock Option Plan, 2000 Nonqualified Stock Option Plan and 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004, File No. 001-14077)

10.34+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Term Sheet for Director Grants (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2007 as filed with the Commission on September 7, 2007, File No. 001-14077)

10.35+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010, File No. 001-14077)

10.36+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Director Grants (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.37+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010, File No. 001-14077)

10.38+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for CEO Grant (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.39+	Restricted Stock Unit Award Agreement with W. Howard Lester dated January 25, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on January 26, 2010, File No. 001-14077)

10.40+	Restricted Stock Unit Award Agreement with W. Howard Lester dated May 26, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010 as filed with the Commission on September 10, 2010, File No. 001-14077)

OTHER INCENTIVE PLANS

10.41+	2001 Incentive Bonus Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 11, 2008, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.42+	Williams-Sonoma, Inc. Pre-2005 Executive Deferral Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.43+	Williams-Sonoma, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.44+	Williams-Sonoma, Inc. 401(k) Plan, as amended and restated effective January 1, 2002, except as otherwise noted, and including amendments effective through August 1, 2007 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.45+	Amendment to the Williams-Sonoma, Inc. 401(k) Plan dated November 6, 2008 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.46+	January 2009 Amendment to the Williams-Sonoma, Inc. 401(k) Plan dated January 20, 2009 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

PROPERTIES

10.47	Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1983 as filed with the Commission on October 14, 1983, File No. 000-12704)

10.48	First Amendment, dated December 1, 1985, to the Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1986 as filed with the Commission on May 2, 1986, File No. 000-12704)

10.49	Second Amendment, dated December 1, 1993, to the Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)

10.50	Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 1990 as filed with the Commission on December 12, 1990, File No. 000-12704)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.51	First Amendment, dated December 22, 1993, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee between the Company and Hewson-Memphis Partners, dated as of August 1, 1990 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

10.52	Second Amendment, dated September 1, 1994, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994, File No. 000-12704)

10.53	Third Amendment, dated October 24, 1995, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.2E to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)

10.54	Fourth Amendment, dated February 1, 1996, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

10.55	Fifth Amendment to Sublease, dated March 1, 1999, incorrectly titled Fourth Amendment to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

10.56	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

10.57	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.58	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.59	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and SPI WS II, LLC (the successor-in-interest to Hewson/Desoto Partners, L.L.C.) as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

EMPLOYMENT AGREEMENTS

10.60+	Employment Agreement with Laura Alber, dated June 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2010, File No. 001-14077)

10.61+	Management Retention Agreement with Laura Alber, dated June 11, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2010, File No. 001-14077)

10.62+	Employment Agreement between the Company and Sharon McCollam, dated December 28, 2002 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 as filed with the Commission on April 15, 2005, File No. 001-14077)

10.63+	Amendment, dated as of November 11, 2008, to Employment Agreement between the Company and Sharon McCollam, dated December 28, 2002 (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.64+	Management Retention Agreement with Sharon McCollam, dated June 11, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2010, File No. 001-14077)

10.65+	Retirement and Consulting Agreement, dated as of January 25, 2010, between the Company and Howard Lester (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 26, 2010, File No. 001-14077)

10.66+	Form of Management Retention Agreement for Executive Vice Presidents and Brand Presidents, approved May 25, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 1, 2010, File No. 001-14077)

10.67*+	Form of Management Retention Agreement for Senior Vice Presidents, approved May 25, 2010

OTHER AGREEMENTS

10.68	Aircraft Lease Agreement between WHL Management LLC and the Company, dated May 16, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2008 as filed with the Commission on September 12, 2008, File No. 001-14077)

10.69	Amendment No. 1 to Aircraft Lease Agreement by and between WHL Management LLC and the Company, dated May 26, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 1, 2010, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.70	Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2009 as filed with the Commission on September 11, 2009, File No. 001-14077)

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.