Form 10-Q
period 2011-05-01
WILLIAMS SONOMA INC
filed 2011-06-10
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-14077

WILLIAMS-SONOMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2203880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 Van Ness Avenue, San Francisco, CA	94109
(Address of principal executive offices)	(Zip Code)

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

As of May 29, 2011, 104,517,116 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 1, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	May 1, 2011	January 30, 2011	May 2, 2010
ASSETS
Current assets
Cash and cash equivalents	$471,023	$628,403	$404,853
Restricted cash	12,516	12,512	12,500
Accounts receivable, net	42,059	41,565	34,581
Merchandise inventories, net	532,125	513,381	502,387
Prepaid catalog expenses	37,037	36,825	36,773
Prepaid expenses	33,145	21,120	38,147
Deferred income taxes	85,688	85,612	92,287
Other assets	7,769	8,176	7,938
Total current assets	1,221,362	1,347,594	1,129,466
Property and equipment, net	724,321	730,556	800,963
Non-current deferred income taxes	29,892	32,646	50,228
Other assets, net	21,176	20,966	16,103
Total assets	$1,996,751	$2,131,762	$1,996,760
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$192,439	$227,963	$177,938
Accrued salaries, benefits and other	70,508	122,440	78,093
Customer deposits	189,813	192,450	186,066
Income taxes payable	7,625	41,997	4,278
Current portion of long-term debt	1,542	1,542	1,587
Other liabilities	24,826	25,324	23,021
Total current liabilities	486,753	611,716	470,983
Deferred rent and lease incentives	199,793	202,135	228,792
Long-term debt	7,097	7,130	8,642
Other long-term obligations	52,396	51,918	57,948
Total liabilities	746,039	872,899	766,365
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 104,667, 104,888 and 107,931 shares at May 1, 2011, January 30, 2011 and May 2, 2010, respectively	1,047	1,049	1,079
Additional paid-in capital	471,498	466,885	460,713
Retained earnings	762,790	777,939	756,521
Accumulated other comprehensive income	15,377	12,990	12,082
Total shareholders’ equity	1,250,712	1,258,863	1,230,395
Total liabilities and shareholders’ equity	$1,996,751	$2,131,762	$1,996,760

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended
Dollars and shares in thousands, except per share amounts	May 1, 2011	May 2, 2010
Net revenues	$770,825	$717,637
Cost of goods sold	474,942	447,079
Gross margin	295,883	270,558
Selling, general and administrative expenses	244,183	238,097
Interest expense, net	1	128
Earnings before income taxes	51,699	32,333
Income tax expense	20,084	12,795
Net earnings	$31,615	$19,538
Basic earnings per share	$0.30	$0.18
Diluted earnings per share	$0.29	$0.18
Shares used in calculation of earnings per share:
Basic	104,918	107,129
Diluted	107,183	109,639

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
Dollars in thousands	May 1, 2011	May 2, 2010
Cash flows from operating activities:
Net earnings	$31,615	$19,538
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	32,878	39,002
Loss on sale/disposal of assets	248	275
Impairment of assets	172	2,032
Amortization of deferred lease incentives	(6,939)	(11,910)
Deferred income taxes	(2,104)	(3,582)
Tax benefit from exercise of stock-based awards	5,145	7,035
Stock-based compensation expense	5,227	8,756
Changes in:
Accounts receivable	(326)	9,688
Merchandise inventories	(18,227)	(35,660)
Prepaid catalog expenses	(212)	(3,996)
Prepaid expenses and other assets	(11,779)	(15,201)
Accounts payable	(42,047)	(5,832)
Accrued salaries, benefits and other current and long-term liabilities	(52,272)	(26,026)
Customer deposits	(2,912)	(9,418)
Deferred rent and lease incentives	4,691	(1,025)
Income taxes payable	(34,461)	(43,982)
Net cash used in operating activities	(91,303)	(70,306)
Cash flows from investing activities:
Purchases of property and equipment	(22,236)	(17,431)
Restricted cash deposits	(4)	(12,500)
Other, net	27	23
Net cash used in investing activities	(22,213)	(29,908)
Cash flows from financing activities:
Repayments of long-term obligations	(33)	(30)
Net proceeds from exercise of stock-based awards	5,304	8,487
Tax withholdings related to stock-based awards	(7,293)	(7,285)
Excess tax benefit from exercise of stock-based awards	4,006	2,836
Payment of dividends	(15,782)	(12,901)
Repurchase of common stock	(31,250)	0
Net cash used in financing activities	(45,048)	(8,893)
Effect of exchange rates on cash and cash equivalents	1,184	17
Net decrease in cash and cash equivalents	(157,380)	(109,090)
Cash and cash equivalents at beginning of period	628,403	513,943
Cash and cash equivalents at end of period	$471,023	$404,853

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended May 1, 2011 and May 2, 2010

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of May 1, 2011 and May 2, 2010, the condensed consolidated statements of earnings for the thirteen weeks then ended and the condensed consolidated statements of cash flows for the thirteen weeks then ended have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of January 30, 2011, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2011.

The results of operations for the thirteen weeks ended May 1, 2011 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2011.

NOTE B. BORROWING ARRANGEMENTS

Credit Facility

We have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to March 23, 2015, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense “EBITDAR”), and covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries that have guaranteed the credit facility to pay the full amount of our obligations under the credit facility. As of May 1, 2011, we were in compliance with our financial covenants under the credit facility and, based on current projections, we expect to be in compliance throughout fiscal 2011. The credit facility matures on September 23, 2015, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During the thirteen weeks ended May 1, 2011 and May 2, 2010, we had no borrowings under the credit facility, and no amounts were outstanding as of May 1, 2011 or May 2, 2010. Additionally, as of May 1, 2011, $9,420,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured commercial letter of credit reimbursement facilities, each of which matures on September 2, 2011. The aggregate credit available under all letter of credit facilities is $90,000,000. The letter of credit facilities contain covenants and provide for events of default that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of May 1, 2011, an aggregate of $20,546,000 was outstanding under the letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 30, 2012.

Long-Term Debt

As of May 1, 2011, we had $8,639,000 of long-term debt obligations, consisting primarily of the bond-related debt associated with one of our Memphis-based distribution facilities, which accrues interest based on a variable rate. As of May 1, 2011, the carrying value of our long-term debt approximates fair value.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 18,459,903 shares. As of May 1, 2011, there were approximately 1,758,764 shares available for future grant. However, on May 25, 2011, our shareholders approved an amendment and restatement of the Plan to, among other things, increase the shares issuable by 7,300,000 shares and extend the term to 2021. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of seven years. Incentive stock options that may be issued to 10% shareholders, however, have a maximum term of five years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date or not less than 110% of such closing price for an incentive stock option granted to a 10% shareholder. Option awards granted to employees generally vest over a period of four to five years. Stock awards granted to employees generally vest over a period of three to five years for service based awards. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of shareholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises will be funded with the issuance of new shares.

Stock-Based Compensation Expense

We measure and record stock-based compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method. During the thirteen weeks ended May 1, 2011 and May 2, 2010, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $5,227,000 and $8,756,000, respectively.

Stock Options

The following table summarizes our stock option activity during the thirteen weeks ended May 1, 2011:

Shares
Balance at January 30, 2011	1,367,629
Granted	0
Exercised	(254,848)
Canceled	(700)
Balance at May 1, 2011 (100% vested)	1,112,081

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the thirteen weeks ended May 1, 2011:

Shares
Balance at January 30, 2011	3,429,200
Granted	1,374,255
Converted	(309,615)
Canceled	(81,890)
Balance at May 1, 2011	4,411,950
Vested at May 1, 2011	1,065,869
Vested plus expected to vest at May 1, 2011	3,766,202

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirteen weeks ended May 1, 2011:

Shares
Balance at January 30, 2011	2,050,898
Granted	535,840
Released	(238,816)
Canceled	(31,472)
Balance at May 1, 2011	2,316,450
Vested plus expected to vest at May 1, 2011	1,827,745

NOTE D. COMPREHENSIVE INCOME

Comprehensive income for the thirteen weeks ended May 1, 2011 and May 2, 2010 was as follows:

	Thirteen Weeks Ended
Dollars in thousands	May 1, 2011	May 2, 2010
Net earnings	$31,615	$19,538
Other comprehensive income
Foreign currency translation adjustment	2,387	1,693
Comprehensive income	$34,002	$21,231

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended May 1, 2011
Basic	$31,615	104,918	$0.30
Effect of dilutive stock-based awards		2,265
Diluted	$31,615	107,183	$0.29
Thirteen weeks ended May 2, 2010
Basic	$19,538	107,129	$0.18
Effect of dilutive stock-based awards		2,510
Diluted	$19,538	109,639	$0.18

Stock-based awards of 2,209,000 and 3,135,000 for the thirteen weeks ended May 1, 2011 and May 2, 2010, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

During the thirteen weeks ended May 1, 2011, we recorded expense of approximately $1,522,000 associated with asset impairment and early lease termination charges for underperforming retail stores, all of which is recorded within selling, general and administrative expenses.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Direct-to- Customer	Retail	Unallocated	Total
Thirteen weeks ended May 1, 2011
Net revenues[1]	$344,121	$426,704	$0	$770,825
Depreciation and amortization expense	5,112	19,610	8,156	32,878
Earnings (loss) before income taxes[2]	74,914	30,479	(53,694)	51,699
Assets[3]	294,304	867,071	835,376	1,996,751
Capital expenditures	4,354	6,863	11,019	22,236
Thirteen weeks ended May 2, 2010
Net revenues[1]	$305,857	$411,780	$0	$717,637
Depreciation and amortization expense	5,384	26,072	7,546	39,002
Earnings (loss) before income taxes[2,4]	68,611	22,580	(58,858)	32,333
Assets[3]	265,736	906,268	824,756	1,996,760
Capital expenditures	3,756	7,934	5,741	17,431

[1]	Includes net revenues in the retail channel of approximately $26.3 million and $20.4 million for the thirteen weeks ended May 1, 2011 and May 2, 2010, respectively, related to our foreign operations.
[2]

Includes expenses in the retail channel of approximately $1.5 million and $6.0 million for the thirteen weeks ended May 1, 2011 and May 2, 2010, respectively, related to asset impairment and early lease termination charges for underperforming retail stores.

[3]	Includes $27.2 million and $30.0 million of long-term assets as of May 1, 2011 and May 2, 2010, respectively, related to our foreign operations.
[4]	Unallocated costs before income taxes includes $3.3 million related to the retirement of our former Chairman of the Board and Chief Executive Officer.

NOTE H. MEMPHIS-BASED DISTRIBUTION FACILITY

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of the estate of W. Howard Lester (“Mr. Lester”), our former Chairman of the Board of Directors and Chief Executive Officer, and the estate of James A. McMahan, a former Director Emeritus and significant shareholder. Partnership 1 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties. The terms of the lease automatically renewed until the bonds were fully repaid in December 2010. We are currently operating the distribution center on a month-to-month lease.

Our other Memphis-based distribution facility includes an operating lease entered into in August 1990 for another distribution facility that is adjoined to the Partnership 1 facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 2”) comprised of the estate of Mr. Lester, the estate of James A. McMahan and two unrelated parties. Partnership 2 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties. The term of the lease automatically renews on an annual basis until these bonds are fully repaid in August 2015.

Prior to December 2010, the two partnerships described above qualified as variable interest entities and were consolidated by us due to their related party relationship and our obligation to renew the leases until the bonds were fully repaid. As of December 2010, however, the bonds on the distribution center leased from Partnership 1 were fully repaid and, accordingly, this facility is no longer consolidated by us. As such, as of May 1, 2011, our consolidated balance sheet includes $12,304,000 in assets (primarily buildings), $8,338,000 in debt and $3,966,000 in other long-term liabilities related solely to the consolidation of the Partnership 2 distribution facility.

NOTE I. RELATED PARTY TRANSACTION

On May 16, 2008, we entered into an Aircraft Lease Agreement (the “Lease Agreement”) with a limited liability company (the “LLC”) owned by Mr. Lester for use of a Bombardier Global 5000 aircraft owned by the LLC. Under the terms of the Lease Agreement, in exchange for use of the aircraft, we were required to pay the LLC $375,000 for each of the 36 months of the lease term through May 2011. We were also responsible for all use-related costs associated with the aircraft, including fixed costs such as crew salaries and benefits, insurance and hangar costs, and all direct operating costs.

In conjunction with a retirement and consulting agreement entered into between us and Mr. Lester on January 25, 2010, Mr. Lester agreed to give us an option to purchase this aircraft at the end of the lease term for its then estimated fair value of $32,000,000. On January 3, 2011, we provided the LLC with notice under the agreement of our intent to exercise our option to purchase the aircraft at the end of the lease term. Immediately prior to the end of the lease term, we assigned our rights to purchase the aircraft to Wells Fargo Equipment Finance, Inc. (“Wells Fargo”). We then entered into a Master Lease Agreement (the “Master Lease”) with Wells Fargo to lease the aircraft. The Master Lease has a commencement date of May 16, 2011, a term of 10 years and will be recorded as an operating lease.

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

NOTE K. STOCK REPURCHASE PROGRAM

In January 2011, our Board of Directors authorized a stock repurchase program to purchase up to $125,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. During the quarter, we repurchased 760,226 shares under this program at a weighted average cost of $41.11 per share and a total cost of approximately $31,250,000. There remains an aggregate of approximately $93,750,000 available for repurchases under this stock repurchase program.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our expectations regarding the overall economic characteristics of each of our major concepts within each reportable segment; our beliefs regarding the resolution of current lawsuits, claims and proceedings; the expansion of our international business, including expectations regarding the opening of additional franchised stores; our expectations regarding launching international e-commerce sites; our plans to gain market share and attract new customers to our brands; our plans to improve profitability, including implementing new efficiencies in our worldwide supply chain, increasing traffic and higher sales in our retail stores and continuing to expand e-commerce; our projected earnings, revenues and sales; our stock repurchase program; the future payment of dividends; our expected effective tax rate and the variability in our quarterly tax rates; our plans for using our cash resources; our compliance with our bank covenants; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our planned investments and purchases; our estimates and assumptions in preparing our condensed consolidated financial statements; our beliefs regarding seasonal patterns associated with the retail and direct-to-customer industries; our plans to enter into foreign currency contracts; our beliefs regarding helpful indicators of suitable store locations; the fluctuation of comparable store sales; the implementation of certain new processes that may subject us to additional regulations and laws; our beliefs regarding the public guidance we provide to investors and shareholders; and our belief that our available cash, cash equivalents and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable terminology.

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

OVERVIEW

We are a specialty retailer of products for the home. The direct-to-customer segment of our business sells our products through our six direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, and West Elm) and six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com). The retail segment of our business sells similar products through our four retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, and West Elm). Based on their contribution to our net revenues, the core brands in both the direct-to-customer and retail channels are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cooking and entertaining essentials; and Pottery Barn Kids, which sells stylish children’s furnishings.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended May 1, 2011 (“first quarter of fiscal 2011”), as compared to the thirteen weeks ended May 2, 2010 (“first quarter of fiscal 2010”), should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

First Quarter of Fiscal 2011 Financial Results

The first quarter was another strong quarter for us. Net revenues increased 7.4% (including a 9.0% increase in comparable brand revenues) and diluted earnings per share increased 61.1% to $0.29 per share. These results were driven by an innovative merchandise assortment, highly targeted multi-channel marketing initiatives, including higher promotional activity, and a superior customer experience.

Direct-to-customer net revenues in the first quarter of fiscal 2011 increased $38,264,000, or 12.5%, compared to the first quarter of fiscal 2010. This increase was driven by growth in the Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma brands. In Internet, our fastest growing channel, net revenues increased 20.8% to $289,808,000 in the first quarter of fiscal 2011 compared to $239,988,000 in the first quarter of fiscal 2010 and now represents 84.2% of direct-to-customer net revenues as compared to 78.5% in the first quarter of fiscal 2010.

Retail net revenues in the first quarter of fiscal 2011 increased $14,924,000, or 3.6%, compared to the first quarter of fiscal 2010. This increase was driven by growth in the West Elm, Pottery Barn and Williams-Sonoma brands, primarily due to a comparable store sales increase of 6.7%, partially offset by a 4.3% year-over-year reduction in retail leased square footage, including 21 net fewer stores.

In our core brands, comparable brand revenues increased 7.1%. Pottery Barn Kids saw the greatest increase, followed by Pottery Barn and Williams-Sonoma. In Pottery Barn Kids, net revenues increased 9.9% and comparable brand revenues increased 10.9% with particularly strong growth in e-commerce. This increase was driven by seasonal product introductions, strategically planned promotions and registry momentum across all key categories. In Pottery Barn, net revenues increased 6.2% and comparable brand revenues increased 7.9% with e-commerce continuing to grow as a percentage of the total. Highly successful on-line customer acquisition initiatives combined with a superior customer experience across all channels drove these results. In Williams-Sonoma, net revenues increased 3.4% and comparable brand revenues increased 3.1% driven by new product introductions, a traffic generating promotional calendar and our new shipping program, “Williams-Sonoma Reserve.”

In our emerging brands, West Elm and PBteen, comparable brand revenues increased 21.6%. In West Elm, net revenues increased 26.2%. All key product categories delivered positive growth during the quarter as new product introductions, a substantially enhanced value proposition and a highly impactful multi-channel marketing strategy drove these results. In PBteen, net revenues increased 7.5%, driven by new product introductions, primarily in furniture and decorative accessories, planned promotions and increased web traffic.

First Quarter of Fiscal 2011 Operational Results

During the first quarter of fiscal 2011, we continued to invest in our key growth initiatives including increasing our penetration in e-commerce, expanding the reach of the West Elm brand and extending our international presence.

In e-commerce, net revenues increased 20.8% to 37.6% of total company net revenues as web traffic reached a new quarterly high. Several key initiatives drove these strong results including the ongoing optimization of natural search and the improved relevance of event triggered marketing.

In international, two new franchised stores were opened in Saudi Arabia, for a total of eight franchised stores in Dubai, Kuwait and Saudi Arabia. These franchised stores continue to exceed our expectations and we expect five additional franchised stores in the back half of the year will be opened. We also launched our first international e-commerce site in PBteen and expect that all remaining international e-commerce sites will be launched during the second quarter of fiscal 2011. In addition, we began the on-boarding of our new international leadership team and are now aggressively exploring our opportunities for retail expansion in other regions of the world.

Additionally during the quarter, across all brands and all channels, we continued to focus on enhancing the customer experience. We launched a new professional chef’s program; introduced several new on-line community activities; and streamlined website usability. We also expanded our retail clienteling and in-store event programs. Each of these initiatives is allowing us to attract new customers to our brands and take our existing customer relationships to a new level.

In our supply chain, we are continuing to see ongoing customer service and cost reduction benefits from our distribution, transportation, packaging and upholstered furniture initiatives. These initiatives include: optimizing our inbound and outbound packaging costs; streamlining our southeast home furniture delivery operations; and leveraging our expanded in-country sourcing operations in Asia.

Fiscal 2011

For fiscal 2011, our focus remains on gaining market share and improving profitability.

To gain market share, we will continue to attract new customers to our brands through: creative, innovative and relevant product offerings, including exclusive Internet assortments; increased investment in e-commerce; highly targeted multi-channel marketing, including the expansion of our in-store clienteling services; and the expansion of our brands into new categories, new markets and new geographies.

To improve profitability in fiscal 2011, we plan to implement new efficiencies in our worldwide supply chain; drive increased traffic and higher sales per square foot in our retail stores by reinventing the customer experience; and continue to expand e-commerce.

As a result, we expect net revenues to increase in the range of 4% to 6%, comparable brand revenue growth of 6% to 8% and diluted earnings per share to increase to a range of $2.11 to $2.19 versus $1.83 last year. Also, during fiscal 2011, we expect to return nearly $200,000,000 to shareholders through dividends and share repurchases.

We are excited about fiscal 2011 and the opportunities that we see for our brands and remain committed to executing against our initiatives.

Results of Operations

NET REVENUES

Net revenues consist of direct-to-customer revenues and retail revenues. Direct-to-customer revenues include sales of merchandise to customers through our catalogs and the Internet, as well as shipping fees. Retail revenues include sales of merchandise to customers at our retail stores, as well as shipping fees on any retail products shipped to our customers’ homes. Shipping fees consist of revenue received from customers for delivery of merchandise to their homes. Revenues are presented net of sales returns and other discounts.

The following table summarizes our net revenues for the first quarter of fiscal 2011 and the first quarter of fiscal 2010:

	Thirteen Weeks Ended
Dollars in thousands	May 1, 2011	% Total	May 2, 2010	% Total
Direct-to-customer revenues	$344,121	44.6%	$305,857	42.6%
Retail revenues	426,704	55.4%	411,780	57.4%
Net revenues	$770,825	100.0%	$717,637	100.0%

Net revenues in the first quarter of fiscal 2011 increased by $53,188,000 or 7.4%, compared to the first quarter of fiscal 2010. This increase was driven by growth in the Pottery Barn, West Elm and Pottery Barn Kids brands. Comparable brand revenue increased 9.0% in the first quarter of fiscal 2011, including growth of 20.8% in our Internet revenues (primarily driven by increased Internet advertising) and a 6.7% increase in our comparable store sales. This increase was partially offset by a 4.3% year-over-year reduction in retail leased square footage, including 21 net fewer stores.

Comparable Brand Revenue Growth

We have redefined our brand-level retail comparable stores sales growth metric at the brand and total company levels and have defined this metric as Comparable Brand Revenue Growth. Comparable brand revenue growth includes retail comparable store sales and direct-to-customer sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Outlet comparable store net revenues are also included in their respective brands. Sales related to our international franchisee stores have been excluded as these stores are not operated by us.

Comparable stores are defined as permanent stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days.

Percentages represent growth in comparable brand revenue compared to the same period in the prior year.

	Thirteen Weeks Ended
Comparable brand revenue growth	May 1, 2011	May 2, 2010
Pottery Barn	7.9%	23.7%
Williams-Sonoma	3.1%	7.2%
Pottery Barn Kids	10.9%	24.3%
West Elm	31.1%	10.1%
PBteen	7.5%	21.7%
Total	9.0%	18.1%

DIRECT-TO-CUSTOMER REVENUES

	Thirteen Weeks Ended
Dollars in thousands	May 1, 2011		May 2, 2010
Direct-to-customer revenues	$344,121		$305,857
Direct-to-customer revenue growth	12.5%		20.3%
Internet revenue growth	20.8%		23.6%
Internet revenues as a percent of direct-to-customer revenues	84.2%		78.5%
Percent decrease in number of catalogs circulated	(1.7%	)	(2.7%	)
Percent increase (decrease) in number of pages circulated	1.1%		(4.0%	)

Direct-to-customer net revenues in the first quarter of fiscal 2011 increased $38,264,000, or 12.5%, compared to the first quarter of fiscal 2010. This increase was driven by growth in the Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma brands. In Internet, our fastest growing channel, net revenues increased 20.8% to $289,808,000 in the first quarter of fiscal 2011 compared to $239,988,000 in the first quarter of fiscal 2010 and now represents 84.2% of direct-to-customer net revenues as compared to 78.5% in the first quarter of fiscal 2010.

RETAIL REVENUES AND OTHER DATA

	Thirteen Weeks Ended
Dollars in thousands	May 1, 2011	May 2, 2010
Retail revenues	$426,704	$411,780
Retail revenue growth	3.6%	15.2%
Comparable store sales growth	6.7%	17.0%
Number of stores - beginning of period	592	610
Number of new stores	-	3
Number of new stores due to remodeling[1]	5	4
Number of closed stores due to remodeling[1]	(3)	(2)
Number of permanently closed stores	(5)	(5)
Number of stores - end of period	589	610
Store selling square footage at period-end	3,576,000	3,754,000
Store leased square footage (“LSF”) at period-end	5,805,000	6,066,000

[1]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the period due to square footage expansion, store modification or relocation.

	Store Count						Avg. LSF Per Store
	January 30, 2011	Reclass[1]	Openings	Closings	May 1, 2011	May 2, 2010	May 1, 2011[1]	May 2, 2010
Williams-Sonoma	260	8	2	(2)	268	259	6,500	6,300
Pottery Barn	193	10	3	(5)	201	199	13,800	13,000
Pottery Barn Kids	85	-	-	-	85	85	8,200	8,100
West Elm	36	-	-	(1)	35	37	17,200	17,000
Williams-Sonoma Home	-	-	-	-	-	11	-	13,200
Outlets[1]	18	(18)	-	-	-	19	-	19,100
Total	592	-	5	(8)	589	610	9,900	9,900

[1]	Beginning in fiscal 2011, Outlet stores and their leased square footage have been reclassified into their respective brands.

Retail net revenues in the first quarter of fiscal 2011 increased $14,924,000, or 3.6%, compared to the first quarter of fiscal 2010. This increase was driven by growth in the West Elm, Pottery Barn and Williams-Sonoma brands, primarily due to a comparable store sales increase of 6.7%, partially offset by a 4.3% year-over-year reduction in retail leased square footage, including 21 net fewer stores.

COST OF GOODS SOLD

	Thirteen Weeks Ended
Dollars in thousands	May 1, 2011	% Net Revenues	May 2, 2010	% Net Revenues
Cost of goods sold[1]	$474,942	61.6%	$447,079	62.3%

[1]	Includes total occupancy expenses of $124,636,000 and $125,140,000 for the first quarter of fiscal 2011 and the first quarter of fiscal 2010, respectively.

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

First Quarter of Fiscal 2011 vs. First Quarter of Fiscal 2010

Cost of goods sold increased by $27,863,000, or 6.2%, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. Cost of goods sold as a percentage of net revenues decreased to 61.6% in the first quarter of fiscal 2011 from 62.3% in the first quarter of fiscal 2010 (including expense of approximately $458,000 for charges associated with our underperforming retail stores in the first quarter of fiscal 2010). This decrease was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues, partially offset by higher promotional activity compared to last year, including shipping fees, and the impact of international franchise operations.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 60 basis points in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. This increase as a percentage of net revenues was primarily driven by higher promotional activity compared to last year, including shipping fees, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues.

In the retail channel, cost of goods sold as a percentage of net revenues decreased 90 basis points in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. This decrease as a percentage of net revenues was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues. This improvement was partially offset by higher promotional activity compared to last year and the impact of international franchise operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended
Dollars in thousands	May 1, 2011	% Net Revenues	May 2, 2010	% Net Revenues
Selling, general and administrative expenses	$244,183	31.7%	$238,097	33.2%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution warehouses, customer care centers, supply chain operations (buying, receiving and inspection), and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.

We experience differing employment and advertising costs as a percentage of net revenues within the retail and direct-to-customer channels due to their distinct distribution and marketing strategies. Store employment costs represent a greater percentage of retail net revenues than employment costs as a percentage of net revenues within the direct-to-customer channel. However, advertising expenses are higher within the direct-to-customer channel than in the retail channel.

First Quarter of Fiscal 2011 vs. First Quarter of Fiscal 2010

Selling, general and administrative expenses increased by $6,086,000, or 2.6%, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. Including expense of approximately $1,522,000 from asset impairment and early lease termination charges for underperforming retail stores, selling, general and administrative expenses as a percentage of net revenues decreased to 31.7% in the first quarter of fiscal 2011 from 33.2% in the first quarter of fiscal 2010 (which included $5,579,000 from asset impairment and early lease termination charges for underperforming retail stores and $3,347,000 associated with the retirement of our former Chairman and Chief Executive Officer). This decrease as a percentage of net revenues was primarily driven by a reduction in year-over-year asset impairment and early lease termination charges for underperforming retail stores, lower incentive compensation costs, fiscal 2010 expenses associated with the retirement of our former Chairman and Chief Executive Officer that did not recur in fiscal 2011 and a decrease in other general expenses. This decrease was partially offset by a higher proportion of net revenues being generated in the direct-to-customer channel, which incurs advertising expenses at a higher rate than the retail channel.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues increased 10 basis points in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. This increase as a percentage of net revenues was primarily driven by an increase in employment costs, partially offset by a decrease in other general expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 70 basis points in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. This decrease was primarily driven by a reduction in asset impairment and early lease termination charges for underperforming retail stores, partially offset by an increase in employment costs.

INCOME TAXES

The effective rate was 38.8% for the first quarter of fiscal 2011 and 39.6% for the first quarter of fiscal 2010.

We expect the effective tax rate to be in the range of 37% to 39% in fiscal 2011. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates due to volatility in earnings in addition to taxable events that occur and exposures that are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of May 1, 2011, we held $471,023,000 in cash and cash equivalent funds, the majority of which are held in money market funds and highly liquid U.S. Treasury bills. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2011, we plan to use our cash resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, purchases of property and equipment, stock repurchases and dividend payments. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to March 23, 2015, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During the thirteen weeks ended May 1, 2011 and May 2, 2010, respectively, we had no borrowings under the credit facility, and no amounts were outstanding as of May 1, 2011 or May 2, 2010. Additionally, as of May 1, 2011, $9,420,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Further, as of May 1, 2011, we had three unsecured letter of credit reimbursement facilities for a total of $90,000,000, of which an aggregate of $20,546,000 was outstanding as of May 1, 2011. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our bank covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2011. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

For the first quarter of fiscal 2011, net cash used in operating activities was $91,303,000 compared to net cash used in operating activities of $70,306,000 for the first quarter of fiscal 2010. For the first quarter of fiscal 2011, net cash used in operating activities was primarily attributable to a decrease in accrued salaries, benefits and other expenses and accounts payable due to the timing of expenditures, as well as a decrease in income taxes payable due to the payment of income taxes. This represents an increase compared to the first quarter of fiscal 2010 primarily due to a decrease in accrued salaries, benefits and other expenses and accounts payable, as well as an increase in merchandise inventories.

For the first quarter of fiscal 2011, net cash used in investing activities was $22,213,000 compared to net cash used in investing activities of $29,908,000 for the first quarter of fiscal 2010. For the first quarter of fiscal 2011, net cash used in investing activities was primarily attributable to purchases of property and equipment of $22,236,000, comprised of $13,341,000 for systems development projects (including e-commerce websites), $6,285,000 for stores and $2,610,000 for distribution, facility infrastructure and other projects. This represents a decrease compared to the first quarter of fiscal 2010 due to restricted cash deposits in the first quarter of fiscal 2010 that did not recur in fiscal 2011, partially offset by an increase in the purchase of property and equipment during the first quarter of fiscal 2011.

For fiscal 2011, we anticipate investing $135,000,000 to $150,000,000 in the purchase of property and equipment, primarily for the construction of 8 new stores and 6 remodeled or expanded stores, systems development projects (including e-commerce websites), and distribution, facility infrastructure and other projects.

For the first quarter of fiscal 2011, net cash used in financing activities was $45,048,000 compared to net cash used in financing activities of $8,893,000 for the first quarter of fiscal 2010. For the first quarter of fiscal 2011, net cash used in financing activities was primarily attributable to the repurchase of common stock and the payment of dividends. This represents an increase compared to the first quarter of fiscal 2010 primarily due to the repurchase of common stock.

Stock Repurchase Program

In January 2011, our Board of Directors authorized a stock repurchase program to purchase up to $125,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. During the quarter, we repurchased 760,226 shares under this program at a weighted average cost of $41.11 per share and a total cost of approximately $31,250,000. There remains an aggregate of approximately $93,750,000 available for repurchases under this stock repurchase program.

The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Dividend Policy

In March 2011, our Board of Directors authorized an increase in our quarterly cash dividend from $0.15 to $0.17 per common share. The indicated annual cash dividend, subject to capital availability, is $0.68 per common share, or approximately $71,000,000. Our quarterly cash dividend may be limited or terminated at any time.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2011, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 30, 2011.

Impact of Inflation

The impact of inflation on results of operations was not significant for the first quarter of fiscal 2011 or fiscal 2010.

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

Interest Rate Risk

As of May 1, 2011, our line of credit facility was the only instrument we held with a variable interest rate which could, if drawn upon, subject us to risks associated with changes in that interest rate. As of May 1, 2011, there were no amounts outstanding under our credit facility. If the interest rate on this existing variable rate debt instrument rose 10%, our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as short-term cash and cash equivalents, which are also affected by changes in market interest rates. As of May 1, 2011, our investments, made primarily in money market funds and highly liquid U.S. Treasury bills, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars, however, only approximately 3% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during the first quarter of fiscal 2011 and the first quarter of fiscal 2010. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, as of May 1, 2011, we have 16 retail stores in Canada and limited operations in Europe and Asia, each of which exposes us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during the first quarter of fiscal 2011 or the first quarter of fiscal 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 1, 2011, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our financial performance is subject to changes in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may deteriorate significantly, and could remain depressed for an extended period of time. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected, unemployment rates increase or there is economic uncertainty. The recent uncertain economic environment could cause our vendors to go out of business or our banks to discontinue lending to us or our vendors, or it could cause us to undergo additional restructurings, any of which would adversely impact our business and operating results.

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

Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We have no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which it sells to us, discontinue selling to us, or go out of business at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of our merchandise, which could negatively affect our business and operating results.

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

In addition, we are subject to certain risks, including risks related to the availability of raw materials, labor disputes, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, general economic and political conditions and regulations to address climate change that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an increase in our routine litigation costs. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a recall, which could damage our reputation and brands, and harm our business. Recently enacted legislation has given the U.S. Consumer Product Safety Commission increased regulatory and enforcement power, particularly with regard to children’s safety, among other areas. As a result, companies like ours may be subject to more product recalls and incur higher recall-related expenses. Any recalls or other safety issues could harm our brands’ images and negatively affect our business and operating results.

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

Declines in our comparable brand revenue may harm our operating results and cause a decline in the market price of our common stock.

Various factors affect comparable store sales within our comparable brand revenue metric, including the number, size and location of stores we open, close, remodel or expand in any period, the overall economic and general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation and in our direct-to-customer business and fluctuations in foreign exchange rates. Among other things, weather conditions can affect comparable store sales because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable store sales results to differ materially from prior periods and from earnings guidance we have provided. For example, the overall economic and general retail sales environment, as well as local and global economic conditions, has caused a significant decline in our comparable store sales results in the recent past.

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

We have in the past and may in the future introduce new brands and brand extensions, or reposition or close existing brands. Our newest brands – West Elm and PBteen – and any other new brands, may not grow as we project and plan for. Further, if we devote time and resources to new brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, or to reposition brands, in a manner that improves our overall business and operating results and may therefore be forced to close the brands.

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

Our efforts to expand internationally through franchising and other arrangements may not be successful and could negatively impact the value of our brands.

We are currently evaluating several opportunities to grow our business through international expansion. In fiscal 2009, we entered into a franchise agreement with the M.H. Alshaya Company (“M.H. Alshaya”), an unaffiliated franchisee to operate stores in the Middle East. Under this agreement, M.H. Alshaya operates stores that sell goods purchased from us under our brand names. We had no prior experience operating through these types of third party arrangements, and this arrangement may not be successful. The administration of this relationship may divert management attention and require more resources than we expect. While this relationship has to date been a small part of our business, we plan to continue to increase the number of stores and countries in which these franchises operate as part of our efforts to expand internationally. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of M.H. Alshaya to meet its projections regarding store openings and sales. Moreover, while the agreement we have entered into may provide us with certain termination rights, to the extent that M.H. Alshaya does not operate its stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with this franchise agreement, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable laws or regulations could have an adverse effect on our results of operations.

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

In January 2011, our Board of Directors authorized the repurchase of up to $125,000,000 of our common stock. In addition, in March 2011, our Board of Directors authorized an increase in our quarterly cash dividend from $0.15 to $0.17 per common share. The indicated annual cash dividend, subject to capital availability, is approximately $71,000,000. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of May 1, 2011 with respect to shares of common stock we repurchased during the first quarter of fiscal 2011.

Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
January 31, 2011 to February 27, 2011	-	-	-	$ 125,000,000
February 28, 2011 to March 27, 2011	160,714	$ 38.89	160,714	$ 118,750,000
March 28, 2011 to May 1, 2011	599,512	$ 41.70	599,512	$ 93,750,000
Total	760,226	$ 41.11	760,226	$ 93,750,000

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam
Executive Vice President,
Chief Operating and Chief Financial Officer

Date: June 10, 2011