Form 10-Q
period 2011-07-31
WILLIAMS SONOMA INC
filed 2011-09-09
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011.

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

As of August 28, 2011, 103,678,962 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	July 31, 2011	January 30, 2011	August 1, 2010
ASSETS
Current assets
Cash and cash equivalents	$424,634	$628,403	$404,037
Restricted cash	14,721	12,512	12,502
Accounts receivable, net	51,406	41,565	37,888
Merchandise inventories, net	556,628	513,381	518,623
Prepaid catalog expenses	41,663	36,825	41,798
Prepaid expenses	39,697	21,120	42,165
Deferred income taxes	85,690	85,612	92,241
Other assets	7,626	8,176	7,718
Total current assets	1,222,065	1,347,594	1,156,972
Property and equipment, net	735,129	730,556	771,635
Non-current deferred income taxes	32,381	32,646	52,129
Other assets, net	20,549	20,966	14,757
Total assets	$2,010,124	$2,131,762	$1,995,493
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$196,843	$227,963	$184,135
Accrued salaries, benefits and other	78,488	122,440	83,188
Customer deposits	191,889	192,450	190,347
Income taxes payable	13,190	41,997	17,507
Current portion of long-term debt	1,542	1,542	1,714
Other liabilities	25,731	25,324	25,279
Total current liabilities	507,683	611,716	502,170
Deferred rent and lease incentives	195,691	202,135	221,086
Long-term debt	7,064	7,130	7,197
Other long-term obligations	49,499	51,918	58,383
Total liabilities	759,937	872,899	788,836
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 103,992, 104,888 and 106,483 shares at July 31, 2011, January 30, 2011 and August 1, 2010, respectively	1,040	1,049	1,065
Additional paid-in capital	478,024	466,885	462,106
Retained earnings	755,672	777,939	732,290
Accumulated other comprehensive income	15,451	12,990	11,196
Total shareholders’ equity	1,250,187	1,258,863	1,206,657
Total liabilities and shareholders’ equity	$2,010,124	$2,131,762	$1,995,493

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars and shares in thousands, except per share amounts	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net revenues	$814,750	$775,554	$1,585,575	$1,493,191
Cost of goods sold	506,029	488,827	980,971	935,906
Gross margin	308,721	286,727	604,604	557,285
Selling, general and administrative expenses	244,636	235,530	488,819	473,627
Interest expense, net	69	123	70	251
Earnings before income taxes	64,016	51,074	115,715	83,407
Income tax expense	24,707	20,315	44,791	33,110
Net earnings	$39,309	$30,759	$70,924	$50,297
Basic earnings per share	$0.38	$0.29	$0.68	$0.47
Diluted earnings per share	$0.37	$0.28	$0.66	$0.46
Shares used in calculation of earnings per share:
Basic	104,467	107,668	104,795	107,370
Diluted	106,766	110,224	107,071	109,895

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
Dollars in thousands	July 31, 2011	August 1, 2010
Cash flows from operating activities:
Net earnings	$70,924	$50,297
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	65,899	73,882
(Gain)/loss on sale/disposal of assets	646	(2,033)
Impairment of assets	172	2,032
Amortization of deferred lease incentives	(13,999)	(19,709)
Deferred income taxes	(4,830)	(6,327)
Tax benefit from exercise of stock-based awards	5,865	8,011
Stock-based compensation expense	12,256	15,269
Changes in:
Accounts receivable	(9,048)	6,345
Merchandise inventories	(42,669)	(52,160)
Prepaid catalog expenses	(4,839)	(9,021)
Prepaid expenses and other assets	(17,262)	(17,952)
Accounts payable	(42,240)	(2,561)
Accrued salaries, benefits and other current and long-term liabilities	(46,523)	(18,710)
Customer deposits	(846)	(4,991)
Deferred rent and lease incentives	7,648	(743)
Income taxes payable	(28,885)	(30,740)
Net cash used in operating activities	(47,731)	(9,111)
Cash flows from investing activities:
Purchases of property and equipment	(62,525)	(30,889)
Restricted cash deposits	(2,209)	(12,502)
Proceeds from sale of assets	41	10,715
Other	(200)	0
Net cash used in investing activities	(64,893)	(32,676)
Cash flows from financing activities:
Repayments of long-term obligations	(66)	(1,348)
Net proceeds from exercise of stock-based awards	7,412	9,573
Tax withholdings related to stock-based awards	(8,181)	(11,024)
Excess tax benefit from exercise of stock-based awards	4,821	5,992
Payment of dividends	(33,617)	(27,023)
Repurchase of common stock	(62,496)	(44,306)
Other	(20)	0
Net cash used in financing activities	(92,147)	(68,136)
Effect of exchange rates on cash and cash equivalents	1,002	17
Net decrease in cash and cash equivalents	(203,769)	(109,906)
Cash and cash equivalents at beginning of period	628,403	513,943
Cash and cash equivalents at end of period	$424,634	$404,037

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Twenty-Six Weeks Ended July 31, 2011 and August 1, 2010

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of July 31, 2011 and August 1, 2010, the condensed consolidated statements of earnings for the thirteen and twenty-six weeks then ended and the condensed consolidated statements of cash flows for the twenty-six weeks then ended have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of January 30, 2011, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2011.

The results of operations for the thirteen and twenty-six weeks ended July 31, 2011 are not necessarily indicative of the operating results of the full year.

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

NOTE B. BORROWING ARRANGEMENTS

Credit Facility

We have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to March 23, 2015, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense “EBITDAR”), and covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries that have guaranteed the credit facility to pay the full amount of our obligations under the credit facility. As of July 31, 2011, we were in compliance with our financial covenants under the credit facility and, based on current projections, we expect to be in compliance throughout fiscal 2011. The credit facility matures on September 23, 2015, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During the thirteen and twenty-six weeks ended July 31, 2011 and August 1, 2010, we had no borrowings under the credit facility, and no amounts were outstanding as of July 31, 2011 or August 1, 2010. Additionally, as of July 31, 2011, $9,420,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

As of July 31, 2011, we had three unsecured letter of credit reimbursement facilities for a total of $90,000,000. On September 2, 2011, we renewed the three unsecured commercial letter of credit reimbursement facilities, each of which matures on August 31, 2012. The letter of credit facilities contain covenants and provide for events of default that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of July 31, 2011, an aggregate of $30,184,000 was outstanding under the letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is now January 28, 2013.

Long-Term Debt

As of July 31, 2011, we had $8,606,000 of long-term debt obligations, consisting primarily of the bond-related debt associated with one of our Memphis-based distribution facilities, which accrues interest based on a variable rate. As of July 31, 2011, the carrying value of our long-term debt approximates fair value.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

On May 25, 2011, our shareholders approved an amendment and restatement of our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) to, among other things, increase the shares issuable by 7,300,000 shares and extend the term to 2021. The Plan provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 25,759,903 shares. As of July 31, 2011, there were 9,112,108 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of seven years. Incentive stock options that may be issued to 10% shareholders, however, have a maximum term of five years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date or not less than 110% of such closing price for an incentive stock option granted to a 10% shareholder. Option awards granted to employees generally vest over a period of four to five years. Stock awards granted to employees generally vest over a period of three to five years for service based awards. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of shareholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises will be funded with the issuance of new shares.

Stock-Based Compensation Expense

We measure and record stock-based compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method. During the thirteen and twenty-six weeks ended July 31, 2011, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $7,029,000 and $12,256,000, respectively. During the thirteen and twenty-six weeks ended August 1, 2010, we recognized total stock-based compensation expense of $6,513,000 and $15,269,000, respectively (including stock-based compensation expense of approximately $815,000 and $4,042,000, respectively, associated with the retirement of our former Chairman and Chief Executive Officer).

Stock Options

The following table summarizes our stock option activity during the twenty-six weeks ended July 31, 2011:

Shares
Balance at January 30, 2011	1,367,629
Granted	0
Exercised	(336,158)
Canceled	(700)
Balance at July 31, 2011 (100% vested)	1,030,771

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the twenty-six weeks ended July 31, 2011:

Shares
Balance at January 30, 2011	3,429,200
Granted	1,387,460
Converted	(372,365)
Canceled	(155,705)
Balance at July 31, 2011	4,288,590
Vested at July 31, 2011	1,004,079
Vested plus expected to vest at July 31, 2011	3,780,800

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the twenty-six weeks ended July 31, 2011:

Shares
Balance at January 30, 2011	2,050,898
Granted	589,933
Released	(266,096)
Canceled	(81,741)
Balance at July 31, 2011	2,292,994
Vested plus expected to vest at July 31, 2011	1,904,731

NOTE D. COMPREHENSIVE INCOME

Comprehensive income for the thirteen and twenty-six weeks ended July 31, 2011 and August 1, 2010 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net earnings	$39,309	$30,759	$70,924	$50,297
Other comprehensive income
Foreign currency translation adjustment	73	(885)	2,460	807
Comprehensive income	$39,382	$29,874	$73,384	$51,104

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended July 31, 2011
Basic	$39,309	104,467	$0.38
Effect of dilutive stock-based awards		2,299
Diluted	$39,309	106,766	$0.37
Thirteen weeks ended August 1, 2010
Basic	$30,759	107,668	$0.29
Effect of dilutive stock-based awards		2,556
Diluted	$30,759	110,224	$0.28
Twenty-six weeks ended July 31, 2011
Basic	$70,924	104,795	$0.68
Effect of dilutive stock-based awards		2,276
Diluted	$70,924	107,071	$0.66
Twenty-six weeks ended August 1, 2010
Basic	$50,297	107,370	$0.47
Effect of dilutive stock-based awards		2,525
Diluted	$50,297	109,895	$0.46

Stock-based awards of 1,530,000 and 1,995,000 for the thirteen weeks ended and 1,697,000 and 2,008,000 for the twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

During the thirteen and twenty-six weeks ended July 31, 2011, we recorded expense of approximately $787,000 (of which $518,000 is recorded within selling, general and administrative expenses and the remainder within cost of goods sold) and $2,309,000 (of which $2,040,000 is recorded within selling, general and administrative expenses and the remainder within cost of goods sold), respectively, associated with asset impairment and early lease termination charges for underperforming retail stores.

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

NOTE G. SEGMENT REPORTING

We have two reportable segments, direct-to-customer and retail. The direct-to-customer segment has six merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm and Williams-Sonoma Home) and sells our products through our six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com) and six direct mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen and West Elm). The retail segment has four merchandising concepts which sell products for the home (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and West Elm). The four retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. Management’s expectation is that the overall economic characteristics of each of our major concepts within each reportable segment will be similar over time based on management’s judgment that the operating segments have had similar historical economic characteristics and are expected to have similar long-term financial performance in the future.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Direct-to- Customer	Retail	Unallocated	Total
Thirteen weeks ended July 31, 2011
Net revenues[1]	$368,041	$446,709	$0	$814,750
Depreciation and amortization expense	4,951	19,791	8,279	33,021
Earnings (loss) before income taxes[2]	83,348	38,275	(57,607)	64,016
Capital expenditures	8,873	13,860	17,556	40,289
Thirteen weeks ended August 1, 2010
Net revenues[1]	$325,678	$449,876	$0	$775,554
Depreciation and amortization expense	5,313	21,870	7,697	34,880
Earnings (loss) before income taxes[2,3,4]	68,344	34,446	(51,716)	51,074
Capital expenditures	3,065	5,718	4,675	13,458
Twenty-six weeks ended July 31, 2011
Net revenues[1]	$712,162	$873,413	$0	$1,585,575
Depreciation and amortization expense	10,063	39,401	16,435	65,899
Earnings (loss) before income taxes[2]	158,262	68,754	(111,301)	115,715
Assets[5]	315,176	882,388	812,560	2,010,124
Capital expenditures	13,227	20,723	28,575	62,525
Twenty-six weeks ended August 1, 2010
Net revenues[1]	$631,535	$861,656	$0	$1,493,191
Depreciation and amortization expense	10,697	47,942	15,243	73,882
Earnings (loss) before income taxes[2,3,4]	136,955	57,026	(110,574)	83,407
Assets[5]	282,213	896,831	816,449	1,995,493
Capital expenditures	6,821	13,652	10,416	30,889

[1]

Includes net revenues in the retail channel of approximately $30.3 million and $25.2 million for the thirteen weeks ended July 31, 2011 and August 1, 2010, respectively, and $56.6 million and $45.6 million for the twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively, related to our foreign operations.

[2]

Includes expenses in the retail channel of approximately $0.8 million and $4.3 million for the thirteen weeks ended July 31, 2011 and August 1, 2010, respectively, and $2.3 million and $10.3 million for the twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively, related to asset impairment and early lease termination charges for underperforming retail stores.

[3]

Unallocated costs before income taxes include $1.0 million and $4.3 million for the thirteen and twenty-six weeks ended August 1, 2010, respectively, related to the retirement of our former Chairman of the Board and Chief Executive Officer.

[4]	Unallocated costs before income taxes include a net benefit of $0.4 million for the thirteen and twenty-six weeks ended August 1, 2010 related to the exit of excess distribution capacity.
[5]	Includes $26.0 million and $28.1 million of long-term assets as of July 31, 2011 and August 1, 2010, respectively, related to our foreign operations.

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

Prior to December 2010, the two partnerships described above qualified as variable interest entities and were consolidated by us due to their related party relationship and our obligation to renew the leases until the bonds were fully repaid. As of December 2010, however, the bonds on the distribution center leased from Partnership 1 were fully repaid and, accordingly, this facility is no longer consolidated by us. As such, as of July 31, 2011, our consolidated balance sheet includes $12,195,000 in assets (primarily buildings), $8,338,000 in debt and $3,857,000 in other long-term liabilities related solely to the consolidation of the Partnership 2 distribution facility.

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

In conjunction with a retirement and consulting agreement entered into between us and Mr. Lester on January 25, 2010, Mr. Lester agreed to give us an option to purchase this aircraft at the end of the lease term for its then estimated fair value of $32,000,000. On January 3, 2011, we provided the LLC with notice under the agreement of our intent to exercise our option to purchase the aircraft at the end of the lease term. Immediately prior to the end of the lease term, we assigned our rights to purchase the aircraft to Wells Fargo Equipment Finance, Inc. (“Wells Fargo”). We then entered into a Master Lease Agreement (the “Master Lease”) with Wells Fargo to lease the aircraft. The Master Lease commenced on May 16, 2011, has a term of 10 years and is classified as an operating lease.

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

NOTE K. STOCK REPURCHASE PROGRAM

In January 2011, our Board of Directors authorized a stock repurchase program to purchase up to $125,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. During the thirteen weeks ended July 31, 2011, we repurchased 806,282 shares under this program at a weighted average cost of $38.75 per share and a total cost of approximately $31,246,000. During the twenty-six weeks ended July 31, 2011, we repurchased 1,566,508 shares under this program at a weighted average cost of $39.90 per share and a total cost of approximately $62,496,000. There remains an aggregate of approximately $62,504,000 available for repurchases under this stock repurchase program.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our expectations regarding the overall economic characteristics of each of our major concepts within each reportable segment; our beliefs regarding the resolution of current lawsuits, claims and proceedings; the expansion of our international business, including expectations regarding the opening of additional franchised locations; our expectations regarding our international e-commerce sites; our expectations regarding demand for our products; our plans to gain market share and improve profitability; our plans to leverage our multi-channel business model and grow our direct-to-customer business; our planned investment in the next phase of growth for e-commerce; our plans to explore new geographies for global expansion and find white space in the marketplace; our plans and strategies for attracting new customers to our brands; our plans to implement new efficiencies in our worldwide supply chain; our plans to drive increased traffic and higher sales per square foot in our retail stores; our plans to expand e-commerce; our expectations regarding our cash flow; our ability to return excess capital to shareholders; our plans to use our cash resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, purchases of property and equipment, stock repurchases and dividend payments; our projected earnings, revenues and sales; our stock repurchase program; the future payment of dividends; our expected effective tax rate and the variability in our quarterly tax rates; our plans for using our cash resources; our compliance with our bank covenants; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our planned investments and purchases; our planned investments for the purchase of property and equipment; our estimates and assumptions in preparing our condensed consolidated financial statements; our beliefs regarding seasonal patterns associated with the retail and direct-to-customer industries; our plans to enter into foreign currency contracts; the fluctuation of comparable store sales; and the implementation of certain new processes that may subject us to additional regulations and laws, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable terminology.

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

OVERVIEW

We are a specialty retailer of products for the home. The direct-to-customer segment of our business sells our products through our six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and wshome.com) and six direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen and West Elm). The retail segment of our business sells similar products through our four retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and West Elm). Based on their contribution to our net revenues, the core brands in both the direct-to-customer and retail channels are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cooking and entertaining essentials; and Pottery Barn Kids, which sells stylish children’s furnishings.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended July 31, 2011 (“second quarter of fiscal 2011”), as compared to the thirteen weeks ended August 1, 2010 (“second quarter of fiscal 2010”) and the twenty-six weeks ended July 31, 2011 (“year-to-date 2011”), as compared to the twenty-six weeks ended August 1, 2010 (“year-to-date 2010”), should be read in conjunction with our condensed consolidated financial statements and the notes thereto. All explanations of changes in operational results are discussed in order of their magnitude.

Second Quarter of Fiscal 2011 Financial Results

The second quarter was another strong quarter. Net revenues increased 5.1% to $814,750,000 and diluted earnings per share increased 32.1% to $0.37 per share. Comparable brand revenues increased 6.5% as innovative merchandising, targeted marketing and a quality customer experience continued to attract customers to our brands.

Direct-to-customer net revenues in the second quarter of fiscal 2011 increased $42,363,000, or 13.0%, compared to the second quarter of fiscal 2010. This increase was driven by growth across all brands. In e-commerce, net revenues increased 18.4% to $316,715,000 in the second quarter of fiscal 2011, compared to $267,470,000 in the second quarter of fiscal 2010, and now represent 86.1% of direct-to-customer net revenues as compared to 82.1% in the second quarter of fiscal 2010.

Retail net revenues in the second quarter of fiscal 2011 decreased $3,167,000, or 0.7%, compared to the second quarter of fiscal 2010. This decrease was primarily driven by a 4.6% decline in retail leased square footage, including the closure of our Williams-Sonoma Home stores at the end of fiscal 2010. This decrease was partially offset by net revenue growth in the West Elm brand and international franchise operations, as well as comparable store sales growth of 1.4%.

In our core brands, comparable brand revenues increased 3.5%. Pottery Barn Kids saw the greatest increase, followed by Pottery Barn and Williams-Sonoma. In Pottery Barn Kids, comparable brand revenues increased 8.0% with particular strength in e-commerce. This increase was driven by strong growth across all key categories. In Pottery Barn, comparable brand revenues increased 3.6%. An innovative merchandise assortment, a strong value proposition and a strategic promotional calendar in our top performing categories drove these results. In Williams-Sonoma, planned traffic-generating promotions helped drive a comparable brand revenue increase of 0.7%.

In our emerging brands, West Elm and PBteen, comparable brand revenues increased 25.3%. In West Elm, comparable brand revenues increased 28.6%, resulting from new product introductions, an enhanced value proposition and new targeted multi-channel marketing strategies in our key merchandising categories. In PBteen, comparable brand revenues increased 20.4%. Planned promotions, expanded assortments, and successful e-marketing initiatives drove growth across all key categories.

Second Quarter of Fiscal 2011 Operational Results

Throughout the second quarter of fiscal 2011, we continued to invest in our key growth initiatives, including increasing our penetration in e-commerce, expanding the reach of the West Elm brand, and extending our international presence.

In e-commerce, net revenues increased 18.4% to 38.9% of total company revenues. Several key initiatives drove these strong results, including the ongoing optimization of natural search, increased paid search, and improved relevance of event-triggered marketing.

In international, we completed the launch of our new international shipping websites across all brands, which now allow us to ship from the U.S. to customers in over 75 countries around the world. We also continued to aggressively explore profitable opportunities for retail expansion in other regions of the world, as our eight franchised stores in Dubai, Kuwait, and Saudi Arabia continue to introduce new customers to our brands. In the back half of the year, we expect to add five additional franchised locations in Saudi Arabia, including two Pottery Barn and three Pottery Barn Kids stores.

In our supply chain, we are continuing to see ongoing customer service and cost reduction benefits from our distribution, transportation, and packaging initiatives. These initiatives include: optimizing our inbound and outbound packaging costs; further in-sourcing our home furniture delivery operations; and expanding our company-managed Asian sourcing operations. We also significantly expanded our North Carolina upholstered furniture operations into a new facility as the demand for our exclusive assortments continues to grow.

Fiscal 2011

For the remainder of fiscal 2011, our focus remains on gaining market share and further improving profitability.

To achieve this, we will continue to leverage our multi-channel business model and grow our direct-to-customer business as a percentage of our mix. At the same time, we will invest in the next phase of growth for e-commerce, explore new geographies for global expansion and find white space in the marketplace that a new brand or small acquisition could fill.

To gain market share, we will continue to attract new customers to our brands through: creative, innovative and relevant product offerings, including exclusive e-commerce assortments; increased investment in e-commerce; highly targeted multi-channel marketing, including the expansion of our in-store clienteling services; and the expansion of our brands into new categories.

To further improve profitability in fiscal 2011, we plan to implement new efficiencies in our worldwide supply chain; drive increased traffic and higher sales per square foot in our retail stores by reinventing the customer experience; and continue to expand e-commerce.

Results of Operations

NET REVENUES

Net revenues consist of direct-to-customer revenues and retail revenues. Direct-to-customer revenues include sales of merchandise to customers through our e-commerce websites and our catalogs, as well as shipping fees. Retail revenues include sales of merchandise to customers at our retail stores, as well as shipping fees on any retail products shipped to our customers’ homes. Shipping fees consist of revenue received from customers for delivery of merchandise to their homes. Revenues are presented net of sales returns and other discounts.

The following table summarizes our net revenues for the second quarter of fiscal 2011 and fiscal 2010, and year-to-date 2011 and 2010:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	July 31, 2011	% Total	August 1, 2010	% Total	July 31, 2011	% Total	August 1, 2010	% Total
Direct-to-customer net revenues	$368,041	45.2%	$325,678	42.0%	$712,162	44.9%	$631,535	42.3%
Retail net revenues	446,709	54.8%	449,876	58.0%	873,413	55.1%	861,656	57.7%
Net revenues	$814,750	100.0%	$775,554	100.0%	$1,585,575	100.0%	$1,493,191	100.0%

Net revenues in the second quarter of fiscal 2011 increased by $39,196,000, or 5.1%, compared to the second quarter of fiscal 2010. This increase was driven by growth in the West Elm, Pottery Barn Kids, PBteen and Pottery Barn brands. Comparable brand revenue increased 6.5% in the second quarter of fiscal 2011, including growth of 18.4% in our e-commerce net revenues (primarily driven by increased Internet advertising) and a 1.4%

increase in our comparable store sales. This increase was partially offset by a 4.6% year-over-year reduction in retail leased square footage, including 23 net fewer stores.

Net revenues for year-to date 2011 increased by $92,384,000, or 6.2%, compared to year-to-date 2010. This increase was driven by growth in the West Elm, Pottery Barn and Pottery Barn Kids brands. Comparable brand revenue increased 7.7% for year-to-date 2011, including growth of 19.5% in our e-commerce net revenues (primarily driven by increased Internet advertising) and a 4.0% increase in our comparable store sales. This increase was partially offset by a 4.6% year-over-year reduction in retail leased square footage, including 23 net fewer stores.

Comparable Brand Revenue Growth

Comparable brand revenue includes retail comparable store sales and direct-to-customer sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Outlet comparable store net revenues are also included in their respective brands. Sales related to our international franchisee stores have been excluded as these stores are not operated by us.

Comparable stores are defined as permanent stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days.

Percentages represent growth in comparable brand revenue compared to the same period in the prior year.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Comparable brand revenue growth	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Pottery Barn	3.6%	19.1%	5.7%	21.2%
Williams-Sonoma	0.7%	6.6%	1.8%	6.8%
Pottery Barn Kids	8.0%	24.9%	9.5%	24.6%
West Elm	28.6%	19.0%	29.8%	14.7%
PBteen	20.4%	22.0%	14.3%	21.8%
Total	6.5%	16.5%	7.7%	17.3%

DIRECT-TO-CUSTOMER NET REVENUES

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	July 31, 2011		August 1, 2010		July 31, 2011		August 1, 2010
Direct-to-customer net revenues	$368,041		$325,678		$712,162		$631,535
Direct-to-customer net revenue growth	13.0%		19.8%		12.8%		20.0%
E-commerce revenue growth	18.4%		27.6%		19.5%		25.7%
E-commerce revenues as a percent of direct-to-customer net revenues	86.1%		82.1%		85.2%		80.4%
Percent increase (decrease) in number of catalogs circulated	(1.2%	)	1.2%		(1.5%	)	(0.9%	)
Percent decrease in number of pages circulated	(3.7%	)	(0.9%	)	(1.2%	)	(2.5%	)

Direct-to-customer net revenues in the second quarter of fiscal 2011 increased $42,363,000, or 13.0%, compared to the second quarter of fiscal 2010. This increase was driven by growth across all brands. In e-commerce, net revenues increased 18.4% to $316,715,000 in the second quarter of fiscal 2011, compared to $267,470,000 in the second quarter of fiscal 2010, and now represent 86.1% of direct-to-customer net revenues as compared to 82.1% in the second quarter of fiscal 2010.

Direct-to-customer net revenues for year-to-date 2011 increased $80,627,000, or 12.8%, compared to year-to-date 2010 driven by growth in the Pottery Barn, Pottery Barn Kids and West Elm brands. E-commerce net revenues for year-to-date 2011 increased 19.5% to $606,523,000 versus $507,459,000 for year-to-date 2010.

RETAIL NET REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Retail net revenues	$446,709	$449,876	$873,413	$861,656
Retail net revenue growth (decline)	(0.7% )	12.4%	1.4%	13.7%
Comparable store sales growth	1.4%	13.6%	4.0%	15.2%
Number of stores - beginning of period	589	610	592	610
Number of new stores	3	-	3	3
Number of new stores due to remodeling[1]	3	1	8	5
Number of closed stores due to remodeling[1]	(4)	(1)	(7)	(3)
Number of permanently closed stores	(5)	(1)	(10)	(6)
Number of stores - end of period	586	609	586	609
Store selling square footage at period-end	3,558,000	3,742,000	3,558,000	3,742,000
Store leased square footage (“LSF”) at period-end	5,767,000	6,047,000	5,767,000	6,047,000

[1]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the period due to square footage expansion, store modification or relocation.

	Store Count					Avg. LSF Per Store
	May 1, 2011	Openings	Closings	July 31, 2011	August 1, 2010	July 31, 2011[1]	August 1, 2010
Williams-Sonoma	268	1	(1)	268	260	6,500	6,300
Pottery Barn	201	4	(5)	200	197	13,700	13,000
Pottery Barn Kids	85	1	(3)	83	85	8,200	8,100
West Elm[2]	35	-	-	35	37	17,200	17,000
Williams-Sonoma Home	-	-	-	-	11	-	13,200
Outlets[1]	-	-	-	-	19	-	19,100
Total	589	6	(9)	586	609	9,800	9,900

[1]	Beginning in fiscal 2011, Outlet stores and their leased square footage have been reclassified into their respective brands.
[2]	Short-term “pop-up” stores, whose lease terms are typically less than one year, are not included in the totals above as they are not considered permanent stores.

Retail net revenues in the second quarter of fiscal 2011 decreased $3,167,000, or 0.7%, compared to the second quarter of fiscal 2010. This decrease was primarily driven by a 4.6% decline in retail leased square footage, including the closure of our Williams-Sonoma Home stores at the end of fiscal 2010. This decrease was partially offset by net revenue growth in the West Elm brand and international franchise operations, as well as comparable store sales growth of 1.4%.

Retail net revenues for year-to-date 2011 increased $11,757,000, or 1.4%, compared to year-to-date 2010. This increase was primarily driven by growth in the West Elm brand, comparable store sales growth of 4.0% and international franchise operations, partially offset by a 4.6% decrease in retail leased square footage, including the closure of our Williams-Sonoma Home stores at the end of fiscal 2010.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	July 31, 2011	% Net Revenues	August 1, 2010	% Net Revenues	July 31, 2011	% Net Revenues	August 1, 2010	% Net Revenues
Cost of goods sold[1]	$506,029	62.1%	$488,827	63.0%	$980,971	61.9%	$935,906	62.7%

[1]

Includes total occupancy expenses of $123,193,000 and $124,947,000 for the second quarter of fiscal 2011 and fiscal 2010, respectively, and $247,829,000 and $250,087,000 for year-to-date 2011 and year-to-date 2010, respectively.

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

Second Quarter of Fiscal 2011 vs. Second Quarter of Fiscal 2010

Cost of goods sold increased by $17,202,000, or 3.5%, in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Cost of goods sold as a percentage of net revenues decreased to 62.1% in the second quarter of fiscal 2011 from 63.0% in the second quarter of fiscal 2010. This decrease was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues, a decrease in occupancy expense dollars and higher selling margins, partially offset by the cost of goods sold impact of international franchise operations.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues decreased 10 basis points in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. This decrease as a percentage of net revenues was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues and ongoing benefits from supply chain, partially offset by higher promotional activity compared to last year.

In the retail channel, cost of goods sold as a percentage of net revenues decreased 60 basis points in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. This decrease as a percentage of net revenues was primarily driven by a decrease in occupancy expense dollars and higher selling margins, partially offset by the cost of goods sold impact of international franchise operations.

Year-to-Date 2011 vs. Year-to-Date 2010

Cost of goods sold for year-to-date 2011 increased by $45,065,000, or 4.8%, compared to year-to-date 2010. Cost of goods sold as a percentage of net revenues decreased to 61.9% for year-to-date 2011 from 62.7% for year-to-date 2010. This decrease was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues and a decrease in occupancy expense dollars, partially offset by higher promotional activity, including shipping fees, compared to last year, and the cost of goods sold impact of international franchise operations.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 20 basis points for year-to-date 2011 compared to year-to-date 2010. This increase as a percentage of net revenues was primarily driven by higher promotional activity, including shipping fees, compared to last year, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues and ongoing benefits from supply chain.

In the retail channel, cost of goods sold as a percentage of net revenues decreased 80 basis points for year-to-date 2011 compared to year-to-date 2010. This decrease as a percentage of net revenues was primarily driven by a decrease in occupancy expense dollars, the leverage of fixed occupancy expenses due to increasing net revenues and higher selling margins, partially offset by the cost of goods sold impact of international franchise operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	July 31, 2011	% Net Revenues	August 1, 2010	% Net Revenues	July 31, 2011	% Net Revenues	August 1, 2010	% Net Revenues
Selling, general and administrative expenses	$244,636	30.0%	$235,530	30.4%	$488,819	30.8%	$473,627	31.7%

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

Second Quarter of Fiscal 2011 vs. Second Quarter of Fiscal 2010

Selling, general and administrative expenses increased by $9,106,000, or 3.9%, in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Including expense of approximately $518,000 from early lease termination charges for underperforming retail stores, selling, general and administrative expenses as a percentage of net revenues decreased to 30.0% in the second quarter of fiscal 2011 from 30.4% in the second quarter of fiscal 2010 (which included $4,110,000 from asset impairment and early lease termination charges for underperforming retail stores and $972,000 associated with the retirement of our former Chairman and Chief Executive Officer). This decrease as a percentage of net revenues was primarily driven by a reduction in year-over-year asset impairment and early lease termination charges for underperforming retail stores, a decrease in advertising costs, leverage from international franchise operations, and fiscal 2010 expenses associated with the retirement of our former Chairman and Chief Executive Officer that did not recur in fiscal 2011. This decrease was partially offset by higher employment expenses, reflective of our planned incremental investment to support our e-commerce, international and business development growth strategies, as well as a gain on the sale of assets in the second quarter of 2010 that did not recur in the second quarter of 2011.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 150 basis points in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. This decrease was primarily driven by increased productivity on our advertising spend, partially offset by higher employment expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 30 basis points in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. This decrease was primarily driven by a reduction in asset impairment and early lease termination charges for underperforming retail stores and leverage from international franchise operations, partially offset by higher employment expenses.

Year-to-Date 2011 vs. Year-to-Date 2010

Selling, general and administrative expenses for year-to-date 2011 increased by $15,192,000, or 3.2%, compared to year-to-date 2010. Including expense of approximately $2,040,000 from early lease termination charges for underperforming retail stores, selling, general and administrative expenses as a percentage of net revenues decreased to 30.8% for year-to-date 2011 from 31.7% for year-to-date 2010 (which included $9,689,000 from asset impairment and early lease termination charges for underperforming retail stores and $4,319,000 associated with the retirement of our former Chairman and Chief Executive Officer). This decrease as a percentage of net revenues was primarily driven by a reduction in year-over-year asset impairment and early lease termination charges for underperforming retail stores, lower incentive compensation costs, fiscal 2010 expenses associated with the retirement of our former Chairman and Chief Executive Officer that did not recur in fiscal 2011 and leverage from international franchise operations. This decrease was partially offset by higher employment expenses, reflective of our planned incremental investment to support our e-commerce, international and business development growth strategies, as well as a gain on the sale of assets in the second quarter of 2010 that did not recur in the second quarter of 2011.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 70 basis points for year-to-date 2011 compared to year-to-date 2010. This decrease was primarily driven by increased productivity on our advertising spend, partially offset by higher employment expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 50 basis points for year-to-date 2011 compared to year-to-date 2010. This decrease was primarily driven by a reduction in asset impairment and early lease termination charges for underperforming retail stores and leverage from international franchise operations, partially offset by higher employment expenses.

INCOME TAXES

The effective rate was 38.7% for year-to-date 2011 and 39.7% for year-to-date 2010.

We expect the effective tax rate to be in the range of 37% to 39% in fiscal 2011. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates due to volatility in earnings in addition to taxable events that occur and tax exposures that are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2011, we held $424,634,000 in cash and cash equivalent funds, the majority of which are held in money market funds and highly liquid U.S. Treasury bills. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2011, we plan to use our cash resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, purchases of property and equipment, stock repurchases and dividend payments. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to March 23, 2015, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During the thirteen and twenty-six weeks ended July 31, 2011 and August 1, 2010, we had no borrowings under the credit facility, and no amounts were outstanding as of July 31, 2011 or August 1, 2010. However, as of July 31, 2011, $9,420,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Additionally, as of July 31, 2011, we had three unsecured letter of credit reimbursement facilities for a total of $90,000,000, of which an aggregate of $30,184,000 was outstanding. On September 2, 2011, we renewed all three of our letter of credit facilities for the same amount and for an additional one year term. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our bank covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2011. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

For year-to-date 2011, net cash used in operating activities was $47,731,000 compared to net cash used in operating activities of $9,111,000 for year-to-date 2010. For year-to-date 2011, net cash used in operating activities was primarily attributable to a decrease in accrued salaries, benefits and other expenses and accounts payable due to the timing of expenditures, as well as an increase in merchandise inventories. This represents an increase compared to year-to-date 2010 primarily due to a decrease in accounts payable and accrued salaries, benefits and other expenses.

For year-to-date 2011, net cash used in investing activities was $64,893,000 compared to net cash used in investing activities of $32,676,000 for year-to-date 2010. For year-to-date 2011, net cash used in investing activities was primarily attributable to purchases of property and equipment of $62,525,000, comprised of $26,703,000 for systems development projects (including e-commerce websites), $18,755,000 for distribution, facility infrastructure and other projects and $17,067,000 for stores. This represents an increase compared to year-to-date 2010 primarily due to an increase in the purchase of property and equipment.

For fiscal 2011, we anticipate investing $150,000,000 in the purchase of property and equipment, primarily for the construction of 7 new stores and 8 remodeled or expanded stores, systems development projects (including e-commerce websites) and distribution, facility infrastructure and other projects.

For year-to-date 2011, net cash used in financing activities was $92,147,000 compared to net cash used in financing activities of $68,136,000 for year-to-date 2010. Net cash used in financing activities for year-to-date 2011 and compared to year-to-date 2010 was primarily attributable to the repurchase of common stock and the payment of dividends.

Stock Repurchase Program

In January 2011, our Board of Directors authorized a stock repurchase program to purchase up to $125,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. During the second quarter of fiscal 2011, we repurchased 806,282 shares under this program at a weighted average cost of $38.75 per share and a total cost of approximately $31,246,000. During year-to-date 2011, we repurchased 1,566,508 shares under this program at a weighted average cost of $39.90 per share and a total cost of approximately $62,496,000. There remains an aggregate of approximately $62,504,000 available for repurchases under this stock repurchase program.

The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Dividend Policy

Our quarterly cash dividend is $0.17 per common share. The indicated annual cash dividend, subject to capital availability, is $0.68 per common share, or approximately $71,000,000. Our quarterly cash dividend may be limited or terminated at any time.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the second quarter of fiscal 2011, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended January 30, 2011.

Impact of Inflation

The impact of inflation on results of operations was not significant for year-to-date 2011 or year-to-date 2010.

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

Interest Rate Risk

As of July 31, 2011, our line of credit facility was the only instrument we held with a variable interest rate which could, if drawn upon, subject us to risks associated with changes in that interest rate. As of July 31, 2011, there were no amounts outstanding under our credit facility. If the interest rate on this existing variable rate debt instrument rose 10%, our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as short-term cash and cash equivalents, which are also affected by changes in market interest rates. As of July 31, 2011, our investments, made primarily in money market funds and highly liquid U.S. Treasury bills, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars, however, only approximately 3% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during year-to-date 2011 and year-to-date 2010. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, as of July 31, 2011, we have 14 retail stores in Canada and limited operations in Europe and Asia, each of which exposes us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during year-to-date 2011 or year-to-date 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of July 31, 2011, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

If we are unable to effectively manage our e-commerce business, our reputation and operating results may be harmed.

E-commerce has been our fastest growing business over the last several years and continues to be a significant part of our sales success. The success of our e-commerce business depends, in part, on factors over which we have limited control. We must successfully respond to changing consumer preferences and buying trends relating to e-commerce usage. We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce websites, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues as we upgrade our website software; computer viruses; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of improved technology, creative user interfaces and other Internet marketing tools such as paid search, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.

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

With the expansion of our e-commerce business, new brands and brand extensions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our e-commerce business might cannibalize a significant portion of our retail and catalog businesses, and we face the risk of catalog circulation cannibalizing our retail sales. While we recognize that our e-commerce sales cannot be entirely incremental to sales through our retail and catalog channels, we seek to attract as many new customers as possible to our e-commerce websites. We continually analyze the business results of our three channels and the relationships among the channels in an effort to find opportunities to build incremental sales.

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

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There have been a growing number of e-commerce-related patent infringement lawsuits in recent years. There has also been a rise in lawsuits against companies that gather information in order to market to consumers, online or through the mail. In addition, there has been an increase in employment-related lawsuits. From time to time, we have been subject to these types of lawsuits. The cost of defending claims against us or the ultimate resolution of such claims may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to shareholder lawsuits.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of July 31, 2011 with respect to shares of common stock we repurchased during the second quarter of fiscal 2011.

Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
May 2, 2011 to May 29, 2011	235,701	$ 42.09	235,701	$ 83,829,000
May 30, 2011 to June 26, 2011	254,159	$ 37.08	254,159	$ 74,405,000
June 27, 2011 to July 31, 2011	316,422	$ 37.61	316,422	$ 62,504,000
Total	806,282	$ 38.75	806,282	$ 62,504,000

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
2.1

Agreement and Plan of Merger of Williams-Sonoma, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 25, 2011, File No. 001-14077)

3.1	Williams-Sonoma, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 25, 2011, File No. 001-14077)
3.2	Amended and Restated Bylaws of Williams-Sonoma, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 25, 2011, File No. 001-14077)
10.1	Form of Williams-Sonoma, Inc. Indemnification Agreement
10.2+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit D to the definitive proxy statement on Schedule 14A as filed on April 7, 2011, File No. 001-14077)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam
Executive Vice President,
Chief Operating and Chief Financial Officer

Date: September 9, 2011