Form 10-Q
period 2011-10-30
WILLIAMS SONOMA INC
filed 2011-12-09
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2011.

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

As of November 27, 2011, 102,870,084 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	October 30, 2011	January 30, 2011	October 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$379,393	$628,403	$389,627
Restricted cash	14,726	12,512	12,507
Accounts receivable, net	54,140	41,565	41,922
Merchandise inventories, net	626,583	513,381	586,256
Prepaid catalog expenses	46,898	36,825	46,767
Prepaid expenses	41,925	21,120	37,887
Deferred income taxes	85,602	85,612	92,265
Other assets	9,632	8,176	9,012
Total current assets	1,258,899	1,347,594	1,216,243
Property and equipment, net	740,025	730,556	750,239
Non-current deferred income taxes	34,061	32,646	51,517
Other assets, net	18,179	20,966	17,173
Total assets	$2,051,164	$2,131,762	$2,035,172
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$220,689	$227,963	$202,888
Accrued salaries, benefits and other	89,117	122,440	94,033
Customer deposits	207,749	192,450	196,353
Income taxes payable	17,152	41,997	39,025
Current portion of long-term debt	1,815	1,542	1,714
Other liabilities	26,418	25,324	23,476
Total current liabilities	562,940	611,716	557,489
Deferred rent and lease incentives	188,989	202,135	212,303
Long-term debt	5,494	7,130	7,165
Other long-term obligations	45,957	51,918	58,927
Total liabilities	803,380	872,899	835,884
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 253,125 shares authorized, issued and outstanding: 103,049, 104,888 and 105,422 shares at October 30, 2011, January 30, 2011 and October 31, 2010, respectively	1,030	1,049	1,054
Additional paid-in capital	480,292	466,885	465,937
Retained earnings	753,196	777,939	720,399
Accumulated other comprehensive income	13,266	12,990	11,898
Total shareholders’ equity	1,247,784	1,258,863	1,199,288
Total liabilities and shareholders’ equity	$2,051,164	$2,131,762	$2,035,172

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars and shares in thousands, except per share amounts	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net revenues	$867,176	$815,516	$2,452,751	$2,308,707
Cost of goods sold	535,213	504,235	1,516,184	1,440,141
Gross margin	331,963	311,281	936,567	868,566
Selling, general and administrative expenses	263,219	255,119	752,038	728,746
Interest (income) expense, net	(7)	78	63	329
Earnings before income taxes	68,751	56,084	184,466	139,491
Income tax expense	25,330	19,554	70,121	52,664
Net earnings	$43,421	$36,530	$114,345	$86,827
Basic earnings per share	$0.42	$0.34	$1.09	$0.81
Diluted earnings per share	$0.41	$0.34	$1.07	$0.79
Shares used in calculation of earnings per share:
Basic	103,651	106,152	104,592	107,216
Diluted	105,721	108,908	106,835	109,782

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
Dollars in thousands	October 30, 2011	October 31, 2010
Cash flows from operating activities:
Net earnings	$114,345	$86,827
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	98,773	108,505
(Gain)/loss on sale/disposal of assets	1,290	(1,710)
Impairment of assets	172	5,114
Amortization of deferred lease incentives	(20,828)	(27,895)
Deferred income taxes	(6,989)	(9,049)
Tax benefit from exercise of stock-based awards	6,036	8,663
Stock-based compensation expense	17,834	21,482
Changes in:
Accounts receivable	(12,526)	3,204
Merchandise inventories	(113,034)	(119,571)
Prepaid catalog expenses	(10,073)	(13,990)
Prepaid expenses and other assets	(19,125)	(15,794)
Accounts payable	(17,687)	14,544
Accrued salaries, benefits and other current and long-term liabilities	(38,535)	(8,139)
Customer deposits	15,284	933
Deferred rent and lease incentives	8,027	(1,442)
Income taxes payable	(24,847)	(9,229)
Net cash (used in) provided by operating activities	(1,883)	42,453
Cash flows from investing activities:
Purchases of property and equipment	(102,255)	(46,422)
Restricted cash deposits	(2,214)	(12,507)
Proceeds from sale of assets	64	10,756
Proceeds from insurance reimbursement	707	0
Other	(600)	0
Net cash used in investing activities	(104,298)	(48,173)
Cash flows from financing activities:
Repayments of long-term obligations	(1,515)	(1,380)
Net proceeds from exercise of stock-based awards	7,651	12,812
Tax withholdings related to stock-based awards	(8,376)	(11,305)
Excess tax benefit from exercise of stock-based awards	4,895	6,473
Payment of dividends	(51,334)	(43,056)
Repurchase of common stock	(93,986)	(80,714)
Other	(86)	(1,625)
Net cash used in financing activities	(142,751)	(118,795)
Effect of exchange rates on cash and cash equivalents	(78)	199
Net decrease in cash and cash equivalents	(249,010)	(124,316)
Cash and cash equivalents at beginning of period	628,403	513,943
Cash and cash equivalents at end of period	$379,393	$389,627

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirty-Nine Weeks Ended October 30, 2011 and October 31, 2010

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of October 30, 2011 and October 31, 2010, the condensed consolidated statements of earnings for the thirteen and thirty-nine weeks then ended and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of January 30, 2011, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2011.

The results of operations for the thirteen and thirty-nine weeks ended October 30, 2011 are not necessarily indicative of the operating results of the full year.

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

NOTE B. BORROWING ARRANGEMENTS

Credit Facility

We have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to March 23, 2015, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense “EBITDAR”), and covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries that have guaranteed the credit facility to pay the full amount of our obligations under the credit facility. As of October 30, 2011, we were in compliance with our financial covenants under the credit facility and, based on current projections, we expect to be in compliance throughout fiscal 2011. The credit facility matures on September 23, 2015, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During the thirteen and thirty-nine weeks ended October 30, 2011 and October 31, 2010, we had no borrowings under the credit facility, and no amounts were outstanding as of October 30, 2011 or October 31, 2010. Additionally, as of October 30, 2011, $9,420,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

As of October 30, 2011, we had three unsecured letter of credit reimbursement facilities for a total of $90,000,000, each of which matures on August 31, 2012. The letter of credit facilities contain covenants and provide for events of default that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of October 30, 2011, an aggregate of $24,300,000 was outstanding under the letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 28, 2013.

Long-Term Debt

As of October 30, 2011, we had $7,309,000 of long-term debt obligations, consisting primarily of the bond-related debt associated with one of our Memphis-based distribution facilities, which accrues interest based on a variable rate. As of October 30, 2011, the carrying value of our long-term debt approximates fair value.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 25,759,903 shares. As of October 30, 2011, there were 9,107,105 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of seven years. Incentive stock options that may be issued to 10% shareholders, however, have a maximum term of five years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date or not less than 110% of such closing price for an incentive stock option granted to a 10% shareholder. Option awards granted to employees generally vest over a period of four to five years. Stock awards granted to employees generally vest over a period of three to five years for service based awards. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of shareholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises will be funded with the issuance of new shares.

Stock-Based Compensation Expense

We measure and record stock-based compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method. During the thirteen and thirty-nine weeks ended October 30, 2011, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $5,578,000 and $17,834,000, respectively. During the thirteen and thirty-nine weeks ended October 31, 2010, we recognized total stock-based compensation expense of $6,213,000 and $21,482,000, respectively (including stock-based compensation expense of approximately $4,042,000 for the thirty-nine weeks ended October 31, 2010, associated with the retirement of our former Chairman and Chief Executive Officer).

Stock Options

The following table summarizes our stock option activity during the thirty-nine weeks ended October 30, 2011:

Shares
Balance at January 30, 2011	1,367,629
Granted	0
Exercised	(346,665)
Canceled	(3,160)
Balance at October 30, 2011 (100% vested)	1,017,804

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the thirty-nine weeks ended October 30, 2011:

Shares
Balance at January 30, 2011	3,429,200
Granted	1,439,977
Converted	(380,478)
Canceled	(262,755)
Balance at October 30, 2011	4,225,944
Vested at October 30, 2011	1,012,746
Vested plus expected to vest at October 30, 2011	3,871,340

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirty-nine weeks ended October 30, 2011:

Shares
Balance at January 30, 2011	2,050,898
Granted	671,403
Released	(276,096)
Canceled	(130,897)
Balance at October 30, 2011	2,315,308
Vested plus expected to vest at October 30, 2011	1,909,833

NOTE D. COMPREHENSIVE INCOME

Comprehensive income for the thirteen and thirty-nine weeks ended October 30, 2011 and October 31, 2010 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net earnings	$43,421	$36,530	$114,345	$86,827
Other comprehensive income
Foreign currency translation adjustment	(2,184)	702	276	1,509
Comprehensive income	$41,237	$37,232	$114,621	$88,336

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended October 30, 2011
Basic	$43,421	103,651	$0.42
Effect of dilutive stock-based awards		2,070
Diluted	$43,421	105,721	$0.41
Thirteen weeks ended October 31, 2010
Basic	$36,530	106,152	$0.34
Effect of dilutive stock-based awards		2,756
Diluted	$36,530	108,908	$0.34
Thirty-nine weeks ended October 30, 2011
Basic	$114,345	104,592	$1.09
Effect of dilutive stock-based awards		2,243
Diluted	$114,345	106,835	$1.07
Thirty-nine weeks ended October 31, 2010
Basic	$86,827	107,216	$0.81
Effect of dilutive stock-based awards		2,566
Diluted	$86,827	109,782	$0.79

Stock-based awards of 2,482,000 and 1,576,000 for the thirteen weeks ended and 1,719,000 and 1,613,000 for the thirty-nine weeks ended October 30, 2011 and October 31, 2010, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

During the thirteen and thirty-nine weeks ended October 30, 2011, we recorded expense of approximately $9,000 (all of which is recorded within cost of goods sold) and $2,318,000 (of which $2,040,000 is recorded within selling, general and administrative expenses and the remainder within cost of goods sold), respectively, associated with asset impairment and early lease termination charges for underperforming retail stores.

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

NOTE G. SEGMENT REPORTING

We have two reportable segments, direct-to-customer and retail. The direct-to-customer segment has six merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm and Williams-Sonoma Home) and sells our products through our five e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com and westelm.com) and six direct mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen and West Elm). The retail segment has four merchandising concepts which sell products for the home (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and West Elm). The four retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. Management’s expectation is that the overall economic characteristics of each of our major concepts within each reportable segment will be similar over time based on management’s judgment that the operating segments have had similar historical economic characteristics and are expected to have similar long-term financial performance in the future.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Direct-to- Customer	Retail	Unallocated	Total
Thirteen weeks ended October 30, 2011
Net revenues[1]	$389,653	$477,523	$0	$867,176
Depreciation and amortization expense	4,909	19,305	8,660	32,874
Earnings (loss) before income taxes[2]	84,079	46,110	(61,438)	68,751
Capital expenditures	8,857	20,201	10,672	39,730
Thirteen weeks ended October 31, 2010
Net revenues[1]	$354,583	$460,933	$0	$815,516
Depreciation and amortization expense	5,127	21,684	7,812	34,623
Earnings (loss) before income taxes[2]	71,802	40,258	(55,976)	56,084
Capital expenditures	4,320	6,197	5,016	15,533
Thirty-nine weeks ended October 30, 2011
Net revenues[1]	$1,101,815	$1,350,936	$0	$2,452,751
Depreciation and amortization expense	14,972	58,706	25,095	98,773
Earnings (loss) before income taxes[2]	242,341	114,864	(172,739)	184,466
Assets[3]	351,040	924,547	775,577	2,051,164
Capital expenditures	22,084	40,924	39,247	102,255
Thirty-nine weeks ended October 31, 2010
Net revenues[1]	$986,118	$1,322,589	$0	$2,308,707
Depreciation and amortization expense	15,824	69,626	23,055	108,505
Earnings (loss) before income taxes[2,4,5]	208,757	97,284	(166,550)	139,491
Assets[3]	314,974	937,466	782,732	2,035,172
Capital expenditures	11,141	19,849	15,432	46,422

[1]

Includes net revenues in the retail channel of approximately $32.8 million and $28.2 million for the thirteen weeks ended October 30, 2011 and October 31, 2010, respectively, and $89.4 million and $73.8 million for the thirty-nine weeks ended October 30, 2011 and October 31, 2010, respectively, related to our foreign operations.

[2]

Includes expenses in the retail channel of approximately $0.0 million and $3.4 million for the thirteen weeks ended October 30, 2011 and October 31, 2010, respectively, and $2.3 million and $13.7 million for the thirty-nine weeks ended October 30, 2011 and October 31, 2010, respectively, related to asset impairment and early lease termination charges for underperforming retail stores.

[3]	Includes $25.4 million and $27.4 million of long-term assets as of October 30, 2011 and October 31, 2010, respectively, related to our foreign operations.
[4]	Unallocated costs before income taxes include $4.3 million for the thirty-nine weeks ended October 31, 2010 related to the retirement of our former Chairman of the Board and Chief Executive Officer.
[5]	Unallocated costs before income taxes include a net benefit of $0.4 million for the thirty-nine weeks ended October 31, 2010 related to the exit of excess distribution capacity.

NOTE H. MEMPHIS-BASED DISTRIBUTION FACILITY

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of the estate of W. Howard Lester (“Mr. Lester”), our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan (“Mr. McMahan”), a former Director Emeritus and significant shareholder. Partnership 1 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties. The terms of the lease automatically renewed until the bonds were fully repaid in December 2010. In October 2011, we entered into an agreement with Partnership 1 to lease the facilities through April 2013.

Our other Memphis-based distribution facility includes an operating lease entered into in August 1990 for another distribution facility that is adjoined to the Partnership 1 facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 2”) comprised of the estate of Mr. Lester, the estate of Mr. McMahan and two unrelated parties. Partnership 2 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties. The term of the lease automatically renews on an annual basis until these bonds are fully repaid in August 2015.

Prior to December 2010, the two partnerships described above qualified as variable interest entities and were consolidated by us due to their related party relationship and our obligation to renew the leases until the bonds were fully repaid. As of December 2010, however, the bonds on the distribution center leased from Partnership 1 were fully repaid and, accordingly, this facility is no longer consolidated by us. As such, as of October 30, 2011, our consolidated balance sheet includes $12,085,000 in assets (primarily buildings), $6,925,000 in debt and $5,160,000 in other long-term liabilities related solely to the consolidation of the Partnership 2 distribution facility.

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

NOTE J. STOCK REPURCHASE PROGRAM

In January 2011, our Board of Directors authorized a stock repurchase program to purchase up to $125,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. During the thirteen weeks ended October 30, 2011, we repurchased 963,700 shares under this program at an average cost of $32.68 per share and a total cost of approximately $31,490,000. During the thirty-nine weeks ended October 30, 2011, we repurchased 2,530,208 shares under this program at an average cost of $37.15 per share and a total cost of approximately $93,986,000. There remains an aggregate of approximately $31,014,000 available for repurchases under this stock repurchase program.

The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

NOTE K. SUBSEQUENT EVENT

Subsequent to quarter-end, on November 1, 2011, we acquired Rejuvenation Inc., a manufacturer and multi-channel retailer of authentic reproduction lighting and high-end door and cabinet hardware. This acquisition will be accounted for and included in our consolidated financial statements as of and for the thirteen weeks ending January 29, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our compliance with our bank covenants; our expectations regarding the overall economic characteristics of each of our major concepts within each reportable segment; our beliefs regarding the resolution of current lawsuits, claims and proceedings; the expansion of our international business, including expectations regarding the opening of additional franchised locations; our expectations regarding Rejuvenation; our plans to gain market share and improve profitability; our plans to leverage our multi-channel business model and grow our direct-to-customer business; our planned investment in the next phase of growth for e-commerce; our plans to explore new geographies for global expansion; our plans to continue to grow our international presence; our plans and strategies for attracting new customers to our brands; our plans to implement new efficiencies in our worldwide supply chain; our plans to drive increased traffic and higher sales per square foot in our retail stores; our plans to expand e-commerce; our plans for incremental investment to support our e-commerce, global expansion and business development growth strategies; our expected effective tax rate and the variability in our quarterly tax rates; our plans to use our cash resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, purchases of property and equipment, stock repurchases and dividend payments; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our planned investments for the purchase of property and equipment; our stock repurchase program; the future payment of dividends; our estimates and assumptions in preparing our condensed consolidated financial statements; our beliefs regarding seasonal patterns associated with the retail and direct-to-customer industries; our plans to enter into foreign currency contracts; our expectations regarding demand for our products; our plans to continue to improve our global compliance program; our plans to continue to expand our overseas operations; our beliefs regarding indicators of suitable store locations; the fluctuation of comparable store sales; our beliefs regarding commercial insurance coverage; the implementation of certain new processes that may subject us to additional regulations and laws; our beliefs regarding our tax estimates; our beliefs regarding guidance; our expectations regarding our cash flow, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

OVERVIEW

We are a specialty retailer of products for the home. The direct-to-customer segment of our business sells our products through our five e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, and westelm.com) and six direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen and West Elm). The retail segment of our business sells similar products through our four retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids and West Elm). Based on their contribution to our net revenues, the core brands in both the direct-to-customer and retail channels are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cooking and entertaining essentials; and Pottery Barn Kids, which sells stylish children’s furnishings.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended October 30, 2011 (“third quarter of fiscal 2011”), as compared to the thirteen weeks ended October 31, 2010 (“third quarter of fiscal 2010”) and the thirty-nine weeks ended October 30, 2011 (“year-to-date 2011”), as compared to the thirty-nine weeks ended October 31, 2010 (“year-to-date 2010”), should be read in conjunction with our condensed consolidated financial statements and the notes thereto. All explanations of changes in operational results are discussed in order of their magnitude.

Third Quarter of Fiscal 2011 Financial Results

The third quarter was another strong quarter for us as we continued to gain market share and drive enhanced profitability. Net revenues increased 6.3% to $867,176,000 and diluted earnings per share increased 20.6% to $0.41 per share compared to the third quarter of fiscal 2010. Comparable brand revenues in the third quarter of fiscal 2011 increased 7.3%.

Direct-to-customer net revenues in the third quarter of fiscal 2011 increased $35,070,000, or 9.9%, compared to the third quarter of fiscal 2010. This increase was driven by growth across all brands, led by the Pottery Barn, West Elm and Pottery Barn Kids brands. In e-commerce, net revenues increased 14.6% to $339,130,000 in the third quarter of fiscal 2011, compared to $295,804,000 in the third quarter of fiscal 2010, and now represent 87.0% of direct-to-customer net revenues compared to 83.4% in the third quarter of fiscal 2010.

Retail net revenues in the third quarter of fiscal 2011 increased $16,590,000, or 3.6%, compared to the third quarter of fiscal 2010. This increase was primarily driven by West Elm, Pottery Barn and international franchise operations, partially offset by a 4.0% decrease in retail leased square footage (including the closure of our Williams-Sonoma Home stores at the end of fiscal 2010). Comparable store sales in the third quarter of fiscal 2011 increased 6.3%.

In our core brands, comparable brand revenues increased 4.8% compared to the third quarter of fiscal 2010. Pottery Barn saw the greatest increase, followed by Pottery Barn Kids and Williams-Sonoma. In Pottery Barn, comparable brand revenues increased 7.0%, with strong results across both channels. An innovative merchandise assortment relevant to how our customers live, decorate and entertain and a strong value proposition drove these results. In Pottery Barn Kids, comparable brand revenues increased 5.2% as direct-to-customer net revenues climbed to 55% of net revenues. This increase was driven by positive growth across all key categories. In Williams-Sonoma, comparable brand revenues increased 0.1% led by growth in the direct-to-customer channel. In the retail channel, we experienced a more promotional competitive environment which we were able to offset with a greater level of online customer engagement and stronger e-marketing initiatives.

In our emerging brands, West Elm and PBteen, comparable brand revenues increased 18.1% compared to the third quarter of fiscal 2010. In West Elm, comparable brand revenues increased 27.0% with both channels driving year-over-year growth. New product introductions, an enhanced value proposition and a highly targeted multi-channel marketing strategy drove these results. In PBteen, comparable brand revenues increased 6.5% as our dorm and back-to-school strategies drove incremental sales and new customers to the brand.

Third Quarter of Fiscal 2011 Operational Results

Throughout the third quarter of fiscal 2011, we continued to invest in our key long-term growth initiatives, including driving growth in our direct-to-customer channel, expanding the reach of West Elm, increasing our global presence and executing against our business development strategy.

Within the direct-to-customer channel, e-commerce net revenues increased 14.6% compared to the third quarter of fiscal 2010. A continued focus on traffic and conversion drove these results, including the ongoing optimization of paid and natural search, improved relevance of targeted marketing and a significantly enhanced online customer experience.

In our supply chain during the quarter, we continued to drive ongoing customer service and cost reduction benefits through our Asian sourcing, distribution, transportation, and packaging initiatives. We also completed the transition of our North Carolina upholstered furniture operations to our new state-of-the-art facility as our demand for high quality, exclusive upholstered products continues to grow.

Also during the quarter, we added five additional franchised stores in the Middle East, bringing our total franchised stores to 13, with plans for expansion in 2012 and beyond. We are also continuing to work on our long-term global expansion strategy.

In business development, subsequent to quarter-end on November 1, 2011, we acquired Rejuvenation Inc., which is headquartered in Portland, Oregon. Rejuvenation is a leading manufacturer and multi-channel retailer of custom configured and authentic made-to-order lighting, in addition to high-end door and cabinet hardware. A complement to our portfolio of brands, Rejuvenation is marketed through e-commerce, catalogs, and three stores. While not currently material to our total revenue or earnings, we expect Rejuvenation to become a meaningful contributor over time as we leverage our multi-channel marketing and supply-chain logistics capabilities with Rejuvenation’s high-quality specialty products.

Fiscal 2011

For the remainder of fiscal 2011, our focus remains on gaining market share and further improving profitability.

To achieve this, we will continue to leverage our multi-channel business model and grow our direct-to-customer business as a percentage of our mix. At the same time, we will invest in the next phase of growth for e-commerce, and explore new geographies for global expansion.

To gain market share, we will continue to attract new customers to our brands through: creative, innovative and relevant product offerings, including exclusive e-commerce assortments; increased investment in e-commerce; highly targeted multi-channel marketing, including the expansion of our in-store clienteling services; and the expansion of our brands into new categories.

To further improve profitability in fiscal 2011, we will continue to implement new efficiencies in our worldwide supply chain; drive increased traffic and higher sales per square foot in our retail stores by reinventing the customer experience; and continue to expand e-commerce.

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

The following table summarizes our net revenues for the third quarter of fiscal 2011 and fiscal 2010, and year-to-date 2011 and 2010:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 30, 2011	% Total	October 31, 2010	% Total	October 30, 2011	% Total	October 31, 2010	% Total
Direct-to-customer net revenues	$389,653	44.9%	$354,583	43.5%	$1,101,815	44.9%	$986,118	42.7%
Retail net revenues	477,523	55.1%	460,933	56.5%	1,350,936	55.1%	1,322,589	57.3%
Net revenues	$867,176	100.0%	$815,516	100.0%	$2,452,751	100.0%	$2,308,707	100.0%

Net revenues in the third quarter of fiscal 2011 increased by $51,660,000, or 6.3%, compared to the third quarter of fiscal 2010. This increase was driven by growth in the Pottery Barn, West Elm and Pottery Barn Kids brands. Comparable brand revenue increased 7.3% in the third quarter of fiscal 2011, including growth of 14.6% in our e-commerce net revenues and a 6.3% increase in our comparable store sales. This increase was partially offset by a 4.0% year-over-year reduction in retail leased square footage, including 20 net fewer stores.

Net revenues for year-to-date 2011 increased by $144,044,000, or 6.2%, compared to year-to-date 2010. This increase was driven by growth in the Pottery Barn, West Elm and Pottery Barn Kids brands. Comparable brand revenue increased 7.6% for year-to-date 2011, including growth of 17.7% in our e-commerce net revenues and a 4.8% increase in our comparable store sales. This increase was partially offset by a 4.0% year-over-year reduction in retail leased square footage, including 20 net fewer stores.

Comparable Brand Revenue Growth

Comparable brand revenue includes retail comparable store sales and direct-to-customer sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Outlet comparable store net revenues are also included in their respective brands. Sales related to our international franchised stores have been excluded as these stores are not operated by us.

Comparable stores are defined as permanent stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days.

Percentages represent growth in comparable brand revenue compared to the same period in the prior year.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Comparable brand revenue growth	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Pottery Barn	7.0%	16.1%	6.1%	19.4%
Williams-Sonoma	0.1%	2.3%	1.2%	5.3%
Pottery Barn Kids	5.2%	11.7%	7.8%	19.6%
West Elm	27.0%	23.6%	28.7%	17.9%
PBteen	6.5%	17.1%	10.9%	19.9%
Total	7.3%	12.5%	7.6%	15.6%

DIRECT-TO-CUSTOMER NET REVENUES

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Direct-to-customer net revenues	$389,653	$354,583	$1,101,815	$986,118
Direct-to-customer net revenue growth	9.9%	17.8%	11.7%	19.2%
E-commerce revenue growth	14.6%	28.5%	17.7%	26.7%
E-commerce revenues as a percent of direct-to-customer net revenues	87.0%	83.4%	85.8%	81.5%
Percent increase (decrease) in number of catalogs circulated	(7.7%)	3.8%	(3.3%)	0.5%
Percent increase (decrease) in number of pages circulated	(8.8%)	1.6%	(3.5%)	(1.3%)

Direct-to-customer net revenues in the third quarter of fiscal 2011 increased $35,070,000, or 9.9%, compared to the third quarter of fiscal 2010. This increase was driven by growth across all brands, led by the Pottery Barn, West Elm and Pottery Barn Kids brands. In e-commerce, net revenues increased 14.6% to $339,130,000 in the third quarter of fiscal 2011, compared to $295,804,000 in the third quarter of fiscal 2010, and now represent 87.0% of direct-to-customer net revenues compared to 83.4% in the third quarter of fiscal 2010.

Direct-to-customer net revenues for year-to-date 2011 increased $115,697,000, or 11.7%, compared to year-to-date 2010 driven by growth in the Pottery Barn, West Elm and Pottery Barn Kids brands. E-commerce net revenues for year-to-date 2011 increased 17.7% to $945,654,000 versus $803,263,000 for year-to-date 2010.

RETAIL NET REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Retail net revenues	$477,523	$460,933	$1,350,936	$1,322,589
Retail net revenue growth	3.6%	7.6%	2.1%	11.5%
Comparable store sales growth	6.3%	8.1%	4.8%	12.6%
Number of stores - beginning of period	586	609	592	610
Number of new stores	1	-	4	3
Number of new stores due to remodeling[1]	2	1	10	6
Number of closed stores due to remodeling[1]	-	(1)	(7)	(4)
Number of permanently closed stores	-	-	(10)	(6)
Number of stores - end of period	589	609	589	609
Store selling square footage at period-end	3,583,000	3,747,000	3,583,000	3,747,000
Store leased square footage (“LSF”) at period-end	5,809,000	6,054,000	5,809,000	6,054,000

[1]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the period due to square footage expansion, store modification or relocation.

	Store Count					Avg. LSF Per Store
	July 31, 2011	Openings	Closings	October 30, 2011	October 31, 2010	October 30, 2011[1]	October 31, 2010
Williams-Sonoma	268	-	-	268	259	6,500	6,300
Pottery Barn	200	1	-	201	198	13,700	13,000
Pottery Barn Kids	83	1	-	84	85	8,200	8,100
West Elm	35	1	-	36	37	17,200	17,000
Williams-Sonoma Home	-	-	-	-	11	-	13,200
Outlets[1]	-	-	-	-	19	-	19,100
Total[2]	586	3	-	589	609	9,900	9,900

[1]	Beginning in fiscal 2011, Outlet stores and their leased square footage have been reclassified into their respective brands.
[2]	Short-term “pop-up” stores, whose lease terms are typically less than one year, are not included in the totals above as they are not considered permanent stores.

Retail net revenues in the third quarter of fiscal 2011 increased $16,590,000, or 3.6%, compared to the third quarter of fiscal 2010. This increase was primarily driven by the West Elm and Pottery Barn brands and international franchise operations, partially offset by a 4.0% decrease in retail leased square footage (including the closure of our Williams-Sonoma Home stores at the end of fiscal 2010). Comparable store sales in the third quarter of fiscal 2011 increased 6.3%.

Retail net revenues for year-to-date 2011 increased $28,347,000, or 2.1%, compared to year-to-date 2010. This increase was primarily driven by increases in the West Elm brand, international franchise operations and the Pottery Barn brand, partially offset by a 4.0% decrease in retail leased square footage (including the closure of our Williams-Sonoma Home stores at the end of fiscal 2010). Comparable store sales for year-to-date 2011 increased 4.8%.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 30, 2011	% Net Revenues	October 31, 2010	% Net Revenues	October 30, 2011	% Net Revenues	October 31, 2010	% Net Revenues
Cost of goods sold[1]	$535,213	61.7%	$504,235	61.8%	$1,516,184	61.8%	$1,440,141	62.4%

[1]

Includes total occupancy expenses of $125,254,000 and $126,575,000 for the third quarter of fiscal 2011 and fiscal 2010, respectively, and $373,083,000 and $376,662,000 for year-to-date 2011 and year-to-date 2010, respectively.

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

Third Quarter of Fiscal 2011 vs. Third Quarter of Fiscal 2010

Cost of goods sold increased by $30,978,000, or 6.1%, in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Cost of goods sold as a percentage of net revenues decreased to 61.7% in the third quarter of fiscal 2011 from 61.8% in the third quarter of fiscal 2010. This decrease was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues and a decrease in occupancy expense dollars. This improvement was partially offset by lower selling margins and the cost of goods sold impact of international franchise operations.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 30 basis points in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. This increase as a percentage of net revenues was primarily driven by lower selling margins, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues.

In the retail channel, cost of goods sold as a percentage of net revenues remained relatively flat in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. This was primarily driven by lower selling margins and the cost of goods sold impact of international franchise operations, offset by the leverage of fixed occupancy expenses and a decrease in occupancy expense dollars.

Year-to-Date 2011 vs. Year-to-Date 2010

Cost of goods sold for year-to-date 2011 increased by $76,043,000, or 5.3%, compared to year-to-date 2010. Cost of goods sold as a percentage of net revenues decreased to 61.8% for year-to-date 2011 from 62.4% for year-to-date 2010. This decrease was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues and a decrease in occupancy expense dollars. This improvement was partially offset by lower selling margins and the cost of goods sold impact of international franchise operations.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 20 basis points for year-to-date 2011 compared to year-to-date 2010. This increase as a percentage of net revenues was primarily driven by lower selling margins, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues.

In the retail channel, cost of goods sold as a percentage of net revenues decreased 50 basis points for year-to-date 2011 compared to year-to-date 2010. This decrease as a percentage of net revenues was primarily driven by a decrease in occupancy expense dollars and the leverage of fixed occupancy expenses due to increasing net revenues, partially offset by the cost of goods sold impact of international franchise operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 30, 2011	% Net Revenues	October 31, 2010	% Net Revenues	October 30, 2011	% Net Revenues	October 31, 2010	% Net Revenues
Selling, general and administrative expenses	$263,219	30.4%	$255,119	31.3%	$752,038	30.7%	$728,746	31.6%

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

Third Quarter of Fiscal 2011 vs. Third Quarter of Fiscal 2010

Selling, general and administrative expenses increased by $8,100,000, or 3.2%, in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Selling, general and administrative expenses as a percentage of net revenues decreased to 30.4% in the third quarter of fiscal 2011 from 31.3% in the third quarter of fiscal 2010 (which included $3,082,000 from asset impairment and early lease termination charges for underperforming retail stores). This decrease as a percentage of net revenues was primarily driven by lower advertising costs, a reduction in year-over-year asset impairment and early lease termination charges for underperforming retail stores, a reduction in other general expenses and overall leverage from increased international franchise operations net revenues. This improvement was partially offset by higher employment expenses, which is reflective of our planned incremental investment to support our e-commerce, global expansion and business development growth strategies.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 160 basis points in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. This decrease was primarily driven by lower advertising costs and a reduction in other general expenses, partially offset by higher employment expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 100 basis points in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. This decrease was primarily driven by a reduction in year-over-year asset impairment and early lease termination charges for underperforming retail stores, a reduction in other general expenses and overall leverage from increased international franchise operations net revenues. This improvement was partially offset by higher employment expenses.

Year-to-Date 2011 vs. Year-to-Date 2010

Selling, general and administrative expenses for year-to-date 2011 increased by $23,292,000, or 3.2%, compared to year-to-date 2010. Selling, general and administrative expenses as a percentage of net revenues decreased to 30.7% for year-to-date 2011 (which included approximately $2,040,000 from early lease termination charges for underperforming retail stores) from 31.6% for year-to-date 2010 (which included $12,771,000 from asset impairment and early lease termination charges for underperforming retail stores and $4,319,000 associated with the retirement of our former Chairman and Chief Executive Officer). This decrease as a percentage of net revenues was primarily driven by a reduction in year-over-year asset impairment and early lease termination charges for underperforming retail stores, lower incentive compensation costs, lower advertising costs, overall leverage from increased international franchise operations net revenues and fiscal 2010 expenses associated with the retirement of our former Chairman and Chief Executive Officer that did not recur in fiscal 2011. This decrease was partially offset by higher employment expenses, reflective of our planned incremental investment to support our e-commerce, global expansion and business development growth strategies.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 100 basis points for year-to-date 2011 compared to year-to-date 2010. This decrease was primarily driven by lower advertising costs and a reduction in other general expenses, partially offset by higher employment expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 70 basis points for year-to-date 2011 compared to year-to-date 2010. This decrease was primarily driven by a reduction in year-over-year asset impairment and early lease termination charges for underperforming retail stores and overall leverage from increased international franchise operations net revenues, partially offset by higher employment expenses.

INCOME TAXES

The effective rate was 38.0% for year-to-date 2011 and 37.8% for year-to-date 2010.

We expect the effective tax rate to be in the range of 37% to 39% in fiscal 2011. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates due to volatility in earnings in addition to taxable events that occur and tax exposures that are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of October 30, 2011, we held $379,393,000 in cash and cash equivalent funds, the majority of which are held in money market funds and highly liquid U.S. Treasury bills. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2011, we plan to use our cash resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, purchases of property and equipment, stock repurchases and dividend payments. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to March 23, 2015, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During the thirteen and thirty-nine weeks ended October 30, 2011 and October 31, 2010, we had no borrowings under the credit facility, and no amounts were outstanding as of October 30, 2011 or October 31, 2010. However, as of October 30, 2011, $9,420,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Additionally, as of October 30, 2011, we had three unsecured letter of credit reimbursement facilities for a total of $90,000,000, of which an aggregate of $24,300,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our bank covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2011. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

For year-to-date 2011, net cash used in operating activities was $1,883,000 compared to net cash provided by operating activities of $42,453,000 for year-to-date 2010. For year-to-date 2011, net cash used in operating activities was primarily attributable to an increase in merchandise inventories, a decrease in accrued salaries, benefits and other expenses and income taxes payable due to the timing of expenditures. This represents an increase in net cash used compared to year-to-date 2010 primarily due to a decrease in accounts payable and accrued salaries, benefits and other expenses.

For year-to-date 2011, net cash used in investing activities was $104,298,000 compared to net cash used in investing activities of $48,173,000 for year-to-date 2010. For year-to-date 2011, net cash used in investing activities was primarily attributable to purchases of property and equipment of $102,255,000, comprised of $41,145,000 for systems development projects (including e-commerce websites), $33,609,000 for stores and $27,501,000 for distribution, facility infrastructure and other projects. This represents an increase in net cash used compared to year-to-date 2010 primarily due to an increase in the purchase of property and equipment.

For fiscal 2011, we anticipate investing approximately $150,000,000 in the purchase of property and equipment, primarily for the construction of 7 new stores and 8 remodeled or expanded stores, systems development projects (including e-commerce websites) and distribution, facility infrastructure and other projects.

For year-to-date 2011, net cash used in financing activities was $142,751,000 compared to net cash used in financing activities of $118,795,000 for year-to-date 2010. Net cash used in financing activities for year-to-date 2011 and the increase in net cash used compared to year-to-date 2010 was primarily attributable to an increase in the repurchase of common stock and the payment of dividends.

Stock Repurchase Program

In January 2011, our Board of Directors authorized a stock repurchase program to purchase up to $125,000,000 of our common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. During the third quarter of fiscal 2011, we repurchased 963,700 shares under this program at an average cost of $32.68 per share and a total cost of approximately $31,490,000. During year-to-date 2011, we repurchased 2,530,208 shares under this program at an average cost of $37.15 per share and a total cost of approximately $93,986,000. There remains an aggregate of approximately $31,014,000 available for repurchases under this stock repurchase program.

The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Dividend Policy

Our quarterly cash dividend is $0.17 per common share. The indicated annual cash dividend, subject to capital availability, is $0.68 per common share, or approximately $70,000,000. Our quarterly cash dividend may be limited or terminated at any time.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2011, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended January 30, 2011.

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

Interest Rate Risk

As of October 30, 2011, our line of credit facility was the only instrument we held with a variable interest rate which could, if drawn upon, subject us to risks associated with changes in that interest rate. As of October 30, 2011, there were no amounts outstanding under our credit facility. If the interest rate on this existing variable rate debt instrument rose 10%, our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as short-term cash and cash equivalents, which are also affected by changes in market interest rates. As of October 30, 2011, our investments, made primarily in money market funds and highly liquid U.S. Treasury bills, are stated at cost and approximate their fair values.

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

In addition, as of October 30, 2011, we have 16 retail stores in Canada and limited operations in Europe and Asia, each of which exposes us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during year-to-date 2011 or year-to-date 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of October 30, 2011, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Operating and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note I to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

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

We have in the past and may in the future introduce new brands and brand extensions, or reposition or close existing brands. Our newest brands – West Elm and PBteen, as well as our newly acquired brand, Rejuvenation – and any other new brands, may not grow as we project and plan for. The work involved with integrating new brands into our existing systems and operations could be time consuming, require significant amounts of management time and result in the diversion of substantial operational resources. Further, if we devote time and resources to new brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, integrate newly acquired brands, or to reposition brands, in a manner that improves our overall business and operating results and may therefore be forced to close the brands, which may damage our reputation and negatively impact our operating results.

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

We are currently evaluating several opportunities to grow our business through international expansion. In fiscal 2009, we entered into a franchise agreement with the M.H. Alshaya Company (“M.H. Alshaya”), an unaffiliated franchisee, to operate stores in the Middle East. Under this agreement, M.H. Alshaya operates stores that sell goods purchased from us under our brand names. We had no prior experience operating through these types of third party arrangements, and this arrangement may not be successful. The administration of this relationship may divert management attention and require more resources than we expect. While this relationship has to date been a small part of our business, we plan to continue to increase the number of stores and countries in which these franchises operate as part of our efforts to expand internationally. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of M.H. Alshaya to meet its projections regarding store openings and sales. Moreover, while the agreement we have entered into may provide us with certain termination rights, to the extent that M.H. Alshaya does not operate its stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with this franchise agreement, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable regulations or laws could have an adverse effect on our results of operations.

We plan to increase our international presence, including through international shipping that we currently offer through a third party vendor. We have limited experience with international sales, anticipating consumer tastes and trends in different countries, and marketing to customers overseas. Moreover, international awareness of our brands and our products may not be high, and as a result, our international sales may not be successful or result in the revenues we anticipate. In addition, any marketing campaigns that we may launch to international customers may subject us to additional regulations and laws, such as international marketing, privacy and data protection laws. If our international growth initiatives are not successful or if we or our third party vendor fails to comply with any applicable regulations or laws, the value of our brands may be impaired and negatively affect our future opportunities for international growth, which could adversely affect our results of operations.

In addition, we operate several international subsidiaries in Europe and Asia, which includes managing overseas employees, and plan to continue expanding these overseas operations in the future. We have limited experience operating overseas subsidiaries and managing non-U.S. employees and, as a result, may encounter cultural challenges with local practices and customs that may result in harm to our reputation and the value of our brands. Our international presence also exposes us to the laws and regulations of these jurisdictions relating to operational and corporate matters, as well as employment-related lawsuits from local employees. Our failure to comply with such laws may harm our reputation, adversely affect our future opportunities for growth and expansion in these countries, and harm our business and operating results.

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

In January 2011, our Board of Directors authorized the repurchase of up to $125,000,000 of our common stock. In addition, in March 2011, our Board of Directors authorized an increase in our quarterly cash dividend from $0.15 to $0.17 per common share. The indicated annual cash dividend, subject to capital availability, is approximately $70,000,000. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

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

We are subject to income taxes in many U.S. and certain foreign jurisdictions. Our provision for income taxes is subject to volatility and could be adversely impacted by a number of factors that require significant judgment and estimation. Although we believe our estimates are reasonable, the final tax outcome of these matters may materially differ from our estimates and adversely affect our financial condition or operating results. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of October 30, 2011 with respect to shares of common stock we repurchased during the third quarter of fiscal 2011.

Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
August 1, 2011 to August 28, 2011	313,000	$ 31.37	313,000	$ 52,686,000
August 29, 2011 to September 25, 2011	289,300	$ 32.43	289,300	$ 43,303,000
September 26, 2011 to October 30, 2011	361,400	$ 34.00	361,400	$ 31,014,000
Total	963,700	$ 32.68	963,700	$ 31,014,000

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1	Eighth Amendment, dated as of September 2, 2011, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005
10.2	Seventh Amendment, dated as of September 2, 2011, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005
10.3	Sixth Amendment, dated as of September 2, 2011, to the Reimbursement Agreement between the Company and U.S. Bank National Association, N.A., dated as of September 8, 2006
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Sharon L. McCollam
Sharon L. McCollam
Executive Vice President,
Chief Operating and Chief Financial Officer

Date: December 9, 2011