Form 10-K
period 2012-01-29
WILLIAMS SONOMA INC
filed 2012-03-29
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended January 29, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in  Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of July 31, 2011, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $3,804,869,000. It is assumed for purposes of this computation that an affiliate includes all persons as of July 31, 2011 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the Williams-Sonoma, Inc. Stock Fund within the registrant’s 401(k) Plan.

As of March 26, 2012, 99,584,007 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the letters to stockholders contained in this Annual Report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation: any projections of earnings, revenues or financial items, including future comparable store sales, projected capital expenditures, and our ability to achieve new levels of sales and profitability; statements related to enhancing stockholder value; statements related to growth of our business and our brands; statements related to our beliefs about our competitive position and our ability to leverage our competitive advantages; statements related to the plans, strategies, initiatives and objectives of management for future operations, including our key initiatives in fiscal 2012; statements related to our products, including our ability to introduce new products and product lines; statements related to our belief that our direct-mail catalogs and the Internet act as a cost-efficient means of testing market acceptance of new products and new brands; statements related to decreasing retail leased square footage in fiscal 2012; statements related to our belief regarding our competitive advantages; statements related to the seasonal variations in demand; statements related to our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; statements related to our belief in the ultimate resolution of current legal proceedings; statements related to our future strategy, programs and key initiatives; statements related to the percentage growth of our direct-to-customer business; statements related to our technology investments; statements related to our plans for our supply chain; statements related to our investment in our direct-to-customer fulfillment operations in Memphis, Tennessee; statements related to our new business development plans; statements related to our expansion of our international shipping capability; statements related to our investment in our IT platform; statements related to our capital investment; statements related to the payment of dividends; statements related to share repurchases; statements related to our planned use of cash in fiscal 2012; statements related to our compliance with bank covenants; statements related to customers’ purchasing behavior and our ability to acquire new customers; statements related to our plans and efforts to expand globally, including franchising and other third party arrangements in the Middle East, increasing the number of stores and countries in which these franchises operate and the timing of store openings in the Middle East; statements related to our belief that our available cash, cash equivalents, cash flow from operations and available credit facilities will be sufficient to finance our operations and expected capital requirements for at least the next 12 months; statements related to our anticipated investments in the purchase of property and equipment; statements related to selling, general and administrative expenses to support our growth strategies; statements related to our belief regarding the effects of potential losses under our indemnification obligations on our financial condition and results of operations; statements related to the effects of variances in our inventory reserves on our net earnings; statements related to the impact of new accounting pronouncements on our financial statements; statements related to the cash-generating potential of our multi-channel business; statements related to our sustainability practices; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

WILLIAMS-SONOMA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 29, 2012

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a multi-channel specialty retailer of high-quality products for the home. The direct-to-customer segment of our business sells our products through our six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and rejuvenation.com) and seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Rejuvenation). Our e-commerce platform is available to customers in more than 75 countries, while our catalogs reach customers throughout the U.S. The retail segment of our business sells similar products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation). As of January 29, 2012, we operated 576 stores in 44 states, Washington, D.C., Canada and Puerto Rico.

Based on net revenues for the 52-weeks ended January 29, 2012 (“fiscal 2011”), direct-to-customer net revenues accounted for 43.9% of our business and retail net revenues accounted for 56.1% of our business. Based on their contribution to our net revenues in fiscal 2011, our core brands are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cooking and entertaining essentials; and Pottery Barn Kids, which sells stylish children’s furnishings.

Williams-Sonoma

We were founded in 1956 by Charles E. Williams, currently a Director Emeritus, with the opening of our first store in Sonoma, California. Today, our Williams-Sonoma stores offer a wide selection of culinary and entertaining products, including cookware, cookbooks, cutlery, informal dinnerware, glassware, table linens, specialty foods and cooking ingredients. The brand’s direct-to-customer business began in 1972 with our flagship catalog, “A Catalog for Cooks,” which marketed the Williams-Sonoma brand far beyond communities where stores were located. Demand for our products grew and our retail footprint expanded to include stores throughout the United States. In 1999, we launched both our Williams-Sonoma e-commerce website and our Williams-Sonoma bridal and gift registry.

Pottery Barn

In 1986, we acquired Pottery Barn, a retailer of casual home furnishings and, in 1987, we launched the first Pottery Barn catalog. Pottery Barn features a large assortment of home furnishings and furniture that we design in-house and source from around the world to create a classic American look in the home. In 2000, we introduced our Pottery Barn e-commerce website and created Pottery Barn Bed and Bath, a catalog dedicated to bed and bath products. Additionally, in 2001 we launched our Pottery Barn gift and bridal registry.

Pottery Barn Kids

Pottery Barn Kids, a premier retailer offering children’s furnishings and accessories, launched in 1999 with the introduction of the Pottery Barn Kids catalog. In 2000, we opened our first Pottery Barn Kids stores across the U.S. and, in 2001, we launched our Pottery Barn Kids e-commerce website and gift registry.

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

PBteen

The PBteen brand began with the introduction of the PBteen catalog in 2003. The PBteen e-commerce website launched later that same year. PBteen offers exclusive collections of home furnishings and decorative accessories that are specifically designed to reflect the personalities of the teenage market.

Rejuvenation

On November 1, 2011, we acquired Rejuvenation Inc. (“Rejuvenation”), a leading manufacturer and multi-channel retailer of authentic reproduction lighting and high-end door and cabinet hardware. Rejuvenation’s exclusive lighting fixtures are custom-configured and made-to-order. The brand’s high-quality products are sold through its catalog, website and three retail stores.

Global Business

In 2001, we expanded the geographic reach of our brands by opening five retail stores in Toronto, Canada and, as of January 29, 2012, we now operate 16 stores across Canada representing all of our retail brands except Rejuvenation.

During fiscal 2009, we entered into a multi-year franchise agreement with the M.H. Alshaya Company to launch our portfolio of brands in the Middle East. As of January 29, 2012, seven Pottery Barn Kids stores and six Pottery Barn stores were operating in the Middle East.

In 2011, we launched our global e-commerce business by offering shipping from all of our retail brands (except Rejuvenation) to customers in more than 75 countries worldwide.

DIRECT-TO-CUSTOMER OPERATIONS

As of January 29, 2012, the direct-to-customer segment has seven merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm, Williams-Sonoma Home and Rejuvenation) and sells products through our six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and rejuvenation.com) and seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Rejuvenation). Of these seven merchandising concepts, the Pottery Barn brand and its extensions continue to be the major source of revenue in the direct-to-customer segment.

The direct-to-customer business complements the retail business by building brand awareness and acting as an effective advertising vehicle. In addition, we believe that our direct-mail catalogs and the Internet act as a cost-efficient means of testing market acceptance of new products and new brands.

During the past several years, the direct-to-customer channel has been strengthened by the penetration of our e-commerce websites in all of our brands which has contributed to the shift we are continuing to see in the purchasing behavior of our customers across all channels. Leveraging these insights and our multi-channel positioning, our marketing efforts, including the circulation of catalogs and the use of Internet advertising, are targeted toward driving sales to all of our channels, including retail. Because of this multi-channel marketing strategy, sales driven to any particular channel by our marketing efforts have become increasingly difficult to quantify and analyze. Therefore, our estimate of advertising costs by segment are currently based on historical allocation methodologies, which may be required to be refined as additional information becomes available.

Consistent with our published privacy policies, we send our catalogs to addresses from our proprietary customer list, as well as to addresses from lists of other mail order direct marketers, magazines and companies with whom we establish a business relationship. In accordance with prevailing industry practice and our privacy policies, we may also rent our list to select merchandisers. Our customer mailings are continually updated to include new prospects and to eliminate non-responders. In addition, we send email communications only to those customers who have voluntarily provided us with their email addresses. These e-mail addresses are not shared with any third parties.

Detailed financial information about the direct-to-customer segment is found in Note M to our Consolidated Financial Statements.

RETAIL STORES

As of January 29, 2012, the retail segment has five merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation), operating 576 retail stores located in 44 states, Washington, D.C., Canada and Puerto Rico. This represents 259 Williams-Sonoma, 194 Pottery Barn, 83 Pottery Barn Kids, 37 West Elm, and 3 Rejuvenation stores.

In fiscal 2012, we expect to decrease retail leased square footage by approximately 0% to 1%. We expect to add 30 stores, including 17 new stores (7 West Elm, 4 Williams-Sonoma, 3 Pottery Barn, 2 Pottery Barn Kids and 1 Rejuvenation) and 13 remodeled or expanded stores (4 Williams-Sonoma, 4 Pottery Barn, 3 Pottery Barn Kids and 2 West Elm), partially offset by the closure of 29 stores, including the permanent closure of 16 stores (8 Williams-Sonoma, 5 Pottery Barn, 2 West Elm and 1 Pottery Barn Kids) and the temporary closure of 13 stores (4 Williams-Sonoma, 4 Pottery Barn, 3 Pottery Barn Kids and 2 West Elm). The average leased square footage per store for new and expanded stores in fiscal 2012 will be approximately 13,000 for Pottery Barn, 11,600 for West Elm, 7,300 for Williams-Sonoma, 5,800 for Rejuvenation and 5,500 for Pottery Barn Kids.

The retail business complements the direct-to-customer business by building brand awareness and attracting new customers to the brand. Our retail stores serve as billboards for our brands, which we believe inspires confidence in our customers to shop via our direct-to-customer channels.

Detailed financial information about the retail segment is found in Note M to our Consolidated Financial Statements.

SUPPLIERS

We purchase our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 3.9% of our purchases during fiscal 2011. Approximately 61% of our merchandise purchases in fiscal 2011 were foreign-sourced from vendors in 50 countries, predominantly in Asia and Europe, of which approximately 97% were negotiated and paid for in U.S. dollars.

COMPETITION AND SEASONALITY

The specialty retail business is highly competitive. Our specialty retail stores, direct mail catalogs and e-commerce websites compete with other retail stores, including large department stores, discount retailers, other specialty retailers offering home-centered assortments, other direct mail catalogs and other e-commerce websites. The substantial sales growth in the direct-to-customer industry within the last decade, particularly in e-commerce, has encouraged the entry of many new competitors and an increase in competition from established companies. In addition, the current economic environment has generated increased competition from discount retailers who, in the past, may not have competed with us or to this degree. We compete on the basis of our brand authority, the quality of our merchandise, service to our customers, our proprietary customer list, our e-commerce websites and our marketing capabilities, as well as the location and appearance of our stores. We believe that we compare favorably with many of our current competitors with respect to some or all of these factors.

Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our revenues and net earnings have typically been realized during the period from October through December, and levels of net revenues and net earnings have typically been lower during the period from January through September. We believe this is the general pattern associated with the retail industry. In anticipation of our peak season, we hire a substantial number of additional temporary employees in our retail stores, customer care centers and distribution centers, and incur significant fixed catalog production and mailing costs.

TRADEMARKS, COPYRIGHTS, PATENTS AND DOMAIN NAMES

We own and/or have applied to register over 60 separate trademarks and service marks. We own and/or have applied to register our key brand names as trademarks in the U.S., Canada and approximately 75 additional jurisdictions. Exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries under license. These marks include our core brand names as well as brand names for selected products and services. The core brand names in particular, including “Williams-Sonoma,” the Williams-Sonoma Grande Cuisine logo, “Pottery Barn,” “pottery barn kids,” “PBteen,” “west elm,” “Williams-Sonoma Home” and “Rejuvenation” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications, website designs and store designs, among other things, which are also used by our subsidiaries under license. We hold patents on certain product functions and product designs. Patents are generally valid for 14 to 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “pbteen.com,” “westelm.com,” “wshome.com,” “williams-sonomainc.com” and “rejuvenation.com.” Collectively, the trademarks, copyrights, trade dress rights and domain names that we hold are of material importance to us.

EMPLOYEES

As of January 29, 2012, we had approximately 26,900 employees of whom approximately 6,700 were full-time. During the fiscal 2011 peak season (defined as the period from October through December), we hired approximately 9,700 temporary employees primarily in our retail stores, customer care centers and distribution centers.

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

Our financial performance is subject to changes in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may deteriorate significantly, and could remain depressed for an extended period of time. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is limited, unemployment rates increase or there is economic uncertainty. An uncertain economic environment, such as the one we experienced during the 2008-2009 economic downturn could cause our vendors to go out of business or our banks to discontinue lending to us or our vendors, or it could cause us to undergo additional restructurings, any of which would adversely impact our business and operating results.

We are unable to control many of the factors affecting consumer spending, and declines in consumer spending on home furnishings in general could reduce demand for our products.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. In particular, the 2008-2009 economic downturn led to decreased discretionary spending, which adversely impacted our business. In addition, a decrease in home purchases has led and may continue to lead to decreased consumer spending on home products. These factors have affected our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

If we are unable to identify and analyze factors affecting our business, anticipate changing consumer preferences and buying trends, and manage our inventory commensurate with customer demand, our sales levels and operating results may decline.

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

The specialty direct-to-customer and retail business is highly competitive. Our e-commerce websites, direct mail catalogs and specialty retail stores compete with other e-commerce websites, other direct mail catalogs and other retail stores that market lines of merchandise similar to ours. We compete with national, regional and local businesses utilizing a similar retail store strategy, as well as traditional furniture stores, department stores and specialty stores. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors and an increase in competition from established companies. In addition, the decline in the global economic environment has led to increased competition from discount retailers selling similar products at reduced prices. The competitive challenges facing us include:

•	anticipating and quickly responding to changing consumer demands or preferences better than our competitors;

•	maintaining favorable brand recognition and achieving customer perception of value;
•	effectively marketing and competitively pricing our products to consumers in several diverse market segments;
•	effectively managing and controlling our costs:
•

developing innovative, high-quality products in colors and styles that appeal to consumers of varying age groups, tastes and regions, and in ways that favorably distinguish us from our competitors; and

•	effectively managing our supply chain and distribution strategies in order to provide our products to our consumers on a timely basis and minimize returns, replacements and damaged products.

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

Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We have no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which it sells to us, discontinue selling to us, or go out of business at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of our merchandise, which could negatively affect our business and operating results.

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

Our dependence on foreign vendors and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.

In fiscal 2011, we sourced our products from vendors in 50 countries outside of the United States. Approximately 61% of our merchandise purchases were foreign-sourced, predominantly from Asia and Europe. Our dependence on foreign vendors means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Although approximately 97% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, an increase in the cost of living in the foreign countries in which our vendors operate may result in an increase in our costs or in our vendors going out of business.

We are also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), foreign government regulations, employment matters, wars and fears of war, political unrest, natural disasters, regulations to address climate change and other trade restrictions. We cannot predict whether any of the countries in which our raw materials are sourced from, or our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions. In addition, an economic downturn in or failure of foreign markets may result in financial instabilities for our foreign vendors, which may cause our foreign vendors to decrease production, discontinue selling to us, or cease operations altogether. Our operations in Asia and Europe could also be affected by changing economic and political conditions in foreign countries, any of which could have a negative effect on our business, financial condition and operating results.

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

Historically, more than 50% of our net revenues have been generated by our retail stores. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors, including:

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

The success of our business depends, in part, on our ability to timely and effectively deliver merchandise to our stores and customers. We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales and timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from all of our stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to our customers. Accordingly, we are subject to risks, including labor disputes, union organizing activity, inclement weather, natural disasters, the closure of such carriers’ offices or a reduction in operational hours due to an economic slowdown, possible acts of terrorism associated with such carriers’ ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs, and costs associated with any regulations to address climate change. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have been volatile and airline and other transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment costs could negatively affect our business and operating results by increasing our transportation costs and decreasing the efficiency of our shipments.

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

In addition, we face the risk that we cannot hire enough qualified employees to support our direct-to-customer operations, or that there will be a disruption in the workforce we hire from our third party providers, especially during our peak season. The need to operate with fewer employees could negatively impact our customer service levels and our operations.

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

E-commerce has been our fastest growing business over the last several years and continues to be a significant part of our sales success. The success of our e-commerce business depends, in part, on factors over which we have limited control. We must successfully respond to changing consumer preferences and buying trends relating to e-commerce usage. We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce websites, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues as we upgrade our website software; computer viruses; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.

Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.

Catalog mailings are an important component of our business. Postal rate increases, paper costs, printing costs and other catalog distribution costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, which could be changed or discontinued at any time. Paper costs have fluctuated significantly during the past and may continue to fluctuate in the future. Future increases in postal rates, paper costs or printing costs would have a negative impact on our operating results to the extent that we are unable to offset such increases by raising prices, implementing more efficient printing, mailing, delivery and order fulfillment systems, or through the use of alternative direct-mail formats. In addition, if the performance of our catalogs declines, if we misjudge the correlation between our catalog circulation and net sales, or if our catalog strategy overall does not continue to be successful, our results of operations could be negatively impacted.

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

Declines in our comparable store sales within our comparable brand revenue metric may harm our operating results and cause a decline in the market price of our common stock.

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

We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected and reserved for by management, additional sales returns might be recorded in the future. In addition, to the extent that returned merchandise is damaged, we often do not receive full retail value from the resale or liquidation of the merchandise. Further, the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed merchandise return reserves. In particular, the recent adverse economic conditions resulted and may again result in increased merchandise returns. Any significant increase in merchandise returns that exceeds our reserves could harm our business and operating results.

If we are unable to manage successfully the complexities associated with a multi-channel and multi-brand business, we may suffer declines in our existing business and our ability to attract new business.

With the expansion of our e-commerce business, new brands, acquired brands, and brand extensions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our e-commerce business might cannibalize a significant portion of our retail and catalog businesses, and we face the risk of catalog circulation cannibalizing our retail sales. While we recognize that our e-commerce sales cannot be entirely incremental to sales through our retail and catalog channels, we seek to attract as many new customers as possible to our e-commerce websites. We continually analyze the business results of our channels and the relationships among the channels in an effort to find opportunities to build incremental sales.

If we are unable to introduce new brands and brand extensions successfully, or to reposition or close existing brands, our business and operating results may be negatively impacted.

We have in the past and may in the future introduce new brands and brand extensions, reposition brands, close existing brands, or acquire new brands, especially as we continue to expand globally. Our newest brands – West Elm and PBteen, as well as our newly acquired brand, Rejuvenation – and any other new brands, may not grow as we project and plan for. The work involved with integrating new brands into our existing systems and operations could be time consuming, require significant amounts of management time and result in the diversion of substantial operational resources. Further, if we devote time and resources to new brands, acquired brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, acquired brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, integrate newly acquired brands, reposition existing brands, or expand our brands globally, in a manner that improves our overall business and operating results and may therefore be forced to close the brands, which may damage our reputation and negatively impact our operating results.

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

We may not be able to adequately protect our intellectual property. Our trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our sales. Protection of our intellectual property and maintenance of distinct branding are particularly important as they distinguish our products and services from our competitors. In addition, the costs of defending our intellectual property may adversely affect our operating results.

We may be subject to legal proceedings that could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There have been a growing number of e-commerce-related patent infringement lawsuits in recent years. There has also been a rise in lawsuits against companies that gather information in order to market to consumers online or through the mail. In addition, there has been an increase in employment-related lawsuits. From time to time, we have been subject to these types of lawsuits. The cost of defending claims against us or the ultimate resolution of such claims may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to stockholder lawsuits.

Our operating results may be harmed by unsuccessful management of our employment, occupancy and other operating costs, and the operation and growth of our business may be harmed if we are unable to attract qualified personnel.

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially during peak sales seasons, and incur other expenses to support new brands and brand extensions and the growth of our existing brands, including the opening of new stores. Alternatively, if we are unable to make substantial adjustments to our cost structure during times of uncertainty, such as the 2008-2009 economic downtown, we may incur unnecessary expenses, we may have too few resources to properly run our business, or our business and operating results may be negatively impacted. From time to time, we may also experience union organizing activity in currently non-union facilities. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits and other employment-related lawsuits against retail companies, especially in California.

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

In addition, we are in the process of insourcing certain aspects of our business, including the management of certain infrastructure technology, furniture manufacturing, furniture delivery to our customers and the management of our global vendors, each of which were previously outsourced to third party providers. We may also need to continue to insource other aspects of our business in the future in order to control our costs and to stay competitive. This may cause disruptions in our business and result in increased cost to us. In addition, if we are unable to perform these functions better than, or at least as well as, our third party providers, our business may be harmed.

Our efforts to expand globally may not be successful and could negatively impact the value of our brands, and our increasing global presence presents additional challenges.

We are currently growing our business through global expansion. In fiscal 2009, we entered into a franchise agreement with an unaffiliated franchisee to operate stores in the Middle East. Under this agreement, our franchisee operates stores that sell goods purchased from us under our brand names. We have no prior experience operating through these types of third party arrangements, and this arrangement may not continue to be successful. The administration of this relationship may divert management attention and require more resources than we expect. While this relationship has to date been a small part of our business, we plan to continue to increase the number of stores and countries in which these franchises operate as part of our efforts to expand globally. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new global markets. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of our franchisee to meet its projections regarding store openings and sales. Moreover, while the agreement we have entered into may provide us with certain termination rights, to the extent that our franchisee does not operate its stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with this franchise agreement, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable regulations or laws could have an adverse effect on our results of operations.

We plan to increase our global presence, including through global shipping that we currently offer through a third party vendor. We have limited experience with international sales, anticipating consumer tastes and trends in different countries, and marketing to customers overseas. Moreover, global awareness of our brands and our products may not be high and, as a result, our global sales may not be successful or result in the revenues we anticipate. Also, our products may not be accepted, either due to foreign legal requirements or due to different consumer tastes and trends. If our global growth initiatives are not successful, or if we or our third party vendors fail to comply with any applicable regulations or laws, the value of our brands may be impaired and negatively affect our future opportunities for global growth, which could adversely affect our results of operations.

In addition, we operate several subsidiaries in Asia and Europe, which includes managing overseas employees, and plan to continue expanding these overseas operations in the future. We have limited experience operating overseas subsidiaries and managing non-U.S. employees and, as a result, may encounter cultural challenges with local practices and customs that may result in harm to our reputation and the value of our brands. Our global presence also exposes us to the laws and regulations of these jurisdictions, including those related to marketing, privacy, data protection and employment. We may be unable to keep current with government requirements as they change from time to time. Our failure to comply with such laws and regulations may harm our reputation, adversely affect our future opportunities for growth and expansion in these countries, and harm our business and operating results.

Moreover, our global operations subject us to a variety of risks and challenges, including:

•	increased management, infrastructure and legal compliance costs;
•	increased financial accounting and reporting requirements and complexities;
•	general economic conditions, changes in diplomatic and trade relationships and political and social instability in each country or region;
•	economic uncertainty around the world;
•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•	compliance with U.S. laws and regulations for foreign operations;
•	dependence on certain third parties, including vendors and other service providers, with whom we do not have extensive experience;
•	fluctuations in currency exchange rates and the related effect on our financial results;
•	reduced or varied protection for intellectual property rights in some countries and practical difficulties of enforcing such rights abroad; and
•	compliance with the laws of foreign taxing jurisdictions and the overlapping of different tax regimes.

Any of these risks could adversely affect our global operations, reduce our global revenues or increase our operating costs, adversely affecting our business, operating results and financial condition and growth prospects.

In addition, as we continue to expand our global operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. We must ensure that our employees comply with these laws. If any of our overseas operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

If our operating and financial performance in any given period does not meet the extensive guidance that we have provided to the public, our stock price may decline.

We provide extensive public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided, especially in times of economic uncertainty. In the past, when we have reduced our previously provided guidance, the market price of our common stock has declined. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock may decline as well.

A variety of factors, including seasonality and the economic environment, may cause our quarterly operating results to fluctuate, leading to volatility in our stock price.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas, as well as changes in economic conditions. Historically, a significant portion of our revenues and net earnings have typically been realized during the period from October through December each year. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses prior to and during peak selling seasons, particularly October through December, including fixed catalog production and mailing costs and the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce.

We may require external funding sources for operating funds, which may cost more than we expect, or not be available at the levels we require and, as a consequence, our expenses and operating results could be negatively affected.

We regularly review and evaluate our liquidity and capital needs. We currently believe that our available cash, cash equivalents and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs and we might need additional external funding to support our operations. Although we were able to amend our line of credit facility during fiscal 2010 on acceptable terms, in the event we require additional liquidity from our lenders, such funds may not be available to us or may not be available to us on acceptable terms in the future. For example, in the event we were to breach any of our financial covenants, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing credit facility on less favorable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers on terms that are acceptable to us, or at all, as the availability of letter of credit facilities may become limited. Further, the providers of such credit may reallocate the available credit to other borrowers. If we are unable to access credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.

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

As of January 29, 2012, we had completed our $125,000,000 stock repurchase program authorized by our Board of Directors in January 2011 and, in January 2012, our Board of Directors authorized the repurchase of up to an additional $225,000,000 of our common stock. In addition, in January 2012, our Board of Directors authorized an increase in our quarterly cash dividend from $0.17 to $0.22 per common share for an annual cash dividend of $0.88 per share. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and our investors’ views of us could be harmed.

We have evaluated and tested our internal controls in order to allow management to report on, and our registered independent public accounting firm to attest to, the effectiveness of our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If we are not able to continue to meet the requirements of Section 404 in a timely manner, or with adequate compliance, we would be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. In addition, our internal controls may not prevent or detect all errors and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met. If any of the above were to occur, our business and the perception of us in the financial markets could be negatively impacted.

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

We make estimates and projections in connection with impairment analyses for certain of our store locations and other property and equipment, including information technology systems. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. Impairment results when the carrying value of the asset exceeds the estimated undiscounted future cash flows over its remaining useful life. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment, including information technology systems. These impairment charges have been significant in the past and may be significant in the future and, as a result of these charges, our operating results have been and may, in the future, be adversely affected.

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

In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft. Also, as our business expands globally, we are subject to data privacy and other similar laws in various foreign jurisdictions. Compliance with these laws will likely increase the costs of doing business and, if we fail to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these new laws, we could be subject to potential claims for damages and other remedies, which could harm our business.

Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results and stock price.

We are subject to income taxes in many U.S. and certain foreign jurisdictions, and our domestic and global tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our provision for income taxes is subject to volatility and could be adversely impacted by a number of factors that require significant judgment and estimation. Although we believe our estimates are reasonable, the final tax outcome of these matters may materially differ from our estimates and adversely affect our financial condition or operating results. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated.

In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings in countries with differing statutory tax rates or by changes to existing rules or regulations. Further, pending tax legislation in the U.S. and abroad could negatively impact our current or future tax structure and effective tax rates.

If we fail to attract and retain key personnel, our business and operating results may be harmed.

Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any of our key employees leaves, are seriously injured or are unable to work, and we are unable to find a qualified replacement, we may be unable to execute our business strategy.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease store locations, distribution centers, customer care centers and corporate facilities for original terms ranging generally from 3 to 22 years. Certain leases contain renewal options for periods of up to 20 years.

For our store locations, our gross leased store space, as of January 29, 2012, totaled approximately 5,743,000 square feet for 576 stores compared to approximately 5,831,000 square feet for 592 stores as of January 30, 2011.

Distribution Centers

We lease distribution facility space in the following locations:

Location	Occupied Square Footage (Approximate)
Olive Branch, Mississippi	2,105,000
South Brunswick, New Jersey	1,351,000
City of Industry, California	1,180,000
Memphis, Tennessee[1]	1,023,000
Claremont, North Carolina	412,000
Portland, Oregon	91,000
Urbancrest, Ohio	73,000
Lakeland and Pompano Beach, Florida	72,000

[1]	See Note F to our Consolidated Financial Statements for more information.

In March 2011, we entered into a seven year agreement to lease a 412,000 square foot building in Claremont, North Carolina to support our upholstered furniture manufacturing and furniture delivery operations. This new facility replaced our Hickory, North Carolina facility upon its lease expiration in April 2011.

During the third quarter of fiscal 2011, we eliminated 781,000 square feet of excess distribution capacity by exiting one of our distribution centers located in Cranbury, New Jersey upon its lease expiration.

During the fourth quarter of fiscal 2011, we acquired Rejuvenation Inc., which occupies 91,000 square feet of distribution space in Portland, Oregon. This lease expires in December 2021.

In addition to the above long-term contracts, we enter into other agreements for offsite storage needs for both our distribution centers and our retail store locations, as well as other distribution center operations. As of January 29, 2012, we had approximately 136,000 square feet of leased space relating to these agreements that is not included in the occupied square footage reported above. This compares to approximately 236,000 square feet of leased space as of January 30, 2011.

Customer Care Centers

We lease customer care center space in the following locations:

Location	Occupied Square Footage (Approximate)
Las Vegas, Nevada	36,000
Oklahoma City, Oklahoma	36,000
Shafter, California	7,000
The Colony, Texas	7,000
Portland, Oregon	2,000

During the second quarter of fiscal 2011, we began occupying a 7,000 square foot customer care center in The Colony, Texas.

During the fourth quarter of fiscal 2011, we acquired Rejuvenation, which occupies 2,000 square feet of customer care center space in Portland, Oregon. This lease expires in December 2021.

Corporate Facilities

We also lease office, design studio, photo studio, warehouse and data center space in the following locations:

Location	Occupied Square Footage (Approximate)
Brisbane, California	194,000
San Francisco, California	96,000
New York City, New York	67,000
Rocklin, California	25,000

In February 2011, we entered into a ten year agreement to lease an additional 59,000 square feet of corporate office space in San Francisco, California.

Owned Properties

In addition to the above leased facilities, we own buildings comprising approximately 353,000 square feet that we use for our corporate headquarters located in San Francisco, California and a 13,000 square foot data center located in Memphis, Tennessee.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The following table sets forth the high and low selling prices of our common stock on the NYSE for the periods indicated:

Fiscal 2011	High	Low
4th Quarter	$39.98	$33.03
3rd Quarter	$40.07	$27.90
2nd Quarter	$45.48	$34.40
1st Quarter	$44.20	$32.03
Fiscal 2010	High	Low
4th Quarter	$36.82	$31.69
3rd Quarter	$34.61	$24.57
2nd Quarter	$31.08	$23.34
1st Quarter	$31.70	$18.42

The closing price of our common stock on the NYSE on March 26, 2012 was $39.04. See Quarterly Financial Information on page 65 of this Annual Report on Form 10-K for the quarter-end closing price of our common stock for each quarter listed above.

STOCKHOLDERS

The number of stockholders of record of our common stock as of March 26, 2012 was 412. This number excludes stockholders whose stock is held in nominee or street name by brokers.

PERFORMANCE GRAPH

This graph compares the cumulative total stockholder return for our common stock with those for the NYSE Composite Index and the S&P Retailing Index, our peer group index. The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends. The graph shows historical stock price performance, including reinvestment of dividends, and is not necessarily indicative of future performance.

COMPARISON OF FIVE - YEAR CUMULATIVE TOTAL RETURN*

Among Williams-Sonoma, Inc., the NYSE Composite Index,

and the S&P Retailing Index

	1/26/07	2/1/08	1/30/09	1/31/10	1/30/11	1/29/12
Williams-Sonoma, Inc.	100.00	81.60	24.39	60.20	104.55	115.75
NYSE Composite Index	100.00	103.57	59.63	81.16	97.25	97.33
S&P Retailing Index	100.00	88.78	56.50	90.47	116.18	132.94

* Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indices are re-weighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

DIVIDEND POLICY

In January 2012, our Board of Directors authorized an increase in our quarterly cash dividend from $0.17 to $0.22 per common share, subject to capital availability. During fiscal 2011, total cash dividends declared were approximately $76,308,000, or $0.17 per common share in each of the first three quarters of fiscal 2011 and $0.22 per common share in the fourth quarter. During fiscal 2010, total cash dividends declared were approximately $62,574,000, or $0.13 per common share in the first quarter and $0.15 per common share per quarter thereafter. Our quarterly cash dividend may be limited or terminated at any time.

STOCK REPURCHASE PROGRAM

In January 2011, our Board of Directors authorized a stock repurchase program to purchase up to $125,000,000 of our common stock, and in January 2012, our Board of Directors authorized a new stock repurchase program to purchase up to $225,000,000 of our common stock. During fiscal 2011, we repurchased 5,384,036 shares of our common stock at an average cost of $36.11 per share and a total cost of approximately $194,429,000. As of January 29, 2012, we had completed our $125,000,000 stock repurchase program authorized by our Board of Directors in January 2011, and had $155,571,000 remaining under the $225,000,000 stock repurchase program authorized by our Board of Directors in January 2012.

The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2011:

Fiscal period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
October 31, 2011 – November 27, 2011	251,250	$37.27	251,250	$ 21,650,000
November 28, 2011 – December 25, 2011	258,500	$38.04	258,500	$ 11,815,000
December 26, 2011 – January 29, 2012	2,344,078	$34.66	2,344,078	$155,571,000
Total	2,853,828	$35.20	2,853,828	$155,571,000

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

During fiscal 2010, we repurchased $125,000,000, or 4,263,463 shares of our common stock, at an average cost of $29.32 per share under programs previously authorized by our Board of Directors. We did not repurchase any shares of our common stock during fiscal 2009.

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

Dollars and amounts in thousands, except percentages, per share amounts and retail stores data	Jan. 29, 2012 (52 Weeks)		Jan. 30, 2011 (52 Weeks)		Jan. 31, 2010 (52 Weeks)		Feb. 1, 2009 (52 Weeks)		Feb. 3, 2008 (53 Weeks)
Results of Operations
Net revenues	$3,720,895		$3,504,158		$3,102,704		$3,361,472		$3,944,934
Net revenue growth (decline)	6.2%		12.9%		(7.7%	)	(14.8%	)	5.8%
Comparable brand revenue growth (decline)[1]	7.3%		13.9%		(9.3%	)	(15.6%	)	2.2%
Gross margin	$1,459,856		$1,373,859		$1,103,237		$1,135,172		$1,535,971
Gross margin as a percent of net revenues	39.2%		39.2%		35.6%		33.8%		38.9%
Operating income[2]	$381,732		$323,414		$121,442		$42,153		$313,398
Operating margin[3]	10.3%		9.2%		3.9%		1.3%		7.9%
Net earnings	$236,931		$200,227		$77,442		$30,024		$195,757
Basic net earnings per share	$2.27		$1.87		$0.73		$0.28		$1.79
Diluted net earnings per share	$2.22		$1.83		$0.72		$0.28		$1.76
Financial Position
Working capital	$704,567		$735,878		$616,711		$479,936		$438,241
Total assets	$2,060,838		$2,131,762		$2,079,169		$1,935,464		$2,093,854
Return on assets	11.3%		9.5%		3.9%		1.5%		9.4%
Long-term debt and other long-term obligations	$52,015		$59,048		$62,792		$62,071		$68,761
Stockholders’ equity	$1,255,262		$1,258,863		$1,211,595		$1,147,984		$1,165,723
Stockholders’ equity per share (book value)	$12.50		$12.00		$11.33		$10.86		$11.07
Return on equity	18.8%		16.2%		6.6%		2.6%		16.9%
Debt-to-equity ratio	0.6%		0.7%		0.8%		2.2%		2.2%
Annual dividends declared per share	$0.73		$0.58		$0.48		$0.48		$0.46
Direct-to-Customer Net Revenues
Direct-to-customer net revenue growth (decline)	12.4%		18.6%		(12.5%	)	(15.9%	)	5.7%
Direct-to-customer net revenues as a percent of net revenues	43.9%		41.5%		39.5%		41.6%		42.2%
E-commerce net revenue growth (decline)	17.9%		26.9%		(8.7%	)	(6.4%	)	19.0%
E-commerce net revenues as a percent of direct-to-customer net revenues	86.4%		82.4%		77.0%		73.9%		66.3%
Catalogs circulated during the year	259,675		265,138		262,351		313,740		393,160
Percent increase (decrease) in number of catalogs circulated	(2.1%	)	1.1%		(16.4%	)	(20.2%	)	3.7%
Percent increase (decrease) in number of pages circulated	(2.6%	)	(1.3%	)	(21.1%	)	(30.3%	)	7.9%
Retail Net Revenues
Retail net revenue growth (decline)	1.8%		9.2%		(4.3%	)	(14.0%	)	5.9%
Retail net revenues as a percent of net revenues	56.1%		58.5%		60.5%		58.4%		57.8%
Comparable store sales growth (decline)[1]	3.5%		9.8%		(5.1%	)	(17.2%	)	0.3%
Store count
Williams-Sonoma	259		260		259		264		256
Pottery Barn	194		193		199		204		198
Pottery Barn Kids	83		85		87		95		94
West Elm	37		36		36		36		27
Williams-Sonoma Home	—		—		11		10		9
Rejuvenation	3		—		—		—		—
Outlets[4]	—		18		18		18		16
Number of stores at year-end	576		592		610		627		600
Store selling square footage at year-end	3,535,000		3,609,000		3,763,000		3,828,000		3,575,000
Store leased square footage at year-end	5,743,000		5,831,000		6,081,000		6,148,000		5,739,000

[1]

Comparable brand revenue and comparable store sales are calculated on a 52-week to 52-week basis, with the exception of fiscal 2007 which was calculated on a 53-week to 53-week basis. See definition of comparable brand revenue and comparable stores within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

[2]	Operating income is defined as earnings before net interest income or expense and income taxes.
[3]	Operating margin is defined as operating income as a percentage of net revenues.
[4]	Beginning in fiscal 2011, Outlet stores and their leased square footage have been reclassified into their respective brands.

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

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended January 29, 2012 (“fiscal 2011”), the 52 weeks ended January 30, 2011 (“fiscal 2010”), and the 52 weeks ended January 31, 2010 (“fiscal 2009”) should be read in conjunction with our consolidated financial statements and notes thereto. All explanations of changes in operational results are discussed in order of magnitude.

OVERVIEW

Fiscal 2011 Financial Results

Fiscal 2011 was a year of record earnings for Williams-Sonoma, Inc. where we saw increases in revenues and profitability, and executed key elements of our long-term strategy to be the leading multi-channel retailer of home furnishings and house wares in the world. Through strong execution and a superior multi-channel strategy, we delivered record earnings and profitability in a promotional retail environment.

In fiscal 2011, our net revenues increased 6.2% to $3,720,895,000 compared to $3,504,158,000 in fiscal 2010 (including comparable brand revenue growth of 7.3%), and we increased our fiscal 2011 diluted earnings per share to $2.22, versus $1.83 in fiscal 2010. We also ended the year with $502,757,000 in cash after returning $263,306,000 to our stockholders through stock repurchases and dividends and investing approximately $25,657,000 in the acquisition of Rejuvenation. During the year, we increased our dividend twice for a total increase of 47%, and we announced share repurchase authorizations of $350,000,000.

Direct-to-customer net revenues in fiscal 2011 increased by $180,239,000, or 12.4%, compared to fiscal 2010. This increase was driven by growth across all brands, led by Pottery Barn, West Elm and Pottery Barn Kids. In e-commerce, net revenues increased 17.9% to $1,410,236,000 in fiscal 2011, compared to $1,196,613,000 in fiscal 2010.

Retail net revenues in fiscal 2011 increased by $36,498,000, or 1.8%, compared to fiscal 2010. This increase was primarily driven by West Elm, Pottery Barn, international franchise operations and Pottery Barn Kids, despite a 1.5% year-over-year reduction in retail leased square footage, due to 16 net fewer stores (including the closure of our Williams-Sonoma Home stores at the end of fiscal 2010). Comparable store sales in fiscal 2011 increased 3.5%.

In the Pottery Barn brand, comparable brand revenues increased 7.6% and net revenues grew to $1,600,847,000. Innovative and relevant seasonal merchandise assortments and a strategic value proposition delivered these results. In West Elm, comparable brand revenues increased 30.3%. New product and category introductions, a strong seasonal assortment, an enhanced value proposition, and highly effective multi-channel marketing drove these results. In the Pottery Barn Kids brand, net revenues increased to $521,565,000 and comparable brand revenues increased 7.4%. An expanded product assortment, a compelling value proposition, and an effective traffic-generating promotional calendar drove these results. In Williams-Sonoma, net revenues were $994,425,000 and comparable brand revenues declined 0.3%. This net revenue decline was primarily due to promotional activity on nationally branded products, particularly in the retail channel.

Fiscal 2011 Operational Results

Throughout the year, we continued to invest in our key long-term growth initiatives, including driving growth in our direct-to-customer channel, expanding the reach of West Elm, increasing our global presence and executing against our business development strategy.

In our global business, we completed the launch of our new global shipping websites across all brands (with the exception of Rejuvenation), which allow us to ship from the U.S. to customers in more than 75 countries around the world. We also continued to aggressively explore profitable opportunities for retail expansion in other regions of the world, as the existing 13 franchised stores in the Middle East continue to introduce new customers to our brands.

In our supply chain, we continued to see ongoing customer service and cost reduction benefits from our Asian sourcing, distribution, transportation and packaging initiatives. We also completed the transition of our North Carolina upholstered furniture operations to our new state-of-the-art facility as demand for our high quality, exclusive upholstered products continues to grow.

In business development, we acquired Rejuvenation, which is headquartered in Portland, Oregon. Rejuvenation is a leading manufacturer and multi-channel retailer of custom configured and authentic made-to-order lighting, in addition to high-end door and cabinet hardware.

Fiscal 2012

As we look forward to fiscal 2012, we continue to be focused on the customer so that we can continue to deliver increased revenue and profitability, while simultaneously investing in our future. Our key initiatives for 2012 are: to continue to grow sales in each of our existing brands through innovative product introductions and compelling marketing; to invest in the competitive strengths of our multi-channel business; to invest in our supply chain to ensure that we have the highest service levels in the industry; to leverage our customer insights to fill white space by developing new businesses within and outside of our current framework of brands; to answer the worldwide demand for our products by expanding the global presence of our brands; and to invest in the technologies that underlie all of these strategies in order to make it easy for our customers to decorate, entertain and cook at home.

E-commerce is our fastest growing and most profitable channel, and a key component of our future strategy. Unlike most other retailers, we already have a large percentage of our business online. In 2011, direct-to-customer net revenues grew to 43.9% of total company net revenues and e-commerce net revenues grew from 34.1% to 37.9% of total company net revenues. We believe our direct-to-customer percentage will grow to more than 50% over the next three years as we become less reliant on retail store expansion to drive increased profitability and long-term growth. To enhance and improve our e-commerce performance in 2012, we are focused on back-end technology investments and leveraging multi-channel customer data to enhance the online shopping experience and to make it easier to shop for custom configurations and personalized items.

In supply chain, we are focused on further improving customer service and enhancing profitability. In global sourcing and manufacturing, we will continue to build quality into every phase of the design and manufacturing process, and we are committed to further reducing returns and replacements due to damage and defects. Our new sourcing offices in China, Vietnam and Singapore are critical to achieving these goals. Fiscal 2012 will be the first full year we will operate our consolidated east coast distribution operations, as well as our new, state-of-the-art upholstered furniture manufacturing facility in North Carolina. Additionally, we will begin investing in the redesign, consolidation and modernization of our conveyable direct-to-customer distribution operations in Memphis, Tennessee. We are also committed to engineering value into our products while reducing waste. We believe that we can partially offset rising raw material and labor costs through improved packaging, design engineering and optimized transportation. This is an important tenet of our commitment to economic, social and environmental sustainability.

New business development is another key component of our growth strategy. In 2012, we will continue to identify innovative and exclusive businesses to develop internally or acquire that we believe can expand our reach and drive sustained profitable growth. Rejuvenation is an example of our acquisition strategy. It represents a significant opportunity to leverage our multi-channel and supply chain capabilities with the exclusive, high-quality lighting and house parts that Rejuvenation manufactures. Cultivate.com, announced in early 2012, is an example of an internally developed web-based business that offers inspiration, design help, and resources for homeowners and design professionals.

The largest new opportunity that we see in our future is in global expansion. In 2012, we will expand our global e-commerce shipping capabilities by increasing the number of countries we ship to from 75 to 99 and will continue to expand our franchise presence in the Middle East, growing from 13 franchised stores to a total of 18 franchised stores, including the addition of the Williams-Sonoma, PBteen and West Elm brands in fiscal 2012. In 2012, we will also begin investing in our multi-channel, fully integrated, global IT platform. This is a multi-year project that will foundationally support our broader global strategy.

In order to support these long-term e-commerce, global expansion, supply chain and other business development growth strategies, we expect our fiscal 2012 capital investment to be in the range of $200,000,000 to $220,000,000 and to invest an additional $15,000,000 to $20,000,000 in incremental selling, general and administrative expenses. Including all of these investments, in fiscal 2012 (a 53-week year), we expect net revenues to increase in the range of 6% to 8% and diluted earnings per share to be in the range of $2.37 to $2.47 with more than $240,000,000 expected to be returned to stockholders through share repurchases and dividends.

Results of Operations

NET REVENUES

Net revenues consist of direct-to-customer net revenues and retail net revenues. Direct-to-customer net revenues include sales of merchandise to customers through our e-commerce websites and our catalogs, as well as shipping fees. Retail net revenues include sales of merchandise to customers at our retail stores, as well as shipping fees on any retail products shipped to our customers’ homes. Shipping fees consist of revenue received from customers for delivery of merchandise to their homes. Revenues are presented net of sales returns and other discounts.

Dollars in thousands	Fiscal 2011	% Total	Fiscal 2010	% Total	Fiscal 2009	% Total
Direct-to-customer net revenues	$1,632,811	43.9%	$1,452,572	41.5%	$1,224,670	39.5%
Retail net revenues	2,088,084	56.1%	2,051,586	58.5%	1,878,034	60.5%
Net revenues	$3,720,895	100.0%	$3,504,158	100.0%	$3,102,704	100.0%

Net revenues in fiscal 2011 increased by $216,737,000, or 6.2%, compared to fiscal 2010. This increase was driven by growth of 7.3% in comparable brand revenue, including e-commerce net revenue growth of 17.9% within the direct-to-customer channel and a 3.5% increase in comparable store sales. Increased net revenues during fiscal 2011 were driven by the Pottery Barn, West Elm and Pottery Barn Kids brands.

Net revenues in fiscal 2010 increased by $401,454,000, or 12.9%, compared to fiscal 2009. This increase was driven by growth of 26.9% in our e-commerce net revenues primarily driven by increased Internet advertising and growth of 9.8% in comparable store sales, partially offset by a 4.1% year-over-year reduction in retail leased square footage, including 18 net fewer stores. Increased net revenues during fiscal 2010 were driven by the Pottery Barn, Pottery Barn Kids, West Elm and Williams-Sonoma brands.

The following table summarizes our net revenues by brand for fiscal 2011, fiscal 2010 and fiscal 2009.

Dollars in thousands	Fiscal 2011	Fiscal 2010	Fiscal 2009
Pottery Barn	$1,600,847	$1,511,029	$1,304,319
Williams-Sonoma	994,425	1,006,086	958,461
Pottery Barn Kids	521,565	487,647	432,999
West Elm	335,980	259,936	211,576
PBteen	212,270	197,635	163,240
Other	55,808	41,825	32,109
Total	$3,720,895	$3,504,158	$3,102,704

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

Percentages represent changes in comparable brand revenue compared to the same period in the prior year.

	$2,088,		$2,088,	$2,088,
Comparable brand revenue growth (decline)	Fiscal 2011		Fiscal 2010	Fiscal 2009
Pottery Barn	7.6%		17.7%	(11.1%	)
Williams-Sonoma	(0.3%	)	5.0%	(3.2%	)
Pottery Barn Kids	7.4%		16.4%	(12.0%	)
West Elm	30.3%		20.8%	(21.7%	)
PBteen	7.4%		21.1%	(4.7%	)
Total	7.3%		13.9%	(9.3%	)

DIRECT-TO-CUSTOMER NET REVENUES

Dollars in thousands	Fiscal 2011		Fiscal 2010		Fiscal 2009
Direct-to-customer net revenues	$1,632,811		$1,452,572		$1,224,670
Direct-to-customer net revenue growth (decline)	12.4%		18.6%		(12.5%	)
E-commerce net revenue growth (decline)	17.9%		26.9%		(8.7%	)
E-commerce net revenues as a percent of direct-to-customer net revenues	86.4%		82.4%		77.0%
Percent increase (decrease) in number of catalogs circulated	(2.1%	)	1.1%		(16.4%	)
Percent decrease in number of pages circulated	(2.6%	)	(1.3%	)	(21.1%	)

Direct-to-customer net revenues in fiscal 2011 increased by $180,239,000, or 12.4%, compared to fiscal 2010. This increase was driven by growth across all brands, led by Pottery Barn, West Elm and Pottery Barn Kids. In e-commerce, net revenues increased 17.9% to $1,410,236,000 in fiscal 2011, compared to $1,196,613,000 in fiscal 2010.

Direct-to-customer net revenues in fiscal 2010 increased by $227,902,000, or 18.6%, compared to fiscal 2009. This increase was driven by 26.9% growth in e-commerce net revenues in fiscal 2010 compared to fiscal 2009. Increased net revenues during fiscal 2010 were driven by the Pottery Barn, Pottery Barn Kids and PBteen brands.

RETAIL NET REVENUES AND OTHER DATA

Dollars in thousands	Fiscal 2011	Fiscal 2010	Fiscal 2009
Retail net revenues	$2,088,084	$2,051,586	$1,878,034
Retail net revenue growth (decline)	1.8%	9.2%	(4.3%	)
Comparable store sales growth (decline)	3.5%	9.8%	(5.1%	)
Number of stores – beginning of year	592	610	627
Number of new stores	5	4	9
Number of acquired stores[1]	3	—	—
Number of new stores due to remodeling[2]	10	7	8
Number of closed stores due to remodeling[2]	(7)	(5)	(11)
Number of permanently closed stores	(27)	(24)	(23)
Number of stores – end of year	576	592	610
Store selling square footage at year-end	3,535,000	3,609,000	3,763,000
Store leased square footage (“LSF”) at year-end	5,743,000	5,831,000	6,081,000

[1]	On November 1, 2011, we acquired Rejuvenation, Inc. See Note N to our consolidated financial statements.
[2]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams-Sonoma	259	6,500	260	6,400	259	6,300
Pottery Barn	194	13,800	193	13,100	199	13,000
Pottery Barn Kids	83	8,200	85	8,100	87	8,100
West Elm	37	17,100	36	17,100	36	17,600
Williams-Sonoma Home	—	—	—	—	11	13,200
Rejuvenation	3	17,200	—	—	—	—
Outlets[1]	—	—	18	19,600	18	20,200
Total[2]	576	10,000	592	9,800	610	10,000

[1]	Beginning in fiscal 2011, Outlet stores and their leased square footage have been reclassified into their respective brands.
[2]	Temporary “pop-up” stores, where lease terms are typically short-term in nature and are used to test new markets, are not included in the totals above as they are not considered permanent stores.

Retail net revenues in fiscal 2011 increased by $36,498,000, or 1.8%, compared to fiscal 2010. This increase was primarily driven by West Elm, Pottery Barn, international franchise operations and Pottery Barn Kids, despite a 1.5% year-over-year reduction in retail leased square footage, due to 16 net fewer stores (including the closure of our Williams-Sonoma Home stores at the end of fiscal 2010). Comparable store sales in fiscal 2011 increased 3.5%.

Retail net revenues in fiscal 2010 increased by $173,552,000, or 9.2%, compared to fiscal 2009. This increase was driven by growth of 9.8% in comparable store sales, partially offset by a 4.1% year-over-year reduction in retail leased square footage, including 18 net fewer stores. Increased net revenues during fiscal 2010 were driven by the Pottery Barn, West Elm and Williams-Sonoma brands.

COST OF GOODS SOLD

Dollars in thousands	Fiscal 2011	% Net Revenues	Fiscal 2010	% Net Revenues	Fiscal 2009	% Net Revenues
Cost of goods sold[1]	$2,261,039	60.8%	$2,130,299	60.8%	$1,999,467	64.4%

[1]	Includes total occupancy expenses of $500,660,000, $506,712,000 and $519,224,000 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

Fiscal 2011 vs. Fiscal 2010

Cost of goods sold increased by $130,740,000, or 6.1%, in fiscal 2011 compared to fiscal 2010. Cost of goods sold as a percentage of net revenues remained flat at 60.8% in fiscal 2011 (which includes expense of approximately $375,000 from lease termination related costs associated with underperforming retail stores)

compared to fiscal 2010 (which included expense of approximately $1,141,000 from lease termination related costs associated with underperforming retail stores). The leverage of fixed occupancy expenses due to increasing net revenues and a decrease in occupancy expense dollars was offset by lower selling margins due to higher promotional activity (including shipping fees).

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues increased approximately 70 basis points during fiscal 2011 compared to fiscal 2010. This increase as a percentage of net revenues was primarily driven by lower selling margins due to higher promotional activity (including shipping fees), partially offset by the leverage of fixed occupancy expenses due to increasing net revenues.

In the retail channel, cost of goods sold as a percentage of retail net revenues remained relatively flat during fiscal 2011 compared to fiscal 2010. A decrease in occupancy expense dollars and the leverage of fixed occupancy expenses due to increasing net revenues was offset by lower selling margins due to higher promotional activity.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Dollars in thousands	Fiscal 2011	% Net Revenues	Fiscal 2010	% Net Revenues	Fiscal 2009	% Net Revenues
Selling, general and administrative expenses	$1,078,124	29.0%	$1,050,445	30.0%	$981,795	31.6%

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

Fiscal 2011 vs. Fiscal 2010

Selling, general and administrative expenses increased by $27,679,000, or 2.6%, in fiscal 2011 compared to fiscal 2010. Including expense of approximately $2,819,000 from asset impairment and early lease termination charges for underperforming retail stores, selling, general and administrative expenses as a percentage of net revenues decreased to 29.0% in fiscal 2011 from 30.0% in fiscal 2010 (which included $16,384,000 from asset impairment and early lease termination charges for underperforming retail stores and $4,319,000 associated with the retirement of our former Chairman and Chief Executive Officer). This decrease was primarily driven by a decrease in asset impairment and early lease termination charges related to our underperforming retail stores in fiscal 2011, lower incentive compensation costs, greater advertising productivity and reductions in other general expenses. This decrease was partially offset by higher employment which is reflective of our planned incremental investment to support our e-commerce, global expansion and business development growth strategies.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of direct-to-customer net revenues decreased approximately 120 basis points in fiscal 2011 compared to fiscal 2010. This decrease as a percentage of net revenues was primarily driven by greater advertising productivity and the leverage of other general expenses due to increasing net revenues, partially offset by higher employment.

In the retail channel, selling, general and administrative expenses as a percentage of retail net revenues decreased approximately 60 basis points in fiscal 2011 compared to fiscal 2010. This decrease as a percentage of net revenues was primarily driven by a decrease in asset impairment and early lease termination charges and reductions in other general expenses, partially offset by higher employment.

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

INCOME TAXES

Our effective income tax rate was 37.9% for fiscal 2011, 38.0% for fiscal 2010 and 35.6% for fiscal 2009. The increase in the effective income tax rate in fiscal 2010 over fiscal 2009 was primarily driven by certain favorable income tax resolutions that had a larger impact on the fiscal 2009 tax rate due to the lower level of earnings in fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of January 29, 2012, we held $502,757,000 in cash and cash equivalent funds, the majority of which are held in money market funds and highly liquid U.S. Treasury bills. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2012, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, purchases of property and equipment, stock repurchases and dividend payments. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to March 23, 2015, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During fiscal 2011 and fiscal 2010, we had no borrowings under the credit facility, and no amounts were outstanding as of January 29, 2012 or January 30, 2011. However, as of January 29, 2012, $9,420,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Additionally, as of January 29, 2012, we had three unsecured letter of credit reimbursement facilities for a total of $90,000,000, of which an aggregate of $23,544,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our bank covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2012. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

In fiscal 2011, net cash provided by operating activities was $291,334,000 compared to $355,989,000 in fiscal 2010. Net cash provided by operating activities in fiscal 2011 was primarily attributable to net earnings. Net cash provided by operating activities in fiscal 2011 decreased compared to fiscal 2010 primarily due to a decrease in accounts payable and accrued liabilities and a decrease in income taxes payable, partially offset by an increase in fiscal 2011 net earnings.

In fiscal 2010, net cash provided by operating activities was $355,989,000 compared to $490,718,000 in fiscal 2009. Net cash provided by operating activities in fiscal 2010 was primarily attributable to net earnings, and an increase in accounts payable and accrued liabilities, partially offset by an increase in merchandise inventories. Net cash provided by operating activities in fiscal 2010 decreased compared to fiscal 2009 primarily due to an increase in merchandise inventories and a decrease in income taxes payable, partially offset by an increase in fiscal 2010 net earnings.

Net cash used in investing activities was $157,704,000 for fiscal 2011 compared to $63,995,000 in fiscal 2010. Fiscal 2011 purchases of property and equipment were $130,353,000, comprised of $53,679,000 for systems development projects (including e-commerce websites), $42,263,000 for 5 new and 12 remodeled or expanded stores and $34,411,000 for distribution center and other infrastructure projects. Net cash used in investing activities for fiscal 2011 increased compared to fiscal 2010 primarily due to an increase in purchases of property and equipment, as well as our acquisition of Rejuvenation in the fourth quarter of fiscal 2011.

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

In fiscal 2012, we anticipate investing $200,000,000 to $220,000,000 in the purchase of property and equipment, primarily for systems development projects (including e-commerce websites), the construction of 17 new stores and 13 remodeled or expanded stores, and distribution center and other infrastructure projects.

For fiscal 2011, net cash used in financing activities was $259,039,000 compared to $178,315,000 in fiscal 2010. Net cash used in financing activities in fiscal 2011 was primarily attributable to repurchases of $194,429,000 of common stock and the payment of dividends of $68,877,000. Net cash used in financing activities in fiscal 2011 increased compared to fiscal 2010 primarily due to an increase in our repurchase of common stock.

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

Dividend Policy

See section titled Dividend Policy within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Stock Repurchase Program

See section titled Stock Repurchase Program within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of

January 29, 2012:

	Payments Due by Period[1]
Dollars in thousands	Fiscal 2012	Fiscal 2013 to Fiscal 2015	Fiscal 2016 to Fiscal 2017	Thereafter	Total
Capital leases	$260	$89	$—	$—	$349
Memphis-based distribution facilities obligation	1,535	5,389	—	—	6,924
Interest[2]	697	1,084	—	—	1,781
Operating leases[3]	221,591	534,023	257,240	373,385	1,386,239
Purchase obligations[4]	579,803	4,841	150	—	584,794
Total	$803,886	$545,426	$257,390	$373,385	$1,980,087

[1]

This table excludes $14.0 million of liabilities for unrecognized tax benefits associated with uncertain tax positions as we are not able to reasonably estimate when and if cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in the accompanying Consolidated Balance Sheet as of January 29, 2012.

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

Memphis-Based Distribution Facilities Obligation

As of January 29, 2012, total debt of $6,924,000 consists entirely of bond-related debt pertaining to the consolidation of one of our Memphis-based distribution facilities due to its related party relationship and our obligation to renew the lease until the bonds are fully repaid. See discussion of our Memphis-based distribution facilities at Note F to our consolidated financial statements.

Operating Leases

We lease store locations, distribution centers, customer care centers, corporate facilities and certain equipment for original terms ranging generally from 3 to 22 years. Certain leases contain renewal options for periods up to 20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligation of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, any contingent rental payments are recorded as incurred each period when the sales threshold is probable of being met and are excluded from our calculation of deferred rent liability. See Notes A and E to our Consolidated Financial Statements.

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

Other Contractual Obligations

We have other liabilities reflected in our Consolidated Balance Sheets. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2012 which are included in our current liabilities as of January 29, 2012.

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of January 29, 2012:

	Amount of Outstanding Commitment Expiration By Period
Dollars in thousands	Fiscal 2012	Fiscal 2013 to Fiscal 2015	Fiscal 2016 to Fiscal 2017	Thereafter	Total
Credit facility	$—	—	—	—	$—
Letter of credit facilities	23,544	—	—	—	23,544
Standby letters of credit	9,420	—	—	—	9,420
Total	$32,964	—	—	—	$32,964

Credit Facility

We have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to March 23, 2015, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense “EBITDAR”), and covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries that have guaranteed the credit facility to pay the full amount of our obligations under the credit facility. As of January 29, 2012, we were in compliance with our financial covenants under the credit facility and, based on current projections, we expect to be in compliance throughout fiscal 2012. The credit facility matures on September 23, 2015, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During fiscal 2011 and fiscal

2010, we had no borrowings under the credit facility, and no amounts were outstanding as of January 29, 2012 or January 30, 2011. Additionally, as of January 29, 2012, $9,420,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $90,000,000, each of which matures on August 31, 2012. The letter of credit facilities contain covenants and provide for events of default that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of January 29, 2012, an aggregate of $23,544,000 was outstanding under the letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 28, 2013.

MEMPHIS-BASED DISTRIBUTION FACILITIES

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of the estate of W. Howard Lester (“Mr. Lester”), our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan (“Mr. McMahan”), a former Director Emeritus and significant stockholder. Partnership 1 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties. The terms of the lease automatically renewed until the bonds that financed the construction of the facility were fully repaid in December 2010, at which time we continued to rent the facility on a month-to-month basis. In October 2011, we entered into an agreement with Partnership 1 to lease the facilities through April 2013. During fiscal 2011, we made rental payments associated with the lease of $618,000. We made annual rental payments in fiscal 2010 and 2009 of $618,000, plus interest on the bonds.

Our other Memphis-based distribution facility includes an operating lease entered into in August 1990 for another distribution facility that is adjoined to the Partnership 1 facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 2”) comprised of the estate of Mr. Lester, the estate of Mr. McMahan and two unrelated parties. Partnership 2 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties. The term of the lease automatically renews on an annual basis until the bonds that financed the construction of the facility are fully repaid in August 2015. As of January 29, 2012, $6,924,000 was outstanding under the Partnership 2 bonds. We made annual rental payments of approximately $2,516,000, $2,567,000 and $2,582,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

As of January 29, 2012, Partnership 2 qualifies as a variable interest entity and is consolidated by us due to its related party relationship and our obligation to renew the lease until the bonds are fully repaid. As such, as of January 29, 2012, our consolidated balance sheet includes $11,975,000 in assets (primarily buildings), $6,924,000 in debt and $5,051,000 in other long-term liabilities related to the consolidation of the Partnership 2 distribution facility.

IMPACT OF INFLATION

The impact of inflation (or deflation) on our results of operations for the past three fiscal years has not been significant. In light of the recent economic environment, however, we cannot be certain of the effect inflation (or deflation) may have on the results of our operations in the future.

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

We believe the following critical accounting policies used in the preparation of our consolidated financial statements include significant estimates and assumptions.

Merchandise Inventories

Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted average method) or market. To determine if the value of our inventory should be marked down below cost, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. Our inventory value is adjusted periodically to reflect current market conditions, which requires management judgments that may significantly affect the ending inventory valuation, as well as gross margin. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We reserve for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales and selling prices.

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

Due to these factors, our obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on our inventory balances. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on net earnings. As of January 29, 2012 and January 30, 2011, our inventory obsolescence reserves were $12,026,000 and $12,348,000, respectively.

Advertising and Prepaid Catalog Expenses

Advertising expenses consist of media and production costs related to catalog mailings, e-commerce advertising and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement, with the exception of prepaid catalog expenses. Prepaid catalog expenses consist primarily of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual direct-to-customer revenues to the total of actual and estimated future direct-to-customer revenues on an individual catalog basis. Estimated future direct-to-customer revenues are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable remaining future profitability (remaining direct-to-customer net revenues less merchandise cost of goods sold, selling expenses and catalog-related costs) associated with that catalog. If the catalog is not expected to be profitable, the carrying amount of the catalog is impaired accordingly.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

We review the carrying value of all long-lived assets for impairment, primarily at a store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. Impairment results when the carrying value of the asset exceeds the estimated undiscounted future cash flows over its remaining useful life. For store impairment, our estimate of undiscounted future cash flows over the store lease term (generally 5 to 22 years) is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment rates, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the net carrying value and the asset’s fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is estimated based upon future cash flows (discounted at a rate commensurate with the risk and that approximates our weighted average cost of capital).

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for employee health benefits, workers’ compensation and product and general liability claims were $19,103,000 and $19,122,000 as of January 29, 2012 and January 30, 2011, respectively, and are recorded within accrued salaries, benefits and other within our Consolidated Balance Sheets.

Stock-Based Compensation

We account for stock-based compensation arrangements by measuring and recording compensation expense in our consolidated financial statements for all stock-based awards using a fair value method. For stock options and stock-settled stock appreciation rights (“option awards”), fair value is determined using the Black-Scholes valuation model, while restricted stock units are valued using the closing price of our stock on the date prior to the date of grant. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised, converted or cancelled. The fair value of the award is amortized over the requisite service period.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in previous guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. This amended guidance is effective for our first quarter of fiscal 2012 and will only impact the presentation of comprehensive income within our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This guidance is intended to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. This amended guidance is effective for us beginning in the first quarter of fiscal 2012. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

As of January 29, 2012, our line of credit facility was the only instrument we held with a variable interest rate which could, if drawn upon, subject us to risks associated with changes in that interest rate. As of January 29, 2012, there were no amounts outstanding under our credit facility.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of January 29, 2012, our investments, made primarily in money market funds and highly liquid U.S. Treasury bills, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 3% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during fiscal 2011 and fiscal 2010. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, as of January 29, 2012, our retail stores in Canada and our limited operations in Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during fiscal 2011 or fiscal 2010.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

	Fiscal Year Ended
Dollars and shares in thousands, except per share amounts	Jan. 29, 2012	Jan. 30, 2011	Jan. 31, 2010
Net revenues	$3,720,895	$3,504,158	$3,102,704
Cost of goods sold	2,261,039	2,130,299	1,999,467
Gross margin	1,459,856	1,373,859	1,103,237
Selling, general and administrative expenses	1,078,124	1,050,445	981,795
Operating income	381,732	323,414	121,442
Interest (income) expense, net	(98)	354	1,153
Earnings before income taxes	381,830	323,060	120,289
Income taxes	144,899	122,833	42,847
Net earnings	$236,931	$200,227	$77,442
Basic earnings per share	$2.27	$1.87	$0.73
Diluted earnings per share	$2.22	$1.83	$0.72
Shares used in calculation of earnings per share:
Basic	104,352	106,956	105,763
Diluted	106,582	109,522	107,373

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Balance Sheets

Dollars and shares in thousands, except per share amounts	Jan. 29, 2012	Jan. 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$502,757	$628,403
Restricted cash	14,732	12,512
Accounts receivable, net	45,961	41,565
Merchandise inventories, net	553,461	513,381
Prepaid catalog expenses	34,294	36,825
Prepaid expenses	24,188	21,120
Deferred income taxes, net	91,744	85,612
Other assets	9,229	8,176
Total current assets	1,276,366	1,347,594
Property and equipment, net	734,672	730,556
Non-current deferred income taxes, net	12,382	32,646
Other assets, net	37,418	20,966
Total assets	$2,060,838	$2,131,762
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$218,329	$227,963
Accrued salaries, benefits and other	111,774	122,440
Customer deposits	190,417	192,450
Income taxes payable	22,435	41,997
Current portion of long-term debt	1,795	1,542
Other liabilities	27,049	25,324
Total current liabilities	571,799	611,716
Deferred rent and lease incentives	181,762	202,135
Long-term debt	5,478	7,130
Other long-term obligations	46,537	51,918
Total liabilities	805,576	872,899
Commitments and contingencies – See Note J
Stockholders’ equity
Preferred stock, $.01 par value, 7,500 shares authorized, none issued	0	0
Common stock, $.01 par value, 253,125 shares authorized,
100,451 shares issued and outstanding at January 29, 2012; 104,888 shares issued and outstanding at January 30, 2011	1,005	1,049
Additional paid-in capital	478,720	466,885
Retained earnings	762,947	777,939
Accumulated other comprehensive income	12,590	12,990
Total stockholders’ equity	1,255,262	1,258,863
Total liabilities and stockholders’ equity	$2,060,838	$2,131,762

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
Dollars and shares in thousands	Shares	Amount

Balance at February 1, 2009	105,664	$1,057	$416,366	$725,052	$5,509	$1,147,984

Net earnings	—	—	—	77,442	—	77,442	$77,442
Foreign currency translation adjustment	—	—	—	—	4,876	4,876	4,876
Unrealized gain on investment	—	—	—	—	2	2	2
Exercise of stock–based awards and related tax effect	963	10	11,337	—	—	11,347
Conversion/release of stock-based awards	335	3	(3,624)	—	—	(3,621)
Stock-based compensation expense	—	—	24,769	220	—	24,989
Dividends declared	—	—	—	(51,424)	—	(51,424)

Comprehensive income							$82,320

Balance at January 31, 2010	106,962	$1,070	$448,848	$751,290	$10,387	$1,211,595

Net earnings	—	—	—	200,227	—	200,227	$200,227
Foreign currency translation adjustment	—	—	—	—	2,603	2,603	2,603
Exercise of stock–based awards and related tax effect	983	10	23,290	—	—	23,300
Conversion/release of stock-based awards	1,206	12	(17,930)	—	—	(17,918)
Repurchase and retirement of common stock	(4,263)	(43)	(13,945)	(111,012)	—	(125,000)
Stock-based compensation expense	—	—	26,622	8	—	26,630
Dividends declared	—	—	—	(62,574)	—	(62,574)

Comprehensive income							$202,830

Balance at January 30, 2011	104,888	$1,049	$466,885	$777,939	$12,990	$1,258,863

Net earnings	—	—	—	236,931	—	236,931	$236,931
Foreign currency translation adjustment	—	—	—	—	(400)	(400)	(400)
Exercise of stock–based awards and related tax effect	430	4	17,921	—	—	17,925
Conversion/release of stock-based awards	517	5	(11,661)	—	—	(11,656)
Repurchase and retirement of common stock	(5,384)	(53)	(18,757)	(175,619)	—	(194,429)
Stock-based compensation expense	—	—	24,332	4	—	24,336
Dividends declared	—	—	—	(76,308)	—	(76,308)

Comprehensive income							$236,531

Balance at January 29, 2012	100,451	$1,005	$478,720	$762,947	$12,590	$1,255,262

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
Dollars in thousands	Jan. 29, 2012	Jan. 30, 2011	Jan. 31, 2010
Cash flows from operating activities:
Net earnings	$236,931	$200,227	$77,442
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	130,553	144,630	151,796
(Gain)/loss on sale/disposal of assets	2,040	(1,139)	2,603
Impairment of assets	840	5,453	30,533
Amortization of deferred lease incentives	(27,547)	(37,115)	(36,799)
Deferred income taxes	14,210	23,566	(23,595)
Tax benefit from exercise of stock-based awards	494	(789)	714
Stock-based compensation expense	24,336	26,630	24,989
Other	17	0	0
Changes in:
Accounts receivable	(4,763)	3,477	(6,620)
Merchandise inventories	(34,853)	(46,464)	108,332
Prepaid catalog expenses	2,559	(4,048)	3,647
Prepaid expenses and other assets	(2,065)	(1,729)	23,349
Accounts payable	(21,154)	35,946	29,202
Accrued salaries, benefits and other current and long-term liabilities	(16,030)	19,314	42,084
Customer deposits	(2,242)	(3,112)	2,353
Deferred rent and lease incentives	7,570	(2,550)	12,403
Income taxes payable	(19,562)	(6,308)	48,285
Net cash provided by operating activities	291,334	355,989	490,718
Cash flows from investing activities:
Purchases of property and equipment	(130,353)	(61,906)	(72,263)
Restricted cash deposits	(2,220)	(12,512)	0
Proceeds from sale of assets	81	10,823	1,033
Proceeds from insurance reimbursement	751	0	0
Acquisition of Rejuvenation Inc., net of cash received	(25,363)	0	0
Other	(600)	(400)	0
Net cash used in investing activities	(157,704)	(63,995)	(71,230)
Cash flows from financing activities:
Repurchase of common stock	(194,429)	(125,000)	0
Payment of dividends	(68,877)	(59,160)	(51,132)
Repayments of long-term obligations	(1,626)	(1,587)	(14,702)
Net proceeds from exercise of stock-based awards	9,614	15,736	11,861
Tax withholdings related to stock-based awards	(11,656)	(17,918)	(3,621)
Excess tax benefit from exercise of stock-based awards	8,021	11,239	2,131
Other	(86)	(1,625)	(35)
Net cash used in financing activities	(259,039)	(178,315)	(55,498)
Effect of exchange rates on cash and cash equivalents	(237)	781	1,131
Net increase (decrease) in cash and cash equivalents	(125,646)	114,460	365,121
Cash and cash equivalents at beginning of year	628,403	513,943	148,822
Cash and cash equivalents at end of year	$502,757	$628,403	$513,943
Supplemental disclosure of cash flow information:
Cash paid/(received) during the year for:
Interest	$1,952	$2,381	$3,198
Income taxes, net of refunds	150,657	98,617	(8,593)

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

We are a specialty retailer of high-quality products for the home. The direct-to-customer segment of our business sells our products through our six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and rejuvenation.com) and seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Rejuvenation). The catalogs reach customers throughout the U.S. The retail segment of our business sells similar products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation). As of January 29, 2012, we operated 576 stores in 44 states, Washington, D.C., Canada and Puerto Rico.

Significant intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Sunday closest to January 31, based on a 52/53-week year. Fiscal 2011, a 52-week year, ended on January 29, 2012; fiscal 2010, a 52-week year, ended on January 30, 2011; and fiscal 2009, a 52-week year, ended on January 31, 2010.

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

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less. Our policy is to invest in high-quality, short-term instruments that maintain a level of liquidity consistent with our needs. As of January 29, 2012, we were invested primarily in money market funds and highly liquid U.S. Treasury bills. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.

Restricted Cash

Restricted cash represents deposits held in trusts to secure our liabilities associated with our workers’ compensation and other insurance programs.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card and landlord receivables for which collectability is reasonably assured. Other miscellaneous receivables are evaluated for collectability on a regular basis and an allowance for doubtful accounts is recorded as deemed necessary. Our allowance for doubtful accounts was not material to our financial statements as of January 29, 2012 and January 30, 2011.

Merchandise Inventories

Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted average method) or market. To determine if the value of our inventory should be marked down below cost, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. Our inventory value is adjusted periodically to reflect current market conditions, which requires management judgments that may significantly affect the ending inventory valuation, as well as gross margin. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We reserve for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales and selling prices.

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

Due to these factors, our obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on our inventory balances. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on net earnings. As of January 29, 2012 and January 30, 2011, our inventory obsolescence reserves were $12,026,000 and $12,348,000, respectively.

Advertising and Prepaid Catalog Expenses

Advertising expenses consist of media and production costs related to catalog mailings, e-commerce advertising and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement, with the exception of prepaid catalog expenses. Prepaid catalog expenses consist primarily of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual direct-to-customer revenues to the total of actual and estimated future direct-to-customer revenues on an individual catalog basis. Estimated future direct-to-customer revenues are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable remaining future profitability (remaining direct-to-customer net revenues less merchandise cost of goods sold, selling expenses and catalog-related costs) associated with that catalog. If the catalog is not expected to be profitable, the carrying amount of the catalog is impaired accordingly.

Total advertising expenses (including catalog advertising, e-commerce advertising and all other advertising costs) were approximately $301,316,000, $293,623,000 and $264,963,000 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets below.

Leasehold improvements	Shorter of estimated useful life or lease term (generally 2 –22 years)
Fixtures and equipment	2 – 20 years
Buildings and building improvements	5 – 40 years
Capitalized software	2 – 10 years

Interest costs related to assets under construction, including software projects, are capitalized during the construction or development period. We capitalized interest costs of $1,016,000, $1,277,000 and $1,763,000 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

We review the carrying value of all long-lived assets for impairment, primarily at a store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. Impairment results when the carrying value of the asset exceeds the estimated undiscounted future cash flows over its remaining useful life. For store impairment, our estimate of undiscounted future cash flows over the store lease term (generally 5 to 22 years) is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment rates, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the net carrying value and the asset’s fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is estimated based upon future cash flows (discounted at a rate commensurate with the risk and that approximates our weighted average cost of capital).

For any store or facility closure where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the cease use date.

During fiscal 2011, we recorded expense of approximately $3,194,000 associated with asset impairment and early lease termination charges for underperforming retail stores, of which $2,819,000 is recorded within selling, general and administrative expenses, and the remainder of which is recorded within cost of goods sold.

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

Goodwill

At January 29, 2012, we had goodwill of $19,301,000 included in other assets, net, primarily related to our fiscal 2011 acquisition of Rejuvenation (see Note N). Goodwill is not amortized, but rather is subject to impairment testing annually, or between annual tests whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Events that may result in an impairment review include significant changes in the business climate, declines in operating results, or an expectation that the carrying amount may exceed fair value. We assess potential impairment by considering present economic conditions as well as future expectations. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, is in excess of its fair value, impairment may exist, and we must perform a second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for employee health benefits, workers’ compensation and product and general liability claims were $19,103,000 and $19,122,000 as of January 29, 2012 and January 30, 2011, respectively, and are recorded within accrued salaries, benefits and other.

Customer Deposits

Customer deposits are primarily comprised of unredeemed gift cards, gift certificates and merchandise credits and deferred revenue related to undelivered merchandise. We maintain a liability for unredeemed gift cards, gift certificates and merchandise credits until the earlier of redemption, escheatment or four years as we have concluded that the likelihood of our gift cards and gift certificates being redeemed beyond four years from the date of issuance is remote.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt approximate their estimated fair values.

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

Sales Returns Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. A summary of activity in the sales returns reserve is as follows:

Dollars in thousands	Fiscal 2011	[1]	Fiscal 2010	[1]	Fiscal 2009	[1]
Balance at beginning of year	$12,502		$11,839		$10,142
Provision for sales returns	245,815		221,289		203,053
Actual sales returns	(244,166)		(220,626)		(201,356)
Balance at end of year	$14,151		$12,502		$11,839

[1]	Amounts are shown net of cost of goods sold.

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

Stock-Based Compensation

We account for stock-based compensation arrangements by measuring and recording compensation expense in our consolidated financial statements for all stock-based awards using a fair value method. For stock options and stock-settled stock appreciation rights (“option awards”), fair value is determined using the Black-Scholes valuation model, while restricted stock units are valued using the closing price of our stock on the date prior to the date of grant. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised, converted or cancelled. The fair value of the award is amortized over the requisite service period.

Foreign Currency Translation

As of January 29, 2012, our 16 retail stores in Canada and our limited operations in Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations.

Additionally, some of our foreign operations have a functional currency different than the U.S. dollar, such as in Canada (functional currency of the Canadian Dollar) and in Europe (functional currency of the Euro or Great British Pound). Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income within stockholders’ equity. Gains and losses resulting from foreign currency transactions have not been significant and are included in selling, general and administrative expenses.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in previous guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. This amended guidance is effective for our first quarter of fiscal 2012 and will only impact the presentation of comprehensive income within our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This guidance is intended to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. This amended guidance is effective for us beginning in the first quarter of fiscal 2012. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Note B: Property and Equipment

Property and equipment consists of the following:

Dollars in thousands	Jan. 29, 2012	Jan. 30, 2011
Leasehold improvements	$812,701	$809,239
Fixtures and equipment	597,453	572,155
Capitalized software	310,761	292,424
Land and buildings	137,943	126,061
Corporate systems projects in progress [1]	72,924	56,602
Construction in progress [2]	2,695	1,568
Total	1,934,477	1,858,049
Accumulated depreciation	(1,199,805)	(1,127,493)
Property and equipment, net	$734,672	$730,556

[1]

Corporate systems projects in progress as of January 29, 2012 includes approximately $48.2 million for the remaining portion of our new inventory and order management system currently under development.

[2]

Construction in progress is primarily comprised of leasehold improvements and furniture and fixtures related to new, expanded or remodeled retail stores where construction had not been completed as of year-end.

Note C: Borrowing Arrangements

Long-term debt consists of the following:

Dollars in thousands	Jan. 29, 2012	Jan. 30, 2011
Capital leases	$349	$334
Memphis-based distribution facilities obligation	6,924	8,338
Total debt	7,273	8,672
Less current maturities	(1,795)	(1,542)
Total long-term debt	$5,478	$7,130

Memphis-Based Distribution Facilities Obligation

As of January 29, 2012 and January 30, 2011, total debt of $6,924,000 and $8,338,000, respectively, consists entirely of bond-related debt pertaining to the consolidation of one of our Memphis-based distribution facilities due to its related party relationship and our obligation to renew the lease until the bonds are fully repaid (see Note F).

The aggregate maturities of long-term debt at January 29, 2012 were as follows:

Dollars in thousands
Fiscal 2012		$1,795
Fiscal 2013		1,724
Fiscal 2014		1,786
Fiscal 2015		1,968
Total		$7,273

Credit Facility

We have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to March 23, 2015, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense “EBITDAR”), and covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of our obligations under the credit facility and an obligation of any or all of our U.S. subsidiaries that have guaranteed the credit facility to pay the full amount of our obligations under the credit facility. As of January 29, 2012, we were in compliance with our financial covenants under the credit facility and, based on current projections, we expect to be in compliance throughout fiscal 2012. The credit facility matures on September 23, 2015, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During fiscal 2011 and fiscal 2010, we had no borrowings under the credit facility, and no amounts were outstanding as of January 29, 2012 or January 30, 2011. Additionally, as of January 29, 2012, $9,420,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $90,000,000, each of which matures on August 31, 2012. The letter of credit facilities contain covenants and provide for events of default that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of January 29, 2012, an aggregate of $23,544,000 was outstanding under the letter of credit facilities, which represent only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 28, 2013.

Note D: Income Taxes

The components of earnings before income taxes, by tax jurisdiction, are as follows:

	Fiscal Year Ended
Dollars in thousands	Jan. 29, 2012	Jan. 30, 2011	Jan. 31, 2010
United States	$367,620	$308,033	$111,689
Foreign	14,210	15,027	8,600
Total earnings before income taxes	$381,830	$323,060	$120,289

The provision for income taxes consists of the following:

	Fiscal Year Ended
Dollars in thousands	Jan. 29, 2012	Jan. 30, 2011	Jan. 31, 2010
Current
Federal	$104,370	$79,719	$55,563
State	22,275	15,576	8,122
Foreign	4,044	3,972	2,757
Total current	130,689	99,267	66,442
Deferred
Federal	15,650	20,429	(21,636)
State	(1,427)	3,047	(2,280)
Foreign	(13)	90	321
Total deferred	14,210	23,566	(23,595)
Total provision	$144,899	$122,833	$42,847

Except where required by U.S. tax law, we have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we intended to utilize those earnings in our foreign operations for an indefinite period of time. As of January 29, 2012, the accumulated undistributed earnings of all foreign subsidiaries were approximately $26,600,000 and are sufficient to support our anticipated future cash needs for our foreign operations. We currently intend to utilize the remainder of those undistributed earnings for an indefinite period of time and will only repatriate such earnings when it is tax effective to do so. It is currently not practical to estimate the tax liability that might be payable if these foreign earnings were to be repatriated.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal Year Ended
	Jan. 29, 2012		Jan. 30, 2011		Jan. 31, 2010
Federal income taxes at the statutory rate	35.0%		35.0%		35.0%
State income tax rate	3.5%		3.8%		2.4%
Other	(0.6%	)	(0.8%	)	(1.8%	)
Effective tax rate	37.9%		38.0%		35.6%

Significant components of our deferred tax accounts are as follows:

Dollars in thousands	Jan. 29, 2012	Jan. 30, 2011
Current:
Compensation	$8,638	$8,086
Merchandise inventories	21,923	20,424
Accrued liabilities	15,438	16,182
Customer deposits	53,638	50,452
Prepaid catalog expenses	(12,869)	(14,614)
Other	4,976	5,082
Total current	91,744	85,612
Non-current:
Depreciation	(9,008)	16,064
Deferred rent	15,824	15,067
Deferred lease incentives	(28,353)	(26,990)
Stock-based compensation	20,211	17,370
Executive deferral plan	4,563	5,253
Uncertainties	4,856	5,407
Other	4,289	475
Total non-current	12,382	32,646
Total deferred tax assets, net	$104,126	$118,258

The following table summarizes the activity related to our gross unrecognized tax benefits:

Dollars in thousands	Jan. 29, 2012	Jan. 30, 2011	Jan. 31, 2010
Balance at beginning of year	$11,619	$15,866	$16,243
Increases related to current year tax positions	1,329	821	1,029
Increases for tax positions for prior years	379	0	655
Decreases for tax positions for prior years	(370)	(560)	(179)
Settlements	(2,070)	(1,701)	(329)
Lapses in statute of limitations	(864)	(2,807)	(1,553)
Balance at end of year	$10,023	$11,619	$15,866

As of January 29, 2012, January 30, 2011 and January 31, 2010, we had $10,023,000, $11,619,000, and $15,866,000, respectively, of gross unrecognized tax benefits, of which $6,738,000, $7,812,000, and $10,594,000, respectively, would, if recognized, affect the effective tax rate.

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of January 29, 2012 and January 30, 2011, our accruals, entirely for the payment of interest, totaled $3,983,000 and $4,062,000, respectively.

Due to the potential resolution of state issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of zero to $5,700,000.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We have concluded all U.S. federal income tax matters through fiscal 2007. Substantially all material state, local and foreign income tax examinations have been concluded through fiscal 2000.

Note E: Accounting for Leases

Operating Leases

We lease store locations, distribution centers, customer care centers, corporate facilities and certain equipment for original terms ranging generally from 3 to 22 years. Certain leases contain renewal options for periods up to 20 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a percentage of store sales if a specified store sales threshold or contractual obligation of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, any contingent rental payments are recorded as incurred each period when the sales threshold is probable of being met and are excluded from our calculation of deferred rent liability.

Total rental expense for all operating leases was as follows:

	Fiscal Year Ended
Dollars in thousands	Jan. 29, 2012	Jan. 30, 2011	Jan. 31, 2010
Rent expense	$186,346	$185,979	$189,404
Contingent rent expense	34,390	34,856	33,994
Rent expense before deferred lease incentive income	220,736	220,835	223,398
Deferred lease incentive income	(27,547)	(37,115)	(36,799)
Less: sublease rental income	(382)	(329)	(326)
Total rent expense[1]	$192,807	$183,391	$186,273

[1]	Excludes all other occupancy-related costs including depreciation, common area maintenance, utilities and property taxes.

The aggregate future minimum annual cash rental payments under non-cancelable operating leases, excluding the one Memphis-based distribution facility consolidated by us (see Note F), in effect at January 29, 2012 were as follows:

Dollars in thousands	Lease Commitments[1,2]
Fiscal 2012	$ 221,591
Fiscal 2013	199,852
Fiscal 2014	179,440
Fiscal 2015	154,731
Fiscal 2016	140,006
Thereafter	490,619
Total	$1,386,239

[1]	Represents future projected cash payments and, therefore, is not necessarily representative of future expected rental expense.
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

Note F: Memphis-Based Distribution Facilities

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of the estate of W. Howard Lester (“Mr. Lester”), our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan (“Mr. McMahan”), a former Director Emeritus and significant stockholder. Partnership 1 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties. The terms of the lease automatically renewed until the bonds that financed the construction of the facility were fully repaid in December 2010, at which time we continued to rent the facility on a month-to-month basis. In October 2011, we entered into an agreement with Partnership 1 to lease the facilities through April 2013. During fiscal 2011, we made rental payments associated with the lease of $618,000. We made annual rental payments in fiscal 2010 and 2009 of approximately $618,000, plus interest on the bonds.

Our other Memphis-based distribution facility includes an operating lease entered into in August 1990 for another distribution facility that is adjoined to the Partnership 1 facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 2”) comprised of the estate of Mr. Lester, the estate of Mr. McMahan and two unrelated parties. Partnership 2 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties. The term of the lease automatically renews on an annual basis until the bonds that financed the construction of the facility are fully repaid in August 2015. As of January 29, 2012, $6,924,000 was outstanding under the Partnership 2 bonds. We made annual rental payments of approximately $2,516,000, $2,567,000 and $2,582,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

As of January 29, 2012, Partnership 2 qualifies as a variable interest entity and is consolidated by us due to its related party relationship and our obligation to renew the lease until the bonds are fully repaid. As such, as of January 29, 2012, our consolidated balance sheet includes $11,975,000 in assets (primarily buildings), $6,924,000 in debt and $5,051,000 in other long-term liabilities related to the consolidation of the Partnership 2 distribution facility.

Note G: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
2011
Basic	$236,931	104,352	$2.27
Effect of dilutive stock-based awards		2,230
Diluted	$236,931	106,582	$2.22
2010
Basic	$200,227	106,956	$1.87
Effect of dilutive stock-based awards		2,566
Diluted	$200,227	109,522	$1.83
2009
Basic	$77,442	105,763	$0.73
Effect of dilutive stock-based awards		1,610
Diluted	$77,442	107,373	$0.72

Stock-based awards of 1,743,000, 1,488,000 and 2,684,000 shares in fiscal 2011, fiscal 2010 and fiscal 2009, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

Note H: Stock-Based Compensation

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 25,759,903 shares. As of January 29, 2012, there were approximately 9,065,265 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of seven years. Incentive stock options that may be issued to 10% stockholders, however, have a maximum term of five years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date or not less than 110% of such closing price for an incentive stock option granted to a 10% stockholder. Option awards granted to employees generally vest over a period of four to five years. Stock awards granted to employees generally vest over a period of four years. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises will be funded with the issuance of new shares.

Stock-Based Compensation Expense

During fiscal 2011, fiscal 2010 and fiscal 2009, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $24,336,000, $26,630,000, and $24,989,000, respectively. As of January 29, 2012, there was a remaining unamortized expense balance of $45,958,000 (net of estimated forfeitures), which we expect to be recognized on a straight-line basis over an average remaining service period of approximately three years.

Stock Options

The following table summarizes our stock option activity during fiscal 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance at January 30, 2011	1,367,629	$28.81
Granted	0	0
Exercised	(429,773)	22.37		$7,343,000
Canceled	(3,160)	29.20
Balance at January 29, 2012 (100% vested)	934,696	$31.76	2.25	$4,338,000

[1]

Intrinsic value for outstanding and vested options is based on the excess, if any, of the market value on the last business day of the fiscal year (or $35.12) over the exercise price. For exercises, intrinsic value is based on the excess of the market value over the exercise price on the date of exercise.

The following table summarizes information about stock options outstanding at January 29, 2012:

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Term Remaining (Years)	Weighted Average Exercise Price
$ 20.90 – $ 27.00	235,859	1.02	$22.23
$ 27.25 – $ 32.39	273,780	2.21	31.10
$ 32.80 – $ 38.84	328,557	2.60	36.70
$ 39.80 – $ 41.99	96,500	4.19	40.15
$ 20.90 – $ 41.99	934,696	2.25	$31.76

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date for the number of shares vested.

The following table summarizes our stock-settled stock appreciation right activity during fiscal 2011:

	Shares	Weighted Average Conversion Price[1]	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[2]
Balance at January 30, 2011	3,429,200	$13.81
Granted (weighted average fair value of $14.27)	1,489,452	40.36
Converted into common stock	(675,815)	9.84		$18,969,000
Canceled	(301,195)	19.02
Balance at January 29, 2012	3,941,642	$24.13	6.52	$51,284,000
Vested at January 29, 2012	1,474,509	$15.64	6.42	$29,116,000
Vested plus expected to vest at January 29, 2012	3,308,095	$23.76	6.52	$43,855,000

[1]	Conversion price is defined as the price from which stock-settled stock appreciation rights are measured and is equal to the market value on the date of grant.
[2]

Intrinsic value for outstanding and vested rights is based on the excess, if any, of the market value on the last business day of the fiscal year (or $35.12) over the conversion price. For conversions, intrinsic value is based on the excess of the market value over the conversion price on the date of the conversion.

The following table summarizes information about stock-settled stock appreciation rights outstanding at January 29, 2012:

	Stock-Settled Stock Appreciation Rights Outstanding			Stock-Settled Stock Appreciation Rights Vested
Range of Conversion Prices	Number Outstanding	Weighted Average Contractual Term Remaining (Years)	Weighted Average Conversion Price	Number Vested	Weighted Average Conversion Price
$ 8.01 – $ 8.31	35,300	6.90	$8.08	17,650	$8.08
$ 8.56 – $ 8.56	1,756,200	6.78	8.56	1,026,925	8.56
$ 24.25 – $ 39.22	784,057	6.73	30.59	357,034	31.30
$ 40.44 – $ 40.44	72,900	4.12	40.44	72,900	40.44
$ 40.87 – $ 40.87	1,293,185	6.18	40.87	0	0
$ 8.01 – $ 40.87	3,941,642	6.52	$24.13	1,474,509	$15.64

The fair value for both options and stock-settled stock appreciation rights is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

•

Expected term – The expected term of the option awards represents the period of time between the grant date of the option awards and the date the option awards are either exercised, converted or canceled, including an estimate for those option awards still outstanding.

•

Expected volatility – The expected volatility is based on an average of the historical volatility of our stock price, for a period approximating our expected term, and the implied volatility of externally traded options of our stock that were entered into during the period.

•	Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates our expected term.

•	Dividend yield – The dividend yield is based on our quarterly cash dividend and the anticipated dividend payout over our expected term of the option awards.

The weighted average assumptions used for fiscal 2011, fiscal 2010 and fiscal 2009 are as follows:

	Fiscal Year Ended
	Jan. 29, 2012	Jan. 30, 2011	Jan. 31, 2010
Expected term (years)	5.0	5.1	5.1
Expected volatility	46.6%	47.3%	56.0%
Risk-free interest rate	2.2%	2.6%	2.4%
Dividend yield	2.3%	2.2%	2.3%

Restricted Stock Units

The following table summarizes our restricted stock unit activity during fiscal 2011:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value[1]
Balance at January 30, 2011	2,050,898	$23.44
Granted	706,963	39.27
Released	(313,766)	25.77	$12,865,000
Canceled	(150,244)
Balance at January 29, 2012	2,293,851	$29.74	$80,560,000
Vested plus expected to vest at January 29, 2012	1,631,197	$29.73	$57,288,000
[1]

Intrinsic value for outstanding and unvested restricted stock units is based on the market value on the last business day of the fiscal year (or $35.12). For released restricted stock units, the intrinsic value is based on the market value on the date of release.

Tax Effect

We present tax benefits resulting from the exercise of stock-based awards as operating cash flows, and tax deductions in excess of the cumulative compensation cost recognized for stock-based awards exercised as financing cash flows in the Consolidated Statements of Cash Flows. During fiscal 2011, fiscal 2010 and fiscal 2009, net proceeds from the exercise of stock-based awards was $9,614,000, $15,736,000 and $11,861,000, respectively, and the tax benefit associated with such exercises totaled $15,078,000, $24,762,000 and 5,981,000, respectively.

Note I: Williams-Sonoma, Inc. 401(k) Plan and Other Employee Benefits

We have a defined contribution retirement plan, the Williams-Sonoma, Inc. 401(k) Plan (the “Plan”), which is intended to be qualified under Internal Revenue Code Sections 401(a), 401(k), 401(m) and 4975(e)(7). The Plan permits eligible employees to make salary deferral contributions up to 75% of their eligible compensation each pay period (7% for highly-compensated employees). Employees designate the funds in which their contributions are invested. Each participant may choose to have his or her salary deferral contributions and earnings thereon invested in one or more investment funds, including our company stock fund.

Our matching contribution is equal to 50% of each participant’s salary deferral contribution, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period. Each participant’s matching contribution is earned on a semi-annual basis with respect to eligible salary deferrals for those employees that are employed with the company on June 30th or December 31st of the year in which the deferrals are made. Each associate must complete one year of service prior to receiving company matching contributions. For the first five years of the participant’s employment, all matching contributions vest at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions vest immediately.

The Plan consists of two parts: a profit sharing plan portion and a stock bonus plan/employee stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the Williams-Sonoma, Inc. Stock Fund. The profit sharing and ESOP components of the Plan are considered a single plan under Code section 414(l). Our contributions to the plan were $4,862,000, $4,247,000 and $4,477,000 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management and other certain highly compensated employees. As of January 1, 2010, we indefinitely suspended all employee salary and bonus deferrals into the plan. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. As of January 29, 2012 and January 30, 2011, $12,150,000 and $13,996,000, respectively, was included in other long-term obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $12,684,000 and $12,939,000 as of January 29, 2012 and January 30, 2011, respectively, and was included in other assets, net.

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

Note K: Related Party Transactions

Retirement and Consulting Agreement

On January 25, 2010, the independent members of our Board of Directors (the “Board”) approved our entry into a Retirement and Consulting Agreement (the “Agreement”) with W. Howard Lester (“Mr. Lester”), our former Chairman of the Board and Chief Executive Officer. Pursuant to the terms of the Agreement, Mr. Lester retired as Chairman of the Board and Chief Executive Officer on May 26, 2010. Upon his retirement and in recognition of his contributions to the Company, Mr. Lester received, among other things, accelerated vesting of his outstanding stock options, stock-settled stock appreciation rights and restricted stock units. The total expense recorded in fiscal 2010 associated with Mr. Lester’s retirement, consisting primarily of stock-based compensation expense, was approximately $4,319,000. The total expense recorded in fiscal 2010 associated with Mr. Lester’s consulting services, consisting primarily of stock-based compensation expense and cash compensation, among other things, was approximately $1,616,000. As a result of Mr. Lester’s death in November 2010, the Agreement terminated and all unvested stock units and cash payments granted under the Agreement were forfeited.

Airplane Lease Agreement

On May 16, 2008, we entered into an aircraft lease agreement with a limited liability company (the “LLC”) owned by Mr. Lester for use of a Bombardier Global 5000 aircraft owned by the LLC, through May 2011. During fiscal 2011, fiscal 2010 and fiscal 2009, we paid a total of $1,319,000, $4,500,000 and $4,500,000 to the LLC, respectively.

In conjunction with the Agreement entered into between us and Mr. Lester on January 25, 2010, Mr. Lester agreed to give us an option to purchase this aircraft at the end of the lease term for its then estimated fair value of $32,000,000. Immediately prior to the end of the lease term, we assigned our rights to purchase the aircraft to Wells Fargo Equipment Finance, Inc. (“Wells Fargo”). We then entered into a Master Lease Agreement (the “Master Lease”) with Wells Fargo to lease the aircraft. The Master Lease commenced on May 16, 2011, has a term of 10 years and is classified as an operating lease. During fiscal 2011, we made total rental payments of $1,380,000 under this lease.

Note L: Stock Repurchase Program

In January 2011, our Board of Directors authorized a stock repurchase program to purchase up to $125,000,000 of our common stock, and in January 2012, our Board of Directors authorized a new stock repurchase program to purchase up to $225,000,000 of our common stock. During fiscal 2011, we repurchased 5,384,036 shares of our common stock at an average cost of $36.11 per share and a total cost of approximately $194,429,000. As of January 29, 2012, we had completed our $125,000,000 stock repurchase program authorized by our Board of Directors in January 2011, and had $155,571,000 remaining under the $225,000,000 stock repurchase program authorized by our Board of Directors in January 2012.

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

During fiscal 2010, we repurchased $125,000,000, or 4,263,463 shares of our common stock, at an average cost of $29.32 per share under programs previously authorized by our Board of Directors. We did not repurchase any shares of our common stock during fiscal 2009.

Note M: Segment Reporting

We have two reportable segments, direct-to-customer and retail. The direct-to-customer segment has seven merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm, Williams-Sonoma Home and Rejuvenation) and sells our products through our six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and rejuvenation.com) and seven direct mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Rejuvenation). The retail segment has five merchandising concepts which sell products for the home (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation). The five retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. Management’s expectation is that the overall economic characteristics of each of our major concepts within each reportable segment will be similar over time based on management’s judgment that the operating segments have had similar historical economic characteristics and are expected to have similar long-term financial performance in the future.

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

We use earnings before unallocated corporate overhead, interest and taxes to evaluate segment profitability. Unallocated costs before income taxes include corporate employee-related costs, occupancy expenses (including depreciation expense), administrative costs and third party service costs, primarily in our corporate systems, corporate facilities and other administrative departments. Unallocated assets include corporate cash and cash equivalents, deferred income taxes, the net book value of corporate facilities and related information systems, and other corporate long-lived assets.

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Direct-to- Customer	Retail	Unallocated	Total
2011
Net revenues[1]	$1,632,811	$2,088,084	$0	$3,720,895
Depreciation and amortization expense	19,626	76,914	34,013	130,553
Operating income[2,3]	359,596	263,776	(241,640)	381,732

Assets[4]	340,573	859,879	860,386	2,060,838
Capital expenditures	27,451	51,546	51,356	130,353
2010
Net revenues[1]	$1,452,572	$2,051,586	$0	$3,504,158
Depreciation and amortization expense	20,901	92,676	31,053	144,630
Operating income[2,3,5,6]	312,780	247,428	(236,794)	323,414

Assets[4]	288,080	857,750	985,932	2,131,762
Capital expenditures	15,011	25,434	21,461	61,906
2009
Net revenues[1]	$1,224,670	$1,878,034	$0	$3,102,704
Depreciation and amortization expense	20,965	97,978	32,853	151,796
Operating income[2,3,5,6]	212,305	133,489	(224,352)	121,442

Assets[4]	258,188	900,574	920,407	2,079,169
Capital expenditures	12,991	43,095	16,177	72,263

[1]	Includes net revenues of approximately $140.1 million, $113.7 million and $84.2 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively, related to our foreign operations.
[2]	Operating income is defined as earnings (loss) before net interest income or expense and income taxes.
[3]

Includes expenses in the retail channel of approximately $3.2 million, $17.5 million and $35.0 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively, related to asset impairment and early lease termination charges for underperforming retail stores.

[4]	Includes $24.1 million, $27.0 million and $29.6 million of long-term assets in fiscal 2011, fiscal 2010 and fiscal 2009, respectively, related to our foreign operations.
[5]	Unallocated costs include a net benefit of $0.4 million in fiscal 2010 and expense of $7.6 million in fiscal 2009 related to the exit of excess distribution capacity.
[6]

Unallocated costs include $4.3 million in fiscal 2010 related to the retirement of our former Chairman of the Board and Chief Executive Officer and a $1.9 million benefit in fiscal 2009 representing Visa/MasterCard litigation settlement income.

Note N: Acquisition

On November 1, 2011, we acquired Rejuvenation Inc. (“Rejuvenation”), a leading manufacturer and multi-channel retailer of authentic reproduction lighting and high-end door and cabinet hardware, for total consideration of approximately $25,657,000. The purchase price was allocated to the net tangible and intangible assets based on their estimated fair values as of November 1, 2011. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets.

The allocation of the purchase price to the fair value of assets acquired and liabilities assumed was as follows:

Dollars in thousands
Merchandise inventories	$5,089
Other assets	565
Property and equipment	4,718
Intangible assets	180
Goodwill	18,089
Total liabilities	(2,984)
Total purchase price	$25,657

Results of operations of Rejuvenation have been included in our Consolidated Statements of Earnings since the November 1, 2011 acquisition date. Pro forma results of the acquired business have not been presented as the results were not material to our consolidated financial statements for all years presented and would not have been material had the acquisition occurred at the beginning of fiscal 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Williams-Sonoma, Inc.:

We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of January 29, 2012 and January 30, 2011, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2012. We also have audited the Company’s internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of January 29, 2012 and January 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of

January 29, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 29, 2012

Quarterly Financial Information

(Unaudited)

Dollars in thousands, except per share amounts
Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$770,825	$814,750	$867,176	$1,268,144	$3,720,895
Gross margin	295,883	308,721	331,963	523,289	1,459,856
Operating income[1,2]	51,700	64,085	68,744	197,203	381,732
Net earnings	31,615	39,309	43,421	122,586	236,931
Basic earnings per share[3]	$ 0.30	$0.38	$0.42	$1.19	$2.27
Diluted earnings per share[3]	$ 0.29	$0.37	$0.41	$1.17	$2.22
Stock price (as of quarter-end) [4]	$ 43.41	$37.02	$38.35	$35.12	$35.12
Fiscal 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$717,637	$775,554	$815,516	$1,195,451	$3,504,158
Gross margin	270,558	286,727	311,281	505,293	1,373,859
Operating income[1,2,5,6]	32,461	51,197	56,162	183,594	323,414
Net earnings	19,538	30,759	36,530	113,400	200,227
Basic earnings per share[3]	$ 0.18	$0.29	$0.34	$1.08	$1.87
Diluted earnings per share[3]	$ 0.18	$0.28	$0.34	$1.05	$1.83
Stock price (as of quarter-end) [4]	$ 28.80	$26.71	$32.37	$32.34	$32.34

[1]	Operating income is defined as earnings before net interest income or expense and income taxes.
[2]

Includes impairment and early lease termination charges of $1.5 million and $6.0 million in the first quarter, $0.8 million and $4.3 million in the second quarter, $0.0 million and $3.4 million in the third quarter and $0.9 million and $3.8 million in the fourth quarter of fiscal 2011 and fiscal 2010, respectively, related to our underperforming retail stores.

[3]	The sum of the quarterly net earnings per share amounts will not necessarily equal the annual net earnings per share as each quarter is calculated independently.
[4]	Stock prices represent our common stock price at the close of business on the Friday before our fiscal quarter-end.
[5]	Includes $3.3 million and $1.0 million in the first and second quarter of fiscal 2010, respectively, related to the retirement of our former Chairman of the Board and Chief Executive Officer.
[6]	Includes a net benefit of $0.4 million in the second quarter of fiscal 2010 related to the exit of excess distribution capacity.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of January 29, 2012, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Acting Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 29, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, our management concluded that, as of January 29, 2012, our internal control over financial reporting is effective.

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

Information required by this Item is incorporated by reference herein to information under the headings “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

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

The following consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 7:

Consolidated Statements of Earnings for the fiscal years ended January 29, 2012, January 30, 2011 and January 31, 2010

Consolidated Balance Sheets as of January 29, 2012 and January 30, 2011

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2012, January 30, 2011 and January 31, 2010

Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2012, January 30, 2011 and January 31, 2010

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

WILLIAMS-SONOMA, INC.

Date: March 29, 2012	By	/s/ LAURA J. ALBER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2012	/s/ ADRIAN D.P. BELLAMY
Adrian D.P. Bellamy
Chairman of the Board of Directors

Date: March 29, 2012	/s/ LAURA J. ALBER
Laura J. Alber
Chief Executive Officer
(principal executive officer)

Date: March 29, 2012	/s/ JULIE P. WHALEN
Julie P. Whalen
Acting Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: March 29, 2012	/s/ ROSE MARIE BRAVO
Rose Marie Bravo
Director

Date: March 29, 2012	/s/ MARY ANN CASATI
Mary Ann Casati
Director

Date: March 29, 2012	/s/ PATRICK J. CONNOLLY
Patrick J. Connolly
Director

Date: March 29, 2012	/s/ ADRIAN T. DILLON
Adrian T. Dillon
Director

Date: March 29, 2012	/s/ ANTHONY A. GREENER
Anthony A. Greener
Director

Date: March 29, 2012	/s/ TED W. HALL
Ted W. Hall
Director

Date: March 29, 2012	/s/ MICHAEL R. LYNCH
Michael R. Lynch
Director

Date: March 29, 2012	/s/ LORRAINE TWOHILL
Lorraine Twohill
Director

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE

FISCAL YEAR ENDED JANUARY 29, 2012

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT LIQUIDATION OR SUCCESSION

2.1	Agreement and Plan of Merger of Williams-Sonoma, Inc., a Delaware corporation, and Williams-Sonoma, Inc., a California Corporation, dated May 25, 2011 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

ARTICLES OF INCORPORATION AND BYLAWS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

FINANCING AGREEMENTS

10.1	Fifth Amended and Restated Credit Agreement, dated September 23, 2010, between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent, JPMorgan Chase Bank, N.A. and U.S. Bank, National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2010 as filed with the Commission on December 10, 2010, File No. 001-14077)

10.2	Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

10.3	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

10.4	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.5	Third Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.6	Fourth Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.7	Fifth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

10.8	Sixth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2009 as filed with the Commission on December 12, 2009, File No. 001-14077)

10.9	Seventh Amendment, dated as of September 3, 2010, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2010 as filed with the Commission on December 10, 2010, File No. 001-14077)

10.10	Eighth Amendment, dated as of September 2, 2011, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2011 as filed with the Commission December 9, 2011, File No. 001-14077)

10.11	Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

10.12	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

10.13	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.14	Third Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.15	Fourth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

10.16	Fifth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2009 as filed with the Commission on December 11, 2009, File No. 001-14077)

10.17	Sixth Amendment, dated as of September 3, 2010, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2010 as filed with the Commission on December 10, 2010, File No. 001-14077)

10.18	Seventh Amendment, dated as of September 2, 2011, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2011 as filed with the Commission on December 9, 2011, File No. 001-14077)

10.19	Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.20	First Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.21	Second Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.22	Third Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.23	Fourth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2009 as filed with the Commission on December 11, 2009, File No. 001-14077)

10.24	Fifth Amendment, dated as of September 3, 2010, to the Reimbursement Agreement between the Company and U.S. Bank National Association, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2010 as filed with the Commission on December 10, 2010, File No. 001-14077)

10.25	Sixth Amendment, dated as of September 2, 2011, to the Reimbursement Agreement between the Company and U.S. Bank National Association, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2011 as filed with the Commission on December 9, 2011, File No. 001-14077)

STOCK PLANS

10.26+	Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 as filed with the Commission on April 15, 2005, File No. 001-14077)

10.27+	Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)

10.28+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit D to the Company’s definitive proxy statement on Schedule A as filed on April 7, 2011, File No. 001-14077)

10.29+	Forms of Notice of Grant and Stock Option Agreement under the Company’s 1993 Stock Option Plan, 2000 Nonqualified Stock Option Plan and 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004, File No. 001-14077)

10.30+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Term Sheet for Director Grants (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2007 as filed with the Commission on September 7, 2007, File No. 001-14077)

10.31+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010, File No. 001-14077)

10.32+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Director Grants (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.33+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010, File No. 001-14077)

10.34+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for CEO Grant (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.35+	Restricted Stock Unit Award Agreement with W. Howard Lester dated May 26, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010 as filed with the Commission on September 10, 2010, File No. 001-14077)

OTHER INCENTIVE PLANS

10.36+	2001 Incentive Bonus Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 11, 2008, File No. 001-14077)

10.37+	Williams-Sonoma, Inc. Pre-2005 Executive Deferral Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.38+	Williams-Sonoma, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.39+	Williams-Sonoma, Inc. 401(k) Plan, as amended and restated effective January 1, 2002, except as otherwise noted, and including amendments effective through August 1, 2007 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.40+	Amendment to the Williams-Sonoma, Inc. 401(k) Plan dated November 6, 2008 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.41+	January 2009 Amendment to the Williams-Sonoma, Inc. 401(k) Plan dated January 20, 2009 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

PROPERTIES

10.42	Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1983 as filed with the Commission on October 14, 1983, File No. 000-12704)

10.43	First Amendment, dated December 1, 1985, to the Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1986 as filed with the Commission on May 2, 1986, File No. 000-12704)

10.44	Second Amendment, dated December 1, 1993, to the Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)

10.45	Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 1990 as filed with the Commission on December 12, 1990, File No. 000-12704)

10.46	First Amendment, dated December 22, 1993, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee between the Company and Hewson-Memphis Partners, dated as of August 1, 1990 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

10.47	Second Amendment, dated September 1, 1994, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994, File No. 000-12704)

10.48	Third Amendment, dated October 24, 1995, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.2E to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)

10.49	Fourth Amendment, dated February 1, 1996, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.50	Fifth Amendment to Sublease, dated March 1, 1999, incorrectly titled Fourth Amendment to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

10.51	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

10.52	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.53	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

10.54	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and SPI WS II, LLC (the successor-in-interest to Hewson/Desoto Partners, L.L.C.) as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

EMPLOYMENT AGREEMENTS

10.55+	Employment Agreement with Laura Alber, dated June 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2010, File No. 001-14077)

10.56+	Management Retention Agreement with Laura Alber, dated June 11, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2010, File No. 001-14077)

10.57+	Employment Agreement between the Company and Sharon McCollam, dated December 28, 2002 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 as filed with the Commission on April 15, 2005, File No. 001-14077)

10.58+	Amendment, dated as of November 11, 2008, to Employment Agreement between the Company and Sharon McCollam, dated December 28, 2002 (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.59+	Management Retention Agreement with Sharon McCollam, dated June 11, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2010, File No. 001-14077)

10.60+	Form of Management Retention Agreement for Executive Vice Presidents and Brand Presidents, approved May 25, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 1, 2010, File No. 001-14077)

10.61+	Form of Management Retention Agreement for Senior Vice Presidents, approved May 25, 2010 (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2011 as filed with the Commission on March 31, 2011, File No. 001-14077)

OTHER AGREEMENTS

10.62	Aircraft Lease Agreement between WHL Management LLC and the Company, dated May 16, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2008 as filed with the Commission on September 12, 2008, File No. 001-14077)

10.63	Amendment No. 1 to Aircraft Lease Agreement by and between WHL Management LLC and the Company, dated May 26, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 1, 2010, File No. 001-14077)

10.64	Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 as filed with the Commission on September 9, 2011, File No. 001-14077)

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.