Form 10-Q
period 2012-04-29
WILLIAMS SONOMA INC
filed 2012-06-08
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2012.

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

As of May 27, 2012, 99,245,024 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 29, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended
Dollars and shares in thousands, except per share amounts	April 29, 2012	May 1, 2011
Net revenues	$817,614	$770,825
Cost of goods sold	508,348	474,942
Gross margin	309,266	295,883
Selling, general and administrative expenses	259,943	244,183
Operating income	49,323	51,700
Interest (income) expense, net	(191)	1
Earnings before income taxes	49,514	51,699
Income taxes	18,798	20,084
Net earnings	$30,716	$31,615
Basic earnings per share	$0.31	$0.30
Diluted earnings per share	$0.30	$0.29
Shares used in calculation of earnings per share:
Basic	100,172	104,918
Diluted	101,956	107,183

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended
Dollars in thousands	April 29, 2012	May 1, 2011
Net earnings	$30,716	$31,615
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,073	2,387
Comprehensive income	$31,789	$34,002

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	April 29, 2012	January 29, 2012	May 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$376,464	$502,757	$471,023
Restricted cash	14,737	14,732	12,516
Accounts receivable, net	47,688	45,961	42,059
Merchandise inventories, net	586,270	553,461	532,125
Prepaid catalog expenses	34,308	34,294	37,037
Prepaid expenses	32,975	24,188	33,145
Deferred income taxes, net	91,774	91,744	85,688
Other assets	8,606	9,229	7,769
Total current assets	1,192,822	1,276,366	1,221,362
Property and equipment, net	726,133	734,672	724,321
Non-current deferred income taxes, net	11,764	12,382	29,892
Other assets, net	38,847	37,418	21,176
Total assets	$1,969,566	$2,060,838	$1,996,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$189,660	$218,329	$192,439
Accrued salaries, benefits and other	77,732	111,774	70,508
Customer deposits	197,347	190,417	189,813
Income taxes payable	30,805	22,435	7,625
Current portion of long-term debt	1,652	1,795	1,542
Other liabilities	23,510	27,049	24,826
Total current liabilities	520,706	571,799	486,753
Deferred rent and lease incentives	179,064	181,762	199,793
Long-term debt	5,450	5,478	7,097
Other long-term obligations	48,112	46,537	52,396
Total liabilities	753,332	805,576	746,039
Commitments and contingencies
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	0	0	0
Common stock: $.01 par value; 253,125 shares authorized; 99,370, 100,451 and 104,667 shares issued and outstanding at April 29, 2012, January 29, 2012 and May 1, 2011, respectively	994	1,005	1,047
Additional paid-in capital	485,893	478,720	471,498
Retained earnings	715,684	762,947	762,790
Accumulated other comprehensive income	13,663	12,590	15,377
Total stockholders’ equity	1,216,234	1,255,262	1,250,712
Total liabilities and stockholders’ equity	$1,969,566	$2,060,838	$1,996,751

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
Dollars in thousands	April 29, 2012	May 1, 2011
Cash flows from operating activities:
Net earnings	$30,716	$31,615
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	32,794	32,878
Loss on sale/disposal of assets	362	248
Impairment of assets	0	172
Amortization of deferred lease incentives	(6,563)	(6,939)
Deferred income taxes	(3,172)	(2,104)
Tax benefit from exercise of stock-based awards	3,516	5,145
Stock-based compensation expense	7,993	5,227
Changes in:
Accounts receivable	(1,627)	(326)
Merchandise inventories	(32,571)	(18,227)
Prepaid catalog expenses	(14)	(212)
Prepaid expenses and other assets	(9,695)	(11,779)
Accounts payable	(25,317)	(42,047)
Accrued salaries, benefits and other current and long-term liabilities	(36,135)	(52,272)
Customer deposits	6,827	(2,912)
Deferred rent and lease incentives	3,783	4,691
Income taxes payable	8,366	(34,461)
Net cash used in operating activities	(20,737)	(91,303)
Cash flows from investing activities:
Purchases of property and equipment	(27,819)	(22,236)
Restricted cash deposits	(5)	(4)
Proceeds from sale of assets	39	27
Net cash used in investing activities	(27,785)	(22,213)
Cash flows from financing activities:
Repurchase of common stock	(61,733)	(31,250)
Payment of dividends	(22,136)	(15,782)
Repayments of long-term obligations	(171)	(33)
Proceeds from exercise of stock-based awards	8,275	5,304
Tax withholdings related to stock-based awards	(6,866)	(7,293)
Excess tax benefit from exercise of stock-based awards	4,152	4,006
Net cash used in financing activities	(78,479)	(45,048)
Effect of exchange rates on cash and cash equivalents	708	1,184
Net decrease in cash and cash equivalents	(126,293)	(157,380)
Cash and cash equivalents at beginning of period	502,757	628,403
Cash and cash equivalents at end of period	$376,464	$471,023

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended April 29, 2012 and May 1, 2011

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated statements of earnings for the thirteen weeks then ended, the condensed consolidated statements of comprehensive income for the thirteen weeks then ended, the condensed consolidated balance sheets as of April 29, 2012 and May 1, 2011 and the condensed consolidated statements of cash flows for the thirteen weeks then ended have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of January 29, 2012, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2012.

The results of operations for the thirteen weeks ended April 29, 2012 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2012.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in previous guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. We adopted ASU 2011-05 in the first quarter of fiscal 2012 and have included two separate but consecutive statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This guidance is intended to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The adoption of this amended guidance in the first quarter of fiscal 2012 did not have an impact on our consolidated financial statements.

NOTE B. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 25,759,903 shares. As of April 29, 2012, there were 7,731,759 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of seven years. Incentive stock options that may be issued to 10% stockholders, however, have a maximum term of five years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date or not less than 110% of such closing price for an incentive stock option granted to a 10% stockholder. Option awards granted to employees generally vest over a period of four to five years. Stock awards granted to employees generally vest over a period of four years. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises will be funded with the issuance of new shares.

Stock-Based Compensation Expense

We measure and record stock-based compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method. During the thirteen weeks ended April 29, 2012 and May 1, 2011, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $7,993,000 (including stock-based compensation expense of $3,019,000 related to the retirement of our former Executive Vice President, Chief Operating and Chief Financial Officer) and $5,227,000, respectively.

Stock Options

The following table summarizes our stock option activity during the thirteen weeks ended April 29, 2012:

Shares
Balance at January 29, 2012	934,696
Granted	0
Exercised	(287,206)
Canceled	0
Balance at April 29, 2012 (100% vested)	647,490

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the thirteen weeks ended April 29, 2012:

Shares
Balance at January 29, 2012	3,941,642
Granted	0
Converted into common stock	(513,530)
Canceled	(143,394)
Balance at April 29, 2012	3,284,718
Vested at April 29, 2012	1,469,462
Vested plus expected to vest at April 29, 2012	2,634,538

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirteen weeks ended April 29, 2012:

Shares
Balance at January 29, 2012	2,293,851
Granted	1,046,460
Released	(167,945)
Canceled	(269,144)
Balance at April 29, 2012	2,903,222
Vested plus expected to vest at April 29, 2012	2,035,634

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended April 29, 2012
Basic	$30,716	100,172	$0.31
Effect of dilutive stock-based awards		1,784
Diluted	$30,716	101,956	$0.30
Thirteen weeks ended May 1, 2011
Basic	$31,615	104,918	$0.30
Effect of dilutive stock-based awards		2,265
Diluted	$31,615	107,183	$0.29

Stock-based awards of 1,664,000 and 2,209,000 for the thirteen weeks ended April 29, 2012 and May 1, 2011, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

NOTE D. SEGMENT REPORTING

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Direct- to- Customer	Retail	Unallocated	Total
Thirteen weeks ended April 29, 2012
Net revenues[1]	$374,407	$443,207	$0	$817,614
Depreciation and amortization expense	5,617	18,059	9,118	32,794
Operating income[2]	77,955	34,353	(62,985)	49,323
Assets[3]	354,624	863,558	751,384	1,969,566
Capital expenditures	5,276	9,272	13,271	27,819
Thirteen weeks ended May 1, 2011
Net revenues[1]	$344,121	$426,704	$0	$770,825
Depreciation and amortization expense	5,112	19,610	8,156	32,878
Operating income[4]	75,128	30,479	(53,907)	51,700
Assets[3]	294,304	867,071	835,376	1,996,751
Capital expenditures	4,354	6,863	11,019	22,236

[1]	Includes net revenues of approximately $30.6 million and $26.3 million for the thirteen weeks ended April 29, 2012 and May 1, 2011, respectively, related to our foreign operations.
[2]

Unallocated costs include approximately $7.0 million for employee separation charges primarily related to the retirement of our former Executive Vice President, Chief Operating and Chief Financial Officer.

[3]	Includes approximately $23.9 million and $27.2 million of long-term assets as of April 29, 2012 and May 1, 2011, respectively, related to our foreign operations.
[4]	Includes expenses in the retail channel of approximately $1.5 million related to asset impairment and early lease termination charges for underperforming retail stores.

NOTE E. COMMITMENTS AND CONTINGENCIES

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

NOTE F. STOCK REPURCHASE PROGRAM

In January 2012, our Board of Directors authorized a stock repurchase program to purchase up to $225,000,000 of our common stock. During the thirteen weeks ended April 29, 2012, we repurchased 1,644,508 shares under this program at an average cost of $37.54 per share and a total cost of $61,733,000. There remains an aggregate of $93,838,000 available for repurchases under this program.

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

During the thirteen weeks ended May 1, 2011, we repurchased 760,226 shares of our common stock at an average cost of $41.11 per share and a total cost of $31,250,000 under programs previously authorized by our Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our compliance with our bank covenants; our expectations regarding the overall economic characteristics and trends of each of our major concepts within each reportable segment; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our expectations regarding our brands as we execute our strategies; the execution of our strategies; our investment in our key long-term growth initiatives; our focus on back-end technology investments and leveraging multi-channel customer data to enhance the online shopping experience; the expansion of our global business, including expectations regarding the opening of additional franchised locations and our global e-commerce shipping capabilities; the launch of Cultivate.com and Agrarian; our focus on improving customer service and enhancing profitability; our expectations regarding Rejuvenation; our plans and strategies to gain market share and improve profitability; our plans to leverage our multi-channel business model and grow our direct-to-customer business; our planned investments; our planned capital expenditures; statements related to selling, general and administrative expenses to support our growth strategies; our expected net revenues and diluted earnings per share for fiscal 2012; our expectations regarding our dividends and repurchases; our expectations regarding our effective tax rate for fiscal 2012 and the variability in our quarterly tax rates; our plans to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, purchases of property and equipment, stock repurchases and dividend payments; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our stock repurchase program; our estimates and assumptions in preparing our condensed consolidated financial statements; our beliefs regarding seasonal patterns associated with the retail and direct-to-customer industries; our potential use of foreign currency contracts; our expectations regarding demand for our products; our beliefs regarding guidance; and our expectations regarding our cash flow, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

OVERVIEW

We are a multi-channel specialty retailer of high-quality products for the home. The direct-to-customer segment of our business sells our products through our six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and rejuvenation.com) and seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Rejuvenation). Our e-commerce platform is available to customers in approximately 99 countries, while our catalogs reach customers throughout the U.S. The retail segment of our business sells similar products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation). Based on their contribution to our net revenues, our core brands are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cooking and entertaining essentials; and Pottery Barn Kids, which sells stylish children’s furnishings.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended April 29, 2012 (“first quarter of fiscal 2012”), as compared to the thirteen weeks ended May 1, 2011 (“first quarter of fiscal 2011), should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

First Quarter of Fiscal 2012 Financial Results

In the first quarter of fiscal 2012, our net revenues increased 6.1% to $817,614,000 compared to $770,825,000 in the first quarter of fiscal 2011 and comparable brand revenues increased 5.4%. Including a $0.04 per share impact from employee separation charges and a $0.01 per share impact from asset impairment and early lease termination charges in the first quarter of fiscal 2012 and 2011, respectively, diluted earnings per share in the first quarter of fiscal 2012 increased to $0.30, versus $0.29 in the first quarter of fiscal 2011. We also ended the quarter with $376,464,000 in cash after returning $83,869,000 to our stockholders this quarter through stock repurchases and dividends.

Direct-to-customer net revenues in the first quarter of fiscal 2012 increased $30,286,000, or 8.8%, compared to the first quarter of fiscal 2011. This increase was primarily driven by the Pottery Barn and West Elm brands, as well as incremental net revenues from Rejuvenation and international shipping. This increase was partially offset by decreases primarily in the PBteen brand. In e-commerce, net revenues increased 11.7% to $323,658,000 in the first quarter of fiscal 2012, compared to $289,808,000 in the first quarter of fiscal 2011.

Retail net revenues in the first quarter of fiscal 2012 increased $16,503,000, or 3.9%, compared to the first quarter of fiscal 2011. This increase was primarily driven by the Pottery Barn and West Elm brands, partially offset by decreases in the Williams-Sonoma and Pottery Barn Kids brands and a 1.4% year-over-year reduction in retail leased square footage, including 14 net fewer stores. Comparable store sales in the first quarter of fiscal 2012 increased 4.6%.

Each of our businesses does not always trend in the same direction in every quarter. The Pottery Barn and West Elm brands exhibited strong growth during the quarter and drove our net revenue increase. The Williams-Sonoma, Pottery Barn Kids and PBteen brands, however, experienced negative comparable brand revenue growth during the quarter.

In Pottery Barn, comparable brand revenues increased 9.1% with strong results across all channels. All key categories, including furniture, textiles, accessories and tabletop, drove this growth. In West Elm, comparable brand revenues increased 22.1% and first quarter earnings and profitability reached new highs, with growth across all key categories. Effective multi-channel marketing drove strong results across all channels and an emphasis on in-store activities and social media accelerated customer acquisition and engagement. In Williams-Sonoma, comparable brand revenues declined 3.2% in the first quarter of fiscal 2012, excluding a 110 basis-point impact from the planned reduction in the Williams-Sonoma Home assortment. A significant factor in this decline was our decision not to anniversary a major cookware promotion that we offered in the first quarter of fiscal 2011. We continue to be committed to being the leader in cooking and entertaining and expect to see gradual improvements in the brand during the year as we execute against our strategies, including: increasing the percentage of exclusive and innovative products we offer; marketing our products more powerfully across all channels; and increasing our localized product and marketing efforts as well as in-store community events to drive customer engagement beyond the sale. In Pottery Barn Kids, comparable brand revenues decreased 0.8% in the first quarter of fiscal 2012 primarily due to two inventory related factors: stronger than planned sales of furniture at the end of fiscal 2011, which depleted our inventory as we entered the first quarter of fiscal 2012, and a greater than expected response to our new bedding introductions, our baby business and key furniture collections. In PBteen, comparable brand revenues declined 6.0% driven primarily by softer than expected furniture sales, partially due to inventory that was out of stock during the quarter and softer demand across the furniture category.

First Quarter of Fiscal 2012 Operational Results

Throughout the quarter, we continued to invest in our key long-term growth initiatives, including investments in e-commerce, global expansion and new business development.

To enhance and improve our e-commerce performance, we continued to focus on back-end technology investments and leveraging multi-channel customer data to enhance the online shopping experience to make it easier to shop for custom configurations and personalized items.

In our global business, we continued to expand our global e-commerce shipping capabilities by increasing the number of countries to which we ship from 75 to 99. In new business development, our recent acquisition of Rejuvenation continues to represent an opportunity to leverage our multi-channel and supply chain capabilities and we are pleased with our results to date. The launch of Cultivate.com, our new internally developed web-based business that offers inspiration, design help, and resources for homeowners and design professionals was announced during the quarter. Finally, during the quarter, we announced the launch of Agrarian, a new category for the Williams-Sonoma brand that extends our authority in the kitchen by advancing the healthy living and farm to table trends.

Additionally, in supply chain, we continued our focus on improving customer service and enhancing profitability. In global sourcing and manufacturing, we continued to build quality into every phase of the design and manufacturing process, and we have begun to see reductions in our returns and replacements due to damage and defects. Our new sourcing offices in China, Vietnam and Singapore have helped these efforts.

Fiscal 2012

As we look forward to the remainder of fiscal 2012, we are focused on the customer so that we can continue to deliver increased revenue and profitability, while simultaneously investing in our future. We remain focused on executing against our key initiatives for 2012, including: to grow sales in each of our existing brands through innovative product introductions and compelling marketing; to invest in the competitive strengths of our multi-channel business; to invest in our supply chain to ensure that we have the highest service levels in the industry; to leverage our customer insights to fill white space by developing business within and outside of our current framework of brands; to answer the worldwide demand for our products by expanding the global presence of our brands; and to invest in the technologies that underlie all of these strategies in order to make it easy for our customer to decorate, entertain and cook at home.

In order to support these long-term strategies, we expect our fiscal 2012 capital spending to be in the range of $200,000,000 to $220,000,000 and to invest an additional $15,000,000 to $20,000,000 in incremental selling, general and administrative expenses. Including all of these investments, in fiscal 2012 (a 53-week year), we expect net revenues to increase in the range of 6% to 8% and diluted earnings per share to be in the range of $2.38 to $2.45 with more than $240,000,000 expected to be returned to stockholders through stock repurchases and dividends.

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

The following table summarizes our net revenues for the first quarter of fiscal 2012 and the first quarter of fiscal 2011:

	Thirteen Weeks Ended
Dollars in thousands	April 29, 2012	% Total	May 1, 2011	% Total
Direct-to-customer net revenues	$374,407	45.8%	$344,121	44.6%
Retail net revenues	443,207	54.2%	426,704	55.4%
Net revenues	$817,614	100.0%	$770,825	100.0%

Net revenues in the first quarter of fiscal 2012 increased by $46,789,000, or 6.1%, compared to the first quarter of fiscal 2011. This increase was driven by comparable brand revenue growth of 5.4%, including e-commerce net revenue growth of 11.7%, and a 4.6% increase in comparable store sales. These increased net revenues during the first quarter of fiscal 2012 were driven by the Pottery Barn and West Elm brands, as well as incremental net revenues from Rejuvenation.

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

Percentages represent changes in comparable brand revenue compared to the same period in the prior year.

	Thirteen Weeks Ended
Comparable brand revenue growth (decline)	April 29, 2012		May 1, 2011
Pottery Barn	9.1%		7.9%
Williams-Sonoma[1]	(3.2%	)	3.4%
Pottery Barn Kids	(0.8%	)	10.9%
West Elm	22.1%		31.1%
PBteen	(6.0%	)	7.5%
Total	5.4%		9.0%

[1]

Excludes net revenues from Williams-Sonoma Home merchandise, however, such net revenues are included within the total above. Including Williams-Sonoma Home, comparable brand revenue growth for Williams-Sonoma was (4.3%) in the first quarter of fiscal 2012 and 3.1% in the first quarter of fiscal 2011.

DIRECT-TO-CUSTOMER NET REVENUES

	Thirteen Weeks Ended
Dollars in thousands	April 29, 2012	May 1, 2011
Direct-to-customer net revenues	$374,407	$344,121
Direct-to-customer net revenue growth	8.8%	12.5%
E-commerce net revenue growth	11.7%	20.8%
E-commerce net revenues as a percent of direct-to-customer net revenues	86.4%	84.2%

Direct-to-customer net revenues in the first quarter of fiscal 2012 increased $30,286,000, or 8.8%, compared to the first quarter of fiscal 2011. This increase was primarily driven by the Pottery Barn and West Elm brands, as well as incremental net revenues from Rejuvenation and international shipping. This increase was partially offset by decreases primarily in the PBteen brand. In e-commerce, net revenues increased 11.7% to $323,658,000 in the first quarter of fiscal 2012, compared to $289,808,000 in the first quarter of fiscal 2011.

RETAIL NET REVENUES AND OTHER DATA

	Thirteen Weeks Ended
Dollars in thousands	April 29, 2012	May 1, 2011
Retail net revenues	$443,207	$426,704
Retail net revenue growth	3.9%	3.6%
Comparable store sales growth	4.6%	6.7%
Number of stores - beginning of year	576	592
Number of new stores	2	-
Number of new stores due to remodeling[1]	1	5
Number of closed stores due to remodeling[1]	(2)	(3)
Number of permanently closed stores	(2)	(5)
Number of stores - end of period	575	589
Store selling square footage at period-end	3,522,000	3,576,000
Store leased square footage (“LSF”) at period-end	5,725,000	5,805,000

[1]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

	Store Count					Avg. LSF Per Store
	January 29, 2012	Openings	Closings	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Williams-Sonoma	259	-	-	259	268	6,500	6,500
Pottery Barn	194	1	(2)	193	201	13,900	13,800
Pottery Barn Kids	83	-	(1)	82	85	8,200	8,200
West Elm	37	2	(1)	38	35	16,600	17,200
Rejuvenation	3	-	-	3	-	17,200	-
Total[1]	576	3	(4)	575	589	10,000	9,900

[1]	Temporary “pop-up” stores, where lease terms are typically short-term in nature and are used to test new markets, are not included in the totals above as they are not considered permanent stores.

Retail net revenues in the first quarter of fiscal 2012 increased $16,503,000, or 3.9%, compared to the first quarter of fiscal 2011. This increase was primarily driven by the Pottery Barn and West Elm brands, partially offset by decreases in the Williams-Sonoma and Pottery Barn Kids brands and a 1.4% year-over-year reduction in retail leased square footage, including 14 net fewer stores. Comparable store sales in the first quarter of fiscal 2012 increased 4.6%.

COST OF GOODS SOLD

	Thirteen Weeks Ended
Dollars in thousands	April 29, 2012	% Net Revenues	May 1, 2011	% Net Revenues
Cost of goods sold[1]	$508,348	62.2%	$474,942	61.6%

[1]	Includes total occupancy expenses of $125,187,000 and $124,636,000 for the first quarter of fiscal 2012 and the first quarter of fiscal 2011, respectively.

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

First Quarter of Fiscal 2012 vs. First Quarter of Fiscal 2011

Cost of goods sold increased by $33,406,000, or 7.0%, in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. Cost of goods sold as a percentage of net revenues increased to 62.2% in the first quarter of fiscal 2012 from 61.6% in the first quarter of fiscal 2011. This increase was primarily driven by lower selling margins including increased shipping offers, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 160 basis points in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. This increase as a percentage of net revenues was primarily driven by lower selling margins including increased shipping offers, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues.

In the retail channel, cost of goods sold as a percentage of net revenues decreased 10 basis points in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. This decrease as a percentage of net revenues was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues, partially offset by lower selling margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended
Dollars in thousands	April 29, 2012	% Net Revenues	May 1, 2011	% Net Revenues
Selling, general and administrative expenses	$259,943	31.8%	$244,183	31.7%

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

First Quarter of Fiscal 2012 vs. First Quarter of Fiscal 2011

Selling, general and administrative expenses increased by $15,760,000, or 6.5%, in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. Including employee separation charges of $6,935,000, primarily related to the retirement our former Executive Vice President, Chief Operating and Chief Financial Officer, selling, general and administrative expenses as a percentage of net revenues increased to 31.8% in the first quarter of fiscal 2012 from 31.7% in the first quarter of fiscal 2011 (which included expense of $1,522,000 from asset impairment and early lease termination charges for underperforming retail stores). This increase as a percentage of net revenues was primarily driven by employee separation charges, partially offset by reductions in general expenses and a reduction in year-over-year asset impairment and early lease termination charges for underperforming retail stores.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 60 basis points in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. This decrease was primarily driven by increased productivity in our advertising spend and lower general expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 50 basis points in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. This decrease was primarily driven by reductions in other general expenses and a reduction in year-over-year asset impairment and early lease termination charges for underperforming retail stores, partially offset by higher employment costs.

INCOME TAXES

The effective rate was 38.0% for the first quarter of fiscal 2012 and 38.8% for the first quarter of fiscal 2011.

We expect the effective tax rate to be in the range of 38.2% to 38.6% for fiscal 2012. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates due to volatility in earnings in addition to taxable events that occur and tax exposures that are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of April 29, 2012, we held $376,464,000 in cash and cash equivalent funds, the majority of which are held in money market funds and highly liquid U.S. Treasury bills. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2012, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, purchases of property and equipment, stock repurchases and dividend payments. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to March 23, 2015, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During the thirteen weeks ended April 29, 2012 and May 1, 2011, we had no borrowings under the credit facility, and no amounts were outstanding as of April 29, 2012 or May 1, 2011. However, as of April 29, 2012, $8,670,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Additionally, as of April 29, 2012, we had three unsecured letter of credit reimbursement facilities for a total of $90,000,000, of which an aggregate of $22,354,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our bank covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2012. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

For the first quarter of fiscal 2012, net cash used in operating activities was $20,737,000 compared to $91,303,000 for the first quarter of fiscal 2011. For the first quarter of fiscal 2012, net cash used in operating activities was primarily attributable to a decrease in accrued liabilities and accounts payable due to the timing of expenditures, as well as an increase in merchandise inventories. This represents a decrease in net cash used compared to the first quarter of fiscal 2011 primarily due to less cash used to pay income taxes, accounts payable and accrued liabilities, partially offset by higher inventory purchases.

For the first quarter of fiscal 2012, net cash used in investing activities was $27,785,000 compared to $22,213,000 for the first quarter of fiscal 2011. For the first quarter of fiscal 2012, net cash used in investing activities was primarily attributable to purchases of property and equipment of $27,819,000, comprised of $14,891,000 for systems development projects (including e-commerce websites), $6,521,000 for stores and $6,407,000 for distribution, facility infrastructure and other projects. This represents an increase in net cash used compared to the first quarter of fiscal 2011 primarily due to an increase in the purchases of property and equipment.

For fiscal 2012, we anticipate investing $200,000,000 to $220,000,000 in the purchase of property and equipment, primarily for systems development projects (including e-commerce websites), the construction of 17 new stores and 11 remodeled or expanded stores, and distribution center and other infrastructure projects.

For the first quarter of fiscal 2012, net cash used in financing activities was $78,479,000 compared to $45,048,000 for the first quarter of fiscal 2011. Net cash used in financing activities for the first quarter of fiscal 2012 and as compared to the first quarter of fiscal 2011 was primarily attributable to an increase in the repurchase of common stock and the payment of dividends.

Stock Repurchase Program

In January 2012, our Board of Directors authorized a stock repurchase program to purchase up to $225,000,000 of our common stock. During the first quarter of fiscal 2012, we repurchased 1,644,508 shares under this program at an average cost of $37.54 per share and a total cost of $61,733,000. There remains an aggregate of $93,838,000 available for repurchases under this program.

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

During the first quarter of fiscal 2011, we repurchased 760,226 shares of our common stock at an average cost of $41.11 per share and a total cost of $31,250,000 under programs previously authorized by our Board of Directors.

Dividend Policy

Our quarterly cash dividend is $0.22 per common share for an annual cash dividend, subject to capital availability, of $0.88 per share. Our quarterly cash dividend may be limited or terminated at any time.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2012, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended January 29, 2012.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in previous guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. We adopted ASU 2011-05 in the first quarter of fiscal 2012 and have included two separate but consecutive statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This guidance is intended to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The adoption of this amended guidance in the first quarter of fiscal 2012 did not have an impact on our consolidated financial statements.

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

Interest Rate Risk

As of April 29, 2012, our line of credit facility was the only instrument we held with a variable interest rate which could, if drawn upon, subject us to risks associated with changes in that interest rate. As of April 29, 2012, there were no amounts outstanding under our credit facility.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of April 29, 2012, our investments, made primarily in money market funds and highly liquid U.S. Treasury bills, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 3% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during the first quarter of fiscal 2012 and the first quarter of fiscal 2011. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, as of April 29, 2012, our retail stores in Canada and our limited operations in Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we may enter into foreign currency contracts in the future to minimize any currency remeasurement risk associated with the intercompany assets and liabilities of our subsidiaries. We did not enter into any foreign currency contracts during the first quarter of fiscal 2012 or the first quarter of fiscal 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of April 29, 2012, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Acting Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note E to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

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

Our success depends, in large part, upon our ability to identify and analyze factors affecting our business and to anticipate and respond in a timely manner to changing merchandise trends and customer demands. For example, in the specialty home products business, style and color trends are constantly evolving. Consumer preferences cannot be predicted with certainty and may change between selling seasons. Changes in customer preferences and buying trends may also affect our brands differently. We must be able to stay current with preferences and trends in our brands and address the customer tastes for each of our target customer demographics. We must also be able to identify and adjust the customer offerings in our brands to cater to customer demands. For example, a change in customer preferences for children’s room furnishings may not correlate to a similar change in buying trends for other home furnishings. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly or may be delayed while we work to fill backorders, and we may be required to mark down certain products to sell the resulting excess inventory or to sell such inventory through our outlet stores or other liquidation channels at prices which are significantly lower than our retail prices, either of which would negatively impact our business and operating results.

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

We, and our vendors, are also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), foreign government regulations, employment matters, wars and fears of war, political unrest, natural disasters, regulations to address climate change and other trade restrictions. We cannot predict whether any of the countries in which our raw materials are sourced from, or our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions. In addition, an economic downturn in or failure of foreign markets may result in financial instabilities for our foreign vendors, which may cause our foreign vendors to decrease production, discontinue selling to us, or cease operations altogether. Our operations in Asia and Europe could also be affected by changing economic and political conditions in foreign countries, any of which could have a negative effect on our business, financial condition and operating results.

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

If we are unable to effectively manage our e-commerce business, including effectively managing cybersecurity risks, our reputation and operating results may be harmed.

E-commerce has been our fastest growing business over the last several years and continues to be a significant part of our sales success. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control. We must successfully respond to changing consumer preferences and buying trends relating to e-commerce usage. Our success in e-commerce has been aided in part by our ability to understand the buying trends of visitors to our websites and to personalize the experience they have with us. We also utilize “interest-based advertising” to target internet users whose behavior indicates they might be interested in our products. Current or future legislation may reduce or restrict our ability to use these techniques, which could reduce the effectiveness of our advertising spend.

We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce websites, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. In order to function successfully, we rely on communication and transmission of data over both public and private networks. Third parties may have the knowledge or technology to disable, disrupt or interfere with our systems or processes. Although we take the security of our systems seriously, we cannot guarantee that we can prevent all efforts to circumvent our security measures. Any security breach or attack against our networks or systems could slow, hinder, or prevent the proper functioning of our electronic communications. Such a breach or attack could harm our business. In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.

Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.

Catalog mailings are an important component of our business. Postal rate increases, paper costs, printing costs and other catalog distribution costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, which could be changed or discontinued at any time. Paper costs have fluctuated significantly in the past and may continue to fluctuate in the future. Future increases in postal rates, paper costs or printing costs would have a negative impact on our operating results to the extent that we are unable to offset such increases by raising prices, implementing more efficient printing, mailing, delivery and order fulfillment systems, or through the use of alternative direct-mail formats. Also, consolidation within the printing industry has reduced the number of potential suppliers capable of meeting our printing requirements, and further consolidation could limit our ability to obtain favorable terms. In addition, if the performance of our catalogs declines, if we misjudge the correlation between our catalog circulation and net sales, or if our catalog strategy overall does not continue to be successful, our results of operations could be negatively impacted.

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

We may not be able to adequately protect our intellectual property in the U.S. or in foreign jurisdictions, particularly as we continue to expand globally. Our trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our sales. Protection of our intellectual property and maintenance of distinct branding are particularly important as they distinguish our products and services from our competitors. In addition, the costs of defending our intellectual property may adversely affect our operating results.

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

In January 2012, our Board of Directors authorized the repurchase of up to $225,000,000 of our common stock. In addition, our quarterly cash dividend is $0.22 per common share for an annual cash dividend of $0.88 per share. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of April 29, 2012 with respect to shares of common stock we repurchased during the first quarter of fiscal 2012. For additional information, please see Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 30, 2012 to February 26, 2012	113,000	$ 37.88	113,000	$ 151,291,000
February 27, 2012 to March 25, 2012	1,143,708	$ 37.42	1,143,708	$ 108,495,000
March 26, 2012 to April 29, 2012	387,800	$ 37.80	387,800	$ 93,838,000
Total	1,644,508	$ 37.54	1,644,508	$ 93,838,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

WILLIAMS-SONOMA, INC.

By:	/s/ Julie P. Whalen
Julie P. Whalen Acting Chief Financial Officer

Date: June 8, 2012