Form 10-Q
period 2012-07-29
WILLIAMS SONOMA INC
filed 2012-09-07
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2012

or

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

As of August 26, 2012, 98,425,880 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 29, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars and shares in thousands, except per share amounts	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net revenues	$874,283	$814,750	$1,691,897	$1,585,575
Cost of goods sold	539,803	506,029	1,048,151	980,971
Gross margin	334,480	308,721	643,746	604,604
Selling, general and administrative expenses	264,377	244,636	524,320	488,819
Operating income	70,103	64,085	119,426	115,785
Interest (income) expense, net	(168)	69	(359)	70
Earnings before income taxes	70,271	64,016	119,785	115,715
Income taxes	26,891	24,707	45,689	44,791
Net earnings	$43,380	$39,309	$74,096	$70,924
Basic earnings per share	$0.44	$0.38	$0.74	$0.68
Diluted earnings per share	$0.43	$0.37	$0.73	$0.66
Shares used in calculation of earnings per share:
Basic	99,209	104,467	99,815	104,795
Diluted	100,818	106,766	101,541	107,071

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net earnings	$43,380	$39,309	$74,096	$70,924
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1,374)	73	(301)	2,460
Comprehensive income	$42,006	$39,382	$73,795	$73,384

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	July 29, 2012	January 29, 2012	July 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$336,550	$502,757	$424,634
Restricted cash	16,043	14,732	14,721
Accounts receivable, net	53,424	45,961	51,406
Merchandise inventories, net	616,355	553,461	556,628
Prepaid catalog expenses	39,362	34,294	41,663
Prepaid expenses	33,805	24,188	39,697
Deferred income taxes, net	91,728	91,744	85,690
Other assets	9,103	9,229	7,626
Total current assets	1,196,370	1,276,366	1,222,065
Property and equipment, net	743,915	734,672	735,129
Non-current deferred income taxes, net	11,483	12,382	32,381
Other assets, net	38,116	37,418	20,549
Total assets	$1,989,884	$2,060,838	$2,010,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$201,905	$218,329	$196,843
Accrued salaries, benefits and other	85,598	111,774	78,488
Customer deposits	202,590	190,417	191,889
Income taxes payable	26,442	22,435	13,190
Current portion of long-term debt	1,652	1,795	1,542
Other liabilities	27,682	27,049	25,731
Total current liabilities	545,869	571,799	507,683
Deferred rent and lease incentives	178,996	181,762	195,691
Long-term debt	5,421	5,478	7,064
Other long-term obligations	49,131	46,537	49,499
Total liabilities	779,417	805,576	759,937
Commitments and contingencies
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	0	0	0
Common stock: $.01 par value; 253,125 shares authorized; 98,687, 100,451 and 103,992 shares issued and outstanding at July 29, 2012, January 29, 2012 and July 31, 2011, respectively	987	1,005	1,040
Additional paid-in capital	488,336	478,720	478,024
Retained earnings	708,855	762,947	755,672
Accumulated other comprehensive income	12,289	12,590	15,451
Total stockholders’ equity	1,210,467	1,255,262	1,250,187
Total liabilities and stockholders’ equity	$1,989,884	$2,060,838	$2,010,124

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
Dollars in thousands	July 29, 2012	July 31, 2011
Cash flows from operating activities:
Net earnings	$74,096	$70,924
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	65,318	65,899
Loss on sale/disposal of assets	794	646
Impairment of assets	0	172
Amortization of deferred lease incentives	(13,179)	(13,999)
Deferred income taxes	(5,843)	(4,830)
Tax benefit from exercise of stock-based awards	6,550	5,865
Stock-based compensation expense	15,092	12,256
Changes in:
Accounts receivable	(6,953)	(9,048)
Merchandise inventories	(62,778)	(42,669)
Prepaid catalog expenses	(5,068)	(4,839)
Prepaid expenses and other assets	(10,533)	(17,262)
Accounts payable	(22,781)	(42,240)
Accrued salaries, benefits and other current and long-term liabilities	(22,658)	(46,523)
Customer deposits	12,218	(846)
Deferred rent and lease incentives	10,449	7,648
Income taxes payable	4,012	(28,885)
Net cash provided by (used in) operating activities	38,736	(47,731)
Cash flows from investing activities:
Purchases of property and equipment	(69,608)	(62,525)
Restricted cash deposits	(1,311)	(2,209)
Other	(54)	(159)
Net cash used in investing activities	(70,973)	(64,893)
Cash flows from financing activities:
Repurchase of common stock	(93,076)	(62,496)
Payment of dividends	(44,449)	(33,617)
Tax withholdings related to stock-based awards	(11,073)	(8,181)
Proceeds from exercise of stock-based awards	8,980	7,412
Excess tax benefit from exercise of stock-based awards	6,390	4,821
Repayments of long-term obligations	(200)	(66)
Other	(394)	(20)
Net cash used in financing activities	(133,822)	(92,147)
Effect of exchange rates on cash and cash equivalents	(148)	1,002
Net decrease in cash and cash equivalents	(166,207)	(203,769)
Cash and cash equivalents at beginning of period	502,757	628,403
Cash and cash equivalents at end of period	$336,550	$424,634

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Twenty-Six Weeks Ended July 29, 2012 and July 31, 2011

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of July 29, 2012 and July 31, 2011, the condensed consolidated statements of earnings and of comprehensive income for the thirteen and twenty-six weeks then ended, and the condensed consolidated statements of cash flows for the twenty-six weeks then ended have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Significant intercompany transactions and accounts have been eliminated. The condensed consolidated balance sheet as of January 29, 2012, presented herein, has been derived from our audited consolidated balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2012.

The results of operations for the thirteen and twenty-six weeks ended July 29, 2012 are not necessarily indicative of the operating results of the full year.

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

NOTE B. BORROWING ARRANGEMENTS

Credit Facility

On June 22, 2012, we entered into a Second Amendment to the Fifth Amended and Restated Credit Agreement that renews and amends our existing credit facility and provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to December 22, 2016, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. The credit facility contains certain financial covenants, including a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense “EBITDAR”), and covenants limiting our ability to dispose of assets, make acquisitions, be acquired (if a default would result from the acquisition), incur indebtedness, grant liens and make investments. As of July 29, 2012, we were in compliance with our financial covenants under the credit facility and, based on current projections, we expect to be in compliance throughout fiscal 2012. The credit facility matures on June 22, 2017, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio, or (ii) LIBOR plus a margin based on our leverage ratio. During the thirteen and twenty-six weeks ended July 29, 2012 and July 31, 2011, we had no borrowings under the credit facility, and no amounts were outstanding as of July 29, 2012 or July 31, 2011. Additionally, as of July 29, 2012, $8,670,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

As of July 29, 2012, we had three unsecured commercial letter of credit reimbursement facilities for a total of $90,000,000. On August 31, 2012, we renewed these three facilities, each of which now matures on August 30, 2013. The letter of credit facilities contain covenants and provide for events of default that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of July 29, 2012, an aggregate of $21,890,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is now January 27, 2014.

Long-Term Debt

As of July 29, 2012, we had $7,073,000 of long-term debt obligations, consisting primarily of the bond-related debt associated with one of our Memphis-based distribution facilities. As of July 29, 2012, the carrying value of our long-term debt approximates fair value.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 25,759,903 shares. As of July 29, 2012, there were 7,746,763 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of seven years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date. Option awards granted to employees generally vest over a period of four to five years. Stock awards granted to employees generally vest over a period of four years. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises will be funded with the issuance of new shares.

Stock-Based Compensation Expense

We measure and record stock-based compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method. During the thirteen and twenty-six weeks ended July 29,

2012, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $7,099,000 and $15,092,000, respectively (including stock-based compensation expense of $3,019,000 for the twenty-six weeks ended July 29, 2012, associated with the retirement of our former Executive Vice President, Chief Operating and Chief Financial Officer). During the thirteen and twenty-six weeks ended July 31, 2011, we recognized total stock-based compensation expense of $7,029,000 and $12,256,000, respectively.

Stock Options

The following table summarizes our stock option activity during the twenty-six weeks ended July 29, 2012:

Shares
Balance at January 29, 2012	934,696
Granted	0
Exercised	(309,006)
Canceled	(680)
Balance at July 29, 2012 (100% vested)	625,010

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the twenty-six weeks ended July 29, 2012:

Shares
Balance at January 29, 2012	3,941,642
Granted	0
Converted into common stock	(635,455)
Canceled	(181,213)
Balance at July 29, 2012	3,124,974
Vested at July 29, 2012	1,332,811
Vested and expected to vest at July 29, 2012	2,483,470

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the twenty-six weeks ended July 29, 2012:

Shares
Balance at January 29, 2012	2,293,851
Granted	1,082,308
Released	(369,285)
Canceled	(292,984)
Balance at July 29, 2012	2,713,890
Vested and expected to vest at July 29, 2012	1,918,801

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended July 29, 2012
Basic	$43,380	99,209	$0.44
Effect of dilutive stock-based awards		1,609
Diluted	$43,380	100,818	$0.43
Thirteen weeks ended July 31, 2011
Basic	$39,309	104,467	$0.38
Effect of dilutive stock-based awards		2,299
Diluted	$39,309	106,766	$0.37
Twenty-six weeks ended July 29, 2012
Basic	$74,096	99,815	$0.74
Effect of dilutive stock-based awards		1,726
Diluted	$74,096	101,541	$0.73
Twenty-six weeks ended July 31, 2011
Basic	$70,924	104,795	$0.68
Effect of dilutive stock-based awards		2,276
Diluted	$70,924	107,071	$0.66

Stock-based awards of 1,667,000 and 1,530,000 for the thirteen weeks ended and 1,600,000 and 1,697,000 for the twenty-six weeks ended July 29, 2012 and July 31, 2011, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

NOTE E. SEGMENT REPORTING

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

We use earnings before unallocated corporate overhead, interest and taxes to evaluate segment profitability. Unallocated costs before interest and income taxes include corporate employee-related costs, occupancy expenses (including depreciation expense), administrative costs and third party service costs, primarily in our corporate systems, corporate facilities and other administrative departments. Unallocated assets include corporate cash and cash equivalents, deferred income taxes, the net book value of corporate facilities and related information systems, and other corporate long-lived assets.

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Direct-to- Customer	Retail	Unallocated	Total
Thirteen weeks ended July 29, 2012
Net revenues[1]	$414,361	$459,922	$0	$874,283
Depreciation and amortization expense	5,677	17,497	9,350	32,524
Operating income	95,223	38,602	(63,722)	70,103
Capital expenditures	7,482	16,808	17,499	41,789
Thirteen weeks ended July 31, 2011
Net revenues[1]	$368,041	$446,709	$0	$814,750
Depreciation and amortization expense	4,951	19,791	8,279	33,021
Operating income[2]	83,562	38,276	(57,753)	64,085
Capital expenditures	8,873	13,860	17,556	40,289
Twenty-six weeks ended July 29, 2012
Net revenues[1]	$788,768	$903,129	$0	$1,691,897
Depreciation and amortization expense	11,294	35,556	18,468	65,318
Operating income[3]	173,178	72,955	(126,707)	119,426
Assets[4]	373,340	881,375	735,169	1,989,884
Capital expenditures	12,758	26,080	30,770	69,608
Twenty-six weeks ended July 31, 2011
Net revenues[1]	$712,162	$873,413	$0	$1,585,575
Depreciation and amortization expense	10,063	39,401	16,435	65,899
Operating income[2]	158,690	68,755	(111,660)	115,785
Assets[4]	315,176	882,388	812,560	2,010,124
Capital expenditures	13,227	20,723	28,575	62,525

[1]

Includes net revenues of approximately $31.6 million and $31.9 million for the thirteen weeks ended July 29, 2012 and July 31, 2011, respectively, and $62.2 million and $58.1 million for the twenty-six weeks ended July 29, 2012 and July 31, 2011, respectively, related to our foreign operations.

[2]

Includes expenses in the retail channel of approximately $0.8 million and $2.3 million for the thirteen weeks and twenty-six weeks ended July 31, 2011, respectively, related to asset impairment and early lease termination charges for underperforming retail stores.

[3]

Unallocated costs include approximately $7.0 million for employee separation charges primarily related to the retirement of our former Executive Vice President, Chief Operating and Chief Financial Officer.

[4]	Includes approximately $26.5 million and $26.0 million of long-term assets as of July 29, 2012 and July 31, 2011, respectively, related to our foreign operations.

NOTE F. COMMITMENTS AND CONTINGENCIES

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

NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDEND POLICY

Stock Repurchase Program

In January 2012, our Board of Directors authorized a stock repurchase program to purchase up to $225,000,000 of our common stock. During the thirteen weeks ended July 29, 2012, we repurchased 884,763 shares under this program at an average cost of $35.43 per share and a total cost of $31,343,000. During the twenty-six weeks ended July 29, 2012, we repurchased 2,529,271 shares under this program at an average cost of $36.80 per share and a total cost of $93,076,000. As of July 29, 2012, there remains an aggregate of $62,500,000 available for repurchases under this program.

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

During the thirteen weeks ended July 31, 2011, we repurchased 806,282 shares of our common stock at an average cost of $38.75 per share and a total cost of $31,246,000. During the twenty-six weeks ended July 31, 2011, we repurchased 1,566,508 shares of our common stock at an average cost of $39.90 per share and a total cost of $62,496,000 under programs previously authorized by our Board of Directors.

Dividend Policy

Our quarterly cash dividend was $0.22 per common share for the thirteen weeks ended July 29, 2012. Our quarterly cash dividend may be limited or terminated at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our compliance with our bank covenants; our expectations regarding the overall economic characteristics and trends of each of our major concepts within each reportable segment; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our expectations regarding our brands as we execute our strategies; the execution of our strategies; our investment in our key long-term growth initiatives; our focus on enhancements to the online shopping experience; the expansion of our global business, including expectations regarding the opening of additional franchised locations, the opening of our first company-operated stores outside of North America and our global e-commerce shipping capabilities; our focus on improving customer service and enhancing profitability; our plans and strategies to gain market share and improve profitability; our plans to leverage our multi-channel business model and grow our direct-to-customer business; our planned investments; our planned capital expenditures; statements related to selling, general and administrative expenses to support our growth strategies; our expected net revenues and diluted earnings per share for fiscal 2012; our expectations regarding our dividends and repurchases; our expectations regarding our effective tax rate for fiscal 2012 and the variability in our quarterly tax rates; our plans to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, purchases of property and equipment, stock repurchases and dividend payments; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our stock repurchase program; our estimates and assumptions in preparing our condensed consolidated financial statements; our beliefs regarding seasonal patterns associated with the retail and direct-to-customer industries; our potential use of foreign currency contracts; our expectations regarding demand for our products; our beliefs regarding guidance; and our expectations regarding our cash flow, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

OVERVIEW

We are a multi-channel specialty retailer of high-quality products for the home. The direct-to-customer segment of our business sells our products through our six e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com and rejuvenation.com) and seven direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Bed and Bath, PBteen, West Elm and Rejuvenation). Our e-commerce platform is available to customers worldwide, while our catalogs reach customers throughout the U.S. The retail segment of our business sells similar products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation). Based on their contribution to our net revenues, our core brands are: Pottery Barn, which sells casual home furnishings; Williams-Sonoma, which sells cooking and entertaining essentials; and Pottery Barn Kids, which sells stylish children’s furnishings.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended July 29, 2012 (“second quarter of fiscal 2012”), as compared to the thirteen weeks ended July 31, 2011 (“second quarter of fiscal 2011”) and the twenty-six weeks ended July 29, 2012 (“year-to-date 2012”), as compared to the twenty-six weeks ended July 31, 2011 (“year-to-date 2011”), should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Second Quarter of Fiscal 2012 Financial Results

In the second quarter of fiscal 2012, our net revenues increased 7.3% to $874,283,000 compared to $814,750,000 in the second quarter of fiscal 2011 and comparable brand revenues increased 7.4%. Diluted earnings per share in the second quarter of fiscal 2012 increased to $0.43, versus $0.37 in the second quarter of fiscal 2011. We also ended the quarter with $336,550,000 in cash after returning $53,656,000 to our stockholders this quarter through stock repurchases and dividends.

Direct-to-customer net revenues in the second quarter of fiscal 2012 increased $46,320,000, or 12.6%, compared to the second quarter of fiscal 2011. This increase was driven by growth across all brands, led by the Pottery Barn and West Elm brands, as well as incremental net revenues from Rejuvenation. E-commerce net revenues increased 13.9% to $360,723,000 in the second quarter of fiscal 2012, compared to $316,715,000 in the second quarter of fiscal 2011.

Retail net revenues in the second quarter of fiscal 2012 increased $13,213,000, or 3.0%, compared to the second quarter of fiscal 2011. This increase was primarily driven by the Pottery Barn and West Elm brands, partially offset by a decrease in the Williams-Sonoma brand and a 0.5% year-over-year reduction in retail leased square footage, including seven net fewer stores. Comparable store sales in the second quarter of fiscal 2012 increased 3.9% compared to 1.4% in the second quarter of fiscal 2011.

Pottery Barn and West Elm again performed well during the quarter. Pottery Barn Kids and PBteen experienced year-over-year revenue growth, and Williams-Sonoma improved its revenue trend versus the prior quarter.

In the Pottery Barn brand, comparable brand revenues increased 11.7% during the second quarter of fiscal 2012. All key categories, including furniture, textiles, accessories and tabletop, delivered strong growth during the quarter. West Elm comparable brand revenues increased 15.6% during the quarter, on top of 28.6% growth in the second quarter of fiscal 2011, driven by textiles, furniture, decorative accessories, and lighting. In the Williams-Sonoma brand, comparable brand revenues decreased 0.4% during the second quarter of fiscal 2012. In addition to the improvement in revenue trends we saw versus prior quarters, the Williams-Sonoma brand also saw sequential improvement in selling margins versus the prior quarter as we continue to introduce more innovative and exclusive products across all categories. Pottery Barn Kids comparable brand revenues increased 3.8% during the second quarter of fiscal 2012. Furniture, textiles, and decorative accessories all contributed to this performance. We also saw a strong consumer response to our expanded baby offering and registry, which are key initiatives of Pottery Barn Kids this year. PBteen comparable brand revenues increased 0.8% during the quarter, on top of 19.5% growth in the second quarter of fiscal 2011, and we saw strong consumer response to our textiles led by our dorm initiative and an early response to our Fall collections.

Second Quarter of Fiscal 2012 Operational Results

Throughout the second quarter of fiscal 2012, we continued to invest in our key long-term growth initiatives, including investments in e-commerce, supply chain, global expansion and business development.

In e-commerce, we implemented enhancements that further improve the shopping experience, including improving site navigation to accommodate our growing product assortment, making it easier for customers to find and buy our products online.

In supply chain, we continue to be focused on improving the customer experience while reducing costs, including continuing with our efforts to build quality into every phase of the design and manufacturing process.

In our global business, we announced that we will be opening our first company-operated stores outside of North America in early fiscal 2013, comprising four stores in Sydney, Australia. Also, through our franchise partner, two new stores were opened during the second quarter in Saudi Arabia, and the first Williams-Sonoma, West Elm and PBteen stores will be opening in the Middle East later this year.

Finally, with respect to our recently acquired business, Rejuvenation, we recently opened a new store in Berkeley, California, and continued with our integration of this brand into our company.

Fiscal 2012

As we look forward to the remainder of fiscal 2012, we are focused on the customer so that we can continue to deliver increased revenue and profitability, while simultaneously investing in our future. We also remain focused on executing against our key initiatives for 2012, including: to grow sales in each of our existing brands; to invest in the competitive strengths of our multi-channel business; to invest in our supply chain; to leverage our customer insights to fill white space; to answer the worldwide demand for our products by expanding the global presence of our brands; and to invest in the technologies that underlie all of these strategies.

In order to support these long-term strategies, we expect our fiscal 2012 capital spending to be in the range of $200,000,000 to $220,000,000 and expect to invest $15,000,000 to $20,000,000 in incremental selling, general and administrative expenses. Including all of these investments, in fiscal 2012 (a 53-week year), we expect net revenues to increase in the range of 7% to 8% and diluted earnings per share to be in the range of $2.40 to $2.47 with more than $240,000,000 expected to be returned to stockholders through stock repurchases and dividends.

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

The following table summarizes our net revenues for the second quarter of fiscal 2012 and fiscal 2011, and year-to-date 2012 and 2011:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	July 29, 2012	% Total	July 31, 2011	% Total	July 29, 2012	% Total	July 31, 2011	% Total
Direct-to-customer net revenues	$414,361	47.4%	$368,041	45.2%	$788,768	46.6%	$712,162	44.9%
Retail net revenues	459,922	52.6%	446,709	54.8%	903,129	53.4%	873,413	55.1%
Net revenues	$874,283	100.0%	$814,750	100.0%	$1,691,897	100.0%	$1,585,575	100.0%

Net revenues in the second quarter of fiscal 2012 increased by $59,533,000, or 7.3%, compared to the second quarter of fiscal 2011. This increase was driven by comparable brand revenue growth of 7.4%, including e-commerce net revenue growth of 13.9%, and a 3.9% increase in comparable store sales. These increased net revenues during the second quarter of fiscal 2012 were primarily driven by the Pottery Barn and West Elm brands, as well as incremental net revenues from Rejuvenation.

Net revenues for year-to-date 2012 increased by $106,322,000, or 6.7%, compared to year-to-date 2011. This increase was driven by comparable brand revenue growth of 6.4%, including e-commerce net revenue growth of 12.8%, and a 4.3% increase in comparable store sales. These increased net revenues during year-to-date 2012 were driven by the Pottery Barn and West Elm brands, as well as incremental net revenues from Rejuvenation.

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

Percentages represent changes in comparable brand revenue compared to the same period in the prior year.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Comparable brand revenue growth (decline)	July 29, 2012		July 31, 2011	July 29, 2012		July 31, 2011
Pottery Barn	11.7%		3.4%	10.4%		5.6%
Williams-Sonoma[1]	(0.4%	)	0.9%	(1.7%	)	2.0%
Pottery Barn Kids	3.8%		7.6%	1.5%		9.2%
West Elm	15.6%		28.6%	18.7%		29.7%
PBteen	0.8%		19.5%	(2.2%	)	13.8%
Total	7.4%		6.5%	6.4%		7.7%

[1]

Williams-Sonoma excludes net revenues from Williams-Sonoma Home merchandise. Including Williams-Sonoma Home, comparable brand revenue growth (decline) for Williams-Sonoma was (1.5%) and 0.7% in the second quarter of fiscal 2012 and fiscal 2011, respectively, and (2.8%) and 1.8% for year-to-date 2012 and year-to-date 2011, respectively (Williams-Sonoma Home net revenues are included in the total).

DIRECT-TO-CUSTOMER NET REVENUES

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Direct-to-customer net revenues	$414,361	$368,041	$788,768	$712,162
Direct-to-customer net revenue growth	12.6%	13.0%	10.8%	12.8%
E-commerce net revenue growth	13.9%	18.4%	12.8%	19.5%
E-commerce net revenues as a percent of direct-to-customer net revenues	87.1%	86.1%	86.8%	85.2%

Direct-to-customer net revenues in the second quarter of fiscal 2012 increased $46,320,000, or 12.6%, compared to the second quarter of fiscal 2011. This increase was driven by growth across all brands, led by the Pottery Barn and West Elm brands, as well as incremental net revenues from Rejuvenation. E-commerce net revenues increased 13.9% to $360,723,000 in the second quarter of fiscal 2012, compared to $316,715,000 in the second quarter of fiscal 2011.

Direct-to-customer net revenues for year-to-date 2012 increased $76,606,000, or 10.8%, compared to year-to-date 2011. This increase was primarily driven by the Pottery Barn and West Elm brands, as well as incremental net revenues from Rejuvenation. In e-commerce, net revenues increased 12.8% to $684,381,000 for year-to-date 2012, compared to $606,523,000 for year-to-date 2011.

RETAIL NET REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Retail net revenues	$459,922	$446,709	$903,129	$873,413
Retail net revenue growth (decline)	3.0%	(0.7% )	3.4%	1.4%
Comparable store sales growth	3.9%	1.4%	4.3%	4.0%
Number of stores - beginning of period	575	589	576	592
Number of new stores	5	3	7	3
Number of new stores due to remodeling[1]	2	3	3	8
Number of permanently closed stores	(1)	(5)	(3)	(10)
Number of closed stores due to remodeling[1]	(2)	(4)	(4)	(7)
Number of stores - end of period	579	586	579	586
Store selling square footage at period-end	3,526,000	3,558,000	3,526,000	3,558,000
Store leased square footage (“LSF”) at period-end	5,738,000	5,767,000	5,738,000	5,767,000

[1]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

	Store Count					Avg. LSF Per Store
	April 29, 2012	Openings	Closings	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Williams-Sonoma	259	2	(2)	259	268	6,500	6,500
Pottery Barn	193	1	(1)	193	200	13,800	13,700
Pottery Barn Kids	82	1	-	83	83	8,100	8,200
West Elm	38	2	-	40	35	16,400	17,200
Rejuvenation	3	1	-	4	-	13,200	-
Total[1]	575	7	(3)	579	586	9,900	9,800

[1]	Temporary “pop-up” stores, where lease terms are typically short-term in nature and are used to test new markets, are not included in the totals above as they are not considered permanent stores.

Retail net revenues in the second quarter of fiscal 2012 increased $13,213,000, or 3.0%, compared to the second quarter of fiscal 2011. This increase was primarily driven by the Pottery Barn and West Elm brands, partially offset by a decrease in the Williams-Sonoma brand and a 0.5% year-over-year reduction in retail leased square footage, including seven net fewer stores. Comparable store sales in the second quarter of fiscal 2012 increased 3.9% compared to 1.4% in the second quarter of fiscal 2011.

Retail net revenues for year-to-date 2012 increased $29,716,000, or 3.4%, compared to year-to-date 2011. This increase was primarily driven by the Pottery Barn and West Elm brands, partially offset by a decrease in the Williams-Sonoma brand and a 0.5% year-over-year reduction in retail leased square footage, including seven net fewer stores. Comparable store sales for year-to-date 2012 increased 4.3% compared to 4.0% for year-to-date 2011.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	July 29, 2012	% Net Revenues	July 31, 2011	% Net Revenues	July 29, 2012	% Net Revenues	July 31, 2011	% Net Revenues
Cost of goods sold[1]	$539,803	61.7%	$506,029	62.1%	$1,048,151	62.0%	$980,971	61.9%

[1]

Includes total occupancy expenses of $124,492,000 and $123,193,000 for the second quarter of fiscal 2012 and fiscal 2011, respectively, and $249,679,000 and $247,829,000 for year-to-date 2012 and year-to-date 2011, respectively.

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

Second Quarter of Fiscal 2012 vs. Second Quarter of Fiscal 2011

Cost of goods sold increased by $33,774,000 or 6.7%, in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Cost of goods sold as a percentage of net revenues decreased to 61.7% in the second quarter of fiscal 2012 from 62.1% in the second quarter of fiscal 2011. This decrease was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues, partially offset by lower selling margins including increasing our shipping value to our customers.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 80 basis points in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. This increase as a percentage of net revenues was primarily driven by lower selling margins including increasing our shipping value to our customers, partially offset by the leverage of fixed occupancy expenses and a decrease in occupancy expense dollars.

In the retail channel, cost of goods sold as a percentage of net revenues decreased 70 basis points in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. This decrease as a percentage of net revenues was primarily driven by a rate reduction in occupancy expenses and improved selling margins.

Year-to-Date 2012 vs. Year-to-Date 2011

Cost of goods sold for year-to-date 2012 increased by $67,180,000, or 6.8%, compared to year-to-date 2011. Cost of goods sold as a percentage of net revenues increased to 62.0% for year-to-date 2012 from 61.9% for year-to-date 2011. This increase was primarily driven by lower selling margins including increasing our shipping value to our customers, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 120 basis points for year-to-date 2012 compared to year-to-date 2011. This increase as a percentage of net revenues was primarily driven by lower selling margins including increasing our shipping value to our customers, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues and a decrease in occupancy expense dollars.

In the retail channel, cost of goods sold as a percentage of net revenues decreased 40 basis points for year-to-date 2012 compared to year-to-date 2011. This decrease as a percentage of net revenues was primarily driven by a rate reduction in occupancy expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	July 29, 2012	% Net Revenues	July 31, 2011	% Net Revenues	July 29, 2012	% Net Revenues	July 31, 2011	% Net Revenues
Selling, general and administrative expenses	$264,377	30.2%	$244,636	30.0%	$524,320	31.0%	$488,819	30.8%

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

Second Quarter of Fiscal 2012 vs. Second Quarter of Fiscal 2011

Selling, general and administrative expenses increased by $19,741,000, or 8.1%, in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Selling, general and administrative expenses as a percentage of net revenues increased to 30.2% in the second quarter of fiscal 2012 from 30.0% in the second quarter of fiscal 2011 (which included expense of $518,000 from asset impairment and early lease termination charges for underperforming retail stores). This increase as a percentage of net revenues was primarily driven by higher employment costs, partially offset by greater advertising efficiency.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 100 basis points in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. This decrease was primarily driven by greater advertising efficiency and lower general expenses, partially offset by higher employment costs.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased 80 basis points in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. This increase was primarily driven by higher employment costs.

Year-to-Date 2012 vs. Year-to-Date 2011

Selling, general and administrative expenses for year-to-date 2012 increased by $35,501,000, or 7.3%, compared to year-to-date 2011. Including employee separation charges of $6,935,000 primarily related to the retirement of our former Executive Vice President, Chief Operating and Chief Financial Officer, selling, general and administrative expenses as a percentage of net revenues increased to 31.0% for year-to-date 2012 from 30.8% for year-to-date 2011 (which included expense of $2,040,000 from early lease termination charges for underperforming retail stores). This increase as a percentage of net revenues was primarily driven by higher employment costs including employee separation charges, partially offset by reductions in general expenses and greater advertising efficiency.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 80 basis points for year-to-date 2012 compared to year-to-date 2011. This decrease was primarily driven by greater advertising efficiency and reductions in general expenses, partially offset by higher employment costs.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased 20 basis points for year-to-date 2012 compared to year-to-date 2011. This increase was primarily driven by higher employment costs, partially offset by reductions in general expenses and a reduction in year-over-year asset impairment and early lease termination charges for underperforming retail stores.

INCOME TAXES

The effective rate was 38.1% for year-to-date 2012 and 38.7% for year-to-date 2011.

We expect the effective tax rate to be in the range of 38.2% to 38.6% for fiscal 2012. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates due to volatility in earnings in addition to taxable events that occur and tax exposures that are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of July 29, 2012, we held $336,550,000 in cash and cash equivalent funds, the majority of which are held in money market funds, interest-bearing demand deposit accounts and highly liquid U.S. Treasury bills. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2012, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, purchases of property and equipment, stock repurchases and dividend payments. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to December 22, 2016, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During the thirteen and twenty-six weeks ended July 29, 2012 and July 31, 2011, we had no borrowings under the credit facility, and no amounts were outstanding as of July 29, 2012 or July 31, 2011. However, as of July 29, 2012, $8,670,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Additionally, as of July 29, 2012, we had three unsecured letter of credit reimbursement facilities for a total of $90,000,000, of which an aggregate of $21,890,000 was outstanding. On August 31, 2012, we renewed all three of our letter of credit facilities for the same amount and each of these facilities now mature on August 30, 2013. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our bank covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2012. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

For year-to-date 2012, net cash provided by operating activities was $38,736,000 compared to net cash used in operating activities of $47,731,000 for year-to-date 2011. For year-to-date 2012 net cash provided by operating activities was primarily attributable to net earnings and an increase in customer deposits and deferred rent and lease incentives, partially offset by an increase in merchandise inventories. This represents an increase in net cash provided compared to the use of cash for year-to-date 2011 primarily due to the timing of payments and expenditures, resulting in less cash needed to pay income taxes payable, accrued salaries, benefits and other expenses and accounts payable, partially offset by an increase in inventory purchases.

For year-to-date 2012, net cash used in investing activities was $70,973,000 compared to net cash used in investing activities of $64,893,000 for year-to-date 2011. For year-to-date 2012, net cash used in investing activities was primarily attributable to purchases of property and equipment of $69,608,000, comprised of $29,631,000 for systems development projects (including e-commerce websites), $20,604,000 for stores and $19,373,000 for distribution, facility infrastructure and other projects. This represents an increase in net cash used compared to year-to-date 2011 primarily due to an increase in the purchases of property and equipment.

For fiscal 2012, we anticipate investing $200,000,000 to $220,000,000 in the purchase of property and equipment, primarily for systems development projects (including e-commerce websites), the construction of new, remodeled or expanded stores, as well as distribution center and other infrastructure projects.

For year-to-date 2012, net cash used in financing activities was $133,822,000 compared to net cash used in financing activities of $92,147,000 for year-to-date 2011. Net cash used in financing activities for year-to-date 2012 and compared to year-to-date 2011 was primarily attributable to the repurchase of common stock and the payment of dividends.

Stock Repurchase Program

See section titled Unregistered Sales of Equity Securities And Use of Proceeds within Part II, Item 2 of this Quarterly Report on Form 10-Q for further information.

Dividend Policy

Our quarterly cash dividend was $0.22 per common share for the second quarter of fiscal 2012, for an annual cash dividend, subject to capital availability, of $0.88 per share. Our quarterly cash dividend may be limited or terminated at any time.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the second quarter of fiscal 2012, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended January 29, 2012.

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

Interest Rate Risk

As of July 29, 2012, our line of credit facility was the only instrument we held with a variable interest rate which could, if drawn upon, subject us to risks associated with changes in that interest rate. As of July 29, 2012, there were no amounts outstanding under our credit facility.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of July 29, 2012, our investments, made primarily in money market funds, interest-bearing demand deposit accounts and highly liquid U.S. Treasury bills, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 3% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during year-to-date 2012 and year-to-date 2011. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, as of July 29, 2012, our retail stores in Canada and our limited operations in Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. These exchange rate fluctuations have not been material to us in the past, however, as we continue to expand globally, we may enter into foreign currency contracts in the future to minimize any currency risk associated with our international operations. We did not enter into any foreign currency contracts during year-to-date 2012 or year-to-date 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of July 29, 2012, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

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

Our financial performance is subject to changes in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may deteriorate significantly, and could remain depressed for an extended period of time. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is limited, unemployment rates increase or there is economic uncertainty. An uncertain economic environment, such as the one we experienced during the 2008-2009 economic downturn, could cause our vendors to go out of business or our banks to discontinue lending to us or our vendors, or it could cause us to undergo additional restructurings, any of which would adversely impact our business and operating results.

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

If our vendors fail to adhere to our quality control standards, we may delay a product launch or recall a product, which could damage our reputation and negatively affect our operations and financial results.

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

We are currently growing our business through global expansion. In August 2012, we announced the opening of four stores in Sydney, Australia. The four stores are currently slated to open in early 2013, and are our first retail locations outside of North America to be owned and operated by us as part of our overall global expansion strategy. Additionally, in fiscal 2009, we entered into a franchise agreement with an unaffiliated franchisee to operate stores in the Middle East. Under this agreement, our franchisee operates stores that sell goods purchased from us under our brand names. We have no prior experience directly opening stores outside of North America and we have limited experience opening stores through third party arrangements. Our success as we expand globally will depend, in part, on our ability to understand consumer preferences and anticipate buying trends there. Further, our franchise arrangements may not continue to be successful. The administration of our global expansion may divert management attention and require more resources than we expect.

While our global expansion to date has been a small part of our business, we plan to continue to increase the number of stores we open directly and through franchise arrangements. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new global markets. In addition, certain aspects of our franchise arrangements are not directly within our control, such as the ability of our franchisee to meet its projections regarding store openings and sales. Moreover, while the agreement we have entered into may provide us with certain termination rights, to the extent that our franchisee does not operate its stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with this franchise agreement, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable regulations or laws could have an adverse effect on our results of operations.

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

We have limited experience operating on a global basis and our failure to effectively manage the risks and challenges inherent in a global business could adversely affect our business, operating results and financial condition and growth prospects.

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

Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographic surveys regarding the location of consumers in our target market segments. While we believe that the surveys and other relevant information are helpful indicators of suitable store locations, we recognize that these information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, changes in demographics, in the types of merchandise that we sell and in the pricing of our products may reduce the number of suitable store locations. Further, time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays. We may not be able to open new stores or, if opened, operate those stores profitably. Construction and other delays in store openings could have a negative impact on our business and operating results. Additionally, we may not be able to renegotiate the terms of our current leases or close our underperforming stores, either of which could negatively impact our operating results.

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

In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or losses in countries with differing statutory tax rates or by changes to existing rules or regulations. There could be an adverse impact on our effective tax rate if pending government proposals in the U.S. for fundamental international tax reform are enacted. Further, other pending tax legislation in the U.S. and abroad could negatively impact our current or future tax structure and effective tax rates.

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

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially during peak sales seasons, and incur other expenses to support new brands and brand extensions and the growth of our existing brands, including the opening of new stores. Alternatively, if we are unable to make substantial adjustments to our cost structure during times of uncertainty, such as the 2008-2009 economic downtown, we may incur unnecessary expenses or we may have too few resources to properly run our business, and our business and operating results may be negatively impacted. From time to time, we may also experience union organizing activity in currently non-union facilities. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits and other employment-related lawsuits against retail companies, especially in California.

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

If our operating and financial performance in any given period does not meet the guidance that we have provided to the public, our stock price may decline.

We provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided, especially in times of economic uncertainty. In the past, when we have reduced our previously provided guidance, the market price of our common stock has declined. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock may decline as well.

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

We regularly review and evaluate our liquidity and capital needs. We currently believe that our available cash, cash equivalents and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs and we might need additional external funding to support our operations. Although we were able to amend our line of credit facility during fiscal 2012 on acceptable terms, in the event we require additional liquidity from our lenders, such funds may not be available to us or may not be available to us on acceptable terms in the future. For example, in the event we were to breach any of our financial covenants, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing credit facility on less favorable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers on terms that are acceptable to us, or at all, as the availability of letter of credit facilities may become limited. Further, the providers of such credit may reallocate the available credit to other borrowers. If we are unable to access credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.

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

A significant portion of our customer orders are placed through our e-commerce websites or through our customer care centers. In addition, a significant portion of sales made through our retail channel require the collection of certain customer data, such as credit card information. In order for our sales channel to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we take the security of our systems and the privacy of our customers’ confidential information seriously, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our websites or stores and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could harm our business.

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

Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any one of our key employees leaves, are seriously injured or are unable to work, and we are unable to find a qualified replacement, we may be unable to execute our business strategy.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2012, our Board of Directors authorized a stock repurchase program to purchase up to $225,000,000 of our common stock. During the second quarter of fiscal 2012, we repurchased 884,763 shares under this program at an average cost of $35.43 per share and a total cost of $31,343,000. During year-to-date 2012, we repurchased 2,529,271 shares under this program at an average cost of $36.80 per share and a total cost of $93,076,000. As of July 29, 2012, there remains an aggregate of $62,500,000 available for repurchases under this program.

The following table summarizes our repurchases of shares of our common stock during the second quarter of fiscal 2012:

Fiscal period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 30, 2012 to May 27, 2012	266,400	$ 37.11	266,400	$ 83,956,000
May 28, 2012 to June 24, 2012	271,200	$ 34.61	271,200	$ 74,570,000
June 25, 2012 to July 29, 2012	347,163	$ 34.77	347,163	$ 62,500,000
Total	884,763	$ 35.43	884,763	$ 62,500,000

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

During the second quarter of fiscal 2011, we repurchased 806,282 shares of our common stock at an average cost of $38.75 per share and a total cost of $31,246,000. During year-to-date 2011, we repurchased 1,566,508 shares of our common stock at an average cost of $39.90 per share and a total cost of $62,496,000 under programs previously authorized by our Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit Description
10.1+	Separation Agreement and General Release by and between the Company and Sharon L. McCollam dated March 7, 2012
10.2+

Williams-Sonoma, Inc. 2001 Incentive Bonus Plan, as amended (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on April 6, 2012, File No. 001-14077)

10.3

Second Amendment to Fifth Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, the lenders party thereto, and certain subsidiaries of the Company as guarantors, dated June 22, 2012

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
Julie P. Whalen Chief Financial Officer

Date: September 7, 2012