Form 10-Q
period 2012-10-28
WILLIAMS SONOMA INC
filed 2012-12-07
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2012

or

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

As of November 25, 2012, 98,046,283 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 28, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars and shares in thousands, except per share amounts	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Net revenues	$944,554	$867,176	$2,636,451	$2,452,751
Cost of goods sold	576,556	535,213	1,624,707	1,516,184
Gross margin	367,998	331,963	1,011,744	936,567
Selling, general and administrative expenses	288,702	263,219	813,022	752,038
Operating income	79,296	68,744	198,722	184,529
Interest (income) expense, net	(173)	(7)	(532)	63
Earnings before income taxes	79,469	68,751	199,254	184,466
Income taxes	30,569	25,330	76,258	70,121
Net earnings	$48,900	$43,421	$122,996	$114,345
Basic earnings per share	$0.50	$0.42	$1.24	$1.09
Diluted earnings per share	$0.49	$0.41	$1.21	$1.07
Shares used in calculation of earnings per share:
Basic	98,444	103,651	99,528	104,592
Diluted	100,418	105,721	101,285	106,835

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Net earnings	$48,900	$43,421	$122,996	$114,345
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,325	(2,184)	1,024	276
Comprehensive income	$50,225	$41,237	$124,020	$114,621

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	October 28, 2012	January 29, 2012	October 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$262,484	$502,757	$379,393
Restricted cash	16,049	14,732	14,726
Accounts receivable, net	59,562	45,961	54,140
Merchandise inventories, net	688,437	553,461	626,583
Prepaid catalog expenses	44,452	34,294	46,898
Prepaid expenses	34,370	24,188	41,925
Deferred income taxes, net	91,718	91,744	85,602
Other assets	9,741	9,229	9,632
Total current assets	1,206,813	1,276,366	1,258,899
Property and equipment, net	763,576	734,672	740,025
Non-current deferred income taxes, net	13,691	12,382	34,061
Other assets, net	39,342	37,418	18,179
Total assets	$2,023,422	$2,060,838	$2,051,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$236,562	$218,329	$220,689
Accrued salaries, benefits and other	96,534	111,774	89,117
Customer deposits	208,239	190,417	207,749
Income taxes payable	1,467	22,435	17,152
Current portion of long-term debt	1,753	1,795	1,815
Other liabilities	28,734	27,049	26,418
Total current liabilities	573,289	571,799	562,940
Deferred rent and lease incentives	177,912	181,762	188,989
Long-term debt	3,755	5,478	5,494
Other long-term obligations	50,609	46,537	45,957
Total liabilities	805,565	805,576	803,380
Commitments and contingencies
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	0	0	0
Common stock: $.01 par value; 253,125 shares authorized; 98,095, 100,451 and 103,049 shares issued and outstanding at October 28, 2012, January 29, 2012 and October 30, 2011, respectively	981	1,005	1,030
Additional paid-in capital	495,938	478,720	480,292
Retained earnings	707,323	762,947	753,196
Accumulated other comprehensive income	13,615	12,590	13,266
Total stockholders’ equity	1,217,857	1,255,262	1,247,784
Total liabilities and stockholders’ equity	$2,023,422	$2,060,838	$2,051,164

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2012	October 30, 2011
Cash flows from operating activities:
Net earnings	$122,996	$114,345
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	98,653	98,773
Loss on sale/disposal of assets	1,567	1,290
Impairment of assets	0	172
Amortization of deferred lease incentives	(19,785)	(20,828)
Deferred income taxes	(8,767)	(6,989)
Tax benefit from exercise of stock-based awards	7,098	6,036
Stock-based compensation expense	22,778	17,834
Changes in:
Accounts receivable	(13,045)	(12,526)
Merchandise inventories	(134,545)	(113,034)
Prepaid catalog expenses	(10,157)	(10,073)
Prepaid expenses and other assets	(12,883)	(19,125)
Accounts payable	4,832	(17,687)
Accrued salaries, benefits and other current and long-term liabilities	(9,069)	(38,535)
Customer deposits	17,773	15,284
Deferred rent and lease incentives	15,866	8,027
Income taxes payable	(20,929)	(24,847)
Net cash provided by (used in) operating activities	62,383	(1,883)
Cash flows from investing activities:
Purchases of property and equipment	(116,398)	(102,255)
Restricted cash deposits	(1,317)	(2,214)
Proceeds from insurance reimbursement	0	707
Other	(231)	(536)
Net cash used in investing activities	(117,946)	(104,298)
Cash flows from financing activities:
Repurchase of common stock	(124,293)	(93,986)
Payment of dividends	(66,185)	(51,334)
Tax withholdings related to stock-based awards	(12,327)	(8,376)
Proceeds from exercise of stock-based awards	12,009	7,651
Excess tax benefit from exercise of stock-based awards	7,399	4,895
Repayments of long-term obligations	(1,765)	(1,515)
Other	(405)	(86)
Net cash used in financing activities	(185,567)	(142,751)
Effect of exchange rates on cash and cash equivalents	857	(78)
Net decrease in cash and cash equivalents	(240,273)	(249,010)
Cash and cash equivalents at beginning of period	502,757	628,403
Cash and cash equivalents at end of period	$262,484	$379,393

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirty-Nine Weeks Ended October 28, 2012 and October 30, 2011

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The condensed consolidated balance sheets as of October 28, 2012 and October 30, 2011, the condensed consolidated statements of earnings and of comprehensive income for the thirteen and thirty-nine weeks then ended, and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Significant intercompany transactions and accounts have been eliminated. The condensed consolidated balance sheet as of January 29, 2012, presented herein, has been derived from our audited consolidated balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2012.

The results of operations for the thirteen and thirty-nine weeks ended October 28, 2012 are not necessarily indicative of the operating results of the full year.

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

NOTE B. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 25,759,903 shares. As of October 28, 2012, there were 7,580,102 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of seven years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date. Option awards granted to employees generally vest over a period of four to five years. Stock awards granted to employees generally vest over a period of four years. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises will be funded with the issuance of new shares.

Stock-Based Compensation Expense

We measure and record stock-based compensation expense in our consolidated financial statements for all employee stock-based awards using a fair value method. During the thirteen and thirty-nine weeks ended October 28, 2012, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $7,686,000 and $22,778,000, respectively (including stock-based compensation expense of $3,019,000 for the thirty-nine weeks ended October 28, 2012, associated with the retirement of our former Executive Vice President, Chief Operating and Chief Financial Officer). During the thirteen and thirty-nine weeks ended October 30, 2011, we recognized total stock-based compensation expense of $5,578,000 and $17,834,000, respectively.

Stock Options

The following table summarizes our stock option activity during the thirty-nine weeks ended October 28, 2012:

Shares
Balance at January 29, 2012	934,696
Granted	0
Exercised	(415,136)
Cancelled	(680)
Balance at October 28, 2012 (100% vested)	518,880

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the thirty-nine weeks ended October 28, 2012:

Shares
Balance at January 29, 2012	3,941,642
Granted	0
Converted into common stock	(759,429)
Cancelled	(214,738)
Balance at October 28, 2012	2,967,475
Vested at October 28, 2012	1,221,789
Vested and expected to vest at October 28, 2012	2,342,876

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirty-nine weeks ended October 28, 2012:

Shares
Balance at January 29, 2012	2,293,851
Granted	1,226,037
Released	(379,285)
Cancelled	(331,352)
Balance at October 28, 2012	2,809,251
Vested and expected to vest at October 28, 2012	1,984,825

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended October 28, 2012
Basic	$48,900	98,444	$0.50
Effect of dilutive stock-based awards		1,974
Diluted	$48,900	100,418	$0.49
Thirteen weeks ended October 30, 2011
Basic	$43,421	103,651	$0.42
Effect of dilutive stock-based awards		2,070
Diluted	$43,421	105,721	$0.41
Thirty-nine weeks ended October 28, 2012
Basic	$122,996	99,528	$1.24
Effect of dilutive stock-based awards		1,757
Diluted	$122,996	101,285	$1.21
Thirty-nine weeks ended October 30, 2011
Basic	$114,345	104,592	$1.09
Effect of dilutive stock-based awards		2,243
Diluted	$114,345	106,835	$1.07

Stock-based awards of 1,210,000 and 2,482,000 for the thirteen weeks ended and 1,604,000 and 1,719,000 for the thirty-nine weeks ended October 28, 2012 and October 30, 2011, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Segment Information

Dollars in thousands	Direct-to- Customer	Retail	Unallocated	Total
Thirteen weeks ended October 28, 2012
Net revenues[1]	$447,115	$497,439	$0	$944,554
Depreciation and amortization expense	5,751	17,937	9,647	33,335
Operating income	100,769	44,003	(65,476)	79,296
Capital expenditures	7,922	25,861	13,007	46,790
Thirteen weeks ended October 30, 2011
Net revenues[1]	$389,653	$477,523	$0	$867,176
Depreciation and amortization expense	4,909	19,305	8,660	32,874
Operating income	84,268	46,110	(61,634)	68,744
Capital expenditures	8,857	20,201	10,672	39,730
Thirty-nine weeks ended October 28, 2012
Net revenues[1]	$1,235,883	$1,400,568	$0	$2,636,451
Depreciation and amortization expense	17,045	53,493	28,115	98,653
Operating income[2]	273,947	116,958	(192,183)	198,722
Assets[3]	411,560	970,250	641,612	2,023,422
Capital expenditures	20,680	51,941	43,777	116,398
Thirty-nine weeks ended October 30, 2011
Net revenues[1]	$1,101,815	$1,350,936	$0	$2,452,751
Depreciation and amortization expense	14,972	58,706	25,095	98,773
Operating income[4]	242,958	114,865	(173,294)	184,529
Assets[3]	351,040	924,547	775,577	2,051,164
Capital expenditures	22,084	40,924	39,247	102,255

[1]

Includes net revenues of approximately $39.4 million and $36.3 million for the thirteen weeks ended October 28, 2012 and October 30, 2011, respectively, and $101.6 million and $94.4 million for the thirty-nine weeks ended October 28, 2012 and October 30, 2011, respectively, related to our foreign operations.

[2]

Unallocated costs include approximately $7.0 million for employee separation charges primarily related to the retirement of our former Executive Vice President, Chief Operating and Chief Financial Officer.

[3]	Includes approximately $31.3 million and $25.4 million of long-term assets as of October 28, 2012 and October 30, 2011, respectively, related to our foreign operations.
[4]	Includes expenses in the retail channel of approximately $2.3 million related to asset impairment and early lease termination charges for underperforming retail stores.

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

NOTE F. STOCK REPURCHASE PROGRAM AND DIVIDEND

Stock Repurchase Program

In January 2012, our Board of Directors authorized a stock repurchase program to purchase up to $225,000,000 of our common stock. During the thirteen weeks ended October 28, 2012, we repurchased 748,807 shares under this program at an average cost of $41.69 per share and a total cost of $31,217,000. During the thirty-nine weeks ended October 28, 2012, we repurchased 3,278,078 shares under this program at an average cost of $37.92 per share and a total cost of $124,293,000. As of October 28, 2012, there remains an aggregate of $31,283,000 available for repurchases under this program.

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

During the thirteen weeks ended October 30, 2011, we repurchased 963,700 shares of our common stock at an average cost of $32.68 per share and a total cost of $31,490,000. During the thirty-nine weeks ended October 30, 2011, we repurchased 2,530,208 shares of our common stock at an average cost of $37.15 per share and a total cost of $93,986,000 under programs previously authorized by our Board of Directors.

Dividend

Our quarterly cash dividend was $0.22 per common share for the thirteen weeks ended October 28, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our expectations regarding the overall economic characteristics and trends of each of our major concepts within each reportable segment; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our expectations regarding our dividends and stock repurchase program; our expectations regarding our brands as we execute our strategies; the execution of our strategies; our investment in our strategic initiatives; our expectations regarding the growth of our existing brands; the expansion of our global business, including expectations regarding the opening of additional franchised locations, our global e-commerce shipping capabilities and the opening of our stores in Australia in early fiscal 2013; our expectations regarding launching new business; our focus on improving customer service and enhancing profitability; our focus on enhancements to the online shopping experience; our expectations regarding execution of our holiday season; our planned capital expenditures; our expectations regarding our effective tax rate for fiscal 2012 and the variability in our quarterly tax rates; our plans to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, purchases of property and equipment, stock repurchases and dividend payments; our compliance with our bank covenants; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our estimates and assumptions in preparing our condensed consolidated financial statements; our beliefs regarding seasonal patterns associated with the retail and direct-to-customer industries; our potential use of foreign currency contracts; our expectations regarding demand for our products; our beliefs regarding guidance; and our expectations regarding our cash flow, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we disclaim any obligation to update these forward-looking statements.

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

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended October 28, 2012 (“third quarter of fiscal 2012”), as compared to the thirteen weeks ended October 30, 2011(“third quarter of fiscal 2011”) and the thirty-nine weeks ended October 28, 2012 (“year-to-date 2012”), as compared to the thirty-nine weeks ended October 30, 2011(“year-to-date 2011”), should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Third Quarter of Fiscal 2012 Financial Results

In the third quarter of fiscal 2012, our net revenues increased 8.9% to $944,554,000, compared to $867,176,000 in the third quarter of fiscal 2011, and comparable brand revenues increased 8.5%. Diluted earnings per share in the third quarter of fiscal 2012 increased to $0.49, versus $0.41 in the third quarter of fiscal 2011. During the quarter, we also returned $52,953,000 to our stockholders through stock repurchases and dividends.

Direct-to-customer net revenues in the third quarter of fiscal 2012 increased $57,462,000, or 14.7%, compared to the third quarter of fiscal 2011. This increase was driven by growth across all brands, led by Pottery Barn, West Elm, Pottery Barn Kids and Williams-Sonoma. E-commerce net revenues increased 16.7% to $395,764,000 in the third quarter of fiscal 2012, compared to $339,130,000 in the third quarter of fiscal 2011.

Retail net revenues in the third quarter of fiscal 2012 increased $19,916,000, or 4.2%, compared to the third quarter of fiscal 2011. This increase was primarily driven by the Pottery Barn and West Elm brands, partially offset by a decrease in the Williams-Sonoma brand. Retail leased square footage remained flat compared to the third quarter of fiscal 2011. Comparable store sales in the third quarter of fiscal 2012 increased 2.9%, compared to 6.3% in the third quarter of fiscal 2011.

All brands delivered positive comparable brand revenue growth in the third quarter of fiscal 2012. Pottery Barn and West Elm continued to perform well, and comparable brand growth in Pottery Barn Kids accelerated as its inventory positions improved. PBteen and Williams-Sonoma both experienced year-over-year comparable brand revenue increases and improved revenue trends versus the second quarter of fiscal 2012.

In the Pottery Barn brand, comparable brand revenues increased 11.1% in the third quarter of fiscal 2012, on top of 7.0% growth in the third quarter of fiscal 2011, with strong results across both channels and all product categories. West Elm comparable brand revenues increased 13.0% during the third quarter of fiscal 2012, on top of 27.0% growth in the third quarter of fiscal 2011. Growth continued to be driven by all categories, led by double-digit comparable brand revenue growth in furniture and textiles. In Williams-Sonoma, as we continue to focus on improving overall brand performance, we saw a year-over-year increase in comparable brand revenues of 1.3% during the third quarter of fiscal 2012, compared to 0.3% growth in the third quarter of fiscal 2011. These net revenue improvements resulted from our strategic focus on product innovation, marketing and customer engagement. We have continued to work toward our goal of increasing our ratio of exclusive products, as the strongest performance continues to be in those categories where we have the highest proportion of new, exclusive and innovative products. In Pottery Barn Kids, comparable brand revenues increased 10.1% during the third quarter of fiscal 2012, on top of 5.2% growth in the third quarter of fiscal 2011, with strong results across both channels and all product categories. Textiles and decorative accessories posted notable growth, reflecting a successful back-to-school season. Our baby business was also strong, led by consumer response to our expanded nursery offerings, gift giving and registry experience. PBteen comparable brand revenues increased 2.0% during the quarter, on top of 6.5% growth in the third quarter of fiscal 2011. This growth was led by furniture and textiles with strength in our dorm initiative in the back-to-school time period and our strategic launch of Burton home furnishings.

Third Quarter of Fiscal 2012 Operational Results

Throughout the third quarter of fiscal 2012, we continued to invest in our three key strategic initiatives for driving sustainable, profitable growth and increasing stockholder value: growing our existing brands, global expansion and launching new businesses.

In our existing brands, we continued to focus on opportunities for further growth.

In our global business, we opened five new stores, including the first Williams-Sonoma and West Elm stores in the Middle East, with our unaffiliated franchisee. We also continued to ship to more than 90 countries around the world through our third party vendor and are continuing to make progress toward opening four stores in Sydney, Australia in early fiscal 2013, which represent our first company-owned stores outside of North America.

With respect to launching new businesses, in late October we announced West Elm Market, a brand extension of West Elm that provides an assortment inspired by the common sense shop-keeping of the classic general store. Subsequent to quarter-end, we also announced the launch of Mark and Graham, our newest direct-to-customer brand, which features personalized gifts and accessories.

Foundational to all of our growth initiatives are improvements in our supply chain and advancements in our technology.

In our supply chain, we continued to focus on improving our return rates as well as improving quality and on-time shipping performance by working with our teams in Vietnam and China. Additionally, we continued to make progress on the consolidation of our conveyable mail order operations and the in-sourcing of our distribution hubs.

In e-commerce, we implemented website improvements that provide for a more personalized shopping experience and make buying more streamlined for customers who transact on multiple devices. We also continued to explore and capitalize on social media and mobile opportunities.

As we look forward to the remainder of fiscal 2012, we continue to be focused on the execution of our holiday season and our long-term strategies that will allow us to continue to deliver increased revenue and profitability.

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

The following table summarizes our net revenues for the third quarter of fiscal 2012 and fiscal 2011, and year-to-date 2012 and 2011:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2012	% Total	October 30, 2011	% Total	October 28, 2012	% Total	October 30, 2011	% Total
Direct-to-customer net revenues	$447,115	47.3%	$389,653	44.9%	$1,235,883	46.9%	$1,101,815	44.9%
Retail net revenues	497,439	52.7%	477,523	55.1%	1,400,568	53.1%	1,350,936	55.1%
Net revenues	$944,554	100.0%	$867,176	100.0%	$2,636,451	100.0%	$2,452,751	100.0%

Net revenues in the third quarter of fiscal 2012 increased by $77,378,000, or 8.9%, compared to the third quarter of fiscal 2011. This increase was driven by comparable brand revenue growth of 8.5%, including e-commerce net revenue growth of 16.7%, and a 2.9% increase in comparable store sales. These increased net revenues during the third quarter of fiscal 2012 were primarily driven by the Pottery Barn, West Elm and Pottery Barn Kids brands.

Net revenues for year-to-date 2012 increased by $183,700,000, or 7.5%, compared to year-to-date 2011. This increase was driven by comparable brand revenue growth of 7.2%, including e-commerce net revenue growth of 14.2%, and a 3.8% increase in comparable store sales. These increased net revenues during year-to-date 2012 were driven primarily by the Pottery Barn and West Elm brands.

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

Percentages represent changes in comparable brand revenue compared to the same period in the prior year.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Comparable brand revenue growth (decline)	October 28, 2012	October 30, 2011	October 28, 2012		October 30, 2011
Pottery Barn	11.1%	7.0%	10.6%		6.1%
Williams-Sonoma[1]	1.3%	0.3%	(0.7%	)	1.5%
Pottery Barn Kids	10.1%	5.2%	4.5%		7.8%
West Elm	13.0%	27.0%	16.6%		28.7%
PBteen	2.0%	6.5%	(0.6%	)	10.9%
Total	8.5%	7.3%	7.2%		7.6%

[1]

Williams-Sonoma excludes net revenues from Williams-Sonoma Home merchandise. Including Williams-Sonoma Home, comparable brand revenue growth (decline) for Williams-Sonoma was 0.8% and 0.1% in the third quarter of fiscal 2012 and fiscal 2011, respectively, and (1.6%) and 1.2% for year-to-date 2012 and year-to-date 2011, respectively (Williams-Sonoma Home net revenues are included in the total).

DIRECT-TO-CUSTOMER NET REVENUES

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Direct-to-customer net revenues	$447,115	$389,653	$1,235,883	$1,101,815
Direct-to-customer net revenue growth	14.7%	9.9%	12.2%	11.7%
E-commerce net revenue growth	16.7%	14.6%	14.2%	17.7%
E-commerce net revenues as a percent of direct-to-customer net revenues	88.5%	87.0%	87.4%	85.8%

Direct-to-customer net revenues in the third quarter of fiscal 2012 increased $57,462,000, or 14.7%, compared to the third quarter of fiscal 2011. This increase was driven by growth across all brands, led by Pottery Barn, West Elm, Pottery Barn Kids and Williams-Sonoma. E-commerce net revenues increased 16.7% to $395,764,000 in the third quarter of fiscal 2012, compared to $339,130,000 in the third quarter of fiscal 2011.

Direct-to-customer net revenues for year-to-date 2012 increased $134,068,000, or 12.2%, compared to year-to-date 2011. This increase was primarily driven by the Pottery Barn and West Elm brands, as well as incremental net revenues from Rejuvenation. E-commerce net revenues increased 14.2% to $1,080,145,000 for year-to-date 2012, compared to $945,654,000 for year-to-date 2011.

RETAIL NET REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Retail net revenues	$497,439	$477,523	$1,400,568	$1,350,936
Retail net revenue growth	4.2%	3.6%	3.7%	2.1%
Comparable store sales growth	2.9%	6.3%	3.8%	4.8%
Number of stores - beginning of period	579	586	576	592
Number of new stores	7	1	14	4
Number of new stores due to remodeling[1]	3	2	6	10
Number of permanently closed stores	(2)	-	(5)	(10)
Number of closed stores due to remodeling[1]	(3)	-	(7)	(7)
Number of stores - end of period	584	589	584	589
Store selling square footage at period-end	3,566,000	3,583,000	3,566,000	3,583,000
Store leased square footage (“LSF”) at period-end	5,813,000	5,809,000	5,813,000	5,809,000

[1]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

	Store Count					Avg. LSF Per Store
	July 29, 2012	Openings	Closings	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Williams-Sonoma	259	1	(1)	259	268	6,600	6,500
Pottery Barn	193	4	(4)	193	201	13,900	13,700
Pottery Barn Kids	83	-	-	83	84	8,100	8,200
West Elm	40	5	-	45	36	15,600	17,200
Rejuvenation	4	-	-	4	-	13,200	-
Total[1]	579	10	(5)	584	589	10,000	9,900

[1]	Temporary “pop-up” stores, where lease terms are typically short-term in nature and are used to test new markets, are not included in the totals above as they are not considered permanent stores.

Retail net revenues in the third quarter of fiscal 2012 increased $19,916,000, or 4.2%, compared to the third quarter of fiscal 2011. This increase was primarily driven by the Pottery Barn and West Elm brands, partially offset by a decrease in the Williams-Sonoma brand. Retail leased square footage remained flat compared to the third quarter of fiscal 2011. Comparable store sales in the third quarter of fiscal 2012 increased 2.9%, compared to 6.3% in the third quarter of fiscal 2011.

Retail net revenues for year-to-date 2012 increased $49,632,000, or 3.7%, compared to year-to-date 2011. This increase was primarily driven by the Pottery Barn and West Elm brands, partially offset by a decrease in the Williams-Sonoma brand. Retail leased square footage remained flat compared to year-to-date 2011. Comparable store sales for year-to-date 2012 increased 3.8%, compared to 4.8% for year-to-date 2011.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2012	% Net Revenues	October 30, 2011	% Net Revenues	October 28, 2012	% Net Revenues	October 30, 2011	% Net Revenues
Cost of goods sold[1]	$576,556	61.0%	$535,213	61.7%	$1,624,707	61.6%	$1,516,184	61.8%

[1]

Includes total occupancy expenses of $130,330,000 and $125,254,000 for the third quarter of fiscal 2012 and fiscal 2011, respectively, and $380,009,000 and $373,083,000 for year-to-date 2012 and year-to-date 2011, respectively.

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

Third Quarter of Fiscal 2012 vs. Third Quarter of Fiscal 2011

Cost of goods sold increased by $41,343,000, or 7.7%, in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Cost of goods sold as a percentage of net revenues decreased to 61.0% in the third quarter of fiscal 2012 from 61.7% in the third quarter of fiscal 2011. This decrease was primarily driven by the leverage of occupancy expenses due to increasing net revenues.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues decreased 40 basis points in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. This decrease as a percentage of net revenues was primarily driven by the leverage of occupancy expenses due to increasing net revenues, partially offset by lower selling margins from increasing our shipping value to our customers.

In the retail channel, cost of goods sold as a percentage of net revenues decreased 30 basis points in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. This decrease as a percentage of net revenues was primarily driven by a rate reduction in occupancy expenses and improved selling margins.

Year-to-Date 2012 vs. Year-to-Date 2011

Cost of goods sold for year-to-date 2012 increased by $108,523,000, or 7.2%, compared to year-to-date 2011. Cost of goods sold as a percentage of net revenues decreased to 61.6% for year-to-date 2012 from 61.8% for year-to-date 2011. This decrease was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues, partially offset by lower selling margins including increasing our shipping value to our customers.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased 60 basis points for year-to-date 2012 compared to year-to-date 2011. This increase as a percentage of net revenues was primarily driven by lower selling margins from increasing our shipping value to our customers, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues.

In the retail channel, cost of goods sold as a percentage of net revenues decreased 40 basis points for year-to-date 2012 compared to year-to-date 2011. This decrease as a percentage of net revenues was primarily driven by a rate reduction in occupancy expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2012	% Net Revenues	October 30, 2011	% Net Revenues	October 28, 2012	% Net Revenues	October 30, 2011	% Net Revenues
Selling, general and administrative expenses	$288,702	30.6%	$263,219	30.4%	$813,022	30.8%	$752,038	30.7%

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

Third Quarter of Fiscal 2012 vs. Third Quarter of Fiscal 2011

Selling, general and administrative expenses increased by $25,483,000, or 9.7%, in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Selling, general and administrative expenses as a percentage of net revenues increased to 30.6% in the third quarter of fiscal 2012 from 30.4% in the third quarter of fiscal 2011. This increase as a percentage of net revenues was primarily driven by higher employment costs and an increase in other expenses resulting from planned incremental investments to support e-commerce, global expansion and business development growth strategies.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 50 basis points in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. This decrease was primarily driven by greater advertising efficiency and the sales leverage of employment costs and other general expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased 120 basis points in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. This increase was primarily driven by higher employment costs and an increase in other expenses.

Year-to-Date 2012 vs. Year-to-Date 2011

Selling, general and administrative expenses for year-to-date 2012 increased by $60,984,000, or 8.1%, compared to year-to-date 2011. Including employee separation charges of $6,935,000 primarily related to the retirement of our former Executive Vice President, Chief Operating and Chief Financial Officer, selling, general and administrative expenses as a percentage of net revenues increased to 30.8% for year-to-date 2012 from 30.7% for year-to-date 2011 (which included expense of $2,040,000 from early lease termination charges for underperforming retail stores). This increase as a percentage of net revenues was primarily driven by higher employment costs, including employee separation charges, partially offset by reductions in other general expenses.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 70 basis points for year-to-date 2012 compared to year-to-date 2011. This decrease was primarily driven by greater advertising efficiency and the sales leverage of other general expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased 50 basis points for year-to-date 2012 compared to year-to-date 2011. This increase was primarily driven by higher employment costs, partially offset by reductions in other general expenses.

INCOME TAXES

The effective rate was 38.3% for year-to-date 2012 and 38.0% for year-to-date 2011.

We expect the effective tax rate to be in the range of 38.2% to 38.6% for fiscal 2012. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates due to volatility in earnings in addition to taxable events that occur and tax exposures that are re-evaluated.

LIQUIDITY AND CAPITAL RESOURCES

As of October 28, 2012, we held $262,484,000 in cash and cash equivalent funds, the majority of which are held in money market funds, interest-bearing demand deposit accounts and highly liquid U.S. Treasury bills. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2012, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, purchases of property and equipment, stock repurchases and dividend payments. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to December 22, 2016, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During the thirteen and thirty-nine weeks ended October 28, 2012 and October 30, 2011, we had no borrowings under the credit facility, and no amounts were outstanding as of October 28, 2012 or October 30, 2011. However, as of October 28, 2012, $4,970,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Additionally, as of October 28, 2012, we had three unsecured letter of credit reimbursement facilities for a total of $90,000,000, of which an aggregate of $19,011,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our bank covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2012. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

For year-to-date 2012, net cash provided by operating activities was $62,383,000 compared to net cash used in operating activities of $1,883,000 for year-to-date 2011. For year-to-date 2012 net cash provided by operating activities was primarily attributable to adjusted net earnings and an increase in customer deposits and deferred rent and lease incentives, partially offset by an increase in merchandise inventories. Net cash provided for year-to-date 2012 compared to net cash used for year-to-date 2011 was primarily due to the timing of payments associated with accrued salaries, benefits and other expenses and accounts payable, partially offset by an increase in inventory purchases.

For year-to-date 2012, net cash used in investing activities was $117,946,000 compared to net cash used in investing activities of $104,298,000 for year-to-date 2011. For year-to-date 2012, net cash used in investing activities was primarily attributable to purchases of property and equipment of $116,398,000, comprised of $44,035,000 for systems development projects (including e-commerce websites), $43,345,000 for stores and $29,018,000 for distribution, facility infrastructure and other projects. This represents an increase in net cash used compared to year-to-date 2011 primarily due to an increase in the purchases of property and equipment.

For fiscal 2012, we anticipate investing $200,000,000 to $220,000,000 in the purchase of property and equipment, primarily for systems development projects (including e-commerce websites), the construction of new, remodeled or expanded stores, as well as distribution center and other infrastructure projects.

For year-to-date 2012, net cash used in financing activities was $185,567,000 compared to net cash used in financing activities of $142,751,000 for year-to-date 2011. Net cash used in financing activities for year-to-date 2012 and compared to year-to-date 2011 was primarily attributable to the repurchase of common stock and the payment of dividends.

Stock Repurchase Program

See section titled Unregistered Sales of Equity Securities And Use of Proceeds within Part II, Item 2 of this Quarterly Report on Form 10-Q for further information.

Dividend

Our quarterly cash dividend was $0.22 per common share for the third quarter of fiscal 2012, for an annual cash dividend, subject to capital availability, of $0.88 per share.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2012, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended January 29, 2012.

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

Interest Rate Risk

As of October 28, 2012, our line of credit facility was the only instrument we held with a variable interest rate which could, if drawn upon, subject us to risks associated with changes in that interest rate. As of October 28, 2012, there were no amounts outstanding under our credit facility.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of October 28, 2012, our investments, made primarily in money market funds, interest-bearing demand deposit accounts and highly liquid U.S. Treasury bills, are stated at cost and approximate their fair values.

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

In addition, as of October 28, 2012, our retail stores in Canada and our limited operations in Asia, Europe and Australia, expose us to market risk associated with foreign currency exchange rate fluctuations. These exchange rate fluctuations have not been material to us in the past, however, as we continue to expand globally, we may enter into foreign currency contracts in the future to minimize any currency risk associated with these international operations. We did not enter into any foreign currency contracts during year-to-date 2012 or year-to-date 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of October 28, 2012, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, such as Hurricane Sandy, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. In particular, the 2008-2009 economic downturn led to decreased discretionary spending, which adversely impacted our business. In addition, a decrease in home purchases has led and may continue to lead to decreased consumer spending on home products. These factors have affected our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

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

We are currently growing our business through global expansion. In August 2012, we announced the opening of four stores in Sydney, Australia. The four stores are currently slated to open in early fiscal 2013, and are our first retail locations outside of North America to be owned and operated by us as part of our overall global expansion strategy. Additionally, in fiscal 2009, we entered into a franchise agreement with an unaffiliated franchisee to operate stores in the Middle East. Under this agreement, our franchisee operates stores that sell goods purchased from us under our brand names. We have no prior experience directly opening stores outside of North America and we have limited experience opening stores through third party arrangements. Our success as we expand globally will depend, in part, on our ability to understand consumer preferences and anticipate buying trends there. Further, our franchise arrangements may not continue to be successful. The administration of our global expansion may divert management attention and require more resources than we expect.

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

Any of these risks could adversely affect our global operations, reduce our global revenues or increase our operating costs, adversely affecting our business, operating results and financial condition and growth prospects. Some of our vendors and our franchisee in the Middle East also have global operations and are subject to the risks described above. Even if we are able to successfully manage the risks of our global operations, our business may be adversely affected if our vendors and franchisee are not able to successfully manage these risks.

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

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially during peak sales seasons, and incur other expenses to support new brands and brand extensions and the growth of our existing brands, including the opening of new stores. Alternatively, if we are unable to make substantial adjustments to our cost structure during times of uncertainty, such as the 2008-2009 economic downturn, we may incur unnecessary expenses or we may have too few resources to properly run our business, and our business and operating results may be negatively impacted. From time to time, we may also experience union organizing activity in currently non-union facilities. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits and other employment-related lawsuits against retail companies, especially in California.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2012, our Board of Directors authorized a stock repurchase program to purchase up to $225,000,000 of our common stock. During the third quarter of fiscal 2012, we repurchased 748,807 shares under this program at an average cost of $41.69 per share and a total cost of $31,217,000. During year-to-date 2012, we repurchased 3,278,078 shares under this program at an average cost of $37.92 per share and a total cost of $124,293,000. As of October 28, 2012, there remains an aggregate of $31,283,000 available for repurchases under this program.

The following table summarizes our repurchases of shares of our common stock during the third quarter of fiscal 2012:

Fiscal period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 30, 2012 - August 26, 2012	263,822	$ 36.90	263,822	$ 52,766,000
August 27, 2012 - September 23, 2012	216,281	$ 42.89	216,281	$ 43,490,000
September 24, 2012 - October 28, 2012	268,704	$ 45.43	268,704	$ 31,283,000
Total	748,807	$ 41.69	748,807	$ 31,283,000

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

During the third quarter of fiscal 2011, we repurchased 963,700 shares of our common stock at an average cost of $32.68 per share and a total cost of $31,490,000. During year-to-date 2011, we repurchased 2,530,208 shares of our common stock at an average cost of $37.15 per share and a total cost of $93,986,000 under programs previously authorized by our Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit Description

10.1	Ninth Amendment, dated as of August 31, 2012, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005
10.2	Eighth Amendment, dated as of August 31, 2012, to the Reimbursement Agreement between the Company and Wells Fargo, N.A., dated as of July 1, 2005
10.3	Seventh Amendment, dated as of August 31, 2012, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006
10.4+	Amended and Restated Employment Agreement with Laura Alber, dated September 6, 2012
10.5+	Amended and Restated Management Retention Agreement with Laura Alber, dated September 6, 2012
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie P. Whalen
Julie P. Whalen Chief Financial Officer

Date: December 7, 2012