Form 10-K
period 2013-02-03
WILLIAMS SONOMA INC
filed 2013-04-04
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended February 3, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of July 29, 2012, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $3,432,941,000. It is assumed for purposes of this computation that an affiliate includes all persons as of July 29, 2012 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the Williams-Sonoma, Inc. Stock Fund within the registrant’s 401(k) Plan.

As of April 1, 2013, 97,696,301 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, also referred to in this

Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange

Commission, or SEC, have been incorporated in Part III hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the letters to stockholders contained in this Annual Report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation: projections of earnings, revenues or financial items, including future comparable brand revenues, and our ability to achieve new levels of sales and profitability; statements related to enhancing stockholder value; statements related to growth of our business and our brands; statements related to our beliefs about our competitive position and our ability to leverage our competitive advantages; statements related to the plans, strategies, initiatives and objectives of management for future operations; statements related to our brands and our products, including our ability to introduce new brands and new products and product lines; statements related to our belief that our direct-mail catalogs and the Internet act as a cost-efficient means of testing market acceptance of new products and new brands; statements related to our marketing efforts; statements related to our ability to attract new customers; statements related to our belief regarding our competitive advantages; statements related to the seasonal variations in demand; statements related to our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; statements related to our belief in the ultimate resolution of current legal proceedings; statements related to the payment of dividends; statements related to our stock repurchase program; statements related to our global business, including franchising and other third party arrangements in the Middle East and our entry into the Australian market; statements related to our planned use of cash in fiscal 2013; statements related to our compliance with financial covenants; statements related to our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations over the next 12 months; statements related to our anticipated investments in the purchase of property and equipment; statements related to our belief regarding the effects of potential losses under our indemnification obligations; statements related to the effects of changes in our inventory reserves; statements related to the impact of new accounting pronouncements; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

WILLIAMS-SONOMA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED FEBRUARY 3, 2013

PART I

ITEM 1. BUSINESS

OVERVIEW

Williams-Sonoma, Inc. is a multi-channel specialty retailer of high quality products for the home.

In 1956, our founder, Chuck Williams, turned a passion for cooking and eating with friends into a small business with a big idea. He opened a store in Sonoma, California, to sell the French cookware that intrigued him while visiting Europe but that could not be found in America. Chuck’s business, which set a standard for customer service, took off and helped fuel a revolution in American cooking and entertaining that continues today.

In the decades that followed, the quality of our products, our ability to identify new opportunities in the market and our people-first approach to business have facilitated our expansion beyond the kitchen into nearly every area of the home. Additionally, by embracing new technologies and customer-engagement strategies as they emerge, we are able to continually refine our best-in-class approach to multi-channel retailing.

Today, Williams-Sonoma, Inc. is one of the United States’ largest e-commerce retailers with some of the best known and most beloved brands in home furnishings. We currently operate retail stores in the United States, Canada and Puerto Rico, and franchise our brands to a third party in a number of countries in the Middle East, including Bahrain, the Kingdom of Saudi Arabia, Kuwait and the United Arab Emirates. Our products are also available to customers through our catalogs and online worldwide.

Williams-Sonoma

From the beginning, our namesake brand, Williams-Sonoma, has been bringing people together around food. A leading specialty retailer of high-quality products for the kitchen and home, the brand seeks to provide world-class service and an engaging customer experience. Williams-Sonoma products include everything for cooking, dining and entertaining, including: cookware, tools, electrics, cutlery, tabletop and bar, outdoor and a vast library of cookbooks.

Pottery Barn

Established in 1949 and acquired by Williams-Sonoma, Inc. in 1986, Pottery Barn is a premier multi-channel home furnishings retailer. The brand was founded on the idea that home furnishings should be exceptional in comfort, quality, style and value. Pottery Barn stores and catalogs are specially designed to make shopping an enjoyable experience, with inspirational lifestyle displays dedicated to every space in the home.

Pottery Barn Kids

Launched in 1999, Pottery Barn Kids serves as an inspirational destination for creating childhood memories by decorating nurseries, bedrooms and play spaces. Pottery Barn Kids offers exclusive, innovative and high-quality products designed specifically for creating magical spaces where children can play, laugh, learn and grow.

West Elm

Since its launch in 2002, West Elm has been helping customers express their personal style at home with authentic, affordable and approachable products. West Elm offers a broad range of home furnishing categories including furniture, textiles, decorative accessories, lighting and tabletop items. Each season, West Elm’s talented in-house team of designers create a collection that cannot be found anywhere else, and work with artists and independent designers both globally and locally to develop collaborations that are exclusive to the brand. The brand also works closely with organizations that support the development of craft and artisan skills to offer handcrafted and one-of-a-kind discoveries from around the world.

In late 2012, we extended our West Elm brand to include West Elm Market, which offers customers a total home toolkit in four key product categories — kitchen, garden, care and repair and personal care — while focusing on functional design, local production, entrepreneurship and community connections. These products are available in West Elm Market stand-alone stores and select West Elm stores in North America, as well as online through the West Elm website.

PBteen

Launched in 2003, PBteen is the first home concept to focus exclusively on the teen market. The brand offers a complete line of furniture, bedding, lighting, decorative accents and more for teen bedrooms, dorm rooms, study spaces and lounges. PBteen’s innovative products are specifically designed to help teens create a comfortable and stylish room with storage space in mind.

Rejuvenation

Rejuvenation, founded in 1977 with a passion for old buildings, vintage lighting and house parts and great design, was acquired by Williams-Sonoma, Inc. in 2011. Inspired by history and period authenticity, Rejuvenation’s lighting and home-goods product lines span periods back to the 1870s. With manufacturing facilities in Portland, Oregon, Rejuvenation offers a wide assortment of high-quality lights, hardware, furniture and home décor.

Mark and Graham

Launched in late 2012, Mark and Graham is designed to be a premier destination for personalized gift buying. Whether customers are shopping for themselves or for family and friends, they have the opportunity to combine typography and design to make their own unique mark and create something deeply personal. The brand’s product lines include men’s and women’s accessories, small leather goods, jewelry, entertaining and bar, home décor, as well as do-it-yourself wrapping supplies and seasonal items.

DIRECT-TO-CUSTOMER OPERATIONS

As of February 3, 2013, the direct-to-customer segment has seven merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm, Rejuvenation and Mark and Graham) and sells products through our seven e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com, rejuvenation.com and markandgraham.com) and eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Bed and Bath, Pottery Barn Kids, PBteen, West Elm, Rejuvenation and Mark and Graham). We offer shipping from many of our brands to countries worldwide, while our catalogs reach customers across the U.S. Of our seven merchandising concepts, the Pottery Barn brand and its extensions continue to be the major source of revenue in the direct-to-customer segment.

The direct-to-customer business complements the retail business by building brand awareness and acting as an effective advertising vehicle. In addition, we believe that our direct-mail catalogs and our e-commerce websites act as a cost-efficient means of testing market acceptance of new products and new brands. Leveraging these insights and our multi-channel positioning, our marketing efforts, including the circulation of catalogs and the use of e-commerce advertising, are targeted toward driving sales to all of our channels, including retail.

Consistent with our published privacy policies, we send our catalogs to addresses from our proprietary customer list, as well as to addresses from lists of other mail order direct marketers, magazines and companies with which we establish a business relationship. In accordance with prevailing industry practice and our privacy policies, we may also rent our list to select merchandisers. Our customer mailings are continually updated to include new prospects and to eliminate non-responders. In addition, we send email communications only to those customers who have voluntarily provided us with their email addresses.

Detailed financial information about the direct-to-customer segment is found in Note M to our Consolidated Financial Statements.

RETAIL STORES

As of February 3, 2013, the retail segment has five merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation), operating 560 stores in 44 states, Washington, D.C., and Puerto Rico and 21 stores in Canada. This represents 253 Williams-Sonoma, 192 Pottery Barn, 84 Pottery Barn Kids, 48 West Elm and 4 Rejuvenation stores.

We also have a multi-year franchise agreement with a third party that currently operates 23 franchised stores in a number of countries in the Middle East, including Bahrain, the Kingdom of Saudi Arabia, Kuwait and the United Arab Emirates.

The retail business complements the direct-to-customer business by building brand awareness and attracting new customers to our brands. Our retail stores serve as billboards for our brands, which we believe inspires confidence in our customers to shop online and through our catalogs.

Detailed financial information about the retail segment is found in Note M to our Consolidated Financial Statements.

SUPPLIERS

We purchase our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 3% of our purchases during fiscal 2012. Approximately 61% of our merchandise purchases in fiscal 2012 were foreign-sourced from vendors in 52 countries, predominantly in Asia and Europe, of which approximately 98% were negotiated and paid for in U.S. dollars.

COMPETITION AND SEASONALITY

The specialty retail business is highly competitive. Our specialty retail stores, direct-mail catalogs and e-commerce websites compete with other retail stores, including large department stores, discount retailers, other specialty retailers offering home-centered assortments, other direct-mail catalogs and other e-commerce websites. The substantial sales growth in the direct-to-customer industry within the last decade, particularly in e-commerce, has encouraged the entry of many new competitors and an increase in competition from established companies. In addition, the more volatile economic environment since 2008 has generated increased competition from discount retailers who, in the past, may not have competed with us or to this degree. We compete on the basis of our brand authority, the quality of our merchandise, service to our customers, our proprietary customer list, our e-commerce websites and our marketing capabilities, as well as the location and appearance of our stores. We believe that we compare favorably with many of our current competitors with respect to some or all of these factors.

Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our revenues and net earnings have typically been realized during the period from October through January, and levels of net revenues and net earnings have typically been lower during the period from February through September. We believe this is the general pattern associated with the retail industry. In anticipation of our peak season, we hire a substantial number of additional temporary employees in our retail stores, customer care centers and distribution centers, and incur significant fixed catalog production and mailing costs.

TRADEMARKS, COPYRIGHTS, PATENTS AND DOMAIN NAMES

We own and/or have applied to register over 75 separate trademarks and service marks. We own and/or have applied to register our key brand names as trademarks in the U.S., Canada and approximately 90 additional jurisdictions. Exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries under license. These marks include our core brand names as well as brand names for selected products and services. The core brand names in particular, including “Williams-Sonoma,” the Williams-Sonoma Grande Cuisine logo, “Pottery Barn,” “pottery barn kids,” “PBteen,” “west elm,” “Williams-Sonoma Home,” “Rejuvenation” and “Mark and Graham” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications, website designs and store designs, among other things, which are also used by our subsidiaries under license. We hold patents on certain product functions and product designs. Patents are generally valid for 14 to 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “pbteen.com,” “westelm.com,” “wshome.com,” “williams-sonomainc.com,” “rejuvenation.com” and “markandgraham.com.” Collectively, the trademarks, copyrights, trade dress rights and domain names that we hold are of material importance to us.

EMPLOYEES

As of February 3, 2013, we had approximately 26,800 employees of whom approximately 7,200 were full-time. During the fiscal 2012 peak season (defined as the period from October through December), we hired approximately 9,800 temporary employees primarily in our retail stores, customer care centers and distribution centers.

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

The declines in general economic conditions over the past few years, and the resulting impact on consumer confidence and consumer spending, could adversely impact our results of operations.

Our financial performance is subject to declines in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may deteriorate significantly, and could remain depressed for an extended period of time. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is limited, unemployment rates increase or there is economic uncertainty. An uncertain economic environment, such as the one we experienced during the 2008-2009 downturn, could cause our vendors to go out of business or our banks to discontinue lending to us or our vendors, or it could cause us to undergo additional restructurings, any of which would adversely impact our business and operating results.

We are unable to control many of the factors affecting consumer spending, and declines in consumer spending on home furnishings and kitchen products in general could reduce demand for our products.

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

In fiscal 2012, we sourced our products from vendors in 52 countries outside of the United States. Approximately 61% of our merchandise purchases were foreign-sourced, predominantly from Asia and Europe. Our dependence on foreign vendors means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, the Australian dollar or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Although approximately 98% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, the rising cost of labor in the foreign countries in which our vendors operate has resulted in increases in our costs of doing business. Any further increases in the cost of living in such countries may result in additional increases in our costs or in our vendors going out of business.

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

We are currently growing our business and increasing our global presence by opening new stores outside of the United States and by offering shipping globally through a third party vendor. We have limited experience with global sales, understanding consumer preferences and anticipating buying trends in different countries, and marketing to customers overseas. Moreover, global awareness of our brands and our products may not be high. Consequently, we may not be able to successfully compete with established brands in these markets and our global sales may not result in the revenues we anticipate. Also, our products may not be accepted, either due to foreign legal requirements or due to different consumer tastes and trends. If our global growth initiatives are not successful, or if we or any of our third party vendors fail to comply with any applicable regulations or laws, the value of our brands may be harmed and negatively affect our future opportunities for global growth. Further, the administration of our global expansion may divert management attention and require more resources than we expect. In addition, we are exposed to foreign currency exchange rate risk with respect to our operations denominated in currencies other than the U.S. dollar. We intend to use instruments in the future to hedge certain foreign currency risks. These programs may not succeed in offsetting the negative impact of foreign currency rate fluctuations on our business and results of operations.

In fiscal 2009, we entered into a franchise agreement with an unaffiliated franchisee to operate stores in the Middle East. Under this agreement, our franchisee operates stores that sell goods purchased from us under our brand names. We have no prior experience directly opening stores outside of North America and we have limited experience opening stores through third party arrangements. The effect of these franchise arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new global markets. In addition, certain aspects of our franchise arrangements are not directly within our control, such as the ability of our franchisee to meet its projections regarding store openings and sales. Moreover, while the agreement we have entered into may provide us with certain termination rights, to the extent that our franchisee does not operate its stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with this franchise agreement, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable regulations or laws could have an adverse effect on our results of operations.

In August 2012, we announced the opening of four stores and our first e-commerce site in Australia. The four stores are currently slated to open simultaneously with the launch of our e-commerce site in May 2013, and are our first locations outside of North America to be owned and operated by us as part of our overall global expansion strategy. While our global expansion to date has been a small part of our business, we plan to continue to increase the number of stores we open directly and through franchise arrangements. Our ability to expand globally is dependent on numerous factors, including the demand for our products in new global markets and the cost of real estate in those markets.

We have limited experience operating on a global basis and our failure to effectively manage the risks and challenges inherent in a global business could adversely affect our business, operating results and financial condition and growth prospects.

We operate several subsidiaries in Asia and Europe, which includes managing overseas employees, and plan to continue expanding these overseas operations in the future. We have limited experience operating overseas subsidiaries and managing non-U.S. employees and, as a result, may encounter cultural challenges with local practices and customs that may result in harm to our reputation and the value of our brands. Our global presence exposes us to the laws and regulations of these jurisdictions, including those related to marketing, privacy, data protection and employment. We may be unable to keep current with government requirements as they change from time to time. Our failure to comply with such laws and regulations may harm our reputation, adversely affect our future opportunities for growth and expansion in these countries, and harm our business and operating results.

Moreover, our global operations subject us to a variety of risks and challenges, including:

•	increased management, infrastructure and legal compliance costs;
•	increased financial accounting and reporting requirements and complexities;
•	general economic conditions, changes in diplomatic and trade relationships and political and social instability in each country or region;
•	economic uncertainty around the world;
•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•	compliance with U.S. laws and regulations for foreign operations;
•	dependence on certain third parties, including vendors and other service providers, with whom we do not have extensive experience;
•	fluctuations in currency exchange rates and the related effect on our financial results, and the use of foreign exchange hedging programs to mitigate such risks;
•	reduced or varied protection for intellectual property rights in some countries and practical difficulties of enforcing such rights abroad; and
•	compliance with the laws of foreign taxing jurisdictions and the overlapping of different tax regimes.

Any of these risks could adversely affect our global operations, reduce our global revenues or increase our operating costs, adversely affecting our business, operating results, financial condition and growth prospects. Some of our vendors and our franchisee in the Middle East also have global operations and are subject to the risks described above. Even if we are able to successfully manage the risks of our global operations, our business may be adversely affected if our vendors and franchisee are not able to successfully manage these risks.

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

The specialty direct-to-customer and retail business is highly competitive. Our e-commerce websites, direct mail catalogs and specialty retail stores compete with other e-commerce websites, other direct mail catalogs and other retail stores that market lines of merchandise similar to ours. We compete with national, regional and local businesses utilizing a similar retail store strategy, as well as traditional furniture stores, department stores and specialty stores. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors, new business models, and an increase in competition from established companies. In addition, the decline in the global economic environment has led to increased competition from discount retailers selling similar products at reduced prices. The competitive challenges facing us include:

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

Our direct-to-customer business depends, in part, on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations in our customer care centers and on our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone or network services, power outages, inadequate system capacity, system issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, disruptions in our third party labor contracts, natural disasters or adverse weather conditions. Industries that are particularly seasonal, such as the home furnishings business, face a higher risk of harm from operational disruptions during peak sales seasons. These problems could result in a reduction in sales as well as increased selling, general and administrative expenses.

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

Catalog mailings are an important component of our business. Postal rate increases, such as the recent increase that went into effect in the U.S. in 2013, affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, which could be changed or discontinued at any time. Further, the U.S. Postal Service may raise rates in the future, which could negatively impact our business. The cost of paper, printing and catalog distribution also impacts our catalog business. We recently consolidated all of our catalog printing work with one printer. Our dependence on one vendor subjects us to risks if the vendor fails to perform under our agreement. Paper costs have also fluctuated significantly in the past and may continue to fluctuate in the future. Future increases in postal rates, paper costs or printing costs would have a negative impact on our operating results to the extent that we are unable to offset such increases by raising prices, implementing more efficient printing, mailing, delivery and order fulfillment systems, or through the use of alternative direct-mail formats. Also, consolidation within the printing industry has reduced the number of potential suppliers capable of meeting our printing requirements, and further consolidation could limit our ability to obtain favorable terms. In addition, if the performance of our catalogs declines, if we misjudge the correlation between our catalog circulation and net sales, or if our catalog strategy overall does not continue to be successful, our results of operations could be negatively impacted.

We have historically experienced fluctuations in our customers’ response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom the catalogs are mailed, changes in mailing strategies, the size of our mailings, timing of delivery of our mailings, as well as the general retail sales environment and current domestic and global economic conditions. In addition, environmental organizations and other consumer advocacy groups may attempt to create an unfavorable impression of our paper use in catalogs and our distribution of catalogs generally, which may have a negative effect on our sales and our reputation. In addition, we depend upon external vendors to print and mail our catalogs. The failure to effectively produce or distribute our catalogs could affect the timing of catalog delivery. The timing of catalog delivery has been and can be affected by postal service delays and may be impacted in the future by changes in the services provided by the post office. Any delays in the timing of catalog delivery could cause customers to forego or defer purchases, negatively impacting our business and operating results.

Declines in our comparable brand revenue metric may harm our operating results and cause a decline in the market price of our common stock.

Various factors affect comparable brand revenues, including the number, size and location of stores we open, close, remodel or expand in any period, the overall economic and general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation and in our direct-to-customer business and fluctuations in foreign exchange rates. Among other things, weather conditions can affect comparable brand revenues because inclement weather can alter consumer behavior or require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable brand revenue results to differ materially from prior periods and from earnings guidance we have provided. For example, the overall economic and general retail sales environment, as well as local and global economic conditions, has caused a significant decline in our comparable brand revenue results in the past.

Our comparable brand revenues have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable brand revenues will continue to fluctuate in the future. However, past comparable brand revenues are not necessarily an indication of future results and comparable brand revenues may decrease in the future. Our ability to improve our comparable brand revenue results depends, in large part, on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, effectively driving traffic to our stores, e-commerce websites and direct mail catalogs through marketing and various promotional events, providing an appropriate mix of merchandise for our broad and diverse customer base and using effective pricing strategies. Any failure to meet the comparable brand revenue expectations of investors and securities analysts in one or more future periods could significantly reduce the market price of our common stock.

Our failure to successfully anticipate merchandise returns might have a negative impact on our business.

We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected and reserved for by management, additional sales returns might be recorded in the future. In addition, to the extent that returned merchandise is damaged, we often do not receive full retail value from the resale or liquidation of the merchandise. Further, the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed merchandise return reserves. In particular, the recent adverse economic conditions resulted and may continue to result in increased merchandise returns. Any significant increase in merchandise returns that exceeds our reserves could harm our business and operating results.

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

We have in the past and may in the future introduce new brands and brand extensions, reposition brands, close existing brands, or acquire new brands, especially as we continue to expand globally. Our newest brands — West Elm, PBteen and Mark and Graham, as well as our recently acquired brand, Rejuvenation — and any other new brands, may not grow as we project and plan for. The work involved with integrating new brands into our existing systems and operations could be time consuming, require significant amounts of management time and result in the diversion of substantial operational resources. Further, if we devote time and resources to new brands, acquired brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results. Alternatively, if our new brands, acquired brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, integrate newly acquired brands, reposition existing brands, or expand our brands globally, in a manner that improves our overall business and operating results and may therefore be forced to close the brands, which may damage our reputation and negatively impact our operating results.

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

Our inability or failure to protect our intellectual property would have a negative impact on our brands, reputation and operating results.

We may not be able to adequately protect our intellectual property in the U.S. or in foreign jurisdictions, particularly as we continue to expand globally. Our trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or reputation and cause a decline in our sales. Protection of our intellectual property and maintenance of distinct branding are particularly important as they distinguish our products and services from our competitors. In addition, the costs of defending our intellectual property may adversely affect our operating results.

We may be subject to legal proceedings that could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There has been a rise in the number of lawsuits against companies like us that gather information in order to market to consumers online or through the mail and, along with other retailers, we have been named in lawsuits for gathering zip code information from our customers. We believe that we have meritorious defenses against these actions, and we will continue to vigorously defend against them. There have also been a growing number of e-commerce-related patent infringement lawsuits and employment-related lawsuits in recent years. From time to time, we have been subject to these types of lawsuits. The cost of defending against all these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to stockholder lawsuits.

Our operating results may be harmed by unsuccessful management of our employment, occupancy and other operating costs, and the operation and growth of our business may be harmed if we are unable to attract qualified personnel.

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially during peak sales seasons, and incur other expenses to support new brands and brand extensions and the growth of our existing brands, including the opening of new stores. Alternatively, if we are unable to make substantial adjustments to our cost structure during times of uncertainty, such as the 2008-2009 economic downturn, we may incur unnecessary expenses or we may have inadequate resources to properly run our business, and our business and operating results may be negatively impacted. From time to time, we may also experience union organizing activity in currently non-union facilities. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits and other employment-related lawsuits against retail companies, especially in California.

We contract with various agencies to provide us with qualified personnel for our workforce. Any negative publicity regarding these agencies, such as in connection with immigration issues or employment practices, could damage our reputation, disrupt our ability to obtain needed labor or result in financial harm to our business, including the potential loss of business-related financial incentives in the jurisdictions where we operate. Although we strive to secure long-term contracts on favorable terms with our service providers and other vendors, we may not be able to avoid unexpected operating cost increases in the future. Further, we incur substantial costs to warehouse and distribute our inventory. Significant increases in our inventory levels may result in increased warehousing and distribution costs, such as costs related to additional distribution centers, which we may not be able to lease on acceptable terms, if at all. Such increases in inventory levels may also lead to increases in costs associated with inventory that is lost, damaged or aged. Higher than expected costs, particularly if coupled with lower than expected sales, would negatively impact our business and operating results. In addition, in times of economic uncertainty, these long-term contracts may make it difficult to quickly reduce our fixed operating costs, which could negatively impact our business and operating results.

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

We outsource certain aspects of our business to third party vendors that subject us to risks of disruptions in our business as well as increased costs. For example, we utilize outside vendors for such things as payroll processing, email marketing and various distribution center services. Accordingly, we are subject to the risks associated with their ability to successfully provide the necessary services to meet our needs. If our vendors are unable to adequately protect our data and information is lost, our ability to deliver our services is interrupted, or our vendors’ fees are higher than expected, then our business and operating results may be negatively impacted.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including changes in economic conditions, shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas, as well as timing shifts due to 53-week fiscal years, which occur every five years. Historically, a significant portion of our revenues and net earnings have typically been realized during the period from October through January each year. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses prior to and during peak selling seasons, particularly October through January, including fixed catalog production and mailing costs and the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce.

We may require funding from external sources, which may cost more than we expect, or not be available at the levels we require and, as a consequence, our expenses and operating results could be negatively affected.

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

In March 2013, we announced that our Board of Directors had authorized the repurchase of up to $750,000,000 of our common stock, which we intend to execute over the next three years. In addition, in March 2013, we announced that our Board of Directors had authorized a 41% increase in our quarterly cash dividend from $0.22 to $0.31 per common share for an annual cash dividend of $1.24 per share. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may negatively impact our stock price.

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

Changes to estimates related to our cash flow projections may cause us to incur impairment charges related to our retail store locations and other property and equipment, including information technology systems, as well as goodwill.

We make estimates and projections in connection with impairment analyses for our retail store locations and other property and equipment, including information technology systems, as well as goodwill. These analyses require us to make a number of estimates and projections of future results. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment, including information technology systems. These impairment charges have been significant in the past and may be significant in the future and, as a result of these charges, our operating results have been and may, in the future, be adversely affected.

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

Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any one of our key employees leaves, are seriously injured or unable to work, or fails to perform and we are unable to find a qualified replacement, we may be unable to execute our business strategy.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease store locations, distribution centers, corporate facilities and customer care centers for our U.S. and foreign operations for original terms ranging generally from 3 to 22 years. Certain leases contain renewal options for periods of up to 20 years.

For our store locations, our gross leased store space, as of February 3, 2013, totaled approximately 5,778,000 square feet for 581 stores compared to approximately 5,743,000 square feet for 576 stores as of January 29, 2012.

Leased Properties

The following table summarizes the location and size of our leased distribution centers, customer care centers and corporate facilities occupied as of February 3, 2013:

Location	Occupied Square Footage (Approximate)
Distribution Centers
Olive Branch, Mississippi	2,105,000
South Brunswick, New Jersey	1,351,000
City of Industry, California	1,180,000
Memphis, Tennessee[1]	1,023,000
Claremont, North Carolina	412,000
Other	278,000

Corporate Facilities
Brisbane, California	194,000
New York City, New York	93,000
San Francisco, California	13,000
Other	41,000

Customer Care Centers
Las Vegas, Nevada	36,000
Oklahoma City, Oklahoma	36,000
Other	17,000

[1]	See Note F to our Consolidated Financial Statements for more information.

In addition to the above contracts, we enter into other agreements for offsite storage needs for our distribution centers and our retail store locations. As of February 3, 2013, we had approximately 109,000 square feet of leased space relating to these agreements that is not included in the occupied square footage reported above. This compares to approximately 136,000 square feet of leased space as of January 29, 2012.

Owned Properties

The following table summarizes the location and size of our owned facilities occupied as of February 3, 2013:

Location	Occupied Square Footage (Approximate)
San Francisco, California	412,000
Rocklin, California	42,000
Other	17,000

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

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The following table sets forth the high and low selling prices of our common stock on the NYSE for the periods indicated:

Fiscal 2012	High	Low
4th Quarter	$48.07	$41.99
3rd Quarter	$48.04	$33.95
2nd Quarter	$40.76	$32.67
1st Quarter	$39.88	$34.34
Fiscal 2011	High	Low
4th Quarter	$39.98	$33.03
3rd Quarter	$40.07	$27.90
2nd Quarter	$45.48	$34.40
1st Quarter	$44.20	$32.03

The closing price of our common stock on the NYSE on April 1, 2013 was $50.80.

STOCKHOLDERS

The number of stockholders of record of our common stock as of April 1, 2013 was 394. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

COMPARISON OF FIVE - YEAR CUMULATIVE TOTAL RETURN*

Among Williams-Sonoma, Inc., the NYSE Composite Index,

and the S&P Retailing Index

	2/1/08	1/30/09	1/31/10	1/30/11	1/29/12	2/3/13
Williams-Sonoma, Inc.	100.00	29.89	73.78	128.13	141.85	185.88
NYSE Composite Index	100.00	57.57	78.36	93.90	93.97	109.89
S&P Retailing Index	100.00	64.80	102.67	133.34	155.05	196.70

* Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indices are re-weighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

DIVIDENDS

In March 2013, we announced that our Board of Directors had authorized a 41% increase in our quarterly cash dividend, from $0.22 to $0.31 per common share, subject to capital availability. Total cash dividends declared were approximately $88,452,000, or $0.88 per common share, $76,308,000, or $0.73 per common share, and $62,574,000, or $0.58 per common share, in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Our quarterly cash dividend may be limited or terminated at any time.

STOCK REPURCHASE PROGRAMS

In January 2012, our Board of Directors authorized a stock repurchase program to purchase up to $225,000,000 of our common stock. During fiscal 2012, we repurchased 3,962,034 shares of our common stock at an average cost of $39.14 per share and a total cost of approximately $155,080,000. In addition, in March 2013, we announced that our Board of Directors had authorized a new stock repurchase program to purchase up to $750,000,000 of our common stock, which we intend to execute over the next three years.

The following table summarizes our repurchases of shares of our common stock under the January 2012 program during the fourth quarter of fiscal 2012:

Fiscal period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
October 29, 2012	– November 25, 2012	193,262	$45.86	193,262	$22,421,000
November 26, 2012	– December 30, 2012	253,399	$44.18	253,399	$11,225,000
December 31, 2012	– February 3, 2013	237,295	$45.21	237,295	$ 496,000
Total		683,956	$45.01	683,956	$ 496,000

Stock repurchases under these programs may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. These stock repurchase programs do not have an expiration date and may be limited or terminated at any time without prior notice.

During fiscal 2011, we repurchased 5,384,036 shares of our common stock at an average cost of $36.11 per share and a total cost of approximately $194,429,000. During fiscal 2010, we repurchased 4,263,463 shares of our common stock at an average cost of $29.32 per share and a total cost of approximately $125,000,000.

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

Dollars and amounts in thousands, except percentages, per share amounts and retail stores data	Fiscal 2012 (53 Weeks)	Fiscal 2011 (52 Weeks)	Fiscal 2010 (52 Weeks)	Fiscal 2009 (52 Weeks)		Fiscal 2008 (52 Weeks)
Results of Operations
Net revenues	$4,042,870	$3,720,895	$3,504,158	$3,102,704		$3,361,472
Net revenue growth (decline)	8.7%	6.2%	12.9%	(7.7%	)	(14.8%	)
Comparable brand revenue growth (decline)[1]	6.1%	7.3%	13.9%	(9.3%	)	(15.6%	)
Gross margin	$1,592,476	$1,459,856	$1,373,859	$1,103,237		$1,135,172
Gross margin as a percent of net revenues	39.4%	39.2%	39.2%	35.6%		33.8%
Operating income[2]	$409,163	$381,732	$323,414	$121,442		$42,153
Operating margin[3]	10.1%	10.3%	9.2%	3.9%		1.3%
Net earnings	$256,730	$236,931	$200,227	$77,442		$30,024
Basic earnings per share	$2.59	$2.27	$1.87	$0.73		$0.28
Diluted earnings per share	$2.54	$2.22	$1.83	$0.72		$0.28
Weighted average basic shares outstanding during the period	99,266	104,352	106,956	105,763		105,530
Weighted average diluted shares outstanding during the period	101,051	106,582	109,522	107,373		106,880
Financial Position
Working capital	$659,645	$704,567	$735,878	$616,711		$479,936
Total assets	$2,187,679	$2,060,838	$2,131,762	$2,079,169		$1,935,464
Return on assets	12.0%	11.3%	9.5%	3.9%		1.5%
Net cash provided by operating activities	$364,127	$291,334	$355,989	$490,718		$230,163
Capital expenditures	$205,404	$130,353	$61,906	$72,263		$191,789
Long-term debt and other long-term obligations	$50,216	$52,015	$59,048	$62,792		$62,071
Stockholders’ equity	$1,309,138	$1,255,262	$1,258,863	$1,211,595		$1,147,984
Stockholders’ equity per share (book value)	$13.39	$12.50	$12.00	$11.33		$10.86
Return on equity	20.0%	18.8%	16.2%	6.6%		2.6%
Annual dividends declared per share	$0.88	$0.73	$0.58	$0.48		$0.48
Direct-to-Customer Net Revenues
Direct-to-customer net revenue growth (decline)	14.5%	12.4%	18.6%	(12.5%	)	(15.9%	)
Direct-to-customer net revenues as a percent of net revenues	46.2%	43.9%	41.5%	39.5%		41.6%
E-commerce net revenue growth (decline)	17.4%	17.9%	26.9%	(8.7%	)	(6.4%	)
E-commerce net revenues as a percent of direct-to-customer net revenues	88.6%	86.4%	82.4%	77.0%		73.9%
Retail Net Revenues
Retail net revenue growth (decline)	4.1%	1.8%	9.2%	(4.3%	)	(14.0%	)
Retail net revenues as a percent of net revenues	53.8%	56.1%	58.5%	60.5%		58.4%
Comparable store sales growth (decline)[1]	2.3%	3.5%	9.8%	(5.1%	)	(17.2%	)
Number of stores at year-end	581	576	592	610		627
Store selling square footage at year-end	3,548,000	3,535,000	3,609,000	3,763,000		3,828,000
Store leased square footage at year-end	5,778,000	5,743,000	5,831,000	6,081,000		6,148,000

[1]

Comparable brand revenue and comparable store sales are calculated on a 52-week to 52-week basis, with the exception of fiscal 2012 which was calculated on a 53-week to 53-week basis. See definition of comparable brand revenue and comparable stores within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 53 weeks ended February 3, 2013 (“fiscal 2012”), the 52 weeks ended January 29, 2012 (“fiscal 2011”), and the 52 weeks ended January 30, 2011 (“fiscal 2010”) should be read in conjunction with our consolidated financial statements and notes thereto. As fiscal 2012 was a 53-week year, as opposed to a 52-week year in fiscal 2011, our discussion below includes approximately $70 million of net revenues and $0.07 of diluted earnings per share associated with that additional week. All explanations of changes in operational results are discussed in order of magnitude.

OVERVIEW

Fiscal 2012 Financial Results

Net revenues exceeded four billion dollars for the first time in our history, increasing 8.7% to $4,042,870,000, including the impact of the additional week in fiscal 2012. This compared to net revenues of $3,720,895,000 in fiscal 2011. Comparable brand revenues increased 6.1% during fiscal 2012, and diluted earnings per share increased to $2.54 from $2.22 in fiscal 2011. We also ended the year with $424,555,000 in cash.

Direct-to-customer net revenues in fiscal 2012, including the impact of the additional week, increased by $236,575,000, or 14.5%, compared to fiscal 2011. This increase was driven by growth across all brands, led by Pottery Barn, West Elm, Pottery Barn Kids and Williams-Sonoma. In e-commerce, net revenues increased 17.4% to $1,656,197,000 in fiscal 2012, compared to $1,410,236,000 in fiscal 2011. Direct-to-customer net revenues generated 46% of total company net revenues in fiscal 2012 versus 44% in fiscal 2011.

Retail net revenues in fiscal 2012, including the impact of the additional week, increased by $85,400,000, or 4.1%, compared to fiscal 2011. This increase was primarily driven by Pottery Barn and West Elm, partially offset by a decrease in Williams-Sonoma. Comparable store sales in fiscal 2012 increased 2.3%.

In the Pottery Barn brand, net revenues grew to $1,752,997,000, and comparable brand revenues increased 8.5%. Throughout the year, we remained focused on selling innovative products at a great value, presented in an inspirational way, across all of our channels. In the Williams-Sonoma brand, net revenues were $980,709,000, and comparable brand revenues decreased 1.1%. Although the promotional environment intensified during the holiday season, we made progress on our initiatives to introduce exclusive and innovative products, and our strongest performance was in those categories where we had the highest proportion of these products. Although the brand’s direct-to-customer channel had the third highest growth rate of any of our brands, there is still progress to be made in our retail stores. In the Pottery Barn Kids brand, net revenues increased to $557,516,000, and comparable brand revenues increased 5.6%. Textiles and furniture, especially in nursery, drove these results. In the West Elm brand, net revenues increased to $430,099,000, and comparable brand revenues grew 17.4% in fiscal 2012 on top of 30.3% in fiscal 2011. These results continued to be driven by all categories including furniture, textiles and decorative accessories. In the PBteen brand, net revenues increased to $220,081,000, and comparable brand revenues increased 1.7%. The brand gained momentum throughout the fiscal year as our in-stock inventory positions improved.

Fiscal 2012 Operational Results

In fiscal 2012, we continued to be focused on our customer, allowing us to deliver increased revenue and profitability, while simultaneously investing in our future growth. Further, we continued to make progress on our long-term strategic initiatives to: successfully execute our brand strategies and launch new businesses; lay the foundation for the expansion of our brands’ global presence; invest in our supply chain in order to reduce cost and improve service; and invest in the technologies and infrastructure underlying all of these initiatives in order to enhance our leading multi-channel business.

While the Williams-Sonoma brand has grown in size to almost one billion dollars, 75% of our revenues now come from our other internally developed brands. In 2012, we broadened the reach and relevance of each of our brands and invested in new businesses. In the Williams-Sonoma brand, we are executing a vision that allows us to be less reliant on branded goods. In all of the Pottery Barn brands, we continued to deliver strong growth, and West Elm, one of our largest growth vehicles, is now approaching 11% of our business. Also, in fiscal 2012, we incubated and launched new businesses, including: Mark and Graham, which specializes in personalized products and gifts; West Elm Market, a brand extension of West Elm that expands the brand to new categories in new settings; and Agrarian, a new category extension of the Williams-Sonoma brand which celebrates homemade and homegrown. Fiscal 2012 also marked Rejuvenation’s first full year of operations as a part of our portfolio of brands. We plan to expand on each of these businesses in 2013.

In our global business, our franchise operations continue to grow. In fiscal 2012, an additional 10 stores were opened in the Middle East by our unaffiliated franchisee, including the first PBteen store, and there are now 23 franchise stores at the end of fiscal 2012. In fiscal 2013, we will enter into the Australian market, with four company-owned retail stores, e-commerce websites and distribution operations.

In our supply chain, we focused on reducing costs and improving service through continued network re-design and the in-sourcing of our foreign agent operations, particularly our Vietnam and South China furniture sourcing.

Our technology investments support our initiatives and allow us to elevate our service levels. In fiscal 2012, these investments focused on e-commerce capabilities, global expansion, supply chain and our stores, and enabled us to make our information technology output more scalable, which is critical to our future growth.

Finally, we remain committed to our stockholders and returning excess cash. In fiscal 2012, we returned $242,927,000 in the form of share repurchases and dividends and, in March 2013, we announced that our Board of Directors had authorized a 41% increase in our quarterly dividend to $0.31 per share and a new $750,000,000, three-year stock repurchase program.

Results of Operations

NET REVENUES

Net revenues consist of direct-to-customer net revenues and retail net revenues. Direct-to-customer net revenues include sales of merchandise to customers through our e-commerce websites and our catalogs, as well as shipping fees. Retail net revenues include sales of merchandise to customers at our retail stores, as well as shipping fees on any products shipped to our customers’ homes. Shipping fees consist of revenue received from customers for delivery of merchandise to their homes. Revenues are presented net of sales returns and other discounts.

Dollars in thousands	Fiscal 2012 (53 Weeks)	% Total	Fiscal 2011 (52 Weeks)	% Total	Fiscal 2010 (52 Weeks)	% Total
Direct-to-customer net revenues	$1,869,386	46.2%	$1,632,811	43.9%	$1,452,572	41.5%
Retail net revenues	2,173,484	53.8%	2,088,084	56.1%	2,051,586	58.5%
Net revenues	$4,042,870	100.0%	$3,720,895	100.0%	$3,504,158	100.0%

Net revenues in fiscal 2012, including the impact of the additional week of net revenues in fiscal 2012, increased by $321,975,000, or 8.7%, compared to fiscal 2011. This increase was driven by growth of 6.1% in comparable brand revenue, including e-commerce net revenue growth of 17.4% within the direct-to-customer channel, and a 2.3% increase in comparable store sales. Increased net revenues during fiscal 2012 were driven by the Pottery Barn, West Elm and Pottery Barn Kids brands.

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

The following table summarizes our net revenues by brand for fiscal 2012, fiscal 2011 and fiscal 2010.

Dollars in thousands	Fiscal 2012 (53 Weeks)	Fiscal 2011 (52 Weeks)	Fiscal 2010 (52 Weeks)
Pottery Barn	$1,752,997	$1,600,847	$1,511,029
Williams-Sonoma	980,709	994,425	1,006,086
Pottery Barn Kids	557,516	521,565	487,647
West Elm	430,099	335,980	259,936
PBteen	220,081	212,270	197,635
Other	101,468	55,808	41,825
Total	$4,042,870	$3,720,895	$3,504,158

Comparable Brand Revenue

Comparable brand revenue includes retail comparable store sales and direct-to-customer sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Outlet comparable store net revenues are included in their respective brands. Sales related to our international franchised stores have been excluded as these stores are not operated by us.

Comparable stores are defined as permanent stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days.

Percentages represent changes in comparable brand revenue compared to the same period in the prior year.

Comparable brand revenue growth (decline)	Fiscal 2012 (53 Weeks)		Fiscal 2011 (52 Weeks)	Fiscal 2010 (52 Weeks)
Pottery Barn	8.5%		7.6%	17.7%
Williams-Sonoma[1]	(1.1%	)	0.0%	5.7%
Pottery Barn Kids	5.6%		7.4%	16.4%
West Elm	17.4%		30.3%	20.8%
PBteen	1.7%		7.4%	21.1%
Total	6.1%		7.3%	13.9%

[1]

Williams-Sonoma excludes net revenues from Williams-Sonoma Home merchandise. Including Williams-Sonoma Home, comparable brand revenue growth (decline) for Williams-Sonoma was (1.7%), (0.3%) and 5.0% in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Williams-Sonoma Home net revenues, however, are included in the total.

DIRECT-TO-CUSTOMER NET REVENUES

Dollars in thousands	Fiscal 2012 (53 Weeks)	Fiscal 2011 (52 Weeks)	Fiscal 2010 (52 Weeks)
Direct-to-customer net revenues	$1,869,386	$1,632,811	$1,452,572
Direct-to-customer net revenue growth	14.5%	12.4%	18.6%
E-commerce net revenue growth	17.4%	17.9%	26.9%
E-commerce net revenues as a percent of direct-to-customer net revenues	88.6%	86.4%	82.4%

Direct-to-customer net revenues in fiscal 2012, including the impact of the additional week of net revenues in fiscal 2012, increased by $236,575,000, or 14.5%, compared to fiscal 2011. This increase was driven by growth across all brands, led by Pottery Barn, West Elm, Pottery Barn Kids and Williams-Sonoma. In e-commerce, net revenues increased 17.4% to $1,656,197,000 in fiscal 2012, compared to $1,410,236,000 in fiscal 2011. Direct-to-customer net revenues generated 46% of total company net revenues in fiscal 2012 versus 44% in fiscal 2011.

Direct-to-customer net revenues in fiscal 2011 increased by $180,239,000, or 12.4%, compared to fiscal 2010. This increase was driven by 17.9% growth in e-commerce net revenues in fiscal 2011 compared to fiscal 2010. Increased net revenues during fiscal 2011 were driven by growth across all brands, led by Pottery Barn, West Elm and Pottery Barn Kids.

RETAIL NET REVENUES AND OTHER DATA

Dollars in thousands	Fiscal 2012 (53 Weeks)	Fiscal 2011 (52 Weeks)	Fiscal 2010 (52 Weeks)
Retail net revenues	$2,173,484	$2,088,084	$2,051,586
Retail net revenue growth	4.1%	1.8%	9.2%
Comparable store sales growth	2.3%	3.5%	9.8%
Number of stores – beginning of year	576	592	610
Number of new stores	21	5	4
Number of acquired stores[1]	—	3	—
Number of new stores due to remodeling[2]	9	10	7
Number of permanently closed stores	(16)	(27)	(24)
Number of closed stores due to remodeling[2]	(9)	(7)	(5)
Number of stores – end of year	581	576	592
Store selling square footage at year-end	3,548,000	3,535,000	3,609,000
Store leased square footage (“LSF”) at year-end	5,778,000	5,743,000	5,831,000

[1]	On November 1, 2011, we acquired Rejuvenation, Inc. See Note N to our Consolidated Financial Statements.
[2]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams-Sonoma	253	6,600	259	6,500	260	6,400
Pottery Barn	192	13,900	194	13,800	193	13,100
Pottery Barn Kids	84	8,100	83	8,200	85	8,100
West Elm	48	14,900	37	17,100	36	17,100
Rejuvenation	4	13,200	3	17,200	—	—
Outlets[1]	—	—	—	—	18	19,600
Total	581	9,900	576	10,000	592	9,800

[1]	Beginning in fiscal 2011, Outlet stores and their leased square footage have been reclassified into their respective brands.

Retail net revenues in fiscal 2012, including the impact of the additional week of net revenues in fiscal 2012, increased by $85,400,000, or 4.1%, compared to fiscal 2011. This increase was primarily driven by Pottery Barn and West Elm, partially offset by a decrease in Williams-Sonoma. Comparable store sales in fiscal 2012 increased 2.3%.

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

COST OF GOODS SOLD

Dollars in thousands	Fiscal 2012 (53 Weeks)	% Net Revenues	Fiscal 2011 (52 Weeks)	% Net Revenues	Fiscal 2010 (52 Weeks)	% Net Revenues
Cost of goods sold[1]	$2,450,394	60.6%	$2,261,039	60.8%	$2,130,299	60.8%

[1]	Includes total occupancy expenses of $517,300,000, $500,660,000 and $506,712,000 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

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

Fiscal 2012 vs. Fiscal 2011

Cost of goods sold increased by $189,355,000, or 8.4%, in fiscal 2012 compared to fiscal 2011. Cost of goods sold as a percentage of net revenues decreased to 60.6% in fiscal 2012 from 60.8% in fiscal 2011. This decrease was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues, partially offset by lower selling margins.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues increased approximately 70 basis points during fiscal 2012 compared to fiscal 2011. This increase as a percentage of net revenues was primarily driven by lower selling margins, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues.

In the retail channel, cost of goods sold as a percentage of net revenues decreased 30 basis points during fiscal 2012 compared to fiscal 2011. This decrease as a percentage of net revenues was primarily driven by the leverage of fixed occupancy expenses.

Fiscal 2011 vs. Fiscal 2010

Cost of goods sold increased by $130,740,000, or 6.1%, in fiscal 2011 compared to fiscal 2010. Cost of goods sold as a percentage of net revenues remained flat at 60.8% in fiscal 2011 compared to fiscal 2010. The leverage of fixed occupancy expenses due to increasing net revenues and a decrease in occupancy expense dollars was offset by lower selling margins due to higher promotional activity (including shipping fees).

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Dollars in thousands	Fiscal 2012 (53 Weeks)	% Net Revenues	Fiscal 2011 (52 Weeks)	% Net Revenues	Fiscal 2010 (52 Weeks)	% Net Revenues
Selling, general and administrative expenses	$1,183,313	29.3%	$1,078,124	29.0%	$1,050,445	30.0%

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

Fiscal 2012 vs. Fiscal 2011

Selling, general and administrative expenses increased by $105,189,000, or 9.8%, in fiscal 2012 compared to fiscal 2011. Including employee separation charges of $6,935,000 primarily related to the retirement of our former Executive Vice President, Chief Operating and Chief Financial Officer, and expense of approximately $6,071,000 from asset impairment charges, selling, general and administrative expenses as a percentage of net revenues increased to 29.3% during fiscal 2012 from 29.0% during fiscal 2011 (which included expense of $2,819,000 from asset impairment and early lease termination charges). This increase was primarily driven by higher employment costs, including employee separation charges, and increases in other expenses resulting from planned incremental investments to support e-commerce, global expansion and business development growth strategies, partially offset by greater advertising efficiency.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 110 basis points during fiscal 2012 compared to fiscal 2011. This decrease was primarily driven by greater advertising efficiency.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased 80 basis points during fiscal 2012 compared to fiscal 2011. This increase was primarily driven by higher employment costs.

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

INCOME TAXES

Our effective income tax rate was 37.4% for fiscal 2012, 37.9% for fiscal 2011, and 38.0% for fiscal 2010. The decrease in the effective income tax rate in fiscal 2012 over fiscal 2011 was primarily driven by certain favorable income tax resolutions and credits.

LIQUIDITY AND CAPITAL RESOURCES

As of February 3, 2013, we held $424,555,000 in cash and cash equivalent funds, the majority of which are held in money market funds and highly liquid U.S. Treasury bills. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2013, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, stock repurchases and dividend payments and purchases of property and equipment. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to December 22, 2016, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During fiscal 2012 and fiscal 2011, we had no borrowings under the credit facility, and no amounts were outstanding as of February 3, 2013 or January 29, 2012. However, as of February 3, 2013, $4,970,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Additionally, as of February 3, 2013, we had three unsecured letter of credit reimbursement facilities for a total of $90,000,000, of which an aggregate of $18,578,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2013. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

In fiscal 2012, net cash provided by operating activities was $364,127,000 compared to $291,334,000 in fiscal 2011. Net cash provided by operating activities in fiscal 2012 was primarily attributable to net earnings after non-cash adjustments and an increase in accounts payable, partially offset by an increase in merchandise inventories. Net cash provided by operating activities in fiscal 2012 increased compared to fiscal 2011 primarily due to the timing of payments associated with accounts payable and accrued salaries, benefits and other expenses, and an increase in income taxes payable and customer deposits, partially offset by an increase in inventory purchases.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $206,815,000 for fiscal 2012 compared to $157,704,000 in fiscal 2011. Fiscal 2012 purchases of property and equipment were $205,404,000, comprised of $76,479,000 for 21 new and 9 remodeled or expanded stores, $67,077,000 for systems development projects (including e-commerce websites), and $61,848,000 for distribution center and other infrastructure projects. Net cash used in investing activities for fiscal 2012 increased compared to fiscal 2011 primarily due to an increase in purchases of property and equipment.

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

Cash Flows from Financing Activities

For fiscal 2012, net cash used in financing activities was $236,445,000 compared to $259,039,000 in fiscal 2011. Net cash used in financing activities in fiscal 2012 was primarily attributable to repurchases of common stock of $155,080,000 and the payment of dividends of $87,847,000. Net cash used in financing activities in fiscal 2012 decreased compared to fiscal 2011 primarily due to a decrease in our repurchase of common stock, partially offset by an increase in the payment of dividends.

For fiscal 2011, net cash used in financing activities was $259,039,000 compared to $178,315,000 in fiscal 2010. Net cash used in financing activities in fiscal 2011 was primarily attributable to repurchases of common stock of $194,429,000 and the payment of dividends of $68,877,000. Net cash used in financing activities in fiscal 2011 increased compared to fiscal 2010 primarily due to an increase in our repurchase of common stock.

Dividends

See section titled Dividends within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Stock Repurchase Programs

See section titled Stock Repurchase Programs within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of

February 3, 2013:

	Payments Due by Period[1]
Dollars in thousands	Fiscal 2013	Fiscal 2014 to Fiscal 2016	Fiscal 2017 to Fiscal 2018	Thereafter	Total
Operating leases[2]	$224,579	$555,502	$266,510	$397,662	$1,444,253
Purchase obligations[3]	641,266	2,635	—	—	643,901
Memphis-based distribution facilities obligation[4]	1,635	3,753	—	—	5,388
Interest[5]	528	556	—	—	1,084
Capital leases	89	—	—	—	89
Total	$868,097	$562,446	$266,510	$397,662	$2,094,715

[1]

This table excludes $11.5 million of liabilities for unrecognized tax benefits associated with uncertain tax positions as we are not able to reasonably estimate when and if cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in the accompanying Consolidated Balance Sheet as of February 3, 2013.

[2]	Projected payments include only those amounts that are fixed and determinable as of the reporting date. See Note E to our Consolidated Financial Statements for discussion of our operating leases.
[3]	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements.
[4]	Represents bond-related debt pertaining to the consolidation of one of our Memphis-based distribution facilities. See Note F to our Consolidated Financial Statements.
[5]	Represents interest expected to be paid on our long-term debt and our capital leases.

Other Contractual Obligations

We have other liabilities reflected in our Consolidated Balance Sheet. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2013, which are included in our current liabilities as of February 3, 2013.

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

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of February 3, 2013:

	Amount of Outstanding Commitment Expiration By Period[1]
Dollars in thousands	Fiscal 2013	Fiscal 2014 to Fiscal 2016	Fiscal 2017 to Fiscal 2018	Thereafter	Total
Letter of credit facilities	$18,578	—	—	—	$18,578
Standby letters of credit	4,970	—	—	—	4,970
Credit facility	—	—	—	—	—
Total	$23,548	—	—	—	$23,548

[1]	See Note C to our Consolidated Financial Statements for discussion of our borrowing arrangements.

IMPACT OF INFLATION

The impact of inflation (or deflation) on our results of operations for the past three fiscal years has not been significant. In light of the recent economic environment, however, we cannot be certain of the effect inflation (or deflation) may have on our results of operations in the future.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

We believe the following critical accounting policies used in the preparation of our consolidated financial statements include significant estimates and assumptions.

Merchandise Inventories

Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted average method) or market. To determine if the value of our inventory should be marked down below cost, we consider current and anticipated demand, customer preferences and age of the merchandise. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We reserve for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales and selling prices.

Reserves for shrinkage are estimated and recorded throughout the year, at the concept and channel level, as a percentage of net sales based on historical shrinkage results, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count and can vary from our estimates due to such factors as changes in operations within our distribution centers, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution centers, off-site storage locations, and with our third party transportation providers. Accordingly, there is no shrinkage reserve at year-end.

Due to these factors, our obsolescence and shrinkage reserves contain uncertainties. Both estimates include calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on our inventory balances. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on net earnings. As of February 3, 2013 and January 29, 2012, our inventory obsolescence reserves were $12,273,000 and $12,026,000, respectively.

Advertising and Prepaid Catalog Expenses

Advertising expenses consist of media and production costs related to catalog mailings, e-commerce advertising and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement, with the exception of prepaid catalog expenses. Prepaid catalog expenses consist primarily of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of estimated direct-to-customer revenues for the period to the total estimated direct-to-customer revenues over the life of the catalog on an individual catalog basis. Estimated direct-to-customer revenues over the life of the catalog are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable remaining future profitability (remaining net revenues less merchandise cost of goods sold, selling expenses and catalog-related costs) associated with that catalog. If the catalog is not expected to be profitable, the carrying amount of the catalog is impaired accordingly.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

We review the carrying value of all long-lived assets for impairment, primarily at a store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. Impairment may result when the carrying value of the asset exceeds the estimated undiscounted future cash flows over its remaining useful life. For store impairment, our estimate of undiscounted future cash flows over the store lease term is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment rates, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the asset’s net carrying value and its fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is estimated based upon the present value of estimated future cash flows (discounted at a rate commensurate with the risk and that approximates our weighted average cost of capital).

Goodwill

Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. The first step of the impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we estimate the fair value based on the present value of estimated future cash flows. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions such as estimates for sales growth, gross margins, employment rates, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, is in excess of its fair value, goodwill may be impaired, and we must perform a second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any. At February 3, 2013 and January 29, 2012, we had goodwill of $18,951,000 and $19,301,000, respectively, included in other assets, primarily related to our fiscal 2011 acquisition of Rejuvenation. We did not recognize any goodwill impairment in fiscal 2012 or fiscal 2011.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for employee health benefits, workers’ compensation and product and general liability claims were $20,275,000 and $19,103,000 as of February 3, 2013 and January 29, 2012, respectively, and are recorded within accrued salaries, benefits and other within our Consolidated Balance Sheets.

Stock-Based Compensation

We account for stock-based compensation arrangements by measuring and recognizing compensation expense in our consolidated financial statements for all stock-based awards using a fair value based-method. For stock options and stock-settled stock appreciation rights (“option awards”), fair value is determined using the Black-Scholes valuation model, while restricted stock units are valued using the closing price of our stock on the date prior to the date of grant. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised, converted or cancelled. The fair value of each stock-based award is amortized over the requisite service period.

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

Interest Rate Risk

As of February 3, 2013, our line of credit facility was the only instrument we held with a variable interest rate which could, if drawn upon, subject us to risks associated with changes in that interest rate. As of February 3, 2013, there were no amounts outstanding under our credit facility.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of February 3, 2013, our investments, made primarily in money market funds, interest-bearing demand deposit accounts and highly liquid U.S. Treasury bills, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 2% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during fiscal 2012 and fiscal 2011. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, as of February 3, 2013, our retail stores in Canada and our limited operations in Asia, Europe and Australia, expose us to market risk associated with foreign currency exchange rate fluctuations. Although these exchange rate fluctuations have not been material to us in the past, we intend to enter into foreign currency contracts beginning in fiscal 2013 to minimize the currency remeasurement risk associated with the transactions of our foreign subsidiaries. We did not enter into any foreign currency contracts during fiscal 2012 or fiscal 2011.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

	Fiscal Year Ended
Dollars and shares in thousands, except per share amounts	Feb. 3, 2013 (53 Weeks	)	Jan. 29, 2012 (52 Weeks	)	Jan. 30, 2011 (52 Weeks	)
Net revenues	$4,042,870		$3,720,895		$3,504,158
Cost of goods sold	2,450,394		2,261,039		2,130,299
Gross margin	1,592,476		1,459,856		1,373,859
Selling, general and administrative expenses	1,183,313		1,078,124		1,050,445
Operating income	409,163		381,732		323,414
Interest (income) expense, net	(793)		(98)		354
Earnings before income taxes	409,956		381,830		323,060
Income taxes	153,226		144,899		122,833
Net earnings	$256,730		$236,931		$200,227
Basic earnings per share	$2.59		$2.27		$1.87
Diluted earnings per share	$2.54		$2.22		$1.83
Shares used in calculation of earnings per share:
Basic	99,266		104,352		106,956
Diluted	101,051		106,582		109,522
See Notes to Consolidated Financial Statements. Williams-Sonoma, Inc. Consolidated Statements of Comprehensive Income
	Fiscal Year Ended
Dollars in thousands	Feb. 3, 2013 (53 Weeks	)	Jan. 29, 2012 (52 Weeks	)	Jan. 30, 2011 (52 Weeks	)
Net earnings	$256,730		$236,931		$200,227
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,043		(400)		2,603
Comprehensive income	$257,773		$236,531		$202,830

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Balance Sheets

Dollars and shares in thousands, except per share amounts	Feb. 3, 2013	Jan. 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$424,555	$502,757
Restricted cash	16,055	14,732
Accounts receivable, net	62,985	45,961
Merchandise inventories, net	640,024	553,461
Prepaid catalog expenses	37,231	34,294
Prepaid expenses	26,339	24,188
Deferred income taxes, net	99,764	91,744
Other assets	9,819	9,229
Total current assets	1,316,772	1,276,366
Property and equipment, net	812,037	734,672
Non-current deferred income taxes, net	12,398	12,382
Other assets, net	46,472	37,418
Total assets	$2,187,679	$2,060,838
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$259,162	$218,329
Accrued salaries, benefits and other	120,632	111,774
Customer deposits	207,415	190,417
Income taxes payable	41,849	22,435
Current portion of long-term debt	1,724	1,795
Other liabilities	26,345	27,049
Total current liabilities	657,127	571,799
Deferred rent and lease incentives	171,198	181,762
Long-term debt	3,753	5,478
Other long-term obligations	46,463	46,537
Total liabilities	878,541	805,576
Commitments and contingencies – See Note J
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	0	0
Common stock: $.01 par value; 253,125 shares authorized;
97,734 and 100,451 shares issued and outstanding at February 3, 2013 and January 29, 2012, respectively	977	1,005
Additional paid-in capital	503,616	478,720
Retained earnings	790,912	762,947
Accumulated other comprehensive income	13,633	12,590
Total stockholders’ equity	1,309,138	1,255,262
Total liabilities and stockholders’ equity	$2,187,679	$2,060,838

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Stockholders’ Equity

Dollars and shares in thousands	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

Balance at January 31, 2010	106,962	$1,070	$448,848	$751,290	$10,387	$1,211,595

Net earnings	—	—	—	200,227	—	200,227
Foreign currency translation adjustment	—	—	—	—	2,603	2,603
Exercise of stock-based awards and related tax effect	983	10	23,290	—	—	23,300
Conversion/release of stock-based awards	1,206	12	(17,930)	—	—	(17,918)
Repurchase and retirement of common stock	(4,263)	(43)	(13,945)	(111,012)	—	(125,000)
Stock-based compensation expense	—	—	26,622	8	—	26,630
Dividends declared	—	—	—	(62,574)	—	(62,574)

Balance at January 30, 2011	104,888	$1,049	$466,885	$777,939	$12,990	$1,258,863

Net earnings	—	—	—	236,931	—	236,931
Foreign currency translation adjustment	—	—	—	—	(400)	(400)
Exercise of stock-based awards and related tax effect	430	4	17,921	—	—	17,925
Conversion/release of stock-based awards	517	5	(11,661)	—	—	(11,656)
Repurchase and retirement of common stock	(5,384)	(53)	(18,757)	(175,619)	—	(194,429)
Stock-based compensation expense	—	—	24,332	4	—	24,336
Dividends declared	—	—	—	(76,308)	—	(76,308)

Balance at January 29, 2012	100,451	$1,005	$478,720	$762,947	$12,590	$1,255,262

Net earnings	—	—	—	256,730	—	256,730
Foreign currency translation adjustment	—	—	—	—	1,043	1,043
Exercise of stock-based awards and related tax effect	506	5	27,225	—	—	27,230
Conversion/release of stock-based awards	739	7	(18,644)	—	—	(18,637)
Repurchase and retirement of common stock	(3,962)	(40)	(14,741)	(140,299)	—	(155,080)
Stock-based compensation expense	—	—	31,056	(14)	—	31,042
Dividends declared	—	—	—	(88,452)	—	(88,452)

Balance at February 3, 2013	97,734	$977	$503,616	$790,912	$13,633	$1,309,138

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
Dollars in thousands	Feb. 3, 2013 (53 Weeks)	Jan. 29, 2012 (52 Weeks)	Jan. 30, 2011 (52 Weeks)
Cash flows from operating activities:
Net earnings	$256,730	$236,931	$200,227
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	134,453	130,553	144,630
(Gain)/loss on sale/disposal of assets	2,317	2,040	(1,139)
Impairment of assets	6,071	840	5,453
Amortization of deferred lease incentives	(26,694)	(27,547)	(37,115)
Deferred income taxes	(9,029)	14,210	23,566
Tax benefit from exercise of stock-based awards	12,725	8,515	10,450
Excess tax benefit from exercise of stock-based awards	(12,683)	(8,021)	(11,239)
Stock-based compensation expense	31,042	24,336	26,630
Other	0	17	0
Changes in:
Accounts receivable	(16,408)	(4,763)	3,477
Merchandise inventories	(85,981)	(34,853)	(46,464)
Prepaid catalog expenses	(2,937)	2,559	(4,048)
Prepaid expenses and other assets	(12,204)	(2,065)	(1,729)
Accounts payable	22,461	(21,154)	35,946
Accrued salaries, benefits and other current and long-term liabilities	9,147	(16,030)	19,314
Customer deposits	16,962	(2,242)	(3,112)
Deferred rent and lease incentives	18,803	7,570	(2,550)
Income taxes payable	19,352	(19,562)	(6,308)
Net cash provided by operating activities	364,127	291,334	355,989
Cash flows from investing activities:
Purchases of property and equipment	(205,404)	(130,353)	(61,906)
Restricted cash deposits	(1,323)	(2,220)	(12,512)
Proceeds from sale of assets	182	81	10,823
Proceeds from insurance reimbursement	115	751	0
Acquisition of Rejuvenation Inc., net of cash received	0	(25,363)	0
Other	(385)	(600)	(400)
Net cash used in investing activities	(206,815)	(157,704)	(63,995)
Cash flows from financing activities:
Repurchase of common stock	(155,080)	(194,429)	(125,000)
Payment of dividends	(87,847)	(68,877)	(59,160)
Tax withholdings related to stock-based awards	(18,637)	(11,656)	(17,918)
Net proceeds from exercise of stock-based awards	14,637	9,614	15,736
Excess tax benefit from exercise of stock-based awards	12,683	8,021	11,239
Repayments of long-term obligations	(1,796)	(1,626)	(1,587)
Other	(405)	(86)	(1,625)
Net cash used in financing activities	(236,445)	(259,039)	(178,315)
Effect of exchange rates on cash and cash equivalents	931	(237)	781
Net increase (decrease) in cash and cash equivalents	(78,202)	(125,646)	114,460
Cash and cash equivalents at beginning of year	502,757	628,403	513,943
Cash and cash equivalents at end of year	$424,555	$502,757	$628,403
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,651	$1,952	$2,381
Income taxes, net of refunds	131,440	150,657	98,617

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

We are a specialty retailer of high-quality products for the home. The direct-to-customer segment of our business sells our products through our seven e-commerce websites (williams-sonoma.com, potterybarn.com, potterybarnkids.com, pbteen.com, westelm.com, rejuvenation.com and markandgraham.com) and eight direct-mail catalogs (Williams-Sonoma, Pottery Barn, Pottery Barn Bed and Bath, Pottery Barn Kids, PBteen, West Elm, Rejuvenation and Mark and Graham). We offer shipping from many of our brands to countries worldwide, while our catalogs reach customers across the U.S. The retail segment of our business sells similar products through our five retail store concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation). As of February 3, 2013, we operate 581 stores in 44 states, Washington, D.C., Canada and Puerto Rico.

Intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Sunday closest to January 31, based on a 52 or 53-week year. Fiscal 2012, a 53-week year, ended on February 3, 2013; fiscal 2011, a 52-week year, ended on January 29, 2012; and fiscal 2010, a 52-week year, ended on January 30, 2011.

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

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less. As of February 3, 2013, we were invested primarily in money market funds, interest-bearing demand deposit accounts and highly liquid U.S. Treasury bills. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.

Restricted Cash

Restricted cash represents deposits held in trusts to secure our liabilities associated with our workers’ compensation and other insurance programs.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card, franchisee and landlord receivables for which collectability is reasonably assured. Other miscellaneous receivables are evaluated for collectability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. Our allowance for doubtful accounts was not material to our financial statements as of February 3, 2013 and January 29, 2012.

Merchandise Inventories

Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted average method) or market. To determine if the value of our inventory should be marked down below cost, we consider current and anticipated demand, customer preferences and age of the merchandise. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We reserve for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales and selling prices.

Reserves for shrinkage are estimated and recorded throughout the year, at the concept and channel level, as a percentage of net sales based on historical shrinkage results, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count and can vary from our estimates due to such factors as changes in operations within our distribution centers, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution centers, off-site storage locations, and with our third party transportation providers. Accordingly, there is no shrinkage reserve at year-end.

Due to these factors, our obsolescence and shrinkage reserves contain uncertainties. Both estimates include calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on our inventory balances. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on net earnings. As of February 3, 2013 and January 29, 2012, our inventory obsolescence reserves were $12,273,000 and $12,026,000, respectively.

Advertising and Prepaid Catalog Expenses

Advertising expenses consist of media and production costs related to catalog mailings, e-commerce advertising and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement, with the exception of prepaid catalog expenses. Prepaid catalog expenses consist primarily of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of estimated direct-to-customer revenues for the period to the total estimated direct-to-customer revenues over the life of the catalog on an individual catalog basis. Estimated direct-to-customer revenues over the life of the catalog are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable remaining future profitability (remaining net revenues less merchandise cost of goods sold, selling expenses and catalog-related costs) associated with that catalog. If the catalog is not expected to be profitable, the carrying amount of the catalog is impaired accordingly.

Total advertising expenses (including catalog advertising, e-commerce advertising and all other advertising costs) were approximately $318,338,000, $301,316,000 and $293,623,000 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets below.

Leasehold improvements	Shorter of estimated useful life or lease term (generally 2 – 22 years)
Fixtures and equipment	2 – 20 years
Buildings and building improvements	5 – 40 years
Capitalized software	2 – 10 years

We review the carrying value of all long-lived assets for impairment, primarily at a store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. Impairment may result when the carrying value of the asset exceeds the estimated undiscounted future cash flows over its remaining useful life. For store impairment, our estimate of undiscounted future cash flows over the store lease term is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment rates, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the asset’s net carrying value and its fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is estimated based upon the present value of estimated future cash flows (discounted at a rate commensurate with the risk and that approximates our weighted average cost of capital).

For any store or facility closure where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the cease use date.

During fiscal 2012, we recorded expense of approximately $6,071,000 associated with asset impairment charges, primarily related to underperforming retail stores, all of which is recorded within selling, general and administrative expenses.

During fiscal 2011, we recorded expense of approximately $3,194,000 associated with asset impairment and early lease termination charges for underperforming retail stores, substantially all of which is recorded within selling, general and administrative expenses.

During fiscal 2010, we recorded expense of approximately $17,525,000 associated with asset impairment and early lease termination charges for underperforming retail stores, substantially all of which is recorded within selling, general and administrative expenses. We also recorded a net benefit of $403,000 associated with the exit of excess distribution capacity, which is recorded within selling, general and administrative expenses.

Goodwill

Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. The first step of the impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we estimate the fair value based on the present value of estimated future cash flows. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions such as estimates for sales growth, gross margins, employment rates, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, is in excess of its fair value, goodwill may be impaired, and we must perform a second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any. At February 3, 2013 and January 29, 2012, we had goodwill of $18,951,000 and $19,301,000, respectively, included in other assets, primarily related to our fiscal 2011 acquisition of Rejuvenation. We did not recognize any goodwill impairment in fiscal 2012 or fiscal 2011.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’

compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for employee health benefits, workers’ compensation and product and general liability claims were $20,275,000 and $19,103,000 as of February 3, 2013 and January 29, 2012, respectively, and are recorded within accrued salaries, benefits and other.

Customer Deposits

Customer deposits are primarily comprised of unredeemed gift cards and merchandise credits and deferred revenue related to undelivered merchandise. We maintain a liability for unredeemed gift cards and merchandise credits until the earlier of redemption, escheatment or four years as we have concluded that the likelihood of our gift cards being redeemed beyond four years from the date of issuance is remote.

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

Sales Returns Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. A summary of activity in our sales returns reserve is as follows:

Dollars in thousands	Fiscal 2012[1] (53 Weeks)	Fiscal 2011[1] (52 Weeks)	Fiscal 2010[1] (52 Weeks)
Balance at beginning of year	$14,151	$12,502	$11,839
Provision for sales returns	270,156	245,815	221,289
Actual sales returns	(269,910)	(244,166)	(220,626)
Balance at end of year	$14,397	$14,151	$12,502

[1]	Amounts are shown net of cost of goods sold.

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

Stock-Based Compensation

We account for stock-based compensation arrangements by measuring and recognizing compensation expense in our consolidated financial statements for all stock-based awards using a fair value based-method. For stock options and stock-settled stock appreciation rights (“option awards”), fair value is determined using the Black-Scholes valuation model, while restricted stock units are valued using the closing price of our stock on the date prior to the date of grant. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised, converted or cancelled. The fair value of each stock-based award is amortized over the requisite service period.

Foreign Currency Translation

As of February 3, 2013, our retail stores in Canada and our limited operations in Asia, Europe and Australia expose us to market risk associated with foreign currency exchange rate fluctuations.

Additionally, some of our foreign operations have a functional currency different than the U.S. dollar, such as those in Canada (Canadian dollar), Europe (euro or Great British pound) and Australia (Australian dollar). Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income within stockholders’ equity. Gains and losses resulting from foreign currency transactions have not been significant and are included in selling, general and administrative expenses.

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period plus common stock equivalents. Common stock equivalents consist of shares subject to option awards with exercise prices less than or equal to the average market price of our common stock for the period, as well as restricted stock units, to the extent their inclusion would be dilutive.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in previous guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. We adopted ASU 2011-05 in the first quarter of fiscal 2012 and have included two separate but consecutive statements for all periods presented.

Note B: Property and Equipment

Property and equipment consists of the following:

Dollars in thousands	Feb. 3, 2013	Jan. 29, 2012
Leasehold improvements	$812,451	$812,701
Fixtures and equipment	643,366	597,453
Capitalized software	366,509	310,761
Land and buildings	180,806	137,943
Corporate systems projects in progress [1]	66,839	72,924
Construction in progress [2]	24,971	2,695
Total	2,094,942	1,934,477
Accumulated depreciation	(1,282,905)	(1,199,805)
Property and equipment, net	$812,037	$734,672

[1]

Corporate systems projects in progress as of February 3, 2013 and January 29, 2012 includes approximately $39.7 million and $48.2 million, respectively, for the portion of our new inventory and order management system currently under development and not ready for its intended use.

[2]

Construction in progress is primarily comprised of leasehold improvements and furniture and fixtures related to new, expanded or remodeled retail stores where construction had not been completed as of year-end.

Note C: Borrowing Arrangements

Long-term debt consists of the following:

Dollars in thousands	Feb. 3, 2013	Jan. 29, 2012
Memphis-based distribution facilities obligation	$5,388	$6,924
Capital leases	89	349
Total debt	5,477	7,273
Less current maturities	(1,724)	(1,795)
Total long-term debt	$3,753	$5,478

Memphis-Based Distribution Facilities Obligation

As of February 3, 2013 and January 29, 2012, total debt of $5,388,000 and $6,924,000, respectively, consists entirely of bond-related debt pertaining to the consolidation of one of our Memphis-based distribution facilities due to its related party relationship and our obligation to renew the lease until the bonds are fully repaid (see Note F).

The aggregate maturities of long-term debt at February 3, 2013 were as follows:

Dollars in thousands
Fiscal 2013		$1,724
Fiscal 2014		1,785
Fiscal 2015		1,968
Total		$5,477

Credit Facility

We have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to December 22, 2016, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. As of February 3, 2013, we were in compliance with our financial covenants under the credit facility and, based on current projections, we expect to remain in compliance throughout fiscal 2013. The credit facility matures on June 22, 2017, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During fiscal 2012 and fiscal 2011, we had no borrowings under the credit facility, and no amounts were outstanding as of February 3, 2013 or January 29, 2012. Additionally, as of February 3, 2013, $4,970,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $90,000,000, each of which matures on August 30, 2013. The letter of credit facilities contain covenants that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of February 3, 2013, an aggregate of $18,578,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 27, 2014.

Note D: Income Taxes

The components of earnings before income taxes, by tax jurisdiction, are as follows:

	Fiscal Year Ended
Dollars in thousands	Feb. 3, 2013 (53 Weeks)	Jan. 29, 2012 (52 Weeks)	Jan. 30, 2011 (52 Weeks)
United States	$401,542	$367,620	$308,033
Foreign	8,414	14,210	15,027
Total earnings before income taxes	$409,956	$381,830	$323,060
The provision for income taxes consists of the following:
	Fiscal Year Ended
Dollars in thousands	Feb. 3, 2013 (53 Weeks)	Jan. 29, 2012 (52 Weeks)	Jan. 30, 2011 (52 Weeks)
Current
Federal	$136,742	$104,370	$79,719
State	22,072	22,275	15,576
Foreign	3,441	4,044	3,972
Total current	162,255	130,689	99,267
Deferred
Federal	(7,827)	15,650	20,429
State	(1,202)	(1,427)	3,047
Foreign	(0)	(13)	90
Total deferred	(9,029)	14,210	23,566
Total provision	$153,226	$144,899	$122,833

Except where required by U.S. tax law, we have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we intended to utilize those earnings in our foreign operations for an indefinite period of time. As of February 3, 2013, the accumulated undistributed earnings of all foreign subsidiaries were approximately $35,600,000 and are sufficient to support our anticipated future cash needs for our foreign operations. We currently intend to utilize the remainder of those undistributed earnings for an indefinite period of time and will only repatriate such earnings when it is tax effective to do so. It is currently not practical to estimate the tax liability that might be payable if these foreign earnings were to be repatriated.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal Year Ended
	Feb. 3, 2013 (53 Weeks)		Jan. 29, 2012 (52 Weeks)		Jan. 30, 2011 (52 Weeks)
Federal income taxes at the statutory rate	35.0%		35.0%		35.0%
State income tax rate	3.3%		3.5%		3.8%
Other	(0.9%	)	(0.6%	)	(0.8%	)
Effective tax rate	37.4%		37.9%		38.0%

Significant components of our deferred tax accounts are as follows:

Dollars in thousands	Feb. 3, 2013	Jan. 29, 2012
Current:
Compensation	$9,255	$8,638
Merchandise inventories	23,413	21,923
Accrued liabilities	19,462	15,438
Customer deposits	55,321	53,638
Prepaid catalog expenses	(13,971)	(12,869)
Other	6,284	4,976
Total current	99,764	91,744
Non-current:
Depreciation	(11,142)	(9,008)
Deferred rent	16,205	15,824
Deferred lease incentives	(29,931)	(28,353)
Stock-based compensation	23,245	20,211
Executive deferral plan	4,562	4,563
Uncertainties	3,907	4,856
Other	5,552	4,289
Total non-current	12,398	12,382
Total deferred tax assets, net	$112,162	$104,126

The following table summarizes the activity related to our gross unrecognized tax benefits:

Dollars in thousands	Feb. 3, 2013	Jan. 29, 2012	Jan. 30, 2011
Balance at beginning of year	$10,023	$11,619	$15,866
Increases related to current year tax positions	2,188	1,329	821
Increases related to prior years’ tax positions	936	379	0
Decreases related to prior years’ tax positions	(171)	(370)	(560)
Settlements	(1,069)	(2,070)	(1,701)
Lapses in statute of limitations	(2,917)	(864)	(2,807)
Balance at end of year	$8,990	$10,023	$11,619

As of February 3, 2013, January 29, 2012 and January 30, 2011, we had $8,990,000, $10,023,000, and $11,619,000, respectively, of gross unrecognized tax benefits, of which $6,101,000, $6,738,000, and $7,812,000, respectively, would, if recognized, affect the effective tax rate.

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of February 3, 2013 and January 29, 2012, our accruals, entirely for the payment of interest, totaled $2,508,000 and $3,983,000, respectively.

Due to the potential resolution of state issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of zero to $3,100,000.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We have concluded all U.S. federal income tax examinations through fiscal 2008. Substantially all material state, local and foreign income tax examinations have been concluded through fiscal 2001.

Note E: Accounting for Leases

Operating Leases

We lease store locations, distribution centers, customer care centers, corporate facilities and certain equipment for original terms ranging generally from 3 to 22 years. Certain leases contain renewal options for periods up to 20 years. The rental payment requirements in our store leases are typically structured as either: minimum rent; minimum rent plus additional rent based on a percentage of store sales; rent based on a percentage of store sales; or rent based on a percentage of store sales if a specified store sales threshold or contractual obligation of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, such contingent rental payments are recorded as incurred each period and are excluded from our calculation of deferred rent liability.

Total rental expense for all operating leases was as follows:

	Fiscal Year Ended
Dollars in thousands	Feb. 3, 2013 (53 Weeks)	Jan. 29, 2012 (52 Weeks)	Jan. 30, 2011 (52 Weeks)
Rent expense	$189,060	$186,346	$185,979
Contingent rent expense	35,634	34,390	34,856
Rent expense before deferred lease incentive income	224,694	220,736	220,835
Deferred lease incentive income	(26,694)	(27,547)	(37,115)
Less: sublease rental income	(535)	(382)	(329)
Total rent expense[1]	$197,465	$192,807	$183,391

[1]	Excludes all other occupancy-related costs including depreciation, common area maintenance, utilities and property taxes.

The aggregate future minimum annual cash rental payments under non-cancelable operating leases (excluding the Memphis-based distribution facility consolidated by us, see Note F) in effect at February 3, 2013 were as follows:

Dollars in thousands	Lease Commitments[1,2]
Fiscal 2013	$ 224,579
Fiscal 2014	207,696
Fiscal 2015	181,233
Fiscal 2016	166,573
Fiscal 2017	142,769
Thereafter	521,403
Total	$1,444,253

[1]	Represents future projected cash payments and, therefore, is not necessarily representative of future expected rental expense.
[2]

Projected cash payments include only those amounts that are fixed and determinable as of the reporting date. We currently pay rent for certain store locations based on a percentage of store sales. Projected payments for these locations are based on minimum rent, which is generally higher than rent based on a percentage of store sales, as future store sales cannot be predicted with certainty. We incur other lease obligation expenses, such as common area charges and other executory costs, which are not fixed in nature and are thus not included in the future projected cash payments reflected above. In addition, projected cash payments do not include any benefit from deferred lease incentive income, which is reflected within “Total rent expense” above.

Note F: Memphis-Based Distribution Facilities

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of the estate of W. Howard Lester (“Mr. Lester”), our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan (“Mr. McMahan”), a former Director Emeritus and significant stockholder. Partnership 1 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties. The terms of the lease automatically renewed until the bonds that financed the construction of the facility were fully repaid in December 2010, at which time we continued to rent the facility on a month-to-month basis. We subsequently agreed to lease the facilities from Partnership 1 through June 2013. We made annual rental payments in fiscal 2012, fiscal 2011 and fiscal 2010 of approximately $618,000, plus interest on the bonds.

Our other Memphis-based distribution facility includes an operating lease entered into in August 1990 for another distribution facility that is adjoined to the Partnership 1 facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 2”) comprised of the estate of Mr. Lester, the estate of Mr. McMahan and two unrelated parties. Partnership 2 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties. The term of the lease automatically renews on an annual basis until the bonds that financed the construction of the facility are fully repaid in August 2015. As of February 3, 2013, $5,388,000 was outstanding under the Partnership 2 bonds. We made annual rental payments of approximately $2,473,000, $2,516,000 and $2,567,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

As of February 3, 2013, Partnership 2 qualifies as a variable interest entity and is consolidated by us due to its related party relationship and our obligation to renew the lease until the bonds are fully repaid. As such, as of February 3, 2013, our consolidated balance sheet includes $11,535,000 in assets (primarily buildings), $5,388,000 in debt and $6,147,000 in other long-term liabilities related to the consolidation of the Partnership 2 distribution facility.

Note G: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
2012 (53 Weeks)
Basic	$256,730	99,266	$2.59
Effect of dilutive stock-based awards		1,785
Diluted	$256,730	101,051	$2.54
2011 (52 Weeks)
Basic	$236,931	104,352	$2.27
Effect of dilutive stock-based awards		2,230
Diluted	$236,931	106,582	$2.22
2010 (52 Weeks)
Basic	$200,227	106,956	$1.87
Effect of dilutive stock-based awards		2,566
Diluted	$200,227	109,522	$1.83

Stock-based awards of 1,313,000, 1,743,000 and 1,488,000 shares in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

Note H: Stock-Based Compensation

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 25,759,903 shares. As of February 3, 2013, there were approximately 7,563,315 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of seven years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date. Option awards and stock awards granted to employees generally vest over a period of four years. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises will be funded with the issuance of new shares.

Stock-Based Compensation Expense

During fiscal 2012, fiscal 2011 and fiscal 2010, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $31,042,000 (including stock-based compensation expense of $3,019,000 associated with the retirement of our former Executive Vice President, Chief Operating and Chief Financial Officer), $24,336,000, and $26,630,000, respectively. As of February 3, 2013, there was $48,351,000 of unrecognized stock-based compensation expense (net of estimated forfeitures), which we expect to recognize on a straight-line basis over a weighted average remaining service period of approximately two years. At each reporting period, all compensation expense attributable to vested awards has been fully recognized.

Stock Options

The following table summarizes our stock option activity during fiscal 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance at January 29, 2012	934,696	$31.76
Granted	0	0.00
Exercised	(505,566)	28.95
Cancelled	(200)	38.84
Balance at February 3, 2013 (100% vested)	428,930	$35.07	1.95	$4,266,000

[1]

Intrinsic value for outstanding and vested options is based on the excess, if any, of the market value of our common stock on the last business day of the fiscal year (or $45.02) over the exercise price.

No stock options were granted in fiscal 2012, fiscal 2011 or fiscal 2010. The total intrinsic value of stock options exercised was $5,497,000 for fiscal 2012, $7,343,000 for fiscal 2011 and $15,788,000 for fiscal 2010. Intrinsic value for options exercised is based on the excess of the market value over the exercise price on the date of exercise.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date for the number of shares vested.

The following table summarizes our stock-settled stock appreciation right activity during fiscal 2012:

	Shares	Weighted Average Conversion Price[1]	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[2]
Balance at January 29, 2012	3,941,642	$24.13
Granted	0	0.00
Converted into common stock	(1,183,951)	13.79
Cancelled	(229,907)	32.48
Balance at February 3, 2013	2,527,784	$28.21	5.42	$42,497,000
Vested at February 3, 2013	1,466,023	$20.37	5.44	$36,133,000
Vested plus expected to vest at February 3, 2013	2,205,070	$26.47	5.45	$40,899,000

[1]	Conversion price is equal to the market value on the date of grant.
[2]	Intrinsic value for outstanding and vested rights is based on the excess of the market value of our common stock on the last business day of the fiscal year (or $45.02) over the conversion price.

The following table summarizes additional information about stock-settled stock appreciation rights:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Weighted average grant date fair value per share of awards granted	$0.00	$14.27	$10.21
Intrinsic value of awards converted into common stock [1]	$31,569,000	$18,969,000	$20,252,000

[1]	Intrinsic value for conversions is based on the excess of the market value over the conversion price on the date of the conversion.

The fair value of option awards is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

•

Expected term – The expected term of the option awards represents the period of time between the grant date of the option awards and the date the option awards are either exercised, converted or cancelled, including an estimate for those option awards still outstanding.

•

Expected volatility – The expected volatility is based on an average of the historical volatility of our stock price, for a period approximating our expected term, and the implied volatility of externally traded options of our stock during the period.

•	Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates our expected term.

•	Dividend yield – The dividend yield is based on our quarterly cash dividend and the anticipated dividend payout over our expected term.

No option awards were granted in fiscal 2012. The weighted average assumptions used for fiscal 2011 and fiscal 2010 are as follows:

	Fiscal Year Ended
	Jan. 29, 2012	Jan. 30, 2011
Expected term (years)	5.0	5.1
Expected volatility	46.6%	47.3%
Risk-free interest rate	2.2%	2.6%
Dividend yield	2.3%	2.2%

Restricted Stock Units

The following table summarizes our restricted stock unit activity during fiscal 2012:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance at January 29, 2012	2,293,851	$29.74
Granted	1,276,183	37.94
Released	(432,929)	21.91
Cancelled	(364,679)	30.67
Balance at February 3, 2013	2,772,426	$34.61	2.27	$124,815,000
Vested plus expected to vest at February 3, 2013	1,956,461	$34.67	2.27	$88,080,000

[1]	Intrinsic value for outstanding and unvested restricted stock units is based on the market value of our common stock on the last business day of the fiscal year (or $45.02).

The following table summarizes additional information about restricted stock units:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Weighted average grant date fair value per share of awards granted	$37.94	$39.27	$28.13
Intrinsic value of awards released [1]	$16,730,000	$12,865,000	$32,109,000
[1]	Intrinsic value for releases is based on the market value on the date of release.

Tax Effect

We present tax benefits resulting from the exercise of stock-based awards as operating cash flows in the Consolidated Statements of Cash Flows. Tax deductions in excess of the cumulative compensation cost recognized for stock-based awards exercised are presented as a financing cash inflow and an operating cash outflow. During fiscal 2012, fiscal 2011 and fiscal 2010, net proceeds from the exercise of stock-based awards was $14,637,000, $9,614,000 and $15,736,000, respectively, and the tax benefit associated with such exercises totaled $21,477,000, $15,078,000 and $24,762,000, respectively.

Note I: Williams-Sonoma, Inc. 401(k) Plan and Other Employee Benefits

We have a defined contribution retirement plan, the Williams-Sonoma, Inc. 401(k) Plan (the “401(k) Plan”), which is intended to be qualified under Internal Revenue Code Sections 401(a), 401(k), 401(m) and 4975(e)(7). The 401(k) Plan permits eligible employees to make salary deferral contributions up to 75% of their eligible compensation each pay period (7% for highly-compensated employees). Employees designate the funds in which their contributions are invested. Each participant may choose to have his or her salary deferral contributions and earnings thereon invested in one or more investment funds, including our company stock fund.

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

The 401(k) Plan consists of two parts: a profit sharing plan portion and a stock bonus plan/employee stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the Williams-Sonoma, Inc. Stock Fund. The profit sharing and ESOP components of the 401(k) Plan are considered a single plan under Code section 414(l). Our contributions to the plan were $5,517,000, $4,862,000 and $4,247,000 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management and other certain highly compensated employees. In January 2010 all employee salary and bonus deferrals into the plan were suspended, however, beginning January 2013 salary and bonus deferrals were reinstated into the plan for all eligible employees. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. As of February 3, 2013 and January 29, 2012, $12,148,000 and $12,150,000, respectively, is included in other long-term obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $14,137,000 and $12,684,000 as of February 3, 2013 and January 29, 2012, respectively, and is included in other assets, net.

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

Note K: Related Party Transactions

On January 25, 2010, the independent members of our Board of Directors (the “Board”) approved our entry into a Retirement and Consulting Agreement (the “Agreement”) with W. Howard Lester (“Mr. Lester”), our former Chairman of the Board and Chief Executive Officer. Pursuant to the terms of the Agreement, Mr. Lester retired as Chairman of the Board and Chief Executive Officer on May 26, 2010. The total expense recorded in fiscal 2010 associated with Mr. Lester’s retirement and consulting services, consisting primarily of stock-based compensation expense, was approximately $5,935,000. As a result of Mr. Lester’s death in November 2010, the Agreement terminated.

On May 16, 2008, we entered into an aircraft lease agreement with a limited liability company (the “LLC”) owned by Mr. Lester for use of a Bombardier Global 5000 aircraft, through May 2011. During fiscal 2011 and fiscal 2010, we paid a total of $1,319,000 and $4,500,000 to the LLC, respectively.

Note L: Stock Repurchase Programs and Dividends

In January 2012, our Board of Directors authorized a stock repurchase program to purchase up to $225,000,000 of our common stock. During fiscal 2012, we repurchased 3,962,034 shares of our common stock at an average cost of $39.14 per share and a total cost of approximately $155,080,000. In addition, in March 2013, we announced that our Board of Directors had authorized a new stock repurchase program to purchase up to $750,000,000 of our common stock, which we intend to execute over the next three years.

Stock repurchases under these programs may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. These stock repurchase programs do not have an expiration date and may be limited or terminated at any time without prior notice.

During fiscal 2011, we repurchased 5,384,036 shares of our common stock at an average cost of $36.11 per share and a total cost of approximately $194,429,000. During fiscal 2010, we repurchased 4,263,463 shares of our common stock at an average cost of $29.32 per share and a total cost of approximately $125,000,000.

Dividends

In March 2013, we announced that our Board of Directors had authorized a 41% increase in our quarterly cash dividend, from $0.22 to $0.31 per common share, subject to capital availability. Total cash dividends declared were approximately $88,452,000, or $0.88 per common share, $76,308,000, or $0.73 per common share, and $62,574,000, or $0.58 per common share, in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Our quarterly cash dividend may be limited or terminated at any time.

Note M: Segment Reporting

We have two reportable segments, direct-to-customer and retail. The direct-to-customer segment has seven merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm, Rejuvenation and Mark and Graham) which sell our products through our seven e-commerce websites and eight direct-mail catalogs. Our direct-to-customer merchandising concepts are operating segments, which have been aggregated into one reportable segment, direct-to-customer. The retail segment has five merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation) which sell our products through our retail stores. Our retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. Management’s expectation is that the overall economic characteristics of each of our operating segments will be similar over time based on management’s judgment that the operating segments have had similar historical economic characteristics and are expected to have similar long-term financial performance in the future.

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

We use operating income to evaluate segment profitability. Operating income is defined as earnings (loss) before net interest income or expense and income taxes. Unallocated costs before interest and income taxes include corporate employee-related costs, occupancy expenses (including depreciation expense), administrative costs and third party service costs, primarily in our corporate systems, corporate facilities and other administrative departments. Unallocated assets include corporate cash and cash equivalents, deferred income taxes, the net book value of corporate facilities and related information systems, and other corporate long-lived assets.

Income tax information by reportable segment has not been included as taxes are calculated at a company-wide level and are not allocated to each reportable segment.

Segment Information

Dollars in thousands	Direct-to- Customer	Retail	Unallocated	Total
2012 (53 Weeks)
Net revenues[1]	$1,869,386	$2,173,484	$0	$4,042,870
Depreciation and amortization expense	23,164	72,994	38,295	134,453
Operating income	418,836	262,899	(272,572)	409,163
Assets[2]	397,285	939,672	850,722	2,187,679
Capital expenditures	30,585	86,776	88,043	205,404
2011 (52 Weeks)
Net revenues[1]	$1,632,811	$2,088,084	$0	$3,720,895
Depreciation and amortization expense	19,626	76,914	34,013	130,553
Operating income	359,596	263,776	(241,640)	381,732
Assets[2]	340,573	859,879	860,386	2,060,838
Capital expenditures	27,451	51,546	51,356	130,353
2010 (52 Weeks)
Net revenues[1]	$1,452,572	$2,051,586	$0	$3,504,158
Depreciation and amortization expense	20,901	92,676	31,053	144,630
Operating income	312,780	247,428	(236,794)	323,414
Assets[2]	288,080	857,750	985,932	2,131,762
Capital expenditures	15,011	25,434	21,461	61,906

[1]	Includes net revenues of approximately $166.6 million, $140.1 million and $113.7 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, related to our foreign operations.
[2]	Includes $42.6 million, $24.1 million and $27.0 million of long-term assets in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, related to our foreign operations.

Note N: Acquisition

On November 1, 2011, we acquired Rejuvenation Inc. (“Rejuvenation”), a leading manufacturer and multi-channel retailer of authentic reproduction lighting and high-end door and cabinet hardware, for total consideration of approximately $25,657,000. The purchase price was allocated to the net tangible and intangible assets acquired based on their estimated fair values as of November 1, 2011. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Williams-Sonoma, Inc.:

We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of February 3, 2013 and January 29, 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2013. We also have audited the Company’s internal control over financial reporting as of February 3, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of February 3, 2013 and January 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of

February 3, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

April 4, 2013

Quarterly Financial Information (Unaudited)

Dollars in thousands, except per share amounts
Fiscal 2012 (53 Weeks)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	[1]	Full Year
Net revenues	$817,614	$874,283	$944,554	$1,406,419		$4,042,870
Gross margin	309,266	334,480	367,998	580,732		1,592,476
Operating income[2]	49,323	70,103	79,296	210,441		409,163
Net earnings	30,716	43,380	48,900	133,734		256,730
Basic earnings per share[3]	$ 0.31	$0.44	$0.50	$1.36		$2.59
Diluted earnings per share[3]	$ 0.30	$0.43	$0.49	$1.34		$2.54
Fiscal 2011 (52 Weeks)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Full Year
Net revenues	$770,825	$814,750	$867,176	$1,268,144		$3,720,895
Gross margin	295,883	308,721	331,963	523,289		1,459,856
Operating income[2]	51,700	64,085	68,744	197,203		381,732
Net earnings	31,615	39,309	43,421	122,586		236,931
Basic earnings per share[3]	$ 0.30	$0.38	$0.42	$1.19		$2.27
Diluted earnings per share[3]	$ 0.29	$0.37	$0.41	$1.17		$2.22

[1]	Our fourth quarter of fiscal 2012 included 14 weeks.
[2]	Operating income is defined as earnings before net interest income or expense and income taxes.
[3]	Due to differences between quarterly and full year weighted average share counts, full year earnings per share will not necessarily equal the sum of the quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 3, 2013, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of February 3, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, our management concluded that, as of February 3, 2013, our internal control over financial reporting is effective.

Our independent registered public accounting firm audited the financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting. Their audit report appears on pages 59 through 60 of this Annual Report on Form 10-K.

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

Information required by this Item is incorporated by reference herein to the information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Committee Reports–Nominations and Corporate Governance Committee Report,” “Committee Reports–Audit and Finance Committee Report,” “Corporate Governance Guidelines and Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference herein to information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Executive Compensation,” and “Committee Reports–Compensation Committee Report” in our Proxy Statement.

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

The following consolidated financial statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 7:

Consolidated Statements of Earnings for the fiscal years ended February 3, 2013, January 29, 2012 and January 30, 2011

Consolidated Statements of Comprehensive Income for the fiscal years ended February 3, 2013, January 29, 2012 and January 30, 2011

Consolidated Balance Sheets as of February 3, 2013 and January 29, 2012

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 3, 2013, January 29, 2012 and January 30, 2011

Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2013, January 29, 2012 and January 30, 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Information

(a)(2)	Financial Statement Schedules: Schedules have been omitted because they are not required or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.

(a)(3)	Exhibits: See Exhibit Index on pages 66 through 74.

(b)	Exhibits: See Exhibit Index on pages 66 through 74.

(c)	Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS-SONOMA, INC.

Date: April 4, 2013	By	/s/ LAURA J. ALBER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 4, 2013	/s/ ADRIAN D.P. BELLAMY
Adrian D.P. Bellamy
Chairman of the Board of Directors

Date: April 4, 2013	/s/ LAURA J. ALBER
Laura J. Alber
Chief Executive Officer
(principal executive officer)

Date: April 4, 2013	/s/ JULIE P. WHALEN
Julie P. Whalen
Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: April 4, 2013	/s/ ROSE MARIE BRAVO
Rose Marie Bravo
Director

Date: April 4, 2013	/s/ MARY ANN CASATI
Mary Ann Casati
Director

Date: April 4, 2013	/s/ PATRICK J. CONNOLLY
Patrick J. Connolly
Director

Date: April 4, 2013	/s/ ADRIAN T. DILLON
Adrian T. Dillon
Director

Date: April 4, 2013	/s/ ANTHONY A. GREENER
Anthony A. Greener
Director

Date: April 4, 2013	/s/ TED W. HALL
Ted W. Hall
Director

Date: April 4, 2013	/s/ MICHAEL R. LYNCH
Michael R. Lynch
Director

Date: April 4, 2013	/s/ LORRAINE TWOHILL
Lorraine Twohill
Director

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE

FISCAL YEAR ENDED FEBRUARY 3, 2013

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT LIQUIDATION OR SUCCESSION

2.1	Agreement and Plan of Merger of Williams-Sonoma, Inc., a Delaware corporation, and Williams-Sonoma, Inc., a California Corporation, dated May 25, 2011 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

ARTICLES OF INCORPORATION AND BYLAWS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

FINANCING AGREEMENTS

10.1	Fifth Amended and Restated Credit Agreement, dated September 23, 2010, between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent, JPMorgan Chase Bank, N.A. and U.S. Bank, National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2010 as filed with the Commission on December 10, 2010, File No. 001-14077)

10.2	Second Amendment to Fifth Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, the lenders party thereto, and certain subsidiaries of the Company as guarantors, dated June 22, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2012 as filed with the Commission on September 7, 2012, File No. 001-14077)

10.3	Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

10.4	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.5	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.6	Third Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.7	Fourth Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.8	Fifth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

10.9	Sixth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2009 as filed with the Commission on December 12, 2009, File No. 001-14077)

10.10	Seventh Amendment, dated as of September 3, 2010, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2010 as filed with the Commission on December 10, 2010, File No. 001-14077)

10.11	Eighth Amendment, dated as of September 2, 2011, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2011 as filed with the Commission December 9, 2011, File No. 001-14077)

10.12	Ninth Amendment, dated as of August 31, 2012, to the Reimbursement Agreement between the Company and Bank of America, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.13	Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005 as filed with the Commission on September 9, 2005, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.14	First Amendment, dated as of September 9, 2005, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2005 as filed with the Commission on December 6, 2005, File No. 001-14077)

10.15	Second Amendment, dated as of September 8, 2006, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.16	Third Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.17	Fourth Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

10.18	Fifth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2009 as filed with the Commission on December 11, 2009, File No. 001-14077)

10.19	Sixth Amendment, dated as of September 3, 2010, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2010 as filed with the Commission on December 10, 2010, File No. 001-14077)

10.20	Seventh Amendment, dated as of September 2, 2011, to the Reimbursement Agreement between the Company and Wells Fargo Bank, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2011 as filed with the Commission on December 9, 2011, File No. 001-14077)

10.21	Eighth Amendment, dated as of August 31, 2012, to the Reimbursement Agreement between the Company and Wells Fargo, N.A., dated as of July 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.22	Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.23	First Amendment, dated as of October 25, 2006, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2006 as filed with the Commission on December 8, 2006, File No. 001-14077)

10.24	Second Amendment, dated as of September 8, 2007, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2007 as filed with the Commission on December 7, 2007, File No. 001-14077)

10.25	Third Amendment, dated as of September 5, 2008, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2008 as filed with the Commission on December 12, 2008, File No. 001-14077)

10.26	Fourth Amendment, dated as of September 4, 2009, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2009 as filed with the Commission on December 11, 2009, File No. 001-14077)

10.27	Fifth Amendment, dated as of September 3, 2010, to the Reimbursement Agreement between the Company and U.S. Bank National Association, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2010 as filed with the Commission on December 10, 2010, File No. 001-14077)

10.28	Sixth Amendment, dated as of September 2, 2011, to the Reimbursement Agreement between the Company and U.S. Bank National Association, N.A., dated as of September 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2011 as filed with the Commission on December 9, 2011, File No. 001-14077)

10.29	Seventh Amendment, dated as of August 31, 2012, to the Reimbursement Agreement between the Company and U.S. Bank National Association, dated as of September 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

STOCK PLANS

10.30+	Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 as filed with the Commission on April 15, 2005, File No. 001-14077)

10.31+	Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.32+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit D to the Company’s definitive proxy statement on Schedule A as filed on April 7, 2011, File No. 001-14077)

10.33+	Forms of Notice of Grant and Stock Option Agreement under the Company’s 1993 Stock Option Plan, 2000 Nonqualified Stock Option Plan and 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004, File No. 001-14077)

10.34+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Term Sheet for Director Grants (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2007 as filed with the Commission on September 7, 2007, File No. 001-14077)

10.35+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010, File No. 001-14077)

10.36+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Director Grants (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.37+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010, File No. 001-14077)

10.38+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for CEO Grant (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.39+	Restricted Stock Unit Award Agreement with W. Howard Lester dated May 26, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010 as filed with the Commission on September 10, 2010, File No. 001-14077)

OTHER INCENTIVE PLANS

10.40+	Williams-Sonoma, Inc. 2001 Incentive Bonus Plan, as amended (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on April 6, 2012, File No. 001-14077)

10.41+	Williams-Sonoma, Inc. Pre-2005 Executive Deferral Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.42+*	Williams-Sonoma, Inc. Amended and Restated Executive Deferred Compensation Plan

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.43+	Williams-Sonoma, Inc. 401(k) Plan, as amended and restated effective January 1, 2002, except as otherwise noted, and including amendments effective through August 1, 2007 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.44+	Amendment to the Williams-Sonoma, Inc. 401(k) Plan dated November 6, 2008 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.45+	January 2009 Amendment to the Williams-Sonoma, Inc. 401(k) Plan dated January 20, 2009 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

PROPERTIES

10.46	Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1983 as filed with the Commission on October 14, 1983, File No. 000-12704)

10.47	First Amendment, dated December 1, 1985, to the Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1986 as filed with the Commission on May 2, 1986, File No. 000-12704)

10.48	Second Amendment, dated December 1, 1993, to the Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)

10.49	Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 1990 as filed with the Commission on December 12, 1990, File No. 000-12704)

10.50	First Amendment, dated December 22, 1993, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee between the Company and Hewson-Memphis Partners, dated as of August 1, 1990 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

10.51	Second Amendment, dated September 1, 1994, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994, File No. 000-12704)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.52	Third Amendment, dated October 24, 1995, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.2E to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)

10.53	Fourth Amendment, dated February 1, 1996, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

10.54	Fifth Amendment to Sublease, dated March 1, 1999, incorrectly titled Fourth Amendment to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

10.55	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

10.56	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.57	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

10.58	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and SPI WS II, LLC (the successor-in-interest to Hewson/Desoto Partners, L.L.C.) as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

EMPLOYMENT AGREEMENTS

10.59+	Amended and Restated Employment Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.60+	Amended and Restated Management Retention Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.61+	Form of Management Retention Agreement for Executive Vice Presidents and Brand Presidents, approved May 25, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 1, 2010, File No. 001-14077)

10.62+	Form of Management Retention Agreement for Senior Vice Presidents, approved May 25, 2010 (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2011 as filed with the Commission on March 31, 2011, File No. 001-14077)

10.63+*	2012 EVP Level Management Retention Plan

10.64+	Separation Agreement and General Release with Sharon L. McCollam dated March 7, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2012 as filed with the Commission on September 7, 2012, File No. 001-14077)

OTHER AGREEMENTS

10.65	Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 as filed with the Commission on September 9, 2011, File No. 001-14077)

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.