Form 10-Q
period 2013-05-05
WILLIAMS SONOMA INC
filed 2013-06-14
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2013.

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

As of June 2, 2013, 97,183,889 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 5, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended
Dollars and shares in thousands, except per share amounts	May 5, 2013	April 29, 2012
Net revenues	$887,808	$817,614
Cost of goods sold	553,623	508,348
Gross margin	334,185	309,266
Selling, general and administrative expenses	270,402	259,943
Operating income	63,783	49,323
Interest (income) expense, net	(189)	(191)
Earnings before income taxes	63,972	49,514
Income taxes	24,506	18,798
Net earnings	$39,466	$30,716
Basic earnings per share	$0.40	$0.31
Diluted earnings per share	$0.40	$0.30
Shares used in calculation of earnings per share:
Basic	97,704	100,172
Diluted	99,515	101,956

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended
Dollars in thousands	May 5, 2013	April 29, 2012
Net earnings	$39,466	$30,716
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,348)	1,073
Change in fair value of derivative financial instruments	(169)	0
Comprehensive income	$37,949	$31,789

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	May 5, 2013	February 3, 2013	April 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$252,536	$424,555	$376,464
Restricted cash	16,061	16,055	14,737
Accounts receivable, net	60,667	62,985	47,688
Merchandise inventories, net	661,541	640,024	586,270
Prepaid catalog expenses	36,407	37,231	34,308
Prepaid expenses	52,695	26,339	32,975
Deferred income taxes, net	99,739	99,764	91,774
Other assets	9,434	9,819	8,606
Total current assets	1,189,080	1,316,772	1,192,822
Property and equipment, net	817,249	812,037	726,133
Non-current deferred income taxes, net	10,738	12,398	11,764
Other assets, net	46,152	46,472	38,847
Total assets	$2,063,219	$2,187,679	$1,969,566
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$211,086	$259,162	$189,660
Accrued salaries, benefits and other	84,886	120,632	77,732
Customer deposits	222,018	207,415	197,347
Income taxes payable	13,377	41,849	30,805
Current portion of long-term debt	1,696	1,724	1,652
Other liabilities	27,207	26,345	23,510
Total current liabilities	560,270	657,127	520,706
Deferred rent and lease incentives	172,312	171,198	179,064
Long-term debt	3,753	3,753	5,450
Other long-term obligations	44,666	46,463	48,112
Total liabilities	781,001	878,541	753,332
Commitments and contingencies
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	0	0	0
Common stock: $.01 par value; 253,125 shares authorized; 97,309, 97,734 and 99,370 shares issued and outstanding at May 5, 2013, February 3, 2013 and April 29, 2012, respectively	973	977	994
Additional paid-in capital	507,793	503,616	485,893
Retained earnings	761,336	790,912	715,684
Accumulated other comprehensive income	12,116	13,633	13,663
Total stockholders’ equity	1,282,218	1,309,138	1,216,234
Total liabilities and stockholders’ equity	$2,063,219	$2,187,679	$1,969,566

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
Dollars in thousands	May 5, 2013	April 29, 2012
Cash flows from operating activities:
Net earnings	$39,466	$30,716
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	36,609	32,794
Loss on sale/disposal of assets	360	362
Amortization of deferred lease incentives	(6,353)	(6,563)
Deferred income taxes	(3,431)	(3,172)
Tax benefit from exercise of stock-based awards	9,186	7,668
Excess tax benefit from exercise of stock-based awards	(4,047)	(4,152)
Stock-based compensation expense	8,991	7,993
Changes in:
Accounts receivable	1,512	(1,627)
Merchandise inventories	(21,537)	(32,571)
Prepaid catalog expenses	824	(14)
Prepaid expenses and other assets	(25,863)	(9,695)
Accounts payable	(52,345)	(25,317)
Accrued salaries, benefits and other current and long-term liabilities	(37,028)	(36,135)
Customer deposits	14,691	6,827
Deferred rent and lease incentives	7,613	3,783
Income taxes payable	(28,470)	8,366
Net cash used in operating activities	(59,822)	(20,737)
Cash flows from investing activities:
Purchases of property and equipment	(47,444)	(27,819)
Proceeds from insurance reimbursement	760	0
Other	26	34
Net cash used in investing activities	(46,658)	(27,785)
Cash flows from financing activities:
Repurchase of common stock	(41,174)	(61,733)
Payment of dividends	(21,985)	(22,136)
Repayments of long-term obligations	(28)	(171)
Proceeds from exercise of stock-based awards	3,767	8,275
Tax withholdings related to stock-based awards	(9,384)	(6,866)
Excess tax benefit from exercise of stock-based awards	4,047	4,152
Net cash used in financing activities	(64,757)	(78,479)
Effect of exchange rates on cash and cash equivalents	(782)	708
Net decrease in cash and cash equivalents	(172,019)	(126,293)
Cash and cash equivalents at beginning of period	424,555	502,757
Cash and cash equivalents at end of period	$252,536	$376,464

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended May 5, 2013 and April 29, 2012

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of May 5, 2013 and April 29, 2012, the Condensed Consolidated Statements of Earnings for the thirteen weeks then ended, the Condensed Consolidated Statements of Comprehensive Income for the thirteen weeks then ended, and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks then ended have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of February 3, 2013, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2013.

The results of operations for the thirteen weeks ended May 5, 2013 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2013.

NOTE B. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 25,759,903 shares. As of May 5, 2013, there were 6,128,246 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of seven years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date. Option awards and stock awards granted to employees generally vest over a period of four years. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member).

Stock-Based Compensation Expense

We measure and record stock-based compensation expense in our Consolidated Financial Statements for all employee stock-based awards using a fair value method. During the thirteen weeks ended May 5, 2013 and April 29, 2012, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $8,991,000 (including $1,341,000 related to the retirement of one of our former brand presidents) and $7,993,000 (including stock-based compensation expense of $3,019,000 related to the retirement of our former Executive Vice President, Chief Operating and Chief Financial Officer), respectively.

Stock Options

The following table summarizes our stock option activity during the thirteen weeks ended May 5, 2013:

Shares
Balance at February 3, 2013	428,930
Granted	0
Exercised	(124,102)
Cancelled	0
Balance at May 5, 2013 (100% vested)	304,828

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the thirteen weeks ended May 5, 2013:

Shares
Balance at February 3, 2013	2,527,784
Granted	0
Converted into common stock	(318,775)
Cancelled	(28,775)
Balance at May 5, 2013	2,180,234
Vested at May 5, 2013	1,488,989
Vested plus expected to vest at May 5, 2013	1,940,722

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirteen weeks ended May 5, 2013:

Shares
Balance at February 3, 2013	2,772,426
Granted	815,705
Released	(260,913)
Cancelled	(45,261)
Balance at May 5, 2013	3,281,957
Vested plus expected to vest at May 5, 2013	2,239,606

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended May 5, 2013
Basic	$39,466	97,704	$0.40
Effect of dilutive stock-based awards		1,811
Diluted	$39,466	99,515	$0.40
Thirteen weeks ended April 29, 2012
Basic	$30,716	100,172	$0.31
Effect of dilutive stock-based awards		1,784
Diluted	$30,716	101,956	$0.30

Stock-based awards of 918,000 and 1,664,000 for the thirteen weeks ended May 5, 2013 and April 29, 2012, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

NOTE D. SEGMENT REPORTING

We have two reportable segments, direct-to-customer and retail. The direct-to-customer segment has seven merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm, Rejuvenation and Mark and Graham) which sell our products through our e-commerce websites and direct-mail catalogs. Our direct-to-customer merchandising concepts are operating segments, which have been aggregated into one reportable segment, direct-to-customer. The retail segment has five merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation) which sell our products through our retail stores. Our retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. Management’s expectation is that the overall economic characteristics of each of our operating segments will be similar over time based on management’s judgment that the operating segments have had similar historical economic characteristics and are expected to have similar long-term financial performance in the future.

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

Income tax information by reportable segment has not been included as income taxes are calculated at a company-wide level and are not allocated to each reportable segment.

Segment Information

Dollars in thousands	Direct-to- Customer	Retail	Unallocated	Total
Thirteen weeks ended May 5, 2013
Net revenues[1]	$419,084	$468,724	$0	$887,808
Depreciation and amortization expense	6,826	19,217	10,566	36,609
Operating income	95,941	34,016	(66,174)	63,783
Assets[2]	417,409	905,378	740,432	2,063,219
Capital expenditures	9,706	20,722	17,016	47,444
Thirteen weeks ended April 29, 2012
Net revenues[1]	$374,407	$443,207	$0	$817,614
Depreciation and amortization expense	5,617	18,059	9,118	32,794
Operating income	77,955	34,353	(62,985)	49,323
Assets[2]	354,624	863,558	751,384	1,969,566
Capital expenditures	5,276	9,272	13,271	27,819

[1]	Includes net revenues of approximately $48.1 million and $30.6 million for the thirteen weeks ended May 5, 2013 and April 29, 2012, respectively, related to our foreign operations.
[2]	Includes approximately $54.5 million and $23.9 million of long-term assets as of May 5, 2013 and April 29, 2012, respectively, related to our foreign operations.

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

NOTE F. STOCK REPURCHASE PROGRAM AND DIVIDEND

Stock Repurchase Program

In March 2013, we announced that our Board of Directors had authorized a new three-year stock repurchase program to purchase up to $750,000,000 of our common stock. During the thirteen weeks ended May 5, 2013, we repurchased 800,882 shares of our common stock at an average cost of $51.41 per share and a total cost of approximately $41,174,000. During the thirteen weeks ended April 29, 2012, we repurchased 1,644,508 shares of our common stock at an average cost of $37.54 per share and a total cost of approximately $61,733,000.

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

Dividend

Our quarterly cash dividend was $0.31 and $0.22 per common share for the thirteen weeks ended May 5, 2013 and April 29, 2012, respectively.

NOTE G. DERIVATIVE FINANCIAL INSTRUMENTS

Substantially all of our purchases and sales are denominated in U.S. Dollars, which limits our exposure to foreign currency exchange rate fluctuations. However, we are exposed to market risk from foreign currency exchange risk related to the transactions of our foreign subsidiaries. To mitigate this risk, beginning in April 2013, we began utilizing foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for trading or speculative purposes.

The assets or liabilities associated with the derivative instruments are recorded at fair value in either other current assets or other current liabilities, respectively, within our Condensed Consolidated Balance Sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on whether the derivative instrument is designated as and qualifies for hedge accounting. The foreign currency forward contracts entered into as of May 5, 2013 were designated as cash flow hedges and, therefore, protect us against the variability of forecasted foreign currency cash flows resulting from purchases in non-functional currencies.

Cash Flow Hedges

We enter into forward contracts designated as cash flow hedges for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges generally have terms of up to twelve months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions. We recognize derivative instruments as either assets or liabilities in our Condensed Consolidated Balance Sheet and measure them at fair value. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) in our Condensed Consolidated Statement of Comprehensive Income until the forecasted inventory purchase occurs. Subsequently, as the inventory is sold to the customer, we reclassify the amounts recorded in OCI to cost of goods sold. Changes in fair value of the forward contract related to interest charges or “forward points” are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in other income (expense), net in our Condensed Consolidated Statements of Earnings. As of May 5, 2013, we had foreign currency contracts of this type in place to sell Canadian dollars and buy U.S. dollars totaling $16,100,000. Based on the rates in effect on May 5, 2013, we would expect to reclassify a net loss of approximately $169,000 from OCI to cost of goods sold over the next 12 months. However, we do not expect variability in these rates. There were no hedges outstanding as of April 29, 2012.

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in other income (expense), net in our Condensed Consolidated Statements of Earnings. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and no hedges were designated as ineffective for the thirteen weeks ended May 5, 2013.

The effect of derivative instruments designated as cash flow hedges in our Condensed Consolidated Financial Statements, pre-tax, was as follows:

Dollars in thousands	Thirteen Weeks Ended May 5, 2013
Net gain (loss) recognized in OCI (a)	$(169)
Net gain (loss) reclassified from OCI into cost of goods sold (a)	0
Net Foreign exchange gain (loss) recognized in other income (expense) (b)	(13)

(a)	Effective portion
(b)	Amount excluded from assessment of hedge effectiveness

The fair values of our derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 inputs as defined by the fair value hierarchy described in Note H:

Dollars in thousands

Derivative Assets/(Liabilities)	Balance sheet location	May 5, 2013
Derivatives designated as hedging instruments:
Cash flow foreign currency forward contracts	Other current assets	$0
Cash flow foreign currency forward contracts	Other current liabilities	(182)
Total derivatives designated as hedging instruments		$(182)

We did not have any derivative assets or liabilities as of April 29, 2012.

We record all derivative assets and liabilities on a gross basis. They do not meet the balance sheet netting criteria because we do not have master netting agreements established with our derivative counterparties that would allow for net settlement.

Amounts recorded within accumulated other comprehensive income (“AOCI”) associated with our derivative instruments were as follows.

Dollars in thousands	Thirteen Weeks Ended May 5, 2013
AOCI beginning balance amount of gain (loss)	$0
Amounts recognized in OCI before reclassifications	(169)
Amounts reclassified from OCI into cost of goods sold	0
AOCI ending balance amount of gain (loss)	$(169)

NOTE H. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established by the Financial Accounting Standards Board Accounting Standard Codification 820, Fair Value Measurement, which defines three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 inputs which include quoted prices in active markets for identical assets or liabilities;

•

Level 2 inputs which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data; and

•	Level 3 inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability.

The fair values of our cash and cash equivalents are based on Level 1 inputs, which include quoted prices in active markets for identical assets.

Foreign Currency Derivatives and Hedging Instruments

We use the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the assets and liabilities, which include interest rates and credit risk. We use mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rates, forward rates, interest rates, and credit derivative market rates.

The counterparties associated with our foreign currency forward contracts are large credit-worthy financial institutions, and the derivatives transacted with these entities are relatively short in duration, therefore, we do not consider counterparty concentration and non-performance to be material risks at this time. Both we and our counterparties are expected to perform under the contractual terms of the instruments. None of the derivative contracts entered into are subject to credit risk-related contingent features or collateral requirements. Our policy is to present the fair value of our foreign currency derivatives gross in our Condensed Consolidated Balance Sheet and these instruments are not subject to legal right of offset or other netting arrangements with our counterparties.

There were no transfers between Level 1 and Level 2 categories during the thirteen weeks ended May 5, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our expectations regarding the overall economic characteristics and trends of each of our major concepts within each reportable segment; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our expectations regarding our stock repurchase program and dividends; our expectations regarding our cash flow hedges; our expectations regarding our brands as we execute our strategies; the execution of our strategies; our investment in our key long-term initiatives; our focus on product innovation; our expectations regarding investing in our supply chain and in the technologies supporting our key long-term initiatives; the expansion of our global business, including expectations regarding the opening of additional franchised locations, our global e-commerce shipping capabilities, the opening of our stores and e-commerce sites in Australia and expectations regarding the opening of additional stores in Australia and in the United Kingdom; our expectations regarding in-sourcing of our foreign agents and consolidation of our distribution centers; our expectations regarding launching of new businesses and investing in our brand extensions; our focus on enhancing customer service and driving increases in revenue; our beliefs regarding our brands, strategic long-term growth initiatives and future growth and stockholder returns; statements related to cost of goods sold; statements related to selling, general and administrative expenses; our compliance with our financial covenants; our plans to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, purchases of property and equipment, stock repurchases and dividend payments; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our expectations regarding our cash flow; our estimates and assumptions in preparing our condensed consolidated financial statements; our beliefs regarding seasonal patterns associated with the retail and direct-to-customer industries; our expectations regarding demand for our products; and our beliefs regarding guidance, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended February 3, 2013, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm, Williams-Sonoma Home, Rejuvenation and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 587 stores. We currently operate in the U.S., Canada, and Australia and offer international shipping to customers worldwide. Our catalogs reach customers throughout the U.S. and Australia. Our unaffiliated franchisee operates 24 stores in the Middle East.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended May 5, 2013 (“first quarter of fiscal 2013”), as compared to the thirteen weeks ended April 29, 2012 (“first quarter of fiscal 2012”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

First Quarter of Fiscal 2013 Financial Results

In the first quarter of fiscal 2013, our net revenues increased 8.6% to $887,808,000, compared to $817,614,000 in the first quarter of fiscal 2012, including a comparable brand revenue increase of 7.2%. Diluted earnings per share in the first quarter of fiscal 2013 increased to $0.40, versus $0.30 in the first quarter of fiscal 2012. During the quarter, we also returned $63,159,000 to our stockholders through stock repurchases and dividends.

Direct-to-customer net revenues in the first quarter of fiscal 2013 increased $44,677,000, or 11.9%, compared to the first quarter of fiscal 2012, with increases across all brands. This growth was primarily led by Pottery Barn, West Elm, Williams-Sonoma, and Pottery Barn Kids. Direct-to-customer net revenues generated 47.2% of our total company net revenues in the first quarter of fiscal 2013 versus 45.8% in the first quarter of fiscal 2012.

Retail net revenues in the first quarter of fiscal 2013 increased $25,517,000, or 5.8%, compared to the first quarter of fiscal 2012, driven primarily by our international franchise operations, Pottery Barn and West Elm, partially offset by a decrease in Williams-Sonoma. Including six net new stores within the first quarter of fiscal 2013, retail leased square footage increased 2.0% from the end of the first quarter of fiscal 2012.

In Pottery Barn, our largest brand (representing approximately 43% of our total company net revenues on an annual basis), comparable brand revenues increased 7.6% in the first quarter compared to the first quarter of fiscal 2012, and we saw particular strength in furniture, textiles and tabletop products. In the Williams-Sonoma brand (which represents approximately 24% of our total company net revenues on an annual basis), comparable brand revenues increased 1.9% compared to the first quarter of fiscal 2012. Product innovation, marketing and customer engagement drove the results in cookware, electrics and tabletop in the first quarter of fiscal 2013. The first of a series of new product introductions also contributed to these results. In Pottery Barn Kids, comparable brand revenues grew by 6.9% in the first quarter compared to the first quarter of fiscal 2012, driven by a positive merchandise response and a stronger in-stock position. In West Elm, comparable brand revenues increased 11.8% on top of 22.1% last year. Brand growth continues to be driven by all categories including furniture, textiles, decorative accessories and lighting. In PBteen, comparable brand revenues increased 16.1% in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, driven by strength in our furniture business and textiles.

First Quarter of Fiscal 2013 Operational Results

During the first quarter of fiscal 2013, we made progress against all of our key long-term initiatives: to grow our existing brands, launch new businesses, and expand globally, all supported by investing in our supply chain and in the technologies supporting these initiatives to further enhance our multi-channel business.

In our global business, we opened our first company-operated retail stores and launched our first fully transactional e-commerce sites in Australia. We also continued the expansion of our franchise operations in the Middle East. We will further expand our retail operations in Australia with an additional West Elm location in Melbourne later this year, and, we are planning to extend our global business into the United Kingdom with the opening of our first West Elm store in London.

In our supply chain, we further in-sourced our foreign agents throughout Asia, and made progress on our planned consolidation of our distribution centers.

In addition, during the first quarter, we continued our investments across a number of initiatives that leverage the Internet and our e-commerce platform. For example, we re-launched our Williams-Sonoma registry, which we believe features significantly improved usability and integration with the e-commerce site. We also implemented several enhancements to improve the customer experience and drive increases in revenue per visitor across all of our brands.

In new business development, we are investing in our brand extensions, West Elm Market, Williams-Sonoma Home, Agrarian, and PBdorm. Additionally, we are making improvements in product lines and marketing in Rejuvenation and our newest brand, Mark and Graham. While these businesses are small, we continue to see growth in all of them.

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

The following table summarizes our net revenues for the first quarter of fiscal 2013 and the first quarter of fiscal 2012:

	Thirteen Weeks Ended
Dollars in thousands	May 5, 2013	% Total	April 29, 2012	% Total
Direct-to-customer net revenues	$419,084	47.2%	$374,407	45.8%
Retail net revenues	468,724	52.8%	443,207	54.2%
Net revenues	$887,808	100.0%	$817,614	100.0%

Net revenues in the first quarter of fiscal 2013 increased $70,194,000, or 8.6%, compared to the first quarter of fiscal 2012, with comparable brand revenue growth of 7.2%. These increased net revenues during the first quarter of fiscal 2013 were driven primarily by the Pottery Barn and West Elm brands.

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

Percentages represent changes in comparable brand revenue compared to the same period in the prior year.

	Thirteen Weeks Ended
Comparable brand revenue growth (decline)	May 5, 2013	April 29, 2012
Pottery Barn	7.6%	9.1%
Williams-Sonoma	1.9%	(4.3%)
Pottery Barn Kids	6.9%	(0.8%)
West Elm	11.8%	22.1%
PBteen	16.1%	(6.0%)
Total	7.2%	5.4%
DIRECT-TO-CUSTOMER NET REVENUES
	Thirteen Weeks Ended
Dollars in thousands	May 5, 2013	April 29, 2012
Direct-to-customer net revenues	$419,084	$374,407
Direct-to-customer net revenue growth	11.9%	8.8%

Direct-to-customer net revenues in the first quarter of fiscal 2013 increased $44,677,000, or 11.9%, compared to the first quarter of fiscal 2012 with increases across all brands. This growth was primarily led by Pottery Barn, West Elm, Williams-Sonoma, and Pottery Barn Kids. Direct-to-customer net revenues generated 47.2% of total Company net revenues in the first quarter of fiscal 2013 versus 45.8% in the first quarter of fiscal 2012.

RETAIL NET REVENUES AND OTHER DATA

	Thirteen Weeks Ended
Dollars in thousands	May 5, 2013	April 29, 2012
Retail net revenues	$468,724	$443,207
Retail net revenue growth	5.8%	3.9%
Number of stores - beginning of year	581	576
Number of new stores	7	2
Number of new stores due to remodeling[1]	4	1
Number of closed stores due to remodeling[1]	(1)	(2)
Number of permanently closed stores	(4)	(2)
Number of stores - end of period	587	575
Store selling square footage at period-end	3,586,000	3,522,000
Store leased square footage (“LSF”) at period-end	5,840,000	5,725,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

	Store Count					Avg. LSF Per Store
	February 3, 2013	Openings	Closings	May 5, 2013	April 29, 2012	May 5, 2013	April 29, 2012
Williams-Sonoma	253	4	(3)	254	259	6,600	6,500
Pottery Barn	192	4	(1)	195	193	13,800	13,900
Pottery Barn Kids	84	2	(1)	85	82	8,100	8,200
West Elm	48	1	-	49	38	14,800	16,600
Rejuvenation	4	-	-	4	3	13,200	17,200
Total	581	11	(5)	587	575	9,900	10,000

Retail net revenues in the first quarter of fiscal 2013 increased $25,517,000, or 5.8%, compared to the first quarter of fiscal 2012, driven primarily by our international franchise operations, Pottery Barn and West Elm, partially offset by a decrease in Williams-Sonoma. Including six new stores within the first quarter of fiscal 2013, retail leased square footage increased 2.0% from the end of the first quarter of fiscal 2012.

COST OF GOODS SOLD

	Thirteen Weeks Ended
Dollars in thousands	May 5, 2013	% Net Revenues	April 29, 2012	% Net Revenues
Cost of goods sold[1]	$553,623	62.4%	$508,348	62.2%

[1]	Includes total occupancy expenses of $133,005,000 and $125,187,000 for the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively.

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

First Quarter of Fiscal 2013 vs. First Quarter of Fiscal 2012

Cost of goods sold increased by $45,275,000, or 8.9%, in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Cost of goods sold as a percentage of net revenues increased to 62.4% in the first quarter of fiscal 2013 from 62.2% in the first quarter of fiscal 2012. This increase was primarily driven by lower selling margins, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues decreased 50 basis points in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. This decrease as a percentage of net revenues was primarily driven by improved selling margins, partially offset by an increase in occupancy expenses.

In the retail channel, cost of goods sold as a percentage of net revenues increased 140 basis points in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. This increase as a percentage of net revenues was primarily driven by lower selling margins, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended
Dollars in thousands	May 5, 2013	% Net Revenues	April 29, 2012	% Net Revenues
Selling, general and administrative expenses	$270,402	30.5%	$259,943	31.8%

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

First Quarter of Fiscal 2013 vs. First Quarter of Fiscal 2012

Selling, general and administrative expenses increased by $10,459,000, or 4.0%, in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Including employee separation charges of $2,932,000, selling, general and administrative expenses as a percentage of net revenues decreased to 30.5% in the first quarter of fiscal 2013 from 31.8% in the first quarter of fiscal 2012 (which included employee separation charges of $6,935,000). This decrease as a percentage of net revenues was primarily driven by lower advertising costs and a reduction in year-over-year employee separation charges.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 160 basis points in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. This decrease was primarily driven by lower advertising costs, partially offset by an increase in other general expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 90 basis points in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. This decrease was primarily driven by lower employment-related costs.

INCOME TAXES

The effective rate was 38.3% for the first quarter of fiscal 2013 and 38.0% for the first quarter of fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of May 5, 2013, we held $252,536,000 in cash and cash equivalent funds, the majority of which are held in money market funds and interest-bearing demand deposit accounts. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2013, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, purchases of property and equipment, stock repurchases and dividend payments. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to December 22, 2016, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During the thirteen weeks ended May 5, 2013 and April 29, 2012, we had no borrowings under the credit facility, and no amounts were outstanding as of May 5, 2013 or April 29, 2012. However, as of May 5, 2013, $4,970,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Additionally, as of May 5, 2013, we had three unsecured letter of credit reimbursement facilities for a total of $90,000,000, of which an aggregate of $12,137,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2013. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For the first quarter of fiscal 2013, net cash used in operating activities was $59,822,000 compared to $20,737,000 for the first quarter of fiscal 2012. For the first quarter of fiscal 2013, net cash used in operating activities was primarily attributable to a decrease in accounts payable, accrued salaries, benefits and other expenses, and income taxes payable due to the timing of payments, as well as an increase in prepaid expenses and merchandise inventories. This represents an increase in net cash used compared to the first quarter of fiscal 2012 primarily resulting from a decrease in income taxes payable and accounts payable due to the timing of payments.

Cash Flows from Investing Activities

For the first quarter of fiscal 2013, net cash used in investing activities was $46,658,000 compared to $27,785,000 for the first quarter of fiscal 2012. Net cash used compared to the first quarter of fiscal 2012 increased primarily due to an increase in purchases of property and equipment.

Cash Flows from Financing Activities

For the first quarter of fiscal 2013, net cash used in financing activities was $64,757,000 compared to $78,479,000 for the first quarter of fiscal 2012. For the first quarter of fiscal 2013, net cash used in financing activities was primarily attributable to the repurchase of common stock and the payment of dividends. Net cash used compared to the first quarter of fiscal 2012 decreased primarily due to a decrease in our repurchase of common stock.

Stock Repurchase Program and Dividend

See Note F to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividend, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2013, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 3, 2013.

Seasonality

Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our revenues and net earnings have been realized during the period from October through January, and levels of net revenues and net earnings have typically been lower during the period from February through September. We believe this is the general pattern associated with the retail industry. In anticipation of our peak season, we hire a substantial number of additional temporary employees in our retail stores, customer care centers and distribution centers, and incur significant fixed catalog production and mailing costs.

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

Interest Rate Risk

As of May 5, 2013, our line of credit facility was the only instrument we held with a variable interest rate which could, if drawn upon, subject us to risks associated with changes in that interest rate. As of May 5, 2013, there were no amounts outstanding under our credit facility.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of May 5, 2013, our investments, made primarily in money market funds and interest-bearing demand deposit accounts, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 3% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during the first quarter of fiscal 2013 or the first quarter of fiscal 2012. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail stores in Canada and Australia, and our limited operations in Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk and, as such, these exchange rate fluctuations have not been material to us in the past. However, as we continue to expand globally, we are exposed to foreign currency exchange risk related to the transactions of our foreign subsidiaries. As a result, to mitigate this risk going forward, we began utilizing foreign currency forward contracts in accordance with our risk management policies beginning in April 2013 (see Note G to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 5, 2013, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note E to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 3, 2013 for a description of the risks and uncertainties associated with our business. There were no material changes to such risk factors in the current quarterly reporting period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of May 5, 2013 with respect to shares of common stock we repurchased under our repurchase programs during the first quarter of fiscal 2013. For additional information, please see Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
February 4, 2013 to March 3, 2013	0	$ 0.00	0	$ 750,496,000
March 4, 2013 to March 31, 2013	195,317	$ 50.78	195,317	$ 740,576,984
April 1, 2013 to May 5, 2013	605,565	$ 51.61	605,565	$ 709,322,462
Total	800,882	$ 51.41	800,882	$ 709,322,462

During the first quarter of fiscal 2013, we repurchased 10,002 shares remaining under our repurchase program announced in January 2012 at an average cost of $49.59 per share and a total cost of approximately $496,000. As of May 5, 2013, there were no amounts remaining for repurchase under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit Description

10.1+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors
10.2+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Employees
10.3+	Separation Agreement and General Release with Richard Harvey, dated May 3, 2013
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie P. Whalen
Julie P. Whalen
Chief Financial Officer

Date: June 14, 2013