Form 10-Q
period 2013-08-04
WILLIAMS SONOMA INC
filed 2013-09-12
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2013.

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

As of September 1, 2013, 95,704,002 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED AUGUST 4, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars and shares in thousands, except per share amounts	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Net revenues	$982,209	$874,283	$1,870,017	$1,691,897
Cost of goods sold	613,285	539,803	1,166,908	1,048,151
Gross margin	368,924	334,480	703,109	643,746
Selling, general and administrative expenses	290,838	264,377	561,240	524,320
Operating income	78,086	70,103	141,869	119,426
Interest (income) expense, net	(125)	(168)	(314)	(359)
Earnings before income taxes	78,211	70,271	142,183	119,785
Income taxes	29,292	26,891	53,798	45,689
Net earnings	$48,919	$43,380	$88,385	$74,096
Basic earnings per share	$0.50	$0.44	$0.91	$0.74
Diluted earnings per share	$0.49	$0.43	$0.89	$0.73
Shares used in calculation of earnings per share:
Basic	96,892	99,209	97,470	99,815
Diluted	98,957	100,818	99,365	101,541

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Net earnings	$48,919	$43,380	$88,385	$74,096
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,148)	(1,374)	(4,496)	(301)
Change in fair value of derivative financial instruments	292	0	123	0
Comprehensive income	$46,063	$42,006	$84,012	$73,795

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	August 4, 2013	February 3, 2013	July 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$205,364	$424,555	$336,550
Restricted cash	16,967	16,055	16,043
Accounts receivable, net	62,808	62,985	53,424
Merchandise inventories, net	736,871	640,024	616,355
Prepaid catalog expenses	37,266	37,231	39,362
Prepaid expenses	61,725	26,339	33,805
Deferred income taxes, net	99,699	99,764	91,728
Other assets	11,029	9,819	9,103
Total current assets	1,231,729	1,316,772	1,196,370
Property and equipment, net	829,951	812,037	743,915
Non-current deferred income taxes, net	7,509	12,398	11,483
Other assets, net	54,989	46,472	38,116
Total assets	$2,124,178	$2,187,679	$1,989,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$318,532	$259,162	$201,905
Accrued salaries, benefits and other	95,762	120,632	85,598
Customer deposits	225,822	207,415	202,590
Income taxes payable	2,955	41,849	26,442
Current portion of long-term debt	1,817	1,724	1,652
Other liabilities	35,531	26,345	27,682
Total current liabilities	680,419	657,127	545,869
Deferred rent and lease incentives	170,817	171,198	178,996
Long-term debt	1,968	3,753	5,421
Other long-term obligations	51,599	46,463	49,131
Total liabilities	904,803	878,541	779,417
Commitments and contingencies
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	0	0	0
Common stock: $.01 par value; 253,125 shares authorized; 95,839, 97,734 and 98,687 shares issued and outstanding at August 4, 2013, February 3, 2013 and July 29, 2012, respectively	959	977	987
Additional paid-in capital	513,246	503,616	488,336
Retained earnings	699,012	790,912	708,855
Accumulated other comprehensive income	9,260	13,633	12,289
Treasury stock, at cost	(3,102)	0	0
Total stockholders’ equity	1,219,375	1,309,138	1,210,467
Total liabilities and stockholders’ equity	$2,124,178	$2,187,679	$1,989,884

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
Dollars in thousands	August 4, 2013	July 29, 2012
Cash flows from operating activities:
Net earnings	$88,385	$74,096
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	73,832	65,318
Loss on sale/disposal of assets	1,233	794
Amortization of deferred lease incentives	(12,621)	(13,179)
Deferred income taxes	(6,937)	(5,843)
Tax benefit from exercise of stock-based awards	11,733	12,940
Excess tax benefit from exercise of stock-based awards	(5,173)	(6,390)
Stock-based compensation expense	18,472	15,092
Changes in:
Accounts receivable	(1,284)	(6,953)
Merchandise inventories	(97,653)	(62,778)
Prepaid catalog expenses	(35)	(5,068)
Prepaid expenses and other assets	(40,191)	(10,533)
Accounts payable	52,336	(22,781)
Accrued salaries, benefits and other current and long-term liabilities	(10,677)	(22,658)
Customer deposits	18,710	12,218
Deferred rent and lease incentives	12,823	10,449
Income taxes payable	(38,890)	4,012
Net cash provided by operating activities	64,063	38,736
Cash flows from investing activities:
Purchases of property and equipment	(97,777)	(69,608)
Restricted cash deposits	(912)	(1,311)
Proceeds from insurance reimbursement	1,232	0
Other	42	(54)
Net cash used in investing activities	(97,415)	(70,973)
Cash flows from financing activities:
Repurchase of common stock	(131,006)	(93,076)
Payment of dividends	(52,196)	(44,449)
Repayments of long-term obligations	(1,692)	(200)
Proceeds from exercise of stock-based awards	6,541	8,980
Tax withholdings related to stock-based awards	(11,135)	(11,073)
Excess tax benefit from exercise of stock-based awards	5,173	6,390
Other	0	(394)
Net cash used in financing activities	(184,315)	(133,822)
Effect of exchange rates on cash and cash equivalents	(1,524)	(148)
Net decrease in cash and cash equivalents	(219,191)	(166,207)
Cash and cash equivalents at beginning of period	424,555	502,757
Cash and cash equivalents at end of period	$205,364	$336,550

See Notes to Condensed Consolidated Financial Statements

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Twenty-Six Weeks Ended August 4, 2013 and July 29, 2012

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of August 4, 2013 and July 29, 2012, the Condensed Consolidated Statements of Earnings for the thirteen and twenty-six weeks then ended, the Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks then ended, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks then ended have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of February 3, 2013, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2013.

The results of operations for the thirteen and twenty-six weeks ended August 4, 2013 are not necessarily indicative of the operating results of the full year.

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

NOTE B. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 25,760,000 shares. As of August 4, 2013, there were 6,146,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of seven years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date. Option awards and stock awards granted to employees generally vest over a period of four years. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member).

Stock-Based Compensation Expense

We measure and record stock-based compensation expense in our Consolidated Financial Statements for all employee stock-based awards using a fair value method. During the thirteen and twenty-six weeks ended August 4, 2013, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $9,481,000 and $18,472,000, respectively (including stock-based compensation expense of

$1,341,000 for the twenty-six weeks ended August 4, 2013, associated with the retirement of one of our former brand presidents). During the thirteen and twenty-six weeks ended July 29, 2012, we recognized total stock-based compensation expense of $7,099,000 and $15,092,000, respectively (including stock-based compensation expense of $3,019,000 for the twenty-six weeks ended July 29, 2012, associated with the retirement of our former Executive Vice President, Chief Operating and Chief Financial Officer).

Stock Options

The following table summarizes our stock option activity during the twenty-six weeks ended August 4, 2013:

Shares
Balance at February 3, 2013	428,930
Granted	0
Exercised	(199,442)
Cancelled	0
Balance at August 4, 2013 (100% vested)	229,488

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the twenty-six weeks ended August 4, 2013:

Shares
Balance at February 3, 2013	2,527,784
Granted	0
Converted into common stock	(429,269)
Cancelled	(37,950)
Balance at August 4, 2013	2,060,565
Vested at August 4, 2013	1,381,248
Vested plus expected to vest at August 4, 2013	1,825,834

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the twenty-six weeks ended August 4, 2013:

Shares
Balance at February 3, 2013	2,772,426
Granted	855,736
Released	(306,164)
Cancelled	(89,747)
Balance at August 4, 2013	3,232,251
Vested plus expected to vest at August 4, 2013	2,212,051

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended August 4, 2013
Basic	$48,919	96,892	$0.50
Effect of dilutive stock-based awards		2,065
Diluted	$48,919	98,957	$0.49
Thirteen weeks ended July 29, 2012
Basic	$43,380	99,209	$0.44
Effect of dilutive stock-based awards		1,609
Diluted	$43,380	100,818	$0.43
Twenty-six weeks ended August 4, 2013
Basic	$88,385	97,470	$0.91
Effect of dilutive stock-based awards		1,895
Diluted	$88,385	99,365	$0.89
Twenty-six weeks ended July 29, 2012
Basic	$74,096	99,815	$0.74
Effect of dilutive stock-based awards		1,726
Diluted	$74,096	101,541	$0.73

Stock-based awards of 0 and 1,667,000 for the thirteen weeks ended and 133,000 and 1,600,000 for the twenty-six weeks ended August 4, 2013 and July 29, 2012, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

Segment Information

Dollars in thousands	Direct-to- Customer	Retail	Unallocated	Total
Thirteen weeks ended August 4, 2013
Net revenues[1]	$477,657	$504,552	$0	$982,209
Depreciation and amortization expense	6,096	19,535	11,592	37,223
Operating income (loss)	114,491	34,609	(71,014)	78,086
Capital expenditures	9,993	24,428	15,912	50,333
Thirteen weeks ended July 29, 2012
Net revenues[1]	$414,361	$459,922	$0	$874,283
Depreciation and amortization expense	5,677	17,497	9,350	32,524
Operating income (loss)	95,223	38,602	(63,722)	70,103
Capital expenditures	7,482	16,808	17,499	41,789
Twenty-six weeks ended August 4, 2013
Net revenues[1]	$896,741	$973,276	$0	$1,870,017
Depreciation and amortization expense	12,922	38,752	22,158	73,832
Operating income (loss)	210,432	68,625	(137,188)	141,869
Assets[2]	470,792	937,720	715,666	2,124,178
Capital expenditures	19,699	45,150	32,928	97,777
Twenty-six weeks ended July 29, 2012
Net revenues[1]	$788,768	$903,129	$0	$1,691,897
Depreciation and amortization expense	11,294	35,556	18,468	65,318
Operating income (loss)	173,178	72,955	(126,707)	119,426
Assets[2]	373,340	881,375	735,169	1,989,884
Capital expenditures	12,758	26,080	30,770	69,608

[1]

Includes net revenues of approximately $50.4 million and $31.6 million for the thirteen weeks ended August 4, 2013 and July 29, 2012, respectively, and $98.5 million and $62.2 million for the twenty-six weeks ended August 4, 2013 and July 29, 2012, respectively, related to our foreign operations.

[2]	Includes approximately $55.5 million and $26.5 million of long-term assets as of August 4, 2013 and July 29, 2012, respectively, related to our foreign operations.

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

NOTE F. STOCK REPURCHASE PROGRAM AND DIVIDEND

Stock Repurchase Program

In March 2013, we announced that our Board of Directors had authorized a new three-year stock repurchase program to purchase up to $750,000,000 of our common stock. During the thirteen weeks ended August 4, 2013, we repurchased 1,613,943 shares of our common stock at an average cost of $55.66 per share and a total cost of approximately $89,832,000. During the twenty-six weeks ended August 4, 2013, we repurchased 2,414,825 shares of our common stock at an average cost of $54.25 per share and a total cost of approximately $131,006,000.

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

During the thirteen weeks ended July 29, 2012, we repurchased 884,763 shares of our common stock at an average cost of $35.43 per share and a total cost of $31,343,000. During the twenty-six weeks ended July 29, 2012, we repurchased 2,529,271 shares of our common stock at an average cost of $36.80 per share and a total cost of $93,076,000 under programs previously authorized by our Board of Directors.

Dividend

Our quarterly cash dividend was $0.31 and $0.22 per common share for the thirteen weeks ended August 4, 2013 and July 29, 2012, respectively.

NOTE G. DERIVATIVE FINANCIAL INSTRUMENTS

Substantially all of our purchases and sales are denominated in U.S. Dollars, which limits our exposure to foreign currency exchange rate fluctuations. However, we are exposed to foreign currency exchange risk related to the transactions of our foreign subsidiaries. To mitigate this risk, in April 2013, we began utilizing foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes.

The assets or liabilities associated with the derivative instruments are recorded at fair value in either other current assets or other current liabilities, respectively, within our Condensed Consolidated Balance Sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on whether the derivative instrument is designated as, and qualifies for, hedge accounting in accordance with the Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging. The majority of our foreign currency forward contracts entered into as of August 4, 2013 are designated as cash flow hedges and, therefore, protect us against the variability of forecasted foreign currency cash flows resulting from purchases in non-functional currencies.

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges generally have terms of up to twelve months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions. We recognize derivative instruments as either assets or liabilities in our Condensed Consolidated Balance Sheet and measure them at fair value. We record the effective portion of changes in the fair value of our derivative instruments designated as cash flow hedging instruments in other comprehensive income (“OCI”) in our Condensed Consolidated Statement of Comprehensive Income until the earlier of either the hedged forecasted inventory purchase or the maturity of the respective contract. Subsequently, as the inventory is sold to the customer, we reclassify the amounts previously recorded in OCI to cost of goods sold. Changes in fair value of the forward contract related to interest charges or “forward points” are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in other income (expense), net in our Condensed Consolidated Statements of Earnings. As of August 4, 2013, we had foreign currency forward contracts in place to sell Canadian dollars and buy U.S. dollars totaling $23,200,000, consisting of $19,400,000 designated as cash flow hedges and $3,800,000 which have been de-designated due to the related inventory purchases having occurred. Based on the rates in effect on August 4, 2013, we would expect to reclassify a net gain of approximately $123,000 from OCI to cost of goods sold over the next 12 months.

In addition, as of August 4, 2013, we had non-designated foreign currency forward contracts to sell Australian dollars and buy U.S. dollars totaling $5,000,000. Any foreign exchange gains (losses) related to these contracts are recognized in other income (expense). There were no foreign currency forward contracts outstanding as of July 29, 2012.

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in other income (expense), net in our Condensed Consolidated Statements of Earnings. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and twenty-six weeks ended August 4, 2013.

The effect of derivative instruments in our Condensed Consolidated Financial Statements, pre-tax, was as follows:

Dollars in thousands	Thirteen Weeks Ended August 4, 2013	Twenty-Six Weeks Ended August 4, 2013
Net gain (loss) recognized in OCI	$292	$123
Net gain (loss) reclassified from OCI into cost of goods sold	0	0
Net foreign exchange gain (loss) recognized in other income (expense):
Instruments designated as cash flow hedges (a)	(29)	(42)
Instruments not designated or de-designated during the period (b)	222	222

(a)	Changes in fair value of the forward contract related to interest charges or “forward points”
(b)	Changes in fair value subsequent to de-designation for instruments de-designated as cash flow hedges during the period, and changes in fair value related to instruments not designated as cash flow hedges

The fair values of our derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 inputs as defined by the fair value hierarchy described in Note H.

Dollars in thousands	Balance sheet location	August 4, 2013
Derivatives designated as hedging instruments:
Cash flow hedge foreign currency forward contracts	Other current assets	$107
Cash flow hedge foreign currency forward contracts	Other current liabilities	(48)
Total derivatives designated as hedging instruments		$59

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$204
Foreign currency forward contracts	Other current liabilities	0
Total derivatives not designated as hedging instruments		$204

We record all derivative assets and liabilities on a gross basis. They do not meet the balance sheet netting criteria as discussed in ASC 210, Balance Sheet, because we do not have master netting agreements established with our derivative counterparties that would allow for net settlement.

Amounts recorded within accumulated other comprehensive income (“AOCI”) associated with our derivative instruments were as follows:

Dollars in thousands	Thirteen Weeks Ended August 4, 2013	Twenty-Six Weeks Ended August 4, 2013
AOCI beginning balance amount of gain (loss)	$(169)	$0
Amounts recognized in OCI before reclassifications	292	123
Amounts reclassified from OCI into cost of goods sold	0	0
AOCI ending balance amount of gain (loss)	$123	$123

NOTE H. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established by the ASC 820, Fair Value Measurement, which defines three levels of inputs that may be used to measure fair value, as follows:

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

Foreign Currency Derivatives and Hedging Instruments

We use the income approach to value our derivatives using observable Level 2 market data at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the assets and liabilities, which include interest rates and credit risk ratings. We use mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rates, forward rates, interest rates, and credit derivative market rates.

The counterparties associated with our foreign currency forward contracts are large credit-worthy financial institutions, and the derivatives transacted with these entities are relatively short in duration, therefore, we do not consider counterparty concentration and non-performance to be material risks at this time. Both we and our counterparties are expected to perform under the contractual terms of the instruments. None of the derivative contracts entered into are subject to credit risk-related contingent features or collateral requirements. Our policy is to present the fair value of our foreign currency derivatives on a gross basis in our Condensed Consolidated Balance Sheet as these instruments are not subject to legal right of offset or other netting arrangements with our counterparties.

There were no transfers between Level 1 and Level 2 categories during the thirteen and twenty-six weeks ended August 4, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: the execution of our strategies; the expansion of our global business; the expansion of our relationship with our franchisee in the Middle East; our business development efforts; our planned use of cash; our compliance with our financial covenants; and our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended February 3, 2013, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm, Williams-Sonoma Home, Rejuvenation and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 590 stores. We currently operate in the U.S., Canada, and Australia and offer international shipping to customers worldwide. Our catalogs reach customers throughout the U.S. and Australia and our unaffiliated franchisee operates 25 stores in the Middle East.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended August 4, 2013 (“second quarter of fiscal 2013”), as compared to the thirteen weeks ended July 29, 2012 (“second quarter of fiscal 2012”) and the twenty-six weeks ended August 4, 2013 (“year-to-date 2013”), as compared to the twenty-six weeks ended July 29, 2012 (“year-to-date 2012”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Second Quarter of Fiscal 2013 Financial Results

In the second quarter of fiscal 2013, our net revenues increased 12.3% to $982,209,000, compared to $874,283,000 in the second quarter of fiscal 2012, including a comparable brand revenue increase of 8.4%. Diluted earnings per share in the second quarter of fiscal 2013 increased to $0.49, versus $0.43 in the second quarter of fiscal 2012, and we returned $120,000,000 to our stockholders through stock repurchases and dividends.

Direct-to-customer net revenues in the second quarter of fiscal 2013 increased $63,296,000, or 15.3%, compared to the second quarter of fiscal 2012, primarily driven by Pottery Barn, West Elm, PBteen and Pottery Barn Kids. Direct-to-customer net revenues generated 49% of our total company net revenues in the second quarter of fiscal 2013 versus 47% in the second quarter of fiscal 2012.

Retail net revenues in the second quarter of fiscal 2013 increased $44,630,000, or 9.7%, compared to the second quarter of fiscal 2012, driven primarily by Pottery Barn, West Elm, and our international franchise operations, partially offset by a decrease in Williams-Sonoma. Including three net new stores within the second quarter of fiscal 2013, retail leased square footage increased 2.2% from the end of the second quarter of fiscal 2012.

In Pottery Barn, our largest brand, comparable brand revenues increased 9.9% in the second quarter of fiscal 2013, driven by strength in our outdoor business with all key categories performing well. In the Williams-Sonoma brand, comparable brand revenues decreased 0.4%, however, our brand extensions, Williams-Sonoma Home and Agrarian, continued to drive incremental growth. Although the retail channel continues to underperform, we have seen strength in our direct-to-customer channel driven by increased traffic and strategic promotions. In Pottery Barn Kids, comparable brand revenues grew by 8.2% in the second quarter of fiscal 2013, driven by strong results across textiles, furniture and decorative accessories. In West Elm, comparable brand revenues increased 16.5% in the second quarter of fiscal 2013 on top of 15.6% in the second quarter of fiscal 2012. Brand growth continues to be driven by all categories, including furniture, textiles, decorative accessories and lighting. In PBteen, comparable brand revenues increased 16.3% in the second quarter of fiscal 2013, driven by strength in our furniture business and textiles.

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

The following table summarizes our net revenues for the second quarter of fiscal 2013 and fiscal 2012, and year-to-date 2013 and 2012:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 4, 2013	% Total	July 29, 2012	% Total	August 4, 2013	% Total	July 29, 2012	% Total
Direct-to-customer net revenues	$477,657	48.6%	$414,361	47.4%	$896,741	48.0%	$788,768	46.6%
Retail net revenues	504,552	51.4%	459,922	52.6%	973,276	52.0%	903,129	53.4%
Net revenues	$982,209	100.0%	$874,283	100.0%	$1,870,017	100.0%	$1,691,897	100.0%

Net revenues in the second quarter of fiscal 2013 increased by $107,926,000, or 12.3%, compared to the second quarter of fiscal 2012, with comparable brand revenue growth of 8.4%. This increase was primarily driven by the Pottery Barn, West Elm, Pottery Barn Kids, and PBteen brands.

Net revenues for year-to-date 2013 increased by $178,120,000, or 10.5%, compared to year-to-date 2012, with comparable brand revenue growth of 7.8%. These increased net revenues during year-to-date 2013 were driven primarily by the Pottery Barn, West Elm, Pottery Barn Kids, and PBteen brands.

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

Percentages represent changes in comparable brand revenue compared to the same period in the prior year.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Comparable brand revenue growth (decline)	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Pottery Barn	9.9%	11.7%	8.8%	10.4%
Williams-Sonoma	(0.4% )	(1.5% )	0.7%	(2.8%	)
Pottery Barn Kids	8.2%	3.8%	7.6%	1.5%
West Elm	16.5%	15.6%	14.2%	18.7%
PBteen	16.3%	0.8%	16.2%	(2.2%	)
Total	8.4%	7.4%	7.8%	6.4%
DIRECT-TO-CUSTOMER NET REVENUES
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Direct-to-customer net revenues	$477,657	$414,361	$896,741	$788,768
Direct-to-customer net revenue growth	15.3%	12.6%	13.7%	10.8%

Direct-to-customer net revenues in the second quarter of fiscal 2013 increased $63,296,000, or 15.3%, compared to the second quarter of fiscal 2012, with increases across all brands. This growth was primarily led by the Pottery Barn, West Elm, PBteen, and Pottery Barn Kids brands.

Direct-to-customer net revenues for year-to-date 2013 increased $107,973,000, or 13.7%, compared to year-to-date 2012, with increases across all brands. This growth was primarily led by the Pottery Barn, West Elm, PBteen, and Pottery Barn Kids brands.

RETAIL NET REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Retail net revenues	$504,552	$459,922	$973,276	$903,129
Retail net revenue growth	9.7%	3.0%	7.8%	3.4%
Number of stores - beginning of period	587	575	581	576
Number of new stores	5	5	12	7
Number of new stores due to remodeling[1]	-	2	4	3
Number of permanently closed stores	(1)	(1)	(4)	(3)
Number of closed stores due to remodeling[1]	(1)	(2)	(3)	(4)
Number of stores - end of period	590	579	590	579
Store selling square footage at period-end	3,600,000	3,526,000	3,600,000	3,526,000
Store leased square footage (“LSF”) at period-end	5,863,000	5,738,000	5,863,000	5,738,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

	Store Count					Avg. LSF Per Store
	May 5, 2013	Openings	Closings	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Williams-Sonoma	254	-	(1)	253	259	6,600	6,500
Pottery Barn	195	1	-	196	193	13,800	13,800
Pottery Barn Kids	85	1	-	86	83	8,000	8,100
West Elm	49	3	(1)	51	40	14,600	16,400
Rejuvenation	4	-	-	4	4	13,200	13,200
Total	587	5	(2)	590	579	9,900	9,900

Retail net revenues in the second quarter of fiscal 2013 increased $44,630,000, or 9.7%, compared to the second quarter of fiscal 2012, driven primarily by Pottery Barn, West Elm, and our international franchise operations, partially offset by a decrease in Williams-Sonoma. Including three net new stores within the second quarter of fiscal 2013, retail leased square footage increased 2.2% from the end of the second quarter of fiscal 2012.

Retail net revenues for year-to-date 2013 increased $70,147,000, or 7.8%, compared to year-to-date 2012, driven primarily by Pottery Barn, West Elm, and our international franchise operations, partially offset by a decrease in Williams-Sonoma. Including nine net new stores for year-to-date 2013, retail leased square footage increased 2.2% from the end of the second quarter of fiscal 2012.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 4, 2013	% Net Revenues	July 29, 2012	% Net Revenues	August 4, 2013	% Net Revenues	July 29, 2012	% Net Revenues
Cost of goods sold[1]	$613,285	62.4%	$539,803	61.7%	$1,166,908	62.4%	$1,048,151	62.0%

[1]

Includes total occupancy expenses of $138,068,000 and $124,492,000 for the second quarter of fiscal 2013 and second quarter of fiscal 2012, respectively, and $271,072,000 and $249,679,000 for year-to-date 2013 and year-to-date 2012, respectively.

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

Second Quarter of Fiscal 2013 vs. Second Quarter of Fiscal 2012

Cost of goods sold increased by $73,482,000, or 13.6%, in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Cost of goods sold as a percentage of net revenues increased to 62.4% in the second quarter of fiscal 2013 from 61.7% in the second quarter of fiscal 2012. This increase was primarily driven by lower selling margins, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues in the second quarter of fiscal 2013 remained unchanged from the second quarter of fiscal 2012.

In the retail channel, cost of goods sold as a percentage of net revenues increased 160 basis points in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. This increase was primarily driven by lower selling margins.

Year-to-Date 2013 vs. Year-to-Date 2012

Cost of goods sold for year-to-date 2013 increased by $118,757,000, or 11.3%, compared to year-to-date 2012. Cost of goods sold as a percentage of net revenues increased to 62.4% for year-to-date 2013 from 62.0% for year-to-date 2012. This increase was primarily driven by lower selling margins, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues decreased 20 basis points for year-to-date 2013 compared to year-to-date 2012. This decrease as a percentage of net revenues was primarily driven by improved selling margins.

In the retail channel, cost of goods sold as a percentage of net revenues increased 150 basis points for year-to-date 2013 compared to year-to-date 2012. This increase as a percentage of net revenues was primarily driven by lower selling margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 4, 2013	% Net Revenues	July 29, 2012	% Net Revenues	August 4, 2013	% Net Revenues	July 29, 2012	% Net Revenues
Selling, general and administrative expenses	$290,838	29.6%	$264,377	30.2%	$561,240	30.0%	$524,320	31.0%

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

Second Quarter of Fiscal 2013 vs. Second Quarter of Fiscal 2012

Selling, general and administrative expenses increased by $26,461,000, or 10.0%, in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Selling, general and administrative expenses as a percentage of net revenues decreased to 29.6% in the second quarter of fiscal 2013 from 30.2% in the second quarter of fiscal 2012. This decrease as a percentage of net revenues was primarily driven by the leverage of employment and advertising costs due to increasing net revenues.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 100 basis points in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012, primarily driven by the leverage of advertising costs due to increasing net revenues.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 10 basis points in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. This decrease was primarily driven by the leverage of employment-related costs due to increasing net revenues, partially offset by an increase in other general expenses.

Year-to-Date 2013 vs. Year-to-Date 2012

Selling, general and administrative expenses for year-to-date 2013 increased by $36,920,000, or 7.0%, compared to year-to-date 2012. Including employee separation charges of $2,932,000, selling, general and administrative expenses as a percentage of net revenues decreased to 30.0% for year-to-date 2013 from 31.0% for year-to-date 2012 (which included employee separation charges of $6,935,000). This decrease as a percentage of net revenues was primarily driven by the leverage of advertising and employment costs due to increasing net revenues, and a reduction in year-over-year employee separation charges.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased 130 basis points for year-to-date 2013 compared to year-to-date 2012, primarily driven by the leverage of advertising costs due to increasing net revenues.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased 50 basis points for year-to-date 2013 compared to year-to-date 2012. This decrease was primarily driven by the leverage of employment-related costs due to increasing net revenues, partially offset by an increase in other general expenses.

INCOME TAXES

The effective tax rate was 37.8% for year-to-date 2013 and 38.1% for year-to-date 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of August 4, 2013, we held $205,364,000 in cash and cash equivalent funds, the majority of which are held in money market funds and interest-bearing demand deposit accounts. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2013, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, stock repurchases, purchases of property and equipment and dividend payments. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to December 22, 2016, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During the thirteen and twenty-six weeks ended August 4, 2013 and July 29, 2012, we had no borrowings under the credit facility, and no amounts were outstanding as of August 4, 2013 or July 29, 2012. However, as of August 4, 2013, $4,970,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Additionally, as of August 4, 2013, we had three unsecured letter of credit reimbursement facilities for a total of $90,000,000, of which an aggregate of $18,530,000 was outstanding. On August 30, 2013, we renewed all three of our letter of credit facilities for an aggregate of $70,000,000, and each of these facilities now matures on August 29, 2014. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title.

We are currently in compliance with all of our financial covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2013. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For year-to-date 2013, net cash provided by operating activities was $64,063,000 compared to $38,736,000 for year-to-date 2012. For year-to-date 2013, net cash provided by operating activities was primarily attributable to an increase in net earnings adjusted for non-cash items and an increase in accounts payable, partially offset by an increase in merchandise inventories and prepaid expenses as well as a decrease in income taxes payable resulting from the timing of payments. This represents an increase in net cash provided, compared to year-to-date 2012, primarily due to an increase in accounts payable resulting from the timing of payments and an increase in adjusted net earnings, partially offset by a decrease in income taxes payable and an increase in both merchandise inventories and prepaid expenses.

Cash Flows from Investing Activities

For year-to-date 2013, net cash used in investing activities was $97,415,000 compared to $70,973,000 for year-to-date 2012, and was primarily attributable to purchases of property and equipment. Net cash used compared to year-to-date 2012 increased primarily due to an increase in purchases of property and equipment.

Cash Flows from Financing Activities

For year-to-date 2013, net cash used in financing activities was $184,315,000 compared to $133,822,000 for year-to-date 2012. For year-to-date 2013, net cash used in financing activities was primarily attributable to our repurchase of common stock and the payment of dividends. Net cash used compared to year-to-date 2012 increased primarily due to an increase in our repurchase of common stock.

Stock Repurchase Program and Dividend

See Note F to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividend, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the second quarter of fiscal 2013, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 3, 2013.

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

Interest Rate Risk

Our line of credit facility is the only instrument we hold with a variable interest rate which could, if drawn upon, subject us to risks associated with changes in that interest rate. As of August 4, 2013, there were no amounts outstanding under our credit facility.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of August 4, 2013, our investments, made primarily in money market funds and interest-bearing demand deposit accounts, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 3% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during year-to-date 2013 or year-to-date 2012. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail stores in Canada and Australia, and our limited operations in Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk and, as such, these exchange rate fluctuations have not been material to us in the past. However, as we continue to expand globally, we are exposed to foreign currency exchange risk related to the transactions of our foreign subsidiaries. To mitigate this risk, in April 2013, we began utilizing foreign currency forward contracts in accordance with our risk management policies (see Note G to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of August 4, 2013, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of August 4, 2013 with respect to shares of common stock we repurchased during the second quarter of fiscal 2013. For additional information, please see Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
May 6, 2013 to June 2, 2013	180,910	$ 55.47	180,910	$ 699,286,505
June 3, 2013 to June 30, 2013	926,852	$ 54.43	926,852	$ 648,838,210
July 1, 2013 to August 4, 2013	506,181	$ 57.98	506,181	$ 619,490,120
Total	1,613,943	$ 55.66	1,613,943	$ 619,490,120

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

Date: September 12, 2013