Form 10-Q
period 2013-11-03
WILLIAMS SONOMA INC
filed 2013-12-12
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2013.

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

As of December 1, 2013, 94,296,474 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 3, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars and shares in thousands, except per share amounts	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Net revenues	$1,051,548	$944,554	$2,921,565	$2,636,451
Cost of goods sold	646,160	576,556	1,813,068	1,624,707
Gross margin	405,388	367,998	1,108,497	1,011,744
Selling, general and administrative expenses	312,894	288,702	874,134	813,022
Operating income	92,494	79,296	234,363	198,722
Interest (income) expense, net	(103)	(173)	(417)	(532)
Earnings before income taxes	92,597	79,469	234,780	199,254
Income taxes	35,878	30,569	89,676	76,258
Net earnings	$56,719	$48,900	$145,104	$122,996
Basic earnings per share	$0.59	$0.50	$1.49	$1.24
Diluted earnings per share	$0.58	$0.49	$1.46	$1.21
Shares used in calculation of earnings per share:
Basic	95,453	98,444	97,080	99,528
Diluted	97,863	100,418	99,075	101,285

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Net earnings	$56,719	$48,900	$145,104	$122,996
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	941	1,325	(3,555)	1,024
Change in fair value of derivative financial instruments	119	0	242	0
Reclassification adjustment for realized gains on derivative financial instruments	(31)	0	(31)	0
Comprehensive income	$57,748	$50,225	$141,760	$124,020

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	November 3, 2013	February 3, 2013	October 28, 2012
ASSETS
Current assets
Cash and cash equivalents	$128,759	$424,555	$262,484
Restricted cash	14,283	16,055	16,049
Accounts receivable, net	74,886	62,985	59,562
Merchandise inventories, net	898,625	640,024	688,437
Prepaid catalog expenses	40,613	37,231	44,452
Prepaid expenses	49,317	26,339	34,370
Deferred income taxes, net	99,003	99,764	91,718
Other assets	11,698	9,819	9,741
Total current assets	1,317,184	1,316,772	1,206,813
Property and equipment, net	843,563	812,037	763,576
Non-current deferred income taxes, net	10,931	12,398	13,691
Other assets, net	54,764	46,472	39,342
Total assets	$2,226,442	$2,187,679	$2,023,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$433,926	$259,162	$236,562
Accrued salaries, benefits and other	110,116	120,632	96,534
Customer deposits	244,609	207,415	208,239
Income taxes payable	2,897	41,849	1,467
Current portion of long-term debt	1,793	1,724	1,753
Other liabilities	36,137	26,345	28,734
Total current liabilities	829,478	657,127	573,289
Deferred rent and lease incentives	165,445	171,198	177,912
Long-term debt	1,968	3,753	3,755
Other long-term obligations	59,506	46,463	50,609
Total liabilities	1,056,397	878,541	805,565
Commitments and contingencies
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	0	0	0
Common stock: $.01 par value; 253,125 shares authorized; 94,379, 97,734 and 98,095 shares issued and outstanding at November 3, 2013, February 3, 2013 and October 28, 2012, respectively	944	977	981
Additional paid-in capital	515,463	503,616	495,938
Retained earnings	646,450	790,912	707,323
Accumulated other comprehensive income	10,289	13,633	13,615
Treasury stock, at cost	(3,101)	0	0
Total stockholders’ equity	1,170,045	1,309,138	1,217,857
Total liabilities and stockholders’ equity	$2,226,442	$2,187,679	$2,023,422

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Dollars in thousands	Thirty-Nine Weeks Ended
	November 3, 2013	October 28, 2012
Cash flows from operating activities:
Net earnings	$ 145,104	$ 122,996
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	111,412	98,653
Loss on sale/disposal of assets	1,737	1,567
Amortization of deferred lease incentives	(19,055)	(19,785)
Deferred income taxes	(10,722)	(8,767)
Tax benefit from exercise of stock-based awards	14,393	14,497
Excess tax benefit from exercise of stock-based awards	(6,617)	(7,399)
Stock-based compensation expense	28,440	22,778
Changes in:
Accounts receivable	(13,498)	(13,045)
Merchandise inventories	(258,876)	(134,545)
Prepaid catalog expenses	(3,382)	(10,157)
Prepaid expenses and other assets	(28,251)	(12,883)
Accounts payable	163,592	4,832
Accrued salaries, benefits and other current and long-term liabilities	12,017	(9,069)
Customer deposits	37,519	17,773
Deferred rent and lease incentives	13,833	15,866
Income taxes payable	(38,971)	(20,929)
Net cash provided by operating activities	148,675	62,383
Cash flows from investing activities:
Purchases of property and equipment	(145,236)	(116,398)
Restricted cash deposits	1,772	(1,317)
Proceeds from insurance reimbursement	1,418	0
Other	45	(231)
Net cash used in investing activities	(142,001)	(117,946)
Cash flows from financing activities:
Repurchase of common stock	(216,369)	(124,293)
Payment of dividends	(82,030)	(66,185)
Repayments of long-term obligations	(1,716)	(1,765)
Proceeds from exercise of stock-based awards	6,541	12,009
Tax withholdings related to stock-based awards	(14,162)	(12,327)
Excess tax benefit from exercise of stock-based awards	6,617	7,399
Other	(42)	(405)
Net cash used in financing activities	(301,161)	(185,567)
Effect of exchange rates on cash and cash equivalents	(1,309)	857
Net decrease in cash and cash equivalents	(295,796)	(240,273)
Cash and cash equivalents at beginning of period	424,555	502,757
Cash and cash equivalents at end of period	$ 128,759	$ 262,484

See Notes to Condensed Consolidated Financial Statements

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirty-Nine Weeks Ended November 3, 2013 and October 28, 2012

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of November 3, 2013 and October 28, 2012, the Condensed Consolidated Statements of Earnings for the thirteen and thirty-nine weeks then ended, the Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks then ended, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks then ended have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Significant intercompany transactions and accounts have been eliminated. The balance sheet as of February 3, 2013, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2013.

The results of operations for the thirteen and thirty-nine weeks ended November 3, 2013 are not necessarily indicative of the operating results of the full year.

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

NOTE B. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 25,760,000 shares. As of November 3, 2013, there were 6,079,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of seven years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date. Option awards and stock awards granted to employees generally vest over a period of four years. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member).

Stock-Based Compensation Expense

We measure and record stock-based compensation expense in our Consolidated Financial Statements for all employee stock-based awards using a fair value method. During the thirteen and thirty-nine weeks ended November 3, 2013, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $9,968,000 and $28,440,000, respectively (including stock-based compensation expense of $1,341,000 for the thirty-nine weeks ended November 3, 2013, associated with the retirement of one of our former brand presidents). During the thirteen and thirty-nine weeks ended October 28, 2012, we recognized total stock-based compensation expense of $7,686,000 and $22,778,000, respectively (including stock-based compensation expense of $3,019,000 for the thirty-nine weeks ended October 28, 2012, associated with the retirement of our former Executive Vice President, Chief Operating and Chief Financial Officer).

Stock Options

The following table summarizes our stock option activity during the thirty-nine weeks ended November 3, 2013:

Shares
Balance at February 3, 2013	428,930
Granted	0
Exercised	(199,442)
Cancelled	(5,000)
Balance at November 3, 2013 (100% vested)	224,488

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the thirty-nine weeks ended November 3, 2013:

Shares
Balance at February 3, 2013	2,527,784
Granted	0
Converted into common stock	(550,635)
Cancelled	(45,727)
Balance at November 3, 2013	1,931,422
Vested at November 3, 2013	1,274,007
Vested plus expected to vest at November 3, 2013	1,704,449

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirty-nine weeks ended November 3, 2013:

Shares
Balance at February 3, 2013	2,772,426
Granted	928,416
Released	(364,198)
Cancelled	(120,291)
Balance at November 3, 2013	3,216,353
Vested plus expected to vest at November 3, 2013	2,189,311

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended November 3, 2013
Basic	$56,719	95,453	$0.59
Effect of dilutive stock-based awards		2,410
Diluted	$56,719	97,863	$0.58
Thirteen weeks ended October 28, 2012
Basic	$48,900	98,444	$0.50
Effect of dilutive stock-based awards		1,974
Diluted	$48,900	100,418	$0.49
Thirty-nine weeks ended November 3, 2013
Basic	$145,104	97,080	$1.49
Effect of dilutive stock-based awards		1,995
Diluted	$145,104	99,075	$1.46
Thirty-nine weeks ended October 28, 2012
Basic	$122,996	99,528	$1.24
Effect of dilutive stock-based awards		1,757
Diluted	$122,996	101,285	$1.21

There were no stock-based awards excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 3, 2013. Stock-based awards of 1,210,000 and 1,604,000 for the thirteen and thirty-nine weeks ended October 28, 2012, respectively, were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

Segment Information

Dollars in thousands	Direct-to- Customer	Retail	Unallocated	Total
Thirteen weeks ended November 3, 2013
Net revenues[1]	$511,874	$539,674	$0	$1,051,548
Depreciation and amortization expense	6,165	19,655	11,760	37,580
Operating income (loss)	117,086	49,300	(73,892)	92,494
Capital expenditures	8,797	26,152	12,510	47,459
Thirteen weeks ended October 28, 2012
Net revenues[1]	$447,115	$497,439	$0	$944,554
Depreciation and amortization expense	5,751	17,937	9,647	33,335
Operating income (loss)	100,769	44,003	(65,476)	79,296
Capital expenditures	7,922	25,861	13,007	46,790
Thirty-nine weeks ended November 3, 2013
Net revenues[1]	$1,408,615	$1,512,950	$0	$2,921,565
Depreciation and amortization expense	19,087	58,407	33,918	111,412
Operating income (loss)	327,518	117,925	(211,080)	234,363
Assets[2]	540,534	1,034,476	651,432	2,226,442
Capital expenditures	28,496	71,302	45,438	145,236
Thirty-nine weeks ended October 28, 2012
Net revenues[1]	$1,235,883	$1,400,568	$0	$2,636,451
Depreciation and amortization expense	17,045	53,493	28,115	98,653
Operating income (loss)	273,947	116,958	(192,183)	198,722
Assets[2]	411,560	970,250	641,612	2,023,422
Capital expenditures	20,680	51,941	43,777	116,398

[1]

Includes net revenues of approximately $51.5 million and $39.4 million for the thirteen weeks ended November 3, 2013 and October 28, 2012, respectively, and $150.0 million and $101.6 million for the thirty-nine weeks ended November 3, 2013 and October 28, 2012, respectively, related to our foreign operations.

[2]	Includes approximately $59.3 million and $31.3 million of long-term assets as of November 3, 2013 and October 28, 2012, respectively, related to our foreign operations.

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

NOTE F. STOCK REPURCHASE PROGRAM AND DIVIDEND

Stock Repurchase Program

In March 2013, we announced that our Board of Directors had authorized a new stock repurchase program to purchase up to $750,000,000 of our common stock, which we intend to execute over a three-year period. During the thirteen weeks ended November 3, 2013, we repurchased 1,527,327 shares of our common stock at an average cost of $55.89 per share and a total cost of approximately $85,363,000. During the thirty-nine weeks ended November 3, 2013, we repurchased 3,942,152 shares of our common stock at an average cost of $54.89 per share and a total cost of approximately $216,369,000.

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

During the thirteen weeks ended October 28, 2012, we repurchased 748,807 shares of our common stock at an average cost of $41.69 per share and a total cost of $31,217,000 under programs previously authorized by our Board of Directors. During the thirty-nine weeks ended October 28, 2012, we repurchased 3,278,078 shares of our common stock at an average cost of $37.92 per share and a total cost of $124,293,000 under programs previously authorized by our Board of Directors.

Dividend

Our cash dividend was $0.31 and $0.22 per common share for the thirteen weeks ended November 3, 2013 and October 28, 2012, respectively. Our cash dividend was $0.93 and $0.66 per common share for the thirty-nine weeks ended November 3, 2013 and October 28, 2012, respectively.

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

The assets or liabilities associated with the derivative instruments are measured at fair value and recorded in either other current assets or other current liabilities, respectively. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on whether the derivative instrument is designated as a hedge and qualifies for hedge accounting in accordance with the Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging. The majority of our foreign currency forward contracts entered into as of November 3, 2013 are designated as cash flow hedges and, therefore, protect us against the variability of forecasted foreign currency cash flows resulting from purchases in non-functional currencies.

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges generally have terms of up to twelve months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions. We record the effective portion of changes in the fair value of our derivative instruments designated as cash flow hedges in other comprehensive income (“OCI”) until the earlier of either the hedged forecasted inventory purchase occurs or the respective contracts reach maturity. Subsequently, as the inventory is sold to the customer, we reclassify the amounts previously recorded in OCI to cost of goods sold. Changes in fair value of the forward contract related to interest charges or “forward points” are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in other income (expense), net. As of November 3, 2013, we had foreign currency forward contracts in place to sell Canadian dollars and buy U.S. dollars totaling $23,800,000, consisting of $18,000,000 designated as cash flow hedges and $5,800,000 no longer designated as cash flow hedges due to the related inventory purchases having occurred. Based on the rates in effect on November 3, 2013, we would expect to reclassify a net gain of approximately $211,000 from OCI to cost of goods sold over the next 12 months.

In addition, as of November 3, 2013, we had non-designated foreign currency forward contracts in place to sell Australian dollars and buy U.S. dollars totaling $7,000,000. These contracts allow us to reduce the exchange rate risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains (losses) related to these contracts are recognized in other income (expense).

There were no foreign currency forward contracts outstanding as of October 28, 2012.

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in other income (expense), net. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and thirty-nine weeks ended November 3, 2013.

The effect of derivative instruments in our Condensed Consolidated Financial Statements, pre-tax, was as follows:

Dollars in thousands	Thirteen Weeks Ended November 3, 2013	Thirty-Nine Weeks Ended November 3, 2013
Net gain recognized in OCI	$119	$242
Net gain reclassified from OCI into cost of goods sold	31	31
Net foreign exchange loss recognized in other income (expense):
Instruments designated as cash flow hedges (a)	(36)	(78)
Instruments not designated or de-designated during the period (b)	(291)	(69)

(a)	Changes in fair value of the forward contract related to interest charges or “forward points”
(b)	Changes in fair value subsequent to de-designation for instruments no longer designated as cash flow hedges, and changes in fair value related to instruments not designated as cash flow hedges

The fair values of our derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 inputs as defined by the fair value hierarchy described in Note H.

Dollars in thousands	Balance sheet location	November 3, 2013
Derivatives designated as hedging instruments:
Cash flow hedge foreign currency forward contracts	Other current assets	$79
Cash flow hedge foreign currency forward contracts	Other current liabilities	0
Total		$79

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$106
Foreign currency forward contracts	Other current liabilities	0
Total		$106

We record all derivative assets and liabilities on a gross basis. They do not meet the balance sheet netting criteria as discussed in ASC 210, Balance Sheet, because we do not have master netting agreements established with our derivative counterparties that would allow for net settlement.

Amounts recorded within accumulated other comprehensive income (“AOCI”) associated with our derivative instruments were as follows:

Dollars in thousands	Thirteen Weeks Ended November 3, 2013	Thirty-Nine Weeks Ended November 3, 2013
AOCI beginning balance amount of gain (loss)	$123	$0
Amounts recognized in OCI before reclassifications	119	242
Amounts reclassified from OCI into cost of goods sold	(31)	(31)
AOCI ending balance amount of gain (loss)	$211	$211

NOTE H. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established by ASC 820, Fair Value Measurement, which defines three levels of inputs that may be used to measure fair value, as follows:

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

Foreign Currency Derivatives and Hedging Instruments

We use the income approach to value our derivatives using observable Level 2 market data at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the assets and liabilities, which include interest rates and credit risk ratings. We use mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rates, forward rates, interest rates and credit derivative market rates.

The counterparties associated with our foreign currency forward contracts are large credit-worthy financial institutions, and the derivatives transacted with these entities are relatively short in duration, therefore, we do not consider counterparty concentration and non-performance to be material risks at this time. Both we and our counterparties are expected to perform under the contractual terms of the instruments. None of the derivative contracts entered into are subject to credit risk-related contingent features or collateral requirements. Our policy is to present the fair value of our foreign currency derivatives on a gross basis in our Balance Sheet as these instruments are not subject to legal right of offset or other netting arrangements with our counterparties.

There were no transfers between Level 1 and Level 2 categories during the thirteen and thirty-nine weeks ended November 3, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: the execution of our strategies; our planned use of cash; our expected operating costs in foreign countries; the seasonality in our business; our compliance with our financial covenants; and our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended February 3, 2013, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm, Williams-Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 595 stores. We currently operate in the U.S., Canada, and Australia and offer international shipping to customers worldwide. Our catalogs reach customers throughout the U.S. and Australia and one of our unaffiliated franchisees operates 27 stores in the Middle East.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended November 3, 2013 (“third quarter of fiscal 2013”), as compared to the thirteen weeks ended October 28, 2012 (“third quarter of fiscal 2012”) and the thirty-nine weeks ended November 3, 2013 (“year-to-date 2013”), as compared to the thirty-nine weeks ended October 28, 2012 (“year-to-date 2012”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Third Quarter of Fiscal 2013 Financial Results

In the third quarter of fiscal 2013, our net revenues increased 11.3% to $1,051,548,000, compared to $944,554,000 in the third quarter of fiscal 2012, including a comparable brand revenue increase of 8.2%. Diluted earnings per share in the third quarter of fiscal 2013 increased to $0.58, versus $0.49 in the third quarter of fiscal 2012, and we returned $115,000,000 to our stockholders through stock repurchases and dividends.

Direct-to-customer net revenues in the third quarter of fiscal 2013 increased $64,759,000, or 14.5%, compared to the third quarter of fiscal 2012, primarily driven by Pottery Barn and West Elm. Direct-to-customer net revenues generated 49% of our total company net revenues in the third quarter of fiscal 2013 compared to 47% in the third quarter of fiscal 2012.

Retail net revenues in the third quarter of fiscal 2013 increased $42,235,000, or 8.5%, compared to the third quarter of fiscal 2012, driven primarily by Pottery Barn and West Elm. Including five net new stores within the third quarter of fiscal 2013, retail leased square footage increased 1.6% from the end of the third quarter of fiscal 2012.

In Pottery Barn, our largest brand, comparable brand revenues increased 8.4% in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, driven by both channels in all key categories. In the Williams-Sonoma brand, comparable brand revenues increased 1.4% in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Our autumnal and Halloween assortments, along with exclusive products from key vendors and our branded products, contributed to this growth. In Pottery Barn Kids, comparable brand revenues grew by 3.9% in the third quarter of fiscal 2013, on top of 10.1% in the third quarter of fiscal 2012. We saw strength in our seasonal business and growth in decorative accessories, furniture and textiles. In West Elm, comparable brand revenues increased 22.2% in the third quarter of fiscal 2013 on top of 13.0% in the third quarter of fiscal 2012. West Elm brand growth continues to be driven by all categories, including furniture, textiles, decorative accessories and lighting. In PBteen, comparable brand revenues increased 16.7% in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, driven by strength in furniture and textiles.

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

The following table summarizes our net revenues for the third quarter of fiscal 2013 and fiscal 2012, and year-to-date 2013 and 2012:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	November 3, 2013	% Total	October 28, 2012	% Total	November 3, 2013	% Total	October 28, 2012	% Total
Direct-to-customer net revenues	$511,874	48.7%	$447,115	47.3%	$1,408,615	48.2%	$1,235,883	46.9%
Retail net revenues	539,674	51.3%	497,439	52.7%	1,512,950	51.8%	1,400,568	53.1%
Net revenues	$1,051,548	100.0%	$944,554	100.0%	$2,921,565	100.0%	$2,636,451	100.0%

Net revenues in the third quarter of fiscal 2013 increased by $106,994,000, or 11.3%, compared to the third quarter of fiscal 2012, with comparable brand revenue growth of 8.2%. This increase was primarily driven by the Pottery Barn and West Elm brands.

Net revenues for year-to-date 2013 increased by $285,114,000 or 10.8%, compared to year-to-date 2012, with comparable brand revenue growth of 8.0%. This increase was primarily driven by the Pottery Barn and West Elm brands.

Comparable Brand Revenue Growth

Comparable brand revenues include retail comparable store sales and direct-to-customer sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Outlet comparable store net revenues are included in their respective brands. Sales related to our international franchised stores have been excluded as these stores are not operated by us. Comparable stores are defined as permanent stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days.

Percentages represent changes in comparable brand revenues compared to the same period in the prior year.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Comparable brand revenue growth (decline)	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Pottery Barn	8.4%	11.1%	8.6%	10.6%
Williams-Sonoma	1.4%	0.8%	0.9%	(1.6%	)
Pottery Barn Kids	3.9%	10.1%	6.2%	4.5%
West Elm	22.2%	13.0%	17.1%	16.6%
PBteen	16.7%	2.0%	16.4%	(0.6%	)
Total	8.2%	8.5%	8.0%	7.2%

DIRECT-TO-CUSTOMER NET REVENUES

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Direct-to-customer net revenues	$511,874	$447,115	$1,408,615	$1,235,883
Direct-to-customer net revenue growth	14.5%	14.7%	14.0%	12.2%

Direct-to-customer net revenues in the third quarter of fiscal 2013 increased $64,759,000, or 14.5%, compared to the third quarter of fiscal 2012, with growth across all brands, primarily led by the Pottery Barn and West Elm brands. Direct-to-customer net revenues generated 49% of our total company net revenues in the third quarter of fiscal 2013 compared to 47% in the third quarter of fiscal 2012.

Direct-to-customer net revenues for year-to-date 2013 increased $172,732,000, or 14.0%, compared to year-to-date 2012, with growth across all brands, primarily led by the Pottery Barn, West Elm, Pottery Barn Kids and PBteen brands.

RETAIL NET REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Retail net revenues	$539,674	$497,439	$1,512,950	$1,400,568
Retail net revenue growth	8.5%	4.2%	8.0%	3.7%
Number of stores - beginning of period	590	579	581	576
Number of new stores	6	7	18	14
Number of new stores due to remodeling[1]	2	3	6	6
Number of permanently closed stores	(1)	(2)	(5)	(5)
Number of closed stores due to remodeling[1]	(2)	(3)	(5)	(7)
Number of stores - end of period	595	584	595	584
Store selling square footage at period-end	3,632,000	3,566,000	3,632,000	3,566,000
Store leased square footage (“LSF”) at period-end	5,908,000	5,813,000	5,908,000	5,813,000

1 Remodeled stores are defined as those stores temporarily closed and subsequently reopened during the year due to square footage expansion, store modification or relocation.

	Store Count					Avg. LSF Per Store
	August 4, 2013	Openings	Closings	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Williams-Sonoma	253	3	-	256	259	6,600	6,600
Pottery Barn	196	1	(1)	196	193	13,800	13,900
Pottery Barn Kids	86	-	(2)	84	83	8,000	8,100
West Elm	51	4	-	55	45	14,300	15,600
Rejuvenation	4	-	-	4	4	13,200	13,200
Total	590	8	(3)	595	584	9,900	10,000

Retail net revenues in the third quarter of fiscal 2013 increased $42,235,000, or 8.5%, compared to the third quarter of fiscal 2012, driven primarily by Pottery Barn and West Elm. Including five net new stores within the third quarter of fiscal 2013, retail leased square footage increased 1.6% from the end of the third quarter of fiscal 2012.

Retail net revenues for year-to-date 2013 increased $112,382,000, or 8.0%, compared to year-to-date 2012, driven primarily by Pottery Barn, West Elm and our international franchise operations, partially offset by a decrease in Williams-Sonoma. Including 14 net new stores for year-to-date 2013, retail leased square footage increased 1.6% from the end of the third quarter of fiscal 2012.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	November 3, 2013	% Net Revenues	October 28, 2012	% Net Revenues	November 3, 2013	% Net Revenues	October 28, 2012	% Net Revenues
Cost of goods sold[1]	$646,160	61.4%	$576,556	61.0%	$1,813,068	62.1%	$1,624,707	61.6%

[1]

Includes total occupancy expenses of $141,892,000 and $130,330,000 for the third quarter of fiscal 2013 and third quarter of fiscal 2012, respectively, and $412,964,000 and $380,009,000 for year-to-date 2013 and year-to-date 2012, respectively.

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

Third Quarter of Fiscal 2013 vs. Third Quarter of Fiscal 2012

Cost of goods sold increased by $69,604,000, or 12.1%, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Cost of goods sold as a percentage of net revenues increased to 61.4% in the third quarter of fiscal 2013 from 61.0% in the third quarter of fiscal 2012. This increase was primarily driven by lower selling margins, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 primarily driven by lower selling margins.

In the retail channel, cost of goods sold as a percentage of net revenues increased in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 primarily driven by lower selling margins.

Year-to-Date 2013 vs. Year-to-Date 2012

Cost of goods sold for year-to-date 2013 increased by $188,361,000, or 11.6%, compared to year-to-date 2012. Cost of goods sold as a percentage of net revenues increased to 62.1% for year-to-date 2013 from 61.6% for year-to-date 2012. This increase was primarily driven by lower selling margins, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased for year-to-date 2013 compared to year-to-date 2012 primarily driven by lower selling margins and an increase in occupancy expenses.

In the retail channel, cost of goods sold as a percentage of net revenues increased for year-to-date 2013 compared to year-to-date 2012 primarily driven by lower selling margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	November 3, 2013	% Net Revenues	October 28, 2012	% Net Revenues	November 3, 2013	% Net Revenues	October 28, 2012	% Net Revenues
Selling, general and administrative expenses	$312,894	29.8%	$288,702	30.6%	$874,134	29.9%	$813,022	30.8%

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

Third Quarter of Fiscal 2013 vs. Third Quarter of Fiscal 2012

Selling, general and administrative expenses increased by $24,192,000, or 8.4%, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Selling, general and administrative expenses as a percentage of net revenues decreased to 29.8% in the third quarter of fiscal 2013 from 30.6% in the third quarter of fiscal 2012. This decrease as a percentage of net revenues was primarily driven by the leverage of advertising and employment costs due to increasing net revenues.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 primarily driven by the leverage of advertising costs due to increasing net revenues, partially offset by an increase in employment costs.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 primarily driven by the leverage of employment costs due to increasing net revenues.

Year-to-Date 2013 vs. Year-to-Date 2012

Selling, general and administrative expenses for year-to-date 2013 increased by $61,112,000, or 7.5%, compared to year-to-date 2012. Including employee separation charges of $2,932,000, selling, general and administrative expenses as a percentage of net revenues decreased to 29.9% for year-to-date 2013 from 30.8% for year-to-date 2012 (which included employee separation charges of $6,935,000). This decrease as a percentage of net revenues was primarily driven by the leverage of advertising and employment costs due to increasing net revenues and a reduction in year-over-year employee separation charges.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased for year-to-date 2013 compared to year-to-date 2012 primarily driven by the leverage of advertising costs due to increasing net revenues.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased for year-to-date 2013 compared to year-to-date 2012 primarily driven by the leverage of employment costs due to increasing net revenues.

INCOME TAXES

The effective tax rate was 38.2% for year-to-date 2013 and 38.3% for year-to-date 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of November 3, 2013, we held $128,759,000 in cash and cash equivalent funds, the majority of which is held in money market funds and interest-bearing demand deposit accounts. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2013, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, stock repurchases, purchases of property and equipment and dividend payments. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to December 22, 2016, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During the thirteen and thirty-nine weeks ended November 3, 2013 and October 28, 2012, we had no borrowings under the credit facility, and no amounts were outstanding as of November 3, 2013 or October 28, 2012. However, as of November 3, 2013, $3,720,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Additionally, as of November 3, 2013, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which an aggregate of $16,347,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2013. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For year-to-date 2013, net cash provided by operating activities was $148,675,000 compared to $62,383,000 for year-to-date 2012. For year-to-date 2013, net cash provided by operating activities was primarily attributable to an increase in net earnings adjusted for non-cash items and an increase in accounts payable resulting from the timing of payments, partially offset by an increase in merchandise inventories. This represents an increase in net cash provided compared to year-to-date 2012 primarily due to an increase in accounts payable resulting from the timing of payments and an increase in adjusted net earnings, partially offset by an increase in merchandise inventories.

Cash Flows from Investing Activities

For year-to-date 2013, net cash used in investing activities was $142,001,000 compared to $117,946,000 for year-to-date 2012, and was primarily attributable to purchases of property and equipment. Net cash used compared to year-to-date 2012 increased primarily due to an increase in purchases of property and equipment.

Cash Flows from Financing Activities

For year-to-date 2013, net cash used in financing activities was $301,161,000 compared to $185,567,000 for year-to-date 2012. For year-to-date 2013, net cash used in financing activities was primarily attributable to repurchases of common stock and the payment of dividends. Net cash used compared to year-to-date 2012 increased primarily due to an increase in repurchases of common stock.

Stock Repurchase Program and Dividend

See Note F to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividend, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2013, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 3, 2013.

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

Interest Rate Risk

Our line of credit facility is the only instrument we hold with a variable interest rate which could, if drawn upon, subject us to risks associated with changes in that interest rate. As of November 3, 2013, there were no amounts outstanding under our credit facility.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of November 3, 2013, our investments, made primarily in money market funds and interest-bearing demand deposit accounts, are stated at cost and approximate their fair values.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of November 3, 2013, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of November 3, 2013 with respect to shares of common stock we repurchased during the third quarter of fiscal 2013. For additional information, please see Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
August 5, 2013 to September 1, 2013	135,561	$ 59.17	135,561	$ 611,468,739
September 2, 2013 to September 29, 2013	851,099	$ 56.32	851,099	$ 563,533,283
September 30, 2013 to November 3, 2013	540,667	$ 54.39	540,667	$ 534,127,370
Total	1,527,327	$ 55.89	1,527,372	$ 534,127,370

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit Description

10.1	Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 30, 2013
10.2	Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 30, 2013
10.3	Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 30, 2013
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie P. Whalen
Julie P. Whalen
Chief Financial Officer

Date: December 12, 2013