Form 10-K
period 2014-02-02
WILLIAMS SONOMA INC
filed 2014-04-03
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended February 2, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of August 4, 2013, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was 5,757,966,000. It is assumed for purposes of this computation that an affiliate includes all persons as of August 4, 2013 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the Williams-Sonoma, Inc. Stock Fund within the registrant’s 401(k) Plan.

As of March 31, 2014, 94,125,832 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, also referred to in this

Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange

Commission, or SEC, have been incorporated in Part III hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the letters to stockholders contained in this Annual Report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation: projections of earnings, revenues or financial items, including future comparable brand revenues, and our ability to achieve new levels of revenues and profitability; statements related to investments in our supply chain and technology; statements related to enhancing stockholder value; statements related to the strength and growth of our business and our brands; statements related to our beliefs about our competitive position, relative performance and our ability to leverage our competitive advantages; statements related to the plans, strategies, initiatives and objectives of management for future operations; statements related to our brands and our products, including our ability to introduce new brands, new products and product lines and bring in new customers; statements related to our belief that our direct-mail catalogs and the Internet act as a cost-efficient means of testing market acceptance of new products and new brands; statements related to our marketing efforts; statements related to our global business, including franchising and other third party arrangements in the Middle East and the Philippines, and our entry into the Australia and United Kingdom markets; statements related to our ability to attract new customers; statements related to our belief regarding our competitive advantages; statements related to the seasonal variations in demand; statements related to our belief in the reasonableness of the steps taken to protect the security and confidentiality of the information we collect; statements related to our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; statements related to our belief in the ultimate resolution of current legal proceedings; statements related to the payment of dividends; statements related to our stock repurchase program; statements related to our planned use of cash in fiscal 2014; statements related to our compliance with financial covenants; statements related to our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations over the next 12 months; statements related to our anticipated investments in the purchase of property and equipment; statements related to our belief regarding the effects of potential losses under our indemnification obligations; statements related to the effects of changes in our inventory reserves; statements related to the impact of new accounting pronouncements; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

WILLIAMS-SONOMA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED FEBRUARY 2, 2014

PART I

ITEM 1. BUSINESS

OVERVIEW

Williams-Sonoma, Inc., incorporated in 1973, is a multi-channel specialty retailer of high quality products for the home.

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

Today, Williams-Sonoma, Inc. is one of the United States’ largest e-commerce retailers with some of the best known and most beloved brands in home furnishings. We currently operate retail stores in the United States, Canada, Puerto Rico, Australia, and the United Kingdom, and franchise our brands to third parties in a number of countries in the Middle East. Our products are also available to customers through our catalogs and online worldwide.

Williams-Sonoma

From the beginning, our namesake brand, Williams-Sonoma, has been bringing people together around food. A leading specialty retailer of high-quality products for the kitchen and home, the brand seeks to provide world-class service and an engaging customer experience. Williams-Sonoma products include everything for cooking, dining and entertaining, including: cookware, tools, electrics, cutlery, tabletop and bar, outdoor, furniture and a vast library of cookbooks.

Pottery Barn

Established in 1949 and acquired by Williams-Sonoma, Inc. in 1986, Pottery Barn is a premier multi-channel home furnishings retailer. The brand was founded on the idea that home furnishings should be exceptional in comfort, quality, style and value. Pottery Barn stores, website, and catalogs are specially designed to make shopping an enjoyable experience, with inspirational lifestyle displays dedicated to every space in the home. Pottery Barn products include furniture, bedding, bathroom accessories, rugs, curtains, lighting, tabletop, outdoor and decorative accessories.

Pottery Barn Kids

Launched in 1999, Pottery Barn Kids serves as an inspirational destination for creating childhood memories by decorating nurseries, bedrooms and play spaces. Pottery Barn Kids offers exclusive, innovative and high-quality products designed specifically for creating magical spaces where children can play, laugh, learn and grow.

West Elm

Since its launch in 2002, West Elm has been helping customers express their personal style at home with authentic, affordable and approachable products. Each season, West Elm’s talented in-house team of designers create a collection that cannot be found anywhere else, and work with artists and independent designers both globally and locally to develop collaborations that are exclusive to the brand. The brand also works closely with organizations that support the development of craft and artisan skills to offer handcrafted and one-of-a-kind discoveries from around the world. West Elm offers a complete assortment of products including furniture, bedding, bathroom accessories, rugs, curtains, lighting, decorative accessories, dinnerware, kitchen essentials, and gifts.

PBteen

Launched in 2003, PBteen is the first home concept to focus exclusively on the teen market. The brand offers a complete line of furniture, bedding, lighting, decorative accents and more for teen bedrooms, dorm rooms, study spaces and lounges. PBteen’s innovative products are specifically designed to help teens create a comfortable and stylish room that reflects their own individual aesthetic.

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

Mark and Graham

Launched in late 2012, Mark and Graham is designed to be a premier destination for personalized gift buying. With over 100 monograms and font types to choose from, a Mark & Graham purchase is uniquely personal. The brand’s product lines include women’s and men’s accessories, small leather goods, jewelry, key item apparel, paper, entertaining and bar, home décor, as well as seasonal items.

DIRECT-TO-CUSTOMER OPERATIONS

As of February 2, 2014, the direct-to-customer segment has seven merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm, Rejuvenation and Mark and Graham) which sell our products through our e-commerce websites and direct-mail catalogs. We offer shipping from many of our brands to countries worldwide, while our catalogs reach customers across the U.S., Australia and the United Kingdom. Of our seven merchandising concepts, the Pottery Barn brand and its extensions continue to be the major source of revenue in the direct-to-customer segment.

The direct-to-customer business complements the retail business by building brand awareness and acting as an effective advertising vehicle. In addition, we believe that our e-commerce websites and our direct-mail catalogs act as a cost-efficient means of testing market acceptance of new products and new brands. Leveraging these insights and our multi-channel positioning, our marketing efforts, including the use of e-commerce advertising and the circulation of catalogs, are targeted toward driving sales to all of our channels, including retail.

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

Detailed financial information about the direct-to-customer segment is found in Note L to our Consolidated Financial Statements.

RETAIL STORES

As of February 2, 2014, the retail segment has five merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation), operating 585 stores comprised of 554 stores in 44 states, Washington, D.C., and Puerto Rico, 25 stores in Canada, 5 stores in Australia and 1 store in the United Kingdom. This represents 248 Williams-Sonoma, 194 Pottery Barn, 81 Pottery Barn Kids, 58 West Elm and 4 Rejuvenation stores.

We also have a multi-year franchise agreement with a third party that currently operates 27 franchised stores in a number of countries in the Middle East. Additionally, in 2013, we entered into a multi-year franchise agreement with a third party which is expected to begin operating stores in the Philippines in 2014.

The retail business complements the direct-to-customer business by building brand awareness and attracting new customers to our brands. Our retail stores serve as billboards for our brands, which we believe inspires our customers to shop online and through our catalogs.

Detailed financial information about the retail segment is found in Note L to our Consolidated Financial Statements.

SUPPLIERS

We purchase our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 5% of our purchases during fiscal 2013. Approximately 64% of our merchandise purchases in fiscal 2013 were foreign-sourced from vendors in 50 countries, predominantly in Asia and Europe, of which approximately 98% were negotiated and paid for in U.S. dollars.

COMPETITION AND SEASONALITY

The specialty retail business is highly competitive. Our specialty retail stores, e-commerce websites and direct-mail catalogs compete with other retail stores, including large department stores, discount retailers, other specialty retailers offering home-centered assortments, other e-commerce websites and other direct-mail catalogs. The substantial sales growth in the direct-to-customer industry within the last decade, particularly in e-commerce, has encouraged the entry of many new competitors and an increase in competition from established companies. In addition, we face increased competition from discount retailers who, in the past, may not have competed with us or to this degree. We compete on the basis of our brand authority, the quality of our merchandise, service to our customers, our proprietary customer list, our e-commerce websites and our marketing capabilities, as well as the location and appearance of our stores. We believe that we compare favorably with many of our current competitors with respect to some or all of these factors.

Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our revenues and net earnings have been realized during the period from October through January, and levels of net revenues and net earnings have typically been lower during the period from February through September. We believe this is the general pattern associated with the retail industry. In anticipation of our holiday selling season, we hire a substantial number of additional temporary employees in our retail stores, customer care centers and distribution centers, and incur significant fixed catalog production and mailing costs.

TRADEMARKS, COPYRIGHTS, PATENTS AND DOMAIN NAMES

We own and/or have applied to register over 80 separate trademarks and service marks. We own and/or have applied to register our key brand names as trademarks in the U.S., Canada and approximately 90 additional jurisdictions. Exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries under license. These marks include our core brand names as well as brand names for selected products and services. The core brand names in particular, including “Williams-Sonoma,” the Williams-Sonoma Grande Cuisine logo, “Pottery Barn,” “pottery barn kids,” “PBteen,” “west elm,” “Williams-Sonoma Home,” “Rejuvenation” and “Mark and Graham” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications, website designs and store designs, among other things, which are also used by our subsidiaries under license. We hold patents on certain product functions and product designs. Patents are generally valid for 14 to 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “pbteen.com,” “westelm.com,” “wshome.com,” “williams-sonomainc.com,” “rejuvenation.com” and “markandgraham.com.” Collectively, the trademarks, copyrights, trade dress rights and domain names that we hold are of material importance to us.

EMPLOYEES

As of February 2, 2014, we had approximately 28,100 employees, of whom approximately 7,800 were full-time. During the fiscal 2013 holiday selling season, we hired approximately 9,100 temporary employees primarily in our retail stores, customer care centers and distribution centers.

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-2736. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Williams-Sonoma, Inc. and other companies that file materials electronically with the SEC. Our annual reports, Forms 10-K, Forms 10-Q, Forms 8-K and proxy and information statements are also available, free of charge, on our website at www.williams-sonomainc.com.

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

The declines in general economic conditions in the past, and the resulting impact on consumer confidence and consumer spending, could adversely impact our results of operations.

Our financial performance is subject to declines in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may deteriorate significantly, and could remain depressed for an extended period of time. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is limited, unemployment rates increase or there is economic uncertainty. An uncertain economic environment, such as the one we experienced during the 2008-2009 downturn, could also cause our vendors to go out of business or our banks to discontinue lending to us or our vendors, or it could cause us to undergo restructurings, any of which would adversely impact our business and operating results.

We are unable to control many of the factors affecting consumer spending, and declines in consumer spending on home furnishings and kitchen products in general could reduce demand for our products.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. In particular, the 2008-2009 economic downturn led to decreased discretionary spending, which adversely impacted our business. In addition, periods of decreased home purchases typically lead to decreased consumer spending on home products. These factors have affected, and may in the future affect, our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

If we are unable to identify and analyze factors affecting our business, anticipate changing consumer preferences and buying trends, and manage our inventory commensurate with customer demand, our sales levels and operating results may decline.

Our success depends, in large part, upon our ability to identify and analyze factors affecting our business and to anticipate and respond in a timely manner to changing merchandise trends and customer demands. For example, in the specialty home products business, style and color trends are constantly evolving. Consumer preferences cannot be predicted with certainty and may change between selling seasons. Changes in customer preferences and buying trends may also affect our brands differently. We must be able to stay current with preferences and trends in our brands and address the customer tastes for each of our target customer demographics. We must also be able to identify and adjust the customer offerings in our brands to cater to customer demands. For example, a change in customer preferences for children’s room furnishings may not correlate to a similar change in buying trends for other home furnishings. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly or may be delayed while we work to fill backorders, and we may be required to mark down certain products to sell the resulting excess inventory or to sell such inventory through our outlet stores or other liquidation channels at prices which are significantly lower than our retail prices, any of which would negatively impact our business and operating results.

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

We may be exposed to cybersecurity risks and costs associated with credit card fraud and identity theft that could cause us to incur unexpected expenses and loss of revenue.

A significant portion of our customer orders are placed through our e-commerce websites or through our customer care centers. In addition, a significant portion of sales made through our retail channel require the collection of certain customer data, such as credit card information. In order for our sales channels to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information and other personal information on our customers, securely over public and private networks. Third parties may have or develop the technology or knowledge to breach, disable, disrupt or interfere with our systems or processes or those of our vendors. Although we take the security of our systems and the privacy of our customers’ confidential information seriously, and we believe we take reasonable steps to protect the security and confidentiality of the information we collect, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. The techniques used to obtain unauthorized access to systems change frequently and are not often recognized until after they have been launched. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our information systems including our e-commerce websites or stores and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation, regulatory investigations and other significant liabilities. Such a breach could also seriously disrupt, slow or hinder our operations and harm our reputation and customer relationships, any of which could harm our business.

In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft. Also, as our business expands globally, we are subject to data privacy and other similar laws in various foreign jurisdictions. If we are the target of a cybersecurity attack resulting in unauthorized disclosure of our customer data, we may be required to undertake costly notification procedures. Compliance with these laws will likely increase the costs of doing business. If we fail to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies, which could harm our business.

If we are unable to effectively manage our e-commerce business, our reputation and operating results may be harmed.

E-commerce has been our fastest growing business over the last several years and continues to be a significant part of our sales success. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control. We must successfully respond to changing consumer preferences and buying trends relating to e-commerce usage. Our success in e-commerce has been strengthened in part by our ability to understand the buying trends of visitors to our websites and to personalize the experience they have with us. We also utilize “interest-based advertising” to target internet users whose behavior indicates they might be interested in our products. Current or future legislation may reduce or restrict our ability to use these techniques, which could reduce the effectiveness of our marketing efforts.

We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce websites, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales or margin in our e-commerce business, as well as damage our reputation and brands.

Our dependence on foreign vendors and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.

In fiscal 2013, we sourced our products from vendors in 50 countries outside of the United States. Approximately 64% of our merchandise purchases were foreign-sourced, predominantly from Asia and Europe. Our dependence on foreign vendors means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Although approximately 98% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, the rising cost of labor in the countries in which our foreign vendors operate has resulted in increases in our costs of doing business. Any further increases in the cost of living in such countries may result in additional increases in our costs or in our foreign vendors going out of business.

We, and our foreign vendors, are also subject to other risks and uncertainties associated with changing economic and political conditions outside of the United States. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), foreign government regulations, employment matters, wars and fears of war, political unrest, natural disasters, regulations to address climate change and other trade restrictions. We cannot predict whether any of the countries in which our raw materials are sourced from, or our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions. In addition, an economic downturn in or failure of foreign markets may result in financial instabilities for our foreign vendors, which may cause our foreign vendors to decrease production, discontinue selling to us, or cease operations altogether. Our global operations in Asia, Australia and Europe could also be affected by changing economic and political conditions in foreign countries, either of which could have a negative effect on our business, financial condition and operating results.

Although we continue to improve our global compliance program, there remains a risk that one or more of our foreign vendors will not adhere to our global compliance standards, such as fair labor standards and the prohibition on child labor. Non-governmental organizations might attempt to create an unfavorable impression of our sourcing practices or the practices of some of our foreign vendors that could harm our image. If either of these events occurs, we could lose customer goodwill and favorable brand recognition, which could negatively affect our business and operating results.

We depend on key third party agents and foreign vendors for timely and effective sourcing of our merchandise, and we may not be able to acquire products in sufficient quantities and at acceptable prices to meet our needs, which would impact our operations and financial results.

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

Any inability to acquire suitable merchandise on acceptable terms or the loss of one or more of our key third party agents or foreign vendors could have a negative effect on our business and operating results because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new third party agents or vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those we currently purchase.

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

Our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an increase in our routine insurance and litigation costs. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a recall, which could damage our reputation and brands, and harm our business. Additionally, changes to the legislative or regulatory framework regarding product safety or quality may subject companies like ours to more product recalls and incur higher recall-related expenses. Any recalls or other safety issues could harm our brands’ images and negatively affect our business and operating results.

Our efforts to expand globally may not be successful and could negatively impact the value of our brands, and our increasing global presence presents additional challenges.

We are currently growing our business and increasing our global presence by opening new stores outside of the United States and by offering shipping globally through a third party vendor. We have limited experience with global sales, understanding consumer preferences and anticipating buying trends in different countries, and marketing to customers overseas. Moreover, global awareness of our brands and our products may not be high. Consequently, we may not be able to successfully compete with established brands in these markets and our global sales may not result in the revenues we anticipate. Also, our products may not be accepted, either due to foreign legal requirements or due to different consumer tastes and trends. If our global growth initiatives are not successful, or if we or any of our third party vendors fail to comply with any applicable regulations or laws, the value of our brands may be harmed and negatively affect our future opportunities for global growth. Further, the administration of our global expansion may divert management attention and require more resources than we expect. In addition, we are exposed to foreign currency exchange rate risk with respect to our operations denominated in currencies other than the U.S. dollar. Our retail stores in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe expose us to market risk associated with foreign currency exchange rate fluctuations. Although we use instruments to hedge certain foreign currency risks, such hedges may not succeed in offsetting all of the impact of foreign currency rate movements and generally only delay the impact of foreign currency rate movements on our business and financial results. Further, because we do not hedge against all of our foreign currency exposure our business will continue to be susceptible to foreign currency fluctuations. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of the transactions that we enter into, the currency exchange rates associated with these exposures, changes in those rates and whether we have entered into foreign currency hedge contracts to offset these exposures. All of these factors could materially impact our results of operations, financial position and cash flows.

In fiscal 2009, we entered into a franchise agreement with an unaffiliated franchisee to operate stores in the Middle East. Under this agreement, our franchisee operates stores that sell goods purchased from us under our brand names. In fiscal 2013, we entered into a franchise agreement with an unaffiliated franchisee to operate stores in the Philippines, beginning in 2014. We continue to seek out and identify new select franchise partnerships for select countries. The effect of these franchise arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new global markets. In addition, certain aspects of our franchise arrangements are not directly within our control, such as the ability of our franchisee to meet its projections regarding store openings and sales. Moreover, while the agreement we have entered into may provide us with certain termination rights, to the extent that our franchisee does not operate its stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with these franchise arrangements, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable regulations or laws could have an adverse effect on our results of operations.

In fiscal 2013, we opened our first company-owned retail stores and launched e-commerce sites outside of North America as part of our overall global expansion strategy. While our global expansion to date has been a small part of our business, we plan to continue to increase the number of stores we open both directly and through our franchise arrangements. Our ability to expand globally is dependent on numerous factors, including the demand for our products in new global markets and the cost of real estate in those markets.

We have limited experience operating on a global basis and our failure to effectively manage the risks and challenges inherent in a global business could adversely affect our business, operating results and financial condition and growth prospects.

We operate several subsidiaries and branch offices throughout Asia, Australia and Europe, which includes managing overseas employees, and plan to continue expanding these overseas operations in the future. We have limited experience operating overseas subsidiaries and managing non-U.S. employees and, as a result, may encounter cultural challenges with local practices and customs that may result in harm to our reputation and the value of our brands. Our global presence exposes us to the laws and regulations of these jurisdictions, including those related to marketing, privacy, data protection and employment. We may be unable to keep current with government requirements as they change from time to time. Our failure to comply with such laws and regulations may harm our reputation, adversely affect our future opportunities for growth and expansion in these countries, and harm our business and operating results.

Moreover, our global operations subject us to a variety of risks and challenges, including:

•	increased management, infrastructure and legal compliance costs;
•	increased financial accounting and reporting requirements and complexities;
•	general economic conditions, changes in diplomatic and trade relationships and political and social instability in each country or region;
•	economic uncertainty around the world;
•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•	compliance with U.S. laws and regulations for foreign operations;
•	dependence on certain third parties, including vendors and other service providers, with whom we do not have extensive experience;
•	fluctuations in foreign currency exchange rates and the related effect on our financial results, and the use of foreign exchange hedging programs to mitigate such risks;
•	growing cash balances in foreign jurisdictions which may be subject to repatriation restrictions;
•	reduced or varied protection for intellectual property rights in some countries and practical difficulties of enforcing such rights abroad; and
•	compliance with the laws of foreign taxing jurisdictions and the overlapping of different tax regimes.

Any of these risks could adversely affect our global operations, reduce our revenues or increase our operating costs, adversely affecting our business, operating results, financial condition and growth prospects. Some of our vendors and our franchisees also have global operations and are subject to the risks described above. Even if we are able to successfully manage the risks of our global operations, our business may be adversely affected if our vendors and franchisees are not able to successfully manage these risks.

In addition, as we continue to expand our global operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. We must ensure that our employees and third party agents comply with these laws. If any of our overseas operations, or our employees or third party agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

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

Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographic surveys regarding the location of consumers in our target market segments. While we believe that the surveys and other relevant information are helpful indicators of suitable store locations, we recognize that these information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, changes in demographics, in the types of merchandise that we sell and in the pricing of our products may reduce the number of suitable store locations. Further, time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays or unexpected cancellations. We may not be able to open new stores or, if opened, operate those stores profitably. Construction and other delays in store openings could have a negative impact on our business and operating results. Additionally, we may not be able to renegotiate the terms of our current leases or close our underperforming stores, either of which could negatively impact our operating results.

Our sales may be negatively impacted by increasing competition from companies with brands or products similar to ours.

The specialty direct-to-customer and retail businesses are highly competitive. Our e-commerce websites, direct mail catalogs and specialty retail stores compete with other e-commerce websites, other direct mail catalogs and other retail stores that market lines of merchandise similar to ours. We compete with national, regional and local businesses that utilize a similar retail store strategy, as well as traditional furniture stores, department stores and specialty stores. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors, new business models, and an increase in competition from established companies. In addition, the decline in the global economic environment has led to increased competition from discount retailers selling similar products at reduced prices. The competitive challenges facing us include:

•	anticipating and quickly responding to changing consumer demands or preferences better than our competitors;
•	maintaining favorable brand recognition and achieving customer perception of value;
•	effectively marketing and competitively pricing our products to consumers in several diverse market segments;
•	effectively managing and controlling our costs;
•	developing new innovative shopping experiences, like mobile and tablet applications that effectively engage today’s digital customers;
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

The success of our business depends, in part, on our ability to timely and effectively deliver merchandise to our stores and customers. In fiscal 2013, we continued to insource furniture delivery hubs in three geographies and further regionalized our retail fulfillment capabilities. If we are unable to effectively manage our inventory levels and responsiveness of our supply chain, including predicting the appropriate levels and type of inventory to stock within each of our distribution centers, our business and operating results may be harmed. Further, we cannot control all of the various factors that might affect our direct-to-customer fulfillment rates and timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from all of our stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to our customers. Accordingly, we are subject to risks, including labor disputes, union organizing activity, inclement weather, natural disasters, the closure of such carriers’ offices or a reduction in operational hours due to an economic slowdown, possible acts of terrorism affecting such carriers’ ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs, and costs associated with any regulations to address climate change. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have been volatile and airline and other transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment costs could negatively affect our business and operating results by increasing our transportation costs and decreasing the efficiency of our shipments.

Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results.

Our direct-to-customer business depends, in part, on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations in our customer care centers and on our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone or network services, power outages, inadequate system capacity, system hardware or software issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, disruptions in our third party labor contracts, natural disasters or adverse weather conditions. Industries that are particularly seasonal, such as the home furnishings business, face a higher risk of harm from operational disruptions during peak sales seasons. These problems could result in a reduction in sales as well as increased selling, general and administrative expenses.

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

Catalog mailings are an important component of our business. Postal rate increases, such as the recent increases that went into effect in the U.S. in 2013 and 2014, affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, which could be changed or discontinued at any time. Further, the U.S. Postal Service may raise rates in the future, which could negatively impact our business. The cost of paper, printing and catalog distribution also impacts our catalog business. We recently consolidated all of our catalog printing work with one printer. Our dependence on one vendor subjects us to various risks if the vendor fails to perform under our agreement. Paper costs have also fluctuated significantly in the past and may continue to fluctuate in the future. Also, consolidation within the paper industry has reduced the number of potential suppliers capable of meeting our paper requirements, and further consolidation could limit our ability in the future to obtain favorable terms including price, custom paper quality, paper quantity, and service. Future increases in postal rates, paper costs or printing costs would have a negative impact on our operating results to the extent that we are unable to offset such increases by raising prices, implementing more efficient printing, mailing, delivery and order fulfillment systems, or through the use of alternative direct-mail formats. In addition, if the performance of our catalogs declines, if we misjudge the correlation between our catalog circulation and net sales, or if our catalog strategy overall does not continue to be successful, our results of operations could be negatively impacted.

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

Our comparable brand revenues have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable brand revenues will continue to fluctuate in the future. In addition, past comparable brand revenues are not necessarily an indication of future results and comparable brand revenues may decrease in the future. Our ability to improve our comparable brand revenue results depends, in large part, on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, effectively driving traffic to our stores, e-commerce websites and direct mail catalogs through marketing and various promotional events, providing an appropriate mix of merchandise for our broad and diverse customer base and using effective pricing strategies. Any failure to meet the comparable brand revenue expectations of investors and securities analysts in one or more future periods could significantly reduce the market price of our common stock.

Our failure to successfully anticipate merchandise returns might have a negative impact on our business.

We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected and reserved for by management, additional sales returns might be recorded in the future. In addition, to the extent that returned merchandise is damaged, we often do not receive full retail value from the resale or liquidation of the merchandise. Further, the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to differ from merchandise return reserves. Any significant increase in merchandise returns that exceeds our reserves could harm our business and operating results.

If we are unable to manage successfully the complexities associated with a multi-channel and multi-brand business, we may suffer declines in our existing business and our ability to attract new business.

With the expansion of our e-commerce business, the development of new brands, acquired brands, and brand extensions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our e-commerce business might cannibalize a significant portion of our retail and catalog businesses, and we face the risk of catalog circulation cannibalizing our retail sales. While we recognize that our e-commerce sales cannot be entirely incremental to sales through our retail and catalog channels, we seek to attract as many new customers as possible to our e-commerce websites. We continually analyze the business results of our channels and the relationships among the channels in an effort to find opportunities to build incremental sales.

If we are unable to introduce new brands and brand extensions successfully, or to reposition or close existing brands, our business and operating results may be negatively impacted.

We have in the past and may in the future introduce new brands and brand extensions, reposition brands, close existing brands, or acquire new brands, especially as we continue to expand globally. Our newest brands and brand extensions — Williams-Sonoma Home, PBteen and Mark and Graham, as well as our acquired brand, Rejuvenation — and any other new brands, may not grow as we project and plan for. The work involved with integrating new brands into our existing systems and operations could be time consuming, require significant amounts of management time and result in the diversion of substantial operational resources. Further, if we devote time and resources to new brands, acquired brands, brand extensions or brand repositioning, and those businesses are not as successful as we planned, then we risk damaging our overall business results or incurring impairment charges to write off existing goodwill associated with previously acquired brands. Alternatively, if our new brands, acquired brands, brand extensions or repositioned brands prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, integrate newly acquired brands, reposition existing brands, or expand our brands globally, in a manner that improves our overall business and operating results and may therefore be forced to close the brands, which may damage our reputation and negatively impact our operating results.

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

We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Insurance costs may increase substantially in the future and may be affected by natural catastrophes, fear of terrorism, financial irregularities, cybersecurity breaches and other fraud at publicly-traded companies, intervention by the government and a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies may go out of business, or may be otherwise unable or unwilling to fulfill their contractual obligations. In addition, for certain types or levels of risk, such as risks associated with natural disasters or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable rates, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured for workers’ compensation, employment practices liability, employee health benefits, and product and general liability claims, among others. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and related expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.

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

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially during holiday selling seasons, and incur other expenses to support new brands and brand extensions and the growth of our existing brands, including the opening of new stores. Alternatively, if we are unable to make substantial adjustments to our cost structure during times of uncertainty, such as the 2008-2009 economic downturn, we may incur unnecessary expenses or we may have inadequate resources to properly run our business, and our business and operating results may be negatively impacted. From time to time, we may also experience union organizing activity in currently non-union facilities, including in our stores. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits and other employment-related lawsuits against retail companies, especially in California. State, federal and global laws and regulations regarding employment change frequently and the ultimate cost of compliance cannot be precisely estimated. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, trade, or health care, could have an adverse impact on our financial condition and results of operations.

We contract with various agencies to provide us with qualified personnel for our workforce. Any negative publicity regarding these agencies, such as in connection with immigration issues or employment practices, could damage our reputation, disrupt our ability to obtain needed labor or result in financial harm to our business, including the potential loss of business-related financial incentives in the jurisdictions where we operate. Although we strive to secure long-term contracts on favorable terms with our service providers and other vendors, we may not be able to avoid unexpected operating cost increases in the future. Further, we incur substantial costs to warehouse and distribute our inventory. In fiscal 2013, we continued to in-source furniture delivery hubs in three geographies and further regionalized our retail fulfillment capabilities. Significant increases in our inventory levels may result in increased warehousing and distribution costs, such as costs related to additional distribution centers, which we may not be able to lease on acceptable terms, if at all. Such increases in inventory levels may also lead to increases in costs associated with inventory that is lost, damaged or aged. Higher than expected costs, particularly if coupled with lower than expected sales, would negatively impact our business and operating results. In addition, in times of economic uncertainty, these long-term contracts may make it difficult to quickly reduce our fixed operating costs, which could negatively impact our business and operating results.

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

In addition, we are in the process of insourcing certain aspects of our business, including the management of certain furniture manufacturing, furniture delivery to our customers and the management of our global vendors, each of which were previously outsourced to third party providers. We may also need to continue to insource other aspects of our business in the future in order to control our costs and to stay competitive. This may cause disruptions in our business and result in increased cost to us. In addition, if we are unable to perform these functions better than, or at least as well as, our third party providers, our business may be harmed.

If our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and analysts, our stock price may decline.

We provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided or the expectations of our investors and analysts, especially in times of economic uncertainty. In the past, when we have reduced our previously provided guidance, the market price of our common stock has declined. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of our investors and analysts or if we reduce our guidance for future periods, the market price of our common stock may decline as well.

A variety of factors, including seasonality and the economic environment, may cause our quarterly operating results to fluctuate, leading to volatility in our stock price.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including changes in economic conditions, shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas, as well as timing shifts due to 53-week fiscal years, which occur approximately every five years. Historically, a significant portion of our revenues and net earnings have typically been realized during the period from October through January each year. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses prior to and during peak selling seasons, particularly October through January, including fixed catalog production and mailing costs and the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce.

We may require funding from external sources, which may cost more than we expect, or not be available at the levels we require and, as a consequence, our expenses and operating results could be negatively affected.

We regularly review and evaluate our liquidity and capital needs. Although we have a growing balance of cash that is held offshore, we currently believe that our available cash, cash equivalents and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs and we might need additional external funding to support our operations. Although we were able to amend our line of credit facility during fiscal 2012 on acceptable terms, in the event we require additional liquidity from our lenders, such funds may not be available to us or may not be available to us on acceptable terms in the future. For example, in the event we were to breach any of our financial covenants, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing credit facility on less favorable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers on terms that are acceptable to us, or at all, as the availability of letter of credit facilities may become limited. Further, the providers of such credit may reallocate the available credit to other borrowers. If we are unable to access credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.

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

In 2013, our Board of Directors authorized a $750,000,000 stock repurchase program, which we intend to execute over a three year period. In addition, in March 2014, we announced that our Board of Directors had authorized an increase in our quarterly cash dividend from $0.31 to $0.33 per common share for an annual cash dividend of $1.32 per share. The stock repurchase program and dividend may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures which could adversely affect our financial performance. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may negatively impact our stock price.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and our investors’ views of us could be harmed.

We have evaluated and tested our internal controls in order to allow management to report on, and our registered independent public accounting firm to attest to, the effectiveness of our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If we are not able to continue to meet the requirements of Section 404 in a timely manner, or with adequate compliance, we would be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. In addition, our internal controls may not prevent or detect all errors and fraud on a timely basis, if at all. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met. If any of the above were to occur, our business and the perception of us in the financial markets could be negatively impacted.

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

Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any one of our key employees leaves, is seriously injured or unable to work, or fails to perform and we are unable to find a qualified replacement, we may be unable to execute our business strategy. We may not be successful in recruiting, retaining and motivating skilled personnel domestically or globally who have the requisite experience to achieve our business goals across the globe.

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

For our store locations, our gross leased store space, as of February 2, 2014, totaled approximately 5,838,000 square feet for 585 stores compared to approximately 5,778,000 square feet for 581 stores as of February 3, 2013.

Leased Properties

The following table summarizes the location and size of our leased distribution centers, corporate facilities and customer care centers occupied as of February 2, 2014:

Location	Occupied Square Footage (Approximate)
Distribution Centers
Olive Branch, Mississippi	2,105,000
South Brunswick, New Jersey	1,854,000
City of Industry, California	1,180,000
Memphis, Tennessee[1]	1,023,000
Claremont, North Carolina	412,000
Other	346,000

Corporate Facilities
Brisbane, California	194,000
New York City, New York	105,000
Portland, Oregon	103,000
San Francisco, California	13,000

Customer Care Centers
Las Vegas, Nevada	36,000
Oklahoma City, Oklahoma	36,000
Other	26,000

[1]	See Note F to our Consolidated Financial Statements for more information.

In February 2014, we entered into an 11 year agreement to lease 822,000 square feet of distribution facility space in Arlington, Texas, which we will begin occupying in fiscal 2014. This square footage is not included in the table above.

In addition to the above contracts, we enter into other agreements for offsite storage needs for our distribution centers and our retail store locations. As of February 2, 2014, the total leased space relating to these properties was not material to us and is not included in the occupied square footage reported above.

Owned Properties

The following table summarizes the location and size of our owned facilities occupied as of February 2, 2014:

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

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The following table sets forth the high and low selling prices of our common stock on the NYSE for the periods indicated:

Fiscal 2013	High	Low
4th Quarter	$60.07	$51.91
3rd Quarter	$61.56	$51.70
2nd Quarter	$60.72	$51.98
1st Quarter	$54.57	$43.63
Fiscal 2012	High	Low
4th Quarter	$48.07	$41.99
3rd Quarter	$48.04	$33.95
2nd Quarter	$40.76	$32.67
1st Quarter	$39.88	$34.34

The closing price of our common stock on the NYSE on March 31, 2014 was $66.64.

STOCKHOLDERS

The number of stockholders of record of our common stock as of March 31, 2014 was 379. This number excludes stockholders whose stock is held in nominee or street name by brokers.

PERFORMANCE GRAPH

This graph compares the cumulative total stockholder return for our common stock with those of the NYSE Composite Index and the S&P Retailing Index, our peer group index. The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends. The graph shows historical stock price performance, including reinvestment of dividends, and is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Among Williams-Sonoma, Inc., the NYSE Composite Index,

and the S&P Retailing Index

	1/30/09	1/31/10	1/30/11	1/29/12	2/3/13	2/2/14
Williams-Sonoma, Inc.	100.00	246.79	428.61	474.49	621.79	770.40
NYSE Composite Index	100.00	136.11	163.09	163.21	190.87	217.50
S&P Retailing Index	100.00	158.09	205.65	239.57	308.25	387.81

* Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indices are re-weighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

DIVIDENDS

In fiscal 2013, fiscal 2012 and fiscal 2011, total cash dividends declared were approximately $121,688,000, or $1.24 per common share, $88,452,000, or $0.88 per common share, and $76,308,000, or $0.73 per common share, respectively. In March 2014, we announced that our Board of Directors had authorized a 6% increase in our quarterly cash dividend, from $0.31 to $0.33 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.

STOCK REPURCHASE PROGRAMS

During fiscal 2013, we repurchased 4,344,962 shares of our common stock at an average cost of $55.07 per share and a total cost of $239,274,000. During fiscal 2012, we repurchased 3,962,034 shares of our common stock at an average cost of $39.14 per share and a total cost of $155,080,000. During fiscal 2011, we repurchased 5,384,036 shares of our common stock at an average cost of $36.11 per share and a total cost of $194,429,000.

The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2013 under our current $750,000,000 stock repurchase program:

Fiscal period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
November 4, 2013	– December 1, 2013	102,569	$55.43	102,569	$528,442,000
December 2, 2013	– December 29, 2013	144,487	$58.59	144,487	$519,977,000
December 30, 2013	– February 2, 2014	155,754	$56.21	155,754	$511,222,000
Total		402,810	$56.86	402,810	$511,222,000

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

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

Dollars and amounts in thousands, except percentages, per share amounts and retail stores data	Fiscal 2013 (52 Weeks)	Fiscal 2012 (53 Weeks)	Fiscal 2011 (52 Weeks)	Fiscal 2010 (52 Weeks)	Fiscal 2009 (52 Weeks)
Results of Operations
Net revenues	$4,387,889	$4,042,870	$3,720,895	$3,504,158	$3,102,704
Net revenue growth (decline)	8.5%	8.7%	6.2%	12.9%	(7.7%	)
Comparable brand revenue growth (decline)[1]	8.8%	6.1%	7.3%	13.9%	(9.3%	)
Gross margin	$1,704,216	$1,592,476	$1,459,856	$1,373,859	$1,103,237
Gross margin as a percent of net revenues	38.8%	39.4%	39.2%	39.2%	35.6%
Operating income[2]	$452,098	$409,163	$381,732	$323,414	$121,442
Operating margin[3]	10.3%	10.1%	10.3%	9.2%	3.9%
Net earnings	$278,902	$256,730	$236,931	$200,227	$77,442
Basic earnings per share	$2.89	$2.59	$2.27	$1.87	$0.73
Diluted earnings per share	$2.82	$2.54	$2.22	$1.83	$0.72
Weighted average basic shares outstanding during the period	96,669	99,266	104,352	106,956	105,763
Weighted average diluted shares outstanding during the period	98,765	101,051	106,582	109,522	107,373
Financial Position
Working capital	$558,007	$659,645	$704,567	$735,878	$616,711
Total assets	$2,336,734	$2,187,679	$2,060,838	$2,131,762	$2,079,169
Return on assets	12.3%	12.0%	11.3%	9.5%	3.9%
Net cash provided by operating activities	$453,769	$364,127	$291,334	$355,989	$490,718
Capital expenditures	$193,953	$205,404	$130,353	$61,906	$72,263
Long-term debt and other long-term obligations	$61,780	$50,216	$52,015	$59,048	$62,792
Stockholders’ equity	$1,256,002	$1,309,138	$1,255,262	$1,258,863	$1,211,595
Stockholders’ equity per share (book value)	$13.35	$13.39	$12.50	$12.00	$11.33
Return on equity	21.7%	20.0%	18.8%	16.2%	6.6%
Annual dividends declared per share	$1.24	$0.88	$0.73	$0.58	$0.48
Direct-to-Customer Net Revenues
Direct-to-customer net revenue growth (decline)	13.1%	14.5%	12.4%	18.6%	(12.5%	)
E-commerce net revenue growth (decline)	17.7%	17.4%	17.9%	26.9%	(8.7%	)
Direct-to-customer net revenues as a percent of net revenues	48.2%	46.2%	43.9%	41.5%	39.5%
E-commerce net revenues as a percent of direct-to-customer net revenues	92.2%	88.6%	86.4%	82.4%	77.0%
Retail Net Revenues
Retail net revenue growth (decline)	4.6%	4.1%	1.8%	9.2%	(4.3%	)
Retail net revenues as a percent of net revenues	51.8%	53.8%	56.1%	58.5%	60.5%
Number of stores at year-end	585	581	576	592	610
Store selling square footage at year-end	3,590,000	3,548,000	3,535,000	3,609,000	3,763,000
Store leased square footage at year-end	5,838,000	5,778,000	5,743,000	5,831,000	6,081,000

[1]

Comparable brand revenue is calculated on a 52-week to 52-week basis, with the exception of fiscal 2012 which was calculated on a 53-week to 53-week basis. See definition of comparable brand revenue within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

[2]	Operating income is defined as earnings before net interest income or expense and income taxes.
[3]	Operating margin is defined as operating income as a percent of net revenues.

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

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended February 2, 2014 (“fiscal 2013”), the 53 weeks ended February 3, 2013 (“fiscal 2012”), and the 52 weeks ended January 29, 2012 (“fiscal 2011”) should be read in conjunction with our Consolidated Financial Statements and notes thereto. All explanations of changes in operational results are discussed in order of magnitude.

OVERVIEW

In fiscal 2013, our net revenues increased 8.5% to $4,387,889,000, compared to $4,042,870,000 in fiscal 2012, with comparable brand revenue growth of 8.8%. This increase was partially offset by the loss of the additional week of net revenues in fiscal 2012, a fifty-three week year. Diluted earnings per share increased to $2.82 in fiscal 2013, versus $2.54 in fiscal 2012, and we returned $350,855,000 to our stockholders through stock repurchases and dividends.

Direct-to-customer net revenues in fiscal 2013 increased by $245,636,000, or 13.1%, compared to fiscal 2012, with growth across all brands, primarily led by Pottery Barn, West Elm, Pottery Barn Kids and PBteen, partially offset by the loss of the additional week of net revenues in fiscal 2012. Direct-to-customer net revenues generated approximately 48% of our total company net revenues in fiscal 2013 versus 46% in fiscal 2012.

Retail net revenues in fiscal 2013 increased by $99,383,000, or 4.6%, compared to fiscal 2012. This increase was primarily driven by Pottery Barn, West Elm and our international franchise operations, partially offset by a decrease in Williams-Sonoma and the loss of the additional week of net revenues in fiscal 2012. Retail leased square footage increased approximately 1% compared to fiscal 2012.

In Pottery Barn, our largest brand, comparable brand revenues increased 10.4% in fiscal 2013, on top of an increase of 8.5% in fiscal 2012. This growth was driven by both channels and in all key categories. In the Williams-Sonoma brand, comparable brand revenues increased 1.5% in fiscal 2013 compared to fiscal 2012. Innovative products and newness, inspirational visual merchandising, a fresh approach to our store experience, and continued strength in our direct channel, as well as growth in the Williams-Sonoma Home collection, drove these results. In Pottery Barn Kids, comparable brand revenues increased 7.8% in fiscal 2013 compared to fiscal 2012. We saw strength in our seasonal and gifting businesses as well as decorative accessories, furniture and textiles. In West Elm, comparable brand revenues grew 17.4% in fiscal 2013, on top of an increase of 17.4% in fiscal 2012. Growth in the brand was broad-based across categories, including furniture, textiles, decorative accessories and lighting. In PBteen, comparable brand revenues increased 14.1% compared to fiscal 2012, driven by strength in textiles and furniture collections.

In fiscal 2013, we made progress against our long-term strategic growth initiatives, including investing in our brands and the supporting infrastructure to ensure sustainable long-term growth, both domestically and worldwide.

As we look to fiscal 2014, we intend to continue to focus on our four key long-term strategies including: strengthening our brands; laying the foundation for global expansion and new business development; investing in our supply chain to reduce cost and improve service; and investing in e-commerce, as well as the technologies and infrastructure underlying all of these initiatives. All of our strategies are ultimately designed with a single-minded focus on our customers. We plan to accomplish these goals by offering innovative, exclusive products, a high touch service model that helps our customers with every step of the process, multi-channel excellence, and an efficient, vertically integrated supply chain.

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

Dollars in thousands	Fiscal 2013 (52 Weeks)	% Total	Fiscal 2012 (53 Weeks)	% Total	Fiscal 2011 (52 Weeks)	% Total
Direct-to-customer net revenues	$2,115,022	48.2%	$1,869,386	46.2%	$1,632,811	43.9%
Retail net revenues	2,272,867	51.8%	2,173,484	53.8%	2,088,084	56.1%
Net revenues	$4,387,889	100.0%	$4,042,870	100.0%	$3,720,895	100.0%

Net revenues in fiscal 2013 increased by $345,019,000, or 8.5%, compared to fiscal 2012, with comparable brand revenue growth of 8.8%. This increase was primarily driven by the Pottery Barn, West Elm and Pottery Barn Kids brands, partially offset by the loss of the additional week of net revenues in fiscal 2012.

Net revenues in fiscal 2012, including the impact of the additional week of net revenues in fiscal 2012, increased by $321,975,000, or 8.7%, compared to fiscal 2011, with comparable brand revenue growth of 6.1%. Increased net revenues during fiscal 2012 were driven by the Pottery Barn, West Elm and Pottery Barn Kids brands.

The following table summarizes our net revenues by brand for fiscal 2013, fiscal 2012 and fiscal 2011.

Dollars in thousands	Fiscal 2013 (52 Weeks)	Fiscal 2012 (53 Weeks)	Fiscal 2011 (52 Weeks)
Pottery Barn	$1,910,978	$1,752,997	$1,600,847
Williams-Sonoma	978,002	980,709	994,425
Pottery Barn Kids	597,628	557,516	521,565
West Elm	531,305	430,099	335,980
PBteen	246,449	220,081	212,270
Other	123,527	101,468	55,808
Total	$4,387,889	$4,042,870	$3,720,895

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

Comparable brand revenue growth (decline)	Fiscal 2013 (52 Weeks)	Fiscal 2012 (53 Weeks)		Fiscal 2011 (52 Weeks)
Pottery Barn	10.4%	8.5%		7.6%
Williams-Sonoma	1.5%	(1.7%	)	(0.3%	)
Pottery Barn Kids	7.8%	5.6%		7.4%
West Elm	17.4%	17.4%		30.3%
PBteen	14.1%	1.7%		7.4%
Total	8.8%	6.1%		7.3%

DIRECT-TO-CUSTOMER NET REVENUES

Dollars in thousands	Fiscal 2013 (52 Weeks)	Fiscal 2012 (53 Weeks)	Fiscal 2011 (52 Weeks)
Direct-to-customer net revenues	$2,115,022	$1,869,386	$1,632,811
Direct-to-customer net revenue growth	13.1%	14.5%	12.4%

Direct-to-customer net revenues in fiscal 2013 increased by $245,636,000, or 13.1%, compared to fiscal 2012, with growth across all brands, primarily led by Pottery Barn, West Elm, Pottery Barn Kids and PBteen, partially offset by the loss of the additional week of net revenues in fiscal 2012.

Direct-to-customer net revenues in fiscal 2012, including the impact of the additional week of net revenues in fiscal 2012, increased by $236,575,000, or 14.5%, compared to fiscal 2011. This increase was driven by growth across all brands, led by Pottery Barn, West Elm, Pottery Barn Kids and Williams-Sonoma.

RETAIL NET REVENUES AND OTHER DATA

Dollars in thousands	Fiscal 2013 (52 Weeks)	Fiscal 2012 (53 Weeks)	Fiscal 2011 (52 Weeks)
Retail net revenues	$2,272,867	$2,173,484	$2,088,084
Retail net revenue growth	4.6%	4.1%	1.8%
Number of stores – beginning of year	581	576	592
Number of new stores	23	21	5
Number of acquired stores[1]	—	—	3
Number of new stores due to remodeling[2]	7	9	10
Number of permanently closed stores	(19)	(16)	(27)
Number of closed stores due to remodeling[2]	(7)	(9)	(7)
Number of stores – end of year[3]	585	581	576
Store selling square footage at year-end	3,590,000	3,548,000	3,535,000
Store leased square footage (“LSF”) at year-end	5,838,000	5,778,000	5,743,000

[1]	On November 1, 2011, we acquired Rejuvenation, Inc.
[2]	Remodeled stores are defined as those stores temporarily closed and subsequently reopened due to square footage expansion, store modification or relocation.
[3]	Included in the fiscal 2013 numbers above are 5 stores in Australia (2 West Elm, 1 Williams-Sonoma, 1 Pottery Barn and 1 Pottery Barn Kids) and 1 West Elm store in the United Kingdom.

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams-Sonoma	248	6,600	253	6,600	259	6,500
Pottery Barn	194	13,800	192	13,900	194	13,800
Pottery Barn Kids	81	7,900	84	8,100	83	8,200
West Elm	58	14,100	48	14,900	37	17,100
Rejuvenation	4	13,200	4	13,200	3	17,200
Total	585	10,000	581	9,900	576	10,000

Retail net revenues in fiscal 2013 increased by $99,383,000, or 4.6%, compared to fiscal 2012. This increase was primarily driven by Pottery Barn, West Elm and our international franchise operations, partially offset by a decrease in Williams-Sonoma and the loss of the additional week of net revenues in fiscal 2012.

Retail net revenues in fiscal 2012, including the impact of the additional week of net revenues in fiscal 2012, increased by $85,400,000, or 4.1%, compared to fiscal 2011. This increase was primarily driven by Pottery Barn and West Elm, partially offset by a decrease in Williams-Sonoma.

COST OF GOODS SOLD

Dollars in thousands	Fiscal 2013 (52 Weeks)	% Net Revenues	Fiscal 2012 (53 Weeks)	% Net Revenues	Fiscal 2011 (52 Weeks)	% Net Revenues
Cost of goods sold[1]	$2,683,673	61.2%	$2,450,394	60.6%	$2,261,039	60.8%

[1]	Includes total occupancy expenses of $561,586,000, $517,300,000 and $500,660,000 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Cost of goods sold includes cost of goods, occupancy expenses and shipping costs. Cost of goods consists of cost of merchandise, inbound freight expenses, freight-to-store expenses and other inventory related costs such as shrinkage, damages and replacements. Occupancy expenses consist of rent, depreciation and other occupancy costs, including common area maintenance, property taxes and utilities. Shipping costs consist of third party delivery services and shipping materials.

Our classification of expenses in cost of goods sold may not be comparable to other public companies, as we do not include non-occupancy related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third party warehouse management and other distribution related administrative expenses, are recorded in selling, general and administrative expenses.

Within our reportable segments, the direct-to-customer channel does not incur freight-to-store or store occupancy expenses, and typically operates with lower markdowns and inventory shrinkage than the retail channel. However, the direct-to-customer channel incurs higher customer shipping, damage and replacement costs than the retail channel.

Fiscal 2013 vs. Fiscal 2012

Cost of goods sold increased by $233,279,000, or 9.5%, in fiscal 2013 compared to fiscal 2012. Cost of goods sold as a percentage of net revenues increased to 61.2% in fiscal 2013 from 60.6% in fiscal 2012. This increase was primarily driven by lower selling margins.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues remained relatively flat in fiscal 2013 compared to fiscal 2012.

In the retail channel, cost of goods sold as a percentage of net revenues increased in fiscal 2013 compared to fiscal 2012 primarily driven by lower selling margins and occupancy deleverage primarily from the capital investments in our business, including the investments in our company-owned global expansion and the loss of revenues from the additional week in fiscal 2012.

Fiscal 2012 vs. Fiscal 2011

Cost of goods sold increased by $189,355,000, or 8.4%, in fiscal 2012 compared to fiscal 2011. Cost of goods sold as a percentage of net revenues decreased to 60.6% in fiscal 2012 from 60.8% in fiscal 2011. This decrease was primarily driven by the leverage of fixed occupancy expenses due to increasing net revenues, partially offset by lower selling margins.

In the direct-to-customer channel, cost of goods sold as a percentage of direct-to-customer net revenues increased in fiscal 2012 compared to fiscal 2011. This increase as a percentage of net revenues was primarily driven by lower selling margins, partially offset by the leverage of fixed occupancy expenses due to increasing net revenues.

In the retail channel, cost of goods sold as a percentage of net revenues decreased in fiscal 2012 compared to fiscal 2011. This decrease as a percentage of net revenues was primarily driven by the leverage of fixed occupancy expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Dollars in thousands	Fiscal 2013 (52 Weeks)	% Net Revenues	Fiscal 2012 (53 Weeks)	% Net Revenues	Fiscal 2011 (52 Weeks)	% Net Revenues
Selling, general and administrative expenses	$1,252,118	28.5%	$1,183,313	29.3%	$1,078,124	29.0%

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

Fiscal 2013 vs. Fiscal 2012

Selling, general and administrative expenses for fiscal 2013 increased by $68,805,000, or 5.8%, compared to fiscal 2012. Including employee separation charges of $2,932,000, selling, general and administrative expenses as a percentage of net revenues decreased to 28.5% for fiscal 2013 from 29.3% for fiscal 2012 (which included employee separation charges of $6,935,000 and asset impairment charges of $6,071,000). This decrease as a percentage of net revenues was primarily driven by greater advertising efficiency due to increasing net revenues, as well as a reduction in year-over-year asset impairment and employee separation charges.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased for fiscal 2013 compared to fiscal 2012 primarily driven by greater advertising efficiency due to increasing net revenues.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased for fiscal 2013 compared to fiscal 2012 primarily driven by a reduction in year-over-year asset impairment charges and the leverage of employment costs due to increasing net revenues.

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

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased in fiscal 2012 compared to fiscal 2011. This decrease was primarily driven by greater advertising efficiency.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased in fiscal 2012 compared to fiscal 2011. This increase was primarily driven by higher employment costs.

INCOME TAXES

Our effective income tax rate was 38.4% for fiscal 2013, 37.4% for fiscal 2012, and 37.9% for fiscal 2011. The increase in the effective income tax rate in fiscal 2013 over fiscal 2012 was primarily driven by certain favorable income tax resolutions and credits in fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of February 2, 2014, we held $330,121,000 in cash and cash equivalent funds, the majority of which is held in money market funds, interest-bearing demand deposit accounts and time deposits, of which $95,942,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2014, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, stock repurchases and dividend payments and purchases of property and equipment. In addition to the current cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to December 22, 2016, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During fiscal 2013 and fiscal 2012, we had no borrowings under the credit facility, and no amounts were outstanding as of February 2, 2014 or February 3, 2013. However, as of February 2, 2014, $3,070,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Additionally, as of February 2, 2014, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which an aggregate of $15,283,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2014. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For fiscal 2013, net cash provided by operating activities was $453,769,000 compared to $364,127,000 in fiscal 2012. For fiscal 2013, net cash provided by operating activities was primarily attributable to an increase in net earnings adjusted for non-cash items and an increase in accounts payable and accrued liabilities, partially offset by an increase in merchandise inventories. This represents an increase in net cash provided compared to fiscal 2012 primarily due to the timing of payments associated with accounts payable and accrued liabilities, partially offset by an increase in inventory purchases.

In fiscal 2012, net cash provided by operating activities was $364,127,000 compared to $291,334,000 in fiscal 2011. Net cash provided by operating activities in fiscal 2012 was primarily attributable to net earnings adjusted for non-cash items and an increase in accounts payable, partially offset by an increase in merchandise inventories. Net cash provided by operating activities in fiscal 2012 increased compared to fiscal 2011 primarily due to the timing of payments associated with accounts payable and accrued salaries, benefits and other expenses, and an increase in income taxes payable and customer deposits, partially offset by an increase in inventory purchases.

Cash Flows from Investing Activities

For fiscal 2013, net cash used in investing activities was $190,624,000 compared to $206,815,000 for fiscal 2012, and was primarily attributable to purchases of property and equipment. Net cash used compared to fiscal 2012 decreased primarily due to a decrease in purchases of property and equipment.

For fiscal 2012, net cash used in investing activities was $206,815,000 compared to $157,704,000 in fiscal 2011, and was primarily attributable to purchases of property and equipment. Net cash used compared to fiscal 2011 increased primarily due to an increase in purchases of property and equipment.

Cash Flows from Financing Activities

For fiscal 2013, net cash used in financing activities was $355,376,000 compared to $236,445,000 in fiscal 2012. For fiscal 2013, net cash used in financing activities was primarily attributable to repurchases of common stock of $239,274,000 and the payment of dividends of $111,581,000. Net cash used compared to fiscal 2012 increased primarily due to increases in repurchases of common stock.

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

Dividends

See section titled Dividends within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Stock Repurchase Programs

See section titled Stock Repurchase Programs within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of February 2, 2014:

	Payments Due by Period[1]
Dollars in thousands	Fiscal 2014	Fiscal 2015 to Fiscal 2017	Fiscal 2018 to Fiscal 2019	Thereafter	Total
Operating leases[2]	$231,660	$564,434	$274,162	$361,343	$ 1,431,599
Purchase obligations[3]	692,279	16,538	10	—	708,827
Memphis-based distribution facilities obligation[4]	1,785	1,968	—	—	3,753
Interest[5]	365	191	—	—	556
Total	$926,089	$583,131	$274,172	$361,343	$ 2,144,735

[1]

This table excludes $13.0 million of liabilities for unrecognized tax benefits associated with uncertain tax positions as we are not able to reasonably estimate when and if cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in the accompanying Consolidated Balance Sheet as of February 2, 2014.

[2]	Projected payments include only those amounts that are fixed and determinable as of the reporting date. See Note E to our Consolidated Financial Statements for discussion of our operating leases.
[3]	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements.
[4]	Represents bond-related debt pertaining to the consolidation of one of our Memphis-based distribution facilities. See Note F to our Consolidated Financial Statements.
[5]	Represents interest expected to be paid on our long-term debt.

Other Contractual Obligations

We have other liabilities reflected in our Consolidated Balance Sheet. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2014, which are included in our current liabilities as of February 2, 2014.

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

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of February 2, 2014:

	Amount of Outstanding Commitment Expiration By Period[1]
Dollars in thousands	Fiscal 2014	Fiscal 2015 to Fiscal 2017	Fiscal 2018 to Fiscal 2019	Thereafter	Total
Letter of credit facilities	$15,283	—	—	—	$15,283
Standby letters of credit	3,070	—	—	—	3,070
Credit facility	—	—	—	—	—
Total	$18,353	—	—	—	$18,353

[1]	See Note C to our Consolidated Financial Statements for discussion of our borrowing arrangements.

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

Merchandise Inventories

Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted average method) or market. To determine if the value of our inventory should be marked down below cost, we consider current and anticipated demand, customer preferences and age of the merchandise. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We reserve for obsolescence based on historical trends, aging reports, specific identification and our estimates of future sales and selling prices.

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

Due to these factors, our obsolescence and shrinkage reserves contain uncertainties. Both estimates include calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on our inventory balances. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on net earnings. As of February 2, 2014 and February 3, 2013, our inventory obsolescence reserves were $10,406,000 and $12,273,000, respectively.

Advertising and Prepaid Catalog Expenses

Advertising expenses consist of media and production costs related to catalog mailings, e-commerce advertising and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement, with the exception of prepaid catalog expenses. Prepaid catalog expenses consist primarily of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of estimated direct-to-customer revenues for the period to the total estimated direct-to-customer revenues over the life of the catalog on an individual catalog basis. Estimated direct-to-customer revenues over the life of the catalog are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated future profitability (net revenues less merchandise cost of goods sold, selling expenses and catalog-related costs) of that catalog. If the estimated future profitability of the catalog is below its carrying amount, the catalog is impaired accordingly.

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

Goodwill

Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. The first step of the impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we estimate the fair value based on the present value of estimated future cash flows. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions such as sales growth, gross margins, employment rates, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, is in excess of its fair value, goodwill may be impaired, and we must perform a second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any. At February 2, 2014 and February 3, 2013, we had goodwill of $18,946,000 and $18,951,000, respectively, included in other non-current assets, primarily related to our fiscal 2011 acquisition of Rejuvenation Inc. We did not recognize any goodwill impairment in fiscal 2013, fiscal 2012 or fiscal 2011.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for employee health benefits, workers’ compensation and product and general liability claims were $21,755,000 and $20,275,000 as of February 2, 2014 and February 3, 2013, respectively, and are recorded within accrued salaries, benefits and other within our Consolidated Balance Sheets.

Stock-Based Compensation

We account for stock-based compensation arrangements by measuring and recognizing compensation expense in our Consolidated Financial Statements for all stock-based awards using a fair value based-method. For stock options and stock-settled stock appreciation rights (“option awards”), fair value is determined using the Black-Scholes valuation model, while restricted stock units are valued using the closing price of our stock on the date prior to the date of grant. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised, converted or cancelled. The fair value of each stock-based award is amortized over the requisite service period. Forfeitures of awards are estimated at the grant date based on historical experience and revised appropriately in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in our Consolidated Financial Statements. We record reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of our earnings in various taxing jurisdictions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include significant deterioration of the U.S. and foreign markets, changes in U.S. interest rates, foreign currency exchange rates, including the devaluation of the U.S. dollar, and the effects of economic uncertainty which may affect the prices we pay our vendors in the foreign countries in which we do business. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

Our line of credit facility is the only instrument we hold with a variable interest rate which could, if drawn upon, subject us to risks associated with changes in that interest rate. As of February 2, 2014, there were no amounts outstanding under our credit facility.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of February 2, 2014, our investments, made primarily in money market funds, interest-bearing demand deposit accounts and time deposits, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 2% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during fiscal 2013 or fiscal 2012. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail stores in Canada, Australia and the United Kingdom, and operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. While the impact of foreign currency exchange rate fluctuations was not significant in fiscal 2013, as we continue to expand globally, the foreign currency exchange risk related to the transactions of our foreign subsidiaries will increase. To mitigate this risk, beginning in April 2013, we began hedging a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note M to our Consolidated Financial Statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

	Fiscal Year Ended
Dollars and shares in thousands, except per share amounts	Feb. 2, 2014 (52 Weeks )	Feb. 3, 2013 (53 Weeks	)	Jan. 29, 2012 (52 Weeks	)
Net revenues	$ 4,387,889	$ 4,042,870		$ 3,720,895
Cost of goods sold	2,683,673	2,450,394		2,261,039
Gross margin	1,704,216	1,592,476		1,459,856
Selling, general and administrative expenses	1,252,118	1,183,313		1,078,124
Operating income	452,098	409,163		381,732
Interest (income) expense, net	(584)	(793)		(98)
Earnings before income taxes	452,682	409,956		381,830
Income taxes	173,780	153,226		144,899
Net earnings	$ 278,902	$ 256,730		$ 236,931
Basic earnings per share	$ 2.89	$ 2.59		$ 2.27
Diluted earnings per share	$ 2.82	$ 2.54		$ 2.22
Shares used in calculation of earnings per share:
Basic	96,669	99,266		104,352
Diluted	98,765	101,051		106,582
See Notes to Consolidated Financial Statements. Williams-Sonoma, Inc. Consolidated Statements of Comprehensive Income
	Fiscal Year Ended
Dollars in thousands	Feb. 2, 2014 (52 Weeks )	Feb. 3, 2013 (53 Weeks	)	Jan. 29, 2012 (52 Weeks	)
Net earnings	$ 278,902	$ 256,730		$ 236,931
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,850)	1,043		(400)
Change in fair value of derivative financial instruments	870	0		0
Reclassification adjustment for realized gains on derivative financial instruments	(129)	0		0
Comprehensive income	$ 271,793	$ 257,773		$ 236,531

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Balance Sheets

Dollars and shares in thousands, except per share amounts	Feb. 2, 2014	Feb. 3, 2013
ASSETS
Current assets
Cash and cash equivalents	$330,121	$424,555
Restricted cash	14,289	16,055
Accounts receivable, net	60,330	62,985
Merchandise inventories, net	813,160	640,024
Prepaid catalog expenses	33,556	37,231
Prepaid expenses	35,309	26,339
Deferred income taxes, net	121,486	99,764
Other assets	10,852	9,819
Total current assets	1,419,103	1,316,772
Property and equipment, net	849,293	812,037
Non-current deferred income taxes, net	13,824	12,398
Other assets, net	54,514	46,472
Total assets	$2,336,734	$2,187,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$404,791	$259,162
Accrued salaries, benefits and other	138,181	120,632
Customer deposits	228,193	207,415
Income taxes payable	49,365	41,849
Current portion of long-term debt	1,785	1,724
Other liabilities	38,781	26,345
Total current liabilities	861,096	657,127
Deferred rent and lease incentives	157,856	171,198
Long-term debt	1,968	3,753
Other long-term obligations	59,812	46,463
Total liabilities	1,080,732	878,541
Commitments and contingencies – See Note J
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	0	0
Common stock: $.01 par value; 253,125 shares authorized;
94,049 and 97,734 shares issued and outstanding at February 2, 2014 and February 3, 2013, respectively	941	977
Additional paid-in capital	522,595	503,616
Retained earnings	729,043	790,912
Accumulated other comprehensive income	6,524	13,633
Treasury stock, at cost	(3,101)	0
Total stockholders’ equity	1,256,002	1,309,138
Total liabilities and stockholders’ equity	$2,336,734	$2,187,679

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Dollars and shares in thousands	Shares	Amount

Balance at January 30, 2011	104,888	$1,049	$466,885	$777,939	$12,990	$—	$1,258,863

Net earnings	—	—	—	236,931	—	—	236,931
Foreign currency translation adjustments	—	—	—	—	(400)	—	(400)
Exercise of stock-based awards and related tax effect	430	4	17,921	—	—	—	17,925
Conversion/release of stock-based awards	517	5	(11,661)	—	—	—	(11,656)
Repurchases of common stock	(5,384)	(53)	(18,757)	(175,619)	—	—	(194,429)
Stock-based compensation expense	—	—	24,332	4	—	—	24,336
Dividends declared	—	—	—	(76,308)	—	—	(76,308)

Balance at January 29, 2012	100,451	1,005	478,720	762,947	12,590	—	1,255,262

Net earnings	—	—	—	256,730	—	—	256,730
Foreign currency translation adjustments	—	—	—	—	1,043	—	1,043
Exercise of stock-based awards and related tax effect	506	5	27,225	—	—	—	27,230
Conversion/release of stock-based awards	739	7	(18,644)	—	—	—	(18,637)
Repurchases of common stock	(3,962)	(40)	(14,741)	(140,299)	—	—	(155,080)
Stock-based compensation expense	—	—	31,056	(14)	—	—	31,042
Dividends declared	—	—	—	(88,452)	—	—	(88,452)

Balance at February 3, 2013	97,734	977	503,616	790,912	13,633	—	1,309,138

Net earnings	—	—	—	278,902	—	—	278,902
Foreign currency translation adjustments	—	—	—	—	(7,850)	—	(7,850)
Change in fair value of derivative instruments	—	—	—	—	741	—	741
Exercise of stock-based awards and related tax effect	201	2	15,339	—	—	—	15,341
Conversion/release of stock-based awards	459	5	(18,101)	—	—	—	(18,096)
Repurchases of common stock	(4,345)	(43)	(17,047)	(219,083)	—	(3,101)	(239,274)
Stock-based compensation expense	—	—	38,788	—	—	—	38,788
Dividends declared	—	—	—	(121,688)	—	—	(121,688)

Balance at February 2, 2014	94,049	$941	$522,595	$729,043	$6,524	$(3,101)	$1,256,002

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
Dollars in thousands	Feb. 2, 2014 (52 Weeks)	Feb. 3, 2013 (53 Weeks)	Jan. 29, 2012 (52 Weeks)
Cash flows from operating activities:
Net earnings	$278,902	$256,730	$236,931
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	149,795	134,453	130,553
Loss on sale/disposal/impairment of assets	2,764	8,388	2,880
Amortization of deferred lease incentives	(25,382)	(26,694)	(27,547)
Deferred income taxes	(28,344)	(9,029)	14,210
Tax benefit from exercise of stock-based awards	8,817	12,725	8,515
Excess tax benefit from exercise of stock-based awards	(8,743)	(12,683)	(8,021)
Stock-based compensation expense	38,788	31,042	24,336
Other	0	0	17
Changes in:
Accounts receivable	786	(16,408)	(4,763)
Merchandise inventories	(174,664)	(85,981)	(34,853)
Prepaid catalog expenses	3,675	(2,937)	2,559
Prepaid expenses and other assets	(13,649)	(12,204)	(2,065)
Accounts payable	135,095	22,461	(21,154)
Accrued salaries, benefits and other current and long-term liabilities	43,635	9,147	(16,030)
Customer deposits	21,578	16,962	(2,242)
Deferred rent and lease incentives	13,238	18,803	7,570
Income taxes payable	7,478	19,352	(19,562)
Net cash provided by operating activities	453,769	364,127	291,334
Cash flows from investing activities:
Purchases of property and equipment	(193,953)	(205,404)	(130,353)
Restricted cash receipts (deposits)	1,766	(1,323)	(2,220)
Acquisition of Rejuvenation Inc., net of cash received	0	0	(25,363)
Other	1,563	(88)	232
Net cash used in investing activities	(190,624)	(206,815)	(157,704)
Cash flows from financing activities:
Repurchase of common stock	(239,274)	(155,080)	(194,429)
Payment of dividends	(111,581)	(87,847)	(68,877)
Tax withholdings related to stock-based awards	(18,096)	(18,637)	(11,656)
Excess tax benefit from exercise of stock-based awards	8,743	12,683	8,021
Net proceeds from exercise of stock-based awards	6,614	14,637	9,614
Repayments of long-term obligations	(1,724)	(1,796)	(1,626)
Other	(58)	(405)	(86)
Net cash used in financing activities	(355,376)	(236,445)	(259,039)
Effect of exchange rates on cash and cash equivalents	(2,203)	931	(237)
Net decrease in cash and cash equivalents	(94,434)	(78,202)	(125,646)
Cash and cash equivalents at beginning of year	424,555	502,757	628,403
Cash and cash equivalents at end of year	$330,121	$424,555	$502,757
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,270	$1,651	$1,952
Income taxes, net of refunds	$186,968	$131,440	$150,657

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

We are a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm, Williams-Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 585 stores. We operate in the U.S., Canada, Australia and the United Kingdom, and ship our products to customers worldwide. In addition, one of our unaffiliated franchisees operates stores in the Middle East.

Intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Sunday closest to January 31, based on a 52 or 53-week year. Fiscal 2013, a 52-week year, ended on February 2, 2014; fiscal 2012, a 53-week year, ended on February 3, 2013; and fiscal 2011, a 52-week year, ended on January 29, 2012.

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

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less. As of February 2, 2014, we were invested primarily in money market funds, interest-bearing demand deposit accounts and time deposits. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.

Restricted Cash

Restricted cash represents deposits held in trusts to secure our liabilities associated with our workers’ compensation and other insurance programs.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card, franchisee and landlord receivables for which collectability is reasonably assured. Other miscellaneous receivables are evaluated for collectability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. Our allowance for doubtful accounts was not material to our financial statements as of February 2, 2014 and February 3, 2013.

Merchandise Inventories

Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted average method) or market. To determine if the value of our inventory should be marked down below cost, we consider current and anticipated demand, customer preferences and age of the merchandise. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We reserve for obsolescence based on historical trends, aging reports, specific identification and our estimates of future sales and selling prices.

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

Due to these factors, our obsolescence and shrinkage reserves contain uncertainties. Both estimates include calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on our inventory balances. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on net earnings. As of February 2, 2014 and February 3, 2013, our inventory obsolescence reserves were $10,406,000 and $12,273,000, respectively.

Advertising and Prepaid Catalog Expenses

Advertising expenses consist of media and production costs related to catalog mailings, e-commerce advertising and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement, with the exception of prepaid catalog expenses. Prepaid catalog expenses consist primarily of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of estimated direct-to-customer revenues for the period to the total estimated direct-to-customer revenues over the life of the catalog on an individual catalog basis. Estimated direct-to-customer revenues over the life of the catalog are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated future profitability (net revenues less merchandise cost of goods sold, selling expenses and catalog-related costs) of that catalog. If the estimated future profitability of the catalog is below its carrying amount, the catalog is impaired accordingly.

Total advertising expenses (including catalog advertising, e-commerce advertising and all other advertising costs) were approximately $325,708,000, $318,338,000 and $301,316,000 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

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

During fiscal 2013 and fiscal 2012 we recorded expense of approximately $561,000 and $6,071,000 associated with asset impairment charges primarily related to retail stores, all of which is recorded within selling, general and administrative expenses.

During fiscal 2011, we recorded expense of approximately $3,194,000 associated with asset impairment and early lease termination charges for underperforming retail stores, substantially all of which is recorded within selling, general and administrative expenses.

Goodwill

Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. The first step of the impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we estimate the fair value based on the present value of estimated future cash flows. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions such as sales growth, gross margins, employment rates, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, is in excess of its fair value, goodwill may be impaired, and we must perform a second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any. At February 2, 2014 and February 3, 2013, we had goodwill of $18,946,000 and $18,951,000, respectively, included in other assets, primarily related to our fiscal 2011 acquisition of Rejuvenation Inc. We did not recognize any goodwill impairment in fiscal 2013, fiscal 2012 or fiscal 2011.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting this estimate include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for employee health benefits, workers’ compensation and product and general liability claims were $21,755,000 and $20,275,000 as of February 2, 2014 and February 3, 2013, respectively, and are recorded within accrued salaries, benefits and other.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt approximate their estimated fair values. We use derivative instruments to hedge against foreign currency exchange rate movements. The assets or liabilities associated with our derivative financial instruments are recorded at fair value in either other current assets or other current liabilities, respectively. The fair value of our derivative instruments is measured using the income approach whereby we use observable market data at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. These observable inputs include spot rates, forward rates, interest rates and credit derivative market rates (refer to Note M for additional information).

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

Sales Returns Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. A summary of activity in our sales returns reserve is as follows:

Dollars in thousands	Fiscal 2013[1] (52 Weeks)	Fiscal 2012[1] (53 Weeks)	Fiscal 2011[1] (52 Weeks)
Balance at beginning of year	$14,397	$14,151	$12,502
Provision for sales returns	293,929	270,156	245,815
Actual sales returns	(292,372)	(269,910)	(244,166)
Balance at end of year	$15,954	$14,397	$14,151

[1]	Amounts are shown net of cost of goods sold.

Vendor Allowances

We receive allowances or credits from certain vendors for volume rebates. We treat such volume rebates as an offset to the cost of the product or services provided at the time the expense is recorded. These allowances and credits received are recorded in both cost of goods sold and in selling, general and administrative expenses.

Cost of Goods Sold

Cost of goods sold includes cost of goods, occupancy expenses and shipping costs. Cost of goods consists of cost of merchandise, inbound freight expenses, freight-to-store expenses and other inventory related costs such as shrinkage, damages and replacements. Occupancy expenses consist of rent, depreciation and other occupancy costs, including common area maintenance, property taxes and utilities. Shipping costs consist of third party delivery services and shipping materials.

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

Foreign Currency Translation

As of February 2, 2014, our retail stores in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe expose us to market risk associated with foreign currency exchange rate fluctuations.

Additionally, some of our foreign operations have a functional currency different than the U.S. dollar, such as those in Canada (Canadian dollar), Europe (euro or British pound) and Australia (Australian dollar). Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income within stockholders’ equity. Gains and losses resulting from foreign currency transactions have not been significant and are included in selling, general and administrative expenses.

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period plus common stock equivalents. Common stock equivalents consist of shares subject to stock-based awards with exercise prices less than or equal to the average market price of our common stock for the period, to the extent their inclusion would be dilutive.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements. We record reserves for our estimates of the additional income tax liability that is more likely than not to result from the ultimate resolution of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We review and update the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.

On an interim basis, we estimate what our effective tax rate will be for the full fiscal year and adjust these estimates throughout the year as necessary. Adjustments to our income tax provision due to changes in our estimated effective tax rate are recorded in the interim period in which the change occurs. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of our earnings in various taxing jurisdictions.

Note B: Property and Equipment

Property and equipment consists of the following:

Dollars in thousands	Feb. 2, 2014	Feb. 3, 2013
Leasehold improvements	$847,351	$812,451
Fixtures and equipment	698,275	643,366
Capitalized software	419,432	366,509
Land and buildings	188,498	180,806
Corporate systems projects in progress [1]	72,693	66,839
Construction in progress [2]	5,519	24,971
Total	2,231,768	2,094,942
Accumulated depreciation	(1,382,475)	(1,282,905)
Property and equipment, net	$849,293	$812,037

[1]

Corporate systems projects in progress as of February 2, 2014 and February 3, 2013 includes approximately $40.1 million and $39.7 million, respectively, for the portion of our new inventory and order management system currently under development and not ready for its intended use.

[2]

Construction in progress is primarily comprised of leasehold improvements and furniture and fixtures related to new, expanded or remodeled retail stores where construction had not been completed as of year-end.

Note C: Borrowing Arrangements

Long-term debt consists of the following:

Dollars in thousands	Feb. 2, 2014	Feb. 3, 2013
Memphis-based distribution facilities obligation	$3,753	$5,388
Capital leases	0	89
Total debt	3,753	5,477
Less current maturities	(1,785)	(1,724)
Total long-term debt	$1,968	$3,753

Memphis-Based Distribution Facilities Obligation

As of February 2, 2014 and February 3, 2013, total debt of $3,753,000 and $5,388,000, respectively, consists entirely of bond-related debt pertaining to the consolidation of one of our Memphis-based distribution facilities due to its related party relationship and our obligation to renew the lease until the bonds are fully repaid (see Note F).

The aggregate maturities of long-term debt at February 2, 2014 were as follows:

Dollars in thousands
Fiscal 2014		$1,785
Fiscal 2015		1,968
Total		$3,753

Credit Facility

We have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to December 22, 2016, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000, to provide for a total of $500,000,000 of unsecured revolving credit. As of February 2, 2014, we were in compliance with our financial covenants under the credit facility and, based on current projections, we expect to remain in compliance throughout fiscal 2014. The credit facility matures on June 22, 2017, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During fiscal 2013 and fiscal 2012, we had no borrowings under the credit facility, and no amounts were outstanding as of February 2, 2014 or February 3, 2013. Additionally, as of February 2, 2014, $3,070,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000, each of which matures on August 29, 2014. The letter of credit facilities contain covenants that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of February 2, 2014, an aggregate of $15,283,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 26, 2015.

Note D: Income Taxes

The components of earnings before income taxes, by tax jurisdiction, are as follows:

	Fiscal Year Ended
Dollars in thousands	Feb. 2, 2014 (52 Weeks)	Feb. 3, 2013 (53 Weeks)	Jan. 29, 2012 (52 Weeks)
United States	$448,764	$401,542	$367,620
Foreign	3,918	8,414	14,210
Total earnings before income taxes	$452,682	$409,956	$381,830
The provision for income taxes consists of the following:
	Fiscal Year Ended
Dollars in thousands	Feb. 2, 2014 (52 Weeks)	Feb. 3, 2013 (53 Weeks)	Jan. 29, 2012 (52 Weeks)
Current
Federal	$173,686	$136,742	$104,370
State	25,748	22,072	22,275
Foreign	2,690	3,441	4,044
Total current	202,124	162,255	130,689
Deferred
Federal	(26,324)	(7,827)	15,650
State	(1,277)	(1,202)	(1,427)
Foreign	(743)	(0)	(13)
Total deferred	(28,344)	(9,029)	14,210
Total provision	$173,780	$153,226	$144,899

We consider the earnings of certain foreign subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. As such, we have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $37,400,000 of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States.

Furthermore, it is currently not practical to estimate the tax liability that might be payable if these foreign earnings were repatriated. Should we decide to repatriate these foreign earnings, we would need to adjust our income tax provision in the period we determine that the earnings will no longer be indefinitely invested outside the United States.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal Year Ended
	Feb. 2, 2014 (52 Weeks)		Feb. 3, 2013 (53 Weeks)		Jan. 29, 2012 (52 Weeks)
Federal income taxes at the statutory rate	35.0%		35.0%		35.0%
State income tax rate	3.7%		3.3%		3.5%
Other	(0.3%	)	(0.9%	)	(0.6%	)
Effective tax rate	38.4%		37.4%		37.9%

Significant components of our deferred tax accounts are as follows:

Dollars in thousands	Feb. 2, 2014	Feb. 3, 2013
Current:
Compensation	$14,378	$9,255
Merchandise inventories	27,337	23,413
Accrued liabilities	26,461	19,462
Customer deposits	58,479	55,321
Prepaid catalog expenses	(12,576)	(13,971)
Other	7,407	6,284
Total current	121,486	99,764
Non-current:
Depreciation	(4,216)	(11,142)
Deferred rent	17,500	16,205
Deferred lease incentives	(33,065)	(29,931)
Stock-based compensation	28,948	23,245
Executive deferral plan	5,699	4,562
Uncertainties	4,378	3,907
Other	(5,420)	5,552
Total non-current	13,824	12,398
Total deferred tax assets, net	$135,310	$112,162

The following table summarizes the activity related to our gross unrecognized tax benefits:

Dollars in thousands	Fiscal 2013 (52 Weeks)	Fiscal 2012 (53 Weeks)	Fiscal 2011 (52 Weeks)
Balance at beginning of year	$8,990	$10,023	$11,619
Increases related to current year tax positions	3,351	2,188	1,329
Increases related to prior years’ tax positions	328	936	379
Decreases related to prior years’ tax positions	(42)	(171)	(370)
Settlements	(170)	(1,069)	(2,070)
Lapses in statute of limitations	(1,692)	(2,917)	(864)
Balance at end of year	$10,765	$8,990	$10,023

As of February 2, 2014, we had $10,765,000 of gross unrecognized tax benefits, of which $7,202,000 would, if recognized, affect the effective tax rate.

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of February 2, 2014 and February 3, 2013, our accruals for the payment of interest and penalties totaled $2,231,000 and $2,508,000, respectively, primarily related to interest.

Due to the potential resolution of state issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of $0 to $2,000,000.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (IRS) had concluded examination of our U.S. federal income tax returns for years prior to fiscal 2011 without any significant adjustments. Substantially all material state, local and foreign income tax examinations have been concluded through fiscal 2001.

Note E: Accounting for Leases

Operating Leases

We lease store locations, distribution centers, customer care centers, corporate facilities and certain equipment for original terms ranging generally from 3 to 22 years. Certain leases contain renewal options for periods up to 20 years. The rental payment requirements in our store leases are typically structured as either: minimum rent; rent based on a percentage of store sales; minimum rent plus additional rent based on a percentage of store sales; or rent based on a percentage of store sales if a specified store sales threshold or contractual obligation of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, such contingent rental payments are recorded as incurred each period and are excluded from our calculation of deferred rent liability.

Total rental expense for all operating leases was as follows:

	Fiscal Year Ended
Dollars in thousands	Feb. 2, 2014 (52 Weeks)	Feb. 3, 2013 (53 Weeks)	Jan. 29, 2012 (52 Weeks)
Rent expense	$201,727	$189,060	$186,346
Contingent rent expense	34,608	35,634	34,390
Rent expense before deferred lease incentive income	236,335	224,694	220,736
Deferred lease incentive income	(25,385)	(26,694)	(27,547)
Less: sublease rental income	(536)	(535)	(382)
Total rent expense[1]	$210,414	$197,465	$192,807

[1]	Excludes all other occupancy-related costs including depreciation, common area maintenance, utilities and property taxes.

The aggregate future minimum annual cash rental payments under non-cancelable operating leases (excluding the Memphis-based distribution facility consolidated by us, see Note F) in effect at February 2, 2014 were as follows:

Dollars in thousands	Lease Commitments[1,2]
Fiscal 2014	$231,660
Fiscal 2015	207,128
Fiscal 2016	191,569
Fiscal 2017	165,737
Fiscal 2018	146,473
Thereafter	489,032
Total	$1,431,599

[1]	Represents future projected cash payments and, therefore, is not necessarily representative of future expected rental expense.
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

Note F: Memphis-Based Distribution Facilities

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of the estate of W. Howard Lester (“Mr. Lester”), our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan (“Mr. McMahan”), a former Director Emeritus and significant stockholder. Partnership 1 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties. The terms of the lease automatically renewed until the bonds that financed the construction of the facility were fully repaid in December 2010, at which time we continued to rent the facility on a month-to-month basis. We subsequently agreed to lease the facilities from Partnership 1 through February 2014, at which time the lease was terminated. We made annual rental payments in fiscal 2013, fiscal 2012 and fiscal 2011 of approximately $618,000.

Our other Memphis-based distribution facility includes an operating lease entered into in August 1990 for another distribution facility that is adjoined to the Partnership 1 facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 2”) comprised of the estate of Mr. Lester, the estate of Mr. McMahan and two unrelated parties. Partnership 2 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties. The term of the lease automatically renews on an annual basis until the bonds that financed the construction of the facility are fully repaid in August 2015. As of February 2, 2014, $3,753,000 was outstanding under the Partnership 2 bonds. We made annual rental payments of approximately $2,448,000, $2,473,000 and $2,516,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

As of February 2, 2014, Partnership 2 qualifies as a variable interest entity and is consolidated by us due to its related party relationship and our obligation to renew the lease until the bonds are fully repaid. As such, as of February 2, 2014, our Consolidated Balance Sheet includes $11,097,000 in assets (primarily buildings), $3,753,000 in debt and $7,344,000 in other long-term liabilities related to the consolidation of the Partnership 2 distribution facility.

Note G: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
2013 (52 Weeks)
Basic	$278,902	96,669	$2.89
Effect of dilutive stock-based awards		2,096
Diluted	$278,902	98,765	$2.82
2012 (53 Weeks)
Basic	$256,730	99,266	$2.59
Effect of dilutive stock-based awards		1,785
Diluted	$256,730	101,051	$2.54
2011 (52 Weeks)
Basic	$236,931	104,352	$2.27
Effect of dilutive stock-based awards		2,230
Diluted	$236,931	106,582	$2.22

There were no stock-based awards excluded from the computation of diluted earnings per share in fiscal 2013. Stock-based awards of 1,313,000 and 1,743,000 in fiscal 2012 and fiscal 2011, respectively, were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

Note H: Stock-Based Compensation

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units, deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 25,760,000 shares. As of February 2, 2014, there were approximately 6,164,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of seven years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date. Option awards and stock awards granted to employees generally vest over a period of four years. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises or releases will be primarily funded with the issuance of new shares.

Stock-Based Compensation Expense

We measure and record stock-based compensation expense for all employee stock-based awards using a fair value method. During fiscal 2013, fiscal 2012 and fiscal 2011, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $38,788,000 (including stock-based compensation expense of $1,341,000 associated with the retirement of one of our former brand presidents), $31,042,000 (including stock-based compensation expense of $3,019,000 associated with the retirement of our former Executive Vice President, Chief Operating and Chief Financial Officer), and $24,336,000, respectively. As of February 2, 2014, there was $45,663,000 of unrecognized stock-based compensation expense (net of estimated forfeitures), which we expect to recognize on a straight-line basis over a weighted average remaining service period of approximately two years. At each reporting period, all compensation expense attributable to vested awards has been fully recognized.

Stock Options

The following table summarizes our stock option activity during fiscal 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance at February 3, 2013 (100% vested)	428,930	$35.07
Granted	0	0
Exercised	(201,442)	32.83
Cancelled	(5,000)	34.94
Balance at February 2, 2014 (100% vested)	222,488	$37.11	1.39	$3,874,000

[1]

Intrinsic value for outstanding and vested options is based on the excess, if any, of the market value of our common stock on the last business day of the fiscal year (or $54.52) over the exercise price.

No stock options were granted in fiscal 2013, fiscal 2012 or fiscal 2011. The total intrinsic value of stock options exercised was $3,834,000 for fiscal 2013, $5,497,000 for fiscal 2012, and $7,343,000 for fiscal 2011. Intrinsic value for options exercised is based on the excess of the market value over the exercise price on the date of exercise.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the grant date and the conversion date for the number of shares converted.

The following table summarizes our stock-settled stock appreciation right activity during fiscal 2013:

	Shares	Weighted Average Conversion Price[1]	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[2]
Balance at February 3, 2013	2,527,784	$28.21
Granted	0	0
Converted into common stock	(613,199)	24.22
Cancelled	(54,823)	39.61
Balance at February 2, 2014	1,859,762	$29.19	4.37	$47,114,000
Vested at February 2, 2014	1,222,394	$23.91	4.37	$37,412,000
Vested plus expected to vest at February 2, 2014	1,639,947	$27.72	4.39	$43,958,000

[1]	Conversion price is equal to the market value on the date of grant.
[2]	Intrinsic value for outstanding and vested rights is based on the excess of the market value of our common stock on the last business day of the fiscal year (or $54.52) over the conversion price.

The following table summarizes additional information about stock-settled stock appreciation rights:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Weighted average grant date fair value per share of awards granted	$0.00	$0.00	$14.27
Intrinsic value of awards converted into common stock [1]	$18,046,000	$31,569,000	$18,969,000

[1]	Intrinsic value for conversions is based on the excess of the market value over the conversion price on the date of the conversion.

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

•	Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates our expected term.

•	Dividend yield – The dividend yield is based on our quarterly cash dividend and the anticipated dividend payout over our expected term.

No option awards were granted in fiscal 2013 and fiscal 2012. The weighted average assumptions used for fiscal 2011 are as follows:

Fiscal 2011
Expected term (years)	5.0
Expected volatility	46.6%
Risk-free interest rate	2.2%
Dividend yield	2.3%

Restricted Stock Units

The following table summarizes our restricted stock unit activity during fiscal 2013:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance at February 3, 2013	2,772,426	$34.61
Granted	959,160	53.59
Released	(460,700)	34.57
Cancelled	(191,235)	41.28
Balance at February 2, 2014	3,079,651	$40.11	1.93	$167,903,000
Vested plus expected to vest at February 2, 2014	2,105,508	$39.99	1.90	$114,792,000

[1]	Intrinsic value for outstanding and unvested restricted stock units is based on the market value of our common stock on the last business day of the fiscal year (or $54.52).

The following table summarizes additional information about restricted stock units:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Weighted average grant date fair value per share of awards granted	$53.59	$37.94	$39.27
Intrinsic value of awards released [1]	$24,568,000	$16,730,000	$12,865,000

[1]	Intrinsic value for releases is based on the market value on the date of release.

Tax Effect

We present tax benefits resulting from the exercise of stock-based awards as operating cash flows in our Consolidated Statements of Cash Flows. Tax deductions in excess of the cumulative compensation cost recognized for stock-based awards exercised are presented as a financing cash inflow and an operating cash outflow. During fiscal 2013, fiscal 2012 and fiscal 2011, net proceeds from the exercise of stock-based awards was $6,614,000, $14,637,000 and $9,614,000, respectively, and the current tax benefit associated with such exercises totaled $17,940,000, $21,477,000 and $15,078,000, respectively.

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

Stock Fund. The profit sharing and ESOP components of the 401(k) Plan are considered a single plan under Code section 414(l). Our contributions to the plan were $5,538,000, $5,517,000 and $4,862,000 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management and other certain highly compensated employees. In January 2010 all employee salary and bonus deferrals into the plan were suspended, however, beginning January 2013 salary and bonus deferrals were reinstated into the plan for all eligible employees. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. As of February 2, 2014 and February 3, 2013, $15,190,000 and $12,148,000, respectively, is included in other long-term obligations related to these deferred compensation liabilities. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $16,652,000 and $14,137,000 as of February 2, 2014 and February 3, 2013, respectively, and is included in other assets, net.

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

Note K: Stock Repurchase Programs and Dividends

During fiscal 2013, we repurchased 4,344,962 shares of our common stock at an average cost of $55.07 per share and a total cost of approximately $239,274,000 under our current $750,000,000 stock repurchase program. As of February 2, 2014, we held treasury stock of $3,101,000 which represents the cost of shares available for issuance in certain foreign jurisdictions as a result of future stock award exercises or releases.

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

Dividends

In March 2014, we announced that our Board of Directors had authorized a 6% increase in our quarterly cash dividend, from $0.31 to $0.33 per common share, subject to capital availability. Total cash dividends declared in fiscal 2013, fiscal 2012 and fiscal 2011, were approximately $121,688,000, or $1.24 per common share,

$88,452,000, or $0.88 per common share, and $76,308,000, or $0.73 per common share, respectively. Our quarterly cash dividend may be limited or terminated at any time.

Note L: Segment Reporting

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

We use operating income to evaluate segment profitability. Operating income is defined as earnings (loss) before net interest income or expense and income taxes. Unallocated costs before interest and income taxes include corporate employee-related costs, occupancy expenses (including depreciation expense), administrative costs and third party service costs, primarily in our corporate administrative and systems departments. Unallocated assets include corporate cash and cash equivalents, deferred income taxes, the net book value of corporate facilities and related information systems, and other corporate long-lived assets.

Income tax information by reportable segment has not been included as income taxes are calculated at a company-wide level and are not allocated to each reportable segment.

Segment Information

Dollars in thousands	Direct-to- Customer	Retail	Unallocated	Total
2013 (52 Weeks)
Net revenues[1]	$2,115,022	$2,272,867	$0	$4,387,889
Depreciation and amortization expense	25,588	78,423	45,784	149,795
Operating income	502,143	248,894	(298,939)	452,098
Assets[2]	517,086	975,994	843,654	2,336,734
Capital expenditures	38,195	89,331	66,427	193,953
2012 (53 Weeks)
Net revenues[1]	$1,869,386	$2,173,484	$0	$4,042,870
Depreciation and amortization expense	23,164	72,994	38,295	134,453
Operating income	418,836	262,899	(272,572)	409,163
Assets[2]	397,285	939,672	850,722	2,187,679
Capital expenditures	30,585	86,776	88,043	205,404
2011 (52 Weeks)
Net revenues[1]	$1,632,811	$2,088,084	$0	$3,720,895
Depreciation and amortization expense	19,626	76,914	34,013	130,553
Operating income	359,596	263,776	(241,640)	381,732
Assets[2]	340,573	859,879	860,386	2,060,838
Capital expenditures	27,451	51,546	51,356	130,353

[1]	Includes net revenues of approximately $215.5 million, $166.6 million and $140.1 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, related to our foreign operations.
[2]	Includes long-term assets of approximately $61.4 million, $42.6 million and $24.1 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, related to our foreign operations.

Note M: Derivative Financial Instruments

Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to foreign currency exchange rate fluctuations. However, we are exposed to foreign currency exchange risk related to the transactions of our foreign subsidiaries. While the impact of foreign currency exchange rate fluctuations was not significant in fiscal 2013, as we continue to expand globally, the foreign currency exchange risk related to the transactions of our foreign subsidiaries will increase. To mitigate this risk, in April 2013, we began hedging a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes.

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

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges generally have terms of up to 12 months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions. We record the effective portion of changes in the fair value of our derivative instruments designated as cash flow hedges in other comprehensive income (“OCI”) until the earlier of either the hedged forecasted inventory purchase occurs or the respective contracts reach maturity. Subsequently, as the inventory is sold to the customer, we reclassify the amounts previously recorded in OCI to cost of goods sold. Changes in fair value of the forward contract related to interest charges or “forward points” are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in other income (expense), net. As of February 2, 2014, we had foreign currency forward contracts in place to sell Canadian dollars and buy U.S. dollars totaling $20,000,000, consisting of $16,500,000 designated as cash flow hedges and $3,500,000 no longer designated as cash flow hedges due to the related inventory purchases having occurred. Based on the rates in effect as of February 2, 2014, we would expect to reclassify a net gain of approximately $741,000 from OCI to cost of goods sold over the next 12 months.

In addition, as of February 2, 2014, we had non-designated foreign currency forward contracts in place to sell Australian dollars and buy U.S. dollars totaling $5,500,000. These contracts allow us to reduce the exchange rate risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains (losses) related to these contracts are recognized in other income (expense), net.

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in other income (expense), net. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all cash flow hedges were deemed effective for assessment purposes as of February 2, 2014.

The effect of derivative instruments in our Consolidated Financial Statements was as follows:

Dollars in thousands	Fiscal 2013 (52 Weeks)
Net gain recognized in OCI	$870
Net gain reclassified from OCI into cost of goods sold	129
Net foreign exchange loss recognized in other income (expense):
Instruments designated as cash flow hedges(a)	(109)
Instruments not designated or de-designated during the period(b)	906

(a)	Changes in fair value of the forward contract related to interest charges or “forward points.”
(b)	Changes in fair value subsequent to de-designation for instruments no longer designated as cash flow hedges, and changes in fair value related to instruments not designated as cash flow hedges.

The fair values of our derivative financial instruments are presented below. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note N.

Dollars in thousands	Balance sheet location	Feb. 2, 2014
Derivatives designated as hedging instruments:
Cash flow hedge foreign currency forward contracts	Other current assets	$485
Cash flow hedge foreign currency forward contracts	Other current liabilities	0
Total		$485
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$222
Foreign currency forward contracts	Other current liabilities	(40)
Total		$182

We record all derivative assets and liabilities on a gross basis. They do not meet the balance sheet netting criteria as discussed in ASC 210, Balance Sheet, because we do not have master netting agreements established with our derivative counterparties that would allow for net settlement.

Amounts recorded within accumulated other comprehensive income (“AOCI”) associated with our derivative instruments were as follows:

Dollars in thousands	Fiscal 2013 (52 Weeks)
AOCI beginning balance amount of gain (loss)	$0
Amounts recognized in OCI before reclassifications	870
Amounts reclassified from OCI into cost of goods sold	(129)
AOCI ending balance amount of gain (loss)	$741

Note N: Fair Value Measurements

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

The counterparties associated with our foreign currency forward contracts are large credit-worthy financial institutions, and the derivatives transacted with these entities are relatively short in duration, therefore, we do not consider counterparty concentration and non-performance to be material risks at this time. Both we and our counterparties are expected to perform under the contractual terms of the instruments. None of the derivative contracts entered into are subject to credit risk-related contingent features or collateral requirements. Our policy is to present the fair value of our foreign currency derivatives on a gross basis in our Consolidated Balance Sheet as these instruments are not subject to legal right of offset or other netting arrangements with our counterparties.

There were no transfers of assets or liabilities between Level 1 and Level 2 categories during fiscal 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Williams-Sonoma, Inc.:

We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of February 2, 2014 and February 3, 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2014. We also have audited the Company’s internal control over financial reporting as of February 2, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of February 2, 2014 and February 3, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

April 3, 2014

Quarterly Financial Information (Unaudited)

Dollars in thousands, except per share amounts
Fiscal 2013 (52 Weeks)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Full Year
Net revenues	$887,808	$982,209	$1,051,548	$1,466,324		$4,387,889
Gross margin	334,185	368,924	405,388	595,719		1,704,216
Operating income[1]	63,783	78,086	92,494	217,735		452,098
Net earnings	39,466	48,919	56,719	133,798		278,902
Basic earnings per share[2]	$ 0.40	$0.50	$0.59	$1.42		$2.89
Diluted earnings per share[2]	$ 0.40	$0.49	$0.58	$1.38		$2.82
Fiscal 2012 (53 Weeks)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	[3]	Full Year
Net revenues	$817,614	$874,283	$944,554	$1,406,419		$4,042,870
Gross margin	309,266	334,480	367,998	580,732		1,592,476
Operating income[1]	49,323	70,103	79,296	210,441		409,163
Net earnings	30,716	43,380	48,900	133,734		256,730
Basic earnings per share[2]	$ 0.31	$0.44	$0.50	$1.36		$2.59
Diluted earnings per share[2]	$ 0.30	$0.43	$0.49	$1.34		$2.54

[1]	Operating income is defined as earnings before net interest income or expense and income taxes.
[2]

Due to differences between quarterly and full year weighted average share count calculations, and the effect of quarterly rounding to the nearest cent per share, full year earnings per share may not equal the sum of the quarters.

[3]	Our fourth quarter of fiscal 2012 included 14 weeks.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 2, 2014, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of February 2, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment using those criteria, our management concluded that, as of February 2, 2014, our internal control over financial reporting is effective.

Our independent registered public accounting firm audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting. Their audit report appears on pages 59-60 of this Annual Report on Form 10-K.

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

Information required by this Item is incorporated by reference herein to information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Audit and Finance Committee Report,” “Corporate Governance—Corporate Governance Guidelines and Code of Business Conduct and Ethics,” “Corporate Governance—Audit and Finance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference herein to information under the headings “Corporate Governance—Compensation Committee,” “Corporate Governance—Director Compensation,” and “Executive Compensation” in our Proxy Statement.

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

Information required by this Item is incorporated by reference herein to information under the headings “Audit and Finance Committee Report” and “Proposal 3—Ratification of Selection of Independent Registered Public Accounting Firm—Deloitte Fees and Services” in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The following Consolidated Financial Statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 7:

Consolidated Statements of Earnings for the fiscal years ended February 2, 2014, February 3, 2013 and January 29, 2012

Consolidated Statements of Comprehensive Income for the fiscal years ended February 2, 2014, February 3, 2013 and January 29, 2012

Consolidated Balance Sheets as of February 2, 2014 and February 3, 2013

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2014, February 3, 2013 and January 29, 2012

Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2014, February 3, 2013 and January 29, 2012

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Information

(a)(2)	Financial Statement Schedules: Schedules have been omitted because they are not required or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.

(a)(3)	Exhibits: See Exhibit Index on pages 66 through 71.

(b)	Exhibits: See Exhibit Index on pages 66 through 71.

(c)	Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS-SONOMA, INC.

Date: April 3, 2014	By	/s/ LAURA J. ALBER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 3, 2014	/s/ ADRIAN D.P. BELLAMY
Adrian D.P. Bellamy
Chairman of the Board of Directors

Date: April 3, 2014	/s/ LAURA J. ALBER
Laura J. Alber
Chief Executive Officer
(principal executive officer)

Date: April 3, 2014	/s/ JULIE P. WHALEN
Julie P. Whalen
Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: April 3, 2014	/s/ ROSE MARIE BRAVO
Rose Marie Bravo
Director

Date: April 3, 2014	/s/ MARY ANN CASATI
Mary Ann Casati
Director

Date: April 3, 2014	/s/ PATRICK J. CONNOLLY
Patrick J. Connolly
Director

Date: April 3, 2014	/s/ ADRIAN T. DILLON
Adrian T. Dillon
Director

Date: April 3, 2014	/s/ ANTHONY A. GREENER
Anthony A. Greener
Director

Date: April 3, 2014	/s/ TED W. HALL
Ted W. Hall
Director

Date: April 3, 2014	/s/ MICHAEL R. LYNCH
Michael R. Lynch
Director

Date: April 3, 2014	/s/ LORRAINE TWOHILL
Lorraine Twohill
Director

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE

FISCAL YEAR ENDED FEBRUARY 2, 2014

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT LIQUIDATION OR SUCCESSION

2.1	Agreement and Plan of Merger of Williams-Sonoma, Inc., a Delaware corporation, and Williams-Sonoma, Inc., a California Corporation, dated May 25, 2011 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

ARTICLES OF INCORPORATION AND BYLAWS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

FINANCING AGREEMENTS

10.1	Fifth Amended and Restated Credit Agreement, dated September 23, 2010, between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent, JPMorgan Chase Bank, N.A. and U.S. Bank, National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2010 as filed with the Commission on December 10, 2010, File No. 001-14077)

10.2	Second Amendment to Fifth Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, the lenders party thereto, and certain subsidiaries of the Company as guarantors, dated June 22, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2012 as filed with the Commission on September 7, 2012, File No. 001-14077)

10.3	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Bank of America, N.A., dated as of August 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2013 as filed with the Commission on December 12, 1013, File No. 001-14077)

10.4	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Wells Fargo Bank, N.A., dated as of August 30, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.5	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and U.S. Bank National Association, dated as of August 30, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

STOCK PLANS

10.6+	Williams-Sonoma, Inc. Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 as filed with the Commission on April 15, 2005, File No. 001-14077)

10.7+	Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)

10.8+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit D to the Company’s definitive proxy statement on Schedule A as filed on April 7, 2011, File No. 001-14077)

10.9+	Forms of Notice of Grant and Stock Option Agreement under the Company’s 1993 Stock Option Plan, 2000 Nonqualified Stock Option Plan and 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004, File No. 001-14077)

10.10+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Director Grants (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.11+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010, File No. 001-14077)

10.12+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for CEO Grant (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.13+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 5, 2013 as filed with the Commission on June 14, 2013, File No. 001-14077)

10.14+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 5, 2013 as filed with the Commission on June 14, 2013, File No. 001-14077)

10.15+*	Form of Williams-Sonoma, Inc. 2001 Long Term Incentive Plan Performance Stock Unit Award Agreement for Grants to Employees

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

OTHER INCENTIVE PLANS

10.16+	Williams-Sonoma, Inc. 2001 Incentive Bonus Plan, as amended (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on April 6, 2012, File No. 001-14077)

10.17+	Williams-Sonoma, Inc. Pre-2005 Executive Deferral Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.18+	Williams-Sonoma, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2013 as filed with the Commission on April 4, 2013, File No. 001-14077)

10.19+	Williams-Sonoma, Inc. 401(k) Plan, as amended and restated effective January 1, 2002, except as otherwise noted, and including amendments effective through August 1, 2007 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.20+	Amendment to the Williams-Sonoma, Inc. 401(k) Plan dated November 6, 2008 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.21+	January 2009 Amendment to the Williams-Sonoma, Inc. 401(k) Plan dated January 20, 2009 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

PROPERTIES

10.22	Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1983 as filed with the Commission on October 14, 1983, File No. 000-12704)

10.23	First Amendment, dated December 1, 1985, to the Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1986 as filed with the Commission on May 2, 1986, File No. 000-12704)

10.24	Second Amendment, dated December 1, 1993, to the Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)

10.25	Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 1990 as filed with the Commission on December 12, 1990, File No. 000-12704)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.26	First Amendment, dated December 22, 1993, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee between the Company and Hewson-Memphis Partners, dated as of August 1, 1990 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

10.27	Second Amendment, dated September 1, 1994, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994, File No. 000-12704)

10.28	Third Amendment, dated October 24, 1995, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.2E to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)

10.29	Fourth Amendment, dated February 1, 1996, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

10.30	Fifth Amendment to Sublease, dated March 1, 1999, incorrectly titled Fourth Amendment to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

10.31	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

10.32	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.33	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.34	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and SPI WS II, LLC (the successor-in-interest to Hewson/Desoto Partners, L.L.C.) as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

EMPLOYMENT AGREEMENTS

10.35+	Amended and Restated Employment Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.36+	Amended and Restated Management Retention Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.37+	Form of Management Retention Agreement for Executive Vice Presidents and Brand Presidents, approved May 25, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 1, 2010, File No. 001-14077)

10.38+	Form of Management Retention Agreement for Senior Vice Presidents, approved May 25, 2010 (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2011 as filed with the Commission on March 31, 2011, File No. 001-14077)

10.39+	2012 EVP Level Management Retention Plan (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2013 as filed with the Commission on April 4, 2013, File No. 001-14077)

10.40+	Separation Agreement and General Release with Sharon L. McCollam dated March 7, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2012 as filed with the Commission on September 7, 2012, File No. 001-14077)

10.41+	Separation Agreement and General Release with Richard Harvey dated May 3, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended May 5, 2013 as filed with the Commission on June 14, 2013, File No. 001-14077)

10.42+*	Employment Agreement with Janet Hayes, dated August 9, 2013

OTHER AGREEMENTS

10.43	Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 as filed with the Commission on September 9, 2011, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.