Form 10-Q
period 2014-05-04
WILLIAMS SONOMA INC
filed 2014-06-12
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2014.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 1, 2014, 94,115,304 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 4, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended
Dollars and shares in thousands, except per share amounts	May 4, 2014	May 5, 2013
Net revenues	$974,330	$887,808
Cost of goods sold	605,922	553,623
Gross profit	368,408	334,185
Selling, general and administrative expenses	294,082	270,402
Operating income	74,326	63,783
Interest (income) expense, net	(69)	(189)
Earnings before income taxes	74,395	63,972
Income taxes	28,233	24,506
Net earnings	$46,162	$39,466
Basic earnings per share	$0.49	$0.40
Diluted earnings per share	$0.48	$0.40
Shares used in calculation of earnings per share:
Basic	93,993	97,704
Diluted	95,618	99,515

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended
Dollars in thousands	May 4, 2014	May 5, 2013
Net earnings	$46,162	$39,466
Other comprehensive income (loss):
Foreign currency translation adjustment	1,398	(1,348)
Change in fair value of derivative financial instruments, net of tax	(298)	(169)
Reclassification adjustment for realized gains on derivative financial instruments	(233)	0
Comprehensive income	$47,029	$37,949

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	May 4, 2014	February 2, 2014	May 5, 2013
ASSETS
Current assets
Cash and cash equivalents	$112,870	$330,121	$252,536
Restricted cash	14,295	14,289	16,061
Accounts receivable, net	54,725	60,330	60,667
Merchandise inventories, net	850,416	813,160	661,541
Prepaid catalog expenses	34,986	33,556	36,407
Prepaid expenses	79,491	35,309	52,695
Deferred income taxes, net	121,443	121,486	99,739
Other assets	9,261	10,852	9,434
Total current assets	1,277,487	1,419,103	1,189,080
Property and equipment, net	837,012	849,293	817,249
Non-current deferred income taxes, net	0	13,824	10,738
Other assets, net	53,601	54,514	46,152
Total assets	$2,168,100	$2,336,734	$2,063,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$369,279	$404,791	$211,086
Accrued salaries, benefits and other	88,796	138,181	84,886
Customer deposits	233,563	228,193	222,018
Income taxes payable	2,571	49,365	13,377
Current portion of long-term debt	1,785	1,785	1,696
Other liabilities	40,232	38,781	27,207
Total current liabilities	736,226	861,096	560,270
Deferred rent and lease incentives	158,339	157,856	172,312
Long-term debt	1,968	1,968	3,753
Non-current deferred income taxes, net	2,850	0	0
Other long-term obligations	60,425	59,812	44,666
Total liabilities	959,808	1,080,732	781,001
Commitments and contingencies
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	0	0	0
Common stock: $.01 par value; 253,125 shares authorized; 94,184, 94,049 and 97,309 shares issued and outstanding at May 4, 2014, February 2, 2014 and May 5, 2013, respectively	942	941	973
Additional paid-in capital	509,178	522,595	507,793
Retained earnings	693,670	729,043	761,336
Accumulated other comprehensive income	7,391	6,524	12,116
Treasury stock, at cost	(2,889)	(3,101)	0
Total stockholders’ equity	1,208,292	1,256,002	1,282,218
Total liabilities and stockholders’ equity	$2,168,100	$2,336,734	$2,063,219

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
Dollars in thousands	May 4, 2014	May 5, 2013
Cash flows from operating activities:
Net earnings	$46,162	$39,466
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	38,630	36,609
Loss on sale/disposal/impairment of assets	644	360
Amortization of deferred lease incentives	(5,782)	(6,353)
Deferred income taxes	(4,649)	(3,431)
Tax benefit from exercise of stock-based awards	43,223	9,186
Excess tax benefit from exercise of stock-based awards	(21,371)	(4,047)
Stock-based compensation expense	12,368	8,991
Other	173	0
Changes in:
Accounts receivable	5,692	1,512
Merchandise inventories	(36,108)	(21,537)
Prepaid catalog expenses	(1,430)	824
Prepaid expenses and other assets	(41,951)	(25,863)
Accounts payable	(19,276)	(52,345)
Accrued salaries, benefits and other current and long-term liabilities	(48,164)	(37,028)
Customer deposits	5,216	14,691
Deferred rent and lease incentives	3,092	7,613
Income taxes payable	(46,798)	(28,470)
Net cash used in operating activities	(70,329)	(59,822)
Cash flows from investing activities:
Purchases of property and equipment	(38,119)	(47,444)
Proceeds from insurance reimbursement	33	760
Other	100	26
Net cash used in investing activities	(37,986)	(46,658)
Cash flows from financing activities:
Repurchase of common stock	(53,309)	(41,174)
Payment of dividends	(32,891)	(21,985)
Tax withholdings related to stock-based awards	(46,730)	(9,384)
Excess tax benefit from exercise of stock-based awards	21,371	4,047
Net proceeds from exercise of stock-based awards	2,997	3,767
Repayments of long-term obligations	0	(28)
Other	(6)	0
Net cash used in financing activities	(108,568)	(64,757)
Effect of exchange rates on cash and cash equivalents	(368)	(782)
Net decrease in cash and cash equivalents	(217,251)	(172,019)
Cash and cash equivalents at beginning of period	330,121	424,555
Cash and cash equivalents at end of period	$112,870	$252,536

See Notes to Condensed Consolidated Financial Statements

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended May 4, 2014 and May 5, 2013

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of May 4, 2014 and May 5, 2013, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of February 2, 2014, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2014.

The results of operations for the thirteen weeks ended May 4, 2014 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2014.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently assessing the potential impact of this ASU on our Condensed Consolidated Financial Statements.

NOTE B. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 25,760,000 shares. As of May 4, 2014, there were approximately 3,659,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee Board members of the company or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of seven years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date. Option awards and stock-awards granted to employees generally vest over a period of four years for service-based awards, and three years for certain performance based awards. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

Stock-Based Compensation Expense

We measure and record stock-based compensation expense for all employee stock-based awards using a fair value method. During the thirteen weeks ended May 4, 2014 and May 5, 2013, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $12,368,000 and $8,991,000, respectively.

Stock Options

The following table summarizes our stock option activity during the thirteen weeks ended May 4, 2014:

Shares
Balance at February 2, 2014	222,488
Granted	0
Exercised	(86,988)
Cancelled	0
Balance at May 4, 2014 (100% vested)	135,500

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the thirteen weeks ended May 4, 2014:

Shares
Balance at February 2, 2014	1,859,762
Granted	0
Converted into common stock	(398,416)
Cancelled	(11,553)
Balance at May 4, 2014	1,449,793
Vested at May 4, 2014	1,143,969
Vested plus expected to vest at May 4, 2014	1,324,571

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirteen weeks ended May 4, 2014:

Shares
Balance at February 2, 2014	3,079,651
Granted	843,514
Released	(1,365,615)
Cancelled	(49,475)
Balance at May 4, 2014	2,508,075
Vested plus expected to vest at May 4, 2014	1,627,500

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended May 4, 2014
Basic	$46,162	93,993	$0.49
Effect of dilutive stock-based awards		1,625
Diluted	$46,162	95,618	$0.48
Thirteen weeks ended May 5, 2013
Basic	$39,466	97,704	$0.40
Effect of dilutive stock-based awards		1,811
Diluted	$39,466	99,515	$0.40

Stock-based awards of 160,000 and 918,000 for the thirteen weeks ended May 4, 2014 and May 5, 2013, respectively, were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

We use operating income to evaluate segment profitability. Operating income is defined as earnings (loss) before net interest income or expense and income taxes. Unallocated costs before interest and income taxes include corporate employee-related costs, occupancy expenses (including depreciation expense), administrative costs and third-party service costs, primarily in our corporate administrative and systems departments. Unallocated assets include corporate cash and cash equivalents, deferred income taxes, the net book value of corporate facilities and related information systems, and other corporate long-lived assets.

Income tax information by reportable segment has not been included as income taxes are calculated at a company-wide level and are not allocated to each reportable segment.

Segment Information

Dollars in thousands	Direct-to- Customer	Retail	Unallocated	Total
Thirteen weeks ended May 4, 2014
Net revenues[1]	$491,289	$483,041	$0	$974,330
Depreciation and amortization expense	7,407	19,360	11,863	38,630
Operating income (loss)	121,136	30,196	(77,006)	74,326
Assets[2]	547,077	988,659	632,364	2,168,100
Capital expenditures	9,477	14,700	13,942	38,119
Thirteen weeks ended May 5, 2013
Net revenues[1]	$419,084	$468,724	$0	$887,808
Depreciation and amortization expense	6,826	19,217	10,566	36,609
Operating income (loss)	95,941	34,016	(66,174)	63,783
Assets[2]	417,409	905,378	740,432	2,063,219
Capital expenditures	9,706	20,722	17,016	47,444

[1]	Includes net revenues of approximately $51.1 million and $48.1 million for the thirteen weeks ended May 4, 2014 and May 5, 2013, respectively, related to our foreign operations.
[2]	Includes approximately $59.8 million and $54.5 million of long-term assets as of May 4, 2014 and May 5, 2013, respectively, related to our foreign operations.

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

NOTE F. STOCK REPURCHASE PROGRAM AND DIVIDEND

Stock Repurchase Program

During the thirteen weeks ended May 4, 2014, we repurchased 840,761 shares of our common stock at an average cost of $63.41 per share for a total cost of approximately $53,309,000 under our current $750,000,000 stock repurchase program. As of May 4, 2014, we held treasury stock of $2,889,000 which represents the cost of shares available for issuance in certain foreign jurisdictions as a result of future stock award exercises or releases.

During the thirteen weeks ended May 5, 2013, we repurchased 800,882 shares of our common stock at an average cost of $51.41 per share for a total cost of approximately $41,174,000.

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

Dividend

We declared cash dividends of $0.33 and $0.31 per common share during the thirteen weeks ended May 4, 2014 and May 5, 2013, respectively.

NOTE G. DERIVATIVE FINANCIAL INSTRUMENTS

Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to foreign currency exchange rate fluctuations. However, we are exposed to foreign currency exchange risk related to the transactions of our foreign subsidiaries. While the impact of foreign currency exchange rate fluctuations was not significant in the first quarter of fiscal 2014, as we continue to expand globally, the foreign currency exchange risk related to the transactions of our foreign subsidiaries will increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes.

The assets or liabilities associated with the derivative instruments are measured at fair value and recorded in either other current assets or other current liabilities. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on whether the derivative instrument is designated as a hedge and qualifies for hedge accounting in accordance with the Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging.

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges generally have terms of up to 12 months. The hedges are designed to offset changes to future cash flows on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of either the hedged forecasted inventory purchase occurs or the respective contracts reach maturity. Subsequently, as the inventory is sold to the customer, we reclassify the amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges or “forward points” are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in other income (expense), net. Based on the rates in effect as of May 4, 2014, we expect to reclassify a net gain of approximately $284,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency contracts to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains (losses) related to these contracts are recognized in other income (expense), net.

As of May 4, 2014, and May 5, 2013, we had foreign currency forward contracts outstanding (in U.S. dollars) as follows:

Dollars in thousands	May 4, 2014	May 5, 2013
Contracts to sell Canadian dollars and buy U.S. dollars
Contracts designated as cash flow hedges	$23,000	$16,100
Contracts not designated as cash flow hedges [1]	$1,500	$0
Contracts to sell Australian dollars and buy U.S. dollars
Contracts not designated as cash flow hedges	$10,000	$0

[1]	These contracts are no longer designated as cash flow hedges due to the related inventory purchases having occurred.

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in other income (expense), net. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen weeks ended May 4, 2014 and May 5, 2013.

The effect of derivative instruments in our Condensed Consolidated Financial Statements, pre-tax, was as follows:

Dollars in thousands	Thirteen Weeks Ended May 4, 2014	Thirteen Weeks Ended May 5, 2013
Net loss recognized in OCI	$(224)	$(169)
Net gain reclassified from OCI into cost of goods sold	233	0
Net foreign exchange loss recognized in other income (expense):
Instruments designated as cash flow hedges (a)	(34)	(13)
Instruments not designated or de-designated during the period (b)	584	0

(a)	Changes in fair value of the forward contract related to interest charges or “forward points”
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

Dollars in thousands	Balance sheet location	May 4, 2014	May 5, 2013
Derivatives designated as hedging instruments:
Cash flow hedge foreign currency forward contracts	Other current assets	$112	$0
Cash flow hedge foreign currency forward contracts	Other current liabilities	(147)	(182)

Total		$(35)	$(182)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$72	$0
Foreign currency forward contracts	Other current liabilities	0	0

Total		$72	$0

We record all derivative assets and liabilities on a gross basis. They do not meet the balance sheet netting criteria as discussed in ASC 210, Balance Sheet, because we do not have master netting agreements established with our derivative counterparties that would allow for net settlement.

Amounts recorded within accumulated other comprehensive income (“AOCI”) associated with our derivative instruments were as follows:

Dollars in thousands	Thirteen Weeks Ended May 4, 2014	Thirteen Weeks Ended May 5, 2013
AOCI beginning balance amount of gain	$741	$0
Amounts recognized in OCI before reclassifications	(224)	(169)
Amounts reclassified from OCI into cost of goods sold	(233)	0

AOCI ending balance amount of gain (loss)	$284	$(169)

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

There were no transfers between Level 1 and Level 2 categories during the thirteen weeks ended May 4, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our beliefs regarding the resolution of current lawsuits, claims and proceedings; our three year stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our compliance with our financial covenants; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended February 2, 2014, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing eight distinct merchandise strategies – Williams-Sonoma, Pottery Barn, Pottery Barn Kids, PBteen, West Elm, Williams-Sonoma Home, Rejuvenation and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 589 stores. Williams-Sonoma, Inc. currently operates in the United States, Canada, Australia and the United Kingdom, offers international shipping to customers worldwide and has an unaffiliated franchisee that operates 27 stores in the Middle East.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended May 4, 2014 (“first quarter of fiscal 2014”), as compared to the thirteen weeks ended May 5, 2013 (“first quarter of fiscal 2013”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

First Quarter of Fiscal 2014 Financial Results

In the first quarter of fiscal 2014, our net revenues increased 9.7% to $974,330,000, compared to $887,808,000 in the first quarter of fiscal 2013, with comparable brand revenue growth of 10.0%. Diluted earnings per share in the first quarter of fiscal 2014 increased to $0.48, versus $0.40 in the first quarter of fiscal 2013, and we returned $86,200,000 to our stockholders through stock repurchases and dividends.

Direct-to-customer net revenues in the first quarter of fiscal 2014 increased $72,205,000, or 17.2%, compared to the first quarter of fiscal 2013, primarily driven by Pottery Barn, West Elm, Williams-Sonoma and Pottery Barn Kids. Direct-to-customer net revenues generated 50% of our total company net revenues in the first quarter of fiscal 2014 compared to 47% in the first quarter of fiscal 2013.

Retail net revenues in the first quarter of fiscal 2014 increased $14,317,000, or 3.1%, compared to the first quarter of fiscal 2013, driven primarily by West Elm and Pottery Barn, partially offset by a decrease in our international franchise operations.

In Pottery Barn, our largest brand, comparable brand revenues increased 9.7% in the first quarter of fiscal 2014 on top of an increase of 7.6% in the first quarter of fiscal 2013, driven by our furniture categories and improved in-stock positions. In the Williams-Sonoma brand, comparable brand revenues increased 6.0% in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Innovative product offerings, improved execution, strong cross-channel marketing and improved field training and development drove these results. In Pottery Barn Kids, comparable brand revenues grew by 8.1% in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Strength in our furniture, nursery and seasonal businesses contributed to these results. In West Elm, comparable brand revenues increased 18.8% in the first quarter of fiscal 2014 on top of 11.8% in the first quarter of fiscal 2013. Brand growth continued to be driven by all categories, with success in furniture, textiles, decorative accessories and lighting. In PBteen, comparable brand revenues increased 12.0% in the first quarter of fiscal 2014 on top of 16.1% in the first quarter of fiscal 2013, driven by strong demand and improved in-stock positions.

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

The following table summarizes our net revenues for the first quarter of fiscal 2014 and fiscal 2013:

	Thirteen Weeks Ended
Dollars in thousands	May 4, 2014	% Total	May 5, 2013	% Total
Direct-to-customer net revenues	$491,289	50.4%	$419,084	47.2%
Retail net revenues	483,041	49.6%	468,724	52.8%

Net revenues	$974,330	100.0%	$887,808	100.0%

Net revenues in the first quarter of fiscal 2014 increased by $86,522,000, or 9.7%, compared to the first quarter of fiscal 2013, with comparable brand revenue growth of 10.0%. This increase was primarily driven by the Pottery Barn and West Elm brands.

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

Percentages represent changes in comparable brand revenues compared to the same period in the prior year.

	Thirteen Weeks Ended
Comparable brand revenue growth	May 4, 2014	May 5, 2013
Pottery Barn	9.7%	7.6%
Williams-Sonoma	6.0%	1.9%
Pottery Barn Kids	8.1%	6.9%
West Elm	18.8%	11.8%
PBteen	12.0%	16.1%

Williams-Sonoma, Inc.	10.0%	7.2%

DIRECT-TO-CUSTOMER NET REVENUES

	Thirteen Weeks Ended
Dollars in thousands	May 4, 2014	May 5, 2013
Direct-to-customer net revenues	$491,289	$419,084
Direct-to-customer net revenue growth	17.2%	11.9%

Direct-to-customer net revenues in the first quarter of fiscal 2014 increased $72,205,000, or 17.2%, compared to the first quarter of fiscal 2013, primarily driven by Pottery Barn, West Elm, Williams-Sonoma and Pottery Barn Kids. Direct-to-customer net revenues generated 50% of our total company net revenues in the first quarter of fiscal 2014 compared to 47% in the first quarter of fiscal 2013.

RETAIL NET REVENUES AND OTHER DATA

	Thirteen Weeks Ended
Dollars in thousands	May 4, 2014	May 5, 2013
Retail net revenues	$483,041	$468,724
Retail net revenue growth	3.1%	5.8%
Store count - beginning of year	585	581
Store openings	7	11
Store closings	(3)	(5)
Store count - end of period[1,2]	589	587
Store selling square footage at period-end	3,600,000	3,586,000
Store leased square footage (“LSF”) at period-end	5,850,000	5,840,000

[1]	Included in the first quarter of fiscal 2014 numbers above are 5 stores in Australia (2 West Elm, 1 Williams-Sonoma, 1 Pottery Barn and 1 Pottery Barn Kids) and 1 West Elm store in the United Kingdom.
[2]	Included in the first quarter of fiscal 2013 numbers above are 4 stores in Australia.

	Store Count					Avg. LSF Per Store
	February 2, 2014	Openings	Closings	May 4, 2014	May 5, 2013	May 4, 2014	May 5, 2013
Williams-Sonoma	248	1	(1)	248	254	6,600	6,600
Pottery Barn	194	2	(1)	195	195	13,800	13,800
Pottery Barn Kids	81	4	(1)	84	85	7,700	8,100
West Elm	58	—	—	58	49	14,100	14,800
Rejuvenation	4	—	—	4	4	13,200	13,200

Total	585	7	(3)	589	587	9,900	9,900

Retail net revenues in the first quarter of fiscal 2014 increased $14,317,000, or 3.1%, compared to the first quarter of fiscal 2013, driven primarily by West Elm and Pottery Barn, partially offset by a decrease in our international franchise operations.

COST OF GOODS SOLD

	Thirteen Weeks Ended
Dollars in thousands	May 4, 2014	% Net Revenues	May 5, 2013	% Net Revenues
Cost of goods sold[1]	$605,922	62.2%	$553,623	62.4%

[1]	Includes total occupancy expenses of $146,439,000 and $133,005,000 for the first quarter of fiscal 2014 and first quarter of fiscal 2013, respectively.

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

First Quarter of Fiscal 2014 vs. First Quarter of Fiscal 2013

Cost of goods sold increased by $52,299,000, or 9.4%, in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Cost of goods sold as a percentage of net revenues decreased to 62.2% in the first quarter of fiscal 2014 from 62.4% in the first quarter of fiscal 2013. This decrease was primarily driven by higher selling margins, as total company occupancy expenses as a percentage of net revenues were flat.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 primarily driven by lower selling margins.

In the retail channel, cost of goods sold as a percentage of net revenues increased in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 primarily driven by an increase in occupancy expenses, partially offset by higher selling margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended
Dollars in thousands	May 4, 2014	% Net Revenues	May 5, 2013	% Net Revenues
Selling, general and administrative expenses	$294,082	30.2%	$270,402	30.5%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution warehouses, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third-party credit card processing and other general expenses.

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

First Quarter of Fiscal 2014 vs. First Quarter of Fiscal 2013

Selling, general and administrative expenses increased by $23,680,000, or 8.8%, in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Selling, general and administrative expenses as a percentage of net revenues decreased to 30.2% in the first quarter of fiscal 2014 from 30.5% in the first quarter of fiscal 2013. This decrease as a percentage of net revenues was primarily driven by the leverage of advertising costs due to increasing net revenues and a reduction in year-over-year employee separation charges, partially offset by higher employment costs related to the vesting of long-term incentive compensation.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 primarily driven by the leverage of advertising costs and employment costs due to increasing net revenues.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 primarily driven by an increase in employment costs.

INCOME TAXES

The effective tax rate was 37.9% for the first quarter of fiscal 2014 and 38.3% for the first quarter of fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of May 4, 2014, we held $112,870,000 in cash and cash equivalent funds, the majority of which is held in money market funds, interest-bearing demand deposit accounts and time deposits, of which $67,937,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2014, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, stock repurchases and dividend payments and purchases of property and equipment. In addition to our cash balances on hand, we have a credit facility that provides for a $300,000,000 unsecured revolving line of credit that may be used for loans or letters of credit. Prior to December 22, 2016, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During the thirteen weeks ended May 4, 2014 and May 5, 2013, we had no borrowings under the credit facility, and no amounts were outstanding as of May 4, 2014 or May 5, 2013. However, as of May 4, 2014, issued but undrawn standby letters of credit totaling $2,840,000 were outstanding under the credit facility. Additionally, as of May 4, 2014, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which an aggregate of $11,516,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2014. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For the first quarter of fiscal 2014, net cash used in operating activities was $70,329,000 compared to $59,822,000 for the first quarter of fiscal 2013. For the first quarter of fiscal 2014, net cash used in operating activities was primarily attributable to a decrease in accrued liabilities and income taxes payable due to the timing of payments, as well as an increase in prepaid expenses and merchandise inventories. This represents an increase in net cash used compared to the first quarter of fiscal 2013 primarily resulting from an increase in income taxes paid, as well as an increase in prepaid expenses and merchandise inventories, partially offset by a decrease in accounts payable and an increase in net earnings adjusted for non-cash items.

Cash Flows from Investing Activities

For the first quarter of fiscal 2014, net cash used in investing activities was $37,986,000 compared to $46,658,000 for the first quarter of fiscal 2013, and was primarily attributable to purchases of property and equipment. Net cash used compared to the first quarter of fiscal 2013 decreased primarily due to a decrease in purchases of property and equipment.

Cash Flows from Financing Activities

For the first quarter of fiscal 2014, net cash used in financing activities was $108,568,000 compared to $64,757,000 for the first quarter of fiscal 2013. For the first quarter of fiscal 2014, net cash used in financing activities was primarily attributable to repurchases of common stock, tax withholding payments related to stock-based awards and the payment of dividends. Net cash used compared to the first quarter of fiscal 2013 increased primarily due to an increase in tax withholding payments related to stock-based awards as well as an increase in the repurchase of common stock and the payment of dividends.

Stock Repurchase Program and Dividend

See Note F to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividend, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2014, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 2, 2014.

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

Interest Rate Risk

Our line of credit facility is the only instrument we hold with a variable interest rate which could, if drawn upon, subject us to risks associated with changes in that interest rate. As of May 4, 2014, there were no amounts outstanding under our credit facility.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of May 4, 2014, our investments, made primarily in money market funds, interest-bearing demand deposit accounts and time deposits are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 2% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during the first quarter of fiscal 2014 or the first quarter of fiscal 2013. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail stores in Canada, Australia and the United Kingdom, and operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. While the impact of foreign currency exchange rate fluctuations was not significant in the first quarter of fiscal 2014, as we continue to expand globally, the foreign currency exchange risk related to the transactions of our foreign subsidiaries will increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note G to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 4, 2014, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note E to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2014 for a description of the risks and uncertainties associated with our business. There were no material changes to such risk factors in the current quarterly reporting period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of May 4, 2014 with respect to shares of common stock we repurchased during the first quarter of fiscal 2014. For additional information, please see Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
February 3, 2014 to March 2, 2014	133,886	$55.13	133,886	$503,841,000
March 3, 2014 to March 30, 2014	371,700	$65.31	371,700	$479,567,000
March 31, 2014 to May 4, 2014	335,175	$64.60	335,175	$457,913,000

Total	840,761	$63.41	840,761	$457,913,000

[1]	In March 2013, our Board of Directors announced a $750,000,000 stock repurchase program. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors
10.2+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Employees
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie P. Whalen
Julie P. Whalen
Chief Financial Officer

Date: June 12, 2014