Form 10-Q
period 2014-08-03
WILLIAMS SONOMA INC
filed 2014-09-12
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2014.

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

As of August 31, 2014, 93,299,192 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED AUGUST 3, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars and shares in thousands, except per share amounts	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Net revenues	$1,039,102	$982,209	$2,013,432	$1,870,017
Cost of goods sold	657,004	613,285	1,262,926	1,166,908
Gross profit	382,098	368,924	750,506	703,109
Selling, general and administrative expenses	296,762	290,838	590,844	561,240
Operating income	85,336	78,086	159,662	141,869
Interest expense (income), net	40	(125)	(29)	(314)
Earnings before income taxes	85,296	78,211	159,691	142,183
Income taxes	34,549	29,292	62,782	53,798
Net earnings	$50,747	$48,919	$96,909	$88,385
Basic earnings per share	$0.54	$0.50	$1.03	$0.91
Diluted earnings per share	$0.53	$0.49	$1.01	$0.89
Shares used in calculation of earnings per share:
Basic	93,979	96,892	94,010	97,470
Diluted	95,839	98,957	95,714	99,365

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Net earnings	$50,747	$48,919	$ 96,909	$ 88,385
Other comprehensive income (loss):
Foreign currency translation adjustments	545	(3,148)	1,943	(4,496)
Changes in fair value of derivative financial instruments, net of tax	91	292	(207)	123
Reclassification adjustment for realized gains on derivative financial instruments	(287)	0	(520)	0
Comprehensive income	$51,096	$46,063	$ 98,125	$ 84,012

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	August 3, 2014	February 2, 2014	August 4, 2013
ASSETS
Current assets
Cash and cash equivalents	$70,574	$330,121	$205,364
Restricted cash	0	14,289	16,967
Accounts receivable, net	69,653	60,330	62,808
Merchandise inventories, net	894,860	813,160	736,871
Prepaid catalog expenses	39,072	33,556	37,266
Prepaid expenses	55,892	35,309	61,725
Deferred income taxes, net	121,527	121,486	99,699
Other assets	9,772	10,852	11,029
Total current assets	1,261,350	1,419,103	1,231,729
Property and equipment, net	849,255	849,293	829,951
Non-current deferred income taxes, net	856	13,824	7,509
Other assets, net	52,087	54,514	54,989
Total assets	$2,163,548	$2,336,734	$2,124,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$336,470	$404,791	$318,532
Accrued salaries, benefits and other	101,818	138,181	95,762
Customer deposits	251,146	228,193	225,822
Income taxes payable	14,604	49,365	2,955
Current portion of long-term debt	1,968	1,785	1,817
Other liabilities	44,713	38,781	35,531
Total current liabilities	750,719	861,096	680,419
Deferred rent and lease incentives	171,193	157,856	170,817
Long-term debt	0	1,968	1,968
Other long-term obligations	63,227	59,812	51,599
Total liabilities	985,139	1,080,732	904,803
Commitments and contingencies
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	0	0	0
Common stock: $.01 par value; 253,125 shares authorized; 93,414, 94,049 and 95,839 shares issued and outstanding at August 3, 2014, February 2, 2014 and August 4, 2013, respectively	934	941	959
Additional paid-in capital	514,464	522,595	513,246
Retained earnings	657,721	729,043	699,012
Accumulated other comprehensive income	7,741	6,524	9,260
Treasury stock, at cost	(2,451)	(3,101)	(3,102)
Total stockholders’ equity	1,178,409	1,256,002	1,219,375
Total liabilities and stockholders’ equity	$2,163,548	$2,336,734	$2,124,178

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
Dollars in thousands	August 3, 2014	August 4, 2013
Cash flows from operating activities:
Net earnings	$96,909	$88,385
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	79,332	73,832
Loss on sale/disposal/impairment of assets	952	1,233
Amortization of deferred lease incentives	(12,483)	(12,621)
Deferred income taxes	(8,326)	(6,937)
Tax benefit related to stock-based awards	46,174	11,733
Excess tax benefit related to stock-based awards	(22,911)	(5,173)
Stock-based compensation expense	22,191	18,472
Other	305	0
Changes in:
Accounts receivable	(4,227)	(1,284)
Merchandise inventories	(80,158)	(97,653)
Prepaid catalog expenses	(5,516)	(35)
Prepaid expenses and other assets	(18,043)	(40,191)
Accounts payable	(60,527)	52,336
Accrued salaries, benefits and other current and long-term liabilities	(28,981)	(10,677)
Customer deposits	22,767	18,710
Deferred rent and lease incentives	17,516	12,823
Income taxes payable	(34,757)	(38,890)
Net cash provided by operating activities	10,217	64,063
Cash flows from investing activities:
Purchases of property and equipment	(83,519)	(97,777)
Restricted cash receipts (deposits)	14,289	(912)
Other	282	1,274
Net cash used in investing activities	(68,948)	(97,415)
Cash flows from financing activities:
Repurchase of common stock	(112,054)	(131,006)
Payment of dividends	(63,996)	(52,196)
Tax withholdings related to stock-based awards	(49,434)	(11,135)
Excess tax benefit related to stock-based awards	22,911	5,173
Net proceeds related to stock-based awards	3,471	6,541
Repayments of long-term obligations	(1,785)	(1,692)
Other	(6)	0
Net cash used in financing activities	(200,893)	(184,315)
Effect of exchange rates on cash and cash equivalents	77	(1,524)
Net decrease in cash and cash equivalents	(259,547)	(219,191)
Cash and cash equivalents at beginning of period	330,121	424,555
Cash and cash equivalents at end of period	$70,574	$205,364

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Twenty-Six Weeks Ended August 3, 2014 and August 4, 2013

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of August 3, 2014 and August 4, 2013, the Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks then ended, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of February 2, 2014, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2014.

The results of operations for the thirteen and twenty-six weeks ended August 3, 2014 are not necessarily indicative of the operating results of the full year.

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

NOTE B. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 25,760,000 shares. As of August 3, 2014, there were approximately 4,437,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of seven years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date. Option awards and stock-awards granted to employees generally vest over a period of four years for service-based awards, and three years for certain performance-based awards. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year.

Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

Stock-Based Compensation Expense

We measure and record stock-based compensation expense for all employee stock-based awards using a fair value method. During the thirteen and twenty-six weeks ended August 3, 2014, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $9,823,000 and $22,191,000, respectively. During the thirteen and twenty-six weeks ended August 4, 2013, we recognized total stock-based compensation expense of $9,481,000 and $18,472,000, respectively.

Stock Options

The following table summarizes our stock option activity during the twenty-six weeks ended August 3, 2014:

Shares
Balance at February 2, 2014	222,488
Granted	0
Exercised	(100,988)
Cancelled	0
Balance at August 3, 2014 (100% vested)	121,500

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the twenty-six weeks ended August 3, 2014:

Shares
Balance at February 2, 2014	1,859,762
Granted	0
Converted into common stock	(504,087)
Cancelled	(17,566)
Balance at August 3, 2014	1,338,109
Vested at August 3, 2014	1,041,455
Vested plus expected to vest at August 3, 2014	1,217,066

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the twenty-six weeks ended August 3, 2014:

Shares
Balance at February 2, 2014	3,079,651
Granted	872,177
Released	(1,414,406)
Cancelled	(123,562)
Balance at August 3, 2014	2,413,860
Vested plus expected to vest at August 3, 2014	1,570,053

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended August 3, 2014
Basic	$50,747	93,979	$0.54
Effect of dilutive stock-based awards		1,860
Diluted	$50,747	95,839	$0.53
Thirteen weeks ended August 4, 2013
Basic	$48,919	96,892	$0.50
Effect of dilutive stock-based awards		2,065
Diluted	$48,919	98,957	$0.49
Twenty-six weeks ended August 3, 2014
Basic	$96,909	94,010	$1.03
Effect of dilutive stock-based awards		1,704
Diluted	$96,909	95,714	$1.01
Twenty-six weeks ended August 4, 2013
Basic	$88,385	97,470	$0.91
Effect of dilutive stock-based awards		1,895
Diluted	$88,385	99,365	$0.89

There were no stock-based awards excluded from the computation of diluted earnings per share for the thirteen weeks ended August 3, 2014 and August 4, 2013 and the twenty-six weeks ended August 3, 2014. Stock-based awards of 133,000 for the twenty-six weeks ended August 4, 2013, were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

NOTE D. SEGMENT REPORTING

We have two reportable segments, direct-to-customer and retail. The direct-to-customer segment has seven merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Rejuvenation and Mark and Graham) which sell our products through our e-commerce websites and direct-mail catalogs. Our direct-to-customer merchandising concepts are operating segments, which have been aggregated into one reportable segment, direct-to-customer. The retail segment has five merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation) which sell our products through our retail stores. Our retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. Management’s expectation is that the overall economic characteristics of each of our operating segments will be similar over time based on management’s judgment that the operating segments have had similar historical economic characteristics and are expected to have similar long-term financial performance in the future.

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

Segment Information

Dollars in thousands	Direct-to- Customer	Retail	Unallocated	Total
Thirteen weeks ended August 3, 2014
Net revenues[1]	$522,589	$516,513	$0	$1,039,102
Depreciation and amortization expense	7,730	20,358	12,614	40,702
Operating income (loss)	120,612	37,058	(72,334)	85,336
Capital expenditures	13,398	19,548	12,454	45,400
Thirteen weeks ended August 4, 2013
Net revenues[1]	$477,657	$504,552	$0	$982,209
Depreciation and amortization expense	6,096	19,535	11,592	37,223
Operating income (loss)	114,491	34,609	(71,014)	78,086
Capital expenditures	9,993	24,428	15,912	50,333
Twenty-six weeks ended August 3, 2014
Net revenues[1]	$1,013,878	$999,554	$0	$2,013,432
Depreciation and amortization expense	15,137	39,718	24,477	79,332
Operating income (loss)	241,748	67,254	(149,340)	159,662
Assets[2]	588,234	974,474	600,840	2,163,548
Capital expenditures	22,875	34,248	26,396	83,519
Twenty-six weeks ended August 4, 2013
Net revenues[1]	$896,741	$973,276	$0	$1,870,017
Depreciation and amortization expense	12,922	38,752	22,158	73,832
Operating income (loss)	210,432	68,625	(137,188)	141,869
Assets[2]	470,792	937,720	715,666	2,124,178
Capital expenditures	19,699	45,150	32,928	97,777
[1]	Includes net revenues of approximately $55.4 million and $50.4 million for the thirteen weeks ended August 3, 2014 and August 4, 2013, respectively, and $106.5 million and $98.5 million for the twenty-six weeks ended August 3, 2014 and August 4, 2013, respectively, related to our foreign operations.
[2]	Includes approximately $62.2 million and $55.5 million of long-term assets as of August 3, 2014 and August 4, 2013, respectively, related to our foreign operations.

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

NOTE F. STOCK REPURCHASE PROGRAM AND DIVIDEND

Stock Repurchase Program

During the thirteen weeks ended August 3, 2014, we repurchased 847,946 shares of our common stock at an average cost of $69.28 per share for a total cost of approximately $58,745,000. During the twenty-six weeks ended August 3, 2014, we repurchased 1,688,707 shares of our common stock at an average cost of $66.35 per share for a total cost of approximately $112,054,000. As of August 3, 2014, we held treasury stock of $2,451,000 which represents the cost of shares available for issuance in certain foreign jurisdictions as a result of future stock award exercises or releases.

During the thirteen weeks ended August 4, 2013, we repurchased 1,613,943 shares of our common stock at an average cost of $55.66 per share for a total cost of $89,832,000. During the twenty-six weeks ended August 4, 2013, we repurchased 2,414,825 shares of our common stock at an average cost of $54.25 per share for a total cost of $131,006,000.

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

Dividend

We declared cash dividends of $0.33 and $0.31 per common share for the thirteen weeks ended August 3, 2014 and August 4, 2013, respectively. We declared cash dividends of $0.66 and $0.62 per common share for the twenty-six weeks ended August 3, 2014 and August 4, 2013, respectively.

NOTE G. DERIVATIVE FINANCIAL INSTRUMENTS

Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to foreign currency exchange rate fluctuations. However, we are exposed to foreign currency exchange risk related to the transactions of our foreign subsidiaries. While the impact of foreign currency exchange rate fluctuations was not significant in the second quarter of fiscal 2014, as we continue to expand globally, the foreign currency exchange risk related to the transactions of our foreign subsidiaries will increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes.

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

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges generally have terms of up to 12 months. The hedges are designed to offset changes to future cash flows on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of either the hedged forecasted inventory purchase occurs or the respective contracts reach maturity. Subsequently, as the inventory is sold to the customer, we reclassify the amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges or “forward points” are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in other income (expense), net. Based on the rates in effect as of August 3, 2014, we expect to reclassify a net gain of approximately $19,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency contracts to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains (losses) related to these contracts are recognized in other income (expense), net.

As of August 3, 2014, and August 4, 2013, we had foreign currency forward contracts outstanding (in U.S. dollars) as follows:

Dollars in thousands	August 3, 2014	August 4, 2013
Contracts to sell Canadian dollars and buy U.S. dollars
Contracts designated as cash flow hedges	$24,400	$19,400
Contracts not designated as cash flow hedges [1]	$0	$3,800
Contracts to sell Australian dollars and buy U.S. dollars
Contracts not designated as cash flow hedges	$10,410	$5,000

[1]	These contracts are no longer designated as cash flow hedges as the related inventory purchases have occurred.

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in other income (expense), net. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and twenty-six weeks ended August 3, 2014 and August 4, 2013.

The effect of derivative instruments in our Condensed Consolidated Financial Statements, pre-tax, was as follows:

Dollars in thousands	Thirteen Weeks Ended August 3, 2014	Thirteen Weeks Ended August 4, 2013	Twenty-Six Weeks Ended August 3, 2014	Twenty-Six Weeks Ended August 4, 2013
Net gain (loss) recognized in OCI	$22	$292	$(202)	$123
Net gain reclassified from OCI into cost of goods sold	287	0	520	0
Net foreign exchange gain (loss) recognized in other income (expense):
Instruments designated as cash flow hedges [1]	(53)	(29)	(87)	(42)
Instruments not designated or de-designated during the period [2]	36	222	620	222

[1]	Changes in fair value of the forward contract related to interest charges or “forward points.”
[2]	Changes in fair value subsequent to de-designation for instruments no longer designated as cash flow hedges, and changes in fair value related to instruments not designated as cash flow hedges.

The fair values of our derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 inputs as defined by the fair value hierarchy described in Note H.

Dollars in thousands	Balance sheet location	August 3, 2014	August 4, 2013
Derivatives designated as hedging instruments:
Cash flow hedge foreign currency forward contracts	Other current assets	$150	$107
Cash flow hedge foreign currency forward contracts	Other current liabilities	(198)	(48)

Total		$(48)	$59

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$0	$204
Foreign currency forward contracts	Other current liabilities	(16)	0

Total		$(16)	$204

We record all derivative assets and liabilities on a gross basis. They do not meet the balance sheet netting criteria as discussed in ASC 210, Balance Sheet, because we do not have master netting agreements established with our derivative counterparties that would allow for net settlement.

Amounts recorded within accumulated other comprehensive income (“AOCI”) associated with our derivative instruments were as follows:

Dollars in thousands	Thirteen Weeks Ended August 3, 2014	Thirteen Weeks Ended August 4, 2013	Twenty-Six Weeks Ended August 3, 2014	Twenty-Six Weeks Ended August 4, 2013
AOCI beginning balance amount of gain (loss)	$284	$(169)	$741	$0
Amounts recognized in OCI before reclassifications	22	292	(202)	123
Amounts reclassified from OCI into cost of goods sold	(287)	0	(520)	0

AOCI ending balance amount of gain	$19	$123	$19	$123

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

We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established by ASC 820, Fair Value Measurement, which defines three levels of inputs that may be used to measure fair value, as follows:

•	Level 1: inputs which include quoted prices in active markets for identical assets or liabilities;

•	Level 2: inputs which include observable inputs other than Level 1 inputs, such as quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

•	Level 3: inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability.

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

There were no transfers between Level 1 and Level 2 categories during the thirteen and twenty-six weeks ended August 3, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our beliefs regarding the resolution of current lawsuits, claims and proceedings; our three year stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our compliance with our financial covenants; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our plans to expand our operations globally; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended February 2, 2014, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing eight distinct merchandise strategies – Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams-Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 589 stores. Williams-Sonoma, Inc. currently operates in the United States, Canada, Australia and the United Kingdom, offers international shipping to customers worldwide, and has unaffiliated franchisees that operate stores in the Middle East and the Philippines.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended August 3, 2014 (“second quarter of fiscal 2014”), as compared to the thirteen weeks ended August 4, 2013 (“second quarter of fiscal 2013”) and the twenty-six weeks ended August 3, 2014 (“year-to-date 2014”), as compared to the twenty-six weeks ended August 4, 2013 (“year-to-date 2013”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Second Quarter of Fiscal 2014 Financial Results

In the second quarter of fiscal 2014, our net revenues increased 5.8% to $1,039,102,000, compared to $982,209,000 in the second quarter of fiscal 2013, with comparable brand revenue growth of 5.7%. Diluted earnings per share in the second quarter of fiscal 2014 increased to $0.53, versus $0.49 in the second quarter of fiscal 2013, and we returned $89,850,000 to our stockholders through stock repurchases and dividends.

Direct-to-customer net revenues in the second quarter of fiscal 2014 increased $44,932,000, or 9.4%, compared to the second quarter of fiscal 2013, primarily driven by West Elm, Pottery Barn, Williams-Sonoma, and Pottery Barn Kids. Direct-to-customer net revenues generated 50% of our total company net revenues in the second quarter of fiscal 2014 compared to 49% in the second quarter of fiscal 2013.

Retail net revenues in the second quarter of fiscal 2014 increased $11,961,000, or 2.4%, compared to the second quarter of fiscal 2013, primarily driven by West Elm and Pottery Barn, partially offset by a decrease in Williams-Sonoma.

In Pottery Barn, our largest brand, comparable brand revenues increased 4.4% in the second quarter of fiscal 2014 on top of an increase of 9.9% in the second quarter of fiscal 2013, driven by furniture with strong performance across our upholstery and outdoor furniture collections. In the Williams-Sonoma brand, comparable brand revenues increased 3.4% in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, with strong performance in the cutlery, tabletop, electrics, cookware and food product categories. In West Elm, comparable brand revenues increased 16.7% in the second quarter of fiscal 2014 on top of 16.5% in the second quarter of fiscal 2013. Brand growth continued to be broad-based across many categories. In Pottery Barn Kids, comparable brand revenues increased 5.6% in the second quarter of fiscal 2014 on top of 8.2% in the second quarter of fiscal 2013. The introduction of new furniture collections was a key contributor to this growth. In PBteen, comparable brand revenues decreased 1.0% in the second quarter of fiscal 2014 on top of an increase of 16.3% in the second quarter of fiscal 2013. Although furniture demand remained strong, our net revenues were primarily impacted by increased backorders in furniture due to the recent political unrest in Vietnam, as well as a decrease in net revenues in our dorm and gear product categories.

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

The following table summarizes our net revenues for the second quarter of fiscal 2014 and fiscal 2013, and year-to-date 2014 and 2013:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 3, 2014	% Total	August 4, 2013	% Total	August 3, 2014	% Total	August 4, 2013	% Total
Direct-to-customer net revenues	$522,589	50.3%	$477,657	48.6%	$1,013,878	50.4%	$896,741	48.0%
Retail net revenues	516,513	49.7%	504,552	51.4%	999,554	49.6%	973,276	52.0%

Net revenues	$1,039,102	100.0%	$982,209	100.0%	$2,013,432	100.0%	$1,870,017	100.0%

Net revenues in the second quarter of fiscal 2014 increased by $56,893,000, or 5.8%, compared to the second quarter of fiscal 2013, with comparable brand revenue growth of 5.7%. This increase was primarily driven by the West Elm and Pottery Barn brands.

Net revenues for year-to-date 2014 increased by $143,415,000, or 7.7%, compared to year-to-date 2013, with comparable brand revenue growth of 7.8%. This increase was primarily driven by the Pottery Barn and West Elm brands.

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

Percentages represent changes in comparable brand revenues compared to the same period in the prior year.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Comparable brand revenue growth (decline)	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Pottery Barn	4.4%	9.9%	7.0%	8.8%
Williams-Sonoma	3.4%	(0.4%)	4.7%	0.7%
Pottery Barn Kids	5.6%	8.2%	6.8%	7.6%
West Elm	16.7%	16.5%	17.7%	14.2%
PBteen	(1.0%)	16.3%	4.2%	16.2%

Williams-Sonoma, Inc.	5.7%	8.4%	7.8%	7.8%

DIRECT-TO-CUSTOMER NET REVENUES

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Direct-to-customer net revenues	$522,589	$477,657	$1,013,878	$896,741
Direct-to-customer net revenue growth	9.4%	15.3%	13.1%	13.7%

Direct-to-customer net revenues in the second quarter of fiscal 2014 increased $44,932,000, or 9.4%, compared to the second quarter of fiscal 2013, primarily driven by West Elm, Pottery Barn, Williams-Sonoma, and Pottery Barn Kids. Direct-to-customer net revenues generated 50% of our total company net revenues in the second quarter of fiscal 2014 compared to 49% in the second quarter of fiscal 2013.

Direct-to-customer net revenues for year-to-date 2014 increased $117,137,000, or 13.1%, compared to year-to-date 2013, with increases across all brands. This growth was primarily led by Pottery Barn, West Elm, Williams-Sonoma, and Pottery Barn Kids.

RETAIL NET REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Retail net revenues	$516,513	$504,552	$999,554	$973,276
Retail net revenue growth	2.4%	9.7%	2.7%	7.8%
Store count - beginning of period	589	587	585	581
Store openings	2	5	9	16
Store closings	(2)	(2)	(5)	(7)
Store count - end of period[1,2]	589	590	589	590
Store selling square footage at period-end	3,598,000	3,600,000	3,598,000	3,600,000
Store leased square footage (“LSF”) at period-end	5,843,000	5,863,000	5,843,000	5,863,000

[1]	Included in the fiscal 2014 numbers above are 5 stores in Australia and 1 West Elm store in the United Kingdom.
[2]	Included in the fiscal 2013 numbers above are 4 stores in Australia.

	Store Count					Avg. LSF Per Store
	May 4, 2014	Openings	Closings	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Williams-Sonoma	248	–	(1)	247	253	6,600	6,600
Pottery Barn	195	–	–	195	196	13,700	13,800
Pottery Barn Kids	84	1	(1)	84	86	7,700	8,000
West Elm	58	1	–	59	51	14,000	14,600
Rejuvenation	4	–	–	4	4	13,200	13,200

Total	589	2	(2)	589	590	9,900	9,900

Retail net revenues in the second quarter of fiscal 2014 increased $11,961,000, or 2.4%, compared to the second quarter of fiscal 2013, primarily driven by West Elm and Pottery Barn, partially offset by a decrease in Williams-Sonoma.

Retail net revenues for year-to-date 2014 increased $26,278,000, or 2.7%, compared to year-to-date 2013, primarily driven by West Elm and Pottery Barn, partially offset by a decrease in our international franchise operations and Williams-Sonoma.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 3, 2014	% Net Revenues	August 4, 2013	% Net Revenues	August 3, 2014	% Net Revenues	August 4, 2013	% Net Revenues
Cost of goods sold[1]	$657,004	63.2%	$613,285	62.4%	$1,262,926	62.7%	$1,166,908	62.4%

[1]	Includes total occupancy expenses of $148,142,000 and $138,068,000 for the second quarter of fiscal 2014 and second quarter of fiscal 2013, respectively, and $294,581,000 and $271,072,000 for year-to-date 2014 and year-to-date 2013, respectively.

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

Second Quarter of Fiscal 2014 vs. Second Quarter of Fiscal 2013

Cost of goods sold increased by $43,719,000, or 7.1%, in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Cost of goods sold as a percentage of net revenues increased to 63.2% in the second quarter of fiscal 2014 from 62.4% in the second quarter of fiscal 2013. This increase was primarily driven by lower selling margins and occupancy deleverage.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 primarily driven by lower selling margins and occupancy deleverage.

In the retail channel, cost of goods sold as a percentage of net revenues increased in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 primarily driven by occupancy deleverage.

Year-to-Date 2014 vs. Year-to-Date 2013

Cost of goods sold for year-to-date 2014 increased by $96,018,000, or 8.2%, compared to year-to-date 2013. Cost of goods sold as a percentage of net revenues increased to 62.7% for year-to-date 2014 from 62.4% for year-to-date 2013. This increase was primarily driven by lower selling margins and occupancy deleverage.

In the direct-to-customer channel, cost of goods sold as a percentage of net revenues increased for year-to-date 2014 compared to year-to-date 2013 primarily driven by lower selling margins and occupancy deleverage.

In the retail channel, cost of goods sold as a percentage of net revenues increased for year-to-date 2014 compared to year-to-date 2013 primarily driven by occupancy deleverage, partially offset by higher selling margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Dollars in thousands	August 3, 2014	% Net Revenues	August 4, 2013	% Net Revenues	August 3, 2014	% Net Revenues	August 4, 2013	% Net Revenues
Selling, general and administrative expenses	$296,762	28.6%	$290,838	29.6%	$590,844	29.3%	$561,240	30.0%

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

Second Quarter of Fiscal 2014 vs. Second Quarter of Fiscal 2013

Selling, general and administrative expenses increased by $5,924,000, or 2.0%, in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Selling, general and administrative expenses as a percentage of net revenues decreased to 28.6% in the second quarter of fiscal 2014 from 29.6% in the second quarter of fiscal 2013. This decrease as a percentage of net revenues was primarily driven by lower general expenses and advertising efficiency.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 primarily driven by advertising efficiency, partially offset by the deleverage of employment costs.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 primarily driven by lower general expenses, partially offset by the deleverage of employment costs.

Year-to-Date 2014 vs. Year-to-Date 2013

Selling, general and administrative expenses for year-to-date 2014 increased by $29,604,000, or 5.3%, compared to year-to-date 2013. Selling, general and administrative expenses as a percentage of net revenues decreased to 29.3% for year-to-date 2014 from 30.0% for year-to-date 2013. This decrease was primarily driven by advertising efficiency and the leverage of general expenses.

In the direct-to-customer channel, selling, general and administrative expenses as a percentage of net revenues decreased for year-to-date 2014 compared to year-to-date 2013 primarily driven by advertising efficiency.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased for year-to-date 2014 compared to year-to-date 2013 primarily driven by the deleverage of employment costs, partially offset by the leverage of general expenses.

INCOME TAXES

Our effective tax rate was 39.3% for year-to-date 2014 compared to 37.8% for year-to-date 2013, reflecting certain unfavorable income tax matters.

LIQUIDITY AND CAPITAL RESOURCES

As of August 3, 2014, we held $70,574,000 in cash and cash equivalent funds, the majority of which is held in demand deposit accounts, including $60,937,000 held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2014, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, stock repurchases and dividend payments and purchases of property and equipment. In addition to our cash balances on hand, we have a $300,000,000 unsecured revolving line of credit (“credit facility”) that may be used for loans or letters of credit. Prior to December 22, 2016, we may, upon notice to the lenders, request an increase in the credit facility of up to $200,000,000 to provide for a total of $500,000,000 of unsecured revolving credit. During the thirteen and twenty-six weeks ended August 3, 2014 and August 4, 2013, we had no borrowings under the credit facility, and no amounts were outstanding as of August 3, 2014 or August 4, 2013. During the quarter, we redeemed restricted cash deposits of $14,289,000 previously held under collateralized trust agreements. These deposits, which secured potential liabilities associated with our workers’ compensation and other insurance programs, were replaced with standby letters of credit upon redemption. As of August 3, 2014, a total of $17,440,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Additionally, as of August 3, 2014, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which an aggregate of $9,065,000 was outstanding. On August 29, 2014, we renewed all three of our letter of credit facilities for an aggregate of $70,000,000, and each of these facilities now matures on August 28, 2015. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2014. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For year-to-date 2014, net cash provided by operating activities was $10,217,000 compared to $64,063,000 for year-to-date 2013. For year-to-date 2014, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, partially offset by an increase in merchandise inventories as well as a decrease in accounts payable, income taxes payable, and accrued liabilities, due to the timing of payments. This represents a decrease in net cash provided by operating activities, compared to year-to-date 2013, primarily due to a decrease in both accounts payable and accrued liabilities resulting from the timing of payments, partially offset by an increase in net earnings adjusted for non-cash items.

Cash Flows from Investing Activities

For year-to-date 2014, net cash used in investing activities was $68,948,000 compared to $97,415,000 for year-to-date 2013, and was primarily attributable to purchases of property and equipment, partially offset by the redemption of restricted cash deposits we previously held under collateralized trust agreements. Net cash used compared to year-to-date 2013 decreased primarily due to the redemption of restricted cash and a decrease in purchases of property and equipment.

Cash Flows from Financing Activities

For year-to-date 2014, net cash used in financing activities was $200,893,000 compared to $184,315,000 for year-to-date 2013. For year-to-date 2014, net cash used in financing activities was primarily attributable to repurchases of common stock, the payment of dividends and tax withholding payments related to stock-based awards. Net cash used compared to year-to-date 2013 increased primarily due to an increase in tax withholding payments related to stock-based awards.

Stock Repurchase Program and Dividend

See Note F to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividend, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the second quarter of fiscal 2014, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 2, 2014.

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

Interest Rate Risk

Our line of credit facility is the only instrument we hold with a variable interest rate which could, if drawn upon, subject us to risks associated with changes in that interest rate. As of August 3, 2014, there were no amounts outstanding under our credit facility.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of August 3, 2014, our investments, made primarily in demand deposit accounts are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 2% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during the second quarter of fiscal 2014 or the second quarter of fiscal 2013. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail stores in Canada, Australia and the United Kingdom, and operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. While the impact of foreign currency exchange rate fluctuations was not significant in the second quarter of fiscal 2014, as we continue to expand globally, the foreign currency exchange risk related to the transactions of our foreign subsidiaries will increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note G to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of August 3, 2014, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of August 3, 2014 with respect to shares of common stock we repurchased during the second quarter of fiscal 2014. For additional information, please see Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
May 5, 2014 to June 1, 2014	115,830	64.57	115,830	450,434,000
June 2, 2014 to June 29, 2014	451,953	69.33	451,953	419,101,000
June 30, 2014 to August 3, 2014	280,163	71.15	280,163	399,168,000

Total	847,946	69.28	847,946	399,168,000

[1]	In March 2013, our Board of Directors announced a $750,000,000 stock repurchase program. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

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

Date: September 12, 2014