Form 10-Q
period 2014-11-02
WILLIAMS SONOMA INC
filed 2014-12-05
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2014.

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

As of November 30, 2014, 92,089,110 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 2, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars and shares in thousands, except per share amounts	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Net revenues	$1,143,162	$1,051,548	$3,156,594	$2,921,565
Cost of goods sold	711,755	646,160	1,974,681	1,813,068
Gross profit	431,407	405,388	1,181,913	1,108,497
Selling, general and administrative expenses	326,687	312,894	917,531	874,134
Operating income	104,720	92,494	264,382	234,363
Interest (income) expense, net	117	(103)	88	(417)
Earnings before income taxes	104,603	92,597	264,294	234,780
Income taxes	39,695	35,878	102,477	89,676
Net earnings	$64,908	$56,719	$161,817	$145,104
Basic earnings per share	$0.70	$0.59	$1.72	$1.49
Diluted earnings per share	$0.68	$0.58	$1.69	$1.46
Shares used in calculation of earnings per share:
Basic	93,067	95,453	93,862	97,080
Diluted	94,920	97,863	95,603	99,075

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Net earnings	$64,908	$56,719	$ 161,817	$ 145,104
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,880)	941	(937)	(3,555)
Changes in fair value of derivative financial instruments, net of tax	351	119	144	242
Reclassification adjustment for realized gains on derivative financial instruments	(7)	(31)	(527)	(31)
Comprehensive income	$62,372	$57,748	$ 160,497	$ 141,760

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars and shares in thousands, except per share amounts	November 2, 2014	February 2, 2014	November 3, 2013
ASSETS
Current assets
Cash and cash equivalents	$107,703	$330,121	$128,759
Restricted cash	0	14,289	14,283
Accounts receivable, net	63,664	60,330	74,886
Merchandise inventories, net	979,719	813,160	898,625
Prepaid catalog expenses	39,116	33,556	40,613
Prepaid expenses	56,517	35,309	49,317
Deferred income taxes, net	121,380	121,486	99,003
Other assets	14,816	10,852	11,698
Total current assets	1,382,915	1,419,103	1,317,184
Property and equipment, net	866,670	849,293	843,563
Non-current deferred income taxes, net	4,142	13,824	10,931
Other assets, net	50,220	54,514	54,764
Total assets	$2,303,947	$2,336,734	$2,226,442
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$411,232	$404,791	$433,926
Accrued salaries, benefits and other	117,410	138,181	110,116
Customer deposits	265,058	228,193	244,609
Borrowings under revolving line of credit	90,000	0	0
Income taxes payable	4,750	49,365	2,897
Current portion of long-term debt	1,968	1,785	1,793
Other liabilities	46,134	38,781	36,137
Total current liabilities	936,552	861,096	829,478
Deferred rent and lease incentives	168,078	157,856	165,445
Long-term debt	0	1,968	1,968
Other long-term obligations	62,942	59,812	59,506
Total liabilities	1,167,572	1,080,732	1,056,397
Commitments and contingencies
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	0	0	0
Common stock: $.01 par value; 253,125 shares authorized; 92,219, 94,049 and 94,379 shares issued and outstanding at November 2, 2014, February 2, 2014 and November 3, 2013, respectively	923	941	944
Additional paid-in capital	519,783	522,595	515,463
Retained earnings	612,611	729,043	646,450
Accumulated other comprehensive income	5,203	6,524	10,289
Treasury stock, at cost	(2,145)	(3,101)	(3,101)
Total stockholders’ equity	1,136,375	1,256,002	1,170,045
Total liabilities and stockholders’ equity	$2,303,947	$2,336,734	$2,226,442

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
Dollars in thousands	November 2, 2014	November 3, 2013
Cash flows from operating activities:
Net earnings	$161,817	$145,104
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	121,135	111,412
Loss on sale/disposal/impairment of assets	1,581	1,737
Amortization of deferred lease incentives	(18,577)	(19,055)
Deferred income taxes	(13,031)	(10,722)
Tax benefit related to stock-based awards	49,451	14,393
Excess tax benefit related to stock-based awards	(24,408)	(6,617)
Stock-based compensation expense	34,729	28,440
Other	352	0
Changes in:
Accounts receivable	(4,455)	(13,498)
Merchandise inventories	(165,839)	(258,876)
Prepaid catalog expenses	(5,560)	(3,382)
Prepaid expenses and other assets	(22,000)	(28,251)
Accounts payable	8,193	163,592
Accrued salaries, benefits and other current and long-term liabilities	(12,242)	12,017
Customer deposits	36,897	37,519
Deferred rent and lease incentives	18,392	13,833
Income taxes payable	(44,634)	(38,971)
Net cash provided by operating activities	121,801	148,675
Cash flows from investing activities:
Purchases of property and equipment	(131,670)	(145,236)
Restricted cash receipts	14,289	1,772
Proceeds from insurance reimbursements	964	1,418
Other	241	45
Net cash used in investing activities	(116,176)	(142,001)
Cash flows from financing activities:
Repurchase of common stock	(195,235)	(216,369)
Payment of dividends	(95,267)	(82,030)
Borrowings under revolving line of credit	90,000	0
Tax withholdings related to stock-based awards	(53,440)	(14,162)
Excess tax benefit related to stock-based awards	24,408	6,617
Net proceeds related to stock-based awards	3,511	6,541
Repayments of long-term obligations	(1,785)	(1,716)
Other	(4)	(42)
Net cash used in financing activities	(227,812)	(301,161)
Effect of exchange rates on cash and cash equivalents	(231)	(1,309)
Net decrease in cash and cash equivalents	(222,418)	(295,796)
Cash and cash equivalents at beginning of period	330,121	424,555
Cash and cash equivalents at end of period	$107,703	$128,759

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of November 2, 2014 and November 3, 2013, the Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks then ended, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of February 2, 2014, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2014.

The results of operations for the thirteen and thirty-nine weeks ended November 2, 2014 are not necessarily indicative of the operating results of the full year.

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

NOTE B. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 25,760,000 shares. As of November 2, 2014, there were approximately 4,367,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Annual grants are limited to 1,000,000 shares covered by option awards and 400,000 shares covered by stock awards on a per person basis. All grants of option awards made under the Plan have a maximum term of seven years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date. Option awards and stock-awards granted to employees generally vest over a period of four years for service-based awards, and three years for certain performance-based awards. Certain option awards, stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Option and stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member). Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

Stock-Based Compensation Expense

We measure and record stock-based compensation expense for all employee stock-based awards using a fair value method. During the thirteen and thirty-nine weeks ended November 2, 2014, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $12,538,000 and $34,729,000, respectively. During the thirteen and thirty-nine weeks ended November 3, 2013, we recognized total stock-based compensation expense of $9,968,000 and $28,440,000, respectively.

Stock Options

The following table summarizes our stock option activity during the thirty-nine weeks ended November 2, 2014:

Shares
Balance at February 2, 2014	222,488
Granted	0
Exercised	(101,988)
Cancelled	0
Balance at November 2, 2014 (100% vested)	120,500

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the thirty-nine weeks ended November 2, 2014:

Shares
Balance at February 2, 2014	1,859,762
Granted	0
Converted into common stock	(524,507)
Cancelled	(23,950)
Balance at November 2, 2014	1,311,305
Vested at November 2, 2014	1,033,209
Vested plus expected to vest at November 2, 2014	1,234,382

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirty-nine weeks ended November 2, 2014:

Shares
Balance at February 2, 2014	3,079,651
Granted	944,084
Released	(1,533,261)
Cancelled	(169,218)
Balance at November 2, 2014	2,321,256
Vested plus expected to vest at November 2, 2014	1,577,492

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

Dollars and amounts in thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended November 2, 2014
Basic	$64,908	93,067	$0.70
Effect of dilutive stock-based awards		1,853
Diluted	$64,908	94,920	$0.68
Thirteen weeks ended November 3, 2013
Basic	$56,719	95,453	$0.59
Effect of dilutive stock-based awards		2,410
Diluted	$56,719	97,863	$0.58
Thirty-Nine weeks ended November 2, 2014
Basic	$161,817	93,862	$1.72
Effect of dilutive stock-based awards		1,741
Diluted	$161,817	95,603	$1.69
Thirty-Nine weeks ended November 3, 2013
Basic	$145,104	97,080	$1.49
Effect of dilutive stock-based awards		1,995
Diluted	$145,104	99,075	$1.46

There were no stock-based awards excluded from the computation of diluted earnings per share for the thirteen or thirty-nine weeks ended November 2, 2014 and November 3, 2013.

NOTE D. SEGMENT REPORTING

We have two reportable segments, e-commerce (formerly direct-to-customer) and retail. The e-commerce segment has seven merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Rejuvenation and Mark and Graham) which sell our products through our e-commerce websites and direct-mail catalogs. Our e-commerce merchandising concepts are operating segments, which have been aggregated into one reportable segment, e-commerce. The retail segment has five merchandising concepts (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation) which sell our products through our retail stores. Our retail merchandising concepts are operating segments, which have been aggregated into one reportable segment, retail. Management’s expectation is that the overall economic characteristics of each of our operating segments will be similar over time based on management’s judgment that the operating segments have had similar historical economic characteristics and are expected to have similar long-term financial performance in the future.

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

Segment Information

Dollars in thousands	E-commerce[1]	Retail	Unallocated	Total
Thirteen weeks ended November 2, 2014
Net revenues[2]	$ 586,976	$556,186	$0	$1,143,162
Depreciation and amortization expense	8,471	20,344	12,988	41,803
Operating income (loss)	136,617	49,973	(81,870)	104,720
Capital expenditures	5,451	29,005	13,695	48,151
Thirteen weeks ended November 3, 2013
Net revenues[2]	$ 511,874	$539,674	$0	$1,051,548
Depreciation and amortization expense	6,165	19,655	11,760	37,580
Operating income (loss)	117,086	49,300	(73,892)	92,494
Capital expenditures	8,797	26,152	12,510	47,459
Thirty-Nine weeks ended November 2, 2014
Net revenues[2]	$1,600,854	$1,555,740	$0	$3,156,594
Depreciation and amortization expense	23,608	60,062	37,465	121,135
Operating income (loss)	378,365	117,227	(231,210)	264,382
Assets[3]	623,674	1,087,683	592,590	2,303,947
Capital expenditures	28,326	63,253	40,091	131,670
Thirty-Nine weeks ended November 3, 2013
Net revenues[2]	$1,408,615	$1,512,950	$0	$2,921,565
Depreciation and amortization expense	19,087	58,407	33,918	111,412
Operating income (loss)	327,518	117,925	(211,080)	234,363
Assets[3]	540,534	1,034,476	651,432	2,226,442
Capital expenditures	28,496	71,302	45,438	145,236
[1]	Prior to the third quarter of fiscal 2014, we referred to the e-commerce channel as the direct-to-customer channel.
[2]	Includes net revenues of approximately $54.6 million and $51.5 million for the thirteen weeks ended November 2, 2014 and November 3, 2013, respectively, and $161.1 million and $150.0 million for the thirty-nine weeks ended November 2, 2014 and November 3, 2013, respectively, related to our foreign operations.
[3]	Includes approximately $64.4 million and $59.3 million of long-term assets as of November 2, 2014 and November 3, 2013, respectively, related to our foreign operations.

NOTE E. COMMITMENTS AND CONTINGENCIES

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, which are not currently material, are increasing in number as our business expands and our company grows larger. We review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. In view of the inherent difficulty of predicting the outcome of these matters, it may not be possible to determine whether any loss is probable or to reasonably estimate the amount of the loss until the case is close to resolution, in which case no reserve is established until that time. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

NOTE F. STOCK REPURCHASE PROGRAM AND DIVIDEND

Stock Repurchase Program

During the thirteen weeks ended November 2, 2014, we repurchased 1,247,046 shares of our common stock at an average cost of $66.70 per share for a total cost of $83,181,000. During the thirty-nine weeks ended November 2, 2014, we repurchased 2,935,753 shares of our common stock at an average cost of $66.50 per share for a total cost of $195,235,000. As of November 2, 2014, we held treasury stock of $2,145,000 which represents the cost of shares repurchased and designated for reissuance in certain foreign jurisdictions as a result of future stock award exercises or releases.

During the thirteen weeks ended November 3, 2013, we repurchased 1,527,327 shares of our common stock at an average cost of $55.89 per share for a total cost of $85,363,000. During the thirty-nine weeks ended November 3, 2013, we repurchased 3,942,152 shares of our common stock at an average cost of $54.89 per share for a total cost of $216,369,000.

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

Dividend

We declared cash dividends of $0.33 and $0.31 per common share for the thirteen weeks ended November 2, 2014 and November 3, 2013, respectively. We declared cash dividends of $0.99 and $0.93 per common share for the thirty-nine weeks ended November 2, 2014 and November 3, 2013, respectively.

NOTE G. DERIVATIVE FINANCIAL INSTRUMENTS

Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to foreign currency exchange rate fluctuations. However, we are exposed to foreign currency exchange risk related to the transactions of our foreign subsidiaries. While the impact of foreign currency exchange rate fluctuations was not significant in the third quarter of fiscal 2014, as we continue to expand globally, the foreign currency exchange risk related to the transactions of our foreign subsidiaries will increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes.

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

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges generally have terms of up to 12 months. The forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of either the hedged forecasted inventory purchase occurs or the respective contracts reach maturity. Subsequently, as the inventory is sold to the customer, we reclassify the amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges or “forward points” are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in other income (expense), net. Based on the rates in effect as of November 2, 2014, we expect to reclassify a net gain of approximately $484,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency contracts to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains (losses) related to these contracts are recognized in other income (expense), net.

As of November 2, 2014, and November 3, 2013, we had foreign currency forward contracts outstanding (in U.S. dollars) as follows:

Dollars in thousands	November 2, 2014	November 3, 2013
Contracts to sell Canadian dollars and buy U.S. dollars
Contracts designated as cash flow hedges	$14,600	$18,000
Contracts not designated as cash flow hedges [1]	$0	$5,800
Contracts to sell Australian dollars and buy U.S. dollars
Contracts not designated as cash flow hedges	$14,000	$7,000

[1]	These contracts are no longer designated as cash flow hedges as the related inventory purchases have occurred.

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in other income (expense), net. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and thirty-nine weeks ended November 2, 2014 and November 3, 2013.

The effect of derivative instruments in our Condensed Consolidated Financial Statements, pre-tax, was as follows:

Dollars in thousands	Thirteen Weeks Ended November 2, 2014	Thirteen Weeks Ended November 3, 2013	Thirty-Nine Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 3, 2013
Net gain recognized in OCI	$472	$119	$270	$242
Net gain reclassified from OCI into cost of goods sold	7	31	527	31
Net foreign exchange gain (loss) recognized in other income (expense):
Instruments designated as cash flow hedges [1]	(36)	(36)	(123)	(78)
Instruments not designated or de-designated during the period [2]	(482)	(291)	138	(69)

[1]	Changes in fair value of the forward contract related to interest charges or “forward points.”
[2]	Changes in fair value subsequent to de-designation for instruments no longer designated as cash flow hedges, and changes in fair value related to instruments not designated as cash flow hedges.

The fair values of our derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 inputs as defined by the fair value hierarchy described in Note H.

Dollars in thousands	Balance sheet location	November 2, 2014	November 3, 2013
Derivatives designated as hedging instruments:
Cash flow hedge foreign currency forward contracts	Other current assets	$372	$79
Cash flow hedge foreign currency forward contracts	Other current liabilities	0	0

Total		$372	$79

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$0	$106
Foreign currency forward contracts	Other current liabilities	(9)	0

Total		$(9)	$106

We record all derivative assets and liabilities on a gross basis. They do not meet the balance sheet netting criteria as discussed in ASC 210, Balance Sheet, because we do not have master netting agreements established with our derivative counterparties that would allow for net settlement.

Amounts recorded within accumulated other comprehensive income (“AOCI”) associated with our derivative instruments were as follows:

Dollars in thousands	Thirteen Weeks Ended November 2, 2014	Thirteen Weeks Ended November 3, 2013	Thirty-Nine Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 3, 2013
AOCI beginning balance amount of gain	$19	$123	$741	$0
Amounts recognized in OCI before reclassifications	472	119	270	242
Amounts reclassified from OCI into cost of goods sold	(7)	(31)	(527)	(31)

AOCI ending balance amount of gain	$484	$211	$484	$211

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

There were no transfers between Level 1 and Level 2 categories during the thirteen and thirty-nine weeks ended November 2, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our compliance with our financial covenants; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended February 2, 2014, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing eight distinct merchandise strategies – Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams-Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 603 stores. Williams-Sonoma, Inc. currently operates in the United States, Canada, Australia and the United Kingdom, offers international shipping to customers worldwide, and has unaffiliated franchisees that operate stores in the Middle East and the Philippines.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended November 2, 2014 (“third quarter of fiscal 2014”), as compared to the thirteen weeks ended November 3, 2013 (“third quarter of fiscal 2013”) and the thirty-nine weeks ended November 2, 2014 (“year-to-date 2014”), as compared to the thirty-nine weeks ended November 3, 2013 (“year-to-date 2013”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Prior to the third quarter of fiscal 2014, we referred to the e-commerce channel as the direct-to-customer channel.

Third Quarter of Fiscal 2014 Financial Results

In the third quarter of fiscal 2014, our net revenues increased 8.7% to $1,143,162,000, compared to $1,051,548,000 in the third quarter of fiscal 2013, with comparable brand revenue growth of 8.7%. Diluted earnings per share in the third quarter of fiscal 2014 increased to $0.68, versus $0.58 in the third quarter of fiscal 2013, and we returned $114,452,000 to our stockholders through stock repurchases and dividends.

E-commerce (formerly direct-to-customer) net revenues in the third quarter of fiscal 2014 increased $75,102,000, or 14.7%, compared to the third quarter of fiscal 2013, with increases in all brands, primarily driven by Pottery Barn and West Elm. E-commerce net revenues generated 51% of our total company net revenues in the third quarter of fiscal 2014 compared to 49% in the third quarter of fiscal 2013.

Retail net revenues in the third quarter of fiscal 2014 increased $16,512,000, or 3.1%, compared to the third quarter of fiscal 2013, primarily driven by West Elm and Pottery Barn, partially offset by a decrease in Williams-Sonoma due to eight fewer stores in the third quarter of fiscal 2014.

In Pottery Barn, our largest brand, comparable brand revenues increased 7.0% in the third quarter of fiscal 2014 on top of 8.4% in the third quarter of fiscal 2013, driven by strength across our proprietary upholstery collections and unique proprietary bedroom furniture collections. In the Williams-Sonoma brand, comparable brand revenues increased 4.3% in the third quarter of fiscal 2014, on top of 1.4% in the third quarter of fiscal 2013, with solid performance across the tools, cutlery, entertaining and tabletop product categories. Proprietary and exclusive product introductions also contributed to the brand’s net revenue growth. In West Elm, comparable brand revenues increased 17.4% in the third quarter of fiscal 2014, on top of 22.2% in the third quarter of fiscal 2013, as brand growth continued to be broad-based across categories. In Pottery Barn Kids, comparable brand revenues increased 8.6% in the third quarter of fiscal 2014, on top of 3.9% in the third quarter of fiscal 2013, with strong performance in our nursery and furniture businesses. In PBteen, comparable brand revenues increased 11.7% in the third quarter of fiscal 2014, on top of 16.7% in the third quarter of fiscal 2013, with solid results across furniture, textiles and decorative accessories.

Results of Operations

NET REVENUES

Net revenues consist of e-commerce and retail net revenues. E-commerce net revenues include sales of merchandise to customers through our e-commerce websites and our catalogs, as well as shipping fees. Retail net revenues include sales of merchandise to customers at our retail stores, as well as shipping fees on any products shipped to our customers’ homes. Shipping fees consist of revenue received from customers for delivery of merchandise to their homes. Revenues are presented net of sales returns and other discounts.

The following table summarizes our net revenues for the third quarter of fiscal 2014 and fiscal 2013, and year-to-date 2014 and 2013:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	November 2, 2014	% Total	November 3, 2013	% Total	November 2, 2014	% Total	November 3, 2013	% Total
E-commerce net revenues	$586,976	51.3%	$511,874	48.7%	$1,600,854	50.7%	$1,408,615	48.2%
Retail net revenues	556,186	48.7%	539,674	51.3%	1,555,740	49.3%	1,512,950	51.8%

Net revenues	$1,143,162	100.0%	$1,051,548	100.0%	$3,156,594	100.0%	$2,921,565	100.0%

Net revenues in the third quarter of fiscal 2014 increased by $91,614,000, or 8.7%, compared to the third quarter of fiscal 2013, with comparable brand revenue growth of 8.7%. This increase was primarily driven by the West Elm and Pottery Barn brands.

Net revenues for year-to-date 2014 increased by $235,029,000, or 8.0%, compared to year-to-date 2013, with comparable brand revenue growth of 8.1% and increases in all brands, led by the West Elm and Pottery Barn brands.

Comparable Brand Revenue Growth

Comparable brand revenues include e-commerce sales and retail comparable store sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Outlet comparable store net revenues are included in their respective brands. Sales related to our international franchised stores have been excluded as these stores are not operated by us. Comparable stores are defined as permanent stores in which gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days.

Percentages represent changes in comparable brand revenues compared to the same period in the prior year.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Comparable brand revenue growth	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Pottery Barn	7.0%	8.4%	7.0%	8.6%
Williams-Sonoma	4.3%	1.4%	4.5%	0.9%
Pottery Barn Kids	8.6%	3.9%	7.5%	6.2%
West Elm	17.4%	22.2%	17.6%	17.1%
PBteen	11.7%	16.7%	7.1%	16.4%

Williams-Sonoma, Inc.	8.7%	8.2%	8.1%	8.0%

E-COMMERCE NET REVENUES

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
E-commerce net revenues	$586,976	$511,874	$1,600,854	$1,408,615
E-commerce net revenue growth	14.7%	14.5%	13.6%	14.0%

E-commerce net revenues in the third quarter of fiscal 2014 increased $75,102,000, or 14.7%, compared to the third quarter of fiscal 2013, with increases in all brands, primarily driven by Pottery Barn and West Elm. E-commerce net revenues generated 51% of our total company net revenues in the third quarter of fiscal 2014 compared to 49% in the third quarter of fiscal 2013.

E-commerce net revenues for year-to-date 2014 increased $192,239,000, or 13.6%, compared to year-to-date 2013, with increases across all brands. This growth was primarily led by Pottery Barn and West Elm.

RETAIL NET REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Retail net revenues	$556,186	$539,674	$1,555,740	$1,512,950
Retail net revenue growth	3.1%	8.5%	2.8%	8.0%
Store count - beginning of period	589	590	585	581
Store openings	17	8	26	24
Store closings	(3)	(3)	(8)	(10)
Store count - end of period[1,2]	603	595	603	595
Store selling square footage at period-end	3,688,000	3,632,000	3,688,000	3,632,000
Store leased square footage (“LSF”) at period-end	5,988,000	5,908,000	5,988,000	5,908,000

[1]	Included in the fiscal 2014 numbers above are 9 stores in Australia and 1 store in the United Kingdom.
[2]	Included in the fiscal 2013 numbers above are 5 stores in Australia.

	Store Count					Avg. LSF Per Store
	August 3, 2014	Openings	Closings	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Williams-Sonoma	247	3	(2)	248	256	6,600	6,600
Pottery Barn	195	3	–	198	196	13,700	13,800
Pottery Barn Kids	84	2	(1)	85	84	7,700	8,000
West Elm	59	9	–	68	55	13,800	14,300
Rejuvenation	4	–	–	4	4	13,200	13,200

Total	589	17	(3)	603	595	9,900	9,900

Retail net revenues in the third quarter of fiscal 2014 increased $16,512,000, or 3.1%, compared to the third quarter of fiscal 2013, primarily driven by West Elm and Pottery Barn, partially offset by a decrease in Williams-Sonoma due to eight fewer stores compared to the third quarter of fiscal 2013.

Retail net revenues for year-to-date 2014 increased $42,790,000, or 2.8%, compared to year-to-date 2013, primarily driven by West Elm and Pottery Barn, partially offset by a decrease in Williams-Sonoma due to eight fewer stores compared to year-to-date 2013 and our international franchise operations.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	November 2, 2014	% Net Revenues	November 3, 2013	% Net Revenues	November 2, 2014	% Net Revenues	November 3, 2013	% Net Revenues
Cost of goods sold[1]	$711,755	62.3%	$646,160	61.4%	$1,974,681	62.6%	$1,813,068	62.1%
[1]	Includes total occupancy expenses of $153,975,000 and $141,892,000 for the third quarter of fiscal 2014 and the third quarter of fiscal 2013, respectively, and $448,556,000 and $412,964,000 for year-to-date 2014 and year-to-date 2013, respectively.

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

Within our reportable segments, the e-commerce channel does not incur freight-to-store or store occupancy expenses, and typically operates with lower markdowns and inventory shrinkage than the retail channel. However, the e-commerce channel incurs higher customer shipping, damage and replacement costs than the retail channel.

Third Quarter of Fiscal 2014 vs. Third Quarter of Fiscal 2013

Cost of goods sold increased by $65,595,000, or 10.2%, in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. Cost of goods sold as a percentage of net revenues increased to 62.3% in the third quarter of fiscal 2014 from 61.4% in the third quarter of fiscal 2013. This increase was primarily driven by lower selling margins.

In the e-commerce channel, cost of goods sold as a percentage of net revenues increased in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 primarily driven by lower selling margins.

In the retail channel, cost of goods sold as a percentage of net revenues increased in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 primarily driven by occupancy deleverage.

Year-to-Date 2014 vs. Year-to-Date 2013

Cost of goods sold for year-to-date 2014 increased by $161,613,000, or 8.9%, compared to year-to-date 2013. Cost of goods sold as a percentage of net revenues increased to 62.6% for year-to-date 2014 from 62.1% for year-to-date 2013. This increase was primarily driven by lower selling margins.

In the e-commerce channel, cost of goods sold as a percentage of net revenues increased for year-to-date 2014 compared to year-to-date 2013 primarily driven by lower selling margins and occupancy deleverage.

In the retail channel, cost of goods sold as a percentage of net revenues increased for year-to-date 2014 compared to year-to-date 2013 primarily driven by occupancy deleverage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Dollars in thousands	November 2, 2014	% Net Revenues	November 3, 2013	% Net Revenues	November 2, 2014	% Net Revenues	November 3, 2013	% Net Revenues
Selling, general and administrative expenses	$326,687	28.6%	$312,894	29.8%	$917,531	29.1%	$874,134	29.9%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution warehouses, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.

We experience differing employment and advertising costs as a percentage of net revenues within the retail and e-commerce channels due to their distinct distribution and marketing strategies. Store employment costs represent a greater percentage of retail net revenues than employment costs as a percentage of net revenues within the e-commerce channel. However, advertising expenses are higher within the e-commerce channel than in the retail channel.

Third Quarter of Fiscal 2014 vs. Third Quarter of Fiscal 2013

Selling, general and administrative expenses increased by $13,793,000, or 4.4%, in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. Selling, general and administrative expenses as a percentage of net revenues decreased to 28.6% in the third quarter of fiscal 2014 from 29.8% in the third quarter of fiscal 2013. This decrease as a percentage of net revenues was primarily driven by advertising efficiency, lower general expenses and the leverage of employment costs.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues decreased in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 primarily driven by advertising efficiency and the leverage of both employment costs and general expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 primarily driven by lower general expenses, partially offset by the deleverage of employment costs.

Year-to-Date 2014 vs. Year-to-Date 2013

Selling, general and administrative expenses for year-to-date 2014 increased by $43,397,000, or 5.0%, compared to year-to-date 2013. Selling, general and administrative expenses as a percentage of net revenues decreased to 29.1% for year-to-date 2014 from 29.9% for year-to-date 2013. This decrease was primarily driven by advertising efficiency and lower general expenses.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues decreased for year-to-date 2014 compared to year-to-date 2013 primarily driven by advertising efficiency.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues remained relatively flat for year-to-date 2014 compared to year-to-date 2013 primarily due to higher employment costs, offset by lower general expenses.

INCOME TAXES

Our effective tax rate was 38.8% for year-to-date 2014 compared to 38.2% for year-to-date 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of November 2, 2014, we held $107,703,000 in cash and cash equivalent funds, the majority of which is held in demand deposit accounts, including $61,074,000 held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2014, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, stock repurchases and dividend payments and purchases of property and equipment. In addition to our cash balances on hand, we have an unsecured revolving line of credit (“credit facility”) that may be used for borrowing loans or issuing letters of credit. As of November 2, 2014, we had borrowings of $90,000,000 outstanding under the credit facility, all of which were repaid in the fourth quarter of fiscal 2014. We had no borrowings under the credit facility as of November 3, 2013. On November 19, 2014, we entered into the Sixth Amended and Restated Credit Agreement that amends and replaces our previous agreement. The new credit facility provides for a $500,000,000 unsecured revolving line of credit that may be used for borrowing loans or issuing letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000 to provide for a total of $750,000,000 of unsecured revolving credit, at such lenders’ option.

During the year, we redeemed restricted cash deposits of $14,289,000 previously held under collateralized trust agreements. These deposits, which secured potential liabilities associated with our workers’ compensation and other insurance programs, were replaced with standby letters of credit upon redemption. As of November 2, 2014, a total of $17,440,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Additionally, as of November 2, 2014, we had three unsecured letter of credit reimbursement facilities, which were amended during the quarter, for a total of $70,000,000, of which an aggregate of $8,764,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants and, based on our current projections, we expect to remain in compliance throughout fiscal 2014. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For year-to-date 2014, net cash provided by operating activities was $121,801,000 compared to $148,675,000 for year-to-date 2013. For year-to-date 2014, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items and an increase in customer deposits, partially offset by an increase in merchandise inventories as well as a decrease in income taxes payable due to the timing of payments. This represents a decrease in net cash provided by operating activities, compared to year-to-date 2013, primarily due to a decrease in accounts payable resulting from the timing of payments, partially offset by a decrease in merchandise inventory purchases and an increase in net earnings adjusted for non-cash items.

Cash Flows from Investing Activities

For year-to-date 2014, net cash used in investing activities was $116,176,000 compared to $142,001,000 for year-to-date 2013, and was primarily attributable to purchases of property and equipment, partially offset by the redemption of restricted cash deposits we previously held under collateralized trust agreements. Net cash used compared to year-to-date 2013 decreased primarily due to a decrease in purchases of property and equipment and the redemption of restricted cash deposits.

Cash Flows from Financing Activities

For year-to-date 2014, net cash used in financing activities was $227,812,000 compared to $301,161,000 for year-to-date 2013. For year-to-date 2014, net cash used in financing activities was primarily attributable to repurchases of common stock, the payment of dividends and tax withholding payments related to stock-based awards, partially offset by borrowings under our revolving line of credit. Net cash used compared to year-to-date 2013 decreased primarily due to borrowings under our revolving line of credit in 2014, partially offset by an increase in tax withholding payments related to stock-based awards.

Stock Repurchase Program and Dividend

See Note F to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividend, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2014, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 2, 2014.

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

Interest Rate Risk

Our line of credit facility is the only instrument we hold with a variable interest rate which subjects us to interest rate risk. As of November 2, 2014, we had borrowings of $90,000,000 outstanding under our credit facility, all of which were repaid in the fourth quarter of fiscal 2014. If the interest rate on this existing variable rate debt instrument rose 10%, our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of November 2, 2014, our investments, made primarily in demand deposit accounts, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 2% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any currency risks related to these international purchase transactions were not significant to us during the third quarter of fiscal 2014 or the third quarter of fiscal 2013. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail stores in Canada, Australia and the United Kingdom, and operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. While the impact of foreign currency exchange rate fluctuations was not significant in the third quarter of fiscal 2014, as we continue to expand globally, the foreign currency exchange risk related to the transactions of our foreign subsidiaries will increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note G to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of November 2, 2014, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of November 2, 2014 with respect to shares of common stock we repurchased during the third quarter of fiscal 2014. For additional information, please see Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
August 4, 2014 to August 31, 2014	121,305	$70.89	121,305	$390,569,000
September 1, 2014 to September 28, 2014	706,367	$66.42	706,367	$343,649,000
September 29, 2014 to November 2, 2014	419,374	$65.96	419,374	$315,987,000

Total	1,247,046	$66.70	1,247,046	$315,987,000

[1]	In March 2013, our Board of Directors announced a $750,000,000 stock repurchase program. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1	First Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 29, 2014
10.2	First Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 29, 2014
10.3	First Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 29, 2014
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie P. Whalen
Julie P. Whalen
Chief Financial Officer

Date: December 5, 2014