Form 10-K
period 2015-02-01
WILLIAMS SONOMA INC
filed 2015-04-02
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2015.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of August 3, 2014, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was 6,206,368,000. It is assumed for purposes of this computation that an affiliate includes all persons as of August 3, 2014 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the Williams-Sonoma, Inc. Stock Fund within the registrant’s 401(k) Plan.

As of March 30, 2015, 91,642,370 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the letters to stockholders contained in this Annual Report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, statements related to: projections of earnings, revenues, growth and other financial items; the strength and growth of our business and our brands; our beliefs about our competitive position, relative performance and our ability to leverage our competitive advantages; the plans, strategies, initiatives and objectives of management for future operations; our brands and our products, including our ability to introduce new brands, new products and product lines and bring in new customers; our belief that our direct-mail catalogs and the Internet act as a cost-efficient means of testing market acceptance of new products and new brands; the complementary nature of our e-commerce and retail channels; our marketing efforts; our global business, including franchising and other third party arrangements in the Middle East, the Philippines and Mexico, and operations in Australia and the United Kingdom; our ability to attract new customers; the seasonal variations in demand; our ability to recruit, retain and motivate skilled personnel; our belief in the reasonableness of the steps taken to protect the security and confidentiality of the information we collect; our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; our belief in the ultimate resolution of current legal proceedings; the payment of dividends; our stock repurchase program; our long-term strategic growth initiatives; investing in our e-commerce platform, our supply chain initiatives and new stores; our longer-term growth initiatives; the growth opportunities of our brands and overall business; penetration of our e-commerce channel; our position to deliver on our growth initiatives; our capital allocation strategy in fiscal 2015; our planned use of cash in fiscal 2015; our compliance with financial covenants; our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations over the next 12 months; our belief regarding the effects of potential losses under our indemnification obligations; the impact of inflation; the effects of changes in our inventory reserves; the impact of new accounting pronouncements; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

FISCAL YEAR ENDED FEBRUARY 1, 2015

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

Today, Williams-Sonoma, Inc. is one of the United States’ largest e-commerce retailers with some of the best known and most beloved brands in home furnishings. We currently operate retail stores in the United States, Canada, Puerto Rico, Australia, and the United Kingdom, and franchise our brands to third parties in a number of countries in the Middle East and the Philippines. Our products are also available to customers through our catalogs and online worldwide.

Williams-Sonoma

From the beginning, our namesake brand, Williams-Sonoma, has been bringing people together around food. A leading specialty retailer of high-quality products for the kitchen and home, the brand seeks to provide world-class service and an engaging customer experience. Williams-Sonoma products include everything for cooking, dining and entertaining, including: cookware, tools, electrics, cutlery, tabletop and bar, outdoor, furniture and a vast library of cookbooks. The brand also includes Williams-Sonoma Home, a premium concept that offers classic home furnishings and decorative accessories, extending the Williams-Sonoma lifestyle beyond the kitchen into every room of the home.

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

Mark and Graham

Launched in late 2012, Mark and Graham is designed to be a premier destination for personalized gift buying. With over 100 monograms and font types to choose from, a Mark and Graham purchase is uniquely personal. The brand’s product lines include women’s and men’s accessories, small leather goods, jewelry, key item apparel, paper, entertaining and bar, home décor, and seasonal items.

E-COMMERCE OPERATIONS

Prior to the third quarter of fiscal 2014, we referred to the e-commerce channel as the direct-to-customer channel. As of February 1, 2015, the e-commerce channel had the following merchandising strategies: Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams-Sonoma Home, Rejuvenation and Mark and Graham, which sell our products through our e-commerce websites and direct-mail catalogs. We offer shipping from many of our brands to countries worldwide, while our catalogs reach customers across the U.S. and Australia. Of our merchandising strategies, the Pottery Barn brand and its extensions continue to be the largest source of revenue in the e-commerce channel. The e-commerce channel complements the retail channel by building brand awareness and acting as an effective advertising vehicle. In addition, we believe that our e-commerce websites and our direct-mail catalogs act as a cost-efficient means of testing market acceptance of new products and new brands. Leveraging these insights and our multi-channel positioning, our marketing efforts, including the use of online advertising and the circulation of catalogs, are targeted toward driving sales to all of our channels, including retail. Consistent with our published privacy policies, we send our catalogs to addresses from our proprietary customer list, as well as to addresses from lists of other mail order direct marketers, magazines and companies with which we establish a business relationship. In accordance with prevailing industry practice and our privacy policies, we may also rent our list to select mailers. Our customer mailings are continually updated to include new prospects and to eliminate non-responders.

Detailed financial information about the e-commerce channel is found in Note L to our Consolidated Financial Statements.

RETAIL STORES

As of February 1, 2015, the retail channel had the following merchandising strategies: Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation, operating 601 stores comprised of 562 stores in 44 states, Washington, D.C., and Puerto Rico, 25 stores in Canada, 13 stores in Australia and 1 store in the United Kingdom. This represents 243 Williams-Sonoma, 199 Pottery Barn, 85 Pottery Barn Kids, 69 West Elm and 5 Rejuvenation stores.

We also have multi-year franchise agreements with third parties that currently operate 30 franchised stores in a number of countries in the Middle East and the Philippines. Additionally, in fiscal 2014, we entered into a franchise agreement with an unaffiliated franchisee to operate stores and e-commerce websites in Mexico, beginning in 2015. The retail business complements the e-commerce business by building brand awareness and attracting new customers to our brands. Our retail stores serve as billboards for our brands, which we believe inspires our customers to shop online and through our catalogs.

Detailed financial information about the retail channel is found in Note L to our Consolidated Financial Statements.

SUPPLIERS

We purchase our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 4% of our purchases during fiscal 2014. Approximately 64% of our merchandise purchases in fiscal 2014 were sourced from foreign vendors in 51 countries, predominantly in Asia and Europe, of which approximately 98% were negotiated and paid for in U.S. dollars.

COMPETITION AND SEASONALITY

The specialty retail business is highly competitive. Our specialty retail stores, e-commerce websites and direct-mail catalogs compete with other retailers, including large department stores, discount retailers, other specialty retailers offering home-centered assortments, other e-commerce websites and other direct-mail catalogs. The substantial sales growth in the direct-to-customer industry within the last decade, particularly in e-commerce, has encouraged the entry of many new competitors and an increase in competition from established companies. In addition, we face increased competition from discount retailers who, in the past, may not have competed with us or to this degree. We compete on the basis of our brand authority, the quality of our merchandise, service to our customers, our proprietary customer list, our e-commerce websites and our marketing capabilities, as well as the location and appearance of our stores. We believe that we compare favorably with many of our current competitors with respect to some or all of these factors.

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

EMPLOYEES

As of February 1, 2015, we had approximately 26,800 employees, of whom approximately 8,700 were full-time. During the fiscal 2014 holiday selling season (defined as the period from October through December), we hired approximately 8,800 temporary employees primarily in our retail stores, customer care centers and distribution centers.

TRADEMARKS, COPYRIGHTS, PATENTS AND DOMAIN NAMES

We own and/or have applied to register 75 separate trademarks and service marks. We own and/or have applied to register our key brand names as trademarks in the U.S. and 91 additional jurisdictions. Exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries and franchisees under license. These marks include our core brand names as well as brand names for selected products and services. The core brand names in particular, including “Williams-Sonoma,” the Williams-Sonoma Grande Cuisine logo, “Pottery Barn,” “pottery barn kids,” “PBteen,” “west elm,” “Williams-Sonoma Home,” “Rejuvenation” and “Mark and Graham” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications, website designs and store designs, among other things, which are also used by our subsidiaries and franchisees under license. We hold patents on certain product functions and product designs. Patents are generally valid for 14 to 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,”

“potterybarnkids.com,” “pbteen.com,” “westelm.com,” “wshome.com,” “williams-sonomainc.com,” “rejuvenation.com” and “markandgraham.com.” Collectively, the trademarks, copyrights, trade dress rights and domain names that we hold are of material importance to us.

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0213. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Williams-Sonoma, Inc. and other companies that file materials electronically with the SEC. Our annual reports, Forms 10-K, Forms 10-Q, Forms 8-K and proxy and information statements are also available, free of charge, on our website at www.williams-sonomainc.com.

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

Declines in general economic conditions, and the resulting impact on consumer confidence and consumer spending, could adversely impact our results of operations.

Our financial performance is subject to declines in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may deteriorate significantly, and could remain depressed for an extended period of time. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is limited, unemployment rates increase or there is economic uncertainty. An uncertain economic environment could also cause our vendors to go out of business or our banks to discontinue lending to us or our vendors, or it could cause us to undergo restructurings, any of which would adversely impact our business and operating results.

We are unable to control many of the factors affecting consumer spending, and declines in consumer spending on home furnishings and kitchen products in general could reduce demand for our products.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. In particular, past economic downturns have led to decreased discretionary spending, which adversely impacted our business. In addition, periods of decreased home purchases typically lead to decreased consumer spending on home products. These factors have affected, and may in the future affect, our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending have reduced and may in the future reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

If we are unable to identify and analyze factors affecting our business, anticipate changing consumer preferences and buying trends, and manage our inventory commensurate with customer demand, our sales levels and operating results may decline.

Our success depends, in large part, upon our ability to identify and analyze factors affecting our business and to anticipate and respond in a timely manner to changing merchandise trends and customer demands. For example, in the specialty home products business, style and color trends are constantly evolving. Consumer preferences cannot be predicted with certainty and may change between selling seasons. Changes in customer preferences and buying trends may also affect our brands differently. We must be able to stay current with preferences and trends in our brands and address the customer tastes for each of our target customer demographics. We must also be able to identify and adjust the customer offerings in our brands to cater to customer demands. For example, a change in customer preferences for children’s room furnishings may not correlate to a similar change in buying trends for other home furnishings. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly or may be delayed while we work to fill backorders. We may be required to mark down certain products to sell any excess inventory or to sell such inventory through our outlet stores or other liquidation channels at prices which are significantly lower than our retail prices, any of which would negatively impact our business and operating results.

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

A significant portion of our customer orders are placed through our e-commerce websites or through our customer care centers. In addition, a significant portion of sales made through our retail channel require the collection of certain customer data, such as credit card information. In order for our sales channels to function successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information and other personal information on our customers, securely over public and private networks. Third parties may have or develop the technology or knowledge to breach, disable, disrupt or interfere with our systems or processes or those of our vendors. Although we take the security of our systems and the privacy of our customers’ confidential information seriously, and we believe we take reasonable steps to protect the security and confidentiality of the information we collect, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. The techniques used to obtain unauthorized access to systems change frequently and are not often recognized until after they have been launched. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our information systems, including our e-commerce websites or stores, and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation, regulatory investigations and other significant liabilities. Such a breach could also seriously disrupt, slow or hinder our operations and harm our reputation and customer relationships, any of which could harm our business.

In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft. As our business expands globally, we are subject to data privacy and other similar laws in various foreign jurisdictions. If we are the target of a cybersecurity attack resulting in unauthorized disclosure of our customer data, we may be required to undertake costly notification procedures. Compliance with these laws will likely increase the costs of doing business. If we fail to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies, which could be significantly in excess of our insurance coverage and could harm our business.

If we are unable to effectively manage our e-commerce business, our reputation and operating results may be harmed.

Our e-commerce channel has been our fastest growing business over the last several years and is a significant part of our sales and profits. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control. We must continually respond to changing consumer preferences and buying trends relating to e-commerce usage. Our success in e-commerce has been strengthened in part by our ability to understand the buying trends of visitors to our websites and to personalize the experience they have with us. We also utilize interest-based advertising to target internet users whose behavior indicates they might be interested in our products. Current or future legislation may reduce or restrict our ability to use these certain techniques, which could reduce the effectiveness of our marketing efforts.

We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce websites, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, evolving creative user interfaces and other e-commerce marketing trends such as paid search, re-targeting, and the proliferation of mobile usage, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales or margin in our e-commerce business, as well as damage our reputation and brands.

Our dependence on foreign vendors and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.

Approximately 64% of our merchandise purchases in fiscal 2014 were sourced from foreign venders in 51 countries, predominantly in Asia and Europe. Our dependence on foreign vendors means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Although approximately 98% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, the rising cost of labor in the countries in which our foreign vendors operate has resulted in increases in our costs of doing business. Any further increases in the cost of living in such countries may result in additional increases in our costs or in our foreign vendors going out of business.

We, and our foreign vendors, are also subject to other risks and uncertainties associated with changing economic and political conditions outside of the United States. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), foreign government regulations, employment matters, wars and fears of war, political unrest, natural disasters, regulations to address climate change and other trade restrictions. We cannot predict whether any of the countries from which our raw materials or products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including labor disputes resulting in work disruption

(such as the disruptions at the west coast ports in early 2015), the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost, reduce the supply of merchandise available to us, or result in excess inventory if merchandise is received after the planned or appropriate selling season, all of which could adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions. In addition, an economic downturn, or failure of foreign markets, may result in financial instabilities for our foreign vendors, which may cause our foreign vendors to decrease production, discontinue selling to us, or cease operations altogether. Our global operations in Asia, Australia and Europe could also be affected by changing economic and political conditions in foreign countries, either of which could have a negative effect on our business, financial condition and operating results.

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

We depend on foreign vendors and third party agents for timely and effective sourcing of our merchandise, and we may not be able to acquire products in sufficient quantities and at acceptable prices to meet our needs, which would impact our operations and financial results.

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

Any inability to acquire suitable merchandise on acceptable terms or the loss of one or more of our foreign vendors or third party agents could have a negative effect on our business and operating results because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new third party agents or vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those we currently purchase.

In addition, we are subject to certain risks that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable, including risks related to the availability of raw materials, labor disputes, work disruptions or stoppages, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, general economic and political conditions and regulations to address climate change.

If our vendors fail to adhere to our quality control standards, we may delay a product launch or recall a product, which could damage our reputation and negatively affect our operations and financial results.

Our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an increase in our routine insurance and litigation costs. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a recall, which could damage our reputation and brands, and harm our business. Additionally, changes to the legislative or regulatory framework regarding product safety or quality may subject companies like ours to more product recalls and result in higher recall-related expenses. Any recalls or other safety issues could harm our brands’ images and negatively affect our business and operating results.

Our efforts to expand globally may not be successful and could negatively impact the value of our brands.

We are currently growing our business and increasing our global presence by opening new stores outside of the United States, expanding our franchise operations, and offering shipping globally through third party vendors. In fiscal 2013 we opened our first company-owned retail stores and launched e-commerce sites outside of North America as part of our overall global expansion strategy. While our global expansion to date has been a small part of our business, we plan to continue to increase the number of stores we open both directly and through our franchise arrangements. We have limited experience with global sales, understanding consumer preferences and anticipating buying trends in different countries, and marketing to customers overseas. Moreover, global awareness of our brands and our products may not be high. Consequently, we may not be able to successfully compete with established brands in these markets and our global sales may not result in the revenues we anticipate. Also, our products may not be accepted, either due to foreign legal requirements or due to different consumer tastes and trends. If our global growth initiatives are not successful, or if we or any of our third party vendors fail to comply with any applicable regulations or laws, the value of our brands may be harmed and our future opportunities for global growth may be negatively affected. Further, the administration of our global expansion may divert management attention and require more resources than we expect. In addition, we are exposed to foreign currency exchange rate risk with respect to our operations denominated in currencies other than the U.S. dollar. Our retail stores in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe expose us to market risk associated with foreign currency exchange rate fluctuations. Although we use instruments to hedge certain foreign currency risks, such hedges may not succeed in offsetting all of the impact of foreign currency rate volatility and generally only delay such impact on our business and financial results. Further, because we do not hedge against all of our foreign currency exposure our business will continue to be susceptible to foreign currency fluctuations. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of the transactions that we enter into, the currency exchange rates associated with these exposures, changes in those rates and whether we have entered into foreign currency hedge contracts to offset these exposures. All of these factors could materially impact our results of operations, financial position and cash flows.

We have two franchise agreements with unaffiliated franchisees to operate stores in the Middle East and the Philippines. Under these agreements, our franchisees operate stores that sell goods purchased from us under our brand names. In fiscal 2014, we entered into a franchise agreement with an additional unaffiliated franchisee to operate stores and e-commerce websites in Mexico, beginning in 2015. We continue to seek out and identify new select franchise partnerships for select countries. The effect of these franchise arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new global markets. In addition, certain aspects of our franchise arrangements are not directly within our control, such as the ability of each franchisee to meet its projections regarding store openings and sales. Moreover, while the agreements we have entered into may provide us with certain termination rights, to the extent that our franchisees do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with these franchise arrangements, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable regulations or laws could have an adverse effect on our results of operations.

We have limited experience operating on a global basis and our failure to effectively manage the risks and challenges inherent in a global business could adversely affect our business, operating results and financial condition and growth prospects.

We operate several retail businesses, subsidiaries and branch offices throughout Asia, Australia and Europe, which includes managing overseas employees, and plan to continue expanding these overseas operations in the future. We have limited experience operating overseas subsidiaries and managing non-U.S. employees and, as a result, may encounter cultural challenges with local practices and customs that may result in harm to our reputation and the value of our brands. Our global presence exposes us to the laws and regulations of these jurisdictions, including those related to marketing, privacy, data protection, employment, and product safety and testing. We may be unable to keep current with government requirements as they change from time to time. Our failure to comply with such laws and regulations may harm our reputation, adversely affect our future opportunities for growth and expansion in these countries, and harm our business and operating results.

Moreover, our global operations subject us to a variety of risks and challenges, including:

•	increased management, infrastructure and legal compliance costs, including the cost of real estate and labor in those markets;
•	increased financial accounting and reporting requirements and complexities;
•	increased operational complexities, including managing our inventory globally;
•	the diversion of management attention away from our core business;
•	general economic conditions, changes in diplomatic and trade relationships and political and social instability in each country or region;
•	economic uncertainty around the world;
•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•	compliance with U.S. laws and regulations for foreign operations;
•	dependence on certain third parties, including vendors and other service providers, with whom we do not have extensive experience;
•	fluctuations in foreign currency exchange rates and the related effect on our financial results, and the use of foreign exchange hedging programs to mitigate such risks;
•	growing cash balances in foreign jurisdictions which may be subject to repatriation restrictions;
•	reduced or varied protection for intellectual property rights in some countries and practical difficulties of enforcing such rights abroad; and
•	compliance with the laws of foreign taxing jurisdictions and the overlapping of different tax regimes.

Any of these risks could adversely affect our global operations, reduce our revenues or increase our operating costs, which in turn could adversely affect our business, operating results, financial condition and growth prospects. Some of our vendors and our franchisees also have global operations and are subject to the risks described above. Even if we are able to successfully manage the risks of our global operations, our business may be adversely affected if our vendors and franchisees are not able to successfully manage these risks.

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

Approximately 50% of our net revenues are generated by our retail stores. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors, including:

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

Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographic surveys regarding the location of consumers in our target market segments. While we believe that the surveys and other relevant information are helpful indicators of suitable store locations, we recognize that these information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, changes in demographics, in the types of merchandise that we sell and in the pricing of our products, may reduce the number of suitable store locations. Further, time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays or unexpected cancellations. We may not be able to open new stores or, if opened, operate those stores profitably. Construction and other delays in store openings could have a negative impact on our business and operating results. Additionally, we may not be able to renegotiate the terms of our current leases or close our underperforming stores, either of which could negatively impact our operating results.

Our sales may be negatively impacted by increasing competition from companies with brands or products similar to ours.

The specialty e-commerce and retail businesses are highly competitive. We compete with other retailers that market lines of merchandise similar to ours. We compete with national, regional and local businesses that utilize a similar retail store strategy, as well as traditional furniture stores, department stores and specialty stores. The substantial sales growth in the e-commerce industry within the last decade has encouraged the entry of many new competitors, new business models, and an increase in competition from established companies. In addition, the decline in the global economic environment has led to increased competition from discount retailers selling similar products at reduced prices. The competitive challenges facing us include:

•	anticipating and quickly responding to changing consumer demands or preferences better than our competitors;
•	maintaining favorable brand recognition and achieving customer perception of value;
•	effectively marketing and competitively pricing our products to consumers in several diverse market segments;
•	effectively managing and controlling our costs;
•	effectively managing increasingly competitive promotional activity;
•	developing new innovative shopping experiences, like mobile and tablet applications that effectively engage today’s digital customers;
•	developing innovative, high-quality products in colors and styles that appeal to consumers of varying age groups, tastes and regions, and in ways that favorably distinguish us from our competitors; and
•	effectively managing our supply chain and distribution strategies in order to provide our products to our consumers on a timely basis and minimize returns, replacements and damaged products.

In light of the many competitive challenges facing us, we may not be able to compete successfully. Increased competition could reduce our sales and harm our operating results and business.

Our business and operating results may be harmed if we are unable to timely and effectively deliver merchandise to our stores and customers.

We continue to insource furniture delivery hubs in certain geographies and continue with the regionalization of our retail fulfillment capabilities. If we are unable to effectively manage our inventory levels and responsiveness of our supply chain, including predicting the appropriate levels and type of inventory to stock within each of our distribution centers, our business and operating results may be harmed. Further, we cannot control all of the various factors that might affect our e-commerce fulfillment rates and timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from our stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to our customers. Accordingly, we are subject to risks, including labor disputes (such as the disruptions at the west coast ports in early 2015), union organizing activity, inclement weather, natural disasters, the closure of such carriers’ offices or a reduction in operational hours due to an economic slowdown, possible acts of terrorism affecting such carriers’ ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs, and costs associated with any regulations to address climate change. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have been volatile and airline and other transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment expenses could negatively affect our business and operating results.

Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results.

Our e-commerce business depends, in part, on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations in our customer care centers and on our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone or network services, power outages, inadequate system capacity, system hardware or software issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, disruptions in our third party labor contracts, natural disasters or adverse weather conditions. Industries that are particularly seasonal, such as the home furnishings business, face a higher risk of harm from operational disruptions during peak sales seasons. These problems could result in a reduction in sales as well as increased selling, general and administrative expenses.

In addition, we face the risk that we cannot hire enough qualified employees to support our e-commerce operations, or that there will be a disruption in the workforce we hire from our third party providers, especially during our peak season. The need to operate with fewer employees could negatively impact our customer service levels and our operations.

Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters and other unexpected events, any of which could result in an interruption in our business and harm our operating results.

Our retail stores, corporate offices, distribution centers, infrastructure and e-commerce operations, as well as the operations of our vendors from which we receive goods and services, are vulnerable to damage from earthquakes, tornadoes, hurricanes, fires, floods or other volatile weather, power losses, telecommunications failures, hardware and software failures, computer viruses and similar events. If any of these events result in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.

Catalog mailings are an important component of our business. Postal rate increases, such as the recent increases that went into effect in the U.S. in 2013 and 2014, affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, which could be changed or discontinued at any time. Further, the U.S. Postal Service may raise rates in the future, which could negatively impact our business. The cost of paper, printing and catalog distribution also impacts our catalog business. We recently consolidated all of our catalog printing work with one printer. Our dependence on one vendor subjects us to various risks if the vendor fails to perform under our agreement. Paper costs have also fluctuated significantly in the past and may continue to fluctuate in the future. Also, consolidation within the paper industry has reduced the number of potential suppliers capable of meeting our paper requirements, and further consolidation could limit our ability in the future to obtain favorable terms including price, custom paper quality, paper quantity, and service. Future increases in postal rates, paper costs or printing costs could have a negative impact on our operating results to the extent that we are unable to offset such increases by raising prices, implementing more efficient printing, mailing, delivery and order fulfillment systems, or through the use of alternative direct-mail formats. In addition, if the performance of our catalogs declines, if we misjudge the correlation between our catalog circulation and net sales, or if our catalog strategy overall does not continue to be successful, our results of operations could be negatively impacted.

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

Declines in our comparable brand revenues may harm our operating results and cause a decline in the market price of our common stock.

Various factors affect comparable brand revenues, including the number, size and location of stores we open, close, remodel or expand in any period, the overall economic and general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation and in our e-commerce business and fluctuations in foreign exchange rates. Among other things, weather conditions have affected, and may continue to affect, comparable brand revenues by limiting our ability to deliver our products to our stores, altering consumer behavior, or requiring us to close certain stores temporarily and thus reducing store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused and may continue to cause our comparable brand revenue results to differ materially from prior periods and from earnings guidance we have provided. For example, the overall economic and general retail sales environment, as well as local and global economic conditions, has caused a significant decline in our comparable brand revenue results in the past.

Our comparable brand revenues have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable brand revenues will continue to fluctuate in the future. In addition, past comparable brand revenues are not necessarily an indication of future results and comparable brand revenues may decrease in the future. Our ability to improve our comparable brand revenue results depends, in large part, on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, effectively driving traffic to our stores, e-commerce websites and direct-mail catalogs through marketing and various promotional events, providing an appropriate mix of merchandise for our broad and diverse customer base and using effective pricing strategies. Any failure to meet the comparable brand revenue expectations of investors and securities analysts in one or more future periods could significantly reduce the market price of our common stock.

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

If we are unable to successfully manage the complexities associated with a multi-channel and multi-brand business, we may suffer declines in our existing business and our ability to attract new business.

With the expansion of our e-commerce business, the development of new brands, acquired brands, and brand extensions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our e-commerce business, including our catalog circulation, might cannibalize a significant portion of our retail sales. While we recognize that our e-commerce sales cannot be entirely incremental to sales through our retail channel, we seek to attract as many new customers as possible to our e-commerce websites. We continually analyze the business results of our channels and the relationships among the channels in an effort to find opportunities to build incremental sales.

If we are unable to introduce new brands and brand extensions successfully, or to reposition or close existing brands, our business and operating results may be negatively impacted.

We have in the past and may in the future introduce new brands and brand extensions, reposition brands, close existing brands, or acquire new brands, especially as we continue to expand globally. Our newest brands and brand extensions — Williams-Sonoma Home, PBteen and Mark and Graham, and any other new brands, as well as our acquired brand, Rejuvenation, or our expansion into new lines of business, including commercial furniture, may not grow as we project and plan for. The work involved with integrating new brands into our existing systems and operations could be time consuming, require significant amounts of management time and result in the diversion of substantial operational resources. Further, if we devote time and resources to new brands, acquired brands, brand extensions, brand repositioning, or new lines of business and those businesses are not as successful as we planned, then we risk damaging our overall business results or incurring impairment charges to write off any existing goodwill associated with previously acquired brands. Alternatively, if our new brands, acquired brands, brand extensions, repositioned brands or new lines of business prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. In addition, we may not be able to introduce new brands and brand extensions, integrate newly acquired brands, reposition existing brands, develop new lines of business or expand our brands globally, in a manner that improves our overall business and operating results and may therefore be forced to close the brands or new lines of business, which may damage our reputation and negatively impact our operating results.

Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results.

We are subject to income taxes in many U.S. and certain foreign jurisdictions. Our provision for income taxes is subject to volatility and could be adversely impacted by a number of factors that require significant judgment and estimation. Although we believe our estimates are reasonable, actual results may materially differ from our estimates and adversely affect our financial condition or operating results. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax examinations. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated.

In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or losses in countries with differing statutory tax rates or by changes to existing laws or regulations.

Our inability to obtain commercial insurance at acceptable rates or our failure to adequately reserve for self-insured exposures might increase our expenses and have a negative impact on our business.

We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Insurance costs may increase substantially in the future and may be affected by natural catastrophes, fear of terrorism, financial irregularities, cybersecurity breaches and other fraud at publicly-traded companies, intervention by the government and a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies may go out of business or be otherwise unable to fulfill their contractual obligations, or may disagree with our interpretation of the coverage or the amounts owed. In addition, for certain types or levels of risk, such as risks associated with natural disasters or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable rates, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured for workers’ compensation, employment practices liability, employee health benefits, and product and general liability claims, among others. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and related expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.

Our inability or failure to protect our intellectual property would have a negative impact on our brands, reputation and operating results.

We may not be able to adequately protect our intellectual property in the U.S. or in foreign jurisdictions, particularly as we continue to expand globally. Our trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction, theft or other misappropriation of our intellectual property could diminish the value of our brands or reputation and cause a decline in our sales. Protection of our intellectual property and maintenance of distinct branding are particularly important as they distinguish our products and services from our competitors. In addition, the costs of defending our intellectual property may adversely affect our operating results.

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

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially during holiday selling seasons, and incur other expenses to support new brands and brand extensions and the growth of our existing brands, including the opening of new stores. Alternatively, if we are unable to make substantial adjustments to our cost structure during times of uncertainty, such as an economic downturn, we may incur unnecessary expenses or we may have inadequate resources to properly run our business, and our business and operating results may be negatively impacted. From time to time, we may also experience union organizing activity in currently non-union facilities, including in our stores. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits and other employment-related lawsuits against retail companies, especially in California. State, federal and global laws and regulations regarding employment change frequently and the ultimate cost of compliance cannot be precisely estimated. Further, there have been and may continue to be increases in minimum wage and health care requirements. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, trade, or health care, could have an adverse impact on our financial condition and results of operations.

We contract with various agencies to provide us with qualified personnel for our workforce. Any negative publicity regarding these agencies, such as in connection with immigration issues or employment practices, could damage our reputation, disrupt our ability to obtain needed labor or result in financial harm to our business, including the potential loss of business-related financial incentives in the jurisdictions where we operate. Although we strive to secure long-term contracts on favorable terms with our service providers and other vendors, we may not be able to avoid unexpected operating cost increases in the future, such as those associated with minimum wage increases or enhanced health care requirements. Further, we incur substantial costs to warehouse and distribute our inventory. In fiscal 2014, we continued to insource furniture delivery hubs in certain geographies and continued with the regionalization of our retail fulfillment capabilities. Significant increases in our inventory levels may result in increased warehousing and distribution costs, such as costs related to additional distribution centers, which we may not be able to lease on acceptable terms, if at all. Such increases in inventory levels may also lead to increases in costs associated with inventory that is lost, damaged or aged. Higher than expected costs, particularly if coupled with lower than expected sales, would negatively impact our business and operating results. In addition, in times of economic uncertainty, these long-term contracts may make it difficult to quickly reduce our fixed operating costs, which could negatively impact our business and operating results.

We are undertaking certain systems changes that might disrupt our business operations.

Our success depends, in part, on our ability to source, sell and distribute merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems, which involves updating or replacing legacy systems with successor systems over the course of several years. There are inherent risks associated with replacing our core systems, including supply chain and merchandising systems disruptions, that could affect our ability to get the correct products into the appropriate stores and delivered to customers. We may not successfully launch these new systems, or the launch of such systems may result in disruptions to our business operations. In addition, changes to any of our software implementation strategies could result in the impairment of software-related assets. We are also subject to the risks associated with the ability of our vendors to provide information technology solutions to meet our needs. Any disruptions could negatively impact our business and operating results.

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

In addition, we are in the process of insourcing certain aspects of our business, including the management of certain furniture manufacturing and delivery, and the management of our global vendors, each of which were previously outsourced to third party providers. We may also need to continue to insource other aspects of our business in the future in order to control our costs and to stay competitive. This may cause disruptions in our business and result in increased cost to us. In addition, if we are unable to perform these functions better than, or at least as well as, our third party providers, our business may be harmed.

If our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and analysts, our stock price may decline.

We provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided or the expectations of our investors and analysts, especially in times of economic uncertainty. In the past, when we have reduced our previously provided guidance, the market price of our common stock has declined. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of our investors and analysts or if we reduce our guidance for future periods, the market price of our common stock may decline.

A variety of factors, including seasonality and the economic environment, may cause our quarterly operating results to fluctuate, leading to volatility in our stock price.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including changes in economic conditions, shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas, as well as timing shifts due to 53-week fiscal years, which occur approximately every five years. Historically, a significant portion of our net revenues and net earnings have typically been realized during the period from October through January each year, our peak selling season. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses prior to and during peak selling seasons, including fixed catalog production and mailing costs and the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce.

We may require funding from external sources, which may cost more than we expect, or not be available at the levels we require and, as a consequence, our expenses and operating results could be negatively affected.

We regularly review and evaluate our liquidity and capital needs. Although we have a growing balance of cash that is held offshore, we currently believe that our available cash, cash equivalents and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs and we might need additional external funding to support our operations. Although we were able to amend and increase our line of credit facility during fiscal 2014 on acceptable terms, in the event we require additional liquidity from our lenders, such funds may not be available to us or may not be available to us on acceptable terms. For example, in the event we were to breach any of our financial covenants, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing credit facility on less favorable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers on terms that are acceptable to us, or at all, as the availability of letter of credit facilities may become limited. Further, the providers of such credit may reallocate the available credit to other borrowers. If we are unable to access credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.

Disruptions in the financial markets may adversely affect our liquidity and capital resources and our business.

Global financial markets can experience extreme volatility, disruption and credit contraction, which adversely affect global economic conditions. Turmoil in the financial and credit markets or other changes in economic conditions could adversely affect sources of liquidity available to us or our costs of capital. We have access to capital through our revolving line of credit facility. Each financial institution, which is part of the syndicate for our revolving line of credit facility, is responsible for providing a portion of the loans to be made under the facility. If any lender, or group of lenders, with a significant portion of the commitments in our revolving line of credit facility fails to satisfy its obligations to extend credit under the facility and we are unable to find a replacement for such lender or group of lenders on a timely basis, if at all, our liquidity and our business may be materially adversely affected.

If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.

We currently have a $750,000,000 stock repurchase program, of which we have $287,000,000 remaining. In addition, in March 2015, we announced that our Board of Directors had authorized an increase in our quarterly cash dividend from $0.33 to $0.35 per common share for an annual cash dividend of $1.40 per share. The stock repurchase program and dividend may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures, which could adversely affect our financial performance. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may negatively impact our stock price.

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

Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any one of our key employees leaves, is seriously injured or unable to work, or fails to perform and we are unable to find a qualified replacement, we may be unable to execute our business strategy. We may not be successful in recruiting, retaining and motivating skilled personnel domestically or globally who have the requisite experience to achieve our global business goals.

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

For our store locations, our gross leased store space, as of February 1, 2015, totaled approximately 5,965,000 square feet for 601 stores compared to approximately 5,838,000 square feet for 585 stores as of February 2, 2014.

Leased Properties

The following table summarizes the location and size of our leased distribution centers, corporate facilities and customer care centers occupied as of February 1, 2015:

Location	Occupied Square Footage (Approximate)
Distribution Centers
Olive Branch, Mississippi	2,105,000
South Brunswick, New Jersey	2,103,000
City of Industry, California	1,180,000
Arlington, Texas	822,000
Memphis, Tennessee[1]	571,000
Claremont, North Carolina	412,000
Other	453,000

Corporate Facilities
Brisbane, California	194,000
Brooklyn, New York	132,000
Portland, Oregon	132,000
San Francisco, California	29,000

Customer Care Centers
Las Vegas, Nevada	36,000
Oklahoma City, Oklahoma	36,000
Other	24,000

[1]	See Note F to our Consolidated Financial Statements for more information.

In addition to the above contracts, we enter into other agreements for offsite storage needs for our distribution centers and our retail store locations. As of February 1, 2015, the total leased space relating to these properties was not material to us and is not included in the occupied square footage reported above.

Owned Properties

The following table summarizes the location and size of our owned facilities occupied as of February 1, 2015:

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

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The following table sets forth the high and low selling prices of our common stock on the NYSE for the periods indicated:

Fiscal 2014	High	Low
4th Quarter	$80.99	$64.17
3rd Quarter	$75.69	$62.35
2nd Quarter	$73.45	$60.47
1st Quarter	$68.05	$52.46
Fiscal 2013	High	Low
4th Quarter	$60.07	$51.91
3rd Quarter	$61.56	$51.70
2nd Quarter	$60.72	$51.98
1st Quarter	$54.57	$43.63

The closing price of our common stock on the NYSE on March 30, 2015 was $79.11.

STOCKHOLDERS

The number of stockholders of record of our common stock as of March 30, 2015 was 360. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Among Williams-Sonoma, Inc., the NYSE Composite Index,

and the S&P Retailing Index

	1/31/10	1/30/11	1/29/12	2/3/13	2/2/14	2/1/15
Williams-Sonoma, Inc.	100.00	173.67	192.26	251.95	312.16	456.75
NYSE Composite Index	100.00	119.83	119.92	140.23	159.80	173.01
S&P Retailing Index	100.00	130.27	151.31	196.75	248.60	297.50

* Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indices are re-weighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

DIVIDENDS

In fiscal 2014, fiscal 2013 and fiscal 2012, total cash dividends declared were approximately $125,378,000, or $1.32 per common share, $121,688,000, or $1.24 per common share, and $88,452,000, or $0.88 per common share, respectively. In March 2015, we announced that our Board of Directors had authorized a 6% increase in our quarterly cash dividend, from $0.33 to $0.35 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.

STOCK REPURCHASE PROGRAMS

During fiscal 2014, we repurchased 3,331,557 shares of our common stock at an average cost of $67.35 per share and a total cost of $224,377,000. During fiscal 2013, we repurchased 4,344,962 shares of our common stock at an average cost of $55.07 per share and a total cost of $239,274,000. During fiscal 2012, we repurchased 3,962,034 shares of our common stock at an average cost of $39.14 per share and a total cost of $155,080,000.

The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2014 under our current $750,000,000 stock repurchase program:

Fiscal period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
November 3, 2014 – November 30, 2014	181,129	$71.79	181,129	$302,984,000
December 1, 2014 – December 28, 2014	106,168	$73.38	106,168	$295,193,000
December 29, 2014 – February 1, 2015	108,507	$76.94	108,507	$286,845,000
Total	395,804	$73.63	395,804	$286,845,000

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

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

In thousands, except percentages, per share amounts and retail stores data	Fiscal 2014 (52 Weeks)	Fiscal 2013 (52 Weeks)	Fiscal 2012 (53 Weeks)	Fiscal 2011 (52 Weeks)	Fiscal 2010 (52 Weeks)
Results of Operations
Net revenues	$4,698,719	$4,387,889	$4,042,870	$3,720,895	$3,504,158
Net revenue growth	7.1%	8.5%	8.7%	6.2%	12.9%
Comparable brand revenue growth[1]	7.1%	8.8%	6.1%	7.3%	13.9%
Gross profit	$1,800,504	$1,704,216	$1,592,476	$1,459,856	$1,373,859
Gross margin	38.3%	38.8%	39.4%	39.2%	39.2%
Operating income	$502,265	$452,098	$409,163	$381,732	$323,414
Operating margin[2]	10.7%	10.3%	10.1%	10.3%	9.2%
Net earnings	$308,854	$278,902	$256,730	$236,931	$200,227
Basic earnings per share	$3.30	$2.89	$2.59	$2.27	$1.87
Diluted earnings per share	$3.24	$2.82	$2.54	$2.22	$1.83
Weighted average basic shares outstanding during the period	93,634	96,669	99,266	104,352	106,956
Weighted average diluted shares outstanding during the period	95,200	98,765	101,051	106,582	109,522
Financial Position
Working capital	$515,975	$558,007	$659,645	$704,567	$735,878
Total assets	$2,330,277	$2,336,734	$2,187,679	$2,060,838	$2,131,762
Return on assets	13.2%	12.3%	12.0%	11.3%	9.5%
Net cash provided by operating activities	$461,697	$453,769	$364,127	$291,334	$355,989
Capital expenditures	$204,800	$193,953	$205,404	$130,353	$61,906
Long-term debt and other long-term obligations	$62,698	$61,780	$50,216	$52,015	$59,048
Stockholders’ equity	$1,224,706	$1,256,002	$1,309,138	$1,255,262	$1,258,863
Stockholders’ equity per share (book value)	$13.33	$13.35	$13.39	$12.50	$12.00
Return on equity	24.9%	21.7%	20.0%	18.8%	16.2%
Annual dividends declared per share	$1.32	$1.24	$0.88	$0.73	$0.58
E-commerce Net Revenues
E-commerce net revenue growth	12.1%	13.1%	14.5%	12.4%	18.6%
E-commerce net revenues as a percent of net revenues	50.5%	48.2%	46.2%	43.9%	41.5%
Retail Net Revenues
Retail net revenue growth	2.4%	4.6%	4.1%	1.8%	9.2%
Retail net revenues as a percent of net revenues	49.5%	51.8%	53.8%	56.1%	58.5%
Number of stores at year-end	601	585	581	576	592
Store selling square footage at year-end	3,684,000	3,590,000	3,548,000	3,535,000	3,609,000
Store leased square footage at year-end	5,965,000	5,838,000	5,778,000	5,743,000	5,831,000

[1]	Comparable brand revenue is calculated on a 52-week to 52-week basis, with the exception of fiscal 2012 which was calculated on a 53-week to 53-week basis. See definition of comparable brand revenue within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
[2]	Operating margin is defined as operating income as a percent of net revenues.

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

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended February 1, 2015 (“fiscal 2014”), the 52 weeks ended February 2, 2014 (“fiscal 2013”), and the 53 weeks ended February 3, 2013 (“fiscal 2012”) should be read in conjunction with our Consolidated Financial Statements and notes thereto. All explanations of changes in operational results are discussed in order of magnitude.

OVERVIEW

In fiscal 2014, our net revenues increased 7.1% to $4,698,719,000, compared to $4,387,889,000 in fiscal 2013, with comparable brand revenue growth of 7.1%. Diluted earnings per share increased to $3.24 in fiscal 2014 (including a $0.04 benefit from our share of the VISA/MasterCard antitrust litigation settlement), versus $2.82 in fiscal 2013 (including a $0.02 charge related to the retirement of one of our former brand presidents), and we returned $350,135,000 to our stockholders through stock repurchases and dividends.

E-commerce net revenues in fiscal 2014 increased by $255,672,000, or 12.1%, compared to fiscal 2013, with increases across all brands, led by West Elm, Pottery Barn and Williams-Sonoma. E-commerce net revenues generated more than 50% of our total company net revenues in fiscal 2014 versus 48% in fiscal 2013.

Retail net revenues in fiscal 2014 increased by $55,158,000, or 2.4%, compared to fiscal 2013, led by West Elm and Pottery Barn, partially offset by a decrease in Williams-Sonoma due to store closures at the end of fiscal 2013.

During fiscal 2014, we had net revenue growth in all of our brands and across channels. In Pottery Barn, our largest brand, comparable brand revenues increased 5.8% in fiscal 2014, on top of an increase of 10.4% in fiscal 2013. This growth was primarily driven by our upholstery and leather furniture collections. In the Williams-Sonoma brand, comparable brand revenues increased 3.8% in fiscal 2014 compared to fiscal 2013, with solid performance across our cookware, food, entertaining and tabletop product categories. In West Elm, comparable brand revenues grew 18.2% in fiscal 2014, on top of an increase of 17.4% in fiscal 2013. Growth in the brand was broad-based across all categories. In Pottery Barn Kids, comparable brand revenues increased 5.9% in fiscal 2014 compared to fiscal 2013, led by our nursery, furniture, seasonal and school gear collections. In PBteen, comparable brand revenues increased 5.7% in fiscal 2014, on top of an increase of 14.1% in fiscal 2013, driven by our textiles and furniture collections.

In fiscal 2014, we made progress against our long-term strategic growth initiatives, including strengthening our brands; laying the foundation for global expansion and new business development; investing in our supply chain to reduce cost and improve service; and investing in e-commerce, as well as the technologies and infrastructure underlying all of our initiatives.

As we look to fiscal 2015, we plan to invest in those areas where we see sustainable, long-term returns for our stockholders by making investments in: our e-commerce platform; our supply chain initiatives; new stores, particularly in the West Elm brand; and our longer-term growth initiatives, including our newer businesses and global expansion. Looking ahead, we see opportunities for continued growth and believe we are well positioned to deliver on all of our long-term strategic growth initiatives.

Results of Operations

NET REVENUES

Net revenues consist of e-commerce net revenues and retail net revenues. E-commerce net revenues include sales of merchandise to customers through our e-commerce websites and our catalogs, as well as shipping fees. Retail net revenues include sales of merchandise to customers at our retail stores, as well as shipping fees on any products shipped to our customers’ homes. Shipping fees consist of revenue received from customers for delivery of merchandise to their homes. Revenues are presented net of sales returns and other discounts.

In thousands	Fiscal 2014 (52 Weeks)	% Total	Fiscal 2013 (52 Weeks)	% Total	Fiscal 2012 (53 Weeks)	% Total
E-commerce net revenues	$2,370,694	50.5%	$2,115,022	48.2%	$1,869,386	46.2%
Retail net revenues	2,328,025	49.5%	2,272,867	51.8%	2,173,484	53.8%
Net revenues	$4,698,719	100.0%	$4,387,889	100.0%	$4,042,870	100.0%

Net revenues in fiscal 2014 increased by $310,830,000, or 7.1%, compared to fiscal 2013, with comparable brand revenue growth of 7.1%. This increase was primarily driven by the West Elm and Pottery Barn brands.

Net revenues in fiscal 2013 increased by $345,019,000, or 8.5%, compared to fiscal 2012, with comparable brand revenue growth of 8.8%. This increase was primarily driven by the Pottery Barn, West Elm and Pottery Barn Kids brands, partially offset by the loss of the additional week of net revenues in fiscal 2012.

The following table summarizes our net revenues by brand for fiscal 2014, fiscal 2013 and fiscal 2012.

In thousands	Fiscal 2014 (52 Weeks)	Fiscal 2013 (52 Weeks)	Fiscal 2012 (53 Weeks)
Pottery Barn	$2,022,331	$1,910,978	$1,752,997
Williams-Sonoma	994,651	978,002	980,709
West Elm	669,074	531,305	430,099
Pottery Barn Kids	624,594	597,628	557,516
PBteen	260,617	246,449	220,081
Other	127,452	123,527	101,468
Total	$4,698,719	$4,387,889	$4,042,870

Comparable Brand Revenue

Comparable brand revenue includes retail comparable store sales and e-commerce sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Outlet comparable store net revenues are included in their respective brands. Comparable brand revenue excludes sales from certain operations until such time that we believe those sales are meaningful to evaluating the performance of the brand. Sales related to our international franchised stores have also been excluded as they are not operated by us.

Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days.

Comparable brand revenue growth (decline)	Fiscal 2014 (52 Weeks)	Fiscal 2013 (52 Weeks)	Fiscal 2012 (53 Weeks)
Pottery Barn	5.8%	10.4%	8.5%
Williams-Sonoma	3.8%	1.5%	(1.7%	)
West Elm	18.2%	17.4%	17.4%
Pottery Barn Kids	5.9%	7.8%	5.6%
PBteen	5.7%	14.1%	1.7%
Total	7.1%	8.8%	6.1%

E-COMMERCE NET REVENUES

In thousands	Fiscal 2014 (52 Weeks)	Fiscal 2013 (52 Weeks)	Fiscal 2012 (53 Weeks)
E-commerce net revenues	$2,370,694	$2,115,022	$1,869,386
E-commerce net revenue growth	12.1%	13.1%	14.5%

E-commerce net revenues in fiscal 2014 increased by $255,672,000, or 12.1%, compared to fiscal 2013, with increases across all brands, led by West Elm, Pottery Barn and Williams-Sonoma. E-commerce net revenues generated more than 50% of our total company net revenues in fiscal 2014 versus 48% in fiscal 2013.

E-commerce net revenues in fiscal 2013 increased by $245,636,000, or 13.1%, compared to fiscal 2012, with growth across all brands, primarily led by Pottery Barn, West Elm, Pottery Barn Kids and PBteen, partially offset by the loss of the additional week of net revenues in fiscal 2012.

RETAIL NET REVENUES AND OTHER DATA

In thousands	Fiscal 2014 (52 Weeks)	Fiscal 2013 (52 Weeks)	Fiscal 2012 (53 Weeks)
Retail net revenues	$2,328,025	$2,272,867	$2,173,484
Retail net revenue growth	2.4%	4.6%	4.1%
Store count – beginning of year	585	581	576
Store openings	35	30	30
Store closings	(19)	(26)	(25)
Store count – end of year	601	585	581
Store selling square footage at year-end	3,684,000	3,590,000	3,548,000
Store leased square footage (“LSF”) at year-end	5,965,000	5,838,000	5,778,000

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams-Sonoma	243	6,600	248	6,600	253	6,600
Pottery Barn	199	13,700	194	13,800	192	13,900
Pottery Barn Kids	85	7,600	81	7,900	84	8,100
West Elm	69	13,700	58	14,100	48	14,900
Rejuvenation	5	10,000	4	13,200	4	13,200
Total	601	9,900	585	10,000	581	9,900

Retail net revenues in fiscal 2014 increased by $55,158,000, or 2.4%, compared to fiscal 2013, led by West Elm and Pottery Barn, partially offset by a decrease in Williams-Sonoma due to store closures at the end of fiscal 2013.

Retail net revenues in fiscal 2013 increased by $99,383,000, or 4.6%, compared to fiscal 2012. This increase was primarily driven by Pottery Barn, West Elm and our international franchise operations, partially offset by a decrease in Williams-Sonoma and the loss of the additional week of net revenues in fiscal 2012.

COST OF GOODS SOLD

In thousands	Fiscal 2014 (52 Weeks)	% Net Revenues	Fiscal 2013 (52 Weeks)	% Net Revenues	Fiscal 2012 (53 Weeks)	% Net Revenues
Cost of goods sold[1]	$2,898,215	61.7%	$2,683,673	61.2%	$2,450,394	60.6%

[1]	Includes occupancy expenses of $603,357,000, $561,586,000 and $517,300,000 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

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

Fiscal 2014 vs. Fiscal 2013

Cost of goods sold increased by $214,542,000, or 8.0%, in fiscal 2014 compared to fiscal 2013. Cost of goods sold as a percentage of net revenues increased to 61.7% in fiscal 2014 from 61.2% in fiscal 2013. This increase was primarily driven by lower selling margins.

In the e-commerce channel, cost of goods sold as a percentage of net revenues increased in fiscal 2014 compared to fiscal 2013 primarily driven by lower selling margins and an increase in occupancy expenses.

In the retail channel, cost of goods sold as a percentage of net revenues remained relatively flat in fiscal 2014 compared to fiscal 2013 due to an increase in occupancy expenses offset by higher selling margins.

Fiscal 2013 vs. Fiscal 2012

Cost of goods sold increased by $233,279,000, or 9.5%, in fiscal 2013 compared to fiscal 2012. Cost of goods sold as a percentage of net revenues increased to 61.2% in fiscal 2013 from 60.6% in fiscal 2012. This increase was primarily driven by lower selling margins.

In the e-commerce channel, cost of goods sold as a percentage of net revenues remained relatively flat in fiscal 2013 compared to fiscal 2012.

In the retail channel, cost of goods sold as a percentage of net revenues increased in fiscal 2013 compared to fiscal 2012 primarily driven by lower selling margins and occupancy deleverage primarily from the capital investments in our business, including the investments in our company-owned global expansion and the loss of revenues from the additional week in fiscal 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In thousands	Fiscal 2014 (52 Weeks)	% Net Revenues	Fiscal 2013 (52 Weeks)	% Net Revenues	Fiscal 2012 (53 Weeks)	% Net Revenues
Selling, general and administrative expenses	$1,298,239	27.6%	$1,252,118	28.5%	$1,183,313	29.3%

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

Fiscal 2014 vs. Fiscal 2013

Selling, general and administrative expenses for fiscal 2014 increased by $46,121,000, or 3.7%, compared to fiscal 2013. Selling, general and administrative expenses as a percentage of net revenues decreased to 27.6% in fiscal 2014 from 28.5% in fiscal 2013. This decrease as a percentage of net revenues was primarily driven by greater advertising efficiency, lower general expenses, including litigation settlement income recorded of $7,414,000, and the leverage of employment costs.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues decreased in fiscal 2014 compared to fiscal 2013 primarily driven by greater advertising efficiency.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased in fiscal 2014 compared to fiscal 2013 primarily driven by employment cost deleverage, partially offset by lower general expenses.

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

INCOME TAXES

Our effective income tax rate was 38.5% for fiscal 2014, 38.4% for fiscal 2013, and 37.4% for fiscal 2012. The increase in the effective income tax rate in fiscal 2013 over fiscal 2012 was primarily driven by certain favorable income tax resolutions and credits in fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of February 1, 2015, we held $222,927,000 in cash and cash equivalents, the majority of which is held in demand deposit accounts, of which $81,124,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2015, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, stock repurchases, dividend payments and purchases of property and equipment. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. During fiscal 2014, we had borrowings of $90,000,000 under the credit facility, all of which were repaid in the fourth quarter of fiscal 2014. During fiscal 2013, we had no borrowings under the credit facility.

During fiscal 2014, we redeemed restricted cash deposits of $14,289,000 previously held under collateralized trust agreements. These deposits, which secured potential liabilities associated with our workers’ compensation and other insurance programs, were replaced with standby letters of credit. As of February 1, 2015, a total of $14,760,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Additionally, as of February 1, 2015, we had three unsecured letter of credit reimbursement facilities, which were amended during the year, for a total of $70,000,000, of which an aggregate of $9,651,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance throughout fiscal 2015. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For fiscal 2014, net cash provided by operating activities was $461,697,000 compared to $453,769,000 in fiscal 2013. For fiscal 2014, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items and an increase in customer deposits, partially offset by an increase in merchandise inventories. This represents an increase in net cash provided compared to fiscal 2013 primarily due to a decrease in inventory purchases and an increase in net earnings adjusted for non-cash items, partially offset by the timing of payments associated with accounts payable and accrued liabilities.

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

Cash Flows from Investing Activities

For fiscal 2014, net cash used in investing activities was $188,600,000 compared to $190,624,000 for fiscal 2013, and was primarily attributable to purchases of property and equipment. Net cash used compared to fiscal 2013 decreased primarily due to the redemption of restricted cash deposits, partially offset by an increase in purchases of property and equipment.

For fiscal 2013, net cash used in investing activities was $190,624,000 compared to $206,815,000 for fiscal 2012, and was primarily attributable to purchases of property and equipment. Net cash used compared to fiscal 2012 decreased primarily due to a decrease in purchases of property and equipment.

Cash Flows from Financing Activities

For fiscal 2014, net cash used in financing activities was $379,020,000 compared to $355,376,000 in fiscal 2013. For fiscal 2014, net cash used in financing activities was primarily attributable to the repurchase of common stock of $224,377,000 and the payment of dividends of $125,758,000. Net cash used compared to fiscal 2013 increased primarily due to an increase in tax withholding payments related to stock-based awards.

For fiscal 2013, net cash used in financing activities was $355,376,000 compared to $236,445,000 in fiscal 2012. For fiscal 2013, net cash used in financing activities was primarily attributable to the repurchase of common stock of $239,274,000 and the payment of dividends of $111,581,000. Net cash used compared to fiscal 2012 increased primarily due to an increase in the repurchase of common stock.

Dividends

See section titled Dividends within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Stock Repurchase Programs

See section titled Stock Repurchase Programs within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of February 1, 2015:

	Payments Due by Period[1]
In thousands	Fiscal 2015	Fiscal 2016 to Fiscal 2018	Fiscal 2019 to Fiscal 2020	Thereafter	Total
Operating leases[2]	$237,975	$602,787	$289,372	$464,191	$ 1,594,325
Purchase obligations[3]	792,816	9,792	—	—	802,608
Memphis-based distribution facilities obligation[4]	1,968	—	—	—	1,968
Interest	191	—	—	—	191
Total	$1,032,950	$612,579	$289,372	$464,191	$ 2,399,092

[1]	This table excludes $16.8 million of liabilities for unrecognized tax benefits associated with uncertain tax positions as we are not able to reasonably estimate when and if cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in our accompanying Consolidated Balance Sheet as of February 1, 2015.
[2]	Projected payments include only those amounts that are fixed and determinable as of the reporting date. See Note E to our Consolidated Financial Statements for discussion of our operating leases.
[3]	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements.
[4]	Represents bond-related debt pertaining to the consolidation of our Memphis-based distribution facility. See Note F to our Consolidated Financial Statements.

Other Contractual Obligations

We have other liabilities reflected in our Consolidated Balance Sheet. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2015, which are included in our current liabilities as of February 1, 2015.

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

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of February 1, 2015:

	Amount of Outstanding Commitment Expiration By Period[1]
In thousands	Fiscal 2015	Fiscal 2016 to Fiscal 2018	Fiscal 2019 to Fiscal 2020	Thereafter	Total
Standby letters of credit	$14,760	—	—	—	$14,760
Letter of credit facilities	9,651	—	—	—	9,651
Credit facility	—	—	—	—	—
Total	$24,411	—	—	—	$24,411

[1]	See Note C to our Consolidated Financial Statements for discussion of our borrowing arrangements.

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

Reserves for shrinkage are estimated and recorded throughout the year, at the brand and channel level, as a percentage of net sales based on historical shrinkage results, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution centers, off-site storage locations, and with our third party warehouse and transportation providers. Accordingly, there is no shrinkage reserve at year-end.

Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on net earnings. As of February 1, 2015 and February 2, 2014, our inventory obsolescence reserves were $10,244,000 and $10,406,000, respectively.

Advertising and Prepaid Catalog Expenses

Advertising expenses consist of media and production costs related to catalog mailings, e-commerce advertising and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement, with the exception of prepaid catalog expenses. Prepaid catalog expenses consist primarily of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of estimated e-commerce revenues for the period to the total estimated e-commerce revenues over the life of the catalog on an individual catalog basis. Estimated e-commerce revenues over the life of the catalog are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable future profitability (net revenues less merchandise cost of goods sold, selling expenses and catalog-related costs) of that catalog. If the estimated future profitability of the catalog is below its carrying amount, the catalog is impaired accordingly.

Total advertising expenses (including catalog advertising, e-commerce advertising and all other advertising costs) were approximately $330,070,000, $325,708,000 and $318,338,000 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

We review the carrying value of all long-lived assets for impairment, primarily at a store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. Impairment may result when the carrying value of the asset exceeds the estimated undiscounted future cash flows over its remaining useful life. For store impairment, our estimate of undiscounted future cash flows over the store lease term is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment rates, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the asset’s net carrying value and its fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital.

During fiscal 2014, fiscal 2013 and fiscal 2012, we recorded expense of approximately $241,000, $561,000 and $6,071,000, respectively, associated with asset impairment charges primarily related to retail stores, all of which is recorded within selling, general and administrative expenses.

Goodwill

Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. The first step of the impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future such as sales growth, gross margins, employment rates, capital expenditures, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, is in excess of its fair value, goodwill may be impaired, and we must perform a second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any. At February 1, 2015 and February 2, 2014, we had goodwill of $18,740,000 and $18,946,000, respectively, included in other assets, primarily related to our fiscal 2011 acquisition of Rejuvenation Inc. We did not recognize any goodwill impairment in fiscal 2014, fiscal 2013 or fiscal 2012.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for employee health benefits, workers’ compensation and product and general liability claims were $24,901,000 and $21,755,000 as of February 1, 2015 and February 2, 2014, respectively.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in our Consolidated Financial Statements. We record reserves for our estimates of probable settlements of foreign and domestic tax examinations. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these examinations and negotiations with taxing authorities may affect the ultimate settlement of these issues. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of our earnings in various taxing jurisdictions.

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

Interest Rate Risk

Our line of credit is the only instrument we hold with a variable interest rate which subjects us to interest rate risk. During fiscal 2014, we had borrowings of $90,000,000 under the credit facility, all of which were repaid in the fourth quarter of fiscal 2014. If the interest rate on this existing variable rate debt instrument rose 10% our results from operations and cash flows would not be materially affected.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of February 1, 2015, our investments, made primarily in demand deposit accounts, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 2% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during fiscal 2014 or fiscal 2013. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail and e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. While the impact of foreign currency exchange rate fluctuations was not material to us in fiscal 2014, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to the transactions of our foreign subsidiaries may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note M to our Consolidated Financial Statements).

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

	Fiscal Year Ended
In thousands, except per share amounts	Feb. 1, 2015 (52 Weeks	)	Feb. 2, 2014 (52 Weeks )	Feb. 3, 2013 (53 Weeks	)
Net revenues	$ 4,698,719		$ 4,387,889	$ 4,042,870
Cost of goods sold	2,898,215		2,683,673	2,450,394
Gross profit	1,800,504		1,704,216	1,592,476
Selling, general and administrative expenses	1,298,239		1,252,118	1,183,313
Operating income	502,265		452,098	409,163
Interest (income) expense, net	62		(584)	(793)
Earnings before income taxes	502,203		452,682	409,956
Income taxes	193,349		173,780	153,226
Net earnings	$ 308,854		$ 278,902	$ 256,730
Basic earnings per share	$ 3.30		$ 2.89	$ 2.59
Diluted earnings per share	$ 3.24		$ 2.82	$ 2.54
Shares used in calculation of earnings per share:
Basic	93,634		96,669	99,266
Diluted	95,200		98,765	101,051
See Notes to Consolidated Financial Statements. Williams-Sonoma, Inc. Consolidated Statements of Comprehensive Income
	Fiscal Year Ended
In thousands	Feb. 1, 2015 (52 Weeks	)	Feb. 2, 2014 (52 Weeks )	Feb. 3, 2013 (53 Weeks	)
Net earnings	$ 308,854		$ 278,902	$ 256,730
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,305)		(7,850)	1,043
Change in fair value of derivative financial instruments, net of tax	806		870	0
Reclassification adjustment for realized gains on derivative financial instruments	(573)		(129)	0
Comprehensive income	$ 299,782		$ 271,793	$ 257,773

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Balance Sheets

In thousands, except per share amounts	Feb. 1, 2015	Feb. 2, 2014
ASSETS
Current assets
Cash and cash equivalents	$222,927	$330,121
Restricted cash	0	14,289
Accounts receivable, net	67,465	60,330
Merchandise inventories, net	887,701	813,160
Prepaid catalog expenses	33,942	33,556
Prepaid expenses	36,265	35,309
Deferred income taxes, net	130,618	121,486
Other assets	13,005	10,852
Total current assets	1,391,923	1,419,103
Property and equipment, net	883,012	849,293
Non-current deferred income taxes, net	4,265	13,824
Other assets, net	51,077	54,514
Total assets	$2,330,277	$2,336,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$397,037	$404,791
Accrued salaries, benefits and other	136,012	138,181
Customer deposits	261,679	228,193
Income taxes payable	32,488	49,365
Current portion of long-term debt	1,968	1,785
Other liabilities	46,764	38,781
Total current liabilities	875,948	861,096
Deferred rent and lease incentives	166,925	157,856
Long-term debt	0	1,968
Other long-term obligations	62,698	59,812
Total liabilities	1,105,571	1,080,732
Commitments and contingencies – See Note J
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	0	0
Common stock: $.01 par value; 253,125 shares authorized;
91,891 and 94,049 shares issued and outstanding at February 1, 2015 and February 2, 2014, respectively	919	941
Additional paid-in capital	527,261	522,595
Retained earnings	701,214	729,043
Accumulated other comprehensive income	(2,548)	6,524
Treasury stock, at cost	(2,140)	(3,101)
Total stockholders’ equity	1,224,706	1,256,002
Total liabilities and stockholders’ equity	$2,330,277	$2,336,734

See Notes to Consolidated Financial Statements.

                  Williams-Sonoma, Inc.

                  Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount

Balance at January 29, 2012	100,451	$1,005	$478,720	$762,947	$12,590	$—	$1,255,262

Net earnings	—	—	—	256,730	—	—	256,730
Foreign currency translation adjustments	—	—	—	—	1,043	—	1,043
Exercise of stock-based awards and related tax effect	506	5	27,225	—	—	—	27,230
Conversion/release of stock-based awards[1]	739	7	(18,644)	—	—	—	(18,637)
Repurchases of common stock	(3,962)	(40)	(14,741)	(140,299)	—	—	(155,080)
Stock-based compensation expense	—	—	31,056	(14)	—	—	31,042
Dividends declared	—	—	—	(88,452)	—	—	(88,452)

Balance at February 3, 2013	97,734	977	503,616	790,912	13,633	—	1,309,138

Net earnings	—	—	—	278,902	—	—	278,902
Foreign currency translation adjustments	—	—	—	—	(7,850)	—	(7,850)
Change in fair value of derivative instruments	—	—	—	—	741	—	741
Exercise of stock-based awards and related tax effect	201	2	15,339	—	—	—	15,341
Conversion/release of stock-based awards[1]	459	5	(18,101)	—	—	—	(18,096)
Repurchases of common stock	(4,345)	(43)	(17,047)	(219,083)	—	(3,101)	(239,274)
Stock-based compensation expense	—	—	38,788	—	—	—	38,788
Dividends declared	—	—	—	(121,688)	—	—	(121,688)

Balance at February 2, 2014	94,049	941	522,595	729,043	6,524	(3,101)	1,256,002

Net earnings	—	—	—	308,854	—	—	308,854
Foreign currency translation adjustments	—	—	—	—	(9,305)	—	(9,305)
Change in fair value of derivative instruments	—	—	—	—	233	—	233
Exercise of stock-based awards and related tax effect	116	1	31,021	—	—	—	31,022
Conversion/release of stock-based awards[1]	1,058	10	(56,053)	—	—	—	(56,043)
Repurchases of common stock	(3,332)	(33)	(13,776)	(210,568)	—	—	(224,377)
Reissuance of treasury stock under share-based compensation plans[1]	—	—	(1,158)	(737)		961	(934)
Stock-based compensation expense	—	—	44,632	—	—	—	44,632
Dividends declared	—	—	—	(125,378)	—	—	(125,378)

Balance at February 1, 2015	91,891	$919	$527,261	$701,214	$(2,548)	$(2,140)	$1,224,706

[1]	Amounts are shown net of shares withheld for employee taxes.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
In thousands	Feb. 1, 2015 (52 Weeks)	Feb. 2, 2014 (52 Weeks)	Feb. 3, 2013 (53 Weeks)
Cash flows from operating activities:
Net earnings	$308,854	$278,902	$256,730
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	162,273	149,795	134,453
Loss on disposal/impairment of assets	2,410	2,764	8,388
Amortization of deferred lease incentives	(24,419)	(25,382)	(26,694)
Deferred income taxes	(248)	(28,344)	(9,029)
Tax benefit related to stock-based awards	26,952	8,817	12,725
Excess tax benefit related to stock-based awards	(26,560)	(8,743)	(12,683)
Stock-based compensation expense	44,632	38,788	31,042
Other	595	0	0
Changes in:
Accounts receivable	(9,366)	786	(16,408)
Merchandise inventories	(76,964)	(174,664)	(85,981)
Prepaid catalog expenses	(386)	3,675	(2,937)
Prepaid expenses and other assets	(61)	(13,649)	(12,204)
Accounts payable	4,455	135,095	22,461
Accrued salaries, benefits and other current and long-term liabilities	8,867	43,635	9,147
Customer deposits	34,400	21,578	16,962
Deferred rent and lease incentives	23,297	13,238	18,803
Income taxes payable	(17,034)	7,478	19,352
Net cash provided by operating activities	461,697	453,769	364,127
Cash flows from investing activities:
Purchases of property and equipment	(204,800)	(193,953)	(205,404)
Restricted cash receipts (deposits)	14,289	1,766	(1,323)
Proceeds from insurance reimbursements	1,644	1,518	115
Other	267	45	(203)
Net cash used in investing activities	(188,600)	(190,624)	(206,815)
Cash flows from financing activities:
Repurchase of common stock	(224,377)	(239,274)	(155,080)
Payment of dividends	(125,758)	(111,581)	(87,847)
Borrowings under revolving line of credit	90,000	0	0
Repayments of borrowings under revolving line of credit	(90,000)	0	0
Tax withholdings related to stock-based awards	(56,977)	(18,096)	(18,637)
Excess tax benefit related to stock-based awards	26,560	8,743	12,683
Net proceeds related to stock-based awards	4,077	6,614	14,637
Repayments of long-term obligations	(1,785)	(1,724)	(1,796)
Other	(760)	(58)	(405)
Net cash used in financing activities	(379,020)	(355,376)	(236,445)
Effect of exchange rates on cash and cash equivalents	(1,271)	(2,203)	931
Net decrease in cash and cash equivalents	(107,194)	(94,434)	(78,202)
Cash and cash equivalents at beginning of year	330,121	424,555	502,757
Cash and cash equivalents at end of year	$222,927	$330,121	$424,555
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,269	$1,270	$1,651
Cash paid during the year for income taxes, net of refunds	$172,305	$186,968	$131,440

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

We are a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams-Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 601 stores. We have retail and e-commerce businesses in the U.S., Canada, Australia and the United Kingdom, and ship our products to customers worldwide. Our catalogs reach customers throughout the U.S. and Australia. In addition, we have unaffiliated franchisees that operate stores in the Middle East and the Philippines.

Intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Sunday closest to January 31, based on a 52 or 53-week year. Fiscal 2014, a 52-week year, ended on February 1, 2015; Fiscal 2013, a 52-week year, ended on February 2, 2014; and fiscal 2012, a 53-week year, ended on February 3, 2013.

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

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less. As of February 1, 2015, we were invested primarily in demand deposit accounts. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.

Restricted Cash

Restricted cash represents deposits held in trusts to secure our liabilities associated with our workers’ compensation and other insurance programs. During fiscal 2014, we redeemed restricted cash deposits of $14,289,000 previously held under collateralized trust agreements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card, franchisee and landlord receivables for which collectability is reasonably assured. Receivables are evaluated for collectability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. Our allowance for doubtful accounts was not material to our financial statements as of February 1, 2015 and February 2, 2014.

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

Reserves for shrinkage are estimated and recorded throughout the year, at the brand and channel level, as a percentage of net sales based on historical shrinkage results, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution centers, off-site storage locations, and with our third party warehouse and transportation providers. Accordingly, there is no shrinkage reserve at year-end.

Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on net earnings. As of February 1, 2015 and February 2, 2014, our inventory obsolescence reserves were $10,244,000 and $10,406,000, respectively.

Advertising and Prepaid Catalog Expenses

Advertising expenses consist of media and production costs related to catalog mailings, e-commerce advertising and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement, with the exception of prepaid catalog expenses. Prepaid catalog expenses consist primarily of third party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of estimated e-commerce revenues for the period to the total estimated e-commerce revenues over the life of the catalog on an individual catalog basis. Estimated e-commerce revenues over the life of the catalog are based upon various factors such as the total number of catalogs and pages circulated, the probability and magnitude of consumer response and the assortment of merchandise offered. Each catalog is generally fully amortized over a six to nine month period, with the majority of the amortization occurring within the first four to five months. Prepaid catalog expenses are evaluated for realizability on a monthly basis by comparing the carrying amount associated with each catalog to the estimated probable future profitability (net revenues less merchandise cost of goods sold, selling expenses and catalog-related costs) of that catalog. If the estimated future profitability of the catalog is below its carrying amount, the catalog is impaired accordingly.

Total advertising expenses (including catalog advertising, e-commerce advertising and all other advertising costs) were approximately $330,070,000, $325,708,000 and $318,338,000 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Leasehold improvements	Shorter of estimated useful life or lease term (generally 3 – 22 years)
Fixtures and equipment	2 – 20 years
Buildings and building improvements	10 – 40 years
Capitalized software	2 – 10 years

We review the carrying value of all long-lived assets for impairment, primarily at a store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. Impairment may result when the carrying value of the asset exceeds the estimated undiscounted future cash flows over its remaining useful life. For store impairment, our estimate of undiscounted future cash flows over the store lease term is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment rates, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the asset’s net carrying value and its fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital.

For any store or facility closure where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the cease use date.

During fiscal 2014, fiscal 2013 and fiscal 2012, we recorded expense of approximately $241,000, $561,000 and $6,071,000, respectively, associated with asset impairment charges primarily related to retail stores, all of which is recorded within selling, general and administrative expenses.

Goodwill

Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. The first step of the impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future, such as sales growth, gross margins, employment rates, capital expenditures, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, is in excess of its fair value, goodwill may be impaired, and we must perform a second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any. At February 1, 2015 and February 2, 2014, we had goodwill of $18,740,000 and $18,946,000, respectively, included in other assets, primarily related to our fiscal 2011 acquisition of Rejuvenation Inc. We did not recognize any goodwill impairment in fiscal 2014, fiscal 2013 or fiscal 2012.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for employee health benefits, workers’ compensation and product and general liability claims were $24,901,000 and $21,755,000 as of February 1, 2015 and February 2, 2014, respectively.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt approximate their estimated fair values. We use derivative instruments to hedge against foreign currency exchange rate fluctuations. The assets or liabilities associated with our derivative financial instruments are recorded at fair value in either other current assets or other current liabilities. The fair value of our foreign currency derivative instruments is measured using the income approach whereby we use observable market data at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. These observable inputs include spot rates, forward rates, interest rates and credit derivative market rates (refer to Notes M and N for additional information).

Revenue Recognition

We recognize revenues and the related cost of goods sold (including shipping costs) at the time the products are delivered to our customers. Revenue is recognized for retail sales (excluding home-delivered merchandise) at the point of sale in the store and, for home-delivered merchandise and e-commerce sales, when the merchandise is delivered to the customer. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period. Shipping and handling fees charged to the customer are recognized as revenue at the time the products are delivered to the customer. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

Sales Returns Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. A summary of activity in our sales returns reserve is as follows:

In thousands	Fiscal 2014[1] (52 Weeks)	Fiscal 2013[1] (52 Weeks)	Fiscal 2012[1] (53 Weeks)
Balance at beginning of year	$15,954	$14,397	$14,151
Provision for sales returns	311,911	293,929	270,156
Actual sales returns	(313,083)	(292,372)	(269,910)
Balance at end of year	$14,782	$15,954	$14,397

[1]	Amounts are shown net of cost of goods sold.

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

Stock-Based Compensation

We account for stock-based compensation arrangements by measuring and recognizing compensation expense in our Consolidated Financial Statements for all stock-based awards using a fair value based method. Restricted stock units are valued using the closing price of our stock on the date prior to the date of grant. The fair value of each stock-based award is amortized over the requisite service period.

Foreign Currency Translation

As of February 1, 2015, our retail stores in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe expose us to market risk associated with foreign currency exchange rate fluctuations.

Additionally, some of our foreign operations have a functional currency different than the U.S. dollar, such as those in Canada (Canadian dollar), Europe (euro or British pound) and Australia (Australian dollar). Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income within stockholders’ equity. While the gains and losses resulting from foreign currency exchange rate fluctuations have not been material to us, we have continued to see volatility in the exchange rates in the countries in which we do business. These gains and losses are included in selling, general and administrative expenses (except for those discussed in Note M).

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in our Consolidated Financial Statements. We record reserves for our estimates of the additional income tax liability that is more likely than not to result from the ultimate resolution of foreign and domestic tax examinations. At any one time, many tax years are subject to examination by various taxing jurisdictions. The results of these examinations and negotiations with taxing authorities may affect the ultimate settlement of these issues. We review and update the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax examination, upon expiration of statutes of limitation, or upon occurrence of other events.

In order to compute the tax on an interim basis, we estimate what our effective tax rate will be for the full fiscal year and adjust these estimates throughout the year as necessary. Adjustments to our income tax provision due to changes in our estimated effective tax rate are recorded in the interim period in which the change occurs. The tax (or benefit) related to items other than ordinary income is individually computed and recognized when the items occur. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of our earnings in various taxing jurisdictions.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently assessing the potential impact of this ASU on our Consolidated Financial Statements.

Note B: Property and Equipment

Property and equipment consists of the following:

In thousands	Feb. 1, 2015	Feb. 2, 2014
Leasehold improvements	$852,372	$847,351
Fixtures and equipment	691,001	698,275
Capitalized software	431,259	419,432
Land and buildings	192,841	188,498
Corporate systems projects in progress [1]	91,885	72,693
Construction in progress [2]	10,119	5,519
Total	2,269,477	2,231,768
Accumulated depreciation	(1,386,465)	(1,382,475)
Property and equipment, net	$883,012	$849,293

[1]	Corporate systems projects in progress as of February 1, 2015 and February 2, 2014 include approximately $56.8 million and $40.1 million, respectively, for the portion of our new inventory and order management system currently under development and not ready for its intended use.
[2]	Construction in progress primarily consists of leasehold improvements and furniture and fixtures related to new, expanded or remodeled retail stores where construction had not been completed as of year-end.

Note C: Borrowing Arrangements

Long-term debt consists of the following:

In thousands	Feb. 1, 2015	Feb. 2, 2014
Memphis-based distribution facility obligation (see Note F)	$1,968	$3,753
Less current maturities	(1,968)	(1,785)
Total long-term debt	$0	$1,968

Credit Facility

We have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. As of February 1, 2015, we were in compliance with our financial covenants under the credit facility and, based on current projections, we expect to remain in compliance throughout fiscal 2015. The credit facility matures on November 19, 2019, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During fiscal 2014, we had borrowings of $90,000,000 under the credit facility, all of which were repaid in the fourth quarter of fiscal 2014, and no amounts were outstanding as of February 1, 2015. During fiscal 2013, we had no borrowings under the credit facility, and no amounts were outstanding as of February 2, 2014. Additionally, as of February 1, 2015, $14,760,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000, each of which matures on August 28, 2015. The letter of credit facilities contain covenants that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of February 1, 2015, an aggregate of $9,651,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 25, 2016.

Note D: Income Taxes

The components of earnings before income taxes, by tax jurisdiction, are as follows:

	Fiscal Year Ended
In thousands	Feb. 1, 2015 (52 Weeks)	Feb. 2, 2014 (52 Weeks)	Feb. 3, 2013 (53 Weeks)
United States	$482,739	$448,764	$401,542
Foreign	19,464	3,918	8,414
Total earnings before income taxes	$502,203	$452,682	$409,956
The provision for income taxes consists of the following:
	Fiscal Year Ended
In thousands	Feb. 1, 2015 (52 Weeks)	Feb. 2, 2014 (52 Weeks)	Feb. 3, 2013 (53 Weeks)
Current
Federal	$157,227	$173,686	$136,742
State	31,959	25,748	22,072
Foreign	4,411	2,690	3,441
Total current	193,597	202,124	162,255
Deferred
Federal	2,719	(26,324)	(7,827)
State	(2,547)	(1,277)	(1,202)
Foreign	(420)	(743)	(0)
Total deferred	(248)	(28,344)	(9,029)
Total provision	$193,349	$173,780	$153,226

We have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we intended to utilize those earnings in our foreign operations for an indefinite period of time. As of February 1, 2015 the accumulated undistributed earnings of all foreign subsidiaries were approximately $43,300,000 and are sufficient to support our anticipated future cash needs for our foreign operations. We currently intend to utilize those undistributed earnings for an indefinite period of time and will only repatriate such earnings when it is tax effective to do so. It is currently not practical to estimate the tax liability that might be payable if these foreign earnings were to be repatriated.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal Year Ended
	Feb. 1, 2015 (52 Weeks)		Feb. 2, 2014 (52 Weeks)		Feb. 3, 2013 (53 Weeks)
Federal income taxes at the statutory rate	35.0%		35.0%		35.0%
State income tax rate	4.0%		3.7%		3.3%
Other	(0.5%	)	(0.3%	)	(0.9%	)
Effective tax rate	38.5%		38.4%		37.4%

Significant components of our deferred tax accounts are as follows:

In thousands	Feb. 1, 2015	Feb. 2, 2014
Current:
Compensation	$15,968	$14,378
Merchandise inventories	30,328	27,337
Accrued liabilities	28,866	26,461
Customer deposits	60,989	58,479
Prepaid catalog expenses	(12,753)	(12,576)
Other	7,220	7,407
Total current	130,618	121,486
Non-current:
Depreciation	(9,888)	(4,216)
Deferred rent	18,925	17,500
Deferred lease incentives	(37,098)	(33,065)
Stock-based compensation	19,857	28,948
Executive deferral plan	5,437	5,699
Uncertainties	7,061	4,378
Valuation allowance	(1,568)	(1,048)
Other	1,539	(4,372)
Total non-current	4,265	13,824
Total deferred tax assets, net	$134,883	$135,310

The following table summarizes the activity related to our gross unrecognized tax benefits:

In thousands	Fiscal 2014 (52 Weeks)	Fiscal 2013 (52 Weeks)	Fiscal 2012 (53 Weeks)
Balance at beginning of year	$10,765	$8,990	$10,023
Increases related to current year tax positions	3,093	3,351	2,188
Increases related to prior years’ tax positions	2,007	328	936
Decreases related to prior years’ tax positions	(138)	(42)	(171)
Settlements	(1,144)	(170)	(1,069)
Lapses in statute of limitations	(224)	(1,692)	(2,917)
Balance at end of year	$14,359	$10,765	$8,990

As of February 1, 2015, we had $14,359,000 of gross unrecognized tax benefits, of which $9,602,000 would, if recognized, affect the effective tax rate.

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of February 1, 2015 and February 2, 2014, our accruals for the payment of interest and penalties totaled $2,412,000 and $2,231,000, respectively, primarily related to interest.

Due to the potential resolution of state issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of $0 to $1,900,000.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (IRS) had concluded examination of our U.S. federal income tax returns for years prior to fiscal 2011 without any significant adjustments. Substantially all material state, local and foreign income tax examinations have been concluded through fiscal 2004.

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

Total rental expense for all operating leases was as follows:

	Fiscal Year Ended
In thousands	Feb. 1, 2015 (52 Weeks)	Feb. 2, 2014 (52 Weeks)	Feb. 3, 2013 (53 Weeks)
Rent expense	$215,221	$201,727	$189,060
Contingent rent expense	32,699	34,608	35,634
Rent expense before deferred lease incentive income	247,920	236,335	224,694
Deferred lease incentive income	(24,420)	(25,385)	(26,694)
Less: sublease rental income	(560)	(536)	(535)
Total rent expense[1]	$222,940	$210,414	$197,465

[1]	Excludes all other occupancy-related costs including depreciation, common area maintenance, utilities and property taxes.

The aggregate future minimum annual cash rental payments under non-cancelable operating leases (excluding the Memphis-based distribution facility consolidated by us, see Note F) in effect at February 1, 2015 were as follows:

In thousands	Lease Commitments[1,2]
Fiscal 2015	$237,975
Fiscal 2016	225,951
Fiscal 2017	198,483
Fiscal 2018	178,353
Fiscal 2019	158,431
Thereafter	595,132
Total	$1,594,325

[1]	Represents future projected cash payments and, therefore, is not necessarily representative of future expected rental expense.
[2]	Projected cash payments include only those amounts that are fixed and determinable as of the reporting date. We currently pay rent for certain store locations based on a percentage of store sales. As future store sales cannot be predicted with certainty, projected payments for these locations are based on minimum rent, which is generally higher than rent based on a percentage of store sales. We incur other lease obligation expenses, such as common area maintenance and other executory costs, which are not fixed in nature and are thus not included in the future projected cash payments reflected above. In addition, projected cash payments do not include any benefit from deferred lease incentive income, which is reflected within “Total rent expense” above.

Note F: Memphis-Based Distribution Facilities

Our Memphis-based distribution facilities include an operating lease entered into in July 1983 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 1”) comprised of the estate of W. Howard Lester (“Mr. Lester”), our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan (“Mr. McMahan”), a former Director Emeritus and significant stockholder. Partnership 1 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties. The terms of the lease automatically renewed until the bonds that financed the construction of the facility were fully repaid in December 2010, at which time we continued to rent the facility on a month-to-month basis. We subsequently agreed to lease the facilities from Partnership 1 through February 2014, at which time the lease was terminated and we vacated the facility. We made annual rental payments of approximately $28,000 in fiscal 2014, and $618,000 in both fiscal 2013 and fiscal 2012.

Our other Memphis-based distribution facility includes an operating lease entered into in August 1990 for another distribution facility that is adjoined to the Partnership 1 facility in Memphis, Tennessee. The lessor is a general partnership (“Partnership 2”) comprised of the estate of Mr. Lester, the estate of Mr. McMahan and two unrelated parties. Partnership 2 does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties. The term of the lease automatically renews on an annual basis until the bonds that financed the construction of the facility are fully repaid in August 2015. As of February 1, 2015, $1,968,000 was outstanding under the Partnership 2 bonds. We made annual rental payments of approximately $2,432,000, $2,448,000 and $2,473,000 including applicable taxes, insurance and maintenance expenses in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

As of February 1, 2015, Partnership 2 qualifies as a variable interest entity and is consolidated by us due to its related party relationship and our obligation to renew the lease until the bonds are fully repaid. As such, as of February 1, 2015, our Consolidated Balance Sheet includes $10,658,000 in assets (primarily buildings), $1,968,000 in debt and $8,690,000 in other long-term liabilities related to the consolidation of the Partnership 2 distribution facility.

Note G: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
2014 (52 Weeks)
Basic	$308,854	93,634	$3.30
Effect of dilutive stock-based awards		1,566
Diluted	$308,854	95,200	$3.24
2013 (52 Weeks)
Basic	$278,902	96,669	$2.89
Effect of dilutive stock-based awards		2,096
Diluted	$278,902	98,765	$2.82
2012 (53 Weeks)
Basic	$256,730	99,266	$2.59
Effect of dilutive stock-based awards		1,785
Diluted	$256,730	101,051	$2.54

Stock-based awards of 21,000 and 1,313,000 were excluded from the computation of diluted earnings per share in fiscal 2014 and fiscal 2012, respectively, as their inclusion would be anti-dilutive. There were no stock-based awards excluded from the computation of diluted earnings per share in fiscal 2013.

Note H: Stock-Based Compensation

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 25,760,000 shares. As of February 1, 2015, there were approximately 4,354,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

Option Awards

Annual grants of option awards are limited to 1,000,000 shares on a per person basis and have a maximum term of seven years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date. Option awards granted to employees generally vest over a period of four years for service-based awards. Certain option awards contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event.

Stock Awards

Annual grants of stock awards are limited to 400,000 shares on a per person basis. Stock awards granted to employees generally vest evenly over a period of four years for service-based awards. Certain performance-based awards, which have variable payout conditions based on predetermined financial targets, vest three years from the date of grant. Certain stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member).

Stock-Based Compensation Expense

We measure and record stock-based compensation expense for all employee stock-based awards using a fair value based method. During fiscal 2014, fiscal 2013 and fiscal 2012, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $44,632,000, $38,788,000 and $31,042,000, respectively. As of February 1, 2015, there was $52,317,000 of unrecognized stock-based compensation expense (net of estimated forfeitures), which we expect to recognize on a straight-line basis over a weighted average remaining service period of approximately two years. At each reporting period, all compensation expense attributable to vested awards has been fully recognized.

Stock Options

The following table summarizes our stock option activity during fiscal 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance at February 2, 2014 (100% vested)	222,488	$37.11
Granted	0	0
Exercised	(115,488)	35.30
Cancelled	0	0
Balance at February 1, 2015 (100% vested)	107,000	$39.05	0.81	$4,194,000

[1]	Intrinsic value for outstanding and vested options is based on the excess of the market value of our common stock on the last business day of the fiscal year (or $78.25) over the exercise price.

No stock options were granted in fiscal 2014, fiscal 2013 or fiscal 2012. The total intrinsic value of stock options exercised was $3,564,000 for fiscal 2014, $3,834,000 for fiscal 2013 and $5,497,000 for fiscal 2012. Intrinsic value for options exercised is based on the excess of the market value over the exercise price on the date of exercise.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the grant date and the conversion date for the number of shares converted.

The following table summarizes our stock-settled stock appreciation right activity during fiscal 2014:

	Shares	Weighted Average Conversion Price[1]	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[2]
Balance at February 2, 2014	1,859,762	$29.19
Granted	0	0
Converted into common stock	(674,338)	28.47
Cancelled	(25,476)	40.19
Balance at February 1, 2015	1,159,948	$29.36	3.27	$56,711,000
Vested at February 1, 2015	892,712	$26.06	3.29	$46,590,000
Vested plus expected to vest at February 1, 2015	1,086,001	$28.62	3.27	$53,903,000

[1]	Conversion price is equal to the market value on the date of grant.
[2]	Intrinsic value for outstanding and vested rights is based on the excess of the market value of our common stock on the last business day of the fiscal year (or $78.25) over the conversion price.

No stock-settled stock appreciation rights were granted in fiscal 2014, fiscal 2013 or fiscal 2012. The total intrinsic value of awards converted to common stock was $26,837,000 for fiscal 2014, $18,046,000 for fiscal 2013 and $31,569,000 for fiscal 2012. Intrinsic value for conversions is based on the excess of the market value over the conversion price on the date of conversion.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during fiscal 2014:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance at February 2, 2014	3,079,651	$40.11
Granted	965,217	63.18
Released	(1,548,779)	35.12
Cancelled	(182,612)	47.87
Balance at February 1, 2015	2,313,477	$52.47	2.52	$181,030,000
Vested plus expected to vest at February 1, 2015	1,571,376	$52.70	2.61	$122,960,000

[1]	Intrinsic value for outstanding and unvested restricted stock units is based on the market value of our common stock on the last business day of the fiscal year (or $78.25).

The following table summarizes additional information about restricted stock units:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Weighted average grant date fair value per share of awards granted	$63.18	$53.59	$37.94
Intrinsic value of awards released [1]	$101,189,000	$24,568,000	$16,730,000

[1]	Intrinsic value for releases is based on the market value on the date of release.

Tax Effect

We present tax benefits resulting from the settlement of stock-based awards as operating cash flows in our Consolidated Statements of Cash Flows. Tax deductions in excess of the cumulative compensation cost recognized for stock-based awards settled are presented as a financing cash inflow and an operating cash outflow. During fiscal 2014, fiscal 2013 and fiscal 2012, net proceeds from the exercise of stock-based awards was $4,077,000, $6,614,000 and $14,637,000, respectively, and the current tax benefit related to stock-based awards totaled $52,798,000, $17,940,000 and $21,477,000, respectively.

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

Our matching contribution is equal to 50% of each participant’s salary deferral contribution, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period. Each participant’s matching contribution is earned on a semi-annual basis with respect to eligible salary deferrals for those employees that are employed with the company on June 30th or December 31st of the year in which the deferrals are made. Each associate must complete one year of service prior to receiving company matching contributions. For the first five years of the participant’s employment, all matching contributions vest at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions vest immediately. Our contributions to the plan were $6,038,000, $5,538,000 and $5,517,000 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

The 401(k) Plan consists of two parts: a profit sharing plan portion and a stock bonus plan/employee stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the Williams-Sonoma, Inc. Stock Fund. The profit sharing and ESOP components of the 401(k) Plan are considered a single plan under Code section 414(l).

We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. As of February 1, 2015 and February 2, 2014, $14,446,000 and $15,190,000, respectively, is included in other long-term obligations related to these deferred compensation liabilities. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $17,422,000 and $16,652,000 as of February 1, 2015 and February 2, 2014, respectively, and is included in other assets, net.

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

Note K: Stock Repurchase Program and Dividends

During fiscal 2014, we repurchased 3,331,557 shares of our common stock at an average cost of $67.35 per share and a total cost of approximately $224,377,000 under our current $750,000,000 stock repurchase program. As of February 1, 2015, we held treasury stock of $2,140,000 which represents the cost of shares available for issuance in certain foreign jurisdictions as a result of future stock-based award settlements.

During fiscal 2013, we repurchased 4,344,962 shares of our common stock at an average cost of $55.07 per share and a total cost of approximately $239,274,000. During fiscal 2012, we repurchased 3,962,034 shares of our common stock at an average cost of $39.14 per share and a total cost of approximately $155,080,000.

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

Total cash dividends declared in fiscal 2014, fiscal 2013 and fiscal 2012, were approximately $125,378,000, or $1.32 per common share, $121,688,000, or $1.24 per common share and $88,452,000, or $0.88 per common share, respectively. In March 2015, we announced that our Board of Directors had authorized a 6% increase in our quarterly cash dividend, from $0.33 to $0.35 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.

Note L: Segment Reporting

We have two reportable segments, e-commerce (formerly direct-to-customer) and retail. The e-commerce segment has the following merchandising strategies: Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams-Sonoma Home, Rejuvenation and Mark and Graham, which sell our products through our e-commerce websites and direct-mail catalogs. Our e-commerce merchandising strategies are operating segments, which have been aggregated into one reportable segment, e-commerce. The retail segment has the following merchandising strategies: Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation, which sell our products through our retail stores. Our retail merchandising strategies are operating segments, which have been aggregated into one reportable segment, retail. Management’s expectation is that the overall economic characteristics of each of our operating segments will be similar over time based on management’s judgment that the operating segments have had similar historical economic characteristics and are expected to have similar long-term financial performance in the future.

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

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
2014 (52 Weeks)
Net revenues[1]	$2,370,694	$2,328,025	$0	$4,698,719
Depreciation and amortization expense	32,116	80,154	50,003	162,273
Operating income	560,396	248,535	(306,666)	502,265
Assets[2]	600,503	1,028,293	701,481	2,330,277
Capital expenditures	41,633	97,247	65,920	204,800
2013 (52 Weeks)
Net revenues[1]	$2,115,022	$2,272,867	$0	$4,387,889
Depreciation and amortization expense	25,588	78,423	45,784	149,795
Operating income	502,143	248,894	(298,939)	452,098
Assets[2]	517,086	975,994	843,654	2,336,734
Capital expenditures	38,195	89,331	66,427	193,953
2012 (53 Weeks)
Net revenues[1]	$1,869,386	$2,173,484	$0	$4,042,870
Depreciation and amortization expense	23,164	72,994	38,295	134,453
Operating income	418,836	262,899	(272,572)	409,163
Assets[2]	397,285	939,672	850,722	2,187,679
Capital expenditures	30,585	86,776	88,043	205,404

[1]	Includes net revenues of approximately $235.8 million, $215.5 million and $166.6 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, related to our foreign operations.
[2]	Includes long-term assets of approximately $58.3 million, $61.4 million and $42.6 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, related to our foreign operations.

Note M: Derivative Financial Instruments

We have retail and e-commerce businesses in Canada, Australia and the United Kingdom, and operations throughout Asia and Europe, which expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. While the impact of foreign currency exchange rate fluctuations was not significant to us in fiscal 2014, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to the transactions of our foreign subsidiaries may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes.

The assets or liabilities associated with the derivative instruments are measured at fair value and recorded in either other current assets or other current liabilities. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on whether the derivative instrument is designated as a hedge and qualifies for hedge accounting in accordance with ASC 815, Derivatives and Hedging.

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges generally have terms of up to 12 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges or “forward points” are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in other income (expense), net. Based on the rates in effect as of February 1, 2015, we expect to reclassify a net gain of approximately $1,321,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains (losses) related to these contracts are recognized in other income (expense), net.

As of February 1, 2015, and February 2, 2014, we had foreign currency forward contracts outstanding (in U.S. dollars) as follows:

In thousands	Feb. 1, 2015	Feb. 2, 2014
Contracts to sell Canadian dollars and buy U.S. dollars
Contracts designated as cash flow hedges	$15,900	$16,500
Contracts not designated as cash flow hedges [1]	$0	$3,500
Contracts to sell Australian dollars and buy U.S. dollars
Contracts not designated as cash flow hedges	$21,000	$5,500

[1]	These contracts are no longer designated as cash flow hedges as the related inventory purchases have occurred.

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in other income (expense), net. During fiscal 2014 and fiscal 2013, no gain or loss was recognized for cash flow hedges due to hedge ineffectiveness. All hedges were deemed effective for assessment purposes as of February 1, 2015 and February 2, 2014.

The effect of derivative instruments in our Consolidated Financial Statements, pre tax, was as follows:

In thousands	Fiscal 2014 (52 Weeks)	Fiscal 2013 (52 Weeks)
Net gain recognized in OCI	$1,153	$870
Net gain reclassified from OCI into cost of goods sold	$573	$129
Net foreign exchange gain (loss) recognized in other income (expense):
Instruments designated as cash flow hedges[1]	$(155)	$(109)
Instruments not designated or de-designated[2]	$(1,795)	$906

[1]	Changes in fair value of the forward contract related to interest charges or “forward points.”
[2]	Changes in fair value subsequent to de-designation for instruments no longer designated as cash flow hedges, and changes in fair value related to instruments not designated as cash flow hedges.

The fair values of our derivative financial instruments are presented below. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note N.

In thousands	Balance sheet location	Feb. 1, 2015	Feb. 2, 2014
Derivatives designated as hedging instruments:
Cash flow hedge foreign currency forward contracts	Other current assets	$1,015	$485
Cash flow hedge foreign currency forward contracts	Other current liabilities	(9)	0
Total, net		$1,006	$485
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$427	$222
Foreign currency forward contracts	Other current liabilities	0	(40)
Total, net		$427	$182

We record all derivative assets and liabilities on a gross basis. They do not meet the balance sheet netting criteria as discussed in ASC 210, Balance Sheet, because we do not have master netting agreements established with our derivative counterparties that would allow for net settlement.

Amounts recorded within accumulated other comprehensive income (“AOCI”) associated with our derivative instruments, pre-tax, were as follows:

In thousands	Fiscal 2014 (52 Weeks)	Fiscal 2013 (52 Weeks)
AOCI beginning balance amount of gain (loss)	$741	$0
Amounts recognized in OCI before reclassifications	1,153	870
Amounts reclassified from OCI into cost of goods sold	(573)	(129)
AOCI ending balance amount of gain (loss)	$1,321	$741

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

There were no transfers between Level 1 and Level 2 categories during fiscal 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Williams-Sonoma, Inc.:

We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of February 1, 2015 and February 2, 2014, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2015. We also have audited the Company’s internal control over financial reporting as of February 1, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of February 1, 2015 and February 2, 2014, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

April 2, 2015

Quarterly Financial Information (Unaudited)

In thousands, except per share amounts
Fiscal 2014 (52 Weeks)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$974,330	$1,039,102	$1,143,162	$1,542,125	$4,698,719
Gross profit	368,408	382,098	431,407	618,591	1,800,504
Operating income	74,326	85,336	104,720	237,883	502,265
Net earnings	46,162	50,747	64,908	147,037	308,854
Basic earnings per share[1]	$ 0.49	$0.54	$0.70	$1.60	$3.30
Diluted earnings per share[1]	$ 0.48	$0.53	$0.68	$1.57	$3.24
Fiscal 2013 (52 Weeks)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$887,808	$982,209	$1,051,548	$1,466,324	$4,387,889
Gross profit	334,185	368,924	405,388	595,719	1,704,216
Operating income	63,783	78,086	92,494	217,735	452,098
Net earnings	39,466	48,919	56,719	133,798	278,902
Basic earnings per share[1]	$ 0.40	$0.50	$0.59	$1.42	$2.89
Diluted earnings per share[1]	$ 0.40	$0.49	$0.58	$1.38	$2.82

[1]	Due to differences between quarterly and full year weighted average share count calculations, and the effect of quarterly rounding to the nearest cent per share, full year earnings per share may not equal the sum of the quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 1, 2015, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to the reliability of financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles. Further, because of changes in conditions, the effectiveness of any internal control may vary over time.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of February 1, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based

on our assessment using those criteria, our management concluded that, as of February 1, 2015, our internal control over financial reporting is effective.

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

Information required by this Item is incorporated by reference herein to information under the headings “Committee Reports–Audit and Finance Committee Report” and “Proposal 4—Ratification of Selection of Independent Registered Public Accounting Firm—Deloitte Fees and Services” in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The following Consolidated Financial Statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 7:

Consolidated Statements of Earnings for the fiscal years ended February 1, 2015, February 2, 2014 and February 3, 2013

Consolidated Statements of Comprehensive Income for the fiscal years ended February 1, 2015, February 2, 2014 and February 3, 2013

Consolidated Balance Sheets as of February 1, 2015 and February 2, 2014

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2015, February 2, 2014 and February 3, 2013

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2015, February 2, 2014 and February 3, 2013

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

WILLIAMS-SONOMA, INC.

Date: April 2, 2015	By	/s/ LAURA J. ALBER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2015	/s/ ADRIAN D.P. BELLAMY
Adrian D.P. Bellamy
Chairman of the Board of Directors

Date: April 2, 2015	/s/ LAURA J. ALBER
Laura J. Alber
Chief Executive Officer
(principal executive officer)

Date: April 2, 2015	/s/ JULIE P. WHALEN
Julie P. Whalen
Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: April 2, 2015	/s/ ROSE MARIE BRAVO
Rose Marie Bravo
Director

Date: April 2, 2015	/s/ PATRICK J. CONNOLLY
Patrick J. Connolly
Director

Date: April 2, 2015	/s/ ADRIAN T. DILLON
Adrian T. Dillon
Director

Date: April 2, 2015	/s/ ANTHONY A. GREENER
Anthony A. Greener
Director

Date: April 2, 2015	/s/ TED W. HALL
Ted W. Hall
Director

Date: April 2, 2015	/s/ MICHAEL R. LYNCH
Michael R. Lynch
Director

Date: April 2, 2015	/s/ SABRINA SIMMONS
Sabrina Simmons
Director

Date: April 2, 2015	/s/ LORRAINE TWOHILL
Lorraine Twohill
Director

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE

FISCAL YEAR ENDED FEBRUARY 1, 2015

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

CERTIFICATE OF INCORPORATION AND BYLAWS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

FINANCING AGREEMENTS

10.1*	Sixth Amended and Restated Credit Agreement, dated November 19, 2014, between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent, JPMorgan Chase Bank, N.A., MUFG Union Bank, NA and U.S. Bank, National Association, as co-documentation agents, and the lenders party thereto

10.2	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Bank of America, N.A., dated as of August 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.3	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Bank of America, N.A., dated as of August 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2014 as filed with the Commission on December 5, 1014, File No. 001-14077)

10.4	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Wells Fargo Bank, N.A., dated as of August 30, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.5	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Wells Fargo Bank, N.A., dated as of August 29, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.6	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and U.S. Bank National Association, dated as of August 30, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.7	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and U.S. Bank National Association, dated as of August 29, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

STOCK PLANS

10.8+	Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)

10.9+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit D to the Company’s definitive proxy statement on Schedule A as filed on April 7, 2011, File No. 001-14077)

10.10+	Forms of Notice of Grant and Stock Option Agreement under the Company’s 2000 Nonqualified Stock Option Plan and 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004, File No. 001-14077)

10.11+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Director Grants (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.12+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010, File No. 001-14077)

10.13+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for CEO Grant (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.14+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2014 as filed with the Commission on June 12, 2014, File No. 001-14077)

10.15+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2014 as filed with the Commission on June 12, 2014, File No. 001-14077)

10.16+	Form of Williams-Sonoma, Inc. 2001 Long Term Incentive Plan Performance Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2014 as filed with the Commission on April 3, 2014, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

OTHER INCENTIVE PLANS

10.17+	Williams-Sonoma, Inc. 2001 Incentive Bonus Plan, as amended (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on April 6, 2012, File No. 001-14077)

10.18+	Williams-Sonoma, Inc. Pre-2005 Executive Deferral Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.19+*	Williams-Sonoma, Inc. Amended and Restated Executive Deferred Compensation Plan

10.20+	Williams-Sonoma, Inc. 401(k) Plan, as amended and restated effective January 1, 2002, except as otherwise noted, and including amendments effective through August 1, 2007 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.21+	Amendment to the Williams-Sonoma, Inc. 401(k) Plan dated November 6, 2008 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.22+	January 2009 Amendment to the Williams-Sonoma, Inc. 401(k) Plan dated January 20, 2009 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

PROPERTIES

10.23	Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1983 as filed with the Commission on October 14, 1983, File No. 000-12704)

10.24	First Amendment, dated December 1, 1985, to the Warehouse – Distribution Facility lease dated July 1, 1983, between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1986 as filed with the Commission on May 2, 1986, File No. 000-12704)

10.25	Second Amendment, dated December 1, 1993, to the Warehouse – Distribution Facility lease dated July 1, 1983 between the Company as lessee and the Lester-McMahan Partnership as lessor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994 as filed with the Commission on April 29, 1994, File No. 000-12704)

10.26	Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990, by and between Hewson-Memphis Partners and the Company (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 1990 as filed with the Commission on December 12, 1990, File No. 000-12704)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.27	First Amendment, dated December 22, 1993, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee between the Company and Hewson-Memphis Partners, dated as of August 1, 1990 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

10.28	Second Amendment, dated September 1, 1994, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 1994 as filed with the Commission on December 13, 1994, File No. 000-12704)

10.29	Third Amendment, dated October 24, 1995, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.2E to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 1995 as filed with the Commission on December 13, 1995, File No. 000-12704)

10.30	Fourth Amendment, dated February 1, 1996, to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001 as filed with the Commission on April 26, 2001, File No. 001-14077)

10.31	Fifth Amendment to Sublease, dated March 1, 1999, incorrectly titled Fourth Amendment to Sublease for the Distribution Facility at 4600 and 4650 Sonoma Cove, Memphis, Tennessee, dated as of August 1, 1990 between the Company and Hewson-Memphis Partners (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 as filed with the Commission on April 29, 2002, File No. 001-14077)

10.32	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

10.33	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.34	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.35	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and SPI WS II, LLC (the successor-in-interest to Hewson/Desoto Partners, L.L.C.) as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

EMPLOYMENT AGREEMENTS

10.36+	Amended and Restated Employment Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.37+	Amended and Restated Management Retention Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.38+	Form of Management Retention Agreement for Executive Vice Presidents and Brand Presidents, approved May 25, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 1, 2010, File No. 001-14077)

10.39+	Form of Management Retention Agreement for Senior Vice Presidents, approved May 25, 2010 (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2011 as filed with the Commission on March 31, 2011, File No. 001-14077)

10.40+	2012 EVP Level Management Retention Plan (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2013 as filed with the Commission on April 4, 2013, File No. 001-14077)

10.41+	Separation Agreement and General Release with Richard Harvey dated May 3, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended May 5, 2013 as filed with the Commission on June 14, 2013, File No. 001-14077)

10.42+	Employment Agreement with Janet Hayes, dated August 9, 2013 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2014 as filed with the Commission on April 3, 2014, File No. 001-14077)

OTHER AGREEMENTS

10.43+	Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 as filed with the Commission on September 9, 2011, File No. 001-14077)

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.