Form 10-Q
period 2015-05-03
WILLIAMS SONOMA INC
filed 2015-06-12
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2015.

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

As of May 31, 2015, 91,553,769 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 3, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended
In thousands, except per share amounts	May 3, 2015	May 4, 2014
Net revenues	$1,030,676	$974,330
Cost of goods sold	651,835	605,922
Gross profit	378,841	368,408
Selling, general and administrative expenses	306,913	294,082
Operating income	71,928	74,326
Interest (income) expense, net	8	(69)
Earnings before income taxes	71,920	74,395
Income taxes	27,130	28,233
Net earnings	$44,790	$46,162
Basic earnings per share	$0.49	$0.49
Diluted earnings per share	$0.48	$0.48
Shares used in calculation of earnings per share:
Basic	91,707	93,993
Diluted	93,300	95,618

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended
In thousands	May 3, 2015	May 4, 2014
Net earnings	$44,790	$46,162
Other comprehensive income (loss):
Foreign currency translation adjustments	867	1,398
Change in fair value of derivative financial instruments, net of tax	(379)	(298)
Reclassification adjustment for realized gains on derivative financial instruments, net of tax	(198)	(233)
Comprehensive income	$45,080	$47,029

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts	May 3, 2015	February 1, 2015	May 4, 2014
ASSETS
Current assets
Cash and cash equivalents	$78,851	$222,927	$112,870
Restricted cash	0	0	14,295
Accounts receivable, net	64,720	67,465	54,725
Merchandise inventories, net	942,800	887,701	850,416
Prepaid catalog expenses	35,648	33,942	34,986
Prepaid expenses	59,684	36,265	79,491
Deferred income taxes, net	130,889	130,618	121,443
Other assets	11,627	13,005	9,261
Total current assets	1,324,219	1,391,923	1,277,487
Property and equipment, net	876,785	883,012	837,012
Non-current deferred income taxes, net	0	4,265	0
Other assets, net	50,085	51,077	53,601
Total assets	$2,251,089	$2,330,277	$2,168,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$367,525	$397,037	$369,279
Accrued salaries, benefits and other	87,067	136,012	88,796
Customer deposits	258,854	261,679	233,563
Borrowings under revolving line of credit	60,000	0	0
Income taxes payable	8,322	32,488	2,571
Current portion of long-term debt	1,968	1,968	1,785
Other liabilities	45,092	46,764	40,232
Total current liabilities	828,828	875,948	736,226
Deferred rent and lease incentives	170,528	166,925	158,339
Long-term debt	0	0	1,968
Non-current deferred income taxes, net	1,958	0	2,850
Other long-term obligations	63,143	62,698	60,425
Total liabilities	1,064,457	1,105,571	959,808
Commitments and contingencies
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	0	0	0
Common stock: $.01 par value; 253,125 shares authorized; 91,644, 91,891 and 94,184 shares issued and outstanding at May 3, 2015, February 1, 2015 and May 4, 2014, respectively	917	919	942
Additional paid-in capital	527,257	527,261	509,178
Retained earnings	662,671	701,214	693,670
Accumulated other comprehensive income (loss)	(2,257)	(2,548)	7,391
Treasury stock, at cost	(1,956)	(2,140)	(2,889)
Total stockholders’ equity	1,186,632	1,224,706	1,208,292
Total liabilities and stockholders’ equity	$2,251,089	$2,330,277	$2,168,100

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
In thousands	May 3, 2015	May 4, 2014
Cash flows from operating activities:
Net earnings	$ 44,790	$ 46,162
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	41,478	38,630
Loss on disposal/impairment of assets	1,694	644
Amortization of deferred lease incentives	(5,999)	(5,782)
Deferred income taxes	(5,498)	(4,649)
Tax benefit related to stock-based awards	20,572	43,223
Excess tax benefit related to stock-based awards	(8,724)	(21,371)
Stock-based compensation expense	14,010	12,368
Other	51	173
Changes in:
Accounts receivable	2,864	5,692
Merchandise inventories	(53,746)	(36,108)
Prepaid catalog expenses	(1,706)	(1,430)
Prepaid expenses and other assets	(21,439)	(41,951)
Accounts payable	(25,030)	(19,276)
Accrued salaries, benefits and other current and long-term liabilities	(51,387)	(48,164)
Customer deposits	(3,106)	5,216
Deferred rent and lease incentives	8,260	3,092
Income taxes payable	(24,155)	(46,798)
Net cash used in operating activities	(67,071)	(70,329)
Cash flows from investing activities:
Purchases of property and equipment	(40,384)	(38,119)
Other	5	133
Net cash used in investing activities	(40,379)	(37,986)
Cash flows from financing activities:
Borrowings under revolving line of credit	60,000	0
Repurchase of common stock	(52,562)	(53,309)
Payment of dividends	(31,934)	(32,891)
Tax withholdings related to stock-based awards	(21,734)	(46,730)
Excess tax benefit related to stock-based awards	8,724	21,371
Net proceeds related to stock-based awards	1,836	2,997
Other	0	(6)
Net cash used in financing activities	(35,670)	(108,568)
Effect of exchange rates on cash and cash equivalents	(956)	(368)
Net decrease in cash and cash equivalents	(144,076)	(217,251)
Cash and cash equivalents at beginning of period	222,927	330,121
Cash and cash equivalents at end of period	$ 78,851	$ 112,870

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of May 3, 2015 and May 4, 2014, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of February 1, 2015, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2015.

The results of operations for the thirteen weeks ended May 3, 2015 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2015.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently assessing the potential impact of this ASU on our Condensed Consolidated Financial Statements.

NOTE B. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 25,760,000 shares. As of May 3, 2015, there were approximately 2,737,000 shares available for future grant under the plan. Subsequently, on May 29, 2015, our stockholders approved an amendment and restatement of the Plan to, among other things, increase the shares issuable by 6,550,000 shares and extend the term to 2025. Awards may be granted under the Plan to officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense

We measure and record stock-based compensation expense for all employee stock-based awards using a fair value method. During the thirteen weeks ended May 3, 2015 and May 4, 2014, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $14,010,000 and $12,368,000, respectively.

Stock Options

The following table summarizes our stock option activity during the thirteen weeks ended May 3, 2015:

Shares
Balance at February 1, 2015	107,000
Granted	0
Exercised	(47,737)
Cancelled	0
Balance at May 3, 2015 (100% vested)	59,263

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the thirteen weeks ended May 3, 2015:

Shares
Balance at February 1, 2015	1,159,948
Granted	0
Converted into common stock	(160,350)
Cancelled	(1,186)
Balance at May 3, 2015	998,412
Vested at May 3, 2015	976,987
Vested plus expected to vest at May 3, 2015	991,233

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirteen weeks ended May 3, 2015:

Shares
Balance at February 1, 2015	2,313,477
Granted	729,536
Released	(545,484)
Cancelled	(16,245)
Balance at May 3, 2015	2,481,284
Vested plus expected to vest at May 3, 2015	1,720,829

NOTE C. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding and common stock equivalents for the period. Common stock equivalents consist of shares subject to stock-based awards with exercise prices less than or equal to the average market price of our common stock for the period, to the extent their inclusion would be dilutive.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended May 3, 2015
Basic	$44,790	91,707	$0.49
Effect of dilutive stock-based awards		1,593
Diluted	$44,790	93,300	$0.48
Thirteen weeks ended May 4, 2014
Basic	$46,162	93,993	$0.49
Effect of dilutive stock-based awards		1,625
Diluted	$46,162	95,618	$0.48

There were no stock-based awards excluded from the computation of diluted earnings per share for the thirteen weeks ended May 3, 2015. Anti-dilutive stock-based awards outstanding were 160,000 as of May 4, 2014, and were excluded from the computation of diluted earnings per share.

NOTE D. SEGMENT REPORTING

We have two reportable segments, e-commerce and retail. The e-commerce segment has the following merchandising strategies: Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams-Sonoma Home, Rejuvenation and Mark and Graham, which sell our products through our e-commerce websites and direct-mail catalogs. Our e-commerce merchandising strategies are operating segments, which have been aggregated into one reportable segment, e-commerce. The retail segment has the following merchandising strategies: Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation, which sell our products through our retail stores. Our retail merchandising strategies are operating segments, which have been aggregated into one reportable segment, retail. Our operating segments have had similar historical economic characteristics and it is management’s expectation that the operating segments will have similar long-term financial performance in the future.

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

We use operating income to evaluate segment profitability. Operating income is defined as earnings (loss) before net interest income or expense and income taxes. Unallocated costs before interest and income taxes include employee-related costs, occupancy expenses (including depreciation expense), administrative costs and third party service costs, primarily in our corporate departments. Unallocated assets include corporate cash and cash equivalents, deferred income taxes, the net book value of corporate facilities and related information systems, and other corporate long-lived assets.

Income tax information by reportable segment has not been included as income taxes are calculated at a company-wide level and are not allocated to each reportable segment.

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
Thirteen weeks ended May 3, 2015
Net revenues[1]	$532,573	$498,103	$0	$1,030,676
Depreciation and amortization expense	8,102	20,150	13,226	41,478
Operating income (loss)	127,574	28,126	(83,772)	71,928
Assets[2]	610,976	1,053,039	587,074	2,251,089
Capital expenditures	3,936	19,928	16,520	40,384
Thirteen weeks ended May 4, 2014
Net revenues[1]	$491,289	$483,041	$0	$974,330
Depreciation and amortization expense	7,407	19,360	11,863	38,630
Operating income (loss)	121,136	30,196	(77,006)	74,326
Assets[2]	547,077	988,659	632,364	2,168,100
Capital expenditures	9,477	14,700	13,942	38,119
[1]	Includes net revenues of approximately $54.8 million and $51.1 million for the thirteen weeks ended May 3, 2015 and May 4, 2014, respectively, related to our foreign operations.
[2]	Includes long-term assets of approximately $59.0 million and $59.8 million as of May 3, 2015 and May 4, 2014, respectively, related to our foreign operations.

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

NOTE F. STOCK REPURCHASE PROGRAM AND DIVIDEND

Stock Repurchase Program

During the thirteen weeks ended May 3, 2015, we repurchased 664,402 shares of our common stock at an average cost of $79.11 per share for a total cost of approximately $52,562,000. As of May 3, 2015, we held treasury stock of $1,956,000 which represents the cost of shares available for re-issuance to satisfy future stock-based award settlements in certain foreign jurisdictions.

During the thirteen weeks ended May 4, 2014, we repurchased 840,761 shares of our common stock at an average cost of $63.41 per share for a total cost of approximately $53,309,000.

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

Dividend

We declared cash dividends of $0.35 and $0.33 per common share during the thirteen weeks ended May 3, 2015 and May 4, 2014, respectively.

NOTE G. DERIVATIVE FINANCIAL INSTRUMENTS

We have retail and e-commerce businesses in Canada, Australia and the United Kingdom, and operations throughout Asia and Europe, which expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. While the impact of foreign currency exchange rate fluctuations was not significant to us in the first quarter of fiscal 2015, we continue to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to the transactions of our foreign subsidiaries may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes.

The assets or liabilities associated with the derivative instruments are measured at fair value and recorded in either other current assets or other current liabilities. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on whether the derivative instrument is designated as a hedge and qualifies for hedge accounting in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges generally have terms of up to 12 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges or “forward points” are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in other income (expense), net. Based on the rates in effect as of May 3, 2015, we expect to reclassify a net gain of approximately $540,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains (losses) related to these contracts are recognized in other income (expense), net.

As of May 3, 2015, and May 4, 2014, we had foreign currency forward contracts outstanding (in U.S. dollars) as follows:

In thousands	May 3, 2015	May 4, 2014
Contracts to sell Canadian dollars and buy U.S. dollars
Contracts designated as cash flow hedges	$20,400	$23,000
Contracts not designated as cash flow hedges [1]	$0	$1,500
Contracts to sell Australian dollars and buy U.S. dollars
Contracts not designated as cash flow hedges	$26,000	$10,000

[1]	These contracts are no longer designated as cash flow hedges as the related inventory purchases have occurred.

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in other income (expense), net. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen weeks ended May 3, 2015 and May 4, 2014.

The effect of derivative instruments in our Condensed Consolidated Financial Statements, pre-tax, was as follows:

In thousands	Thirteen Weeks Ended May 3, 2015	Thirteen Weeks Ended May 4, 2014
Net loss recognized in OCI	$(513)	$(224)
Net gain reclassified from OCI into cost of goods sold	$268	$233
Net foreign exchange gain (loss) recognized in other income (expense):
Instruments designated as cash flow hedges[1]	$(16)	$(34)
Instruments not designated or de-designated[2]	$382	$584

[1]	Changes in fair value of the forward contract related to interest charges or “forward points.”
[2]	Changes in fair value subsequent to de-designation for instruments no longer designated as cash flow hedges, and changes in fair value related to instruments not designated as cash flow hedges.

The fair values of our derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 inputs as defined by the fair value hierarchy described in Note H.

In thousands	Balance sheet location	May 3, 2015	May 4, 2014
Derivatives designated as hedging instruments:
Cash flow hedge foreign currency forward contracts	Other current assets	$283	$112
Cash flow hedge foreign currency forward contracts	Other current liabilities	(426)	(147)

Total, net		$(143)	$(35)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$262	$72

Total, net		$262	$72

We record all derivative assets and liabilities on a gross basis. They do not meet the balance sheet netting criteria as discussed in ASC 210, Balance Sheet, because we do not have master netting agreements established with our derivative counterparties that would allow for net settlement.

Amounts recorded within accumulated other comprehensive income (“AOCI”) associated with our derivative instruments, pre-tax, were as follows:

In thousands	Thirteen Weeks Ended May 3, 2015	Thirteen Weeks Ended May 4, 2014
AOCI beginning balance amount of gain (loss)	$1,321	$741
Amounts recognized in OCI before reclassifications	(513)	(224)
Amounts reclassified from OCI to cost of goods sold	(268)	(233)

AOCI ending balance amount of gain (loss)	$540	$284

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

There were no transfers between Level 1 and Level 2 categories during the thirteen weeks ended May 3, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our beliefs regarding the resolution of current lawsuits, claims and proceedings; our three year stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our compliance with our financial covenants; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended February 1, 2015, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams-Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 603 stores. We have retail and/or e-commerce businesses in the U.S., Canada, Australia and the United Kingdom, and ship our products to customers worldwide. Our catalogs reach customers throughout the U.S. and Australia. In addition, we have unaffiliated franchisees that operate stores in the Middle East and the Philippines.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended May 3, 2015 (“first quarter of fiscal 2015”), as compared to the thirteen weeks ended May 4, 2014 (“first quarter of fiscal 2014”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

First Quarter of Fiscal 2015 Financial Results

In the first quarter of fiscal 2015, our net revenues increased 5.8% to $1,030,676,000, compared to $974,330,000 in the first quarter of fiscal 2014, with comparable brand revenue growth of 4.6%. Diluted earnings per share in the first quarter of both fiscal 2015 and fiscal 2014 was $0.48. We returned $84,496,000 to our stockholders through stock repurchases and dividends during the first quarter of fiscal 2015.

E-commerce net revenues in the first quarter of fiscal 2015 increased $41,284,000, or 8.4%, compared to the first quarter of fiscal 2014, with increases across all brands. E-commerce net revenues generated 52% of our total company net revenues in the first quarter of fiscal 2015 compared to 50% in the first quarter of fiscal 2014.

Retail net revenues in the first quarter of fiscal 2015 increased $15,062,000, or 3.1% compared to the first quarter of fiscal 2014, primarily driven by West Elm and our international franchise operations.

In Pottery Barn, our largest brand, comparable brand revenues increased 2.4% in the first quarter of fiscal 2015 on top of an increase of 9.7% in the first quarter of fiscal 2014. These results were driven by our outdoor furniture and textile collections but were negatively impacted by lower inventory levels associated with the prolonged west coast port disruption. In the Williams-Sonoma brand, comparable brand revenues increased 2.7% in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. We saw growth across many of our core categories, including cookware, cutlery, tabletop, glassware and dinnerware, as well as our Williams-Sonoma Home business. In West Elm, comparable brand revenues increased 15.3% in the first quarter of fiscal 2015 on top of 18.8% in the first quarter of fiscal 2014. Growth continued to be broad-based across categories. In Pottery Barn Kids, comparable brand revenues grew by 0.8% in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Our net revenues were impacted by out-of-stock positions in key categories resulting from the west coast port disruption. In PBteen, comparable brand revenues increased 3.0% in the first quarter of fiscal 2015 on top of 12.0% in the first quarter of fiscal 2014. High backorders impacted the brand early in the quarter from lower levels of inventory associated with the west coast port disruption, but we saw an improved flow of inventory in the latter half of the quarter.

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

The following table summarizes our net revenues for the first quarter of fiscal 2015 and fiscal 2014:

	Thirteen Weeks Ended
In thousands	May 3, 2015	% Total	May 4, 2014	% Total
E-commerce net revenues	$532,573	51.7%	$491,289	50.4%
Retail net revenues	498,103	48.3%	483,041	49.6%

Net revenues	$1,030,676	100.0%	$974,330	100.0%

Net revenues in the first quarter of fiscal 2015 increased by $56,346,000, or 5.8%, compared to the first quarter of fiscal 2014, with comparable brand revenue growth of 4.6%. This increase was driven by growth across all brands led by West Elm and Pottery Barn.

Comparable Brand Revenue Growth

Comparable brand revenues include retail comparable store sales and e-commerce sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Outlet comparable store net revenues are included in their respective brands. Comparable brand revenues exclude sales from certain operations until such time that we believe those sales are meaningful to evaluating the performance of the brand. Sales related to our international franchised stores have also been excluded as they are not operated by us.

Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days.

	Thirteen Weeks Ended
Comparable brand revenue growth	May 3, 2015	May 4, 2014
Pottery Barn	2.4%	9.7%
Williams-Sonoma	2.7%	6.0%
West Elm	15.3%	18.8%
Pottery Barn Kids	0.8%	8.1%
PBteen	3.0%	12.0%

Total	4.6%	10.0%

E-COMMERCE NET REVENUES

	Thirteen Weeks Ended
In thousands	May 3, 2015	May 4, 2014
E-commerce net revenues	$532,573	$491,289
E-commerce net revenue growth	8.4%	17.2%

E-commerce net revenues in the first quarter of fiscal 2015 increased $41,284,000, or 8.4%, compared to the first quarter of fiscal 2014, with increases across all brands. E-commerce net revenues generated 52% of our total company net revenues in the first quarter of fiscal 2015 compared to 50% in the first quarter of fiscal 2014.

RETAIL NET REVENUES AND OTHER DATA

	Thirteen Weeks Ended
In thousands	May 3, 2015	May 4, 2014
Retail net revenues	$498,103	$483,041
Retail net revenue growth	3.1%	3.1%
Store count—beginning of year	601	585
Store openings	5	7
Store closings	(3)	(3)
Store count—end of period	603	589
Store selling square footage at period-end	3,709,000	3,600,000
Store leased square footage (“LSF”) at period-end	5,998,000	5,850,000

	Store Count					Avg. LSF Per Store
	February 1, 2015	Openings	Closings	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014
Williams-Sonoma	243	—	(2)	241	248	6,600	6,600
Pottery Barn	199	—	(1)	198	195	13,700	13,800
Pottery Barn Kids	85	2	—	87	84	7,500	7,700
West Elm	69	3	—	72	58	13,600	14,100
Rejuvenation	5	—	—	5	4	10,000	13,200

Total	601	5	(3)	603	589	9,900	9,900

Retail net revenues in the first quarter of fiscal 2015 increased $15,062,000, or 3.1%, compared to the first quarter of fiscal 2014, primarily driven by West Elm and our international franchise operations.

COST OF GOODS SOLD

	Thirteen Weeks Ended
In thousands	May 3, 2015	% Net Revenues	May 4, 2014	% Net Revenues
Cost of goods sold[1]	$651,835	63.2%	$605,922	62.2%
[1]	Includes total occupancy expenses of $151,451,000 and $146,439,000 for the first quarter of fiscal 2015 and the first quarter of fiscal 2014, respectively.

Cost of goods sold includes cost of goods, occupancy expenses and shipping costs. Cost of goods consists of cost of merchandise, inbound freight to our stores and distribution centers and other inventory related costs such as shrinkage, damages and replacements. Occupancy expenses consist of rent, depreciation and other occupancy costs, including common area maintenance, property taxes and utilities. Shipping costs consist of third party delivery services and shipping materials.

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

First Quarter of Fiscal 2015 vs. First Quarter of Fiscal 2014

Cost of goods sold increased by $45,913,000, or 7.6%, in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Cost of goods sold as a percentage of net revenues increased to 63.2% in the first quarter of fiscal 2015 from 62.2% in the first quarter of fiscal 2014. This increase was driven by lower selling margins primarily from increased shipping and fulfillment-related costs associated with the west coast port disruption, partially offset by the leverage of occupancy expenses.

In the e-commerce channel, cost of goods sold as a percentage of net revenues increased in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 driven by lower selling margins from increased shipping costs, partially offset by the leverage of occupancy expenses.

In the retail channel, cost of goods sold as a percentage of net revenues increased in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 primarily driven by lower selling margins, partially offset by the leverage of occupancy expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended
In thousands	May 3, 2015	% Net Revenues	May 4, 2014	% Net Revenues
Selling, general and administrative expenses	$306,913	29.8%	$294,082	30.2%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution warehouses, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.

We experience differing employment and advertising costs as a percentage of net revenues within the retail and e-commerce channels due to their distinct distribution and marketing strategies. Store employment costs represent a greater percentage of retail net revenues than e-commerce employment costs as a percentage of e-commerce net revenues. However, advertising expenses are higher within the e-commerce channel than in the retail channel.

First Quarter of Fiscal 2015 vs. First Quarter of Fiscal 2014

Selling, general and administrative expenses increased by $12,831,000, or 4.4%, in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Selling, general and administrative expenses as a percentage of net revenues decreased to 29.8% in the first quarter of fiscal 2015 from 30.2% in the first quarter of fiscal 2014. This decrease as a percentage of net revenues was primarily driven by advertising efficiencies and the leverage of employment costs.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues decreased in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 primarily driven by advertising efficiencies and the leverage of employment costs.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues remained flat in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

INCOME TAXES

The effective tax rate was 37.7% for the first quarter of fiscal 2015 and 37.9% for the first quarter of fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of May 3, 2015, we held $78,851,000 in cash and cash equivalents, the majority of which is held in demand deposit accounts, of which $68,311,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

In fiscal 2015, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, stock repurchases, dividend payments and purchases of property and equipment. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. During the first quarter of fiscal 2015, we borrowed $60,000,000 under the credit facility, all of which was outstanding as of May 3, 2015. During the first quarter of fiscal 2014, we had no borrowings under the credit facility.

As of May 3, 2015, issued but undrawn standby letters of credit totaling $15,294,000 were outstanding under the credit facility. Additionally, as of May 3, 2015, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which an aggregate of $7,578,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance throughout fiscal 2015. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For the first quarter of fiscal 2015, net cash used in operating activities was $67,071,000 compared to $70,329,000 for the first quarter of fiscal 2014. For the first quarter of fiscal 2015, net cash used in operating activities was primarily attributable to a decrease in accrued liabilities and accounts payable, as well as an increase in merchandise inventories, partially offset by net earnings adjusted for non-cash items. Net cash used compared to the first quarter of fiscal 2014 decreased primarily due to a decrease in income taxes paid, as well as a decrease in prepaid expenses, partially offset by an increase in merchandise inventories.

Cash Flows from Investing Activities

For the first quarter of fiscal 2015, net cash used in investing activities was $40,379,000 compared to $37,986,000 for the first quarter of fiscal 2014, and was primarily attributable to purchases of property and equipment. Net cash used compared to the first quarter of fiscal 2014 increased primarily due to an increase in purchases of property and equipment.

Cash Flows from Financing Activities

For the first quarter of fiscal 2015, net cash used in financing activities was $35,670,000 compared to $108,568,000 for the first quarter of fiscal 2014. For the first quarter of fiscal 2015, net cash used in financing activities was primarily attributable to repurchases of common stock and the payment of dividends, partially offset by borrowings under our revolving line of credit. Net cash used compared to the first quarter of fiscal 2014 decreased primarily due to an increase in borrowings under our revolving line of credit in 2015 and a decrease in tax withholdings related to stock-based awards.

Stock Repurchase Program and Dividend

See Note F to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividend, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2015, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 1, 2015.

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

Interest Rate Risk

Our line of credit facility has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. As of May 3, 2015, we had borrowings of $60,000,000 outstanding under our credit facility. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instrument would not materially affect our results from operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of May 3, 2015, our investments, made primarily in demand deposit accounts, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 2% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during the first quarter of fiscal 2015 or the first quarter of fiscal 2014. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail and/or e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. While the impact of foreign currency exchange rate fluctuations was not material to us in the first quarter of fiscal 2015, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to the transactions of our foreign subsidiaries may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note G to our Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 3, 2015, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note E to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2015 for a description of the risks and uncertainties associated with our business. There were no material changes to such risk factors in the current quarterly reporting period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of May 3, 2015 with respect to shares of common stock we repurchased during the first quarter of fiscal 2015. For additional information, please see Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
February 2, 2015 to March 1, 2015	104,100	$80.21	104,100	$278,495,000
March 2, 2015 to March 29, 2015	214,499	$79.84	214,499	$261,369,000
March 30, 2015 to May 3, 2015	345,803	$78.33	345,803	$234,283,000

Total	664,402	$79.11	664,402	$234,283,000

[1]	In March 2013, our Board of Directors announced a $750,000,000 stock repurchase program. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

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

Date: June 12, 2015