Form 10-Q
period 2015-08-02
WILLIAMS SONOMA INC
filed 2015-09-11
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2015.

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

As of August 30, 2015, 90,742,939 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED AUGUST 2, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands, except per share amounts	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Net revenues	$1,127,028	$1,039,102	$2,157,704	$2,013,432
Cost of goods sold	720,403	657,004	1,372,238	1,262,926
Gross profit	406,625	382,098	785,466	750,506
Selling, general and administrative expenses	323,282	296,762	630,195	590,844
Operating income	83,343	85,336	155,271	159,662
Interest (income) expense, net	275	40	283	(29)
Earnings before income taxes	83,068	85,296	154,988	159,691
Income taxes	29,400	34,549	56,530	62,782
Net earnings	$53,668	$50,747	$98,458	$96,909
Basic earnings per share	$0.59	$0.54	$1.08	$1.03
Diluted earnings per share	$0.58	$0.53	$1.06	$1.01
Shares used in calculation of earnings per share:
Basic	91,243	93,979	91,475	94,010
Diluted	92,564	95,839	92,969	95,714

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Net earnings	$53,668	$50,747	$98,458	$96,909
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,694)	545	(2,827)	1,943
Change in fair value of derivative financial instruments	800	91	421	(207)
Reclassification adjustment for realized gains on derivative financial instruments	(474)	(287)	(672)	(520)
Comprehensive income	$50,300	$51,096	$95,380	$98,125

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts	August 2, 2015	February 1, 2015	August 3, 2014
ASSETS
Current assets
Cash and cash equivalents	$119,776	$222,927	$70,574
Accounts receivable, net	81,753	67,465	69,653
Merchandise inventories, net	1,031,472	887,701	894,860
Prepaid catalog expenses	38,088	33,942	39,072
Prepaid expenses	56,119	36,265	55,892
Deferred income taxes, net	130,687	130,618	121,527
Other assets	12,808	13,005	9,772
Total current assets	1,470,703	1,391,923	1,261,350
Property and equipment, net	875,002	883,012	849,255
Non-current deferred income taxes, net	0	4,265	856
Other assets, net	50,266	51,077	52,087
Total assets	$2,395,971	$2,330,277	$2,163,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$416,276	$397,037	$336,470
Accrued salaries, benefits and other	103,695	136,012	101,818
Customer deposits	288,654	261,679	251,146
Borrowings under revolving line of credit	150,000	0	0
Income taxes payable	14,678	32,488	14,604
Current portion of long-term debt	0	1,968	1,968
Other liabilities	50,237	46,764	44,713
Total current liabilities	1,023,540	875,948	750,719
Deferred rent and lease incentives	179,103	166,925	171,193
Non-current deferred income taxes, net	1,213	0	0
Other long-term obligations	50,739	62,698	63,227
Total liabilities	1,254,595	1,105,571	985,139
Commitments and contingencies
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	0	0	0
Common stock: $.01 par value; 253,125 shares authorized; 90,860, 91,891 and 93,414 shares issued and outstanding at August 2, 2015, February 1, 2015 and August 3, 2014, respectively	909	919	934
Additional paid-in capital	532,835	527,261	514,464
Retained earnings	615,193	701,214	657,721
Accumulated other comprehensive income (loss)	(5,625)	(2,548)	7,741
Treasury stock, at cost	(1,936)	(2,140)	(2,451)
Total stockholders’ equity	1,141,376	1,224,706	1,178,409
Total liabilities and stockholders’ equity	$2,395,971	$2,330,277	$2,163,548

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
	August 2, 2015	August 3, 2014
Cash flows from operating activities:
Net earnings	$ 98,458	$ 96,909
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	83,233	79,332
Loss on disposal/impairment of assets	2,074	952
Amortization of deferred lease incentives	(12,075)	(12,483)
Deferred income taxes	(8,533)	(8,326)
Tax benefit related to stock-based awards	25,917	46,174
Excess tax benefit related to stock-based awards	(11,807)	(22,911)
Stock-based compensation expense	24,913	22,191
Other	69	305
Changes in:
Accounts receivable	(14,854)	(4,227)
Merchandise inventories	(144,934)	(80,158)
Prepaid catalog expenses	(4,146)	(5,516)
Prepaid expenses and other assets	(19,708)	(18,043)
Accounts payable	15,625	(60,527)
Accrued salaries, benefits and other current and long-term liabilities	(30,835)	(28,981)
Customer deposits	27,243	22,767
Deferred rent and lease incentives	24,034	17,516
Income taxes payable	(17,869)	(34,757)
Net cash provided by operating activities	36,805	10,217
Cash flows from investing activities:
Purchases of property and equipment	(86,849)	(83,519)
Restricted cash receipts	0	14,289
Other	278	282
Net cash used in investing activities	(86,571)	(68,948)
Cash flows from financing activities:
Borrowings under revolving line of credit	150,000	0
Repurchase of common stock	(125,000)	(112,054)
Payment of dividends	(64,044)	(63,996)
Tax withholdings related to stock-based awards	(27,175)	(49,434)
Excess tax benefit related to stock-based awards	11,807	22,911
Net proceeds related to stock-based awards	2,647	3,471
Repayments of long-term obligations	(1,968)	(1,785)
Other	0	(6)
Net cash used in financing activities	(53,733)	(200,893)
Effect of exchange rates on cash and cash equivalents	348	77
Net decrease in cash and cash equivalents	(103,151)	(259,547)
Cash and cash equivalents at beginning of period	222,927	330,121
Cash and cash equivalents at end of period	$ 119,776	$ 70,574

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of August 2, 2015 and August 3, 2014, the Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks then ended, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of February 1, 2015, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2015.

The results of operations for the thirteen and twenty-six weeks ended August 2, 2015 are not necessarily indicative of the operating results of the full year.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently assessing the potential impact of this ASU on our Condensed Consolidated Financial Statements.

NOTE B. STOCK-BASED COMPENSATION

Equity Award Programs

On May 29, 2015, our shareholders approved an amendment and restatement of our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) to, among other things, increase the shares issuable under the Plan by 6,550,000 shares and extend the term to 2025. The Plan provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 32,310,000 shares. As of August 2, 2015, there were approximately 9,348,000 shares available for future grant under the Plan. Awards may be granted under the Plan to officers, employees and non-employee members of our board of directors (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock Awards

Annual grants of stock awards are limited to 1,000,000 shares on a per person basis. Stock awards granted to employees generally vest evenly over a period of four years for service-based awards. Certain performance-based awards, which have variable payout conditions based on predetermined financial targets, vest three years from the date of grant. Certain stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member).

Stock-Based Compensation Expense

We measure and record stock-based compensation expense for all employee stock-based awards using a fair value method. During the thirteen and twenty-six weeks ended August 2, 2015, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $10,903,000 and $24,913,000, respectively. During the thirteen and twenty-six weeks ended August 3, 2014, we recognized total stock-based compensation expense of $9,823,000 and $22,191,000, respectively.

Stock Options

The following table summarizes our stock option activity during the twenty-six weeks ended August 2, 2015:

Shares
Balance at February 1, 2015	107,000
Granted	0
Exercised	(68,500)
Cancelled	0
Balance at August 2, 2015 (100% vested)	38,500

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the twenty-six weeks ended August 2, 2015:

Shares
Balance at February 1, 2015	1,159,948
Granted	0
Converted into common stock	(413,910)
Cancelled	(3,346)
Balance at August 2, 2015	742,692
Vested at August 2, 2015	726,585
Vested plus expected to vest at August 2, 2015	737,297

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the twenty-six weeks ended August 2, 2015:

Shares
Balance at February 1, 2015	2,313,477
Granted	760,801
Released	(579,683)
Cancelled	(79,632)
Balance at August 2, 2015	2,414,963
Vested plus expected to vest at August 2, 2015	1,677,709

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended August 2, 2015
Basic	$ 53,668	91,243	$ 0.59
Effect of dilutive stock-based awards		1,321
Diluted	$ 53,668	92,564	$ 0.58
Thirteen weeks ended August 3, 2014
Basic	$ 50,747	93,979	$ 0.54
Effect of dilutive stock-based awards		1,860
Diluted	$ 50,747	95,839	$ 0.53
Twenty-six weeks ended August 2, 2015
Basic	$ 98,458	91,475	$ 1.08
Effect of dilutive stock-based awards		1,494
Diluted	$ 98,458	92,969	$ 1.06
Twenty-six weeks ended August 3, 2014
Basic	$ 96,909	94,010	$ 1.03
Effect of dilutive stock-based awards		1,704
Diluted	$ 96,909	95,714	$ 1.01

There were no stock-based awards excluded from the computation of diluted earnings per share for the thirteen or twenty-six weeks ended August 2, 2015 and August 3, 2014.

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

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
Thirteen weeks ended August 2, 2015
Net revenues[1]	$ 569,913	$ 557,115	$ 0	$ 1,127,028
Depreciation and amortization expense	8,198	20,403	13,154	41,755
Operating income (loss)	122,461	40,503	(79,621)	83,343
Capital expenditures	4,582	23,265	18,618	46,465
Thirteen weeks ended August 3, 2014
Net revenues[1]	$ 522,589	$ 516,513	$ 0	$ 1,039,102
Depreciation and amortization expense	7,730	20,358	12,614	40,702
Operating income (loss)	120,612	37,058	(72,334)	85,336
Capital expenditures	13,398	19,548	12,454	45,400
Twenty-six weeks ended August 2, 2015
Net revenues[1]	$ 1,102,486	$ 1,055,218	$ 0	$ 2,157,704
Depreciation and amortization expense	16,300	40,553	26,380	83,233
Operating income (loss)	250,035	68,629	(163,393)	155,271
Assets[2]	658,803	1,101,441	635,727	2,395,971
Capital expenditures	8,518	43,193	35,138	86,849
Twenty-six weeks ended August 3, 2014
Net revenues[1]	$ 1,013,878	$ 999,554	$ 0	$ 2,013,432
Depreciation and amortization expense	15,137	39,718	24,477	79,332
Operating income (loss)	241,748	67,254	(149,340)	159,662
Assets[2]	588,234	974,474	600,840	2,163,548
Capital expenditures	22,875	34,248	26,396	83,519
[1]	Includes net revenues related to our foreign operations of approximately $66.9 million and $55.4 million for the thirteen weeks ended August 2, 2015 and August 3, 2014, respectively, and $121.7 million and $106.5 million for the twenty-six weeks ended August 2, 2015 and August 3, 2014, respectively.
[2]	Includes long-term assets related to our foreign operations of approximately $60.0 million and $62.2 million as of August 2, 2015 and August 3, 2014, respectively.

NOTE E. MEMPHIS-BASED DISTRIBUTION FACILITY

Our Memphis-based distribution facility includes an operating lease entered into in August 1990 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership comprised of the estate of W. Howard Lester, our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan, a former Director Emeritus and significant stockholder, and two unrelated parties. The partnership does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties. The terms of the lease automatically renewed until the bonds that financed the construction of the facility were fully repaid during the second quarter of 2015. Simultaneously, we entered into an agreement with the partnership to lease the facility through July 2017.

Prior to August 2, 2015, the partnership described above qualified as a variable interest entity and was consolidated by us due to its related party relationship and our obligation to renew the lease until the bonds were fully repaid. Accordingly, as of August 2, 2015, this facility is no longer consolidated by us.

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

NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDEND

Stock Repurchase Program

During the thirteen weeks ended August 2, 2015, we repurchased 899,301 shares of our common stock at an average cost of $80.55 per share for a total cost of approximately $72,438,000. During the twenty-six weeks ended August 2, 2015, we repurchased 1,563,703 shares of our common stock at an average cost of $79.94 per share for a total cost of approximately $125,000,000. As of August 2, 2015, we held treasury stock of $1,936,000 which represents the cost of shares available for re-issuance to satisfy future stock-based award settlements in certain foreign jurisdictions.

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

Dividend

We declared cash dividends of $0.35 and $0.33 per common share during the thirteen weeks ended August 2, 2015 and August 3, 2014, respectively. We declared cash dividends of $0.70 and $0.66 per common share during the twenty-six weeks ended August 2, 2015 and August 3, 2014, respectively.

NOTE H. DERIVATIVE FINANCIAL INSTRUMENTS

We have retail and/or e-commerce businesses in Canada, Australia and the United Kingdom, and operations throughout Asia and Europe, which expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. While the impact of foreign currency exchange rate fluctuations was not significant to us in the second quarter of fiscal 2015, we continue to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to the transactions of our foreign subsidiaries may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes.

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

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges generally have terms of up to 12 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges or “forward points” are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in other income (expense), net within selling, general and administrative expenses. Based on the rates in effect as of August 2, 2015, we expect to reclassify a net pre-tax gain of approximately $981,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains (losses) related to these contracts are recognized in other income (expense), net.

As of August 2, 2015, and August 3, 2014, we had foreign currency forward contracts outstanding (in U.S. dollars) as follows:

In thousands	August 2, 2015	August 3, 2014
Contracts to sell Canadian dollars and buy U.S. dollars
Contracts designated as cash flow hedges	$ 12,500	$ 24,400
Contracts not designated as cash flow hedges [1]	$ 0	$ 0
Contracts to sell Australian dollars and buy U.S. dollars
Contracts not designated as cash flow hedges	$ 35,000	$ 10,410
[1]	These contracts are no longer designated as cash flow hedges as the related inventory purchases have occurred.

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in other income (expense), net. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and twenty-six weeks ended August 2, 2015 and August 3, 2014.

The effect of derivative instruments in our Condensed Consolidated Financial Statements, pre-tax, was as follows:

In thousands	Thirteen Weeks Ended August 2, 2015	Thirteen Weeks Ended August 3, 2014	Twenty-Six Weeks Ended August 2, 2015	Twenty-Six Weeks Ended August 3, 2014
Net gain (loss) recognized in OCI	$ 1,084	$ 22	$ 571	$ (202)
Net gain reclassified from OCI into cost of goods sold	$ 643	$ 287	$ 911	$ 520
Net foreign exchange gain (loss) recognized in other income (expense):
Instruments designated as cash flow hedges[1]	$ (26)	$ (53)	$ (42)	$ (87)
Instruments not designated or de-designated[2]	$ 2,023	$ 36	$ 2,405	$ 620
[1]	Changes in fair value of the forward contract related to interest charges or “forward points.”
[2]	Changes in fair value subsequent to de-designation for instruments no longer designated as cash flow hedges, and changes in fair value related to instruments not designated as cash flow hedges.

The fair values of our derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	Balance sheet location	August 2, 2015	August 3, 2014
Derivatives designated as hedging instruments:
Cash flow hedge foreign currency forward contracts	Other current assets	$ 610	$ 150
Cash flow hedge foreign currency forward contracts	Other current liabilities	0	(198)
Total, net		$ 610	$ (48)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$ 79	$ 0
Foreign currency forward contracts	Other current liabilities	0	(16)
Total, net		$ 79	$ (16)

We record all derivative assets and liabilities on a gross basis. They do not meet the balance sheet netting criteria as discussed in ASC 210, Balance Sheet, because we do not have master netting agreements established with our derivative counterparties that would allow for net settlement.

NOTE I. FAIR VALUE MEASUREMENTS

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

There were no transfers between Level 1 and Level 2 categories during the thirteen and twenty-six weeks ended August 2, 2015.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at February 1, 2015	$ (3,522)	$ 974	$ (2,548)
Foreign currency translation adjustments	867	0	867
Change in fair value of derivative instruments	0	(379)	(379)
Reclassification adjustment for realized gains on derivative financial instruments [1]	0	(198)	(198)
Other comprehensive income (loss)	867	(577)	290
Balance at May 3, 2015	(2,655)	397	(2,257)
Foreign currency translation adjustments	(3,694)	0	(3,694)
Change in fair value of derivative instruments	0	800	800
Reclassification adjustment for realized gains on derivative financial instruments [1]	0	(474)	(474)
Other comprehensive income (loss)	(3,694)	326	(3,368)
Balance at August 2, 2015	$ (6,349)	$ 723	$ (5,625)

Balance at February 2, 2014	$ 5,783	$ 741	$ 6,524
Foreign currency translation adjustments	1,398	0	1,398
Change in fair value of derivative instruments	0	(298)	(298)
Reclassification adjustment for realized gains on derivative financial instruments [1]	0	(233)	(233)
Other comprehensive income (loss)	1,398	(531)	867
Balance at May 4, 2014	7,181	210	7,391
Foreign currency translation adjustments	545	0	545
Change in fair value of derivative instruments	0	91	91
Reclassification adjustment for realized gains on derivative financial instruments [1]	0	(287)	(287)
Other comprehensive income (loss)	545	(196)	349
Balance at August 3, 2014	$ 7,726	$ 14	$ 7,741
[1]	Refer to Note H for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our beliefs regarding the resolution of current lawsuits, claims and proceedings; our three year stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our compliance with our financial covenants; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended February 1, 2015, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams-Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 612 stores. We have retail and/or e-commerce businesses in the U.S., Canada, Australia and the United Kingdom, and ship our products to customers worldwide. Our catalogs reach customers throughout the U.S. and Australia. In addition, we have unaffiliated franchisees that operate stores in the Middle East and the Philippines.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended August 2, 2015 (“second quarter of fiscal 2015”), as compared to the thirteen weeks ended August 3, 2014 (“second quarter of fiscal 2014”) and the twenty-six weeks ended August 2, 2015 (“year-to-date 2015”), as compared to the twenty-six weeks ended August 3, 2014 (“year-to-date 2014”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Second Quarter of Fiscal 2015 Financial Results

In the second quarter of fiscal 2015, our net revenues increased 8.5% to $1,127,028,000, compared to $1,039,102,000 in the second quarter of fiscal 2014, with comparable brand revenue growth of 6.3%. The increase in net revenues was driven by a 9.1% increase in our e-commerce net revenues and a 7.9% increase in our retail net revenues, which includes growth in our foreign revenues of 20.8% and a 4.2% increase in retail leased square footage primarily due to 23 net new stores. By brand, this increase was primarily driven by West Elm and Pottery Barn, with particular strength in furniture. Diluted earnings per share in the second quarter of fiscal 2015 increased to $0.58, versus $0.53 in the second quarter of fiscal 2014 and we returned $104,548,000 to our stockholders through stock repurchases and dividends.

E-commerce net revenues in the second quarter of fiscal 2015 increased $47,324,000, or 9.1%, compared to the second quarter of fiscal 2014. This growth was driven by all brands, led by West Elm and Pottery Barn, with particular strength in furniture.

Retail net revenues in the second quarter of fiscal 2015 increased $40,602,000, or 7.9%, compared to the second quarter of fiscal 2014, including growth in our foreign revenues and a 4.2% increase in retail leased square footage primarily due to 23 net new stores. By brand, this increase was primarily driven by Pottery Barn and West Elm, with particular strength in furniture, partially offset by a decrease in Williams-Sonoma.

In Pottery Barn, our largest brand, comparable brand revenues increased 6.4% in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. Both our indoor and outdoor furniture businesses drove these results. In the Williams-Sonoma brand, comparable brand revenues decreased 0.3% in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. Growth in the cookware, cutlery, and tabletop categories and our Williams-Sonoma Home business was more than offset by decreases in the electrics category, where the timing of key product launch activity did not align with the second quarter of fiscal 2014. In West

Elm, comparable brand revenues increased 15.7% in the second quarter of fiscal 2015 on top of 16.7% in the second quarter of fiscal 2014. Growth continued to be broad-based across categories, with strength in furniture, decorative accessories and lighting. In Pottery Barn Kids, comparable brand revenues increased 3.3% in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, primarily driven by our furniture and back-to-school businesses. In PBteen, comparable brand revenues increased 3.9% in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. Improved inventory positions in furniture and back-to-school contributed to these results.

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

The following table summarizes our net revenues for the second quarter of fiscal 2015 and fiscal 2014, and year-to-date 2015 and 2014:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
In thousands	August 2, 2015	% Total	August 3, 2014	% Total	August 2, 2015	% Total	August 3, 2014	% Total
E-commerce net revenues	$569,913	50.6%	$522,589	50.3%	$1,102,486	51.1%	$1,013,878	50.4%
Retail net revenues	557,115	49.4%	516,513	49.7%	1,055,218	48.9%	999,554	49.6%

Net revenues	$1,127,028	100.0%	$1,039,102	100.0%	$2,157,704	100.0%	$2,013,432	100.0%

Net revenues in the second quarter of fiscal 2015 increased by $87,926,000, or 8.5%, compared to the second quarter of fiscal 2014, with comparable brand revenue growth of 6.3%. The increase in net revenues was driven by a 9.1% increase in our e-commerce net revenues and a 7.9% increase in our retail net revenues, which includes growth in our foreign revenues of 20.8% and a 4.2% increase in retail leased square footage primarily due to 23 net new stores. By brand, this increase was primarily driven by West Elm and Pottery Barn, with particular strength in furniture.

Net revenues for year-to-date 2015 increased by $144,272,000 or 7.2%, compared to year-to-date 2014, with comparable brand revenue growth of 5.5%. The increase in net revenues was driven by an 8.7% increase in our e-commerce net revenues and a 5.6% increase in our retail net revenues, including a 4.2% increase in retail leased square footage primarily due to 23 net new stores and growth in our foreign revenues of 14.3%. This growth was driven by all brands, led by West Elm and Pottery Barn, with particular strength in furniture.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Comparable brand revenue growth (decline)	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Pottery Barn	6.4%	4.4%	4.4%	7.0%
Williams-Sonoma	(0.3%)	3.4%	1.1%	4.7%
West Elm	15.7%	16.7%	15.5%	17.7%
Pottery Barn Kids	3.3%	5.6%	2.1%	6.8%
PBteen	3.9%	(1.0%)	3.5%	4.2%

Total	6.3%	5.7%	5.5%	7.8%

E-COMMERCE NET REVENUES

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
E-commerce net revenues	$569,913	$522,589	$1,102,486	$1,013,878
E-commerce net revenue growth	9.1%	9.4%	8.7%	13.1%

E-commerce net revenues in the second quarter of fiscal 2015 increased $47,324,000, or 9.1%, compared to the second quarter of fiscal 2014. This growth was driven by all brands, led by West Elm and Pottery Barn, with particular strength in furniture.

E-commerce net revenues for year-to-date 2015 increased by $88,608,000, or 8.7%, compared to year-to-date 2014. This growth was driven by all brands, led by West Elm and Pottery Barn, with particular strength in furniture.

RETAIL NET REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Retail net revenues	$557,115	$516,513	$1,055,218	$999,554
Retail net revenue growth	7.9%	2.4%	5.6%	2.7%
Store count—beginning of period	603	589	601	585
Store openings	11	2	16	9
Store closings	(2)	(2)	(5)	(5)
Store count—end of period	612	589	612	589
Store selling square footage at period-end	3,771,000	3,598,000	3,771,000	3,598,000
Store leased square footage (“LSF”) at period-end	6,088,000	5,843,000	6,088,000	5,843,000

	Store Count					Avg. LSF Per Store
	May 3, 2015	Openings	Closings	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Williams-Sonoma	241	—	—	241	247	6,600	6,600
Pottery Barn	198	2	(1)	199	195	13,700	13,700
Pottery Barn Kids	87	3	(1)	89	84	7,500	7,700
West Elm	72	6	—	78	59	13,400	14,000
Rejuvenation	5	—	—	5	4	10,000	13,200

Total	603	11	(2)	612	589	9,900	9,900

Retail net revenues in the second quarter of fiscal 2015 increased $40,602,000, or 7.9%, compared to the second quarter of fiscal 2014, including growth in our foreign revenues and a 4.2% increase in retail leased square footage primarily due to 23 net new stores. By brand, this increase was primarily driven by Pottery Barn and West Elm, with particular strength in furniture, partially offset by a decrease in Williams-Sonoma.

Retail net revenues for year-to-date 2015 increased by $55,664,000, or 5.6%, compared to year-to-date 2014, including growth in our foreign revenues and a 4.2% increase in retail leased square footage primarily due to 23 net new stores. By brand, this increase was primarily driven by West Elm and Pottery Barn, with particular strength in furniture, partially offset by a decrease in Williams-Sonoma.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
In thousands	August 2, 2015	% Net Revenues	August 3, 2014	% Net Revenues	August 2, 2015	% Net Revenues	August 3, 2014	% Net Revenues
Cost of goods sold[1]	$720,403	63.9%	$657,004	63.2%	$1,372,238	63.6%	$1,262,926	62.7%
[1]	Includes total occupancy expenses of $155,993,000 and $148,142,000 for the second quarter of fiscal 2015 and the second quarter of fiscal 2014, respectively, and $307,444,000 and $294,581,000 for year-to-date 2015 and year-to-date 2014, respectively.

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

Second Quarter of Fiscal 2015 vs. Second Quarter of Fiscal 2014

Cost of goods sold increased by $63,399,000, or 9.6%, in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. Cost of goods sold as a percentage of net revenues increased to 63.9% in the second quarter of fiscal 2015 from 63.2% in the second quarter of fiscal 2014. This increase was primarily from increased shipping and fulfillment-related costs associated with the west coast port disruption, partially offset by the leverage of occupancy expenses.

In the e-commerce channel, cost of goods sold as a percentage of net revenues increased in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 driven by increased shipping and fulfillment-related costs associated with the west coast port disruption, as well as occupancy expense deleverage.

In the retail channel, cost of goods sold as a percentage of net revenues decreased in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 primarily driven by the leverage of occupancy expenses, partially offset by increased shipping costs associated with the west coast port disruption.

Year-to-date Fiscal 2015 vs. Year-to-date Fiscal 2014

Cost of goods sold for year-to-date 2015 increased by $109,312,000, or 8.7%, compared to year-to-date 2014. Cost of goods sold as a percentage of net revenues increased to 63.6% for year-to-date 2015 from 62.7% for year-to-date 2014. This increase was driven by increased shipping and fulfillment-related costs associated with the west coast port disruption, partially offset by the leverage of occupancy expenses.

In the e-commerce channel, cost of goods sold as a percentage of net revenues increased for year-to-date 2015 compared to year-to-date 2014, driven by increased shipping and fulfillment-related costs associated with the west coast port disruption.

In the retail channel, cost of goods sold as a percentage of net revenues increased for year-to-date 2015 compared to year-to-date 2014 driven by increased shipping costs associated with the west coast port disruption, partially offset by the leverage of occupancy expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
In thousands	August 2, 2015	% Net Revenues	August 3, 2014	% Net Revenues	August 2, 2015	% Net Revenues	August 3, 2014	% Net Revenues
Selling, general and administrative expenses	$323,282	28.7%	$296,762	28.6%	$630,195	29.2%	$590,844	29.3%

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

Second Quarter of Fiscal 2015 vs. Second Quarter of Fiscal 2014

Selling, general and administrative expenses increased by $26,520,000, or 8.9%, in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. Selling, general and administrative expenses as a percentage of net revenues increased to 28.7% in the second quarter of fiscal 2015 from 28.6% in the second quarter of fiscal 2014. This increase was primarily driven by an increase in employment costs associated with incremental labor costs in our supply chain as a result of a higher volume of inventory receipts, offset by advertising efficiencies.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues decreased in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 primarily driven by advertising efficiencies, partially offset by an increase in employment costs associated with incremental labor costs in our supply chain as a result of a higher volume of inventory receipts.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues remained flat in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.

Year-to-date Fiscal 2015 vs. Year-to-date Fiscal 2014

Selling, general and administrative expenses for year-to-date 2015 increased by $39,351,000, or 6.7%, compared to year-to-date 2014. Selling, general and administrative expenses as a percentage of net revenues decreased to 29.2% for year-to-date 2015 from 29.3% for year-to-date 2014. This decrease was primarily driven by advertising efficiencies, partially offset by an increase in other general expenses.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues decreased for year-to-date 2015 compared to year-to-date 2014 primarily driven by advertising efficiencies.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues remained flat for year-to-date 2015 compared to year-to-date 2014.

INCOME TAXES

The effective tax rate was 36.5% for year-to-date 2015 and 39.3% for year-to-date 2014, reflecting the favorable resolution of certain income tax matters.

LIQUIDITY AND CAPITAL RESOURCES

As of August 2, 2015, we held $119,776,000 in cash and cash equivalents, the majority of which is held in demand deposit accounts, of which $78,784,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

In fiscal 2015, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, stock repurchases, dividend payments and purchases of property and equipment. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. During the second quarter of 2015 we borrowed $90,000,000 under the credit facility, and as of August 2, 2015, we had borrowings of $150,000,000 outstanding under our credit facility. During the second quarter of 2014 and for year-to-date 2014, we had no borrowings under the credit facility.

As of August 2, 2015, issued but undrawn standby letters of credit totaling $13,867,000 were outstanding under the credit facility. Additionally, as of August 2, 2015, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which an aggregate of $8,117,000 was outstanding. On August 28, 2015, we renewed all three of our letter of credit facilities for an aggregate of $70,000,000, and extended each of these facilities’ maturity dates until August 27, 2016. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance throughout fiscal 2015. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For year-to-date 2015, net cash provided by operating activities was $36,805,000 compared to $10,217,000 for year-to-date 2014. For year-to-date 2015, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items and an increase in customer deposits and deferred rent and lease incentives, partially offset by an increase in merchandise inventories and a decrease in accrued liabilities. Net cash provided by operating activities increased compared to year-to-date 2014 primarily due to an increase in accounts payable, partially offset by an increase in merchandise inventories.

Cash Flows from Investing Activities

For year-to-date 2015, net cash used in investing activities was $86,571,000 compared to $68,948,000 for year-to-date 2014, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities compared to year-to-date 2014 increased primarily due to restricted cash receipts received in year-to-date 2014 that did not recur in year-to-date 2015.

Cash Flows from Financing Activities

For year-to-date 2015, net cash used in financing activities was $53,733,000 compared to $200,893,000 for year-to-date 2014. For year-to-date 2015, net cash used in financing activities was primarily attributable to repurchases of common stock and the payment of dividends, partially offset by borrowings under our revolving line of credit. Net cash used in financing activities compared to year-to-date 2014 decreased primarily due to borrowings of $150,000,000 under our revolving line of credit in year-to-date 2015 and a decrease in tax withholdings related to stock-based awards.

Stock Repurchase Program and Dividend

See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividend, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the second quarter of fiscal 2015, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 1, 2015.

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

Interest Rate Risk

Our line of credit facility has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. As of August 2, 2015, we had borrowings of $150,000,000 outstanding under our line of credit facility. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instrument would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of August 2, 2015, our investments, made primarily in demand deposit accounts, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 2% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during the second quarter of fiscal 2015 or the second quarter of fiscal 2014. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies may subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect that currency fluctuations may have on our financial statements or results of operations.

In addition, our retail and/or e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. While the impact of foreign currency exchange rate fluctuations was not material to us in the second quarter of fiscal 2015, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of August 2, 2015, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of August 2, 2015 with respect to shares of common stock we repurchased during the second quarter of fiscal 2015. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
May 4, 2015 to May 31, 2015	170,635	$ 77.88	170,635	$ 220,994,000
June 1, 2015 to June 28, 2015	477,818	$ 80.20	477,818	$ 182,675,000
June 29, 2015 to August 2, 2015	250,848	$ 83.04	250,848	$ 161,846,000
Total	899,301	$ 80.55	899,301	$ 161,846,000
[1]	In March 2013, our board of directors announced a $750,000,000 stock repurchase program. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM  6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 9, 2015, File No. 001-14077)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie P. Whalen
Julie P. Whalen
Chief Financial Officer

Date: September 11, 2015