Form 10-Q
period 2015-11-01
WILLIAMS SONOMA INC
filed 2015-12-11
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2015.

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

As of November 29, 2015, 89,843,783 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 1, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands, except per share amounts	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Net revenues	$ 1,232,082	$ 1,143,162	$ 3,389,786	$ 3,156,594
Cost of goods sold	780,894	711,755	2,153,132	1,974,681
Gross profit	451,188	431,407	1,236,654	1,181,913
Selling, general and administrative expenses	340,505	326,687	970,700	917,531
Operating income	110,683	104,720	265,954	264,382
Interest (income) expense, net	342	117	625	88
Earnings before income taxes	110,341	104,603	265,329	264,294
Income taxes	39,859	39,695	96,389	102,477
Net earnings	$ 70,482	$ 64,908	$ 168,940	$ 161,817
Basic earnings per share	$ 0.78	$ 0.70	$ 1.85	$ 1.72
Diluted earnings per share	$ 0.77	$ 0.68	$ 1.82	$ 1.69
Shares used in calculation of earnings per share:
Basic	90,437	93,067	91,129	93,862
Diluted	91,801	94,920	92,576	95,603

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Net earnings	$ 70,482	$ 64,908	$ 168,940	$ 161,817
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,370)	(2,880)	(4,197)	(937)
Change in fair value of derivative financial instruments	118	351	539	144
Reclassification adjustment for realized gains on derivative financial instruments	(250)	(7)	(922)	(527)
Comprehensive income	$ 68,980	$ 62,372	$ 164,360	$ 160,497

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts	November 1, 2015	February 1, 2015	November 2, 2014
ASSETS
Current assets
Cash and cash equivalents	$72,264	$222,927	$107,703
Accounts receivable, net	88,535	67,465	63,664
Merchandise inventories, net	1,102,349	887,701	979,719
Prepaid catalog expenses	35,762	33,942	39,116
Prepaid expenses	59,276	36,265	56,517
Deferred income taxes, net	130,684	130,618	121,380
Other assets	12,966	13,005	14,816
Total current assets	1,501,836	1,391,923	1,382,915
Property and equipment, net	883,459	883,012	866,670
Non-current deferred income taxes, net	2,560	4,265	4,142
Other assets, net	47,821	51,077	50,220
Total assets	$2,435,676	$2,330,277	$2,303,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$395,033	$397,037	$411,232
Accrued salaries, benefits and other	115,720	136,012	117,410
Customer deposits	293,317	261,679	265,058
Borrowings under revolving line of credit	200,000	0	90,000
Income taxes payable	35,317	32,488	4,750
Current portion of long-term debt	0	1,968	1,968
Other liabilities	55,152	46,764	46,134
Total current liabilities	1,094,539	875,948	936,552
Deferred rent and lease incentives	174,059	166,925	168,078
Other long-term obligations	50,545	62,698	62,942
Total liabilities	1,319,143	1,105,571	1,167,572
Commitments and contingencies
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	0	0	0
Common stock: $.01 par value; 253,125 shares authorized; 90,010, 91,891 and 92,219 shares issued and outstanding at November 1, 2015, February 1, 2015 and November 2, 2014, respectively	901	919	923
Additional paid-in capital	538,737	527,261	519,783
Retained earnings	585,928	701,214	612,611
Accumulated other comprehensive income (loss)	(7,127)	(2,548)	5,203
Treasury stock, at cost	(1,906)	(2,140)	(2,145)
Total stockholders’ equity	1,116,533	1,224,706	1,136,375
Total liabilities and stockholders’ equity	$2,435,676	$2,330,277	$2,303,947

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands	Thirty-nine Weeks Ended
	November 1, 2015	November 2, 2014
Cash flows from operating activities:
Net earnings	$ 168,940	$ 161,817
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	125,093	121,135
Loss on disposal/impairment of assets	3,558	1,581
Amortization of deferred lease incentives	(18,326)	(18,577)
Deferred income taxes	(13,526)	(13,031)
Tax benefit related to stock-based awards	29,603	49,451
Excess tax benefit related to stock-based awards	(14,283)	(24,408)
Stock-based compensation expense	36,182	34,729
Other	91	352
Changes in:
Accounts receivable	(21,875)	(4,455)
Merchandise inventories	(216,294)	(165,839)
Prepaid catalog expenses	(1,820)	(5,560)
Prepaid expenses and other assets	(20,909)	(22,000)
Accounts payable	(10,179)	8,193
Accrued salaries, benefits and other current and long-term liabilities	(13,494)	(12,242)
Customer deposits	32,016	36,897
Deferred rent and lease incentives	25,561	18,392
Income taxes payable	2,707	(44,634)
Net cash provided by operating activities	93,045	121,801
Cash flows from investing activities:
Purchases of property and equipment	(136,069)	(131,670)
Restricted cash receipts	0	14,289
Other	535	1,205
Net cash used in investing activities	(135,534)	(116,176)
Cash flows from financing activities:
Borrowings under revolving line of credit	200,000	90,000
Repurchase of common stock	(196,497)	(195,235)
Payment of dividends	(96,020)	(95,267)
Tax withholdings related to stock-based awards	(31,019)	(53,440)
Excess tax benefit related to stock-based awards	14,283	24,408
Net proceeds related to stock-based awards	2,647	3,511
Repayments of long-term obligations	(1,968)	(1,785)
Other	0	(4)
Net cash used in financing activities	(108,574)	(227,812)
Effect of exchange rates on cash and cash equivalents	400	(231)
Net decrease in cash and cash equivalents	(150,663)	(222,418)
Cash and cash equivalents at beginning of period	222,927	330,121
Cash and cash equivalents at end of period	$ 72,264	$ 107,703

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of November 1, 2015 and November 2, 2014, the Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks then ended, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of February 1, 2015, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2015.

The results of operations for the thirteen and thirty-nine weeks ended November 1, 2015 are not necessarily indicative of the operating results of the full year.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present both deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently assessing the impact of this ASU on our Condensed Consolidated Financial Statements.

NOTE B. BORROWING ARRANGEMENTS

Credit Facility

We have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. As of November 1, 2015, we were in compliance with our financial covenants under the credit facility and, based on current projections, we expect to remain in compliance throughout fiscal 2015. The credit facility matures on November 19, 2019, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During the third quarter of fiscal 2015 we borrowed $50,000,000 under the credit facility and, as of November 1, 2015, we had borrowings of $200,000,000 outstanding under our credit facility, at a weighted average interest rate of 1.11%. During the third quarter of 2014, we borrowed $90,000,000 under the credit facility, all of which was outstanding as of November 2, 2014, at a weighted average interest rate of 1.05%. Additionally, as of November 1, 2015, issued but undrawn letters of credit totaling $13,346,000 were outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000, each of which matures on August 27, 2016. The letter of credit facilities contain covenants that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of November 1, 2015, an aggregate of $8,111,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 24, 2017.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to approximately 32,310,000 shares in aggregate. As of November 1, 2015, there were approximately 9,422,000 shares available for future grant under the Plan. Awards may be granted under the Plan to officers, employees and non-employee members of our board of directors (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense

We measure and record stock-based compensation expense for all employee stock-based awards using a fair value method. During the thirteen and thirty-nine weeks ended November 1, 2015, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $11,269,000 and $36,182,000, respectively. During the thirteen and thirty-nine weeks ended November 2, 2014, we recognized total stock-based compensation expense of $12,538,000 and $34,729,000, respectively.

Stock Options

The following table summarizes our stock option activity during the thirty-nine weeks ended November 1, 2015:

Shares
Balance at February 1, 2015	107,000
Granted	0
Exercised	(68,500)
Cancelled	0
Balance at November 1, 2015 (100% vested)	38,500

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the thirty-nine weeks ended November 1, 2015:

Shares
Balance at February 1, 2015	1,159,948
Granted	0
Converted into common stock	(510,949)
Cancelled	(3,426)
Balance at November 1, 2015	645,573
Vested at November 1, 2015	636,783
Vested plus expected to vest at November 1, 2015	642,630

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirty-nine weeks ended November 1, 2015:

Shares
Balance at February 1, 2015	2,313,477
Granted	790,433
Released	(631,446)
Cancelled	(149,460)
Balance at November 1, 2015	2,323,004
Vested plus expected to vest at November 1, 2015	1,617,885

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended November 1, 2015
Basic	$ 70,482	90,437	$ 0.78
Effect of dilutive stock-based awards		1,364
Diluted	$ 70,482	91,801	$ 0.77
Thirteen weeks ended November 2, 2014
Basic	$ 64,908	93,067	$ 0.70
Effect of dilutive stock-based awards		1,853
Diluted	$ 64,908	94,920	$ 0.68
Thirty-nine weeks ended November 1, 2015
Basic	$ 168,940	91,129	$ 1.85
Effect of dilutive stock-based awards		1,447
Diluted	$ 168,940	92,576	$ 1.82
Thirty-nine weeks ended November 2, 2014
Basic	$ 161,817	93,862	$ 1.72
Effect of dilutive stock-based awards		1,741
Diluted	$ 161,817	95,603	$ 1.69

There were no stock-based awards excluded from the computation of diluted earnings per share for the thirteen or thirty-nine weeks ended November 1, 2015 and November 2, 2014.

NOTE E. SEGMENT REPORTING

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

We use operating income to evaluate segment profitability. Operating income is defined as earnings (loss) before net interest income or expense and income taxes. Unallocated costs before interest and income taxes include employee-related costs, occupancy expenses (including depreciation expense), administrative costs and third-party service costs, primarily in our corporate departments. Unallocated assets include corporate cash and cash equivalents, deferred income taxes, the net book value of corporate facilities and related information systems, and other corporate long-lived assets.

Income tax information by reportable segment has not been included as income taxes are calculated at a company-wide level and are not allocated to each reportable segment.

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
Thirteen weeks ended November 1, 2015
Net revenues[1]	$ 628,191	$ 603,891	$ 0	$ 1,232,082
Depreciation and amortization expense	7,856	20,880	13,124	41,860
Operating income (loss)	137,828	49,213	(76,358)	110,683
Capital expenditures	4,819	25,239	19,162	49,220
Thirteen weeks ended November 2, 2014
Net revenues[1]	$ 586,976	$ 556,186	$ 0	$ 1,143,162
Depreciation and amortization expense	8,471	20,344	12,988	41,803
Operating income (loss)	136,617	49,973	(81,870)	104,720
Capital expenditures	5,451	29,005	13,695	48,151
Thirty-nine weeks ended November 1, 2015
Net revenues[1]	$ 1,730,677	$ 1,659,109	$ 0	$ 3,389,786
Depreciation and amortization expense	24,156	61,433	39,504	125,093
Operating income (loss)	387,863	117,842	(239,751)	265,954
Assets[2]	666,993	1,151,657	617,026	2,435,676
Capital expenditures	13,337	68,432	54,300	136,069
Thirty-nine weeks ended November 2, 2014
Net revenues[1]	$ 1,600,854	$ 1,555,740	$ 0	$ 3,156,594
Depreciation and amortization expense	23,608	60,062	37,465	121,135
Operating income (loss)	378,365	117,227	(231,210)	264,382
Assets[2]	623,674	1,087,683	592,590	2,303,947
Capital expenditures	28,326	63,253	40,091	131,670
[1]	Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $80.0 million and $54.6 million for the thirteen weeks ended November 1, 2015 and November 2, 2014, respectively, and $201.7 million and $161.1 million for the thirty-nine weeks ended November 1, 2015 and November 2, 2014, respectively.
[2]	Includes long-term assets related to our international operations of approximately $60.6 million and $64.4 million as of November 1, 2015 and November 2, 2014, respectively.

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

NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS

Stock Repurchase Program

During the thirteen weeks ended November 1, 2015, we repurchased 922,127 shares of our common stock at an average cost of $77.54 per share for a total cost of approximately $71,497,000. During the thirty-nine weeks ended November 1, 2015, we repurchased 2,485,830 shares of our common stock at an average cost of $79.05 per share for a total cost of approximately $196,497,000. As of November 1, 2015, we held treasury stock of $1,906,000, which represents the cost of shares available for re-issuance to satisfy future stock-based award settlements in certain foreign jurisdictions.

During the thirteen weeks ended November 2, 2014, we repurchased 1,247,046 shares of our common stock at an average cost of $66.70 per share for a total cost of approximately $83,181,000. During the thirty-nine weeks ended November 2, 2014, we repurchased 2,935,753 shares of our common stock at an average cost of $66.50 per share for a total cost of approximately $195,235,000.

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

Dividends

We declared cash dividends of $0.35 and $0.33 per common share during the thirteen weeks ended November 1, 2015 and November 2, 2014, respectively. We declared cash dividends of $1.05 and $0.99 per common share during the thirty-nine weeks ended November 1, 2015 and November 2, 2014, respectively.

NOTE H. DERIVATIVE FINANCIAL INSTRUMENTS

We have retail and/or e-commerce businesses in Canada, Australia and the United Kingdom, and operations throughout Asia and Europe, which expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. While the impact of foreign currency exchange rate fluctuations was not significant to us in the third quarter of fiscal 2015, we continue to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to the transactions of our foreign subsidiaries may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes.

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

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges generally have terms of up to 12 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges or “forward points” are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in other income (expense), net within selling, general and administrative expenses. Based on the rates in effect as of November 1, 2015, we expect to reclassify a net pre-tax gain of approximately $801,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains (losses) related to these contracts are recognized in other income (expense), net.

As of November 1, 2015 and November 2, 2014, we had foreign currency forward contracts outstanding (in U.S. dollars) as follows:

In thousands	November 1, 2015	November 2, 2014
Contracts to sell Canadian dollars and buy U.S. dollars
Contracts designated as cash flow hedges	$ 20,000	$ 14,600
Contracts to sell Australian dollars and buy U.S. dollars
Contracts not designated as cash flow hedges	$ 37,000	$ 14,000

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in other income (expense), net. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and thirty-nine weeks ended November 1, 2015 and November 2, 2014.

The effect of derivative instruments in our Condensed Consolidated Financial Statements, pre-tax, was as follows:

In thousands	Thirteen Weeks Ended November 1, 2015	Thirteen Weeks Ended November 2, 2014	Thirty-nine Weeks Ended November 1, 2015	Thirty-nine Weeks Ended November 2, 2014
Net gain recognized in OCI	$ 158	$ 472	$ 729	$ 270
Net gain reclassified from OCI into cost of goods sold	$ 339	$ 7	$ 1,250	$ 527
Net foreign exchange gain (loss) recognized in other income (expense):
Instruments designated as cash flow hedges[1]	$ (12)	$ (36)	$ (54)	$ (123)
Instruments not designated or de-designated[2]	$ 748	$ (482)	$ 3,153	$ 138
[1]	Changes in fair value of the forward contract related to interest charges or “forward points.”
[2]	Changes in fair value for instruments not designated as cash flow hedges as well as de-designated instruments.

The fair values of our derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	Balance sheet location	November 1, 2015	November 2, 2014
Derivatives designated as hedging instruments:
Cash flow hedge foreign currency forward contracts	Other current assets	$ 412	$ 372
Cash flow hedge foreign currency forward contracts	Other current liabilities	0	0
Total, net		$ 412	$ 372

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$ 541	$ 0
Foreign currency forward contracts	Other current liabilities	0	(9)
Total, net		$ 541	$ (9)

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

Long-lived Assets

Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital.

There were no transfers between Level 1, 2 or 3 categories during the thirteen and thirty-nine weeks ended November 1, 2015 or November 2, 2014.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at February 1, 2015	$ (3,522)	$ 974	$ (2,548)
Foreign currency translation adjustments	867	0	867
Change in fair value of derivative instruments	0	(379)	(379)
Reclassification adjustment for realized gains on derivative financial instruments [1]	0	(198)	(198)
Other comprehensive income (loss)	867	(577)	290
Balance at May 3, 2015	(2,655)	397	(2,257)
Foreign currency translation adjustments	(3,694)	0	(3,694)
Change in fair value of derivative instruments	0	800	800
Reclassification adjustment for realized gains on derivative financial instruments [1]	0	(474)	(474)
Other comprehensive income (loss)	(3,694)	326	(3,368)
Balance at August 2, 2015	(6,349)	723	(5,625)
Foreign currency translation adjustments	(1,370)	0	(1,370)
Change in fair value of derivative instruments	0	118	118
Reclassification adjustment for realized gains on derivative financial instruments [1]	0	(250)	(250)
Other comprehensive income (loss)	(1,370)	(132)	(1,502)
Balance at November 1, 2015	$ (7,719)	$ 591	$ (7,127)

Balance at February 2, 2014	$ 5,783	$ 741	$ 6,524
Foreign currency translation adjustments	1,398	0	1,398
Change in fair value of derivative instruments	0	(298)	(298)
Reclassification adjustment for realized gains on derivative financial instruments [1]	0	(233)	(233)
Other comprehensive income (loss)	1,398	(531)	867
Balance at May 4, 2014	7,181	210	7,391
Foreign currency translation adjustments	545	0	545
Change in fair value of derivative instruments	0	91	91
Reclassification adjustment for realized gains on derivative financial instruments [1]	0	(287)	(287)
Other comprehensive income (loss)	545	(196)	349
Balance at August 3, 2014	7,726	14	7,741
Foreign currency translation adjustments	(2,880)	0	(2,880)
Change in fair value of derivative instruments	0	351	351
Reclassification adjustment for realized gains on derivative financial instruments [1]	0	(7)	(7)
Other comprehensive income (loss)	(2,880)	344	(2,536)
Balance at November 2, 2014	$ 4,846	$ 358	$ 5,203
[1]	Refer to Note H for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Earnings.

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

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams-Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 623 stores. We have retail and/or e-commerce businesses in the U.S., Canada, Australia and the United Kingdom, and ship our products to customers worldwide. Our catalogs reach customers throughout the U.S. and Australia. In addition, we have unaffiliated franchisees that operate stores in the Middle East, the Philippines and Mexico.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended November 1, 2015 (“third quarter of fiscal 2015”), as compared to the thirteen weeks ended November 2, 2014 (“third quarter of fiscal 2014”) and the thirty-nine weeks ended November 1, 2015 (“year-to-date 2015”), as compared to the thirty-nine weeks ended November 2, 2014, (“year-to-date 2014”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Third Quarter of Fiscal 2015 Financial Results

In the third quarter of fiscal 2015, our net revenues increased 7.8% to $1,232,082,000, compared to $1,143,162,000 in the third quarter of fiscal 2014, with comparable brand revenue growth of 4.5%. The increase in net revenues was driven by an 8.6% increase in our retail net revenues and a 7.0% increase in our e-commerce net revenues. This growth included an increase in our international revenues of 46.5%, primarily related to our international franchise operations, and a 3.3% increase in retail leased square footage primarily due to 20 net new stores. By brand, this increase was primarily driven by West Elm, with particular strength in furniture. Diluted earnings per share in the third quarter of fiscal 2015 increased to $0.77, versus $0.68 in the third quarter of fiscal 2014, and we returned $103,473,000 to our stockholders through stock repurchases and dividends.

E-commerce net revenues in the third quarter of fiscal 2015 increased $41,215,000, or 7.0%, compared to the third quarter of fiscal 2014. This growth was primarily driven by West Elm.

Retail net revenues in the third quarter of fiscal 2015 increased $47,705,000, or 8.6%, compared to the third quarter of fiscal 2014, including growth in our international revenues primarily from our international franchise operations, and a 3.3% increase in retail leased square footage primarily due to 20 net new stores. By brand, this increase was primarily driven by West Elm and Pottery Barn.

In Pottery Barn, our largest brand, comparable brand revenues increased 2.0% in the third quarter of fiscal 2015 on top of 7.0% in the third quarter of fiscal 2014. We had strong growth where we offered newness and we saw strength across our living room upholstery and home furnishings offerings; however, we saw some softness in other categories. In the Williams-Sonoma brand, comparable brand revenues increased 1.2% in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Growth in cookware, electrics, cutlery and our Williams-Sonoma Home business drove these results. In West Elm, comparable brand revenues increased 15.7% in the third quarter of fiscal 2015 on top of 17.4% in the third quarter of fiscal 2014. Growth continued to be broad-based across categories. In Pottery Barn Kids, comparable brand revenues increased 4.7% in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, primarily driven by our furniture and back-to-school businesses. In PBteen, comparable brand revenues decreased 0.9% in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Strength in our furniture and decorative accessories categories were offset by weaknesses in our textiles business.

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

The following table summarizes our net revenues for the third quarter of fiscal 2015 and fiscal 2014, and year-to-date 2015 and 2014:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	November 1, 2015	% Total	November 2, 2014	% Total	November 1, 2015	% Total	November 2, 2014	% Total
E-commerce net revenues	$628,191	51.0%	$586,976	51.3%	$1,730,677	51.1%	$1,600,854	50.7%
Retail net revenues	603,891	49.0%	556,186	48.7%	1,659,109	48.9%	1,555,740	49.3%

Net revenues	$1,232,082	100.0%	$1,143,162	100.0%	$3,389,786	100.0%	$3,156,594	100.0%

Net revenues in the third quarter of fiscal 2015 increased by $88,920,000, or 7.8%, compared to the third quarter of fiscal 2014, with comparable brand revenue growth of 4.5%. The increase in net revenues was driven by an 8.6% increase in our retail net revenues and a 7.0% increase in our e-commerce net revenues. This growth included an increase in our international revenues of 46.5%, primarily related to our international franchise operations, and a 3.3% increase in retail leased square footage primarily due to 20 net new stores. By brand, this increase was primarily driven by West Elm, with particular strength in furniture.

Net revenues for year-to-date 2015 increased by $233,192,000 or 7.4%, compared to year-to-date 2014, with comparable brand revenue growth of 5.1%. The increase in net revenues was driven by an 8.1% increase in our e-commerce net revenues and a 6.6% increase in our retail net revenues. This growth included an increase in our international revenues of 25.2%, primarily related to our international franchise operations, and a 3.3% increase in retail leased square footage primarily due to 20 net new stores. This growth was driven by all brands, led by West Elm and Pottery Barn, with particular strength in furniture.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Comparable brand revenue growth (decline)	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Pottery Barn	2.0%	7.0%	3.5%	7.0%
Williams-Sonoma	1.2%	4.3%	1.2%	4.5%
West Elm	15.7%	17.4%	15.6%	17.6%
Pottery Barn Kids	4.7%	8.6%	3.1%	7.5%
PBteen	(0.9%)	11.7%	1.8%	7.1%

Total	4.5%	8.7%	5.1%	8.1%

E-COMMERCE NET REVENUES

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
E-commerce net revenues	$628,191	$586,976	$1,730,677	$1,600,854
E-commerce net revenue growth	7.0%	14.7%	8.1%	13.6%

E-commerce net revenues in the third quarter of fiscal 2015 increased $41,215,000, or 7.0%, compared to the third quarter of fiscal 2014. This growth was primarily driven by West Elm.

E-commerce net revenues for year-to-date 2015 increased by $129,823,000, or 8.1%, compared to year-to-date 2014. This growth was driven by all brands, led by West Elm.

RETAIL NET REVENUES AND OTHER DATA

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Retail net revenues	$603,891	$556,186	$1,659,109	$1,555,740
Retail net revenue growth	8.6%	3.1%	6.6%	2.8%
Store count—beginning of period	612	589	601	585
Store openings	14	17	30	26
Store closings	(3)	(3)	(8)	(8)
Store count—end of period	623	603	623	603
Store selling square footage at period-end	3,839,000	3,688,000	3,839,000	3,688,000
Store leased square footage (“LSF”) at period-end	6,188,000	5,988,000	6,188,000	5,988,000

	Store Count					Avg. LSF Per Store
	August 2, 2015	Openings	Closings	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Williams-Sonoma	241	4	(2)	243	248	6,600	6,600
Pottery Barn	199	2	(1)	200	198	13,700	13,700
Pottery Barn Kids	89	1	0	90	85	7,500	7,700
West Elm	78	6	0	84	68	13,400	13,800
Rejuvenation	5	1	0	6	4	9,000	13,200

Total	612	14	(3)	623	603	9,900	9,900

Retail net revenues in the third quarter of fiscal 2015 increased $47,705,000, or 8.6%, compared to the third quarter of fiscal 2014, including growth in our international revenues primarily from our international franchise operations, and a 3.3% increase in retail leased square footage primarily due to 20 net new stores. By brand, this increase was primarily driven by West Elm and Pottery Barn.

Retail net revenues for year-to-date 2015 increased by $103,369,000, or 6.6%, compared to year-to-date 2014, including growth in our international revenues primarily from our international franchise operations, and a 3.3% increase in retail leased square footage primarily due to 20 net new stores. By brand, this increase was primarily driven by West Elm and Pottery Barn, partially offset by a decrease in Williams-Sonoma.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	November 1, 2015	% Net Revenues	November 2, 2014	% Net Revenues	November 1, 2015	% Net Revenues	November 2, 2014	% Net Revenues
Cost of goods sold[1]	$780,894	63.4%	$711,755	62.3%	$2,153,132	63.5%	$1,974,681	62.6%
[1]	Includes total occupancy expenses of $159,415,000 and $153,975,000 for the third quarter of fiscal 2015 and the third quarter of fiscal 2014, respectively, and $466,859,000 and $448,556,000 for year-to-date 2015 and year-to-date 2014, respectively.

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

Third Quarter of Fiscal 2015 vs. Third Quarter of Fiscal 2014

Cost of goods sold increased by $69,139,000, or 9.7%, in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Cost of goods sold as a percentage of net revenues increased to 63.4% in the third quarter of fiscal 2015 from 62.3% in the third quarter of fiscal 2014. This increase was driven by lower selling margins primarily associated with higher franchise revenues and increased shipping and fulfillment-related costs, partially offset by the leverage of occupancy expenses.

In the e-commerce channel, cost of goods sold as a percentage of net revenues increased in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 primarily driven by increased shipping and fulfillment-related costs.

In the retail channel, cost of goods sold as a percentage of net revenues increased in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 driven by lower selling margins primarily associated with higher franchise revenues and increased fulfillment-related costs, partially offset by the leverage of occupancy expenses.

Year-to-date Fiscal 2015 vs. Year-to-date Fiscal 2014

Cost of goods sold increased by $178,451,000, or 9.0%, for year-to-date 2015 compared to year-to-date 2014. Cost of goods sold as a percentage of net revenues increased to 63.5% for year-to-date 2015 from 62.6% for year-to-date 2014. This increase was driven by lower selling margins primarily associated with higher franchise revenues and increased shipping and fulfillment-related costs, partially offset by the leverage of occupancy expenses.

In the e-commerce channel, cost of goods sold as a percentage of net revenues increased for year-to-date 2015 compared to year-to-date 2014 primarily driven by increased shipping and fulfillment-related costs.

In the retail channel, cost of goods sold as a percentage of net revenues increased for year-to-date 2015 compared to year-to-date 2014 driven by lower selling margins primarily associated with higher franchise revenues and increased fulfillment-related costs, partially offset by the leverage of occupancy expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	November 1, 2015	% Net Revenues	November 2, 2014	% Net Revenues	November 1, 2015	% Net Revenues	November 2, 2014	% Net Revenues
Selling, general and administrative expenses	$ 340,505	27.6%	$ 326,687	28.6%	$ 970,700	28.6%	$ 917,531	29.1%

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

Third Quarter of Fiscal 2015 vs. Third Quarter of Fiscal 2014

Selling, general and administrative expenses increased by $13,818,000, or 4.2%, in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Selling, general and administrative expenses as a percentage of net revenues decreased to 27.6% in the third quarter of fiscal 2015 from 28.6% in the third quarter of fiscal 2014. This decrease was primarily driven by advertising efficiencies, the leverage of employment costs primarily related to higher franchise revenues and the leverage of general expenses.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues decreased in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 primarily driven by advertising efficiencies, partially offset by an increase in employment costs associated with incremental labor costs in our supply chain.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 primarily driven by the leverage of employment costs due to higher franchise revenues.

Year-to-date 2015 vs. Year-to-date 2014

Selling, general and administrative expenses increased by $53,169,000, or 5.8%, for year-to-date 2015 compared to year-to-date 2014. Selling, general and administrative expenses as a percentage of net revenues decreased to 28.6% for year-to-date 2015 from 29.1% for year-to-date 2014. This decrease was driven by advertising efficiencies.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues decreased for year-to-date 2015 compared to year-to-date 2014 primarily driven by advertising efficiencies, partially offset by an increase in employment costs associated with incremental labor costs in our supply chain.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased for year-to-date 2015 compared to year-to-date 2014 primarily driven by the leverage of employment costs due to higher franchise revenues.

INCOME TAXES

The effective tax rate was 36.3% for year-to-date 2015 and 38.8% for year-to-date 2014, reflecting our higher year-over-year earnings from international operations as well as the favorable resolution of certain income tax matters in fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of November 1, 2015, we held $72,264,000 in cash and cash equivalents, the majority of which is held in demand deposit accounts, of which $52,836,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

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

During the third quarter of fiscal 2015 we borrowed $50,000,000 under the credit facility and, as of November 1, 2015, we had borrowings of $200,000,000 outstanding under our credit facility. During the third quarter of 2014, we borrowed $90,000,000 under the credit facility, all of which was outstanding as of November 2, 2014.

As of November 1, 2015, issued but undrawn standby letters of credit totaling $13,346,000 were outstanding under the credit facility. Additionally, as of November 1, 2015, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which $8,111,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance throughout fiscal 2015. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For year-to-date 2015, net cash provided by operating activities was $93,045,000 compared to $121,801,000 for year-to-date 2014. For year-to-date 2015, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items and an increase in customer deposits and deferred rent and lease incentives, partially offset by an increase in merchandise inventories. Net cash provided by operating activities decreased compared to year-to-date 2014 primarily due to an increase in merchandise inventories and a decrease in accounts payable, partially offset by an increase in income taxes payable resulting from the timing of payments.

Cash Flows from Investing Activities

For year-to-date 2015, net cash used in investing activities was $135,534,000 compared to $116,176,000 for year-to-date 2014, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities compared to year-to-date 2014 increased primarily due to restricted cash receipts received in year-to-date 2014 that did not recur in year-to-date 2015.

Cash Flows from Financing Activities

For year-to-date 2015, net cash used in financing activities was $108,574,000 compared to $227,812,000 for year-to-date 2014. For year-to-date 2015, net cash used in financing activities was primarily attributable to repurchases of common stock and the payment of dividends, partially offset by borrowings under our revolving line of credit. Net cash used in financing activities compared to year-to-date 2014 decreased primarily due to increased borrowings under our revolving line of credit in year-to-date 2015 and a decrease in tax withholdings related to stock-based awards.

Stock Repurchase Program and Dividend

See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2015, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 1, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include significant deterioration of the U.S. and foreign markets, changes in U.S. interest rates, foreign currency exchange rate fluctuations, and the effects of economic uncertainty which may affect the prices we pay our vendors in the foreign countries in which we do business. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

Our line of credit facility has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. As of November 1, 2015, we had borrowings of $200,000,000 outstanding under our line of credit facility. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instrument would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of November 1, 2015, our investments, made primarily in demand deposit accounts, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 2% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during the third quarter of fiscal 2015 or the third quarter of fiscal 2014. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies may subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect that currency fluctuations may have on our financial statements or results of operations.

In addition, our retail and/or e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. While the impact of foreign currency exchange rate fluctuations was not material to us in the third quarter of fiscal 2015, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of November 1, 2015, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of November 1, 2015 with respect to shares of common stock we repurchased during the third quarter of fiscal 2015. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
August 3, 2015 to August 30, 2015	117,478	$ 83.87	117,478	$ 151,993,000
August 31, 2015 to September 27, 2015	518,001	$ 76.73	518,001	$ 112,247,000
September 28, 2015 to November 1, 2015	286,648	$ 76.40	286,648	$ 90,348,000
Total	922,127	$ 77.54	922,127	$ 90,348,000
[1]	In March 2013, our board of directors announced a $750,000,000 stock repurchase program. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM  6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1*	Second Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 28, 2015
10.2*	Second Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 28, 2015
10.3*	Second Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 28, 2015
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie P. Whalen
Julie P. Whalen
Chief Financial Officer

Date: December 11, 2015