Form 10-K
period 2016-01-31
WILLIAMS SONOMA INC
filed 2016-03-31
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of August 2, 2015, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $7,577,638,000. It is assumed for purposes of this computation that an affiliate includes all persons as of August 2, 2015 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the Williams-Sonoma, Inc. Stock Fund within the registrant’s 401(k) Plan.

As of March 27, 2016, 89,158,790 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the letters to stockholders contained in this Annual Report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, statements related to: projections of earnings, revenues, growth and other financial items; the strength of our business and our brands; our strategic growth initiatives; our beliefs about our competitive position, relative performance and our ability to leverage our competitive advantages; the plans, strategies, initiatives and objectives of management for future operations; our brands, products and related initiatives, including our ability to introduce new brands, new products and product lines and bring in new customers; our belief that our e-commerce websites and direct-mail catalogs act as a cost-efficient means of testing market acceptance of new products and new brands; the complementary nature of our e-commerce and retail channels; our marketing efforts; our global business and expansion efforts, including franchise, other third party arrangements and company-owned operations; our ability to attract new customers; the seasonal variations in demand; our ability to recruit, retain and motivate skilled personnel; our belief in the reasonableness of the steps taken to protect the security and confidentiality of the information we collect; our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; our belief in the ultimate resolution of current legal proceedings; the payment of dividends; our stock repurchase program; our key initiatives in product leadership, inventory, marketing and real estate; our strategies and opportunities to profitably grow our business; our plans to strengthen our competitive position; our plans to develop cross brand initiatives; our leadership position across our brands and in our supply chain; our capital allocation strategy in fiscal 2016; our planned use of cash in fiscal 2016; our compliance with financial covenants; our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations over the next 12 months; our belief that our accumulated undistributed earnings of our foreign subsidiaries are sufficient to support our anticipated future cash needs of our foreign operations; our intentions regarding the utilization of such undistributed earnings; our belief regarding the effects of potential losses under our indemnification obligations; the impact of inflation; the effects of changes in our inventory reserves; the impact of new accounting pronouncements; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

FISCAL YEAR ENDED JANUARY 31, 2016

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

Today, Williams-Sonoma, Inc. is one of the United States’ largest e-commerce retailers with some of the best known and most beloved brands in home furnishings. We currently operate retail stores in the United States, Canada, Puerto Rico, Australia and the United Kingdom, and franchise our brands to third parties in a number of countries in the Middle East, the Philippines and Mexico. Our products are also available to customers through our catalogs and online worldwide.

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

West Elm

West Elm helps customers express their personal style at home. Headquartered in Brooklyn, New York, the brand opened its first store in 2003 in Brooklyn, the neighborhood it still proudly calls home. Mixing clean lines, natural materials and handcrafted collections from the U.S. and around the world, West Elm creates unique, affordable designs for modern living. From its commitment to Fair Trade Certified, local and handcrafted products to its community-driven in-store events and collaborations, to its role as part of an active community on social media, everything West Elm does is designed to make an impact.

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

Rejuvenation

Rejuvenation, founded in 1977 with a passion for old buildings, vintage lighting and house parts and great design, was acquired by Williams-Sonoma, Inc. in 2011. With manufacturing facilities in Portland, Oregon, Rejuvenation offers a wide assortment of high-quality lighting, hardware, furniture and home décor inspired by history, designed for today and made to last for years to come.

Mark and Graham

Launched in late 2012, Mark and Graham is designed to be a premier destination for personalized gift buying. With over 100 monograms and font types to choose from, a Mark and Graham purchase is uniquely personal. The brand’s product lines include women’s and men’s accessories, small leather goods, jewelry, key item apparel, paper, entertaining and bar, home décor and seasonal items.

E-COMMERCE OPERATIONS

As of January 31, 2016, the e-commerce channel had the following merchandising strategies: Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams-Sonoma Home, Rejuvenation and Mark and Graham, which sell our products through our e-commerce websites and direct-mail catalogs. We offer shipping from many of our brands to countries worldwide, while our catalogs reach customers across the U.S. and Australia. The e-commerce channel complements the retail channel by building brand awareness and acting as an effective advertising vehicle. In addition, we believe that our e-commerce websites and our direct-mail catalogs act as a cost-efficient means of testing market acceptance of new products and new brands. Leveraging these insights and our multi-channel positioning, our marketing efforts, including the use of online advertising and the circulation of catalogs, are targeted toward driving sales to all of our channels, including retail. Consistent with our published privacy policies, we send our catalogs to addresses from our proprietary customer list, as well as to addresses from lists of other mail order direct marketers, magazines and companies with which we establish a business relationship. In accordance with prevailing industry practice and our privacy policies, we may also rent our list to select mailers. Our customer mailings are continually updated to include new prospects and to eliminate non-responders.

Detailed financial information about the e-commerce channel is found in Note L to our Consolidated Financial Statements.

RETAIL STORES

As of January 31, 2016, the retail channel had the following merchandising strategies: Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation, operating 618 stores comprising 571 stores in 43 states, Washington, D.C., and Puerto Rico, 27 stores in Canada, 19 stores in Australia and 1 store in the United Kingdom. We also have multi-year franchise agreements with third parties that currently operate 48 franchised stores and/or e-commerce websites in a number of countries in the Middle East, the Philippines and Mexico. The retail business complements the e-commerce business by building brand awareness and attracting new customers to our brands. Our retail stores serve as billboards for our brands, which we believe inspires our customers to shop online and through our catalogs.

Detailed financial information about the retail channel is found in Note L to our Consolidated Financial Statements.

SUPPLIERS

We purchase most of our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 2% of our purchases during fiscal 2015. Approximately 67% of our merchandise purchases in fiscal 2015 were sourced from foreign vendors in 48 countries, predominantly in Asia and Europe. Approximately 99% of these purchases were negotiated and paid for in U.S. dollars. In addition, we manufacture merchandise, primarily upholstered furniture and lighting, at our facilities located in North Carolina, California and Oregon.

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

Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our net revenues and net earnings have been realized during the period from October through January, and levels of net revenues and net earnings have typically been lower during the period from February through September. We believe this is the general pattern associated with the retail industry. In preparation for and during our holiday selling season, we hire a substantial number of additional temporary employees, primarily in our retail stores, customer care centers and distribution centers, and incur significant fixed catalog production and mailing costs.

EMPLOYEES

As of January 31, 2016, we had approximately 28,100 employees, of whom approximately 11,600 were full-time. In preparation for and during our fiscal 2015 holiday selling season, we hired approximately 8,900 temporary employees primarily in our retail stores, customer care centers and distribution centers.

TRADEMARKS, COPYRIGHTS, PATENTS AND DOMAIN NAMES

We own and/or have applied to register 80 separate trademarks and service marks. We own and/or have applied to register our key brand names as trademarks in the U.S. and 92 additional jurisdictions. Exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries and franchisees under a license. These marks include our core brand names as well as brand names for selected products and services. The core brand names in particular, including “Williams-Sonoma,” “Pottery Barn,” “pottery barn kids,” “PBteen,” “west elm,” “Williams-Sonoma Home,” “Rejuvenation” and “Mark and Graham” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We also own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications, website designs and store designs, among other things, which are used by our subsidiaries and franchisees under a license. We hold patents on certain product functions and product designs. Patents are generally valid for 14 to 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “pbteen.com,” “westelm.com,” “wshome.com,” “williams-sonomainc.com,” “rejuvenation.com” and “markandgraham.com.” Collectively, the trademarks, copyrights, trade dress rights and domain names that we hold are of material importance to us.

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

Our success depends, in large part, upon our ability to identify and analyze factors affecting our business and to anticipate and respond in a timely manner to changing merchandise trends and customer demands in order to maintain and attract customers. For example, in the specialty home products business, style and color trends are constantly evolving. Consumer preferences cannot be predicted with certainty and may change between selling seasons. Changes in customer preferences and buying trends may also affect our brands differently. We must be able to stay current with preferences and trends in our brands and address the customer tastes for each of our target customer demographics. We must also be able to identify and adjust the customer offerings in our brands to cater to customer demands. For example, a change in customer preferences for children’s room furnishings may not correlate to a similar change in buying trends for other home furnishings. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly or may be delayed while we work to fill backorders. We may be required to mark down certain products to sell any excess inventory or to sell such inventory through our outlet stores or other liquidation channels at prices which are significantly lower than our retail prices, any of which would negatively impact our business and operating results.

In addition, we must manage our inventory effectively and commensurate with customer demand. Much of our inventory is sourced from vendors located outside of the United States. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, up to twelve months and generally multiple seasons in advance of the applicable selling season and frequently before trends are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. Our vendors also may not have the capacity to handle our demands or may go out of business in times of economic crisis. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate, and our business and operating results may be negatively impacted.

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

In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft. As our business expands globally, we are subject to data privacy and other similar laws in various foreign jurisdictions, such as the European Union. If we are the target of a cybersecurity attack resulting in unauthorized disclosure of our customer data, we may be required to undertake costly notification procedures. In addition, compliance with these laws will likely increase the costs of doing business. If we fail to implement appropriate safeguards, to detect and provide prompt notice of unauthorized access as required by some of these laws, or otherwise comply with these laws, we could be subject to potential fines, claims for damages and other remedies, which could be significantly in excess of our insurance coverage and could harm our business.

If we are unable to effectively manage our e-commerce business and digital marketing efforts, our reputation and operating results may be harmed.

Our e-commerce channel has been our fastest growing business over the last several years and represents more than half of our sales and profits. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control. We must continually respond to changing consumer preferences and buying trends relating to e-commerce usage. Our success in e-commerce has been strengthened in part by our ability to leverage the information we have on our customers to infer customer interests and affinities such that we can personalize the experience they have with us. We also utilize interest-based advertising to target internet users whose behavior indicates they might be interested in our products. Current or future legislation may reduce or restrict our ability to use these certain techniques, which could reduce the effectiveness of our marketing efforts.

We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce websites and digital marketing efforts, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; vendor reliability; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, evolving creative user interfaces and other e-commerce marketing trends such as paid search, re-targeting, and the proliferation of mobile usage, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales or margin in our e-commerce business, as well as damage our reputation and brands.

Our dependence on foreign vendors and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.

Approximately 67% of our merchandise purchases in fiscal 2015 were sourced from foreign venders in 48 countries, predominantly in Asia and Europe. Our dependence on foreign vendors means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Although approximately 99% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, the rising cost of labor in the countries in which our foreign vendors operate has resulted in increases in our costs of doing business. Any further increases in the cost of living in such countries may result in additional increases in our costs or in our foreign vendors going out of business.

We, and our foreign vendors, are also subject to other risks and uncertainties associated with changing economic and political conditions outside of the United States. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), foreign government regulations, employment and labor matters, wars and fears of war, political unrest, natural disasters, public health issues, regulations to address climate change and other trade restrictions. We cannot predict whether any of the countries from which our raw materials or products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including labor disputes resulting in work disruption (such as the disruptions at the west coast ports in early 2015), the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost, reduce the supply of merchandise available to us, or result in excess inventory if merchandise is received after the planned or appropriate selling season, all of which could adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions. In addition, an economic downturn, or failure of foreign markets, may result in financial instabilities for our foreign vendors, which may cause our foreign vendors to decrease production, discontinue selling to us, or cease operations altogether. Our global operations in Asia, Australia and Europe could also be affected by changing economic and political conditions in foreign countries, either of which could have a negative effect on our business, financial condition and operating results.

Although we continue to be focused on improving our global compliance program, there remains a risk that one or more of our foreign vendors will not adhere to our global compliance standards, such as fair labor standards and the prohibition on child labor. Non-governmental organizations might attempt to create an unfavorable impression of our sourcing practices or the practices of some of our foreign vendors that could harm our image. If either of these events occurs, we could lose customer goodwill and favorable brand recognition, which could negatively affect our business and operating results.

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

In addition, we are subject to certain risks that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable, including risks related to the availability of raw materials, labor disputes, work disruptions or stoppages, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, public health issues, general economic and political conditions and regulations to address climate change.

If our vendors fail to adhere to our quality control standards, we may delay a product launch or recall a product, which could damage our reputation and negatively affect our operations and financial results.

Our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer complaints and litigation against us and an increase in our routine insurance and litigation costs. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a recall, which could damage our reputation and brands, and harm our business. Additionally, changes to the legislative or regulatory framework regarding product safety or quality may subject companies like ours to more product recalls and result in higher recall-related expenses. Any recalls or other safety issues could harm our brands’ images and negatively affect our business and operating results.

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

We have franchise agreements with unaffiliated franchisees to operate stores and/or e-commerce websites in the Middle East, the Philippines, and Mexico. Under these agreements, our franchisees operate stores and/or e-commerce websites that sell goods purchased from us under our brand names. We continue to expand our franchise operations with our existing franchisees as well as seek out and identify new select franchise partnerships for select countries. The effect of these franchise arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new global markets. In addition, certain aspects of our franchise arrangements are not directly within our control, such as the ability of each franchisee to meet its projections regarding store openings and sales. Moreover, while the agreements we have entered into may provide us with certain termination rights, to the extent that our franchisees do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with these franchise arrangements, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable regulations or laws could have an adverse effect on our results of operations.

We have limited experience operating on a global basis and our failure to effectively manage the risks and challenges inherent in a global business could adversely affect our business, operating results and financial condition and growth prospects.

We operate several retail businesses, subsidiaries and branch offices throughout Asia, Australia and Europe, which includes managing overseas employees, and may expand these overseas operations in the future. We have limited experience operating overseas subsidiaries and managing non-U.S. employees and, as a result, may encounter cultural challenges with local practices and customs that may result in harm to our reputation and the value of our brands. Our global presence exposes us to the laws and regulations of these jurisdictions, including those related to marketing, privacy, data protection, employment, and product safety and testing. We may be unable to keep current with government requirements as they change from time to time. Our failure to comply with such laws and regulations may harm our reputation, adversely affect our future opportunities for growth and expansion in these countries, and harm our business and operating results.

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

Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographic surveys regarding the location of consumers in our target market segments. While we believe that the surveys and other relevant information are helpful indicators of suitable store locations, we recognize that these information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, changes in demographics, in consumer shopping patterns, such as a reduction in mall traffic, in the types of merchandise that we sell and in the pricing of our products, may reduce the number of suitable store locations or cause formerly suitable locations to become less desirable. Further, time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays or unexpected cancellations. We may not be able to open new stores or, if opened, operate those stores profitably. Construction and other delays in store openings could have a negative impact on our business and operating results. Additionally, we may not be able to renegotiate the terms of our current leases or close our underperforming stores on terms favorable to us, any of which could negatively impact our operating results.

Our sales may be negatively impacted by increasing competition from companies with brands or products similar to ours.

The specialty e-commerce and retail businesses are highly competitive. We compete with other retailers that market lines of merchandise similar to ours. We compete with national, regional and local businesses that utilize a similar retail store strategy, as well as traditional furniture stores, department stores and specialty stores. The substantial sales growth in the e-commerce industry within the last decade has encouraged the entry of many new competitors, new business models, and an increase in competition from established companies, many of whom are willing to spend significant funds and/or reduce pricing in order to gain market share. In addition, the decline in the global economic environment has led to increased competition from discount retailers selling similar products at reduced prices. The competitive challenges facing us include:

•	anticipating and quickly responding to changing consumer demands or preferences better than our competitors;
•	maintaining favorable brand recognition and achieving customer perception of value;
•	effectively marketing and competitively pricing our products to consumers in several diverse market segments;
•	effectively managing and controlling our costs;
•	effectively managing increasingly competitive promotional activity;
•	effectively attracting new customers;
•	developing new innovative shopping experiences, like mobile and tablet applications that effectively engage today’s digital customers;
•	developing innovative, high-quality products in colors and styles that appeal to consumers of varying age groups, tastes and regions, and in ways that favorably distinguish us from our competitors; and
•	effectively managing our supply chain and distribution strategies in order to provide our products to our consumers on a timely basis and minimize returns, replacements and damaged products.

In light of the many competitive challenges facing us, we may not be able to compete successfully. Increased competition could reduce our sales and harm our operating results and business.

Our business and operating results may be harmed if we are unable to timely and effectively deliver merchandise to our stores and customers.

If we are unable to effectively manage our inventory levels and responsiveness of our supply chain, including predicting the appropriate levels and type of inventory to stock within each of our distribution centers, our business and operating results may be harmed. We continue to insource furniture delivery hubs in certain geographies and continue with the regionalization of our retail and e-commerce fulfillment capabilities. We are subject to risks that may disrupt our supply chain operations or regionalization efforts, such as increasing labor costs, union organizing activity, and our ability to effectively locate real estate for our distribution centers or other supply chain operations.

Further, we cannot control all of the various factors that might affect our e-commerce fulfillment rates and timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from our stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to our customers. As a result of our dependence on all of these third party providers, we are subject to risks, including labor disputes (such as the disruptions at the west coast ports in early 2015), union organizing activity, inclement weather, natural disasters, the closure of such carriers’ offices or a reduction in operational hours due to an economic slowdown, possible acts of terrorism affecting such carriers’ ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs, and costs associated with any regulations to address climate change. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have been volatile and airline and other transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment expenses could negatively affect our business and operating results.

Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results.

Our e-commerce business depends, in part, on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations in our distribution centers, our customer care centers and on our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone or network services, power outages, inadequate system capacity, system hardware or software issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, insufficient or inadequate labor to fulfill the orders, disruptions in our third party labor contracts, inefficiencies due to inventory levels and limited distribution center space, natural disasters or adverse weather conditions. Industries that are particularly seasonal, such as the home furnishings business, face a higher risk of harm from operational disruptions during peak sales seasons. These problems could result in a reduction in sales as well as increased selling, general and administrative expenses.

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

Catalog mailings are an important component of our business. Postal rate increases, such as the increases that went into effect in the U.S. in 2013 and 2014, affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, which could be changed or discontinued at any time. Further, the U.S. Postal Service may raise rates in the future, which could negatively impact our business. The cost of paper, printing and catalog distribution also impacts our catalog business. We recently consolidated all of our catalog printing work with one printer. Our dependence on one vendor subjects us to various risks if the vendor fails to perform under our agreement. Paper costs have also fluctuated significantly in the past and may continue to fluctuate in the future. Also, consolidation within the paper industry has reduced the number of potential suppliers capable of meeting our paper requirements, and further consolidation could limit our ability in the future to obtain favorable terms including price, custom paper quality, paper quantity and service. Future increases in postal rates, paper costs or printing costs could have a negative impact on our operating results to the extent that we are unable to offset such increases by raising prices, implementing more efficient printing, mailing, delivery and order fulfillment systems, or through the use of alternative direct-mail formats. In addition, if the performance of our catalogs declines, if we misjudge the correlation between our catalog circulation and net sales, or if our catalog strategy overall does not continue to be successful, our results of operations could be negatively impacted.

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

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There has been a rise in the number of lawsuits against companies like us that gather information in order to market to consumers online or through the mail and, along with other retailers, we have been named in lawsuits for gathering zip code information from our customers. We believe that we have meritorious defenses against these actions, and we will continue to vigorously defend against them. There have also been a growing number of consumer protection, e-commerce-related patent infringement lawsuits and employment-related lawsuits in recent years. From time to time, we have been subject to these types of lawsuits. The cost of defending against all these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to stockholder lawsuits.

Our operating results may be harmed by unsuccessful management of our employment, occupancy and other operating costs, and the operation and growth of our business may be harmed if we are unable to attract qualified personnel.

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially during holiday selling seasons, and incur other expenses to support new brands and brand extensions and the growth of our existing brands, including the opening of new stores. Alternatively, if we are unable to make substantial adjustments to our cost structure during times of uncertainty, such as an economic downturn, we may incur unnecessary expenses or we may have inadequate resources to properly run our business, and our business and operating results may be negatively impacted. From time to time, we may also experience union organizing activity in currently non-union facilities, including in our stores and distribution centers. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits and other employment-related lawsuits against retail companies, especially in California. State, federal and global laws and regulations regarding employment change frequently and the ultimate cost of compliance cannot be precisely estimated. Further, there have been and may continue to be increases in minimum wage and health care requirements. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, trade, or health care, could have an adverse impact on our financial condition and results of operations.

We contract with various agencies to provide us with qualified personnel for our workforce. Any negative publicity regarding these agencies, such as in connection with immigration issues or employment practices, could damage our reputation, disrupt our ability to obtain needed labor or result in financial harm to our business, including the potential loss of business-related financial incentives in the jurisdictions where we operate. Although we strive to secure long-term contracts on favorable terms with our service providers and other vendors, we may not be able to avoid unexpected operating cost increases in the future, such as those associated with minimum wage increases or enhanced health care requirements. Further, we incur substantial costs to warehouse and distribute our inventory. In fiscal 2015, we continued to insource furniture delivery hubs in certain geographies and continued with the regionalization of our retail and e-commerce fulfillment capabilities. Significant increases in our inventory levels may result in increased warehousing and distribution costs, such as costs related to additional distribution centers, which we may not be able to lease on acceptable terms, if at all. Such increases in inventory levels may also lead to increases in costs associated with inventory that is lost, damaged or aged. Higher than expected costs, particularly if coupled with lower than expected sales, would negatively impact our business and operating results. In addition, in times of economic uncertainty, these long-term contracts may make it difficult to quickly reduce our fixed operating costs, which could negatively impact our business and operating results.

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

We outsource certain aspects of our business to third party vendors that subject us to risks of disruptions in our business as well as increased costs. For example, we utilize outside vendors for such things as payroll processing, email and other digital marketing and various distribution center services. In some cases, we rely on a single vendor for such services. Accordingly, we are subject to the risks associated with their ability to successfully provide the necessary services to meet our needs. If our vendors are unable to adequately protect our data and information is lost, our ability to deliver our services is interrupted, our vendors’ fees are higher than expected, or our vendors make mistakes in the execution of operations support, then our business and operating results may be negatively impacted.

In addition, we are in the process of insourcing certain aspects of our business, including the management of certain furniture manufacturing and delivery, and in fiscal 2015 completed the insourcing of the management of our global vendors, each of which were previously outsourced to third party providers. We may also need to continue to insource other aspects of our business in the future in order to control our costs and to stay competitive. This may cause disruptions in our business and result in increased cost to us. In addition, if we are unable to perform these functions better than, or at least as well as, our third party providers, our business may be harmed.

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

We currently have $61,850,000 remaining for future repurchases under our $750,000,000 stock repurchase program. In addition, in March 2016, we announced that our Board of Directors had authorized a new stock repurchase program to purchase up to $500,000,000 of our common stock that we intend to execute over the next three years, as well as an increase in our quarterly cash dividend from $0.35 to $0.37 per common share for an annual cash dividend of $1.48 per share. The stock repurchase programs and dividend may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures, which could adversely affect our financial performance. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase programs do not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may negatively impact our stock price.

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

Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any one of our key employees leaves, is seriously injured or unable to work, or fails to perform and we are unable to find a qualified replacement, we may be unable to execute our business strategy. In addition, our main offices are located in the San Francisco Bay Area, where competition for personnel with retail and technology skills can be intense. We may not be successful in recruiting, retaining and motivating skilled personnel domestically or globally who have the requisite experience to achieve our global business goals, and failure to do so may harm our business. Further, in the event we need to hire additional personnel, we may experience difficulties in attracting and successfully hiring such individuals due to competition for highly skilled personnel, as well as the significantly higher cost of living expenses in our market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease store locations, distribution and manufacturing facilities, corporate facilities and customer care centers for our U.S. and foreign operations for original terms ranging generally from 3 to 22 years. Certain leases contain renewal options for periods of up to 20 years.

For our store locations, our gross leased store space, as of January 31, 2016, totaled approximately 6,163,000 square feet for 618 stores compared to approximately 5,965,000 square feet for 601 stores as of February 1, 2015.

Leased Properties

The following table summarizes the location and size of our leased facilities occupied as of January 31, 2016:

Location	Occupied Square Footage (Approximate)
Distribution and Manufacturing Facilities
Mississippi	2,105,000
New Jersey	2,103,000
California	1,432,000
Texas	1,138,000
Tennessee	603,000
North Carolina	412,000
Oregon	91,000
Other	535,000

Corporate Facilities
California	240,000
New York	134,000
Oregon	41,000

Customer Care Centers
Nevada	36,000
Oklahoma	36,000
Other	24,000

In January 2016, we entered into a 10 year agreement to lease 1,075,000 square feet of distribution facility space in Braselton, Georgia, which we will begin occupying in fiscal 2016. This square footage is not included in the table above.

In addition to the above contracts, we enter into other agreements for offsite storage needs for our distribution facilities and our retail store locations. As of January 31, 2016, the total leased space relating to these properties was not material to us and is not included in the occupied square footage reported above.

Owned Properties

As of January 31, 2016 we owned 471,000 square feet of space primarily in California for our corporate headquarters and certain data center operations.

We believe that all of our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to replace our existing facilities, or to accommodate the expansion of our operations, if necessary.

ITEM 3. LEGAL PROCEEDINGS

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, which are not currently material, are increasing in number as our business expands and our company grows larger. We review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount can be reasonably estimated. In view of the inherent difficulty of predicting the outcome of these matters, it may not be possible to determine whether any loss is probable or to reasonably estimate the amount of the loss until the case is close to resolution, in which case no reserve is established until that time. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

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

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The following table sets forth the high and low selling prices of our common stock on the NYSE for the periods indicated:

Fiscal 2015	High	Low
4th Quarter	$75.90	$47.33
3rd Quarter	$89.38	$71.03
2nd Quarter	$85.37	$74.75
1st Quarter	$84.75	$73.14
Fiscal 2014	High	Low
4th Quarter	$80.99	$64.17
3rd Quarter	$75.69	$62.35
2nd Quarter	$73.45	$60.47
1st Quarter	$68.05	$52.46

The closing price of our common stock on the NYSE on March 27, 2016 was $54.22.

STOCKHOLDERS

The number of stockholders of record of our common stock as of March 27, 2016 was 370. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Among Williams-Sonoma, Inc., the NYSE Composite Index,

and the S&P Retailing Index

	1/30/11	1/29/12	2/3/13	2/2/14	2/1/15	1/31/16
Williams-Sonoma, Inc.	100.00	110.71	145.07	179.74	262.99	177.19
NYSE Composite Index	100.00	100.07	117.03	133.36	144.38	135.28
S&P Retailing Index	100.00	116.11	149.64	189.33	227.25	266.25

* Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indices are re-weighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

DIVIDENDS

In fiscal 2015, fiscal 2014 and fiscal 2013, total cash dividends declared were approximately $130,290,000, or $1.40 per common share, $125,378,000, or $1.32 per common share, and $121,688,000, or $1.24 per common share, respectively. In March 2016, we announced that our Board of Directors had authorized a 6% increase in our quarterly cash dividend, from $0.35 to $0.37 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.

STOCK REPURCHASE PROGRAMS

During fiscal 2015, we repurchased 2,950,438 shares of our common stock at an average cost of $76.26 per share and a total cost of $224,995,000. During fiscal 2014, we repurchased 3,331,557 shares of our common stock at an average cost of $67.35 per share and a total cost of $224,377,000. During fiscal 2013, we repurchased 4,344,962 shares of our common stock at an average cost of $55.07 per share and a total cost of $239,274,000. In addition, in March 2016, we announced that our Board of Directors had authorized a new stock repurchase program to purchase up to $500,000,000 of our common stock that we intend to execute over the next three years.

The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2015 under our $750,000,000 stock repurchase program:

Fiscal period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
November 2, 2015	– November 29, 2015	178,815	$66.73	178,815	$ 78,416,000
November 30, 2015	– December 27, 2015	142,852	$61.46	142,852	$ 69,637,000
December 28, 2015	– January 31, 2016	142,941	$54.47	142,941	$ 61,850,000
Total		464,608	$61.34	464,608	$ 61,850,000

Stock repurchases under the programs may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. These stock repurchase programs do not have an expiration date and may be limited or terminated at any time without prior notice.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

In thousands, except percentages, per share amounts and retail stores data	Fiscal 2015 (52 Weeks)	Fiscal 2014 (52 Weeks)	Fiscal 2013 (52 Weeks)	Fiscal 2012 (53 Weeks)	Fiscal 2011 (52 Weeks)
Results of Operations
Net revenues	$4,976,090	$4,698,719	$4,387,889	$4,042,870	$3,720,895
Net revenue growth	5.9%	7.1%	8.5%	8.7%	6.2%
Comparable brand revenue growth[1]	3.7%	7.1%	8.8%	6.1%	7.3%
Gross profit	$1,844,214	$1,800,504	$1,704,216	$1,592,476	$1,459,856
Gross margin	37.1%	38.3%	38.8%	39.4%	39.2%
Operating income	$488,634	$502,265	$452,098	$409,163	$381,732
Operating margin[2]	9.8%	10.7%	10.3%	10.1%	10.3%
Net earnings	$310,068	$308,854	$278,902	$256,730	$236,931
Basic earnings per share	$3.42	$3.30	$2.89	$2.59	$2.27
Diluted earnings per share	$3.37	$3.24	$2.82	$2.54	$2.22
Weighted average basic shares outstanding during the period	90,787	93,634	96,669	99,266	104,352
Weighted average diluted shares outstanding during the period	92,102	95,200	98,765	101,051	106,582
Financial Position
Working capital[3]	$339,673	$515,975	$558,007	$659,645	$704,567
Total assets	$2,417,427	$2,330,277	$2,336,734	$2,187,679	$2,060,838
Return on assets	13.1%	13.2%	12.3%	12.0%	11.3%
Net cash provided by operating activities	$544,026	$461,697	$453,769	$364,127	$291,334
Capital expenditures	$202,935	$204,800	$193,953	$205,404	$130,353
Long-term debt and other long-term obligations	$49,713	$62,698	$61,780	$50,216	$52,015
Stockholders’ equity	$1,198,226	$1,224,706	$1,256,002	$1,309,138	$1,255,262
Stockholders’ equity per share (book value)	$13.38	$13.33	$13.35	$13.39	$12.50
Return on equity	25.6%	24.9%	21.7%	20.0%	18.8%
Annual dividends declared per share	$1.40	$1.32	$1.24	$0.88	$0.73
E-commerce Net Revenues
E-commerce net revenue growth	6.4%	12.1%	13.1%	14.5%	12.4%
E-commerce net revenues as a percent of net revenues	50.7%	50.5%	48.2%	46.2%	43.9%
Retail Net Revenues
Retail net revenue growth	5.4%	2.4%	4.6%	4.1%	1.8%
Retail net revenues as a percent of net revenues	49.3%	49.5%	51.8%	53.8%	56.1%
Number of stores at year-end	618	601	585	581	576
Store selling square footage at year-end	3,827,000	3,684,000	3,590,000	3,548,000	3,535,000
Store leased square footage at year-end	6,163,000	5,965,000	5,838,000	5,778,000	5,743,000

[1]	Comparable brand revenue is calculated on a 52-week to 52-week basis, with the exception of fiscal 2012 which was calculated on a 53-week to 53-week basis. See definition of comparable brand revenue within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
[2]	Operating margin is defined as operating income as a percent of net revenues.
[3]	Working capital for fiscal 2015 may not be comparable to the prior years presented because of our adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which we adopted prospectively in fiscal 2015. See Notes A and D to our Consolidated Financial Statements for additional information.

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

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended January 31, 2016 (“fiscal 2015”), the 52 weeks ended February 1, 2015 (“fiscal 2014”), and the 52 weeks ended February 2, 2014 (“fiscal 2013”) should be read in conjunction with our Consolidated Financial Statements and notes thereto. All explanations of changes in operational results are discussed in order of magnitude.

OVERVIEW

In fiscal 2015, our net revenues increased 5.9% to $4,976,090,000 compared to $4,698,719,000 in fiscal 2014, with comparable brand revenue growth of 3.7%. This increase in net revenues was driven by a 6.4% increase in our e-commerce net revenues and a 5.4% increase in our retail net revenues, and included 26.8% growth in our international revenues. E-commerce net revenues generated 51% of our total company net revenues in fiscal 2015 compared to 50% of our net revenues in fiscal 2014.

In Pottery Barn, our largest brand, comparable brand revenues increased 1.9% in fiscal 2015 compared to fiscal 2014. This growth was primarily driven by our furniture, upholstery and textile collections, partially offset by softer sales trends in our gifting categories. In the Williams-Sonoma brand, comparable brand revenues increased 1.1% in fiscal 2015 compared to fiscal 2014. Growth in cookware, cutlery, tabletop and our Williams-Sonoma Home business drove these results. In West Elm, comparable brand revenues increased 14.8% in fiscal 2015 on top of 18.2% in fiscal 2014. Growth continued to be broad-based across categories. In Pottery Barn Kids, comparable brand revenues increased 2.2% in fiscal 2015 compared to fiscal 2014, primarily driven by our furniture, back-to-school and bedding categories. In PBteen, comparable brand revenues decreased 2.7% in fiscal 2015 compared to fiscal 2014. Strength in furniture, decorative accessories, and back-to-school categories were more than offset by weakness in our textiles and gifting collections. And in our emerging brands, Rejuvenation and Mark and Graham, net revenues increased 37.5%.

Additionally, in fiscal 2015, diluted earnings per share increased to $3.37, versus $3.24 in fiscal 2014 (which included a $0.04 benefit from our share of the VISA/MasterCard antitrust litigation settlement), and we returned $352,631,000 to our stockholders through stock repurchases and dividends.

As we look forward, in all of our brands we have targeted strategies and opportunities that we believe will allow us to profitably grow the business. We plan to improve our competitive positioning across product, service and value for our customers, and plan to expand our brands into new products and market segments through the expansion of proprietary products. We also plan to develop cross-brand initiatives to more fully engage with our customers and to leverage innovative marketing channels. We plan to invest in our high growth, newer brands, particularly West Elm, and expand our global reach through existing and new franchise relationships. In addition, we have identified four key strategies within our business to help us drive improvements across the company: re-asserting our product leadership, revolutionizing our approach to inventory, transforming our marketing, and changing our approach to real estate and the retail experience. We believe that collectively these strategies will extend our leadership position across our brands and in our supply chain.

Results of Operations

NET REVENUES

Net revenues consist of e-commerce net revenues and retail net revenues. E-commerce net revenues include sales of merchandise to customers through our e-commerce websites and our catalogs, as well as shipping fees. Retail net revenues include sales of merchandise to customers at our retail stores and to our franchisees, as well as shipping fees on any products shipped to our customers’ homes. Shipping fees consist of revenue received from customers for delivery of merchandise to their homes. Revenues are presented net of sales returns and other discounts.

In thousands	Fiscal 2015	% Total	Fiscal 2014	% Total	Fiscal 2013	% Total
E-commerce net revenues	$2,522,580	50.7%	$2,370,694	50.5%	$2,115,022	48.2%
Retail net revenues	2,453,510	49.3%	2,328,025	49.5%	2,272,867	51.8%
Net revenues	$4,976,090	100.0%	$4,698,719	100.0%	$4,387,889	100.0%

Net revenues in fiscal 2015 increased by $277,371,000, or 5.9%, compared to fiscal 2014, with comparable brand revenue growth of 3.7%. This increase in net revenues was driven by a 6.4% increase in our e-commerce net revenues and a 5.4% increase in our retail net revenues. By brand, this increase was primarily driven by West Elm and Pottery Barn, with particular strength in furniture. Total fiscal 2015 net revenue growth also included an increase in our international revenues of 26.8%, primarily related to our franchise operations, and a 3.3% increase in retail leased square footage primarily due to 17 net new stores.

Net revenues in fiscal 2014 increased by $310,830,000, or 7.1%, compared to fiscal 2013, with comparable brand revenue growth of 7.1%. This increase was driven by a 12.1% increase in our e-commerce net revenues and a 2.4% increase in our retail net revenues. By brand, this increase was primarily driven by the West Elm and Pottery Barn brands. Total fiscal 2014 net revenue growth also included an increase in our international revenues of 9.4%, and a 2.2% increase in retail leased square footage primarily due to 16 net new stores.

The following table summarizes our net revenues by brand for fiscal 2015, fiscal 2014 and fiscal 2013.

In thousands	Fiscal 2015	Fiscal 2014	Fiscal 2013
Pottery Barn	$2,074,051	$2,022,331	$1,910,978
Williams-Sonoma	993,609	994,651	978,002
West Elm	821,136	669,074	531,305
Pottery Barn Kids	640,073	624,594	597,628
PBteen	253,602	260,617	246,449
Other[1]	193,619	127,452	123,527
Total	$4,976,090	$4,698,719	$4,387,889

[1]	Primarily consists of net revenues from our international franchise operations, Rejuvenation, and Mark and Graham.

Comparable Brand Revenue

Comparable brand revenue includes retail comparable store sales and e-commerce sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Outlet comparable store net revenues are included in their respective brands. Comparable brand revenue excludes sales from certain operations until such time that we believe those sales are meaningful to evaluating the performance of the brand. Sales related to our international franchise operations have also been excluded as they are not operated by us.

Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days.

Comparable brand revenue growth (decline)	Fiscal 2015		Fiscal 2014	Fiscal 2013
Pottery Barn	1.9%		5.8%	10.4%
Williams-Sonoma	1.1%		3.8%	1.5%
West Elm	14.8%		18.2%	17.4%
Pottery Barn Kids	2.2%		5.9%	7.8%
PBteen	(2.7%	)	5.7%	14.1%
Total	3.7%		7.1%	8.8%

E-COMMERCE NET REVENUES

In thousands	Fiscal 2015	Fiscal 2014	Fiscal 2013
E-commerce net revenues	$2,522,580	$2,370,694	$2,115,022
E-commerce net revenue growth	6.4%	12.1%	13.1%

E-commerce net revenues in fiscal 2015 increased by $151,886,000, or 6.4%, compared to fiscal 2014, led by West Elm, Williams-Sonoma and Pottery Barn Kids.

E-commerce net revenues in fiscal 2014 increased by $255,672,000, or 12.1%, compared to fiscal 2013, with increases across all brands, led by West Elm, Pottery Barn and Williams-Sonoma.

RETAIL NET REVENUES AND OTHER DATA

In thousands	Fiscal 2015	Fiscal 2014	Fiscal 2013
Retail net revenues	$2,453,510	$2,328,025	$2,272,867
Retail net revenue growth	5.4%	2.4%	4.6%
Store count – beginning of year	601	585	581
Store openings	34	35	30
Store closings	(17)	(19)	(26)
Store count – end of year	618	601	585
Store selling square footage at year-end	3,827,000	3,684,000	3,590,000
Store leased square footage (“LSF”) at year-end	6,163,000	5,965,000	5,838,000

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams-Sonoma	239	6,600	243	6,600	248	6,600
Pottery Barn	197	13,800	199	13,700	194	13,800
Pottery Barn Kids	89	7,500	85	7,600	81	7,900
West Elm	87	13,200	69	13,700	58	14,100
Rejuvenation	6	9,000	5	10,000	4	13,200
Total	618	10,000	601	9,900	585	10,000

Retail net revenues in fiscal 2015 increased by $125,485,000, or 5.4%, compared to fiscal 2014, primarily driven by West Elm. Retail net revenue growth for fiscal 2015 also included growth in our international revenues primarily related to our franchise operations, and a 3.3% increase in retail leased square footage primarily due to 17 net new stores.

Retail net revenues in fiscal 2014 increased by $55,158,000, or 2.4%, compared to fiscal 2013, led by West Elm and Pottery Barn, partially offset by a decrease in Williams-Sonoma due to store closures at the end of fiscal 2013.

COST OF GOODS SOLD

In thousands	Fiscal 2015	% Net Revenues	Fiscal 2014	% Net Revenues	Fiscal 2013	% Net Revenues
Cost of goods sold[1]	$3,131,876	62.9%	$2,898,215	61.7%	$2,683,673	61.2%

[1]	Includes occupancy expenses of $631,817,000, $603,357,000 and $561,586,000 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

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

Fiscal 2015 vs. Fiscal 2014

Cost of goods sold increased by $233,661,000, or 8.1%, in fiscal 2015 compared to fiscal 2014. Cost of goods sold as a percentage of net revenues increased to 62.9% in fiscal 2015 from 61.7% in fiscal 2014. This increase was driven by increased shipping and fulfillment-related costs and higher franchise revenues, which have a lower gross margin.

In the e-commerce channel, cost of goods sold as a percentage of net revenues increased in fiscal 2015 compared to fiscal 2014 primarily driven by increased shipping and fulfillment-related costs, and an increase in occupancy expenses.

In the retail channel, cost of goods sold as a percentage of net revenues increased for fiscal 2015 compared to fiscal 2014 driven by higher franchise revenues and increased fulfillment-related costs, partially offset by the leverage of occupancy expenses.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In thousands	Fiscal 2015	% Net Revenues	Fiscal 2014	% Net Revenues	Fiscal 2013	% Net Revenues
Selling, general and administrative expenses	$1,355,580	27.2%	$1,298,239	27.6%	$1,252,118	28.5%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution warehouses, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.

We experience differing employment and advertising costs as a percentage of net revenues within the retail and e-commerce channels due to their distinct distribution and marketing strategies. Employment costs represent a greater percentage of net revenues within the retail channel as compared to the e-commerce channel. However, advertising expenses are higher within the e-commerce channel than in the retail channel.

Fiscal 2015 vs. Fiscal 2014

Selling, general and administrative expenses for fiscal 2015 increased by $57,341,000, or 4.4%, compared to fiscal 2014. Selling, general and administrative expenses as a percentage of net revenues decreased to 27.2% in fiscal 2015 from 27.6% in fiscal 2014. This decrease as a percentage of net revenues was primarily driven by the leverage of advertising expenses and employment costs, partially offset by litigation settlement income of $7,414,000 recorded in fiscal 2014 that did not recur in fiscal 2015.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues was relatively flat for fiscal 2015 compared to fiscal 2014 primarily due to advertising leverage, offset by an increase in employment costs associated with incremental labor costs in our supply chain.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased for fiscal 2015 compared to fiscal 2014 primarily driven by the leverage of employment costs due to higher franchise revenues.

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

INCOME TAXES

Our effective income tax rate was 36.5% for fiscal 2015, 38.5% for fiscal 2014, and 38.4% for fiscal 2013. The decrease in the effective income tax rate in fiscal 2015 reflects fluctuations in the level and mix of earnings, as well as the favorable resolution of certain income tax matters.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2016, we held $193,647,000 in cash and cash equivalents, the majority of which is held in demand deposit accounts and money market funds, and of which $62,332,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2016, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, property and equipment purchases, stock repurchases and dividend payments. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. During fiscal 2015, we had borrowings of $200,000,000 under the credit facility, all of which were repaid in the fourth quarter of fiscal 2015. During fiscal 2014, we had borrowings of $90,000,000 under the credit facility, all of which were repaid in the fourth quarter of fiscal 2014.

During fiscal 2014, we redeemed restricted cash deposits of $14,289,000 previously held under collateralized trust agreements. These deposits, which secured potential liabilities associated with our workers’ compensation and other insurance programs, were replaced with standby letters of credit. As of January 31, 2016, a total of $13,367,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Additionally, we had three unsecured letter of credit reimbursement facilities, which were amended during the year, for a total of $70,000,000, of which an aggregate of $6,088,000 was outstanding as of January 31, 2016. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance throughout fiscal 2016. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For fiscal 2015, net cash provided by operating activities was $544,026,000 compared to $461,697,000 in fiscal 2014. For fiscal 2015, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items and an increase in accounts payable, customer deposits and income taxes payable, partially offset by an increase in merchandise inventories. This represents an increase in net cash provided by operating activities compared to fiscal 2014 primarily due to an increase in accounts payable and income taxes payable due to the timing of payments, partially offset by an increase in merchandise inventories.

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

Cash Flows from Investing Activities

For fiscal 2015, net cash used in investing activities was $202,166,000 compared to $188,600,000 for fiscal 2014, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities compared to fiscal 2014 increased primarily due to restricted cash receipts received in fiscal 2014 that did not recur in fiscal 2015.

For fiscal 2014, net cash used in investing activities was $188,600,000 compared to $190,624,000 for fiscal 2013, and was primarily attributable to purchases of property and equipment. Net cash used compared to fiscal 2013 decreased primarily due to restricted cash receipts, partially offset by an increase in purchases of property and equipment.

Cash Flows from Financing Activities

For fiscal 2015, net cash used in financing activities was $369,383,000 compared to $379,020,000 in fiscal 2014. For fiscal 2015, net cash used in financing activities was primarily attributable to the repurchase of common stock of $224,995,000 and the payment of dividends of $127,636,000. Net cash used in financing activities compared to fiscal 2014 decreased primarily due to a decrease in tax withholding payments related to stock-based awards.

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

Dividends

See section titled Dividends within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Stock Repurchase Programs

See section titled Stock Repurchase Programs within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of January 31, 2016:

	Payments Due by Period[1]
In thousands	Fiscal 2016	Fiscal 2017 to Fiscal 2019	Fiscal 2020 to Fiscal 2021	Thereafter	Total
Operating leases[2]	$257,805	$657,472	$305,376	$513,255	$1,733,908
Purchase obligations[3]	765,417	9,388	654	318	775,777
Total	$1,023,222	$666,860	$306,030	$513,573	$2,509,685

[1]	This table excludes $15.9 million of liabilities for unrecognized tax benefits associated with uncertain tax positions as we are not able to reasonably estimate when and if cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in our accompanying Consolidated Balance Sheet as of January 31, 2016.
[2]	Projected payments include only those amounts that are fixed and determinable as of the reporting date. See Note E to our Consolidated Financial Statements for discussion of our operating leases.
[3]	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements.

Other Contractual Obligations

We have other liabilities reflected in our Consolidated Balance Sheet. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2016, which are included in our current liabilities as of January 31, 2016.

We are party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to commercial matters, operating leases, trademarks, intellectual property, and financial matters. Under these contracts, we may provide certain routine indemnification relating to representations and warranties or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial condition or results of operations.

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of January 31, 2016:

	Amount of Outstanding Commitment Expiration By Period[1]
In thousands	Fiscal 2016	Fiscal 2017 to Fiscal 2019	Fiscal 2020 to Fiscal 2021	Thereafter	Total
Standby letters of credit	$13,367	—	—	—	$13,367
Letter of credit facilities	6,088	—	—	—	6,088
Credit facility	—	—	—	—	—
Total	$19,455	—	—	—	$19,455

[1]	See Note C to our Consolidated Financial Statements for discussion of our borrowing arrangements.

IMPACT OF INFLATION

The impact of inflation (or deflation) on our results of operations for the past three fiscal years has not been significant. However, we cannot be certain of the effect inflation (or deflation) may have on our results of operations in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We believe the following critical accounting policies used in the preparation of our Consolidated Financial Statements include the significant estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. See Note A to our Consolidated Financial Statements for a detailed description of each policy.

Merchandise Inventories

Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted average method) or market. To determine if the value of our inventory should be reduced below cost, we consider current and anticipated demand, customer preferences and age of the merchandise. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We reserve for obsolescence based on historical trends, aging reports, specific identification and our estimates of future sales and selling prices.

Reserves for shrinkage are estimated and recorded throughout the year, as a percentage of net sales based on historical shrinkage results, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory counts and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution centers, off-site storage locations, and with our third party warehouse and transportation providers. Accordingly, there is no shrinkage reserve at year-end.

Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on net earnings. As of January 31, 2016 and February 1, 2015, our inventory obsolescence reserves were $9,782,000 and $10,244,000, respectively.

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

Total advertising expenses (including catalog advertising, e-commerce advertising and all other advertising costs) were approximately $333,276,000, $330,070,000 and $325,708,000 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

We review the carrying value of all long-lived assets for impairment, primarily at a store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. Impairment may result when the carrying value of the asset exceeds the estimated undiscounted future cash flows over its remaining useful life. For store impairment, our estimate of undiscounted future cash flows over the store lease term is based upon our experience, the historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment costs, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the asset’s net carrying value and its fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital.

During fiscal 2015, fiscal 2014 and fiscal 2013, we recorded expense of approximately $2,100,000, $241,000 and $561,000, respectively, associated with asset impairment charges related to our retail stores, all of which is recorded within selling, general and administrative expenses.

Goodwill

Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. The first step of the impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future such as sales growth, gross margins, employment rates, capital expenditures, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, is in excess of its fair value, goodwill may be impaired, and we must perform a second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any. At January 31, 2016 and February 1, 2015, we had goodwill of $18,703,000 and $18,740,000, respectively, included in other assets, primarily related to our fiscal 2011 acquisition of Rejuvenation Inc. We evaluated our goodwill for impairment and determined that the fair value of each reporting unit substantially exceeds its carrying value. Accordingly, we did not recognize any goodwill impairment in fiscal 2015, fiscal 2014 or fiscal 2013.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for employee health benefits, workers’ compensation and product and general liability claims were $25,290,000 and $24,901,000 as of January 31, 2016 and February 1, 2015, respectively.

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

Interest Rate Risk

Our revolving line of credit has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During fiscal 2015, we had borrowings of $200,000,000 under the credit facility, all of which were repaid in the fourth quarter of fiscal 2015. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instrument would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of January 31, 2016, our investments, made primarily in demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 1% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during fiscal 2015 or fiscal 2014. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail and/or e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in fiscal 2015, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note M to our Consolidated Financial Statements).

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

In thousands, except per share amounts	Fiscal 2015	Fiscal 2014	Fiscal 2013
E-commerce net revenues	$ 2,522,580	$ 2,370,694	$ 2,115,022
Retail net revenues	2,453,510	2,328,025	2,272,867
Net revenues	4,976,090	4,698,719	4,387,889
Cost of goods sold	3,131,876	2,898,215	2,683,673
Gross profit	1,844,214	1,800,504	1,704,216
Selling, general and administrative expenses	1,355,580	1,298,239	1,252,118
Operating income	488,634	502,265	452,098
Interest (income) expense, net	627	62	(584)
Earnings before income taxes	488,007	502,203	452,682
Income taxes	177,939	193,349	173,780
Net earnings	$ 310,068	$ 308,854	$ 278,902
Basic earnings per share	$ 3.42	$3.30	$ 2.89
Diluted earnings per share	$ 3.37	$3.24	$ 2.82
Shares used in calculation of earnings per share:
Basic	90,787	93,634	96,669
Diluted	92,102	95,200	98,765

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Comprehensive Income

In thousands	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net earnings	$ 310,068	$ 308,854	$ 278,902
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,958)	(9,305)	(7,850)
Change in fair value of derivative financial instruments	1,074	806	870
Reclassification adjustment for realized gains on derivative financial instruments	(1,184)	(573)	(129)
Comprehensive income	$ 302,000	$ 299,782	$ 271,793

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Balance Sheets

In thousands, except per share amounts	Jan. 31, 2016	Feb. 1, 2015
ASSETS
Current assets
Cash and cash equivalents	$ 193,647	$ 222,927
Accounts receivable, net	79,304	67,465
Merchandise inventories, net	978,138	887,701
Prepaid catalog expenses	28,919	33,942
Prepaid expenses	44,654	36,265
Deferred income taxes, net	—	130,618
Other assets	11,438	13,005
Total current assets	1,336,100	1,391,923
Property and equipment, net	886,813	883,012
Non-current deferred income taxes, net	141,784	4,265
Other assets, net	52,730	51,077
Total assets	$ 2,417,427	$ 2,330,277
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 447,412	$ 397,037
Accrued salaries, benefits and other	127,122	136,012
Customer deposits	296,827	261,679
Income taxes payable	67,052	32,488
Current portion of long-term debt	—	1,968
Other liabilities	58,014	46,764
Total current liabilities	996,427	875,948
Deferred rent and lease incentives	173,061	166,925
Other long-term obligations	49,713	62,698
Total liabilities	1,219,201	1,105,571
Commitments and contingencies – See Note J
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—
Common stock: $.01 par value; 253,125 shares authorized;
89,563 and 91,891 shares issued and outstanding at January 31, 2016 and February 1, 2015, respectively	896	919
Additional paid-in capital	541,307	527,261
Retained earnings	668,545	701,214
Accumulated other comprehensive loss	(10,616)	(2,548)
Treasury stock – at cost: 29 and 35 shares as of January 31, 2016 and February 1, 2015, respectively	(1,906)	(2,140)
Total stockholders’ equity	1,198,226	1,224,706
Total liabilities and stockholders’ equity	$ 2,417,427	$ 2,330,277

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount

Balance at February 3, 2013	97,734	$977	$503,616	$790,912	$13,633	$—	$1,309,138

Net earnings	—	—	—	278,902	—	—	278,902
Foreign currency translation adjustments	—	—	—	—	(7,850)	—	(7,850)
Change in fair value of derivative financial instruments	—	—	—	—	870	—	870
Reclassification adjustment for realized gains on derivative financial instruments	—	—	—	—	(129)	—	(129)
Exercise of stock-based awards and related tax effect	201	2	15,339	—	—	—	15,341
Conversion/release of stock-based awards[1]	459	5	(18,101)	—	—	—	(18,096)
Repurchases of common stock	(4,345)	(43)	(17,047)	(219,083)	—	(3,101)	(239,274)
Stock-based compensation expense	—	—	38,788	—	—	—	38,788
Dividends declared	—	—	—	(121,688)	—	—	(121,688)
Balance at February 2, 2014	94,049	941	522,595	729,043	6,524	(3,101)	1,256,002

Net earnings	—	—	—	308,854	—	—	308,854
Foreign currency translation adjustments	—	—	—	—	(9,305)	—	(9,305)
Change in fair value of derivative financial instruments	—	—	—	—	806	—	806
Reclassification adjustment for realized gains on derivative financial instruments	—	—	—	—	(573)	—	(573)
Exercise of stock-based awards and related tax effect	116	1	31,021	—	—	—	31,022
Conversion/release of stock-based awards[1]	1,058	10	(56,053)	—	—	—	(56,043)
Repurchases of common stock	(3,332)	(33)	(13,776)	(210,568)	—	—	(224,377)
Reissuance of treasury stock under share-based compensation plans[1]	—	—	(1,158)	(737)	—	961	(934)
Stock-based compensation expense	—	—	44,632	—	—	—	44,632
Dividends declared	—	—	—	(125,378)	—	—	(125,378)
Balance at February 1, 2015	91,891	919	527,261	701,214	(2,548)	(2,140)	1,224,706

Net earnings	—	—	—	310,068	—	—	310,068
Foreign currency translation adjustments	—	—	—	—	(7,958)	—	(7,958)
Change in fair value of derivative financial instruments	—	—	—	—	1,074	—	1,074
Reclassification adjustment for realized gains on derivative financial instruments	—	—	—	—	(1,184)	—	(1,184)
Exercise of stock-based awards and related tax effect	68	1	17,238	—	—	—	17,239
Conversion/release of stock-based awards[1]	554	6	(31,411)	—	—	—	(31,405)
Repurchases of common stock	(2,950)	(30)	(12,646)	(212,319)	—	—	(224,995)
Reissuance of treasury stock under share-based compensation plans[1]	—	—	(492)	(128)	—	234	(386)
Stock-based compensation expense	—	—	41,357	—	—	—	41,357
Dividends declared	—	—	—	(130,290)	—	—	(130,290)
Balance at January 31, 2016	89,563	$896	$541,307	$668,545	$(10,616)	$(1,906)	$1,198,226

[1]	Amounts are shown net of shares withheld for employee taxes.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

In thousands	Fiscal 2015	Fiscal 2014	Fiscal 2013
Cash flows from operating activities:
Net earnings	$310,068	$308,854	$278,902
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	167,760	162,273	149,795
Loss on disposal/impairment of assets	4,339	2,410	2,764
Amortization of deferred lease incentives	(24,721)	(24,419)	(25,382)
Deferred income taxes	(7,436)	(248)	(28,344)
Tax benefit related to stock-based awards	14,592	26,952	8,817
Excess tax benefit related to stock-based awards	(14,494)	(26,560)	(8,743)
Stock-based compensation expense	41,357	44,632	38,788
Other	149	595	—
Changes in:
Accounts receivable	(12,849)	(9,366)	786
Merchandise inventories	(92,647)	(76,964)	(174,664)
Prepaid catalog expenses	5,022	(386)	3,675
Prepaid expenses and other assets	(9,245)	(61)	(13,649)
Accounts payable	60,507	4,455	135,095
Accrued salaries, benefits and other current and long-term liabilities	(135)	8,867	43,635
Customer deposits	35,877	34,400	21,578
Deferred rent and lease incentives	31,334	23,297	13,238
Income taxes payable	34,548	(17,034)	7,478
Net cash provided by operating activities	544,026	461,697	453,769
Cash flows from investing activities:
Purchases of property and equipment	(202,935)	(204,800)	(193,953)
Restricted cash receipts	—	14,289	1,766
Proceeds from insurance reimbursements	683	1,644	1,518
Other	86	267	45
Net cash used in investing activities	(202,166)	(188,600)	(190,624)
Cash flows from financing activities:
Repurchase of common stock	(224,995)	(224,377)	(239,274)
Payment of dividends	(127,636)	(125,758)	(111,581)
Borrowings under revolving line of credit	200,000	90,000	—
Repayments of borrowings under revolving line of credit	(200,000)	(90,000)	—
Tax withholdings related to stock-based awards	(31,790)	(56,977)	(18,096)
Excess tax benefit related to stock-based awards	14,494	26,560	8,743
Net proceeds related to stock-based awards	2,647	4,077	6,614
Repayments of long-term obligations	(1,968)	(1,785)	(1,724)
Other	(135)	(760)	(58)
Net cash used in financing activities	(369,383)	(379,020)	(355,376)
Effect of exchange rates on cash and cash equivalents	(1,757)	(1,271)	(2,203)
Net decrease in cash and cash equivalents	(29,280)	(107,194)	(94,434)
Cash and cash equivalents at beginning of year	222,927	330,121	424,555
Cash and cash equivalents at end of year	$193,647	$222,927	$330,121
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,989	$1,269	$1,270
Cash paid during the year for income taxes, net of refunds	$134,478	$172,305	$186,968
Non-cash investing activities:
Purchases of property and equipment not yet paid for at end of period	$2,715	$4,808	$9,034

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

We are a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams-Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 618 stores. We have retail and/or e-commerce businesses in the U.S., Canada, Australia and the United Kingdom, and ship our products to customers worldwide. Our catalogs reach customers throughout the U.S. and Australia. In addition, we have unaffiliated franchisees that operate stores and/or e-commerce websites in the Middle East, the Philippines and Mexico.

Intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Sunday closest to January 31, based on a 52 or 53-week year. Fiscal 2015, a 52-week year, ended on January 31, 2016; Fiscal 2014, a 52-week year, ended on February 1, 2015; and fiscal 2013, a 52-week year, ended on February 2, 2014.

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

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less. As of January 31, 2016, we were invested primarily in demand deposit accounts and money market funds. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.

Restricted Cash

Restricted cash represents deposits held in trusts to secure our liabilities associated with our workers’ compensation and other insurance programs. During fiscal 2014, we redeemed restricted cash deposits of $14,289,000 previously held under collateralized trust agreements. We held no restricted cash during fiscal 2015.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card, franchisee and landlord receivables for which collectability is reasonably assured. Receivables are evaluated for collectability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. Our allowance for doubtful accounts was not material to our financial statements as of January 31, 2016 and February 1, 2015.

Merchandise Inventories

Merchandise inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost (weighted average method) or market. To determine if the value of our inventory should be reduced below cost, we consider current and anticipated demand, customer preferences and age of the merchandise. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We reserve for obsolescence based on historical trends, aging reports, specific identification and our estimates of future sales and selling prices.

Reserves for shrinkage are estimated and recorded throughout the year, as a percentage of net sales based on historical shrinkage results, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory counts and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution centers, off-site storage locations, and with our third party warehouse and transportation providers. Accordingly, there is no shrinkage reserve at year-end.

Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. As of January 31, 2016 and February 1, 2015, our inventory obsolescence reserves were $9,782,000 and $10,244,000, respectively.

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

Total advertising expenses (including catalog advertising, e-commerce advertising and all other advertising costs) were approximately $333,276,000, $330,070,000 and $325,708,000 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

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

During fiscal 2015, fiscal 2014 and fiscal 2013, we recorded expense of approximately $2,100,000, $241,000 and $561,000, respectively, associated with asset impairment charges related to our retail stores, all of which is recorded within selling, general and administrative expenses.

For any store or facility closure where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the cease use date.

Goodwill

Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. The first step of the impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future, such as sales growth, gross margins, employment rates, capital expenditures, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, is in excess of its fair value, goodwill may be impaired, and we must perform a second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any. At January 31, 2016 and February 1, 2015, we had goodwill of $18,703,000 and $18,740,000, respectively, included in other assets, primarily related to our fiscal 2011 acquisition of Rejuvenation Inc. We did not recognize any goodwill impairment in fiscal 2015, fiscal 2014 or fiscal 2013.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for employee health benefits, workers’ compensation and product and general liability claims were $25,290,000 and $24,901,000 as of January 31, 2016 and February 1, 2015, respectively.

Customer Deposits

Customer deposits are primarily comprised of unredeemed gift cards and merchandise credits and deferred revenue related to undelivered merchandise. We maintain a liability for unredeemed gift cards and merchandise credits until the earlier of redemption, escheatment or four years as we have concluded that the likelihood of our gift cards being redeemed beyond four years from the date of issuance is remote. Income from unredeemed gift cards and merchandise credits, which is recorded in other income within selling, general and administrative expense, is not material to our consolidated financial statements. Our gift cards and merchandise credits have no expiration dates.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and debt approximate their estimated fair values. We use derivative instruments to hedge against foreign currency exchange rate fluctuations. The assets or liabilities associated with our derivative financial instruments are recorded at fair value in either other current assets or other current liabilities. The fair value of our foreign currency derivative instruments is measured using the income approach whereby we use observable market data at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. These observable inputs include spot rates, forward rates, interest rates and credit derivative market rates (refer to Notes M and N for additional information).

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

Sales Returns Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. A summary of activity in our sales returns reserve is as follows:

In thousands	Fiscal 2015[1]	Fiscal 2014[1]	Fiscal 2013[1]
Balance at beginning of year	$14,782	$15,954	$14,397
Provision for sales returns	321,421	311,911	293,929
Actual sales returns	(317,090)	(313,083)	(292,372)
Balance at end of year	$19,113	$14,782	$15,954

[1]	Amounts are shown net of cost of goods sold.

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

Foreign Currency Translation

Some of our foreign operations have a functional currency other than the U.S. dollar. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income within stockholders’ equity. Gains and losses are included in selling, general and administrative expenses (except for those discussed in Note M).

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

In order to compute income tax on an interim basis, we estimate what our effective tax rate will be for the full fiscal year and adjust these estimates throughout the year as necessary. Adjustments to our income tax provision due to changes in our estimated effective tax rate are recorded in the interim period in which the change occurs. The tax expense (or benefit) related to items other than ordinary income is individually computed and recognized when the items occur. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of our earnings in various taxing jurisdictions.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. These ASUs are effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently assessing the potential impact of these ASUs on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present both deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This ASU is effective for fiscal years and interim periods within those years beginning after

December 15, 2016; however, early adoption is permitted. We early adopted this ASU prospectively and have presented both deferred tax assets and deferred tax liabilities as noncurrent in our Consolidated Balance Sheet as of January 31, 2016. Prior balance sheets have not been retrospectively adjusted. For the significant components of our deferred tax accounts, see Note D.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. We are currently assessing the potential impact of this ASU on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than short-term leases). This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. We are currently assessing the potential impact of this ASU on our Consolidated Financial Statements.

Note B: Property and Equipment

Property and equipment consists of the following:

In thousands	Jan. 31, 2016	Feb. 1, 2015
Leasehold improvements	$861,852	$852,372
Fixtures and equipment	714,911	691,001
Capitalized software	455,954	431,259
Land and buildings	172,782	192,841
Corporate systems projects in progress [1]	115,296	91,885
Construction in progress [2]	20,325	10,119
Total	2,341,120	2,269,477
Accumulated depreciation	(1,454,307)	(1,386,465)
Property and equipment, net	$886,813	$883,012

[1]	Corporate systems projects in progress as of January 31, 2016 and February 1, 2015 include approximately $77.6 million and $56.8 million, respectively, for the portion of our new inventory and order management system currently under development and not ready for its intended use.
[2]	Construction in progress primarily consists of leasehold improvements and furniture and fixtures related to new, expanded or remodeled retail stores where construction had not been completed as of year-end.

Note C: Borrowing Arrangements

Long-term debt consists of the following:

In thousands	Jan. 31, 2016	Feb. 1, 2015
Memphis-based distribution facility obligation (see Note F)	$—	$1,968

Credit Facility

We have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. As of January 31, 2016, we were in compliance with our financial covenants under the credit facility and based on current projections, we expect to remain in compliance throughout fiscal 2016. The credit facility matures on November 19, 2019, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During fiscal 2015, we had borrowings of $200,000,000 under the credit facility (at a weighted average interest rate of 1.11%), all of which were repaid in the fourth quarter of fiscal 2015, and no amounts were outstanding as of January 31, 2016. During fiscal 2014, we had borrowings of $90,000,000 under the credit facility (at a weighted average interest rate of 1.05%), all of which were repaid in the fourth quarter of fiscal 2014, and no amounts were outstanding as of February 1, 2015. Additionally, as of January 31, 2016, $13,367,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000, each of which matures on August 27, 2016. The letter of credit facilities contain covenants that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of January 31, 2016, an aggregate of $6,088,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 24, 2017.

Note D: Income Taxes

The components of earnings before income taxes, by tax jurisdiction, are as follows:

In thousands	Fiscal 2015	Fiscal 2014	Fiscal 2013
United States	$462,701	$482,739	$448,764
Foreign	25,306	19,464	3,918
Total earnings before income taxes	$488,007	$502,203	$452,682

The provision for income taxes consists of the following:

In thousands	Fiscal 2015	Fiscal 2014	Fiscal 2013
Current
Federal	$156,812	$157,227	$173,686
State	22,969	31,959	25,748
Foreign	5,594	4,411	2,690
Total current	185,375	193,597	202,124
Deferred
Federal	(6,093)	2,719	(26,324)
State	1,258	(2,547)	(1,277)
Foreign	(2,601)	(420)	(743)
Total deferred	(7,436)	(248)	(28,344)
Total provision	$177,939	$193,349	$173,780

We have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we intended to utilize those earnings in our foreign operations for an indefinite period of time. As of January 31, 2016, the accumulated undistributed earnings of all foreign subsidiaries were approximately $66,500,000 and are sufficient to support our anticipated future cash needs for our foreign operations. We currently intend to utilize those undistributed earnings for an indefinite period of time and will only repatriate such earnings when it is tax effective to do so. If we did not consider these earnings to be indefinitely reinvested, the deferred tax liability would have been in the range of $8,000,000 to $12,000,000 at January 31, 2016.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal 2015		Fiscal 2014		Fiscal 2013
Federal income taxes at the statutory rate	35.0%		35.0%		35.0%
State income tax rate	3.2%		4.0%		3.7%
Other	(1.7%	)	(0.5%	)	(0.3%	)
Effective tax rate	36.5%		38.5%		38.4%

Significant components of our deferred tax accounts are as follows:

Deferred tax assets (liabilities), in thousands	Jan. 31, 2016	Feb. 1, 2015
Customer deposits	$64,742	$60,989
Merchandise inventories	31,752	30,328
Stock-based compensation	21,365	19,857
Deferred rent	19,952	18,925
Accrued liabilities	17,028	28,866
Compensation	15,776	15,968
State taxes	6,723	7,061
Executive deferral plan	6,003	5,437
Deferred lease incentives	(36,475)	(37,098)
Prepaid catalog expenses	(10,883)	(12,753)
Depreciation	(4,527)	(9,888)
Other	11,451	8,759
Valuation allowance	(1,123)	(1,568)
Total deferred tax assets, net	$141,784	$134,883

As of January 31, 2016, we adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes. We have adopted this ASU prospectively and have presented both deferred tax assets and deferred tax liabilities as noncurrent in our Consolidated Balance Sheet as of January 31, 2016. Prior balance sheets have not been retrospectively adjusted (see Note A).

The following table summarizes the activity related to our gross unrecognized tax benefits:

In thousands	Fiscal 2015	Fiscal 2014	Fiscal 2013
Balance at beginning of year	$14,359	$10,765	$8,990
Increases related to current year’s tax positions	2,765	3,093	3,351
Increases related to prior years’ tax positions	101	2,007	328
Decreases related to prior years’ tax positions	(341)	(138)	(42)
Settlements	(2,912)	(1,144)	(170)
Lapses in statute of limitations	(682)	(224)	(1,692)
Balance at end of year	$13,290	$14,359	$10,765

As of January 31, 2016, we had $13,290,000 of gross unrecognized tax benefits, of which $8,948,000 would, if recognized, affect the effective tax rate.

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of January 31, 2016 and February 1, 2015, our accruals for the payment of interest and penalties totaled $2,649,000 and $2,412,000, respectively, primarily related to the payment of interest.

Due to the potential resolution of state issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of $0 to $2,100,000.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (IRS) has concluded examination of our U.S. federal income tax returns for years prior to fiscal 2011 without any significant adjustments. Substantially all material state, local and foreign income tax examinations have been concluded through fiscal 2004.

Note E: Accounting for Leases

Operating Leases

We lease store locations, distribution centers, customer care centers, corporate facilities and certain equipment for original terms ranging generally from 3 to 22 years. Certain leases contain renewal options for periods up to 20 years. The rental payments for our store leases are typically structured as either: minimum rent; rent based on a percentage of store sales; minimum rent plus additional rent based on a percentage of store sales; or rent based on a percentage of store sales if a specified store sales threshold or contractual obligation of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, such contingent rental payments are recorded as incurred each period and are excluded from our calculation of deferred rent liability.

Total rent expense for all operating leases was as follows:

In thousands	Fiscal 2015	Fiscal 2014	Fiscal 2013
Rent expense	$224,564	$215,221	$201,727
Contingent rent expense	33,985	32,699	34,608
Rent expense before deferred lease incentive income	258,549	247,920	236,335
Deferred lease incentive income	(24,679)	(24,420)	(25,385)
Less: sublease rental income	(608)	(560)	(536)
Total rent expense[1]	$233,262	$222,940	$210,414

[1]	Excludes all other occupancy-related costs including depreciation, common area maintenance, property taxes and utilities.

The aggregate future minimum annual cash rental payments under non-cancelable operating leases in effect at January 31, 2016 were as follows:

In thousands	Lease Commitments[1]
Fiscal 2016	$ 257,805
Fiscal 2017	242,036
Fiscal 2018	218,381
Fiscal 2019	197,055
Fiscal 2020	168,046
Thereafter	650,585
Total	$ 1,733,908

[1]	Projected cash payments include only those amounts that are fixed and determinable as of the reporting date and are not necessarily representative of future expected rent expense. We currently pay rent for certain store locations based on a percentage of store sales. As future store sales cannot be predicted with certainty, projected payments for these locations are based on minimum rent, which is generally higher than rent based on a percentage of store sales. We incur other lease obligation expenses, such as common area maintenance and other executory costs, which are not fixed in nature and are thus not included in the future projected cash payments reflected above. In addition, projected cash payments do not include any benefit from deferred lease incentive income, which is reflected within “Total rent expense” above.

Note F: Memphis-Based Distribution Facilities

Our Memphis-based distribution facility includes an operating lease entered into in August 1990 for a distribution facility in Memphis, Tennessee. The lessor is a general partnership comprised of the estate of W. Howard Lester, our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan, a former Director Emeritus and significant stockholder, and two unrelated parties. The partnership does not have operations separate from the leasing of this distribution facility and does not have lease agreements with any unrelated third parties. The terms of the lease automatically renewed until the bonds that financed the construction of the facility were fully repaid during the second quarter of fiscal 2015. Simultaneously, we entered into an agreement with the partnership to lease the facility through July 2017. We made annual rental payments of approximately $3,050,000, $2,432,000 and $2,448,000 including applicable taxes, insurance and maintenance expenses in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Prior to August 2, 2015, the partnership described above qualified as a variable interest entity and was consolidated by us due to its related party relationship and our obligation to renew the lease until the bonds were fully repaid. Accordingly, as of August 2, 2015, this facility was no longer being consolidated by us.

Note G: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Fiscal 2015
Basic	$310,068	90,787	$3.42
Effect of dilutive stock-based awards		1,315
Diluted	$310,068	92,102	$3.37
Fiscal 2014
Basic	$308,854	93,634	$3.30
Effect of dilutive stock-based awards		1,566
Diluted	$308,854	95,200	$3.24
Fiscal 2013
Basic	$278,902	96,669	$2.89
Effect of dilutive stock-based awards		2,096
Diluted	$278,902	98,765	$2.82

Stock-based awards of 12,000 and 21,000 were excluded from the computation of diluted earnings per share in fiscal 2015 and fiscal 2014, respectively, as their inclusion would be anti-dilutive. There were no stock-based awards excluded from the computation of diluted earnings per share in fiscal 2013.

Note H: Stock-Based Compensation

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 32,310,000 shares. As of January 31, 2016, there were approximately 9,439,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

Option Awards

Annual grants of option awards are limited to 1,000,000 shares on a per person basis and have a maximum term of seven years. The exercise price of these option awards is not less than 100% of the closing price of our stock on the day prior to the grant date. Option awards granted to employees generally vest evenly over a period of four years for service-based awards. Certain option awards contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event.

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

Stock-Based Compensation Expense

During fiscal 2015, fiscal 2014 and fiscal 2013, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $41,357,000, $44,632,000 and $38,788,000, respectively. As of January 31, 2016, there was $52,481,000 of unrecognized stock-based compensation expense (net of estimated forfeitures), which we expect to recognize on a straight-line basis over a weighted average remaining service period of approximately two years. At each reporting period, all compensation expense attributable to vested awards has been fully recognized.

Stock Options

The following table summarizes our stock option activity during fiscal 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance at February 1, 2015 (100% vested)	107,000	$39.05
Granted	—	—
Exercised	(68,500)	$38.64
Cancelled	—	—
Balance at January 31, 2016 (100% vested)	38,500	$39.80	0.31	$457,000

[1]	Intrinsic value for outstanding and vested options is based on the excess of the market value of our common stock on the last business day of the fiscal year (or $51.66) over the exercise price.

No stock options were granted in fiscal 2015, fiscal 2014 or fiscal 2013. The total intrinsic value of stock options exercised was $2,722,000 for fiscal 2015, $3,564,000 for fiscal 2014 and $3,834,000 for fiscal 2013. Intrinsic value for options exercised is based on the excess of the market value over the exercise price on the date of exercise.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the grant date and the conversion date for the number of shares converted.

The following table summarizes our stock-settled stock appreciation right activity during fiscal 2015:

	Shares	Weighted Average Conversion Price[1]	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[2]
Balance at February 1, 2015	1,159,948	$29.36
Granted	—	—
Converted into common stock	(521,913)	31.26
Cancelled	(3,426)	35.10
Balance at January 31, 2016 (100% vested)	634,609	$27.76	2.23	$15,165,000

[1]	Conversion price is equal to the market value on the date of grant.
[2]	Intrinsic value for outstanding and vested rights is based on the excess of the market value of our common stock on the last business day of the fiscal year (or $51.66) over the conversion price.

No stock-settled stock appreciation rights were granted in fiscal 2015, fiscal 2014 or fiscal 2013. The total intrinsic value of awards converted to common stock was $24,465,000 for fiscal 2015, $26,837,000 for fiscal 2014 and $18,046,000 for fiscal 2013. Intrinsic value for conversions is based on the excess of the market value on the date of conversion over the conversion price.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during fiscal 2015:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance at February 1, 2015	2,313,477	$52.47
Granted	821,072	76.19
Released	(656,452)	51.34
Cancelled	(189,139)	57.45
Balance at January 31, 2016	2,288,958	$60.89	2.50	$118,248,000
Vested plus expected to vest at January 31, 2016	1,436,810	$61.20	2.35	$74,226,000

[1]	Intrinsic value for outstanding and unvested restricted stock units is based on the market value of our common stock on the last business day of the fiscal year (or $51.66).

The following table summarizes additional information about restricted stock units:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Weighted average grant date fair value per share of awards granted	$76.19	$63.18	$53.59
Intrinsic value of awards released[1]	$50,773,000	$101,189,000	$24,568,000

[1]	Intrinsic value for releases is based on the market value on the date of release.

Tax Effect

We present tax benefits resulting from the settlement of stock-based awards as operating cash flows in our Consolidated Statements of Cash Flows. Tax deductions in excess of the cumulative compensation cost recognized for stock-based awards settled are presented as a financing cash inflow and an operating cash outflow. During fiscal 2015, fiscal 2014 and fiscal 2013, net proceeds related to stock-based awards was $2,647,000, $4,077,000 and $6,614,000, respectively, and the current tax benefit related to stock-based awards totaled $30,352,000, $52,798,000 and $17,940,000, respectively.

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

Our matching contribution is equal to 50% of each participant’s salary deferral contribution, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period. Each participant’s matching contribution is earned on a semi-annual basis with respect to eligible salary deferrals for those employees that are employed with the company on June 30th or December 31st of the year in which the deferrals are made. Each associate must complete one year of service prior to receiving company matching contributions. For the first five years of the participant’s employment, all matching contributions vest at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions vest immediately. Our contributions to the plan were $6,915,000, $6,038,000 and $5,538,000 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

The 401(k) Plan consists of two parts: a profit sharing plan portion and a stock bonus plan/employee stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the Williams-Sonoma, Inc. Stock Fund. The profit sharing and ESOP components of the 401(k) Plan are considered a single plan under Internal Revenue Code section 414(l).

We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. As of January 31, 2016 and February 1, 2015, $15,929,000 and $14,446,000, respectively, is included in other long-term obligations related to these deferred compensation liabilities. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $17,112,000 and $17,422,000 as of January 31, 2016 and February 1, 2015, respectively, and is included in other assets, net.

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

Note K: Stock Repurchase Program and Dividends

During fiscal 2015, we repurchased 2,950,438 shares of our common stock at an average cost of $76.26 per share and a total cost of approximately $224,995,000 under our $750,000,000 stock repurchase program. In addition, in March 2016, we announced that our Board of Directors had authorized a new stock repurchase program to purchase up to $500,000,000 of our common stock that we intend to execute over the next three years. As of January 31, 2016, we held treasury stock of $1,906,000 which represents the cost of shares available for issuance in certain foreign jurisdictions as a result of future stock-based award settlements.

During fiscal 2014, we repurchased 3,331,557 shares of our common stock at an average cost of $67.35 per share and a total cost of approximately $224,377,000. During fiscal 2013, we repurchased 4,344,962 shares of our common stock at an average cost of $55.07 per share and a total cost of approximately $239,274,000.

Stock repurchases under these programs may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. The stock repurchase programs do not have an expiration date and may be limited or terminated at any time without prior notice.

Total cash dividends declared in fiscal 2015, fiscal 2014 and fiscal 2013, were approximately $130,290,000, or $1.40 per common share, $125,378,000, or $1.32 per common share and $121,688,000, or $1.24 per common share, respectively. In March 2016, we announced that our Board of Directors had authorized a 6% increase in our quarterly cash dividend, from $0.35 to $0.37 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.

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

These reportable segments are strategic business units that offer similar products for the home. They are managed separately because the business units utilize two distinct distribution and marketing strategies. Based on management’s best estimate, our operating segments include allocations of certain expenses, including advertising and employment costs, to the extent they have been determined to benefit both channels. These operating segments are aggregated at the channel level for reporting purposes due to the fact that our brands are interdependent for economies of scale and we do not maintain fully allocated income statements at the brand level. As a result, material financial decisions related to the brands are made at the channel level. Furthermore, it is not practicable for us to report revenue by product group.

We use operating income to evaluate segment profitability. Operating income is defined as earnings (loss) before net interest income (expense) and income taxes. Unallocated costs before interest and income taxes include corporate employee-related costs, occupancy expenses (including depreciation expense), administrative costs and third party service costs, primarily in our corporate administrative and systems departments. Unallocated assets include corporate cash and cash equivalents, deferred income taxes, the net book value of corporate facilities and related information systems, and other corporate long-lived assets.

Income tax information by reportable segment has not been included as income taxes are calculated at a company-wide level and are not allocated to each reportable segment.

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
Fiscal 2015
Net revenues[1]	$2,522,580	$2,453,510	$—	$4,976,090
Depreciation and amortization expense	32,056	83,027	52,677	167,760
Operating income	562,081	239,288	(312,735)	488,634
Assets[2]	625,951	1,049,892	741,584	2,417,427
Capital expenditures	22,293	102,717	77,925	202,935
Fiscal 2014
Net revenues[1]	$2,370,694	$2,328,025	$—	$4,698,719
Depreciation and amortization expense	32,116	80,154	50,003	162,273
Operating income	560,396	248,535	(306,666)	502,265
Assets[2]	600,503	1,028,293	701,481	2,330,277
Capital expenditures	41,633	97,247	65,920	204,800
Fiscal 2013
Net revenues[1]	$2,115,022	$2,272,867	$—	$4,387,889
Depreciation and amortization expense	25,588	78,423	45,784	149,795
Operating income	502,143	248,894	(298,939)	452,098
Assets[2]	517,086	975,994	843,654	2,336,734
Capital expenditures	38,195	89,331	66,427	193,953

[1]	Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $298.9 million, $235.8 million and $215.5 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
[2]	Includes long-term assets related to our international operations of approximately $61.7 million, $58.3 million and $61.4 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Note M: Derivative Financial Instruments

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

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges generally have terms of up to 12 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in other income (expense), net. Based on the rates in effect as of January 31, 2016, we expect to reclassify a net gain of approximately $1,171,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts (to sell Australian dollars and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains (losses) related to these contracts are recognized in other income (expense), net.

As of January 31, 2016, and February 1, 2015, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	Jan. 31, 2016	Feb. 1, 2015
Contracts designated as cash flow hedges	$24,500	$15,900
Contracts not designated as cash flow hedges	$40,000	$21,000

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in other income (expense), net. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for fiscal 2015, fiscal 2014 and fiscal 2013.

The effect of derivative instruments in our Consolidated Financial Statements, pre tax, was as follows:

In thousands	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net gain recognized in OCI	$1,454	$1,153	$870
Net gain reclassified from OCI into cost of goods sold	$1,605	$573	$129
Net foreign exchange gain (loss) recognized in other income (expense):
Instruments designated as cash flow hedges[1]	$(66)	$(155)	$(109)
Instruments not designated or de-designated[2]	$2,838	$(1,795)	$906

[1]	Changes in fair value of the forward contract related to interest charges (or forward points).
[2]	Changes in fair value for instruments not designated as cash flow hedges as well as de-designated instruments.

The fair values of our derivative financial instruments are presented below. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note N.

In thousands	Balance sheet location	Jan. 31, 2016	Feb. 1, 2015
Derivatives designated as hedging instruments:
Cash flow hedge foreign currency forward contracts	Other current assets	$866	$1,015
Cash flow hedge foreign currency forward contracts	Other current liabilities	(115)	(9)
Total, net		$751	$1,006
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$427
Foreign currency forward contracts	Other current liabilities	(471)	—
Total, net		$(471)	$427

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

Property and Equipment

We review the carrying value of all long-lived assets for impairment, primarily at a store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure these assets at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital.

There were no transfers between Level 1, 2 or 3 categories during fiscal 2015 and fiscal 2014.

Note O. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at February 3, 2013	$13,633	$—	$13,633
Foreign currency translation adjustments	(7,850)	—	(7,850)
Change in fair value of derivative financial instruments	—	870	870
Reclassification adjustment for realized gains on derivative financial instruments[1]	—	(129)	(129)
Other comprehensive income (loss)	(7,850)	741	(7,109)
Balance at February 2, 2014	5,783	741	6,524
Foreign currency translation adjustments	(9,305)	—	(9,305)
Change in fair value of derivative financial instruments	—	806	806
Reclassification adjustment for realized gains on derivative financial instruments[1]	—	(573)	(573)
Other comprehensive income (loss)	(9,305)	233	(9,072)
Balance at February 1, 2015	(3,522)	974	(2,548)
Foreign currency translation adjustments	(7,958)	—	(7,958)
Change in fair value of derivative financial instruments	—	1,074	1,074
Reclassification adjustment for realized gains on derivative financial instruments[1]	—	(1,184)	(1,184)
Other comprehensive income (loss)	(7,958)	(110)	(8,068)
Balance at January 31, 2016	$(11,480)	$864	$(10,616)

[1]	Refer to Note M for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Consolidated Statements of Earnings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Williams-Sonoma, Inc.:

We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of January 31, 2016 and February 1, 2015, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2016. We also have audited the Company’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of January 31, 2016 and February 1, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for deferred income taxes in 2015 due to the adoption of ASU 2015-17, “Balance Sheet Classifications of Deferred Taxes.”

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 31, 2016

Quarterly Financial Information

(Unaudited)

In thousands, except per share amounts
Fiscal 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$1,030,676	$1,127,028	$1,232,082	$1,586,304	$4,976,090
Gross profit	378,841	406,625	451,188	607,560	1,844,214
Operating income	71,928	83,343	110,683	222,680	488,634
Net earnings	44,790	53,668	70,482	141,128	310,068
Basic earnings per share[1]	$ 0.49	$0.59	$0.78	$1.57	$3.42
Diluted earnings per share[1]	$ 0.48	$0.58	$0.77	$1.55	$3.37
Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$ 974,330	$1,039,102	$1,143,162	$1,542,125	$4,698,719
Gross profit	368,408	382,098	431,407	618,591	1,800,504
Operating income	74,326	85,336	104,720	237,883	502,265
Net earnings	46,162	50,747	64,908	147,037	308,854
Basic earnings per share[1]	$ 0.49	$0.54	$0.70	$1.60	$3.30
Diluted earnings per share[1]	$ 0.48	$0.53	$0.68	$1.57	$3.24

[1]	Due to differences between quarterly and full year weighted average share count calculations, and the effect of quarterly rounding to the nearest cent per share, full year earnings per share may not equal the sum of the quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of January 31, 2016, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. These internal controls are designed to provide reasonable assurance that the reported information is fairly presented, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Further, because of changes in conditions, the effectiveness of any internal control may vary over time.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of January 31, 2016, our internal control over financial reporting is effective.

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

On October 28, 2015, the Compensation Committee of the Board of Directors approved the amendment and restatement of the 2012 EVP Level Management Retention Plan (the “EVP Retention Plan”), effective November 16, 2015 (the “Effective Date”). The amended and restated EVP Retention Plan extends the term of the plan through November 15, 2018 and provides for substantially the same severance benefits as the prior EVP Retention Plan. The EVP Retention Plan applies to executives at the Executive Vice President level and above, other than to the Company’s President and Chief Executive Officer, who is covered under an individual agreement. The Compensation Committee may, in its discretion, allow an employee below the level of Executive Vice President to participate.

The amended and restated EVP Retention Plan provides for “double trigger” severance benefits. If within 18 months following a Change of Control, the participant’s employment with the Company is terminated involuntarily by the Company without Cause, or voluntarily by the participant for Good Reason, as such terms are defined in the EVP Retention Plan, a participant would be entitled to receive the following:

•	200% of the participant’s annual base salary as in effect immediately prior to the Change of Control, or the participant’s termination, whichever is greater, to be paid over 24 months;
•	200% of the participant’s average annual bonus received in the last 36 months, to be paid over 24 months;
•	100% vesting of the participant’s outstanding equity awards with service-based vesting, or performance-based vesting with a fixed or zero payout, and a pro-rata portion of the participant’s outstanding equity awards with variable performance-based vesting will immediately become fully vested at the target performance level; and
•	in lieu of continued employment benefits (other than as required by law), payments of $3,000 per month for 12 months.

The participant’s receipt of the severance benefits discussed above is contingent on the participant signing, and not revoking, a release of claims against the Company and the participant’s continued compliance with certain post-termination obligations in favor of the Company.

In the event that the severance payments and other benefits payable to the participant under the EVP Retention Plan would be subject to IRS Code Section 280G “parachute payment” excise taxes, then the participant’s severance payments and other benefits will be either (i) delivered in full or (ii) delivered to a lesser extent such that no portion of the benefits are subject to the excise tax, whichever is greater on an after-tax basis.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference herein to information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Audit and Finance Committee Report,” “Corporate Governance — Corporate Governance Guidelines and Code of Business Conduct and Ethics,” “Corporate Governance — Audit and Finance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference herein to information under the headings “Corporate Governance — Compensation Committee,” “Corporate Governance — Director Compensation,” and “Executive Compensation” in our Proxy Statement.

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

Information required by this Item is incorporated by reference herein to information under the headings “Committee Reports — Audit and Finance Committee Report” and “Proposal 4 — Ratification of Selection of Independent Registered Public Accounting Firm — Deloitte Fees and Services” in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The following Consolidated Financial Statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 8:

Consolidated Statements of Earnings for the fiscal years ended January 31, 2016, February 1, 2015 and February 2, 2014

Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2016, February 1, 2015 and February 2, 2014

Consolidated Balance Sheets as of January 31, 2016 and February 1, 2015

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2016, February 1, 2015 and February 2, 2014

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2016, February 1, 2015 and February 2, 2014

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Information

(a)(2)	Financial Statement Schedules: Schedules have been omitted because they are not required, are not applicable, or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.

(a)(3)	Exhibits: See Exhibit Index on pages 66 through 70.

(b)	Exhibits: See Exhibit Index on pages 66 through 70.

(c)	Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS-SONOMA, INC.

Date: March 31, 2016	By	/s/ LAURA J. ALBER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2016	/s/ ADRIAN D.P. BELLAMY
Adrian D.P. Bellamy
Chairman of the Board of Directors

Date: March 31, 2016	/s/ LAURA J. ALBER
Laura J. Alber
Chief Executive Officer
(principal executive officer)

Date: March 31, 2016	/s/ JULIE P. WHALEN
Julie P. Whalen
Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: March 31, 2016	/s/ ROSE MARIE BRAVO
Rose Marie Bravo
Director

Date: March 31, 2016	/s/ PATRICK J. CONNOLLY
Patrick J. Connolly
Director

Date: March 31, 2016	/s/ ADRIAN T. DILLON
Adrian T. Dillon
Director

Date: March 31, 2016	/s/ ANTHONY A. GREENER
Anthony A. Greener
Director

Date: March 31, 2016	/s/ TED W. HALL
Ted W. Hall
Director

Date: March 31, 2016	/s/ SABRINA SIMMONS
Sabrina Simmons
Director

Date: March 31, 2016	/s/ JERRY D. STRITZKE
Jerry D. Stritzke
Director

Date: March 31, 2016	/s/ LORRAINE TWOHILL
Lorraine Twohill
Director

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE

FISCAL YEAR ENDED JANUARY 31, 2016

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

CERTIFICATE OF INCORPORATION AND BYLAWS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2016, File No. 001-14077)

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

FINANCING AGREEMENTS

10.1	Sixth Amended and Restated Credit Agreement, dated November 19, 2014, between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent, JPMorgan Chase Bank, N.A., MUFG Union Bank, NA and U.S. Bank, National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2015 as filed with the Commission on April 2, 2015, File No. 001-14077)

10.2	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Bank of America, N.A., dated as of August 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.3	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Bank of America, N.A., dated as of August 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.4	Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Bank of America, N.A., dated as of August 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.5	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Wells Fargo Bank, N.A., dated as of August 30, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.6	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Wells Fargo Bank, N.A., dated as of August 29, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.7	Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Wells Fargo Bank, N.A., dated as of August 28, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.8	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and U.S. Bank National Association, dated as of August 30, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.9	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and U.S. Bank National Association, dated as of August 29, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.10	Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and U.S. Bank National Association, dated as of August 28, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

STOCK PLANS

10.11+	Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)

10.12+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit D to the Company’s definitive proxy statement on Schedule A as filed on April 7, 2011, File No. 001-14077)

10.13+	Forms of Notice of Grant and Stock Option Agreement under the Company’s 2000 Nonqualified Stock Option Plan and 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004, File No. 001-14077)

10.14+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Director Grants (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.15+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.16+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for CEO Grant (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.17+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2014 as filed with the Commission on June 12, 2014, File No. 001-14077)

10.18+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2014 as filed with the Commission on June 12, 2014, File No. 001-14077)

10.19+	Form of Williams-Sonoma, Inc. 2001 Long Term Incentive Plan Performance Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2014 as filed with the Commission on April 3, 2014, File No. 001-14077)

OTHER INCENTIVE PLANS

10.20+	Williams-Sonoma, Inc. 2001 Incentive Bonus Plan, as amended (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on April 6, 2012, File No. 001-14077)

10.21+	Williams-Sonoma, Inc. Pre-2005 Executive Deferral Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.22+	Williams-Sonoma, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2015 as filed with the Commission on April 2, 2015, File No. 001-14077)

10.23+*	Williams-Sonoma, Inc. 401(k) Plan, as amended and restated effective January 1, 2016

PROPERTIES

10.24	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

10.25	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.26	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

10.27	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and SPI WS II, LLC (the successor-in-interest to Hewson/Desoto Partners, L.L.C.) as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

EMPLOYMENT AGREEMENTS

10.28+	Amended and Restated Employment Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.29+	Amended and Restated Management Retention Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.30+*	Amended and Restated 2012 EVP Level Management Retention Plan

OTHER AGREEMENTS

10.31+	Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 as filed with the Commission on September 9, 2011, File No. 001-14077)

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

XBRL

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.