Form 10-Q
period 2016-05-01
WILLIAMS SONOMA INC
filed 2016-06-07
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2016.

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

As of May 29, 2016, 89,154,536 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 1, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended
In thousands, except per share amounts	May 1, 2016	May 3, 2015
E-commerce net revenues	$576,234	$532,573
Retail net revenues	521,583	498,103
Net revenues	1,097,817	1,030,676
Cost of goods sold	705,300	651,835
Gross profit	392,517	378,841
Selling, general and administrative expenses	328,992	306,913
Operating income	63,525	71,928
Interest (income) expense, net	(68)	8
Earnings before income taxes	63,593	71,920
Income taxes	23,996	27,130
Net earnings	$39,597	$44,790
Basic earnings per share	$0.44	$0.49
Diluted earnings per share	$0.44	$0.48
Shares used in calculation of earnings per share:
Basic	89,298	91,707
Diluted	90,514	93,300

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended
In thousands	May 1, 2016	May 3, 2015
Net earnings	$39,597	$44,790
Other comprehensive income (loss):
Foreign currency translation adjustments	5,208	867
Change in fair value of derivative financial instruments, net of tax of $768 and $134	(2,165)	(379)
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $107 and $70	(302)	(198)
Comprehensive income	$42,338	$45,080

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts	May 1, 2016	January 31, 2016	May 3, 2015
ASSETS
Current assets
Cash and cash equivalents	$99,217	$193,647	$78,851
Accounts receivable, net	75,364	79,304	64,720
Merchandise inventories, net	944,632	978,138	942,800
Prepaid catalog expenses	29,916	28,919	35,648
Prepaid expenses	53,689	44,654	59,684
Deferred income taxes, net	—	—	130,889
Other assets	9,844	11,438	11,627
Total current assets	1,212,662	1,336,100	1,324,219
Property and equipment, net	893,640	886,813	876,785
Non-current deferred income taxes, net	131,597	141,784	—
Other assets, net	52,469	52,730	50,085
Total assets	$2,290,368	$2,417,427	$2,251,089
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$339,392	$447,412	$367,525
Accrued salaries, benefits and other	96,577	127,122	87,067
Customer deposits	275,116	296,827	258,854
Borrowings under revolving line of credit	100,000	—	60,000
Income taxes payable	7,764	67,052	8,322
Current portion of long-term debt	—	—	1,968
Other liabilities	52,907	58,014	45,092
Total current liabilities	871,756	996,427	828,828
Deferred rent and lease incentives	188,715	173,061	170,528
Non-current deferred income taxes, net	—	—	1,958
Other long-term obligations	67,041	49,713	63,143
Total liabilities	1,127,512	1,219,201	1,064,457
Commitments and contingencies
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $.01 par value; 253,125 shares authorized; 89,350, 89,563 and 91,644 shares issued and outstanding at May 1, 2016, January 31, 2016 and May 3, 2015, respectively	894	896	917
Additional paid-in capital	534,414	541,307	527,257
Retained earnings	636,986	668,545	662,671
Accumulated other comprehensive loss	(7,875)	(10,616)	(2,257)
Treasury stock, at cost: 23, 29 and 30 shares as of May 1, 2016, January 31, 2016 and May 3, 2015, respectively	(1,563)	(1,906)	(1,956)
Total stockholders’ equity	1,162,856	1,198,226	1,186,632
Total liabilities and stockholders’ equity	$2,290,368	$2,417,427	$2,251,089

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
In thousands	May 1, 2016	May 3, 2015
Cash flows from operating activities:
Net earnings	$ 39,597	$ 44,790
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	41,240	41,478
Loss on disposal/impairment of assets	880	1,694
Amortization of deferred lease incentives	(5,987)	(5,999)
Deferred income taxes	(5,796)	(5,498)
Tax benefit related to stock-based awards	20,087	20,572
Excess tax benefit related to stock-based awards	(3,824)	(8,724)
Stock-based compensation expense	15,732	14,010
Other	(418)	51
Changes in:
Accounts receivable	3,781	2,864
Merchandise inventories	37,424	(53,746)
Prepaid catalog expenses	(997)	(1,706)
Prepaid expenses and other assets	(7,683)	(21,439)
Accounts payable	(113,510)	(25,030)
Accrued salaries, benefits and other current and long-term liabilities	(20,875)	(51,387)
Customer deposits	(22,465)	(3,106)
Deferred rent and lease incentives	9,439	8,260
Income taxes payable	(59,285)	(24,155)
Net cash used in operating activities	(72,660)	(67,071)
Cash flows from investing activities:
Purchases of property and equipment	(28,149)	(40,384)
Other	294	5
Net cash used in investing activities	(27,855)	(40,379)
Cash flows from financing activities:
Borrowings under revolving line of credit	100,000	60,000
Repurchase of common stock	(40,639)	(52,562)
Payment of dividends	(34,423)	(31,934)
Tax withholdings related to stock-based awards	(22,904)	(21,734)
Excess tax benefit related to stock-based awards	3,824	8,724
Proceeds related to stock-based awards	995	1,836
Other	(48)	—
Net cash provided by (used in) financing activities	6,805	(35,670)
Effect of exchange rates on cash and cash equivalents	(720)	(956)
Net decrease in cash and cash equivalents	(94,430)	(144,076)
Cash and cash equivalents at beginning of period	193,647	222,927
Cash and cash equivalents at end of period	$ 99,217	$ 78,851

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of May 1, 2016 and May 3, 2015, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of January 31, 2016, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

The results of operations for the thirteen weeks ended May 1, 2016 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present both deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. We early adopted this ASU prospectively as of January 31, 2016, and have presented both deferred tax assets and deferred tax liabilities as noncurrent in our Condensed Consolidated Balance Sheets as of January 31, 2016 and May 1, 2016. The balance sheet as of May 3, 2015, presented herein, has not been retrospectively adjusted.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The FASB also issued ASU 2016-10, Identifying Performance Obligations and Licensing in April 2016, which amends certain aspects of ASU 2014-09 for identifying performance obligations and the implementation guidance on licensing. These ASUs are effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently assessing the potential impact of these ASUs on our Condensed Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions (including the accounting for income taxes and forfeitures, among other areas). The ASU requires entities to recognize all excess tax benefits and deficiencies in the income statement in the period in which they occur. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently assessing the potential impact of this ASU on our Condensed Consolidated Financial Statements.

NOTE B. BORROWING ARRANGEMENTS

Credit Facility

We have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. As of May 1, 2016, we were in compliance with our financial covenants under the credit facility and based on current projections, we expect to remain in compliance throughout fiscal 2016. The credit facility matures on November 19, 2019, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During the first quarter of fiscal 2016, we had borrowings of $100,000,000 under the credit facility (at a weighted average interest rate of 1.45%), all of which was outstanding, as of May 1, 2016. During the first quarter of 2015, we had borrowings of $60,000,000 under the credit facility (at a weighted average interest rate of 1.09%), all of which was outstanding as of May 3, 2015. Additionally, as of May 1, 2016, $13,290,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000, each of which matures on August 27, 2016. The letter of credit facilities contain covenants that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of May 1, 2016, an aggregate of $5,026,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 24, 2017.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 32,310,000 shares. As of May 1, 2016, there were approximately 7,441,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense

During the thirteen weeks ended May 1, 2016 and May 3, 2015, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $15,732,000 and $14,010,000, respectively.

Stock Options

The following table summarizes our stock option activity during the thirteen weeks ended May 1, 2016:

Shares
Balance at January 31, 2016 (100% vested)	38,500
Granted	—
Exercised	(38,500)
Cancelled	—
Balance at May 1, 2016	—

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the thirteen weeks ended May 1, 2016:

Shares
Balance at January 31, 2016 (100% vested)	634,609
Granted	—
Converted into common stock	(97,095)
Cancelled	—
Balance at May 1, 2016 (100% vested)	537,514

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirteen weeks ended May 1, 2016:

Shares
Balance at January 31, 2016	2,288,958
Granted	1,017,858
Released	(833,836)
Cancelled	(135,953)
Balance at May 1, 2016	2,337,027
Vested plus expected to vest at May 1, 2016	1,488,811

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended May 1, 2016
Basic	$39,597	89,298	$0.44
Effect of dilutive stock-based awards		1,216
Diluted	$39,597	90,514	$0.44
Thirteen weeks ended May 3, 2015
Basic	$44,790	91,707	$0.49
Effect of dilutive stock-based awards		1,593
Diluted	$44,790	93,300	$0.48

Stock-based awards of 203,000 were excluded from the computation of diluted earnings per share for the thirteen weeks ended May 1, 2016, as their inclusion would be anti-dilutive. There were no stock-based awards excluded from the computation of diluted earnings per share for the thirteen weeks ended May 3, 2015.

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

We use operating income to evaluate segment profitability. Operating income is defined as earnings (loss) before net interest income (expense) and income taxes. Unallocated costs before interest and income taxes include corporate employee-related costs, occupancy expenses (including depreciation expense), administrative costs and third-party service costs, primarily in our corporate administrative and systems departments. Unallocated assets include corporate cash and cash equivalents, prepaid expenses, the net book value of corporate facilities and related information systems, and other corporate long-lived assets.

Income tax information by reportable segment has not been included as income taxes are calculated at a company-wide level and are not allocated to each reportable segment.

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
Thirteen weeks ended May 1, 2016
Net revenues[1]	$576,234	$521,583	$—	$1,097,817
Depreciation and amortization expense	7,614	20,749	12,877	41,240
Operating income (loss)[2]	131,545	30,125	(98,145)	63,525
Assets[3]	600,053	1,039,580	650,735	2,290,368
Capital expenditures	3,849	13,752	10,548	28,149
Thirteen weeks ended May 3, 2015
Net revenues[1]	$532,573	$498,103	$—	$1,030,676
Depreciation and amortization expense	8,102	20,150	13,226	41,478
Operating income (loss)	127,574	28,126	(83,772)	71,928
Assets[3]	610,976	1,053,039	587,074	2,251,089
Capital expenditures	3,936	19,928	16,520	40,384
[1]	Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $69.7 million and $54.8 million for the thirteen weeks ended May 1, 2016 and May 3, 2015, respectively.
[2]	Includes $13.2 million of severance-related reorganization charges due to a reduction of headcount, primarily in our corporate functions, which is recorded as selling, general and administrative expense within the unallocated segment.
[3]	Includes long-term assets related to our international operations of approximately $64.4 million and $59.0 million as of May 1, 2016 and May 3, 2015, respectively.

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

NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS

Stock Repurchase Program

In March 2016, we announced that our Board of Directors had authorized a new stock repurchase program to purchase up to $500,000,000 of our common stock that we intend to execute over the next three years. During the thirteen weeks ended May 1, 2016, we repurchased 727,629 shares of our common stock at an average cost of $55.85 per share for a total cost of approximately $40,639,000. As of May 1, 2016, we held treasury stock of $1,563,000 that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

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

Dividends

We declared cash dividends of $0.37 and $0.35 per common share during the thirteen weeks ended May 1, 2016 and May 3, 2015, respectively. Our quarterly cash dividend may be limited or terminated at any time.

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

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges generally have terms of up to 12 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in other income (expense), net. Based on the rates in effect as of May 1, 2016, we expect to reclassify a net loss of approximately $2,171,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts (to sell Australian dollars and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains (losses) related to these contracts are recognized in other income (expense), net.

As of May 1, 2016 and May 3, 2015, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	May 1, 2016	May 3, 2015
Contracts designated as cash flow hedges	$27,150	$20,400
Contracts not designated as cash flow hedges	$43,000	$26,000

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in other income (expense), net. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen weeks ended May 1, 2016 and May 3, 2015.

The effect of derivative instruments in our Condensed Consolidated Financial Statements, pre-tax, was as follows:

In thousands	Thirteen Weeks Ended May 1, 2016	Thirteen Weeks Ended May 3, 2015
Net loss recognized in OCI	$(2,933)	$(513)
Net gain reclassified from OCI into cost of goods sold	$409	$268
Net foreign exchange gain (loss) recognized in other income (expense):
Instruments designated as cash flow hedges [1]	$23	$(16)
Instruments not designated or de-designated [2]	$(3,342)	$382

[1]	Changes in fair value of the forward contract related to interest charges (or forward points).
[2]	Changes in fair value for instruments not designated as cash flow hedges as well as de-designated instruments.

The fair values of our derivative financial instruments are presented below. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	Balance sheet location	May 1, 2016	May 3, 2015
Derivatives designated as hedging instruments:
Cash flow hedge foreign currency forward contracts	Other current assets	$—	$283
Cash flow hedge foreign currency forward contracts	Other current liabilities	(2,160)	(426)

Total, net		$(2,160)	$(143)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$262
Foreign currency forward contracts	Other current liabilities	(287)	—

Total, net		$(287)	$262

We record all derivative assets and liabilities on a gross basis. They do not meet the balance sheet netting criteria as discussed in Accounting Standard Codification (ASC) 210, Balance Sheet, because we do not have master netting agreements established with our derivative counterparties that would allow for net settlement.

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

There were no transfers between Level 1, 2 or 3 categories during the thirteen weeks ended May 1, 2016 or May 3, 2015.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 31, 2016	$(11,480)	$864	$(10,616)

Foreign currency translation adjustments	5,208	—	5,208

Change in fair value of derivative financial instruments	—	(2,165)	(2,165)

Reclassification adjustment for realized gains on derivative financial instruments [1]	—	(302)	(302)

Other comprehensive income (loss)	5,208	(2,467)	2,741

Balance at May 1, 2016	$(6,272)	$(1,603)	$(7,875)

Balance at February 1, 2015	$(3,522)	$974	$(2,548)

Foreign currency translation adjustments	867	—	867
Change in fair value of derivative financial instruments	—	(379)	(379)
Reclassification adjustment for realized gains on derivative financial instruments [1]	—	(198)	(198)

Other comprehensive income (loss)	867	(577)	290

Balance at May 3, 2015	$(2,655)	$397	$(2,257)

[1]	Refer to Note H for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our compliance with our financial covenants; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended January 31, 2016, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams-Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 624 stores. We have retail and/or e-commerce businesses in the U.S., Canada, Australia and the United Kingdom, and ship our products to customers worldwide. Our catalogs reach customers throughout the U.S. and Australia. In addition, we have unaffiliated franchisees that operate stores and/or e-commerce websites in the Middle East, the Philippines and Mexico.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended May 1, 2016 (“first quarter of fiscal 2016”), as compared to the thirteen weeks ended May 3, 2015 (“first quarter of fiscal 2015”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

First Quarter of Fiscal 2016 Financial Results

In the first quarter of fiscal 2016, our net revenues increased 6.5% to $1,097,817,000, compared to $1,030,676,000 in the first quarter of fiscal 2015, with comparable brand revenue growth of 4.5%. This increase in net revenues was driven by an 8.2% increase in our e-commerce net revenues and a 4.7% increase in our retail net revenues, and included 27.1% growth in our international revenues. E-commerce net revenues generated 52.5% of our total company net revenues in the first quarter of fiscal 2016 compared to 51.7% of total net revenues in the first quarter of fiscal 2015.

In Pottery Barn, our largest brand, comparable brand revenues increased 0.2% in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Growth in our upholstery and furniture collections was partially offset by softness in table top and decorative accessories. In the Williams-Sonoma brand, comparable brand revenues increased 3.5% in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. We saw growth in our Williams-Sonoma branded product and our Williams-Sonoma Home business. In West Elm, comparable brand revenues increased 19.0% in the first quarter of fiscal 2016 on top of 15.3% in the first quarter of fiscal 2015, with strong performance across both channels and all categories. In Pottery Barn Kids, comparable brand revenues increased 1.7% in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Strength in furniture was a key driver of these results. In PBteen, comparable brand revenues increased 1.9% in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. These results were driven by improvements across all key areas of the business.

Additionally, in the first quarter of fiscal 2016, diluted earnings per share was $0.44 (which included severance-related reorganization charges due to a reduction of headcount, primarily in our corporate functions, of $0.09), versus $0.48 in the first quarter of fiscal 2015, and we returned $75,062,000 to our stockholders through stock repurchases and dividends.

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

The following table summarizes our net revenues for the first quarter of fiscal 2016 and fiscal 2015:

	Thirteen Weeks Ended
In thousands	May 1, 2016	% Total	May 3, 2015	% Total
E-commerce net revenues	$576,234	52.5%	$532,573	51.7%
Retail net revenues	521,583	47.5%	498,103	48.3%

Net revenues	$1,097,817	100.0%	$1,030,676	100.0%

Net revenues in the first quarter of fiscal 2016 increased by $67,141,000, or 6.5%, compared to the first quarter of fiscal 2015, with comparable brand revenue growth of 4.5%. The increase in net revenues was driven by an 8.2% increase in our e-commerce net revenues (primarily driven by West Elm and Williams-Sonoma) and a 4.7% increase in our retail net revenues (primarily driven by West Elm and our international operations), with particular strength in furniture. Net revenue growth in the first quarter of fiscal 2016 also included an increase in our international revenues of 27.1% and a 3.7% increase in retail leased square footage primarily due to 21 net new stores.

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

	Thirteen Weeks Ended
Comparable brand revenue growth	May 1, 2016	May 3, 2015
Pottery Barn	0.2%	2.4%
Williams-Sonoma	3.5%	2.7%
West Elm	19.0%	15.3%
Pottery Barn Kids	1.7%	0.8%
PBteen	1.9%	3.0%

Total	4.5%	4.6%

RETAIL STORE DATA

	Store Count					Average Leased Square Footage Per Store
	January 31, 2016	Openings	Closings	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Williams-Sonoma	239	2	—	241	241	6,600	6,600
Pottery Barn	197	3	—	200	198	13,800	13,700
Pottery Barn Kids	89	2	(1)	90	87	7,500	7,500
West Elm	87	—	—	87	72	13,200	13,600
Rejuvenation	6	—	—	6	5	9,000	10,000
Total	618	7	(1)	624	603	10,000	9,900

Store selling square footage at period-end						3,867,000	3,709,000
Store leased square footage at period-end						6,218,000	5,998,000

COST OF GOODS SOLD

	Thirteen Weeks Ended
In thousands	May 1, 2016	% Net Revenues	May 3, 2015	% Net Revenues
Cost of goods sold[1]	$705,300	64.2%	$651,835	63.2%
[1]	Includes total occupancy expenses of $162,019,000 and $151,451,000 for the first quarter of fiscal 2016 and the first quarter of fiscal 2015, respectively.

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

First Quarter of Fiscal 2016 vs. First Quarter of Fiscal 2015

Cost of goods sold increased by $53,465,000, or 8.2%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Cost of goods sold as a percentage of net revenues increased to 64.2% in the first quarter of fiscal 2016 from 63.2% in the first quarter of fiscal 2015. This increase was primarily driven by investments in our supply chain and inventory initiatives as well as higher franchise revenues, which have a lower gross margin.

In the e-commerce channel, cost of goods sold as a percentage of net revenues increased in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 primarily driven by investments in our supply chain and inventory initiatives.

In the retail channel, cost of goods sold as a percentage of net revenues increased for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 primarily driven by investments in our inventory initiatives as well as higher franchise revenues, partially offset by the leverage of occupancy expenses due to an increase in our international operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended
In thousands	May 1, 2016	% Net Revenues	May 3, 2015	% Net Revenues
Selling, general and administrative expenses	$328,992	30.0%	$306,913	29.8%

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

First Quarter of Fiscal 2016 vs. First Quarter of Fiscal 2015

Selling, general and administrative expenses for the first quarter of fiscal 2016 increased by $22,079,000, or 7.2%, compared to the first quarter of fiscal 2015. Selling, general and administrative expenses as a percentage of net revenues increased to 30.0% in the first quarter of fiscal 2016 from 29.8% in the first quarter of fiscal 2015. This increase as a percentage of net revenues was primarily driven by severance-related reorganization charges due to a reduction of headcount, primarily in our corporate functions, of approximately $13,221,000, partially offset by the leverage of employment costs and advertising expenses.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues decreased for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 primarily driven by the leverage of advertising expenses, partially offset by an increase in employment costs associated with our supply chain initiatives.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 primarily driven by the leverage of employment costs due to an increase in our international operations.

INCOME TAXES

The effective tax rate was 37.7% for the first quarter of fiscal 2016 and 37.7% for the first quarter of fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of May 1, 2016, we held $99,217,000 in cash and cash equivalents, the majority of which is held in demand deposit accounts and money market funds, of which $60,003,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

In fiscal 2016, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, stock repurchases, dividend payments and purchases of property and equipment. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. During the first quarter of 2016, we borrowed $100,000,000 under the credit facility, all of which was outstanding as of May 1, 2016. During the first quarter of fiscal 2015, we borrowed $60,000,000 under the credit facility, all of which was outstanding as of May 3, 2015.

As of May 1, 2016, issued but undrawn standby letters of credit totaling $13,290,000 were outstanding under the credit facility. Additionally, as of May 1, 2016, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which $5,026,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance throughout fiscal 2016. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For the first quarter of fiscal 2016, net cash used in operating activities was $72,660,000 compared to $67,071,000 for the first quarter of fiscal 2015. For the first quarter of fiscal 2016, net cash used in operating activities was primarily attributable to a decrease in accounts payable and income taxes payable due to the timing of payments, partially offset by net earnings adjusted for non-cash items and a decrease in merchandise inventories. Net cash used in operating activities increased compared to the first quarter of fiscal 2015 primarily due to a decrease in both accounts payable and income taxes payable due to the timing of payments, partially offset by a decrease in merchandise inventories at January 31, 2016 compared to February 1, 2015.

Cash Flows from Investing Activities

For the first quarter of fiscal 2016, net cash used in investing activities was $27,855,000 compared to $40,379,000 for the first quarter of fiscal 2015, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities compared to the first quarter of fiscal 2015 decreased primarily due to a decrease in purchases of property and equipment.

Cash Flows from Financing Activities

For the first quarter of fiscal 2016, net cash provided by financing activities was $6,805,000 compared to net cash used in financing activities of $35,670,000 for the first quarter of fiscal 2015. For the first quarter of fiscal 2016, net cash provided by financing activities was primarily attributable to borrowings under our revolving line of credit, partially offset by repurchases of common stock and the payment of dividends. Net cash provided by financing activities compared to net cash used in financing activities during the first quarter of fiscal 2015 was primarily due to increased borrowings under our revolving line of credit.

Stock Repurchase Program and Dividend

See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the first quarter of fiscal 2016, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended January 31, 2016.

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

Interest Rate Risk

Our revolving line of credit has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. As of May 1, 2016, we had borrowings of $100,000,000 outstanding under the credit facility. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instrument would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of May 1, 2016, our investments, made primarily in demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 1% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during the first quarter of fiscal 2016 or the first quarter of fiscal 2015. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail and/or e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the first quarter of fiscal 2016, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).

ITEM  4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 1, 2016, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 for a description of the risks and uncertainties associated with our business. There were no material changes to such risk factors in the current quarterly reporting period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of May 1, 2016 with respect to shares of common stock we repurchased during the first quarter of fiscal 2016. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
February 1, 2016 – February 28, 2016	203,767	$53.44	203,767	$50,961,000
February 29, 2016 – March 27, 2016	234,202	$55.98	234,202	$537,850,000
March 28, 2016 – May 1, 2016	289,660	$57.44	289,660	$521,211,000

Total	727,629	$55.85	727,629	$521,211,000

In March 2016, we announced that our Board of Directors had authorized a new stock repurchase program to purchase up to an additional $500,000,000 of our common stock that we intend to execute over the next three years. Stock repurchases under these programs may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. The stock repurchase programs do not have an expiration date and may be limited or terminated at any time without prior notice.

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

Date: June 7, 2016