Form 10-Q
period 2016-07-31
WILLIAMS SONOMA INC
filed 2016-09-08
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016.

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

As of August 28, 2016, 88,528,172 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In thousands, except per share amounts	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
E-commerce net revenues	$599,683	$569,913	$1,175,917	$1,102,486
Retail net revenues	559,346	557,115	1,080,929	1,055,218
Net revenues	1,159,029	1,127,028	2,256,846	2,157,704
Cost of goods sold	748,490	720,403	1,453,790	1,372,238
Gross profit	410,539	406,625	803,056	785,466
Selling, general and administrative expenses	327,263	323,282	656,255	630,195
Operating income	83,276	83,343	146,801	155,271
Interest (income) expense, net	167	275	99	283
Earnings before income taxes	83,109	83,068	146,702	154,988
Income taxes	31,324	29,400	55,320	56,530
Net earnings	$51,785	$53,668	$91,382	$98,458
Basic earnings per share	$0.58	$0.59	$1.02	$1.08
Diluted earnings per share	$0.58	$0.58	$1.01	$1.06
Shares used in calculation of earnings per share:
Basic	89,039	91,243	89,169	91,475
Diluted	89,736	92,564	90,098	92,969

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In thousands	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net earnings	$51,785	$53,668	$91,382	$98,458
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,005)	(3,694)	2,203	(2,827)
Change in fair value of derivative financial instruments, net of tax	1,058	800	(1,107)	421
Reclassification adjustment for realized gains on derivative financial instruments, net of tax	(38)	(474)	(340)	(672)
Comprehensive income	$49,800	$50,300	$92,138	$95,380

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts	July 31, 2016	January 31, 2016	August 2, 2015
ASSETS
Current assets
Cash and cash equivalents	$111,122	$193,647	$119,776
Accounts receivable, net	98,053	79,304	81,753
Merchandise inventories, net	962,943	978,138	1,031,472
Prepaid catalog expenses	27,097	28,919	38,088
Prepaid expenses	68,300	44,654	56,119
Deferred income taxes, net	—	—	130,687
Other assets	11,589	11,438	12,808
Total current assets	1,279,104	1,336,100	1,470,703
Property and equipment, net	908,562	886,813	875,002
Non-current deferred income taxes, net	134,721	141,784	—
Other assets, net	51,177	52,730	50,266
Total assets	$2,373,564	$2,417,427	$2,395,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$391,597	$447,412	$416,276
Accrued salaries, benefits and other	103,040	127,122	103,695
Customer deposits	283,779	296,827	288,654
Borrowings under revolving line of credit	125,000	—	150,000
Income taxes payable	1,670	67,052	14,678
Other liabilities	53,331	58,014	50,237
Total current liabilities	958,417	996,427	1,023,540
Deferred rent and lease incentives	193,819	173,061	179,103
Non-current deferred income taxes, net	—	—	1,213
Other long-term obligations	66,516	49,713	50,739
Total liabilities	1,218,752	1,219,201	1,254,595
Commitments and contingencies
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $.01 par value; 253,125 shares authorized; 88,738, 89,563 and 90,860 shares issued and outstanding at July 31, 2016, January 31, 2016 and August 2, 2015, respectively	888	896	909
Additional paid-in capital	542,711	541,307	532,835
Retained earnings	622,608	668,545	615,193
Accumulated other comprehensive loss	(9,860)	(10,616)	(5,625)
Treasury stock, at cost: 23, 29 and 30 shares as of July 31, 2016, January 31, 2016 and August 2, 2015, respectively	(1,535)	(1,906)	(1,936)
Total stockholders’ equity	1,154,812	1,198,226	1,141,376
Total liabilities and stockholders’ equity	$2,373,564	$2,417,427	$2,395,971

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
In thousands	July 31, 2016	August 2, 2015
Cash flows from operating activities:
Net earnings	$91,382	$98,458
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	83,369	83,233
Loss on disposal/impairment of assets	1,520	2,074
Amortization of deferred lease incentives	(12,550)	(12,075)
Deferred income taxes	(10,472)	(8,533)
Tax benefit related to stock-based awards	21,864	25,917
Excess tax benefit related to stock-based awards	(4,727)	(11,807)
Stock-based compensation expense	27,476	24,913
Other	(866)	69
Changes in:
Accounts receivable	(19,021)	(14,854)
Merchandise inventories	18,221	(144,934)
Prepaid catalog expenses	1,822	(4,146)
Prepaid expenses and other assets	(22,724)	(19,708)
Accounts payable	(71,614)	15,625
Accrued salaries, benefits and other current and long-term liabilities	(12,867)	(30,835)
Customer deposits	(13,500)	27,243
Deferred rent and lease incentives	21,534	24,034
Income taxes payable	(65,399)	(17,869)
Net cash provided by operating activities	33,448	36,805
Cash flows from investing activities:
Purchases of property and equipment	(77,877)	(86,849)
Other	363	278
Net cash used in investing activities	(77,514)	(86,571)
Cash flows from financing activities:
Borrowings under revolving line of credit	125,000	150,000
Repurchase of common stock	(76,166)	(125,000)
Payment of dividends	(67,571)	(64,044)
Tax withholdings related to stock-based awards	(24,635)	(27,175)
Excess tax benefit related to stock-based awards	4,727	11,807
Proceeds related to stock-based awards	1,532	2,647
Repayment of long-term obligations	—	(1,968)
Other	(47)	—
Net cash used in financing activities	(37,160)	(53,733)
Effect of exchange rates on cash and cash equivalents	(1,299)	348
Net decrease in cash and cash equivalents	(82,525)	(103,151)
Cash and cash equivalents at beginning of period	193,647	222,927
Cash and cash equivalents at end of period	$111,122	$119,776

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of July 31, 2016 and August 2, 2015, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks then ended, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of January 31, 2016, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

The results of operations for the thirteen and twenty-six weeks ended July 31, 2016 are not necessarily indicative of the operating results of the full year.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present both deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. We early adopted this ASU prospectively as of January 31, 2016, and have presented both deferred tax assets and deferred tax liabilities as noncurrent in our Condensed Consolidated Balance Sheets as of January 31, 2016 and July 31, 2016. The balance sheet as of August 2, 2015, presented herein, has not been retrospectively adjusted.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions (including the accounting for income taxes and forfeitures, among other areas). The ASU requires entities to, among other things, recognize all excess tax benefits and deficiencies in the income statement in the period in which they occur. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently assessing the potential impact of this ASU on our Condensed Consolidated Financial Statements.

NOTE B. BORROWING ARRANGEMENTS

Credit Facility

We have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. As of July 31, 2016, we were in compliance with our financial covenants under the credit facility and based on current projections, we expect to remain in compliance throughout the next twelve months. The credit facility matures on November 19, 2019, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During the second quarter of fiscal 2016, we borrowed $25,000,000 under the credit facility. For year-to-date 2016, we borrowed $125,000,000 (at a weighted average interest rate of 1.47%), all of which was outstanding as of July 31, 2016. During the second quarter of fiscal 2015, we borrowed $90,000,000 under the credit facility. For year-to-date 2015, we borrowed $150,000,000 (at a weighted average interest rate of 1.10%), all of which was outstanding as of August 2, 2015. Additionally, as of July 31, 2016, $12,276,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000. On August 26, 2016 we renewed all three of our letter of credit facilities for an aggregate of $70,000,000, and extended each of these facilities’ maturity dates until August 26, 2017. The letter of credit facilities contain covenants that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of July 31, 2016, an aggregate of $5,621,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 23, 2018.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 32,310,000 shares. As of July 31, 2016, there were approximately 7,439,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense

During the thirteen and twenty-six weeks ended July 31, 2016, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $11,744,000 and $27,476,000, respectively. During the thirteen and twenty-six weeks ended August 2, 2015, we recognized total stock-based compensation expense of $10,903,000 and $24,913,000, respectively.

Stock Options

The following table summarizes our stock option activity during the twenty-six weeks ended July 31, 2016:

Shares
Balance at January 31, 2016 (100% vested)	38,500
Granted	—
Exercised	(38,500)
Cancelled	—
Balance at July 31, 2016	—

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the twenty-six weeks ended July 31, 2016:

Shares
Balance at January 31, 2016 (100% vested)	634,609
Granted	—
Converted into common stock	(149,065)
Cancelled	—
Balance at July 31, 2016 (100% vested)	485,544

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the twenty-six weeks ended July 31, 2016:

Shares
Balance at January 31, 2016	2,288,958
Granted	1,058,718
Released	(880,388)
Cancelled	(171,444)
Balance at July 31, 2016	2,295,844
Vested plus expected to vest at July 31, 2016	1,480,484

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended July 31, 2016
Basic	$51,785	89,039	$0.58
Effect of dilutive stock-based awards		697
Diluted	$51,785	89,736	$0.58
Thirteen weeks ended August 2, 2015
Basic	$53,668	91,243	$0.59
Effect of dilutive stock-based awards		1,321
Diluted	$53,668	92,564	$0.58
Twenty-six weeks ended July 31, 2016
Basic	$91,382	89,169	$1.02
Effect of dilutive stock-based awards		929
Diluted	$91,382	90,098	$1.01
Twenty-six weeks ended August 2, 2015
Basic	$98,458	91,475	$1.08
Effect of dilutive stock-based awards		1,494
Diluted	$98,458	92,969	$1.06

Stock-based awards of 909,000 and 627,000 were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 31, 2016, as their inclusion would be anti-dilutive. There were no stock-based awards excluded from the computation of diluted earnings per share for the thirteen or twenty-six weeks ended August 2, 2015.

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

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
Thirteen weeks ended July 31, 2016
Net revenues[1]	$599,683	$559,346	$—	$1,159,029
Depreciation and amortization expense	7,989	21,339	12,801	42,129
Operating income (loss)	132,733	33,217	(82,674)	83,276
Capital expenditures	4,593	25,127	20,008	49,728
Thirteen weeks ended August 2, 2015
Net revenues[1]	$569,913	$557,115	$—	$1,127,028
Depreciation and amortization expense	8,198	20,403	13,154	41,755
Operating income (loss)	122,461	40,503	(79,621)	83,343
Capital expenditures	4,582	23,265	18,618	46,465
Twenty-six weeks ended July 31, 2016
Net revenues[1]	$1,175,917	$1,080,929	$—	$2,256,846
Depreciation and amortization expense	15,603	42,088	25,678	83,369
Operating income (loss)[2]	264,278	63,342	(180,819)	146,801
Assets[3]	627,532	1,051,184	694,848	2,373,564
Capital expenditures	8,442	38,879	30,556	77,877
Twenty-six weeks ended August 2, 2015
Net revenues[1]	$1,102,486	$1,055,218	$—	$2,157,704
Depreciation and amortization expense	16,300	40,553	26,380	83,233
Operating income (loss)	250,035	68,629	(163,393)	155,271
Assets[3]	658,803	1,101,441	635,727	2,395,971
Capital expenditures	8,518	43,193	35,138	86,849
[1]	Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $80.0 million and $66.9 million for the thirteen weeks ended July 31, 2016 and August 2, 2015, respectively, and $149.7 million and $121.7 million for the twenty-six weeks ended July 31, 2016 and August 2, 2015, respectively.
[2]	Includes $13.2 million of severance-related reorganization charges due to a reduction of headcount in the first quarter of fiscal 2016, primarily in our corporate functions, which is recorded as selling, general and administrative expense within the unallocated segment.
[3]	Includes long-term assets related to our international operations of approximately $60.7 million and $60.0 million as of July 31, 2016 and August 2, 2015, respectively.

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

NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS

Stock Repurchase Program

In March 2016, we announced that our Board of Directors authorized a new stock repurchase program to purchase up to $500,000,000 of our common stock that we intend to execute over the next three years. During the thirteen weeks ended July 31, 2016, we repurchased 665,517 shares of our common stock at an average cost of $53.38 per share for a total cost of approximately $35,527,000. During the twenty-six weeks ended July 31, 2016, we repurchased 1,393,146 shares of our common stock at an average cost of $54.67 per share for a total cost of approximately $76,166,000. As of July 31, 2016, we held treasury stock of $1,535,000 that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

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

Dividends

We declared cash dividends of $0.37 and $0.35 per common share during the thirteen weeks ended July 31, 2016 and August 2, 2015, respectively. We declared cash dividends of $0.74 and $0.70 per common share during the twenty-six weeks ended July 31, 2016 and August 2, 2015, respectively. Our quarterly cash dividend may be limited or terminated at any time.

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

The assets or liabilities associated with the derivative instruments are measured at fair value and recorded in either other current assets or other current liabilities. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on whether the derivative instrument is designated as a hedge and qualifies for hedge accounting in accordance with the FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges generally have terms of up to 12 months. All hedging relationships are formally documented, and the forward contracts are designed to further mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in selling, general and administrative expense, net. Based on the rates in effect as of July 31, 2016, we expect to reclassify a net loss of approximately $787,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts (to sell Australian dollars and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains (losses) related to these contracts are recognized in selling, general and administrative expense, net.

As of July 31, 2016 and August 2, 2015, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	July 31, 2016	August 2, 2015
Contracts designated as cash flow hedges	$28,450	$12,500
Contracts not designated as cash flow hedges	$44,000	$35,000

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in selling, general and administrative expense, net. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and twenty-six weeks ended July 31, 2016 and August 2, 2015.

The effect of derivative instruments in our Condensed Consolidated Financial Statements, pre-tax, was as follows:

In thousands	Thirteen Weeks Ended July 31, 2016	Thirteen Weeks Ended August 2, 2015	Twenty-six Weeks Ended July 31, 2016	Twenty-six Weeks Ended August 2, 2015
Net gain (loss) recognized in OCI	$1,434	$1,084	$(1,499)	$571
Net gain reclassified from OCI into cost of goods sold	$50	$643	$459	$911
Net foreign exchange gain (loss) recognized in selling, general and administrative expense:
Instruments designated as cash flow hedges[1]	$(13)	$(26)	$10	$(42)
Instruments not designated or de-designated[2]	$309	$2,023	$(3,033)	$2,405

[1]	Changes in fair value of the forward contract related to interest charges (or forward points).
[2]	Changes in fair value for instruments not designated as cash flow hedges as well as de-designated instruments.

The fair values of our derivative financial instruments are presented below. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	Balance sheet location	July 31, 2016	August 2, 2015
Derivatives designated as hedging instruments:
Cash flow hedge foreign currency forward contracts	Other current assets	$309	$610
Cash flow hedge foreign currency forward contracts	Other current liabilities	(695)	—

Total, net		$(386)	$610

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$9	$79
Foreign currency forward contracts	Other current liabilities	—	—

Total, net		$9	$79

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

There were no transfers between Level 1, 2 or 3 categories during the thirteen and twenty-six weeks ended July 31, 2016 or August 2, 2015.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at January 31, 2016	$(11,480)	$864	$(10,616)
Foreign currency translation adjustments	5,208	—	5,208
Change in fair value of derivative financial instruments	—	(2,165)	(2,165)
Reclassification adjustment for realized gains on derivative financial instruments [1]	—	(302)	(302)
Other comprehensive income (loss)	5,208	(2,467)	2,741
Balance at May 1, 2016	$(6,272)	$(1,603)	$(7,875)
Foreign currency translation adjustments	$(3,005)	$—	$(3,005)
Change in fair value of derivative financial instruments	—	1,058	1,058
Reclassification adjustment for realized gains on derivative financial instruments [1]	—	(38)	(38)
Other comprehensive income (loss)	(3,005)	1,020	(1,985)
Balance at July 31, 2016	$(9,277)	$(583)	$(9,860)

Balance at February 1, 2015	$(3,522)	$974	$(2,548)
Foreign currency translation adjustments	867	—	867
Change in fair value of derivative financial instruments	—	(379)	(379)
Reclassification adjustment for realized gains on derivative financial instruments [1]	—	(198)	(198)
Other comprehensive income (loss)	867	(577)	290
Balance at May 3, 2015	(2,655)	397	(2,257)
Foreign currency translation adjustments	(3,694)	—	(3,694)
Change in fair value of derivative financial instruments	—	800	800
Reclassification adjustment for realized gains on derivative financial instruments [1]	—	(474)	(474)
Other comprehensive income (loss)	(3,694)	326	(3,368)
Balance at August 2, 2015	$(6,349)	$723	$(5,625)
[1]	Refer to Note H for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our merchandise strategies; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our compliance with the financial covenants contained in our credit facilities; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended January 31, 2016, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams-Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 626 stores. We have retail and/or e-commerce businesses in the U.S., Canada, Australia and the United Kingdom, and ship our products to customers worldwide. Our catalogs reach customers throughout the U.S. and Australia. In addition, we have unaffiliated franchisees that operate stores and/or e-commerce websites in the Middle East, the Philippines and Mexico.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended July 31, 2016 (“second quarter of fiscal 2016”), as compared to the thirteen weeks ended August 2, 2015 (“second quarter of fiscal 2015) and the twenty-six weeks ended July 31, 2016 (“year-to-date 2016”), as compared to the twenty-six weeks ended August 2, 2015 (“year-to-date 2015”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Second Quarter of Fiscal 2016 Financial Results

Net revenues in the second quarter of fiscal 2016 increased by $32,001,000, or 2.8%, compared to the second quarter of fiscal 2015, with comparable brand revenue growth of 0.6%. The increase in net revenues was driven by a 5.2% increase in our e-commerce net revenues (primarily driven by West Elm and Williams-Sonoma) and a 0.4% increase in our retail net revenues (primarily driven by West Elm and our international operations), with particular strength in furniture. Net revenue growth in the second quarter of fiscal 2016 included a 19.6% increase in our international revenues and a 2.9% increase in retail leased square footage primarily due to 14 net new stores.

In Pottery Barn, our largest brand, comparable brand revenues decreased 4.8% in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Pottery Barn was most impacted by a softening retail environment and declining mall traffic. Product introductions in upholstered and outdoor furniture were well received, offset by underperformance in fashion bedding and indoor pillows, as well as lack of newness in decorative accessories and tabletop. In the second quarter, Williams-Sonoma comparable brand revenues were flat year over year. We saw gains in cookware, particularly our Williams-Sonoma branded product, as well as strong growth in Williams-Sonoma Home. These strengths, however, were offset by softness in food, electrics and cooks’ tools. In West Elm, comparable brand revenues increased 15.8% in the second quarter of fiscal 2016 on top of 15.7% in the second quarter of fiscal 2015. All major product categories posted significant gains, particularly in our core furniture business. Results were driven by new introductions across our indoor furniture categories as well as overall strength in our outdoor furniture. In Pottery Barn Kids, comparable brand revenues increased 0.1% in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Strength in our furniture and back to school businesses was offset by softness in the textiles category. In PBteen, comparable brand revenues declined 5.2% in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Favorable results from our expanded back to school focus were more than offset by reduced sales in textiles and out of stock inventory in other areas.

Additionally, in the second quarter of fiscal 2016, diluted earnings per share was $0.58, versus $0.58 in the second quarter of fiscal 2015, and we returned $68,675,000 to our stockholders through stock repurchases and dividends.

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

The following table summarizes our net revenues for the second quarter of fiscal 2016 and fiscal 2015, and year-to-date 2016 and 2015:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
In thousands	July 31, 2016	% Total	August 2, 2015	% Total	July 31, 2016	% Total	August 2, 2015	% Total
E-commerce net revenues	$599,683	51.7%	$569,913	50.6%	$1,175,917	52.1%	$1,102,486	51.1%
Retail net revenues	559,346	48.3%	557,115	49.4%	1,080,929	47.9%	1,055,218	48.9%
Net revenues	$1,159,029	100.0%	$1,127,028	100.0%	$2,256,846	100.0%	$2,157,704	100.0%

Net revenues in the second quarter of fiscal 2016 increased by $32,001,000, or 2.8%, compared to the second quarter of fiscal 2015, with comparable brand revenue growth of 0.6%. The increase in net revenues was driven by a 5.2% increase in our e-commerce net revenues (primarily driven by West Elm and Williams-Sonoma) and a 0.4% increase in our retail net revenues (primarily driven by West Elm and our international operations), with particular strength in furniture. Net revenue growth in the second quarter of fiscal 2016 included a 19.6% increase in our international revenues and a 2.9% increase in retail leased square footage primarily due to 14 net new stores.

Net revenues for year-to-date 2016 increased by $99,142,000 or 4.6%, compared to year-to-date 2015, with comparable brand revenue growth of 2.5%. The increase in net revenues was driven by a 6.7% increase in our e-commerce net revenues (primarily driven by West Elm) and a 2.4% increase in our retail net revenues (primarily driven by West Elm and our international operations), with particular strength in furniture. Net revenue growth for year-to-date 2016 included a 23.0% increase in our international revenues and a 2.9% increase in retail leased square footage primarily due to 14 net new stores.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Comparable brand revenue growth (decline)	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Pottery Barn	(4.8%)	6.4%	(2.4%)	4.4%
Williams-Sonoma	0.0%	(0.3%)	1.7%	1.1%
West Elm	15.8%	15.7%	17.4%	15.5%
Pottery Barn Kids	0.1%	3.3%	0.9%	2.1%
PBteen	(5.2%)	3.9%	(2.1%)	3.5%
Total	0.6%	6.3%	2.5%	5.5%

RETAIL STORE DATA

	Store Count					Average Leased Square Footage Per Store
	May 1, 2016	Openings	Closings	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Williams-Sonoma	241	1	(1)	241	241	6,600	6,600
Pottery Barn	200	1	—	201	199	13,800	13,700
Pottery Barn Kids	90	—	(1)	89	89	7,500	7,500
West Elm	87	2	—	89	78	13,300	13,400
Rejuvenation	6	—	—	6	5	9,000	10,000
Total	624	4	(2)	626	612	10,000	9,900
Store selling square footage at period-end						3,894,000	3,771,000
Store leased square footage at period-end						6,262,000	6,088,000

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-six Weeks Ended
In thousands	July 31, 2016	% Net Revenues	August 2, 2015	% Net Revenues	July 31, 2016	% Net Revenues	August 2, 2015	% Net Revenues
Cost of goods sold[1]	$748,490	64.6%	$720,403	63.9%	$1,453,790	64.4%	$1,372,238	63.6%
[1]	Includes total occupancy expenses of $164,702,000 and $155,993,000 for the second quarter of fiscal 2016 and the second quarter of fiscal 2015, respectively, and $326,721,000 and $307,444,000 for year-to-date 2016 and year-to-date 2015, respectively.

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

Second Quarter of Fiscal 2016 vs. Second Quarter of Fiscal 2015

Cost of goods sold increased by $28,087,000, or 3.9%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Cost of goods sold as a percentage of net revenues increased to 64.6% in the second quarter of fiscal 2016 from 63.9% in the second quarter of fiscal 2015. This increase was primarily driven by an increase in occupancy costs related to investments in our supply chain, as well as higher franchise and wholesale revenues, which have a lower gross margin.

In the e-commerce channel, cost of goods sold as a percentage of net revenues decreased in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 primarily driven by improved shipping and fulfillment related costs as a result of our focus on all of our supply chain and inventory initiatives.

In the retail channel, cost of goods sold as a percentage of net revenues increased in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 primarily driven by lower selling margins as well as occupancy deleverage.

Year-to-Date Fiscal 2016 vs. Year-to-Date Fiscal 2015

Cost of goods sold increased by $81,552,000, or 5.9%, year-to-date fiscal 2016 compared to year-to-date fiscal 2015. Cost of goods sold as a percentage of net revenues increased to 64.4% year-to-date 2016 from 63.6% year-to-date fiscal 2015. This increase was primarily driven by lower selling margins and an increase in occupancy costs related to investments in our supply chain, as well as higher franchise and wholesale revenues, which have a lower gross margin.

In the e-commerce channel, cost of goods sold as a percentage of net revenues increased year-to-date fiscal 2016 compared to year-to-date fiscal 2015 primarily driven by an increase in occupancy costs related to investments in our supply chain, partially offset by higher selling margins as a result of our focus on all of our supply chain initiatives.

In the retail channel, cost of goods sold as a percentage of net revenues increased year-to-date fiscal 2016 compared to year-to-date fiscal 2015 primarily driven by lower selling margins as well as higher franchise and wholesale revenues which, have lower gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Twenty-six Weeks Ended
In thousands	July 31, 2016	% Net Revenues	August 2, 2015	% Net Revenues	July 31, 2016	% Net Revenues	August 2, 2015	% Net Revenues
Selling, general and administrative expenses	$327,263	28.2%	$323,282	28.7%	$656,255	29.1%	$630,195	29.2%

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

Second Quarter of Fiscal 2016 vs. Second Quarter of Fiscal 2015

Selling, general and administrative expenses increased by $3,981,000, or 1.2%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Selling, general and administrative expenses as a percentage of net revenues decreased to 28.2% in the second quarter of fiscal 2016 from 28.7% in the second quarter of fiscal 2015. This decrease as a percentage of net revenues was primarily driven by the leverage of employment costs and lower general expenses.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 primarily driven by an increase in advertising expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 primarily driven by a reduction in employment costs.

Year-to-Date Fiscal 2016 vs. Year-to-Date Fiscal 2015

Selling, general and administrative expenses increased by $26,060,000, or 4.1%, year-to-date fiscal 2016 compared to year-to-date fiscal 2015. Selling, general and administrative expenses as a percentage of net revenues decreased to 29.1% year-to-date fiscal 2016 from 29.2% year-to-date fiscal 2015. This decrease as a percentage of net revenues was primarily driven by the leverage of employment costs and general expenses, partially offset by severance-related reorganization charges of approximately $13,221,000 in the first quarter of fiscal 2016.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues remained flat year-to-date fiscal 2016 compared to year-to-date fiscal 2015.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased year-to-date fiscal 2016 compared to year-to-date fiscal 2015 primarily driven by a reduction in employment costs.

INCOME TAXES

The effective tax rate was 37.7% for year-to-date 2016 and 36.5% for year-to-date 2015, reflecting favorable resolution of certain tax matters for year-to-date 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2016, we held $111,122,000 in cash and cash equivalents, the majority of which is held in demand deposit accounts and money market funds, of which $53,748,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

In fiscal 2016, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, stock repurchases, dividend payments and purchases of property and equipment. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. For year-to-date 2016, we borrowed $125,000,000 under the credit facility, all of which was outstanding as of July 31, 2016. For year-to-date 2015, we borrowed $150,000,000 under the credit facility, all of which was outstanding as of August 2, 2015.

As of July 31, 2016, issued but undrawn standby letters of credit totaling $12,276,000 were outstanding under the credit facility. Additionally, as of July 31, 2016, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which $5,621,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants under the credit facility and the three unsecured letter of credit reimbursement facilities and, based on our current projections, we expect to remain in compliance throughout the next 12 months. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For year-to-date 2016, net cash provided by operating activities was $33,448,000 compared to net cash provided by operating activities of $36,805,000 for year-to-date 2015. For year-to-date 2016, net cash provided by operating activities was primarily attributable to earnings adjusted for non-cash items partially offset by a decrease in accounts payable and income taxes payable. Net cash provided by operating activities decreased compared to year-to-date 2015 primarily due to a decrease in both accounts payable and income taxes payable due to the timing of payments and a decrease in customer deposits, partially offset by a decrease in merchandise inventories.

Cash Flows from Investing Activities

For year-to-date 2016, net cash used in investing activities was $77,514,000 compared to $86,571,000 for year-to-date 2015, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities compared to year-to-date 2015 decreased primarily due to a decrease in purchases of property and equipment.

Cash Flows from Financing Activities

For year-to-date 2016, net cash used in financing activities was $37,160,000 compared to $53,733,000 for year-to-date 2015. For year-to-date 2016, net cash used in financing activities was attributable to repurchases of common stock and the payment of dividends, partially offset by borrowings under our revolving line of credit. Net cash used in financing activities compared to year-to-date 2015 decreased primarily due to a decrease in repurchase of common stock partially offset by a decrease in borrowings under our revolving line of credit.

Stock Repurchase Program and Dividends

See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated

Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the second quarter of fiscal 2016, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended January 31, 2016.

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

Interest Rate Risk

Our revolving line of credit has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. As of July 31, 2016, we had borrowings of $125,000,000 outstanding under the credit facility. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instrument would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of July 31, 2016, our investments, made primarily in demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 1% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during the second quarter of fiscal 2016 or the second quarter of fiscal 2015. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail and/or e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the second quarter of fiscal 2016 or the second quarter of fiscal 2015, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of July 31, 2016, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of July 31, 2016 with respect to shares of common stock we repurchased during the second quarter of fiscal 2016. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
May 2, 2016 – May 29, 2016	230,267	$53.68	230,267	$508,850,000
May 30, 2016 – June 26, 2016	170,286	$52.85	170,286	$499,850,000
June 27, 2016 – July 31, 2016	264,964	$53.47	264,964	$485,684,000

Total	665,517	$53.38	665,517	$485,684,000

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1+	Williams-Sonoma, Inc. 2001 Incentive Bonus Plan, as amended and restated effective June 2, 2016 (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on April 15, 2016, File No. 001-14077)
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie P. Whalen
Julie P. Whalen
Chief Financial Officer

Date: September 8, 2016