Form 10-Q
period 2016-10-30
WILLIAMS SONOMA INC
filed 2016-12-07
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2016.

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

As of November 27, 2016, 87,845,738 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands, except per share amounts	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
E-commerce net revenues	$648,743	$628,191	$1,824,660	$1,730,677
Retail net revenues	596,642	603,891	1,677,571	1,659,109
Net revenues	1,245,385	1,232,082	3,502,231	3,389,786
Cost of goods sold	787,162	780,894	2,240,952	2,153,132
Gross profit	458,223	451,188	1,261,279	1,236,654
Selling, general and administrative expenses	348,244	340,505	1,004,499	970,700
Operating income	109,979	110,683	256,780	265,954
Interest (income) expense, net	488	342	587	625
Earnings before income taxes	109,491	110,341	256,193	265,329
Income taxes	40,113	39,859	95,433	96,389
Net earnings	$69,378	$70,482	$160,760	$168,940
Basic earnings per share	$0.78	$0.78	$1.81	$1.85
Diluted earnings per share	$0.78	$0.77	$1.79	$1.82
Shares used in calculation of earnings per share:
Basic	88,382	90,437	88,906	91,129
Diluted	89,144	91,801	89,764	92,576

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Net earnings	$69,378	$70,482	$160,760	$168,940
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,731)	(1,370)	472	(4,197)
Change in fair value of derivative financial instruments, net of tax	520	118	(587)	539
Reclassification adjustment for realized loss (gain) on derivative financial instruments, net of tax	299	(250)	(41)	(922)
Comprehensive income	$68,466	$68,980	$160,604	$164,360

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts	October 30, 2016	January 31, 2016	November 1, 2015
ASSETS
Current assets
Cash and cash equivalents	$75,381	$193,647	$72,264
Accounts receivable, net	96,386	79,304	88,535
Merchandise inventories, net	1,063,747	978,138	1,102,349
Prepaid catalog expenses	25,329	28,919	35,762
Prepaid expenses	74,195	44,654	59,276
Deferred income taxes, net	—	—	130,684
Other assets	12,176	11,438	12,966
Total current assets	1,347,214	1,336,100	1,501,836
Property and equipment, net	918,020	886,813	883,459
Non-current deferred income taxes, net	136,558	141,784	2,560
Other assets, net	51,540	52,730	47,821
Total assets	$2,453,332	$2,417,427	$2,435,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$450,144	$447,412	$395,033
Accrued salaries, benefits and other	111,445	127,122	115,720
Customer deposits	289,737	296,827	293,317
Borrowings under revolving line of credit	125,000	—	200,000
Income taxes payable	1,122	67,052	35,317
Other liabilities	53,423	58,014	55,152
Total current liabilities	1,030,871	996,427	1,094,539
Deferred rent and lease incentives	192,948	173,061	174,059
Other long-term obligations	70,031	49,713	50,545
Total liabilities	1,293,850	1,219,201	1,319,143
Commitments and contingencies
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $.01 par value; 253,125 shares authorized; 88,014, 89,563 and 90,010 shares issued and outstanding at October 30, 2016, January 31, 2016 and November 1, 2015, respectively	881	896	901
Additional paid-in capital	547,513	541,307	538,737
Retained earnings	623,243	668,545	585,928
Accumulated other comprehensive loss	(10,772)	(10,616)	(7,127)
Treasury stock, at cost: 20, 29 and 29 shares as of October 30, 2016, January 31, 2016 and November 1, 2015, respectively	(1,383)	(1,906)	(1,906)
Total stockholders’ equity	1,159,482	1,198,226	1,116,533
Total liabilities and stockholders’ equity	$2,453,332	$2,417,427	$2,435,676

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
In thousands	October 30, 2016	November 1, 2015
Cash flows from operating activities:
Net earnings	$160,760	$168,940
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	127,745	125,093
Loss on disposal/impairment of assets	1,852	3,558
Amortization of deferred lease incentives	(18,789)	(18,326)
Deferred income taxes	(14,461)	(13,526)
Tax benefit related to stock-based awards	23,571	29,603
Excess tax benefit related to stock-based awards	(4,817)	(14,283)
Stock-based compensation expense	37,975	36,182
Other	(647)	91
Changes in:
Accounts receivable	(17,400)	(21,875)
Merchandise inventories	(82,410)	(216,294)
Prepaid catalog expenses	3,591	(1,820)
Prepaid expenses and other assets	(29,205)	(20,909)
Accounts payable	(17,403)	(10,179)
Accrued salaries, benefits and other current and long-term liabilities	(507)	(13,494)
Customer deposits	(7,445)	32,016
Deferred rent and lease incentives	25,969	25,561
Income taxes payable	(65,915)	2,707
Net cash provided by operating activities	122,464	93,045
Cash flows from investing activities:
Purchases of property and equipment	(127,169)	(136,069)
Other	370	535
Net cash used in investing activities	(126,799)	(135,534)
Cash flows from financing activities:
Borrowings under revolving line of credit	125,000	200,000
Repurchase of common stock	(115,167)	(196,497)
Payment of dividends	(100,854)	(96,020)
Tax withholdings related to stock-based awards	(26,518)	(31,019)
Excess tax benefit related to stock-based awards	4,817	14,283
Proceeds related to stock-based awards	1,532	2,647
Repayment of long-term obligations	—	(1,968)
Other	(48)	—
Net cash used in financing activities	(111,238)	(108,574)
Effect of exchange rates on cash and cash equivalents	(2,693)	400
Net decrease in cash and cash equivalents	(118,266)	(150,663)
Cash and cash equivalents at beginning of period	193,647	222,927
Cash and cash equivalents at end of period	$75,381	$72,264

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of October 30, 2016 and November 1, 2015, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks then ended, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of January 31, 2016, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

The results of operations for the thirteen and thirty-nine weeks ended October 30, 2016 are not necessarily indicative of the operating results of the full year.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present both deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. We early adopted this ASU prospectively as of January 31, 2016, and have presented both deferred tax assets and deferred tax liabilities as noncurrent in our Condensed Consolidated Balance Sheets as of January 31, 2016 and October 30, 2016. In accordance with the provisions of the ASU, the balance sheet as of November 1, 2015, presented herein, has not been retrospectively adjusted.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than short-term leases). This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. We are currently assessing the impact of this ASU on our Condensed Consolidated Financial Statements, but expect that it will result in a significant increase in our long-term assets and liabilities.

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

NOTE B. BORROWING ARRANGEMENTS

Credit Facility

We have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. As of October 30, 2016, we were in compliance with the financial covenants under the credit facility and based on current projections, we expect to remain in compliance throughout the next twelve months. The credit facility matures on November 19, 2019, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During the third quarter of fiscal 2016, we had no borrowings under the credit facility. For year-to-date 2016, we borrowed $125,000,000 (at a weighted average interest rate of 1.55%), all of which was outstanding as of October 30, 2016. During the third quarter of fiscal 2015, we borrowed $50,000,000 under the credit facility. For year-to-date 2015, we borrowed $200,000,000 (at a weighted average interest rate of 1.11%), all of which was outstanding as of November 1, 2015. Additionally, as of October 30, 2016, $12,289,000 issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000, each of which matures on August 26, 2017. The letter of credit facilities contain covenants that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of October 30, 2016, an aggregate of $6,585,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 23, 2018.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 32,310,000 shares. As of October 30, 2016, there were approximately 7,421,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense

During the thirteen and thirty-nine weeks ended October 30, 2016, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $10,499,000 and $37,975,000, respectively. During the thirteen and thirty-nine weeks ended November 1, 2015, we recognized total stock-based compensation expense of $11,269,000 and $36,182,000, respectively.

Stock Options

The following table summarizes our stock option activity during the thirty-nine weeks ended October 30, 2016:

Shares
Balance at January 31, 2016 (100% vested)	38,500
Granted	—
Exercised	(38,500)
Cancelled	—
Balance at October 30, 2016	—

Stock-Settled Stock Appreciation Rights

The following table summarizes our stock-settled stock appreciation right activity during the thirty-nine weeks ended October 30, 2016:

Shares
Balance at January 31, 2016 (100% vested)	634,609
Granted	—
Converted into common stock	(204,201)
Cancelled	—
Balance at October 30, 2016 (100% vested)	430,408

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirty-nine weeks ended October 30, 2016:

Shares
Balance at January 31, 2016	2,288,958
Granted	1,098,253
Released	(954,170)
Cancelled	(205,130)
Balance at October 30, 2016	2,227,911
Vested plus expected to vest at October 30, 2016	1,423,998

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended October 30, 2016
Basic	$69,378	88,382	$0.78
Effect of dilutive stock-based awards		762
Diluted	$69,378	89,144	$0.78
Thirteen weeks ended November 1, 2015
Basic	$70,482	90,437	$0.78
Effect of dilutive stock-based awards		1,364
Diluted	$70,482	91,801	$0.77
Thirty-nine weeks ended October 30, 2016
Basic	$160,760	88,906	$1.81
Effect of dilutive stock-based awards		858
Diluted	$160,760	89,764	$1.79
Thirty-nine weeks ended November 1, 2015
Basic	$168,940	91,129	$1.85
Effect of dilutive stock-based awards		1,447
Diluted	$168,940	92,576	$1.82

Stock-based awards of 610,000 and 540,000 were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 30, 2016, as their inclusion would be anti-dilutive. There were no stock-based awards excluded from the computation of diluted earnings per share for the thirteen or thirty-nine weeks ended November 1, 2015.

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

We use operating income to evaluate segment profitability. Operating income is defined as earnings (loss) before net interest income (expense) and income taxes. Unallocated costs before interest and income taxes include corporate employee-related costs, occupancy expenses (including depreciation expense), administrative costs and third-party service costs, primarily in our corporate administrative and systems departments. Unallocated assets include corporate cash and cash equivalents, prepaid expenses, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets.

Income tax information by reportable segment has not been included as income taxes are calculated at a company-wide level and are not allocated to each reportable segment.

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
Thirteen weeks ended October 30, 2016
Net revenues[1]	$648,743	$596,642	$—	$1,245,385
Depreciation and amortization expense	7,812	21,676	14,888	44,376
Operating income (loss)[2]	150,164	47,080	(87,265)	109,979
Capital expenditures	5,231	25,820	18,241	49,292
Thirteen weeks ended November 1, 2015
Net revenues[1]	$628,191	$603,891	$—	$1,232,082
Depreciation and amortization expense	7,856	20,880	13,124	41,860
Operating income (loss)	137,828	49,213	(76,358)	110,683
Capital expenditures	4,819	25,239	19,162	49,220
Thirty-nine weeks ended October 30, 2016
Net revenues[1]	$1,824,660	$1,677,571	$—	$3,502,231
Depreciation and amortization expense	23,415	63,764	40,566	127,745
Operating income (loss) [2]	414,442	110,422	(268,084)	256,780
Assets[3]	664,105	1,118,913	670,314	2,453,332
Capital expenditures	13,673	64,699	48,797	127,169
Thirty-nine weeks ended November 1, 2015
Net revenues[1]	$1,730,677	$1,659,109	$—	$3,389,786
Depreciation and amortization expense	24,156	61,433	39,504	125,093
Operating income (loss)	387,863	117,842	(239,751)	265,954
Assets[3]	666,993	1,151,657	617,026	2,435,676
Capital expenditures	13,337	68,432	54,300	136,069
[1]	Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $82.8 million and $80.0 million for the thirteen weeks ended October 30, 2016 and November 1, 2015, respectively, and $232.5 million and $201.7 million for the thirty-nine weeks ended October 30, 2016 and November 1, 2015, respectively.
[2]	Includes $1.2 million and $14.4 million for the thirteen and thirty-nine weeks ended October 30, 2016, respectively, of severance-related reorganization charges due to a reduction of headcount, primarily in our corporate functions, which is recorded as selling, general and administrative expense within the unallocated segment.
[3]	Includes long-term assets related to our international operations of approximately $59.2 million and $60.6 million as of October 30, 2016 and November 1, 2015, respectively.

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

NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS

Stock Repurchase Program

In March 2016, we announced that our Board of Directors authorized a new stock repurchase program to purchase up to $500,000,000 of our common stock that we intend to execute over the next three years. During the thirteen weeks ended October 30, 2016, we repurchased 771,327 shares of our common stock at an average cost of $50.56 per share for a total cost of approximately $39,001,000. During the thirty-nine weeks ended October 30, 2016, we repurchased 2,164,473 shares of our common stock at an average cost of $53.21 per share for a total cost of approximately $115,167,000. As of October 30, 2016, we held treasury stock of $1,383,000 that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

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

Dividends

We declared cash dividends of $0.37 and $0.35 per common share during the thirteen weeks ended October 30, 2016 and November 1, 2015, respectively. We declared cash dividends of $1.11 and $1.05 per common share during the thirty-nine weeks ended October 30, 2016 and November 1, 2015, respectively. Our quarterly cash dividend may be limited or terminated at any time.

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

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges generally have terms of up to 12 months. All hedging relationships are formally documented, and the forward contracts are designed to further mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in selling, general and administrative expense, net. Based on the rates in effect as of October 30, 2016, we expect to reclassify a net gain of approximately $322,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts (to sell Australian dollars and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains (losses) related to these contracts are recognized in selling, general and administrative expense, net.

As of October 30, 2016 and November 1, 2015, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	October 30, 2016	November 1, 2015
Contracts designated as cash flow hedges	$29,000	$20,000
Contracts not designated as cash flow hedges	$46,000	$37,000

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in selling, general and administrative expense, net. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and thirty-nine weeks ended October 30, 2016 and November 1, 2015.

The effect of derivative instruments in our Condensed Consolidated Financial Statements, pre-tax, was as follows:

In thousands	Thirteen Weeks Ended October 30, 2016	Thirteen Weeks Ended November 1, 2015	Thirty-nine Weeks Ended October 30, 2016	Thirty-nine Weeks Ended November 1, 2015
Net gain (loss) recognized in OCI	$704	$158	$(795)	$729
Net gain (loss) reclassified from OCI into cost of goods sold	$(406)	$339	$53	$1,250
Net foreign exchange gain (loss) recognized in selling, general and administrative expense:
Instruments designated as cash flow hedges[1]	$(22)	$(12)	$(12)	$(54)
Instruments not designated or de-designated[2]	$(566)	$748	$(3,599)	$3,153

[1]	Changes in fair value of the forward contract related to interest charges (or forward points).
[2]	Changes in fair value for instruments not designated as cash flow hedges as well as de-designated instruments.

The fair values of our derivative financial instruments are presented below. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	Balance sheet location	October 30, 2016	November 1, 2015
Derivatives designated as hedging instruments:
Cash flow hedge foreign currency forward contracts	Other current assets	$653	$412
Cash flow hedge foreign currency forward contracts	Other long-term assets	176	—
Cash flow hedge foreign currency forward contracts	Other current liabilities	(328)	—

Total, net		$501	$412

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$314	$541

Total, net		$314	$541

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

There were no transfers between Level 1, 2 or 3 categories during the thirteen and thirty-nine weeks ended October 30, 2016 or November 1, 2015.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 31, 2016	$(11,480)	$864	$(10,616)
Foreign currency translation adjustments	5,208	—	5,208
Change in fair value of derivative financial instruments	—	(2,165)	(2,165)
Reclassification adjustment for realized gains on derivative financial instruments [1]	—	(302)	(302)
Other comprehensive income (loss)	5,208	(2,467)	2,741
Balance at May 1, 2016	(6,272)	(1,603)	(7,875)
Foreign currency translation adjustments	(3,005)	—	(3,005)
Change in fair value of derivative financial instruments	—	1,058	1,058
Reclassification adjustment for realized gains on derivative financial instruments [1]	—	(38)	(38)
Other comprehensive income (loss)	(3,005)	1,020	(1,985)
Balance at July 31, 2016	(9,277)	(583)	(9,860)
Foreign currency translation adjustments	(1,731)	—	(1,731)
Change in fair value of derivative financial instruments	—	520	520
Reclassification adjustment for realized gains on derivative financial instruments [1]	—	299	299
Other comprehensive income (loss)	(1,731)	819	(912)
Balance at October 30, 2016	$(11,008)	$236	$(10,772)

Balance at February 1, 2015	$(3,522)	$974	$(2,548)
Foreign currency translation adjustments	867	—	867
Change in fair value of derivative financial instruments	—	(379)	(379)
Reclassification adjustment for realized gains on derivative financial instruments [1]	—	(198)	(198)
Other comprehensive income (loss)	867	(577)	290
Balance at May 3, 2015	(2,655)	397	(2,257)
Foreign currency translation adjustments	(3,694)	—	(3,694)
Change in fair value of derivative financial instruments	—	800	800
Reclassification adjustment for realized gains on derivative financial instruments [1]	—	(474)	(474)
Other comprehensive income (loss)	(3,694)	326	(3,368)
Balance at August 2, 2015	(6,349)	723	(5,625)
Foreign currency translation adjustments	(1,370)	—	(1,370)
Change in fair value of derivative financial instruments	—	118	118
Reclassification adjustment for realized gains on derivative financial instruments [1]	—	(250)	(250)
Other comprehensive income (loss)	(1,370)	(132)	(1,502)
Balance at November 1, 2015	$(7,719)	$591	$(7,127)
[1]	Refer to Note H for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Earnings.

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

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams-Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams-Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 635 stores. We have retail and/or e-commerce businesses in the U.S., Canada, Australia and the United Kingdom, and ship our products to customers worldwide. Our catalogs reach customers throughout the U.S. and Australia. In addition, we have unaffiliated franchisees that operate stores and/or e-commerce websites in the Middle East, the Philippines and Mexico.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended October 30, 2016 (“third quarter of fiscal 2016”), as compared to the thirteen weeks ended November 1, 2015 (“third quarter of fiscal 2015) and the thirty-nine weeks ended October 30, 2016 (“year-to-date 2016”), as compared to the thirty-nine weeks ended November 1, 2015 (“year-to-date 2015”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Third Quarter of Fiscal 2016 Financial Results

Net revenues in the third quarter of fiscal 2016 increased by $13,303,000, or 1.1%, compared to the third quarter of fiscal 2015, with comparable brand revenues declining 0.4%. The increase in net revenues was driven by a 3.3% increase in our e-commerce net revenues (primarily driven by West Elm, Williams-Sonoma and Rejuvenation), with particular strength in furniture, partially offset by a 1.2% decrease in retail net revenues (primarily driven by Pottery Barn and Pottery Barn Kids). Retail leased square footage increased 3.1% compared to the third quarter of fiscal 2015 due to 12 net new stores, primarily in the West Elm brand, where we saw a year-over-year retail net revenue increase. Net revenue growth in the third quarter of fiscal 2016 included a 3.5% increase in international revenues.

In Pottery Barn, our largest brand, comparable brand revenues decreased 4.6% in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Pottery Barn was most impacted by a softening retail environment from a more cautious consumer. At the same time, we are very focused on reestablishing growth in this brand and, as a result, we have begun to see improved trends across several categories, including our new furniture collections and textiles. In the third quarter of fiscal 2016, Williams-Sonoma comparable brand revenues were up 0.1% over the third quarter of fiscal 2015. We saw favorable results in cookware, bakeware and cutlery this quarter, but experienced some softness in electrics. In West Elm, comparable brand revenues increased 12.0% in the third quarter of fiscal 2016 compared to 15.7% in the third quarter of fiscal 2015. The brand continues to experience gains across core segments, but was particularly strong in both furniture and lighting. In Pottery Barn Kids, comparable brand revenues declined by 1.0% in the third quarter of fiscal 2016. Strength in our furniture and seasonal businesses was offset by softness in the textiles category. In PBteen, comparable brand revenues declined 10.9% in the third quarter of fiscal 2016. After a strong start to back-to-school and a successful dorm season, we saw softening in our core furniture and textile businesses.

Additionally, in the third quarter of fiscal 2016, diluted earnings per share was $0.78 versus $0.77 in the third quarter of fiscal 2015, and we returned $72,284,000 to our stockholders through stock repurchases and dividends.

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

The following table summarizes our net revenues for the third quarter of fiscal 2016 and fiscal 2015, and year-to-date 2016 and 2015:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	October 30, 2016	% Total	November 1, 2015	% Total	October 30, 2016	% Total	November 1, 2015	% Total
E-commerce net revenues	$648,743	52.1%	$628,191	51.0%	$1,824,660	52.1%	$1,730,677	51.1%
Retail net revenues	596,642	47.9%	603,891	49.0%	1,677,571	47.9%	1,659,109	48.9%
Net revenues	$1,245,385	100.0%	$1,232,082	100.0%	$3,502,231	100.0%	$3,389,786	100.0%

Net revenues in the third quarter of fiscal 2016 increased by $13,303,000, or 1.1%, compared to the third quarter of fiscal 2015, with comparable brand revenues declining 0.4%. The increase in net revenues was driven by a 3.3% increase in our e-commerce net revenues (primarily driven by West Elm, Williams-Sonoma and Rejuvenation), with particular strength in furniture, partially offset by a 1.2% decrease in retail net revenues (primarily driven by Pottery Barn and Pottery Barn Kids). Retail leased square footage increased 3.1% compared to the third quarter of fiscal 2015 due to 12 net new stores, primarily in the West Elm brand, where we saw a year-over-year retail net revenue increase. Net revenue growth in the third quarter of fiscal 2016 included a 3.5% increase in international revenues.

Net revenues for year-to-date 2016 increased by $112,445,000 or 3.3%, compared to year-to-date 2015, with comparable brand revenue growth of 1.4%. The increase in net revenues was driven by a 5.4% increase in our e-commerce net revenues (primarily driven by West Elm, Williams-Sonoma, Pottery Barn Kids and Rejuvenation) and a 1.1% increase in our retail net revenues (primarily driven by West Elm and our international operations), with particular strength in furniture. Net revenue growth for year-to-date 2016 included a 15.3% increase in international revenues and a 3.1% increase in retail leased square footage primarily due to 12 net new stores.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Comparable brand revenue growth (decline)	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Pottery Barn	(4.6%)	2.0%	(3.2%)	3.5%
Williams-Sonoma	0.1%	1.2%	1.2%	1.2%
West Elm	12.0%	15.7%	15.4%	15.6%
Pottery Barn Kids	(1.0%)	4.7%	0.2%	3.1%
PBteen	(10.9%)	(0.9%)	(5.5%)	1.8%
Total	(0.4%)	4.5%	1.4%	5.1%

RETAIL STORE DATA

	Store Count					Average Leased Square Footage Per Store
	July 31, 2016	Openings	Closings	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Williams-Sonoma	241	1	(1)	241	243	6,600	6,600
Pottery Barn	201	1	—	202	200	13,800	13,700
Pottery Barn Kids	89	—	—	89	90	7,500	7,500
West Elm	89	10	(2)	97	84	13,300	13,400
Rejuvenation	6	—	—	6	6	9,300	9,000
Total	626	12	(3)	635	623	10,000	9,900
Store selling square footage at period-end						3,966,000	3,839,000
Store leased square footage at period-end						6,381,000	6,188,000

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	October 30, 2016	% Net Revenues	November 1, 2015	% Net Revenues	October 30, 2016	% Net Revenues	November 1, 2015	% Net Revenues
Cost of goods sold[1]	$787,162	63.2%	$780,894	63.4%	$2,240,952	64.0%	$2,153,132	63.5%
[1]	Includes total occupancy expenses of $168,020,000 and $159,415,000 for the third quarter of fiscal 2016 and the third quarter of fiscal 2015, respectively, and $494,741,000 and $466,859,000 for year-to-date 2016 and year-to-date 2015, respectively.

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

Third Quarter of Fiscal 2016 vs. Third Quarter of Fiscal 2015

Cost of goods sold increased by $6,268,000, or 0.8%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Cost of goods sold as a percentage of net revenues decreased to 63.2% in the third quarter of fiscal 2016 from 63.4% in the third quarter of fiscal 2015. This decrease was primarily driven by higher selling margins from reduced shipping and fulfillment-related costs as a result of our focus on our supply chain and inventory initiatives, partially offset by occupancy deleverage.

In the e-commerce channel, cost of goods sold as a percentage of net revenues decreased in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 primarily driven by reduced shipping and fulfillment-related costs as a result of our focus on our supply chain and inventory initiatives.

In the retail channel, cost of goods sold as a percentage of net revenues increased in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 primarily driven by occupancy deleverage.

Year-to-Date Fiscal 2016 vs. Year-to-Date Fiscal 2015

Cost of goods sold increased by $87,820,000, or 4.1%, year-to-date fiscal 2016 compared to year-to-date fiscal 2015. Cost of goods sold as a percentage of net revenues increased to 64.0% year-to-date 2016 from 63.5% year-to-date fiscal 2015. This increase was primarily driven by an increase in occupancy costs related to investments in our supply chain.

In the e-commerce channel, cost of goods sold as a percentage of net revenues decreased year-to-date fiscal 2016 compared to year-to-date fiscal 2015 primarily driven by higher selling margins from reduced shipping and fulfillment-related costs as a result of our focus on our supply chain and inventory initiatives, partially offset by an increase in occupancy costs related to investments in our supply chain.

In the retail channel, cost of goods sold as a percentage of net revenues increased year-to-date fiscal 2016 compared to year-to-date fiscal 2015 primarily driven by lower selling margins and occupancy deleverage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	October 30, 2016	% Net Revenues	November 1, 2015	% Net Revenues	October 30, 2016	% Net Revenues	November 1, 2015	% Net Revenues
Selling, general and administrative expenses	$348,244	28.0%	$340,505	27.6%	$1,004,499	28.7%	$970,700	28.6%

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

Third Quarter of Fiscal 2016 vs. Third Quarter of Fiscal 2015

Selling, general and administrative expenses increased by $7,739,000, or 2.3%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Selling, general and administrative expenses as a percentage of net revenues increased to 28.0% in the third quarter of fiscal 2016 from 27.6% in the third quarter of fiscal 2015. This increase as a percentage of net revenues was primarily driven by an increase in advertising expenses as a result of our focus on new customer acquisition, the deleverage of general expenses, and severance-related reorganization charges of approximately $1,185,000 in the third quarter of fiscal 2016, partially offset by the leverage of employment costs.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 primarily driven by an increase in advertising expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 primarily driven by a reduction in advertising, general expenses and employment costs.

Year-to-Date Fiscal 2016 vs. Year-to-Date Fiscal 2015

Selling, general and administrative expenses increased by $33,799,000, or 3.5%, year-to-date fiscal 2016 compared to year-to-date fiscal 2015. Selling, general and administrative expenses as a percentage of net revenues increased to 28.7% year-to-date fiscal 2016 from 28.6% year-to-date fiscal 2015. This increase as a percentage of net revenues was primarily driven by severance-related reorganization charges of approximately $14,406,000 during year-to-date fiscal 2016, partially offset by the leverage of employment costs.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased year-to-date fiscal 2016 compared to year-to-date fiscal 2015 primarily driven by an increase in advertising expenses as a result of our focus on new customer acquisition, partially offset by the leverage of general expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased year-to-date fiscal 2016 compared to year-to-date fiscal 2015 primarily driven by the leverage of employment costs.

INCOME TAXES

The effective tax rate was 37.3% for year-to-date 2016 and 36.3% for year-to-date 2015, reflecting favorable resolution of certain tax matters for year-to-date 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of October 30, 2016, we held $75,381,000 in cash and cash equivalents, the majority of which is held in demand deposit accounts and money market funds, of which $51,914,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

In fiscal 2016, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, stock repurchases, dividend payments and purchases of property and equipment. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. For year-to-date 2016, we borrowed $125,000,000 under the credit facility, all of which was outstanding as of October 30, 2016. For year-to-date 2015, we borrowed $200,000,000 under the credit facility, all of which was outstanding as of November 1, 2015.

As of October 30, 2016, issued but undrawn standby letters of credit totaling $12,289,000 were outstanding under the credit facility. Additionally, as of October 30, 2016, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which $6,585,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants under the credit facility and the three unsecured letter of credit reimbursement facilities and, based on our current projections, we expect to remain in compliance throughout the next 12 months. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For year-to-date 2016, net cash provided by operating activities was $122,464,000 compared to net cash provided by operating activities of $93,045,000 for year-to-date 2015. For year-to-date 2016, net cash provided by operating activities was primarily attributable to earnings adjusted for non-cash items and an increase in deferred rent and lease incentives partially offset by an increase in merchandise inventories and income taxes payable. Net cash provided by operating activities increased compared to year-to-date 2015 primarily due to a decrease in year over year merchandise inventories, partially offset by a decrease in income taxes payable and customer deposits.

Cash Flows from Investing Activities

For year-to-date 2016 and year-to-date 2015, net cash used in investing activities was $126,799,000 and $135,534,000, respectively, and was primarily attributable to purchases of property and equipment.

Cash Flows from Financing Activities

For year-to-date 2016, net cash used in financing activities was $111,238,000 compared to $108,574,000 for year-to-date 2015. For year-to-date 2016, net cash used in financing activities was primarily attributable to repurchases of common stock and the payment of dividends, partially offset by borrowings under our revolving line of credit. Net cash used in financing activities compared to year-to-date 2015 increased primarily due to a decrease in borrowings under our revolving line of credit, partially offset by a decrease in the repurchase of common stock.

Stock Repurchase Program and Dividends

See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the third quarter of fiscal 2016, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended January 31, 2016.

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

Interest Rate Risk

Our revolving line of credit has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. As of October 30, 2016, we had borrowings of $125,000,000 outstanding under the credit facility. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instrument would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of October 30, 2016, our investments, made primarily in demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 1% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during the third quarter of fiscal 2016 or the third quarter of fiscal 2015. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail and/or e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the third quarter of fiscal 2016 or the third quarter of fiscal 2015, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of October 30, 2016, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of October 30, 2016 with respect to shares of common stock we repurchased during the third quarter of fiscal 2016. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
August 1, 2016 – August 28, 2016	224,031	$52.82	224,031	$473,851,000
August 29, 2016 – September 25, 2016	235,980	$50.85	235,980	$461,851,000
September 26, 2016 – October 30, 2016	311,316	$48.72	311,316	$446,683,000

Total	771,327	$50.56	771,327	$446,683,000

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1*	Third Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 26, 2016
10.2*	Third Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 26, 2016
10.3*	Third Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 26, 2016
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie P. Whalen
Julie P. Whalen
Chief Financial Officer

Date: December 7, 2016