Form 10-K
period 2017-01-29
WILLIAMS SONOMA INC
filed 2017-03-30
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2017.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of July 31, 2016, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $4,757,778,000. It is assumed for purposes of this computation that an affiliate includes all persons as of July 31, 2016 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the Williams-Sonoma, Inc. Stock Fund within the registrant’s 401(k) Plan.

As of March 26, 2017, 86,840,278 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the letters to stockholders contained in this Annual Report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, statements related to: projections of earnings, revenues, growth and other financial items; the strength of our business and our brands; our strategic initiatives regarding innovation and operational excellence and related investments; our beliefs about our advantages and leadership position across our brands; our ability to drive long-term profitable growth; the plans, strategies, initiatives and objectives of management for future operations; our brands, products and related initiatives, including our ability to introduce new brands, new products and product lines and bring in new customers; our belief that our e-commerce websites and direct mail catalogs act as a cost-efficient means of testing market acceptance of new products and new brands; the complementary nature of our e-commerce and retail channels; our marketing efforts; our global business and expansion efforts, including franchise, other third-party arrangements and company-owned operations; our ability to attract new customers; the seasonal variations in demand; our ability to recruit, retain and motivate skilled personnel; our belief in the reasonableness of the steps taken to protect the security and confidentiality of the information we collect; our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; our belief in the ultimate resolution of current legal proceedings; the payment of dividends; our stock repurchase program; our capital allocation strategy in fiscal 2017; our planned use of cash in fiscal 2017; our compliance with financial covenants; our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations over the next 12 months; our belief that our accumulated undistributed earnings of our foreign subsidiaries are sufficient to support our anticipated future cash needs of our foreign operations; our intentions regarding the utilization of such undistributed earnings; our belief regarding the effects of potential losses under our indemnification obligations; the impact of inflation; the effects of changes in our inventory reserves; the impact of new accounting pronouncements; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

FISCAL YEAR ENDED JANUARY 29, 2017

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

In the decades that followed, the quality of our products, our ability to identify new opportunities in the market and our people-first approach to business have facilitated our expansion beyond the kitchen into nearly every area of the home. Growth across the Williams-Sonoma, Inc. portfolio has been fueled by three areas of strategic investment: brand experimentation and innovation, for a best-in-class approach to multi-channel retail experiences; operational excellence across the enterprise, from quality product and sourcing, to efficient manufacturing and supply chain; and culture and corporate social responsibility, from commitments to foster women in leadership and embrace diversity, to a healthy impact on our community and environment.

Today, Williams-Sonoma, Inc. is one of the United States’ largest e-commerce retailers with some of the best known and most beloved brands in home furnishings. We currently operate retail stores in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, and franchise our brands to third parties in the Middle East, the Philippines and Mexico. In addition, during fiscal 2016, we entered into a franchise agreement with an unaffiliated franchisee to operate stores and e-commerce websites in South Korea, beginning in 2017. Our products are also available to customers through our catalogs and online worldwide.

Williams Sonoma

From the beginning, our namesake brand, Williams Sonoma, has been bringing people together around food. A leading specialty retailer of high-quality products for the kitchen and home, the brand seeks to provide world-class service and an engaging customer experience. Williams Sonoma products include everything for cooking, dining and entertaining, including: cookware, tools, electrics, cutlery, tabletop and bar, outdoor, furniture and a vast library of cookbooks. The brand also includes Williams Sonoma Home, a premium concept that offers classic home furnishings and decorative accessories, extending the Williams Sonoma lifestyle beyond the kitchen into every room of the home.

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

West Elm

West Elm helps customers express their personal style at home. Headquartered in Brooklyn, New York, West Elm opened its first store in 2003 in Dumbo, the neighborhood it still proudly calls home. Mixing clean lines, natural materials and handcrafted collections from the U.S. and around the world, West Elm creates unique, affordable designs for modern living. From its commitment to Fair Trade Certified, local and handcrafted products, to its community-driven in-store events and collaborations, and to its role as part of an active community on social media, everything West Elm does is designed to make an impact. West Elm also operates West Elm Workspace, which provides furnishings to the commercial sector, and recently announced its expansion into the travel and hospitality industry with the launch of West Elm Hotels.

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

Mark and Graham

Launched in 2012, Mark and Graham is designed to be a premier destination for personalized gift buying. With over 100 monograms and font types to choose from, a Mark and Graham purchase is uniquely personal. The brand’s product lines include women’s and men’s accessories, small leather goods, jewelry, key item apparel, paper, entertaining and bar, home décor and seasonal items.

E-COMMERCE OPERATIONS

As of January 29, 2017, the e-commerce channel had the following merchandise strategies: Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams Sonoma Home, Rejuvenation and Mark and Graham, which sell our products through our e-commerce websites and direct-mail catalogs. We offer shipping from many of our brands to countries worldwide, while our catalogs reach customers throughout the U.S. and Australia. The e-commerce channel complements the retail channel by building brand awareness and acting as an effective advertising vehicle. In addition, we believe that our e-commerce websites and our direct mail catalogs act as a cost-efficient means of testing market acceptance of new products and new brands. Leveraging these insights and our multi-channel positioning, our marketing efforts, including the use of online advertising and the circulation of catalogs, are targeted toward driving sales to each of our channels. Consistent with our published privacy policies, we send our catalogs to addresses from our proprietary customer list, as well as to addresses from lists of other mail order direct marketers, magazines and companies with which we establish a business relationship. In accordance with prevailing industry practice and our privacy policies, we may also rent our list to select mailers. Our customer mailings are continually updated to include new prospects and to eliminate non-responders.

Detailed financial information about the e-commerce channel is found in Note K to our Consolidated Financial Statements.

RETAIL STORES

As of January 29, 2017, the retail channel had the following merchandise strategies: Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation, operating 629 stores comprising 583 stores in 43 states, Washington, D.C. and Puerto Rico, 26 stores in Canada, 19 stores in Australia and 1 store in the United Kingdom. We also have multi-year franchise agreements with third parties that currently operate 66 franchised stores and/or e-commerce websites in the Middle East, the Philippines and Mexico. In addition, during fiscal 2016, we entered into a franchise agreement with an unaffiliated franchisee to operate stores and e-commerce websites in South Korea, beginning in 2017. The retail channel complements the e-commerce channel by building brand awareness and attracting new customers to our brands. Our retail stores serve as billboards for our brands, which we believe inspires our customers to also shop online and through our catalogs.

Detailed financial information about the retail channel is found in Note K to our Consolidated Financial Statements.

SUPPLIERS

We purchase most of our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 2% of our purchases during fiscal 2016. Approximately 64% of our merchandise purchases in fiscal 2016 were sourced from foreign vendors in 43 countries, predominantly in Asia and Europe. Approximately 99% of these purchases were negotiated and paid for in U.S. dollars. In addition, we manufacture merchandise, primarily upholstered furniture and lighting, at our facilities located in North Carolina, California and Oregon.

COMPETITION AND SEASONALITY

The specialty retail business is highly competitive. Our specialty retail stores, e-commerce websites and direct-mail catalogs compete with other retailers, including large department stores, discount retailers, other specialty retailers offering home-centered assortments, other e-commerce websites and other direct mail catalogs. The substantial sales growth in the direct-to-customer industry within the last decade, particularly in e-commerce, has encouraged the entry of many new competitors and an increase in competition from established companies. In addition, we face increased competition from discount retailers who, in the past, may not have competed with us or to this degree. We compete on the basis of our brand authority, the quality of our merchandise, service to our customers, our proprietary customer list, our e-commerce websites and our marketing capabilities, as well as the location and appearance of our stores. We believe that we compare favorably with many of our current competitors with respect to some or all of these factors.

Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our net revenues and net earnings have been realized during the period from October through January, and levels of net revenues and net earnings have typically been lower during the period from February through September. We believe this is the general pattern associated with the retail industry. In preparation for and during our holiday selling season, we hire a substantial number of additional temporary employees, primarily in our retail stores, customer care centers and distribution facilities, and incur significant fixed catalog production and mailing costs.

EMPLOYEES

As of January 29, 2017, we had approximately 28,300 employees, of whom approximately 10,500 were full-time. In preparation for and during our fiscal 2016 holiday selling season, we hired approximately 9,100 temporary employees primarily in our retail stores, distribution facilities and customer care centers.

TRADEMARKS, COPYRIGHTS, PATENTS AND DOMAIN NAMES

We own and/or have applied to register 118 separate trademarks and service marks. We own and/or have applied to register our key brand names as trademarks in the U.S. and 93 additional jurisdictions. Generally, exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries and franchisees under a license. These marks include our core brand names as well as brand names for selected products and services. The core brand names in particular, including “Williams Sonoma,” “Pottery Barn,” “pottery barn kids,” “PBteen,” “west elm,” “Williams Sonoma Home,” “Rejuvenation” and “Mark and Graham” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We also own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications, website designs and store designs, among other things, which are used by our subsidiaries and franchisees under a license. We hold patents on certain product functions and product designs. Patents are generally valid for 14 to 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,”

“pbteen.com,” “westelm.com,” “wshome.com,” “williams-sonomainc.com,” “rejuvenation.com” and “markandgraham.com.” Collectively, the trademarks, copyrights, trade dress rights and domain names that we hold are of material importance to us.

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

In addition, we must manage our inventory effectively and commensurate with customer demand. Much of our inventory is sourced from vendors located outside of the U.S. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, up to twelve months and generally multiple seasons in advance of the applicable selling season and frequently before trends are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. Our vendors also may not have the capacity to handle our demands or may go out of business in times of economic crisis. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate, and our business and operating results may be negatively impacted.

We may be exposed to cybersecurity risks and costs associated with credit card fraud and identity theft that could cause us to incur unexpected expenses and loss of revenue.

A significant portion of our customer orders are placed through our e-commerce websites or through our customer care centers. In addition, a significant portion of sales made through our retail channel require the collection of certain customer data, such as credit card information. In order for our sales channels to function successfully, we, our banking and authorizations partners, and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information and other personal information of our customers, securely over public and private networks. Third parties may have or develop the technology or knowledge to breach, disable, disrupt or interfere with our systems or processes or those of our vendors. Although we take the security of our systems and the privacy of our customers’ confidential information seriously, and we believe we take reasonable steps to protect the security and confidentiality of the information we collect, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. The techniques used to obtain unauthorized access to systems change frequently and are not often recognized until after they have been launched. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our information systems, including our e-commerce websites or stores, and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation, regulatory investigations and other significant liabilities. Such a breach could also seriously disrupt, slow or hinder our operations and harm our reputation and customer relationships, any of which could harm our business.

In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft. As our business expands globally, we are subject to data privacy and other similar laws in various foreign jurisdictions, such as the European Union. If we are the target of a cybersecurity attack resulting in unauthorized disclosure of our customer data, we may be required to undertake costly notification procedures. In addition, compliance with these laws will likely increase the costs of doing business. If we fail to implement appropriate safeguards, detect and provide prompt notice of unauthorized access as required by some of these laws, or otherwise comply with these laws, we could be subject to potential fines, claims for damages and other remedies, which could be significantly in excess of our insurance coverage and could harm our business.

If we are unable to effectively manage our e-commerce business and digital marketing efforts, our reputation and operating results may be harmed.

Our e-commerce channel has been our fastest growing business over the last several years and represents more than half of our sales and profits. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control. We must continually respond to changing consumer preferences and buying trends relating to e-commerce usage, including an emphasis on mobile e-commerce. Our success in e-commerce has been strengthened in part by our ability to leverage the information we have on our customers to infer customer interests and affinities such that we can personalize the experience they have with us. We also utilize interest-based advertising to target internet and mobile users whose behavior indicates they might be interested in our products. Current or future legislation may reduce or restrict our ability to use these techniques, which could reduce the effectiveness of our marketing efforts.

We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce and mobile websites and digital marketing efforts, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; vendor reliability; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. We must keep up to date with competitive technology trends and opportunities that are emerging throughout the retail environment, including the use of new or improved technology, evolving creative user interfaces, and other e-commerce marketing trends such as paid search, re-targeting, and the proliferation of mobile usage, among others. While we make our best efforts to predict and invest in technology that is most relevant and beneficial to our company, our initiatives may not prove to be successful, may increase our costs, or may not succeed in driving sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales or margin in our e-commerce business, as well as damage our reputation and brands.

Our dependence on foreign vendors and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.

Approximately 64% of our merchandise purchases in fiscal 2016 were sourced from foreign vendors in 43 countries, predominantly in Asia and Europe. Our dependence on foreign vendors means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Although approximately 99% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, the rising cost of labor in the countries in which our foreign vendors operate has resulted in increases in our costs of doing business. Any further increases in the cost of living in such countries may result in additional increases in our costs or in our foreign vendors going out of business.

We, and our foreign vendors, are also subject to other risks and uncertainties associated with changing economic and political conditions within and outside of the U.S. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), government regulations, employment and labor matters, wars and fears of war, political unrest, natural disasters, public health issues, regulations to address climate change and other trade restrictions. We cannot predict whether any of the countries from which our raw materials or products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including labor disputes resulting in work disruption (such as the disruptions at the west coast ports in early 2015), the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost, reduce the supply of merchandise available to us, or result in excess inventory if merchandise is received after the planned or appropriate selling season, all of which could adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions. In addition, an economic downturn, or failure of foreign markets, may result in financial instabilities for our foreign vendors, which may cause our foreign vendors to decrease production, discontinue selling to us, or cease operations altogether. Our global operations in Asia, Australia and Europe could also be affected by changing economic and political conditions in foreign countries, either of which could have a negative effect on our business, financial condition and operating results.

Although we continue to be focused on improving our global compliance program, there remains a risk that one or more of our foreign vendors will not adhere to our global compliance standards, such as fair labor standards and the prohibition of child labor. Non-governmental organizations might attempt to create an unfavorable impression of our sourcing practices or the practices of some of our foreign vendors that could harm our image. If either of these events occurs, we could lose customer goodwill and favorable brand recognition, which could negatively affect our business and operating results.

We depend on foreign vendors and third-party agents for timely and effective sourcing of our merchandise, and we may not be able to acquire products in sufficient quantities and at acceptable prices to meet our needs, which would impact our operations and financial results.

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

Any inability to acquire suitable merchandise on acceptable terms or the loss of one or more of our foreign vendors or third-party agents could have a negative effect on our business and operating results because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new third-party agents or vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those we currently purchase.

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

We are currently growing our business and increasing our global presence by opening new stores outside of the U.S., expanding our franchise operations, and offering shipping globally through third-party vendors. In fiscal 2013 we opened our first company-owned retail stores and launched e-commerce websites outside of North America as part of our overall global expansion strategy. While our global expansion to date has been a small part of our business, we plan to continue to increase the number of stores we open both directly and through our franchise arrangements. We have limited experience with global sales, understanding consumer preferences and anticipating buying trends in different countries, and marketing to customers overseas. Moreover, global awareness of our brands and our products may not be high. Consequently, we may not be able to successfully compete with established brands in these markets and our global sales may not result in the revenues we anticipate. Also, our products may not be accepted, either due to foreign legal requirements or due to different consumer tastes and trends. If our global growth initiatives are not successful, or if we or any of our third-party vendors fail to comply with any applicable regulations or laws, the value of our brands may be harmed and our future opportunities for global growth may be negatively affected. Further, the administration of our global expansion may divert management attention and require more resources than we expect. In addition, we are exposed to foreign currency exchange rate risk with respect to our operations denominated in currencies other than the U.S. dollar. Our retail stores in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe expose us to market risk associated with foreign currency exchange rate fluctuations. Although we use instruments to hedge certain foreign currency risks, such hedges may not succeed in offsetting all of the impact of foreign currency rate volatility and generally only delay such impact on our business and financial results. Further, because we do not hedge against all of our foreign currency exposure our business will continue to be susceptible to foreign currency fluctuations. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of the transactions that we enter into, the currency exchange rates associated with these exposures, changes in those rates and whether we have entered into foreign currency hedge contracts to offset these exposures. All of these factors could materially impact our results of operations, financial position and cash flows.

We have franchise agreements with unaffiliated franchisees to operate stores and/or e-commerce websites in the Middle East, the Philippines and Mexico. In addition, during fiscal 2016, we entered into a franchise agreement with an unaffiliated franchisee to operate stores and e-commerce websites in South Korea, beginning in 2017. Under these agreements, our franchisees operate stores and/or e-commerce websites that sell goods purchased from us under our brand names. We continue to expand our franchise operations with our existing franchisees as well as seek out and identify new select franchise partnerships for select countries. The effect of these franchise arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new global markets. In addition, certain aspects of our franchise arrangements are not directly within our control, such as the ability of each franchisee to meet its projections regarding store openings and sales, and the impact of exchange rate fluctuations on their business. Moreover, while the agreements we have entered into may provide us with certain termination rights, to the extent that our franchisees do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with these franchise arrangements, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable regulations or laws could have an adverse effect on our results of operations.

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

Moreover, our global operations subject us to a variety of risks and challenges, including:

•	increased management, infrastructure and legal compliance costs, including the cost of real estate and labor in those markets;
•	increased financial accounting and reporting requirements and complexities;
•	increased operational and tax complexities, including managing our inventory globally;
•	the diversion of management attention away from our core business;
•	general economic conditions, changes in diplomatic and trade relationships and political and social instability in each country or region;
•	economic uncertainty around the world;
•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•	compliance with U.S. laws and regulations for foreign operations;
•	dependence on certain third parties, including vendors and other service providers, with whom we do not have extensive experience;
•	fluctuations in foreign currency exchange rates and the related effect on our financial results, and the use of foreign exchange hedging programs to mitigate such risks;
•	growing cash balances in foreign jurisdictions which may be subject to repatriation restrictions;
•	reduced or varied protection for intellectual property rights in some countries and practical difficulties of enforcing such rights abroad; and
•	compliance with the laws of foreign taxing jurisdictions and the overlapping of different tax regimes.

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

In addition, as we continue to expand our global operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. We must ensure that our employees and third-party agents comply with these laws. If any of our overseas operations, or our employees or third-party agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

A number of factors that affect our ability to successfully open new stores or close existing stores are beyond our control, and these factors may harm our ability to expand or contract our retail operations and harm our ability to increase our sales and profits.

Approximately 48% of our net revenues are generated by our retail stores. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors, including:

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

If we are unable to effectively manage our inventory levels and responsiveness of our supply chain, including predicting the appropriate levels and type of inventory to stock within each of our distribution facilities, our business and operating results may be harmed. We continue to insource furniture delivery hubs in certain geographies and continue with the regionalization of our retail and e-commerce fulfillment capabilities. We are subject to risks that may disrupt our supply chain operations or regionalization efforts, such as increasing labor costs, union organizing activity, and our ability to effectively locate real estate for our distribution facilities or other supply chain operations.

Further, we cannot control all of the various factors that might affect our e-commerce fulfillment rates and timely and effective merchandise delivery to our stores. We rely upon third-party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from our stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to our customers. As a result of our dependence on all of these third-party providers, we are subject to risks, including labor disputes (such as the disruptions at the west coast ports in early 2015), union organizing activity, inclement weather, natural disasters, the closure of such carriers’ offices or a reduction in operational hours due to an economic slowdown, possible acts of terrorism affecting such carriers’ ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs, and costs associated with any regulations to address climate change. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have been volatile and airline and other transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment expenses could negatively affect our business and operating results.

Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results.

Our e-commerce business depends, in part, on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations in our distribution facilities, our customer care centers and on our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone or network services, power outages, inadequate system capacity, system hardware or software issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, insufficient or inadequate labor to fulfill the orders, disruptions in our third-party labor contracts, inefficiencies due to inventory levels and limited distribution facility space, natural disasters or adverse weather conditions. Industries that are particularly seasonal, such as the home furnishings business, face a higher risk of harm from operational disruptions during peak sales seasons. These problems could result in a reduction in sales as well as increased selling, general and administrative expenses.

In addition, we face the risk that we cannot hire enough qualified employees to support our e-commerce operations, or that there will be a disruption in the workforce we hire from our third-party providers, especially during our peak season. The need to operate with fewer employees could negatively impact our customer service levels and our operations.

Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters and other unexpected events, any of which could result in an interruption in our business and harm our operating results.

Our retail stores, corporate offices, distribution and manufacturing facilities, infrastructure and e-commerce operations, as well as the operations of our vendors from which we receive goods and services, are vulnerable to damage from earthquakes, tornadoes, hurricanes, fires, floods or other volatile weather, power losses, telecommunications failures, hardware and software failures, computer viruses and similar events. If any of these events result in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.

Catalog mailings are an important component of our business. Postal rate increases affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, which could be changed or discontinued at any time. Further, the U.S. Postal Service may raise rates in the future, which could negatively impact our business. The cost of paper, printing and catalog distribution also impacts our catalog business. We have consolidated all of our catalog printing work with one printer. Our dependence on one vendor subjects us to various risks if the vendor fails to perform under our agreement. Paper costs have also fluctuated significantly in the past and may continue to fluctuate in the future. We have also recently consolidated all of our paper purchasing through a single broker. Consolidation within the paper industry has reduced the number of potential suppliers capable of meeting our paper requirements, leading to increased costs. Our dependence on a single broker and/or further consolidation in the paper industry could limit our ability in the future to obtain favorable terms including price, custom paper quality, paper quantity and service. Future increases in postal rates, paper costs or printing costs could have a negative impact on our operating results to the extent that we are unable to offset such increases by raising prices, implementing more efficient printing, mailing, delivery and order fulfillment systems, or through the use of alternative direct mail formats. In addition, if the performance of our catalogs declines, if we misjudge the correlation between our catalog circulation and net sales, or if our catalog strategy overall does not continue to be successful, our results of operations could be negatively impacted.

We have historically experienced fluctuations in our customers’ response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom the catalogs are mailed, changes in mailing strategies, the size of our mailings, timing of delivery of our mailings, as well as the general retail sales environment and current domestic and global economic conditions. In addition, environmental organizations and other consumer advocacy groups may attempt to create an unfavorable impression of our paper use in catalogs and our distribution of catalogs generally, which may have a negative effect on our sales and our reputation. Further, we depend upon external vendors to print and mail our catalogs. The failure to effectively produce or distribute our catalogs could affect the timing of catalog delivery. The timing of catalog delivery has been and can be affected by postal service delays and may be impacted in the future by changes in the services provided by the post office. Any delays in the timing of catalog delivery could cause customers to forego or defer purchases, negatively impacting our business and operating results.

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

We have in the past and may in the future introduce new brands and brand extensions, reposition brands, close existing brands, or acquire new brands, especially as we continue to expand globally. Our newest brands and brand extensions — Williams Sonoma Home, PBteen and Mark and Graham, and any other new brands, as well as our acquired brand, Rejuvenation, or our expansion into new lines of business, including commercial furniture and hospitality, may not grow as we project and plan for. The work involved with integrating new brands into our existing systems and operations could be time consuming, require significant amounts of management time and result in the diversion of substantial operational resources. Further, if we devote time and resources to new brands, acquired brands, brand extensions, brand repositioning, or new lines of business and those businesses are not as successful as we planned, then we risk damaging our overall business results or incurring impairment charges to write off any existing goodwill associated with previously acquired brands. Alternatively, if our new brands, acquired brands, brand extensions, repositioned brands or new lines of business prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. Further, in an effort to acquire or build new brands at an early enough stage to leverage the full scale of our capabilities and assets, we may forego the long-term evidence to guarantee success in new or emerging businesses. As a result, we may not be able to introduce new brands and brand extensions, integrate newly acquired brands, reposition existing brands, develop new lines of business or expand our brands globally, in a manner that improves our overall business and operating results and may therefore be forced to close the brands or new lines of business, which may damage our reputation and negatively impact our operating results.

Any significant changes in U.S. trade, tax or other policies that restrict imports or increase import tariffs could have a material adverse effect on our results of operations.

A significant portion of our products are manufactured outside of the U.S. Lawmakers are evaluating proposals for substantial changes to U.S. trade and tax policies, which could include import restrictions, increased import tariffs or border-adjustment taxes. These policies — particularly a border-adjustment tax — could significantly increase our tax burden. These policies may also require us to increase our prices, which would likely adversely affect our sales and revenue. In addition, other countries might retaliate through the imposition of their own restrictions or increased tariffs, which could adversely affect our global sales and revenue. Any significant changes in current U.S. trade, tax or other policies could have a material adverse effect on our results of operations.

Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results.

We are subject to income taxes in many U.S. and certain foreign jurisdictions. Our provision for income taxes is subject to volatility and could be adversely impacted by a number of factors that require significant judgment and estimation. Although we believe our estimates are reasonable, actual results may materially differ from our estimates and adversely affect our financial condition or operating results. We record tax expense based on our estimates of future payments, which include reserves for our estimates of the additional income tax liability that is more likely than not to result from the ultimate resolution of foreign and domestic tax examinations. At any one time, many tax years are subject to examination by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly and annual effective tax rates as taxable events occur and uncertain tax positions are evaluated.

In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or losses in countries with differing statutory tax rates or by changes to existing laws or regulations. For example, U.S. lawmakers are evaluating proposals for substantial changes to U.S. fiscal and tax policies, which could include comprehensive tax reform. We cannot predict the impact, if any, these changes may have on our business; however, such changes could have a material adverse effect on our business and results of operations.

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

We may be subject to legal proceedings that could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There has been a rise in the number of lawsuits against companies like us that gather information in order to market to consumers online or through the mail and, along with other retailers, we have been named in lawsuits for gathering zip code information from our customers. We believe that we have meritorious defenses against these actions, and we will continue to vigorously defend against them. There have also been a growing number of consumer protection, e-commerce-related patent infringement lawsuits and employment-related lawsuits in recent years. From time to time, we have been subject to these types of lawsuits. The cost of defending against these types of claims against us or the ultimate resolution of any such claims, whether by settlement or adverse court decision, may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to stockholder lawsuits.

Our operating results may be harmed by unsuccessful management of our employment, occupancy and other operating costs, and the operation and growth of our business may be harmed if we are unable to attract qualified personnel.

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially during holiday selling seasons, and incur other expenses to support new brands and brand extensions and the growth of our existing brands, including the opening of new stores. In addition, the market for prime real estate is competitive, especially in San Francisco where our corporate offices are headquartered. If we are unable to make substantial adjustments to our cost structure during times of uncertainty, such as an economic downturn or during times of expansion, we may incur unnecessary expenses or we may have inadequate resources to properly run our business, and our business and operating results may be negatively impacted. From time to time, we may also experience union organizing activity in currently non-union facilities, including in our stores and distribution facilities. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits and other employment-related lawsuits against retail companies, especially in California. State, federal and global laws and regulations regarding employment change frequently and the ultimate cost of compliance cannot be precisely estimated. Further, there have been and may continue to be increases in minimum wage and health care requirements. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, trade, or health care, could have an adverse impact on our financial condition and results of operations.

We contract with various agencies to provide us with qualified personnel for our workforce. Any negative publicity regarding these agencies, such as in connection with immigration issues or employment practices, could damage our reputation, disrupt our ability to obtain needed labor or result in financial harm to our business, including the potential loss of business-related financial incentives in the jurisdictions where we operate. Although we strive to secure long-term contracts on favorable terms with our service providers and other vendors, we may not be able to avoid unexpected operating cost increases in the future, such as those associated with minimum wage increases or enhanced health care requirements. Further, we incur substantial costs to warehouse and distribute our inventory. We continue to insource furniture delivery hubs in certain geographies and continue to regionalize our retail and e-commerce fulfillment capabilities. Significant increases in our inventory levels may result in increased warehousing and distribution costs, such as costs related to additional distribution facilities, which we may not be able to lease on acceptable terms, if at all. Such increases in inventory levels may also lead to increases in costs associated with inventory that is lost, damaged or aged. Higher than expected costs, particularly if coupled with lower than expected sales, would negatively impact our business and operating results. In addition, in times of economic uncertainty, these long-term contracts may make it difficult to quickly reduce our fixed operating costs, which could negatively impact our business and operating results.

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

We outsource certain aspects of our business to third-party vendors and are in the process of insourcing certain business functions from third-party vendors, both of which subject us to risks, including disruptions in our business and increased costs.

We outsource certain aspects of our business to third-party vendors that subject us to risks of disruptions in our business as well as increased costs. For example, we utilize outside vendors for such things as payroll processing, email and other digital marketing and various distribution facilities and delivery services. In some cases, we rely on a single vendor for such services. Accordingly, we are subject to the risks associated with their ability to successfully provide the necessary services to meet our needs. If our vendors are unable to adequately protect our data and information is lost, our ability to deliver our services is interrupted, our vendors’ fees are higher than expected, or our vendors make mistakes in the execution of operations support, then our business and operating results may be negatively impacted.

In addition, we are in the process of insourcing certain aspects of our business, including the management of certain furniture manufacturing and delivery, and in fiscal 2015 completed the insourcing of the management of our global vendors, each of which were previously outsourced to third-party providers. We may also need to continue to insource other aspects of our business in the future in order to control our costs and to stay competitive. This may cause disruptions in our business and result in increased cost to us. In addition, if we are unable to perform these functions better than, or at least as well as, our third-party providers, our business may be harmed.

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

We may require funding from external sources, which may not be available at the levels we require, or may cost more than we expect, and, as a consequence, our expenses and operating results could be negatively affected.

We regularly review and evaluate our liquidity and capital needs. Although we have a growing balance of cash that is held offshore, we currently believe that our available cash, cash equivalents and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs and we might need additional external funding to support our operations. Although we were able to amend and increase our line of credit facility during fiscal 2014 on acceptable terms, in the event we require additional liquidity from our lenders, such funds may not be available to us on acceptable terms, or at all. For example, in the event we were to breach any of our financial covenants, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing credit facility on less favorable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers on terms that are acceptable to us, or at all, as the availability of letter of credit facilities may become limited. Further, the providers of such credit may reallocate the available credit to other borrowers. If we are unable to access credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.

Disruptions in the financial markets may adversely affect our liquidity and capital resources and our business.

Global financial markets can experience extreme volatility, disruption and credit contraction, which adversely affect global economic conditions. Such turmoil in financial and credit markets or other changes in economic conditions could adversely affect sources of liquidity available to us or our costs of capital. We have access to capital through our revolving line of credit facility. Each financial institution, which is part of the syndicate for our revolving line of credit facility, is responsible for providing a portion of the loans to be made under the facility. If any lender, or group of lenders, with a significant portion of the commitments in our revolving line of credit facility fails to satisfy its obligations to extend credit under the facility and we are unable to find a replacement for such lender or group of lenders on a timely basis, if at all, our liquidity and our business may be materially adversely affected.

If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.

We have a $500,000,000 stock repurchase program that we intend to execute over three years, of which we have $410,578,000 remaining for future repurchases as of January 29, 2017. In March 2017, we announced that our Board of Directors had authorized an increase in our quarterly cash dividend from $0.37 to $0.39 per common share for an annual cash dividend of $1.56 per share. The stock repurchase program and dividend may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures, which could adversely affect our financial performance. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may negatively impact our stock price.

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

Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any one of our key employees leaves, is seriously injured or unable to work, or fails to perform and we are unable to find a qualified replacement, we may be unable to execute our business strategy. In addition, our main offices are located in the San Francisco Bay Area, where competition for personnel with retail and technology skills can be intense. In addition, several of our strategic initiatives, including our technology and supply chain initiatives, require that we hire and/or develop employees with appropriate experience. We may not be successful in recruiting, retaining and motivating skilled personnel domestically or globally who have the requisite experience to achieve our global business goals, and failure to do so may harm our business. Further, in the event we need to hire additional personnel, we may experience difficulties in attracting and successfully hiring such individuals due to competition for highly skilled personnel, as well as the significantly higher cost of living expenses in our market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease store locations, distribution and manufacturing facilities, corporate facilities and customer care centers for our U.S. and foreign operations for original terms generally ranging from 5 to 22 years. Certain leases contain renewal options for periods of up to 20 years.

For our store locations, our gross leased store space as of January 29, 2017 totaled approximately 6,359,000 square feet for 629 stores compared to approximately 6,163,000 square feet for 618 stores as of January 31, 2016.

Leased Properties

The following table summarizes the location and size of our leased facilities occupied as of January 29, 2017:

Location	Occupied Square Footage (Approximate)
Distribution and Manufacturing Facilities
Mississippi	2,105,000
New Jersey	2,103,000
California	1,432,000
Georgia	1,075,000
Texas	896,000
Tennessee	603,000
North Carolina	412,000
Oregon	91,000
Other	573,000

Corporate Facilities
New York	264,000
California	240,000
Oregon	71,000

Customer Care Centers
Nevada	36,000
Oklahoma	36,000
Other	25,000

In addition to the above contracts, we enter into other agreements for offsite storage needs for our distribution facilities and our retail store locations, as necessary. As of January 29, 2017, the total leased space relating to these properties was not material to us and is not included in the occupied square footage reported above.

Owned Properties

As of January 29, 2017 we owned 471,000 square feet of space, primarily in California, for our corporate headquarters and certain data center operations.

We believe that all of our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to replace our existing facilities, or to accommodate the expansion of our operations, if necessary.

ITEM 3. LEGAL PROCEEDINGS

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, which are not currently material, are increasing in number as our business expands and our company grows. We review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount can be reasonably estimated. In view of the inherent difficulty of predicting the outcome of these matters, it may not be possible to determine whether any loss is probable or to reasonably estimate the amount of the loss until the case is close to resolution, in which case no reserve is established until that time. Any claims against us, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

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

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The following table sets forth the high and low selling prices of our common stock on the NYSE for the periods indicated:

Fiscal 2016	High	Low
4th Quarter	$56.94	$45.98
3rd Quarter	$57.40	$45.96
2nd Quarter	$61.03	$47.66
1st Quarter	$61.97	$49.39
Fiscal 2015	High	Low
4th Quarter	$75.90	$47.33
3rd Quarter	$89.38	$71.03
2nd Quarter	$85.37	$74.75
1st Quarter	$84.75	$73.14

The closing price of our common stock on the NYSE on March 26, 2017 was $47.96.

STOCKHOLDERS

The number of stockholders of record of our common stock as of March 26, 2017 was 358. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Among Williams-Sonoma, Inc., the NYSE Composite Index,

and the S&P Retailing Index

	1/29/12	2/3/13	2/2/14	2/1/15	1/31/16	1/29/17
Williams-Sonoma, Inc.	100.00	131.04	162.36	237.56	160.06	151.39
NYSE Composite Index	100.00	116.94	133.26	144.28	135.18	162.58
S&P Retailing Index	100.00	129.17	162.55	195.46	229.73	273.22

* Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indices are re-weighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

DIVIDENDS

In fiscal 2016, fiscal 2015 and fiscal 2014, total cash dividends declared were approximately $133,588,000, or $1.48 per common share, $130,290,000, or $1.40 per common share, and $125,378,000, or $1.32 per common share, respectively. In March 2017, we announced that our Board of Directors had authorized a 5% increase in our quarterly cash dividend, from $0.37 to $0.39 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.

STOCK REPURCHASE PROGRAMS

During fiscal 2016, we repurchased 2,871,480 shares of our common stock at an average cost of $52.68 per share and a total cost of $151,272,000. During fiscal 2015, we repurchased 2,950,438 shares of our common stock at an average cost of $76.26 per share and a total cost of $224,995,000. During fiscal 2014, we repurchased 3,331,557 shares of our common stock at an average cost of $67.35 per share and a total cost of $224,377,000.

The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2016 under our $500,000,000 stock repurchase program:

Fiscal period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
October 31, 2016	– November 27, 2016	179,052	$ 49.33	179,052	$ 437,851,000
November 28, 2016	– December 25, 2016	256,723	$ 54.46	256,723	$ 423,871,000
December 26, 2016	– January 29, 2017	271,232	$ 49.01	271,232	$ 410,578,000
Total		707,007	$ 51.07	707,007	$ 410,578,000

Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

In thousands, except percentages, per share amounts and retail stores data	Fiscal 2016 (52 Weeks)		Fiscal 2015 (52 Weeks)	Fiscal 2014 (52 Weeks)	Fiscal 2013 (52 Weeks)	Fiscal 2012 (53 Weeks)
Results of Operations
Net revenues	$5,083,812		$4,976,090	$4,698,719	$4,387,889	$4,042,870
Net revenue growth	2.2%		5.9%	7.1%	8.5%	8.7%
Comparable brand revenue growth[1]	0.7%		3.7%	7.1%	8.8%	6.1%
Gross profit	$1,883,310		$1,844,214	$1,800,504	$1,704,216	$1,592,476
Gross margin	37.0%		37.1%	38.3%	38.8%	39.4%
Operating income	$472,599		$488,634	$502,265	$452,098	$409,163
Operating margin[2]	9.3%		9.8%	10.7%	10.3%	10.1%
Net earnings	$305,387		$310,068	$308,854	$278,902	$256,730
Basic earnings per share	$3.45		$3.42	$3.30	$2.89	$2.59
Diluted earnings per share	$3.41		$3.37	$3.24	$2.82	$2.54
Weighted average basic shares outstanding during the period	88,594		90,787	93,634	96,669	99,266
Weighted average diluted shares outstanding during the period	89,462		92,102	95,200	98,765	101,051
Financial Position
Working capital[3]	$405,924		$339,673	$515,975	$558,007	$659,645
Total assets	$2,476,879		$2,417,427	$2,330,277	$2,336,734	$2,187,679
Return on assets	12.5%		13.1%	13.2%	12.3%	12.0%
Net cash provided by operating activities	$524,709		$544,026	$461,697	$453,769	$364,127
Capital expenditures	$197,414		$202,935	$204,800	$193,953	$205,404
Long-term debt and other long-term obligations	$71,215		$49,713	$62,698	$61,780	$50,216
Stockholders’ equity	$1,248,220		$1,198,226	$1,224,706	$1,256,002	$1,309,138
Stockholders’ equity per share (book value)	$14.29		$13.38	$13.33	$13.35	$13.39
Return on equity	25.0%		25.6%	24.9%	21.7%	20.0%
Annual dividends declared per share	$1.48		$1.40	$1.32	$1.24	$0.88
E-commerce Net Revenues
E-commerce net revenue growth	4.4%		6.4%	12.1%	13.1%	14.5%
E-commerce net revenues as a percent of net revenues	51.8%		50.7%	50.5%	48.2%	46.2%
Retail Net Revenues
Retail net revenue growth (decline)	(0.1%	)	5.4%	2.4%	4.6%	4.1%
Retail net revenues as a percent of net revenues	48.2%		49.3%	49.5%	51.8%	53.8%
Number of stores at year-end	629		618	601	585	581
Store selling square footage at year-end	3,951,000		3,827,000	3,684,000	3,590,000	3,548,000
Store leased square footage at year-end	6,359,000		6,163,000	5,965,000	5,838,000	5,778,000

[1]	Comparable brand revenue is calculated on a 52-week to 52-week basis, with the exception of fiscal 2012 which was calculated on a 53-week to 53-week basis. See definition of comparable brand revenue within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
[2]	Operating margin is defined as operating income as a percent of net revenues.
[3]	In fiscal 2015, we prospectively adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, and now present both deferred tax assets and deferred tax liabilities as noncurrent in our Consolidated Balance Sheets. Prior balance sheets were not retrospectively adjusted and, as a result, working capital for fiscal 2012, fiscal 2013 and fiscal 2014 may not be comparable to fiscal 2015 and fiscal 2016.

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

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended January 29, 2017 (“fiscal 2016”), the 52 weeks ended January 31, 2016 (“fiscal 2015”), and the 52 weeks ended February 1, 2015 (“fiscal 2014”) should be read in conjunction with our Consolidated Financial Statements and notes thereto. All explanations of changes in operational results are discussed in order of magnitude.

OVERVIEW

Net revenues in fiscal 2016 increased by $107,722,000 or 2.2%, compared to fiscal 2015, with comparable brand revenue growth of 0.7%. This increase in net revenues was driven by a 4.4% increase in e-commerce net revenues (primarily driven by West Elm, Williams Sonoma and Rejuvenation), with particular strength in furniture. This net revenue increase was partially offset by a 0.1% decrease in retail net revenues (primarily in Pottery Barn and Williams Sonoma, partially offset by increases in West Elm and Rejuvenation). Total fiscal 2016 net revenue growth included a 7.5% increase in international revenues primarily related to our company-owned international operations.

In Pottery Barn, our largest brand, comparable brand revenues declined 3.5% in fiscal 2016 compared to fiscal 2015. This decrease was primarily driven by our furniture, decorative accessories and table top collections, partially offset by stronger sales in upholstery. In the Williams Sonoma brand, comparable brand revenues increased 1.3% in fiscal 2016 compared to fiscal 2015. Growth in cookware, cutlery, tabletop and our Williams Sonoma Home business contributed to these results. In West Elm, comparable brand revenues increased 12.8% in fiscal 2016 on top of 14.8% in fiscal 2015. Growth continued to be broad-based across categories, primarily furniture. In Pottery Barn Kids, comparable brand revenues declined 1.4% in fiscal 2016 compared to fiscal 2015. Strength in our furniture business was more than offset by softness in textiles and decorative accessories. In PBteen, comparable brand revenues declined 6.2% in fiscal 2016 compared to fiscal 2015. Strength in back to school and dorm categories was more than offset by weakness in textiles and out of stock inventory in key furniture collections and gifting categories. And in our emerging brands, Rejuvenation and Mark and Graham, net revenues increased 26.6%.

Additionally, in fiscal 2016, diluted earnings per share increased to $3.41, versus $3.37 in fiscal 2015, and we returned $284,811,000 to our stockholders through stock repurchases and dividends.

As we look forward to fiscal 2017, we plan to drive growth by focusing on our strategic priorities of innovation and operational excellence. We plan to increase our competitive advantage through innovation in e-commerce, our products and our services, as well as the retail experience. To accomplish this, we plan to invest in digital and online advertising initiatives. In Pottery Barn Kids and PBteen, we plan to drive innovation in product offerings across all stages of early life, and in Williams Sonoma, we plan to introduce high-quality products under the Williams Sonoma brand, as well as to develop innovative exclusives with our third party vendors. To enhance the customer experience in all of our stores, we plan to invest in point-of-sale technology and scheduling tools which will provide additional functionality and operational efficiencies. We plan to evaluate the role our retail stores can and should play and plan to invest in optimizing top-performing stores while closing underperforming stores. We also plan to continue to focus on operational excellence, driving strategies that directly improve our customers’ experience and value perceptions. We believe that collectively these strategies will extend our leadership position across all of our brands.

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

In thousands	Fiscal 2016	% Total	Fiscal 2015	% Total	Fiscal 2014	% Total
E-commerce net revenues	$2,633,602	51.8%	$2,522,580	50.7%	$2,370,694	50.5%
Retail net revenues	2,450,210	48.2%	2,453,510	49.3%	2,328,025	49.5%
Net revenues	$5,083,812	100.0%	$4,976,090	100.0%	$4,698,719	100.0%

Net revenues in fiscal 2016 increased by $107,722,000 or 2.2%, compared to fiscal 2015, with comparable brand revenue growth of 0.7%. This increase in net revenues was driven by a 4.4% increase in e-commerce net revenues (primarily driven by West Elm, Williams Sonoma and Rejuvenation), with particular strength in furniture. This net revenue increase was partially offset by a 0.1% decrease in retail net revenues (primarily in Pottery Barn and Williams Sonoma, partially offset by increases in West Elm and Rejuvenation). Total fiscal 2016 net revenue growth included a 7.5% increase in international revenues primarily related to our company-owned international operations.

Net revenues in fiscal 2015 increased by $277,371,000, or 5.9%, compared to fiscal 2014, with comparable brand revenue growth of 3.7%. This increase in net revenues was driven by a 6.4% increase in e-commerce net revenues (primarily driven by West Elm, Williams Sonoma and Pottery Barn Kids), and a 5.4% increase in our retail net revenues (primarily driven by West Elm), with particular strength in furniture. Total fiscal 2015 net revenue growth included a 26.8% increase in international revenues primarily related to our franchise operations, and a 3.3% increase in retail leased square footage primarily due to 17 net new stores.

The following table summarizes our net revenues by brand for fiscal 2016, fiscal 2015 and fiscal 2014:

In thousands	Fiscal 2016	Fiscal 2015	Fiscal 2014
Pottery Barn	$2,024,218	$2,074,051	$2,022,331
Williams Sonoma	1,002,194	993,609	994,651
West Elm	971,568	821,136	669,074
Pottery Barn Kids	635,381	640,073	624,594
PBteen	237,818	253,602	260,617
Other[1]	212,633	193,619	127,452
Total	$5,083,812	$4,976,090	$4,698,719

[1]	Primarily consists of net revenues from our international franchise operations, Rejuvenation, and Mark and Graham.

Comparable Brand Revenue

Comparable brand revenue includes retail comparable store sales and e-commerce sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Outlet comparable store net revenues are included in their respective brands. Comparable brand revenue excludes sales from certain operations until such time that we believe those sales are meaningful to evaluating the performance of the brand. Sales to our international franchisees have also been excluded as their stores and e-commerce websites are not operated by us.

Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days.

Comparable brand revenue growth (decline)	Fiscal 2016		Fiscal 2015		Fiscal 2014
Pottery Barn	(3.5%	)	1.9%		5.8%
Williams Sonoma	1.3%		1.1%		3.8%
West Elm	12.8%		14.8%		18.2%
Pottery Barn Kids	(1.4%	)	2.2%		5.9%
PBteen	(6.2%	)	(2.7%	)	5.7%
Total	0.7%		3.7%		7.1%

RETAIL STORE DATA

In thousands	Fiscal 2016		Fiscal 2015	Fiscal 2014
Retail net revenues	$2,450,210		$2,453,510	$2,328,025
Retail net revenue growth (decline)	(0.1%	)	5.4%	2.4%
Store count – beginning of year	618		601	585
Store openings	29		34	35
Store closings	(18)		(17)	(19)
Store count – end of year	629		618	601
Store selling square footage at year-end	3,951,000		3,827,000	3,684,000
Store leased square footage (“LSF”) at year-end	6,359,000		6,163,000	5,965,000

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams Sonoma	234	6,600	239	6,600	243	6,600
Pottery Barn	201	13,900	197	13,800	199	13,700
West Elm	98	13,300	87	13,200	69	13,700
Pottery Barn Kids	89	7,400	89	7,500	85	7,600
Rejuvenation	7	9,100	6	9,000	5	10,000
Total	629	10,100	618	10,000	601	9,900

COST OF GOODS SOLD

In thousands	Fiscal 2016	% Net Revenues	Fiscal 2015	% Net Revenues	Fiscal 2014	% Net Revenues
Cost of goods sold[1]	$3,200,502	63.0%	$3,131,876	62.9%	$2,898,215	61.7%

[1]	Includes occupancy expenses of $664,177,000, $631,817,000 and $603,357,000 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

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

Our classification of expenses in cost of goods sold may not be comparable to other public companies, as we do not include non-occupancy related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third-party warehouse management and other distribution related administrative expenses, are recorded in selling, general and administrative expenses.

Within our reportable segments, the e-commerce channel does not incur freight-to-store or store occupancy expenses, and typically operates with lower markdowns and inventory shrinkage than the retail channel.

However, the e-commerce channel incurs higher customer shipping, damage and replacement costs than the retail channel.

Fiscal 2016 vs. Fiscal 2015

Cost of goods sold increased by $68,626,000, or 2.2%, in fiscal 2016 compared to fiscal 2015. Cost of goods sold as a percentage of net revenues remained relatively flat, increasing less than 10 basis points to 63.0% in fiscal 2016 from 62.9% in fiscal 2015. Higher selling margins from reduced shipping and fulfillment-related costs as a result of our focus on our supply chain and inventory initiatives were offset by an increase in occupancy costs related to investments in our supply chain.

In the e-commerce channel, cost of goods sold as a percentage of net revenues decreased in fiscal 2016 compared to fiscal 2015 primarily driven by higher selling margins from reduced shipping and fulfillment-related costs as a result of our focus on our supply chain and inventory initiatives, partially offset by an increase in occupancy costs related to investments in our supply chain.

In the retail channel, cost of goods sold as a percentage of net revenues increased in fiscal 2016 compared to fiscal 2015, primarily driven by occupancy deleverage and lower selling margins.

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

In the retail channel, cost of goods sold as a percentage of net revenues increased for fiscal 2015 compared to fiscal 2014 driven by higher franchise revenues and increased fulfillment-related costs, partially offset by a reduction in advertising and employment costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In thousands	Fiscal 2016	% Net Revenues	Fiscal 2015	% Net Revenues	Fiscal 2014	% Net Revenues
Selling, general and administrative expenses	$1,410,711	27.7%	$1,355,580	27.2%	$1,298,239	27.6%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third-party credit card processing and other general expenses.

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

Fiscal 2016 vs. Fiscal 2015

Selling, general and administrative expenses increased by $55,131,000, or 4.1%, in fiscal 2016 compared to fiscal 2015. Selling, general and administrative expenses as a percentage of net revenues increased to 27.7% in fiscal 2016 from 27.2% in fiscal 2015. This increase as a percentage of net revenues was primarily driven by severance-related reorganization charges of approximately $14,406,000 during fiscal 2016, as well as an increase in digital advertising expenses.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased in fiscal 2016 compared to fiscal 2015 primarily driven by an increase in digital advertising expenses as a result of our focus on new customer acquisition, partially offset by the leverage of employment costs.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased in fiscal 2016 compared to fiscal 2015 primarily driven by the leverage of employment costs.

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

INCOME TAXES

Our effective income tax rate was 35.3% for fiscal 2016, 36.5% for fiscal 2015, and 38.5% for fiscal 2014. The decrease in the effective income tax rate in fiscal 2016 reflects a one-time favorable tax adjustment. The decrease in the effective income tax rate in fiscal 2015 compared to fiscal 2014 reflects fluctuations in the level and mix of earnings, as well as the favorable resolution of certain income tax matters.

LIQUIDITY AND CAPITAL RESOURCES

As of January 29, 2017, we held $213,713,000 in cash and cash equivalents, the majority of which is held in demand deposit accounts and money market funds, and of which $72,995,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2017, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, property and equipment purchases, stock repurchases and dividend payments. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. During fiscal 2016, we had borrowings of $125,000,000 under the credit facility, all of which were repaid in the fourth quarter of fiscal 2016. During fiscal 2015, we had borrowings of $200,000,000 under the credit facility, all of which were repaid in the fourth quarter of fiscal 2015.

During fiscal 2014, we redeemed restricted cash deposits of $14,289,000 previously held under collateralized trust agreements. These deposits, which secured potential liabilities associated with our workers’ compensation and other insurance programs, were replaced with standby letters of credit. As of January 29, 2017, a total of $12,090,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. Additionally, we had three unsecured letter of credit reimbursement facilities, which were amended during the year, for a total of $70,000,000, of which an aggregate of $6,565,000 was outstanding as of January 29, 2017. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance throughout fiscal 2017. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For fiscal 2016, net cash provided by operating activities was $524,709,000 compared to $544,026,000 in fiscal 2015. For fiscal 2016, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, an increase in deferred rent and lease incentives, as well as accrued salaries, benefits and other liabilities, partially offset by a decrease in income taxes payable. This represents a decrease in net cash provided by operating activities compared to fiscal 2015 primarily due to an increase in income taxes paid in fiscal 2016 compared to fiscal 2015.

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

Cash Flows from Investing Activities

For fiscal 2016, net cash used in investing activities was $196,975,000 compared to $202,166,000 for fiscal 2015, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities compared to fiscal 2015 decreased primarily due to a reduction in purchases of property and equipment.

For fiscal 2015, net cash used in investing activities was $202,166,000 compared to $188,600,000 for fiscal 2014, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities compared to fiscal 2014 increased primarily due to restricted cash receipts received in fiscal 2014 that did not recur in fiscal 2015.

Cash Flows from Financing Activities

For fiscal 2016, net cash used in financing activities was $305,806,000 compared to $369,383,000 in fiscal 2015. For fiscal 2016, net cash used in financing activities was primarily attributable to repurchases of common stock of $151,272,000 and the payment of dividends of $133,539,000. Net cash used in financing activities compared to fiscal 2015 decreased primarily due to a decrease in repurchases of common stock.

For fiscal 2015, net cash used in financing activities was $369,383,000 compared to $379,020,000 in fiscal 2014. For fiscal 2015, net cash used in financing activities was primarily attributable to repurchases of common stock of $224,995,000 and the payment of dividends of $127,636,000. Net cash used in financing activities compared to fiscal 2014 decreased primarily due to a decrease in tax withholding payments related to stock-based awards.

Dividends

See section titled Dividends within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Stock Repurchase Programs

See section titled Stock Repurchase Programs within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of January 29, 2017:

	Payments Due by Period[1]
In thousands	Fiscal 2017	Fiscal 2018 to Fiscal 2020	Fiscal 2021 to Fiscal 2022	Thereafter	Total
Operating leases[2]	$268,593	$703,308	$322,910	$531,699	$1,826,510
Purchase obligations[3]	973,102	8,889	871	—	982,862
Total	$1,241,695	$712,197	$323,781	$531,699	$2,809,372

[1]	This table excludes $28.7 million of liabilities for unrecognized tax benefits associated with uncertain tax positions as we are not able to reasonably estimate when and if cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in our accompanying Consolidated Balance Sheet as of January 29, 2017.
[2]	Projected payments include only those amounts that are fixed and determinable as of the reporting date. See Note E to our Consolidated Financial Statements for discussion of our operating leases.
[3]	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements.

Other Contractual Obligations

We have other liabilities reflected in our Consolidated Balance Sheet. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2017, which are included in our current liabilities as of January 29, 2017.

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

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of January 29, 2017:

	Amount of Outstanding Commitment Expiration By Period[1]
In thousands	Fiscal 2017	Fiscal 2018 to Fiscal 2020	Fiscal 2021 to Fiscal 2022	Thereafter	Total
Standby letters of credit	$12,090	—	—	—	$12,090
Letter of credit facilities	6,565	—	—	—	6,565
Credit facility	—	—	—	—	—
Total	$18,655	—	—	—	$18,655

[1]	See Note C to our Consolidated Financial Statements for discussion of our borrowing arrangements.

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

Reserves for shrinkage are estimated and recorded throughout the year as a percentage of net sales based on historical shrinkage results, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory counts and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution facilities, off-site storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no shrinkage reserve at year-end. Historically, actual shrinkage has not differed materially from our estimates.

Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on net earnings. As of January 29, 2017 and January 31, 2016, our inventory obsolescence reserves were $13,770,000 and $9,782,000, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. Impairment may result when the carrying value of the asset exceeds the estimated undiscounted future cash flows over its remaining useful life. For store impairment, our estimate of undiscounted future cash flows over the store lease term is based upon our experience, the historical operations of the stores and estimates of future store profitability and economic conditions. The estimates of future store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment costs, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the asset’s net carrying value and its fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital.

During fiscal 2016, fiscal 2015 and fiscal 2014, we recorded asset impairment charges of approximately $1,765,000, $2,100,000 and $241,000, respectively, related to our retail stores, which is recorded within selling, general and administrative expenses.

Goodwill

Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We first perform a qualitative assessment to evaluate goodwill for potential impairment. If based on that assessment it is more likely than not that the fair value of the reporting unit is below its carrying value, a two-step quantitative test is necessary. The first step of the quantitative impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future such as sales growth, gross margins, employment rates, capital expenditures, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, exceeds its fair value, goodwill may be impaired. We then must perform a second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any.

At January 29, 2017 and January 31, 2016, we had goodwill of $18,680,000 and $18,703,000, respectively, included in other assets primarily related to our fiscal 2011 acquisition of Rejuvenation Inc. In fiscal 2016, we performed a qualitative assessment of potential goodwill impairment and determined it was more likely than not that the fair value of each of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed and we did not recognize any goodwill impairment in fiscal 2016. In fiscal 2015 and fiscal 2014, we performed a quantitative goodwill impairment test and determined that the fair value of both our reporting units substantially exceeded their carrying value. Accordingly, we did not recognize any goodwill impairment in fiscal 2015 or fiscal 2014.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liability reserves based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different number of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for workers’ compensation, employee health benefits and product and general liability claims were $24,988,000 and $25,290,000 as of January 29, 2017 and January 31, 2016, respectively.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in our Consolidated Financial Statements. We record reserves for our estimates of the additional income tax liability that is more likely than not to result from the ultimate resolution of foreign and domestic tax examinations. At any one time, many tax years are subject to examination by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We review and update the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax examination, upon expiration of statutes of limitation, or upon occurrences of other events.

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

We are exposed to market risks, which include significant deterioration of the U.S. and foreign markets, changes in U.S. interest rates, foreign currency exchange rate fluctuations and the effects of economic uncertainty which may affect the prices we pay our vendors in the foreign countries in which we do business. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

Our revolving line of credit has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During fiscal 2016, we had borrowings of $125,000,000 under the credit facility, all of which were repaid in the fourth quarter of fiscal 2016. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instrument would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of January 29, 2017, our investments, made primarily in demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 1% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during fiscal 2016 or fiscal 2015. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail and/or e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in fiscal 2016, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note L to our Consolidated Financial Statements).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

In thousands, except per share amounts	Fiscal 2016	Fiscal 2015	Fiscal 2014
E-commerce net revenues	$ 2,633,602	$ 2,522,580	$ 2,370,694
Retail net revenues	2,450,210	2,453,510	2,328,025
Net revenues	5,083,812	4,976,090	4,698,719
Cost of goods sold	3,200,502	3,131,876	2,898,215
Gross profit	1,883,310	1,844,214	1,800,504
Selling, general and administrative expenses	1,410,711	1,355,580	1,298,239
Operating income	472,599	488,634	502,265
Interest (income) expense, net	688	627	62
Earnings before income taxes	471,911	488,007	502,203
Income taxes	166,524	177,939	193,349
Net earnings	$ 305,387	$ 310,068	$ 308,854
Basic earnings per share	$ 3.45	$ 3.42	$ 3.30
Diluted earnings per share	$ 3.41	$ 3.37	$ 3.24
Shares used in calculation of earnings per share:
Basic	88,594	90,787	93,634
Diluted	89,462	92,102	95,200
See Notes to Consolidated Financial Statements. Williams-Sonoma, Inc. Consolidated Statements of Comprehensive Income
In thousands	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net earnings	$ 305,387	$ 310,068	$ 308,854
Other comprehensive income (loss):
Foreign currency translation adjustments	1,523	(7,958)	(9,305)
Change in fair value of derivative financial instruments, net of tax	(916)	1,074	806
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	106	(1,184)	(573)
Comprehensive income	$ 306,100	$ 302,000	$ 299,782

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Balance Sheets

In thousands, except per share amounts	Jan. 29, 2017	Jan. 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$ 213,713	$ 193,647
Accounts receivable, net	88,803	79,304
Merchandise inventories, net	977,505	978,138
Prepaid catalog expenses	23,625	28,919
Prepaid expenses	52,882	44,654
Other assets	10,652	11,438
Total current assets	1,367,180	1,336,100
Property and equipment, net	923,283	886,813
Deferred income taxes, net	135,238	141,784
Other assets, net	51,178	52,730
Total assets	$ 2,476,879	$ 2,417,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 453,710	$ 447,412
Accrued salaries, benefits and other liabilities	130,187	127,122
Customer deposits	294,276	296,827
Income taxes payable	23,245	67,052
Other liabilities	59,838	58,014
Total current liabilities	961,256	996,427
Deferred rent and lease incentives	196,188	173,061
Other long-term obligations	71,215	49,713
Total liabilities	1,228,659	1,219,201
Commitments and contingencies – See Note I
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—
Common stock: $.01 par value; 253,125 shares authorized;
87,325 and 89,563 shares issued and outstanding at January 29, 2017 and January 31, 2016, respectively	873	896
Additional paid-in capital	556,928	541,307
Retained earnings	701,702	668,545
Accumulated other comprehensive loss	(9,903)	(10,616)
Treasury stock – at cost: 20 and 29 shares as of January 29, 2017 and January 31, 2016, respectively	(1,380)	(1,906)
Total stockholders’ equity	1,248,220	1,198,226
Total liabilities and stockholders’ equity	$ 2,476,879	$ 2,417,427

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount

Balance at February 2, 2014	94,049	$941	$522,595	$729,043	$6,524	$(3,101)	$1,256,002

Net earnings	—	—	—	308,854	—	—	308,854
Foreign currency translation adjustments	—	—	—	—	(9,305)	—	(9,305)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	806	—	806
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(573)	—	(573)
Exercise of stock-based awards and related tax effect	116	1	31,021	—	—	—	31,022
Conversion/release of stock-based awards[1]	1,058	10	(56,053)	—	—	—	(56,043)
Repurchases of common stock	(3,332)	(33)	(13,776)	(210,568)	—	—	(224,377)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(1,158)	(737)	—	961	(934)
Stock-based compensation expense	—	—	44,632	—	—	—	44,632
Dividends declared	—	—	—	(125,378)	—	—	(125,378)
Balance at February 1, 2015	91,891	919	527,261	701,214	(2,548)	(2,140)	1,224,706

Net earnings	—	—	—	310,068	—	—	310,068
Foreign currency translation adjustments	—	—	—	—	(7,958)	—	(7,958)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1,074	—	1,074
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(1,184)	—	(1,184)
Exercise of stock-based awards and related tax effect	68	1	17,238	—	—	—	17,239
Conversion/release of stock-based awards[1]	554	6	(31,411)	—	—	—	(31,405)
Repurchases of common stock	(2,950)	(30)	(12,646)	(212,319)	—	—	(224,995)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(492)	(128)	—	234	(386)
Stock-based compensation expense	—	—	41,357	—	—	—	41,357
Dividends declared	—	—	—	(130,290)	—	—	(130,290)
Balance at January 31, 2016	89,563	896	541,307	668,545	(10,616)	(1,906)	1,198,226

Net earnings	—	—	—	305,387	—	—	305,387
Foreign currency translation adjustments	—	—	—	—	1,523	—	1,523
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(916)	—	(916)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	106	—	106
Exercise of stock-based awards and related tax effect	39	—	4,762	—	—	—	4,762
Conversion/release of stock-based awards[1]	594	6	(26,805)	—	—	(263)	(27,062)
Repurchases of common stock	(2,871)	(29)	(12,684)	(138,559)	—	—	(151,272)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(706)	(83)	—	789	—
Stock-based compensation expense	—	—	51,054	—	—	—	51,054
Dividends declared	—	—	—	(133,588)	—	—	(133,588)
Balance at January 29, 2017	87,325	$873	$556,928	$701,702	$(9,903)	$(1,380)	$1,248,220

[1]	Amounts are shown net of shares withheld for employee taxes.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

In thousands	Fiscal 2016	Fiscal 2015	Fiscal 2014
Cash flows from operating activities:
Net earnings	$305,387	$310,068	$308,854
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	173,195	167,760	162,273
Loss on disposal/impairment of assets	3,806	4,339	2,410
Amortization of deferred lease incentives	(25,212)	(24,721)	(24,419)
Deferred income taxes	7,114	(7,436)	(248)
Tax benefit related to stock-based awards	3,230	14,592	26,952
Excess tax benefit related to stock-based awards	(4,894)	(14,494)	(26,560)
Stock-based compensation expense	51,116	41,357	44,632
Other	(423)	149	595
Changes in:
Accounts receivable	(9,794)	(12,849)	(9,366)
Merchandise inventories	4,493	(92,647)	(76,964)
Prepaid catalog expenses	5,294	5,022	(386)
Prepaid expenses and other assets	(6,367)	(9,245)	(61)
Accounts payable	3,169	60,507	4,455
Accrued salaries, benefits and other liabilities	25,876	(135)	8,867
Customer deposits	(3,037)	35,877	34,400
Deferred rent and lease incentives	35,559	31,334	23,297
Income taxes payable	(43,803)	34,548	(17,034)
Net cash provided by operating activities	524,709	544,026	461,697
Cash flows from investing activities:
Purchases of property and equipment	(197,414)	(202,935)	(204,800)
Restricted cash receipts	—	—	14,289
Other	439	769	1,911
Net cash used in investing activities	(196,975)	(202,166)	(188,600)
Cash flows from financing activities:
Repurchases of common stock	(151,272)	(224,995)	(224,377)
Payment of dividends	(133,539)	(127,636)	(125,758)
Borrowings under revolving line of credit	125,000	200,000	90,000
Repayments of borrowings under revolving line of credit	(125,000)	(200,000)	(90,000)
Tax withholdings related to stock-based awards	(27,062)	(31,790)	(56,977)
Excess tax benefit related to stock-based awards	4,894	14,494	26,560
Proceeds related to stock-based awards	1,532	2,647	4,077
Repayment of long-term obligations	—	(1,968)	(1,785)
Other	(359)	(135)	(760)
Net cash used in financing activities	(305,806)	(369,383)	(379,020)
Effect of exchange rates on cash and cash equivalents	(1,862)	(1,757)	(1,271)
Net increase (decrease) in cash and cash equivalents	20,066	(29,280)	(107,194)
Cash and cash equivalents at beginning of year	193,647	222,927	330,121
Cash and cash equivalents at end of year	$213,713	$193,647	$222,927
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,202	$1,989	$1,269
Cash paid during the year for income taxes, net of refunds	$203,426	$134,478	$172,305
Non-cash investing activities:
Purchases of property and equipment not yet paid for at end of year	$625	$2,715	$4,808

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

We are a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies — Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams Sonoma Home, Rejuvenation, and Mark and Graham — are marketed through e-commerce websites, direct mail catalogs and 629 stores. We have retail and/or e-commerce businesses in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, and ship our products to customers worldwide. Our catalogs reach customers throughout the U.S. and Australia. In addition, we have unaffiliated franchisees that operate stores and/or e-commerce websites in the Middle East, the Philippines and Mexico. In addition, during fiscal 2016, we entered into a franchise agreement with an unaffiliated franchisee to operate stores and e-commerce websites in South Korea, beginning in fiscal 2017.

Consolidation

The Consolidated Financial Statements include the accounts of Williams-Sonoma, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal Year

Our fiscal year ends on the Sunday closest to January 31, based on a 52 or 53-week year. Fiscal 2016, a 52-week year, ended on January 29, 2017; Fiscal 2015, a 52-week year, ended on January 31, 2016; and Fiscal 2014, a 52-week year, ended on February 1, 2015.

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

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less. As of January 29, 2017, we were invested primarily in demand deposit accounts and money market funds. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card, franchisee and landlord receivables for which collectability is reasonably assured. Receivables are evaluated for collectability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. Our allowance for doubtful accounts was not material to our financial statements as of January 29, 2017 and January 31, 2016.

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

Reserves for shrinkage are estimated and recorded throughout the year as a percentage of net sales based on historical shrinkage results, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory counts and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution facilities, off-site storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no shrinkage reserve at year-end. Historically, actual shrinkage has not differed materially from our estimates.

Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. As of January 29, 2017 and January 31, 2016, our inventory obsolescence reserves were $13,770,000 and $9,782,000, respectively.

Advertising and Prepaid Catalog Expenses

Advertising expenses consist of media and production costs related to e-commerce advertising, catalog mailings and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement, with the exception of prepaid catalog expenses. Prepaid catalog expenses consist primarily of third-party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and amortized over their expected period of future benefit, generally three months.

Total advertising expenses (including e-commerce advertising, catalog advertising and other advertising costs) were approximately $347,474,000, $333,276,000 and $330,070,000 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	Shorter of estimated useful life or lease term (generally 5 – 22 years)
Fixtures and equipment	2 – 20 years
Buildings and building improvements	10 – 40 years
Capitalized software	2 – 10 years

We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. Impairment may result when the carrying value of the asset exceeds the estimated undiscounted future cash flows over its remaining useful life. For store impairment, our estimate of undiscounted future cash flows over the store lease term is based upon our experience, the historical operations of the stores and estimates of future store profitability and economic conditions. The estimates of future store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment costs, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the asset’s net carrying value and its fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital.

During fiscal 2016, fiscal 2015 and fiscal 2014, we recorded asset impairment charges of approximately $1,765,000, $2,100,000 and $241,000, respectively, related to our retail stores, which is recorded within selling, general and administrative expenses.

Goodwill

Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We first perform a qualitative assessment to evaluate goodwill for potential impairment. If based on that assessment it is more likely than not that the fair value of the reporting unit is below its carrying value, a two-step quantitative test is necessary. The first step of the quantitative impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future such as sales growth, gross margins, employment rates, capital expenditures, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, exceeds its fair value, goodwill may be impaired. We then must perform a second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any.

At January 29, 2017 and January 31, 2016, we had goodwill of $18,680,000 and $18,703,000, respectively, included in other assets primarily related to our fiscal 2011 acquisition of Rejuvenation Inc. In fiscal 2016, we performed a qualitative assessment of potential goodwill impairment and determined it was more likely than not that the fair value of each of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed and we did not recognize any goodwill impairment in fiscal 2016. In fiscal 2015 and fiscal 2014, we performed a quantitative goodwill impairment test and determined that the fair value of both our reporting units substantially exceeded their carrying value. Accordingly, we did not recognize any goodwill impairment in fiscal 2015 or fiscal 2014.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and product and general liability claims. We record self-insurance liability reserves based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different number of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers’ compensation liability and product and general liability claims reserves based on an actuarial analysis of historical claims data. Self-insurance reserves for workers’ compensation, employee health benefits and product and general liability claims were $24,988,000 and $25,290,000 as of January 29, 2017 and January 31, 2016, respectively.

Customer Deposits

Customer deposits are primarily comprised of deferred revenues related to unredeemed gift cards, merchandise credits and undelivered merchandise. We maintain a liability for unredeemed gift cards and merchandise credits until the earlier of redemption, escheatment or four years as we have concluded that the likelihood of our gift cards being redeemed beyond four years from the date of issuance is remote. Income from unredeemed gift cards and merchandise credits, which is recorded in other income within selling, general and administrative expense, is not material to our consolidated financial statements. Our gift cards and merchandise credits have no expiration dates.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and debt approximate their estimated fair values. We use derivative instruments to hedge against foreign currency exchange rate fluctuations. The assets or liabilities associated with our derivative financial instruments are recorded at fair value in either other current or long-term assets or other current or long-term liabilities. The fair value of our foreign currency derivative instruments is measured using the income approach whereby we use observable market data at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. These observable inputs include spot rates, forward rates, interest rates and credit derivative market rates (refer to Notes L and M for additional information).

Revenue Recognition

We recognize revenues and the related cost of goods sold (including shipping costs) at the time the products are delivered to our customers. Revenue is recognized for retail sales (excluding home-delivered merchandise) at the point of sale in the store and, for home-delivered merchandise and e-commerce sales, when the merchandise is delivered to the customer. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period. Shipping and handling fees charged to the customer are recognized as revenue at the time the products are delivered to the customer. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities. We recognize revenues from sales to franchisees at the time merchandise ownership is transferred to the franchisee.

Sales Returns Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. A summary of activity in our sales returns reserve is as follows:

In thousands	Fiscal 2016[1]	Fiscal 2015[1]	Fiscal 2014[1]
Balance at beginning of year	$19,113	$14,782	$15,954
Provision for sales returns	303,694	321,421	311,911
Actual sales returns	(306,749)	(317,090)	(313,083)
Balance at end of year	$16,058	$19,113	$14,782

[1]	Amounts are shown net of cost of goods sold.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third-party credit card processing and other general expenses.

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

Foreign Currency Translation

Some of our foreign operations have a functional currency other than the U.S. dollar. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income within stockholders’ equity. Foreign currency exchange gains and losses are recorded in selling, general and administrative expenses (except for those discussed in Note L).

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding plus common stock equivalents for the period. Common stock equivalents consist of shares subject to stock-based awards with exercise prices less than or equal to the average market price of our common stock for the period, to the extent their inclusion would be dilutive.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The FASB also issued ASU 2016-10, Identifying Performance Obligations and Licensing in April 2016, which amends certain aspects of ASU 2014-09 for identifying performance obligations and the implementation guidance on licensing. These ASUs are effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently assessing the impact of these ASUs on our Consolidated Financial Statements, however, we expect that the adoption of these standards will result in a change in the timing of revenue recognition for certain merchandise shipped to the customer, as well as a change in the timing of recognizing breakage income related to our gift cards.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. We do not expect the adoption of this ASU to have a material impact on our financial condition, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than short-term leases). This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. We are currently assessing the impact of this ASU on our Consolidated Financial Statements, but expect that it will result in a substantial increase in our long-term assets and liabilities.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions (including the accounting for income taxes and forfeitures, among other areas). The ASU requires entities to, among other things, recognize all excess tax benefits and deficiencies in the income statement, as a component of income tax expense or benefit, in the period in which they occur. The ASU also allows an entity to make an accounting policy election to either estimate expected forfeitures or account for them as they occur. We will adopt this ASU in the first quarter of fiscal 2017. Any increased volatility in the income statement as a result of applying the provisions of the ASU will be dependent on future vesting activity and volatility in our stock price. We plan to continue to estimate expected forfeitures.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other than Inventory. The amendments remove the prohibition against the recognition of current and deferred income tax effects of intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We do not expect the adoption of this ASU to have a material impact on our financial condition, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating step two from the goodwill impairment test. The ASU requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019 and early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our financial condition, results of operations or cash flows.

Note B: Property and Equipment

Property and equipment consists of the following:

In thousands	Jan. 29, 2017	Jan. 31, 2016
Leasehold improvements	$923,909	$861,852
Fixtures and equipment	762,379	714,911
Capitalized software	584,122	455,954
Land and buildings	172,856	172,782
Corporate systems projects in progress [1]	52,352	115,296
Construction in progress [2]	13,704	20,325
Total	2,509,322	2,341,120
Accumulated depreciation	(1,586,039)	(1,454,307)
Property and equipment, net	$923,283	$886,813

[1]	Corporate systems projects in progress as of January 31, 2016 included approximately $77.6 million related to the portion of our new inventory and order management system that was placed in service during fiscal 2016.
[2]	Construction in progress primarily consists of leasehold improvements and furniture and fixtures related to new, expanded or remodeled retail stores where construction had not been completed as of year-end.

Note C: Borrowing Arrangements

Credit Facility

We have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. As of January 29, 2017, we were in compliance with our financial covenants under the credit facility and based on current projections, we expect to remain in compliance throughout fiscal 2017. The credit facility matures on November 19, 2019, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During fiscal 2016, we had borrowings of $125,000,000 under the credit facility (at a weighted average interest rate of 1.54%), all of which were repaid in the fourth quarter of fiscal 2016, and no amounts were outstanding as of January 29, 2017. During fiscal 2015, we had borrowings of $200,000,000 under the credit facility (at a weighted average interest rate of 1.11%), all of which were repaid in the fourth quarter of fiscal 2015, and no amounts were outstanding as of January 31, 2016. Additionally, as of January 29, 2017, $12,090,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000, each of which matures on August 26, 2017. The letter of credit facilities contain covenants that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of January 29, 2017, an aggregate of $6,565,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 23, 2018.

Note D: Income Taxes

The components of earnings before income taxes, by tax jurisdiction, are as follows:

In thousands	Fiscal 2016	Fiscal 2015	Fiscal 2014
United States	$425,517	$462,701	$482,739
Foreign	46,394	25,306	19,464
Total earnings before income taxes	$471,911	$488,007	$502,203
The provision for income taxes consists of the following:
In thousands	Fiscal 2016	Fiscal 2015	Fiscal 2014
Current
Federal	$125,760	$156,812	$157,227
State	26,197	22,969	31,959
Foreign	7,453	5,594	4,411
Total current	159,410	185,375	193,597
Deferred
Federal	8,307	(6,093)	2,719
State	(807)	1,258	(2,547)
Foreign	(386)	(2,601)	(420)
Total deferred	7,114	(7,436)	(248)
Total provision	$166,524	$177,939	$193,349

We have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we intended to utilize those earnings in our foreign operations for an indefinite period of time. As of January 29, 2017, the accumulated undistributed earnings of all foreign subsidiaries of $118,700,000 are needed to support our anticipated future cash needs for our foreign operations. We currently intend to utilize those undistributed earnings for an indefinite period of time and will only repatriate such earnings when it is tax effective to do so. If we did not consider these earnings to be indefinitely reinvested, the deferred tax liability would have been in the range of $18,000,000 to $26,000,000 at January 29, 2017.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal 2016		Fiscal 2015		Fiscal 2014
Federal income taxes at the statutory rate	35.0%		35.0%		35.0%
State income tax rate	3.5%		3.2%		4.0%
Other	(3.2%	)	(1.7%	)	(0.5%	)
Effective tax rate	35.3%		36.5%		38.5%

Significant components of our deferred income tax accounts are as follows:

Deferred tax assets (liabilities), in thousands	Jan. 29, 2017	Jan. 31, 2016
Customer deposits	$ 64,776	$ 64,742
Merchandise inventories	32,003	31,752
Deferred rent	24,182	19,952
Accrued liabilities	23,994	17,028
Stock-based compensation	17,437	21,365
Compensation	16,781	15,776
State taxes	7,107	6,723
Executive deferred compensation	7,060	6,003
Deferred lease incentives	(36,715)	(36,475)
Depreciation	(22,477)	(4,527)
Prepaid catalog expenses	(8,726)	(10,883)
Other	10,811	11,451
Valuation allowance	(995)	(1,123)
Total deferred income tax assets, net	$ 135,238	$ 141,784

The following table summarizes the activity related to our gross unrecognized tax benefits:

In thousands	Fiscal 2016	Fiscal 2015	Fiscal 2014
Balance at beginning of year	$13,290	$14,359	$10,765
Increases related to current year’s tax positions	11,772	2,765	3,093
Increases related to prior years’ tax positions	3,456	101	2,007
Decreases related to prior years’ tax positions	(818)	(341)	(138)
Settlements	(714)	(2,912)	(1,144)
Lapses in statute of limitations	(1,122)	(682)	(224)
Balance at end of year	$25,864	$13,290	$14,359

As of January 29, 2017, we had $25,864,000 of gross unrecognized tax benefits, of which $21,134,000 would, if recognized, affect the effective tax rate.

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of January 29, 2017 and January 31, 2016, our accruals for the payment of interest and penalties totaled $2,882,000 and $2,649,000, respectively.

Due to the potential resolution of state issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of $0 to $10,200,000.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (IRS) has concluded examination of our U.S. federal income tax returns for years prior to fiscal

2012 without any significant adjustments. Substantially all material state, local and foreign income tax examinations have been concluded through fiscal 2004.

Note E: Accounting for Leases

Operating Leases

We lease store locations, distribution and manufacturing facilities, corporate facilities, customer care centers and certain equipment for our U.S. and foreign operations for original terms generally ranging from 5 to 22 years. Certain leases contain renewal options for periods up to 20 years. The rental payments for our store leases are typically structured as either: minimum rent; rent based on a percentage of store sales; minimum rent plus additional rent based on a percentage of store sales; or rent based on a percentage of store sales if a specified store sales threshold or contractual obligation of the landlord has not been met. Contingent rental payments, including rental payments that are based on a percentage of sales, cannot be predicted with certainty at the onset of the lease term. Accordingly, such contingent rental payments are recorded as incurred each period and are excluded from our calculation of deferred rent liability.

Total rent expense for all operating leases was as follows:

In thousands	Fiscal 2016	Fiscal 2015	Fiscal 2014
Rent expense	$251,066	$224,564	$215,221
Contingent rent expense	26,980	33,985	32,699
Rent expense before deferred lease incentive income	278,046	258,549	247,920
Deferred lease incentive income	(25,298)	(24,679)	(24,420)
Less: sublease rental income	(558)	(608)	(560)
Total rent expense[1]	$252,190	$233,262	$222,940

[1]	Excludes all other occupancy-related costs including depreciation, common area maintenance, property taxes and utilities.

The aggregate future minimum annual cash rental payments under non-cancellable operating leases in effect at January 29, 2017 were as follows:

In thousands	Lease Commitments[1]
Fiscal 2017	$ 268,593
Fiscal 2018	258,767
Fiscal 2019	237,667
Fiscal 2020	206,874
Fiscal 2021	177,812
Thereafter	676,797
Total	$ 1,826,510

[1]	Projected cash payments include only those amounts that are fixed and determinable as of the reporting date and are not necessarily representative of future expected rent expense. We currently pay rent for certain store locations based on a percentage of store sales. As future store sales cannot be predicted with certainty, projected payments for these locations are based on minimum rent, which is generally higher than rent based on a percentage of store sales. We incur other lease obligation expenses, such as common area maintenance and other executory costs, which are not fixed in nature and are thus not included in the future projected cash payments reflected above. In addition, projected cash payments do not include any benefit from deferred lease incentive income, which is reflected within “Total rent expense” above.

Memphis-Based Distribution Facility

In August 1990, we entered into an agreement to lease a distribution facility in Memphis, Tennessee. The lessor is a general partnership comprised of the estate of W. Howard Lester, our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan, a former Director Emeritus and significant stockholder, and two unrelated parties. The terms of the lease automatically renewed until the second quarter of fiscal 2015 when the bonds that financed the construction of the facility were fully repaid. Simultaneously, we entered into an agreement with the partnership to lease the facility through July 2017. In 2017, we exercised the first of two one-year extensions available under the lease which extended the term through July 2018. We made annual rental payments of approximately $1,599,000, $3,050,000 and $2,432,000 including applicable taxes, insurance and maintenance expenses in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Note F: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Fiscal 2016
Basic	$305,387	88,594	$3.45
Effect of dilutive stock-based awards		868
Diluted	$305,387	89,462	$3.41
Fiscal 2015
Basic	$310,068	90,787	$3.42
Effect of dilutive stock-based awards		1,315
Diluted	$310,068	92,102	$3.37
Fiscal 2014
Basic	$308,854	93,634	$3.30
Effect of dilutive stock-based awards		1,566
Diluted	$308,854	95,200	$3.24

Stock-based awards of 261,000, 12,000 and 21,000 were excluded from the computation of diluted earnings per share in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, as their inclusion would be anti-dilutive.

Note G: Stock-Based Compensation

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 32,310,000 shares. As of January 29, 2017, there were approximately 7,371,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock Awards

Annual grants of stock awards are limited to 1,000,000 shares on a per person basis and have a maximum term of seven years. Stock awards granted to employees generally vest evenly over a period of four years for service-based awards. Certain performance-based awards, which have variable payout conditions based on predetermined financial targets, vest three years from the date of grant. Certain stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, merger or a similar corporate event. Stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member).

Stock-Based Compensation Expense

During fiscal 2016, fiscal 2015 and fiscal 2014, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $51,116,000, $41,357,000 and $44,632,000, respectively. As of January 29, 2017, there was $62,212,000 of unrecognized stock-based compensation expense (net of estimated forfeitures), which we expect to recognize on a straight-line basis over a weighted average remaining service period of approximately two years. At each reporting period, all compensation expense attributable to vested awards has been fully recognized.

Stock Options

No stock options were granted in fiscal 2016, fiscal 2015 or fiscal 2014. Stock options exercised in fiscal 2016 were 38,500 at a weighted average exercise price of $39.80. The total intrinsic value of stock options exercised was $663,000 for fiscal 2016, $2,722,000 for fiscal 2015 and $3,564,000 for fiscal 2014. Intrinsic value for options exercised is based on the excess of the market value over the exercise price on the date of exercise. No stock options were outstanding as of January 29, 2017.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the grant date and the conversion date for the number of shares converted.

The following table summarizes our stock-settled stock appreciation right activity during fiscal 2016:

	Shares	Weighted Average Conversion Price[1]	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[2]
Balance at January 31, 2016 (100% vested)	634,609	$27.76
Granted	—	—
Converted into common stock	(222,899)	30.99
Cancelled	—	—
Balance at January 29, 2017 (100% vested)	411,710	$26.02	1.45	$8,844,000

[1]	Conversion price is equal to the market value on the date of grant.
[2]	Intrinsic value for outstanding and vested rights is based on the excess of the market value of our common stock on the last business day of the fiscal year (or $47.50) over the conversion price.

No stock-settled stock appreciation rights were granted in fiscal 2016, fiscal 2015 or fiscal 2014. The total intrinsic value of awards converted to common stock was $5,237,000 for fiscal 2016, $24,465,000 for fiscal 2015 and $26,837,000 for fiscal 2014. Intrinsic value for conversions is based on the excess of the market value on the date of conversion over the conversion price.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during fiscal 2016:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance at January 31, 2016	2,288,958	$60.89
Granted	1,159,211	59.17
Released	(976,110)	52.33
Cancelled	(239,573)	60.70
Balance at January 29, 2017	2,232,486	$63.75	3.11	$106,043,000
Vested plus expected to vest at January 29, 2017	1,520,660	$63.96	3.14	$72,231,000

[1]	Intrinsic value for outstanding and unvested restricted stock units is based on the market value of our common stock on the last business day of the fiscal year (or $47.50).

The following table summarizes additional information about restricted stock units:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Weighted average grant date fair value per share of awards granted	$59.17	$76.19	$63.18
Intrinsic value of awards released[1]	$56,405,000	$50,773,000	$101,189,000

[1]	Intrinsic value for releases is based on the market value on the date of release.

Tax Effect

We present tax benefits resulting from the settlement of stock-based awards as operating cash flows in our Consolidated Statements of Cash Flows. Tax deductions in excess of the cumulative compensation cost recognized for stock-based awards settled are presented as a financing cash inflow and an operating cash outflow. During fiscal 2016, fiscal 2015 and fiscal 2014, proceeds related to stock-based awards was $1,532,000, $2,647,000 and $4,077,000, respectively, and the current tax benefit related to stock-based awards totaled $24,129,000, $30,352,000 and $52,798,000, respectively.

Note H: Williams-Sonoma, Inc. 401(k) Plan and Other Employee Benefits

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

Our matching contribution is equal to 50% of each participant’s salary deferral contribution, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period. Each participant’s matching contribution is earned on a semi-annual basis with respect to eligible salary deferrals for those employees that are employed with the company on June 30th or December 31st of the year in which the deferrals are made. Each associate must complete one year of service prior to receiving company matching contributions. For the first five years of the participant’s employment, all matching contributions vest at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions vest immediately. Our contributions to the plan were $7,725,000, $6,915,000 and $6,038,000 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

The 401(k) Plan consists of two parts: a profit sharing plan portion and a stock bonus plan/employee stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the Williams-Sonoma, Inc. Stock Fund. The profit sharing and ESOP components of the 401(k) Plan are considered a single plan under Internal Revenue Code section 414(l).

We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. As of January 29, 2017 and January 31, 2016, $18,736,000 and $15,929,000, respectively, is included in other long-term obligations related to these deferred compensation liabilities. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $19,000,000 and $17,112,000 as of January 29, 2017 and January 31, 2016, respectively, and is included in other assets, net.

Note I: Commitments and Contingencies

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, which are not currently material, are increasing in number as our business expands and our company grows. We review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. In view of the inherent difficulty of predicting the outcome of these matters, it may not be possible to determine whether any loss is probable or to reasonably estimate the amount of the loss until the case is close to resolution, in which case no reserve is established until that time. Any claims against us, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our Consolidated Financial Statements taken as a whole.

Note J: Stock Repurchase Program and Dividends

During fiscal 2016, we repurchased 2,871,480 shares of our common stock at an average cost of $52.68 per share and a total cost of approximately $151,272,000 under our stock repurchase programs. As of January 29, 2017, we held treasury stock of $1,380,000 that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

During fiscal 2015, we repurchased 2,950,438 shares of our common stock at an average cost of $76.26 per share and a total cost of approximately $224,995,000. During fiscal 2014, we repurchased 3,331,557 shares of our common stock at an average cost of $67.35 per share and a total cost of approximately $224,377,000.

Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Total cash dividends declared in fiscal 2016, fiscal 2015 and fiscal 2014, were approximately $133,588,000, or $1.48 per common share, $130,290,000, or $1.40 per common share and $125,378,000, or $1.32 per common share, respectively. In March 2017, we announced that our Board of Directors had authorized a 5% increase in our quarterly cash dividend, from $0.37 to $0.39 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.

Note K: Segment Reporting

We have two reportable segments, e-commerce and retail. The e-commerce segment has the following merchandise strategies: Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams Sonoma Home, Rejuvenation and Mark and Graham, which sell our products through our e-commerce websites and direct mail catalogs. Our e-commerce merchandise strategies are operating segments, which have been aggregated into one reportable segment, e-commerce. The retail segment, which includes our franchise operations, has the following merchandise strategies: Williams Sonoma, Pottery Barn, Pottery Barn Kids, West

Elm and Rejuvenation, which sell our products through our retail stores. Our retail merchandise strategies are operating segments, which have been aggregated into one reportable segment, retail. Management’s expectation is that the overall economic characteristics of each of our operating segments will be similar over time based on management’s judgment that the operating segments have had similar historical economic characteristics and are expected to have similar long-term financial performance in the future.

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

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
Fiscal 2016
Net revenues[1]	$2,633,602	$2,450,210	$—	$5,083,812
Depreciation and amortization expense	31,135	86,228	55,832	173,195
Operating income (loss)[2]	606,286	231,929	(365,616)	472,599
Assets[3]	614,213	1,077,593	785,073	2,476,879
Capital expenditures	21,479	102,859	73,076	197,414
Fiscal 2015
Net revenues[1]	$2,522,580	$2,453,510	$—	$4,976,090
Depreciation and amortization expense	32,056	83,027	52,677	167,760
Operating income (loss)	562,081	239,288	(312,735)	488,634
Assets[3]	625,951	1,049,892	741,584	2,417,427
Capital expenditures	22,293	102,717	77,925	202,935
Fiscal 2014
Net revenues[1]	$2,370,694	$2,328,025	$—	$4,698,719
Depreciation and amortization expense	32,116	80,154	50,003	162,273
Operating income (loss)	560,396	248,535	(306,666)	502,265
Assets[3]	600,503	1,028,293	701,481	2,330,277
Capital expenditures	41,633	97,247	65,920	204,800

[1]	Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $321.2 million, $298.9 million and $235.8 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
[2]	Includes approximately $14.4 million in fiscal 2016 for severance related reorganization charges due to headcount reduction, primarily in our corporate functions, which is recorded in selling, general and administrative expenses within the unallocated segment.
[3]	Includes long-term assets related to our international operations of approximately $59.2 million, $61.7 million and $58.3 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Note L: Derivative Financial Instruments

We have retail and/or e-commerce businesses in Canada, Australia and the United Kingdom, and operations throughout Asia and Europe, which expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes. The assets or liabilities associated with the derivative instruments are measured at fair value and recorded in either other current or long-term assets or other current or long-term liabilities. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on whether the derivative instrument is designated as a hedge and qualifies for hedge accounting in accordance with the FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges have terms of up to 18 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in selling, general and administrative expenses. Based on the rates in effect as of January 29, 2017, we expect to reclassify a net pre-tax gain of approximately $74,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts (to sell Australian dollars and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains or losses related to these contracts are recognized in selling, general and administrative expenses.

As of January 29, 2017, and January 31, 2016, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	Jan. 29, 2017	Jan. 31, 2016
Contracts designated as cash flow hedges	$19,550	$24,500
Contracts not designated as cash flow hedges	$46,000	$40,000

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for fiscal 2016, fiscal 2015 and fiscal 2014.

The effect of derivative instruments in our Consolidated Financial Statements, pre-tax, was as follows:

In thousands	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net gain (loss) recognized in OCI	$(1,243)	$1,454	$1,153
Net gain (loss) reclassified from OCI to cost of goods sold	$(147)	$1,605	$573
Net foreign exchange gain (loss) recognized in selling, general and administrative expenses:
Instruments designated as cash flow hedges[1]	$(4)	$(66)	$(155)
Instruments not designated or de-designated	$(3,569)	$2,838	$(1,795)

[1]	Changes in fair value of the forward contract related to interest charges (or forward points).

The fair values of our derivative financial instruments are presented below according to their classification in our Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note M.

In thousands	Jan. 29, 2017	Jan. 31, 2016
Derivatives designated as cash flow hedges:
Other current assets	$241	$866
Other long-term assets	$21	$—
Other current liabilities	$(230)	$(115)
Derivatives not designated as hedging instruments:
Other current assets	$111	$—
Other current liabilities	$—	$(471)

We record all derivative assets and liabilities on a gross basis. They do not meet the balance sheet netting criteria as discussed in ASC 210, Balance Sheet, because we do not have master netting agreements established with our derivative counterparties that would allow for net settlement.

Note M: Fair Value Measurements

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

Property and Equipment

We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure these assets at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital.

There were no transfers between Level 1, 2 or 3 categories during fiscal 2016 or fiscal 2015.

Note N: Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at February 2, 2014	$5,783	$741	$6,524
Foreign currency translation adjustments	(9,305)	—	(9,305)
Change in fair value of derivative financial instruments	—	806	806
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	(573)	(573)
Other comprehensive income (loss)	(9,305)	233	(9,072)
Balance at February 1, 2015	(3,522)	974	(2,548)
Foreign currency translation adjustments	(7,958)	—	(7,958)
Change in fair value of derivative financial instruments	—	1,074	1,074
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	(1,184)	(1,184)
Other comprehensive income (loss)	(7,958)	(110)	(8,068)
Balance at January 31, 2016	(11,480)	864	(10,616)
Foreign currency translation adjustments	1,523	—	1,523
Change in fair value of derivative financial instruments	—	(916)	(916)
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	106	106
Other comprehensive income (loss)	1,523	(810)	713
Balance at January 29, 2017	$(9,957)	$54	$(9,903)

[1]	Refer to Note L for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Consolidated Statements of Earnings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Williams-Sonoma, Inc.:

We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of January 29, 2017 and January 31, 2016, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 29, 2017. We also have audited the Company’s internal control over financial reporting as of January 29, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams-Sonoma, Inc. and subsidiaries as of January 29, 2017 and January 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 30, 2017

Quarterly Financial Information

(Unaudited)

In thousands, except per share amounts
Fiscal 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$1,097,817	$1,159,029	$1,245,385	$1,581,581	$5,083,812
Gross profit	392,517	410,539	458,223	622,031	1,883,310
Operating income[1]	63,525	83,276	109,979	215,819	472,599
Net earnings[2]	39,597	51,785	69,378	144,627	305,387
Basic earnings per share[3]	$ 0.44	$0.58	$0.78	$1.65	$3.45
Diluted earnings per share[3]	$ 0.44	$0.58	$0.78	$1.63	$3.41
Fiscal 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$1,030,676	$1,127,028	$1,232,082	$1,586,304	$4,976,090
Gross profit	378,841	406,625	451,188	607,560	1,844,214
Operating income	71,928	83,343	110,683	222,680	488,634
Net earnings	44,790	53,668	70,482	141,128	310,068
Basic earnings per share[3]	$ 0.49	$0.59	$0.78	$1.57	$3.42
Diluted earnings per share[3]	$ 0.48	$0.58	$0.77	$1.55	$3.37

[1]	Includes approximately $13.2 million and $1.2 million in the first quarter and third quarter of fiscal 2016, respectively, for severance related reorganization charges due to headcount reduction, primarily in our corporate functions.
[2]	Includes a benefit of $7.7 million from a one-time favorable tax adjustment in the fourth quarter of fiscal 2016.
[3]	Due to differences between quarterly and full year weighted average share count calculations, and the effect of quarterly rounding to the nearest cent per share, full year earnings per share may not equal the sum of the quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of January 29, 2017, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 29, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of January 29, 2017, our internal control over financial reporting is effective.

Our independent registered public accounting firm audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the company’s internal control over financial reporting. Their audit report appears on pages 58 and 59 of this Annual Report on Form 10-K.

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

The following Consolidated Financial Statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 8:

Consolidated Statements of Earnings for the fiscal years ended January 29, 2017, January 31, 2016 and February 1, 2015

Consolidated Statements of Comprehensive Income for the fiscal years ended January 29, 2017, January 31, 2016 and February 1, 2015

Consolidated Balance Sheets as of January 29, 2017 and January 31, 2016

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2017, January 31, 2016 and February 1, 2015

Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2017, January 31, 2016 and February 1, 2015

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Information

(a)(2)	Financial Statement Schedules: Schedules have been omitted because they are not required, are not applicable, or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.

(a)(3)	Exhibits: See Exhibit Index on pages 65 through 69.

(b)	Exhibits: See Exhibit Index on pages 65 through 69.

(c)	Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS-SONOMA, INC.

Date: March 30, 2017	By	/s/ LAURA J. ALBER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2017	/s/ ADRIAN D.P. BELLAMY
Adrian D.P. Bellamy
Chairman of the Board of Directors

Date: March 30, 2017	/s/ LAURA J. ALBER
Laura J. Alber
Chief Executive Officer
(principal executive officer)

Date: March 30, 2017	/s/ JULIE P. WHALEN
Julie P. Whalen
Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: March 30, 2017	/s/ ROSE MARIE BRAVO
Rose Marie Bravo
Director

Date: March 30, 2017	/s/ ADRIAN T. DILLON
Adrian T. Dillon
Director

Date: March 30, 2017	/s/ ANTHONY A. GREENER
Anthony A. Greener
Director

Date: March 30, 2017	/s/ TED W. HALL
Ted W. Hall
Director

Date: March 30, 2017	/s/ SABRINA SIMMONS
Sabrina Simmons
Director

Date: March 30, 2017	/s/ JERRY D. STRITZKE
Jerry D. Stritzke
Director

Date: March 30, 2017
Lorraine Twohill
Director

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE

FISCAL YEAR ENDED JANUARY 29, 2017

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

CERTIFICATE OF INCORPORATION AND BYLAWS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2016, File No. 001-14077)

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

FINANCING AGREEMENTS

10.1	Sixth Amended and Restated Credit Agreement, dated November 19, 2014, between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent, JPMorgan Chase Bank, N.A., MUFG Union Bank, NA and U.S. Bank, National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2015 as filed with the Commission on April 2, 2015, File No. 001-14077)

10.2	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Bank of America, N.A., dated as of August 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.3	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Bank of America, N.A., dated as of August 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.4	Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Bank of America, N.A., dated as of August 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.5	Third Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2016 as filed with the Commission on December 7, 2016, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.6	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Wells Fargo Bank, N.A., dated as of August 30, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.7	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Wells Fargo Bank, N.A., dated as of August 29, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.8	Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Wells Fargo Bank, N.A., dated as of August 28, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.9	Third Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 26, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2016 as filed with the Commission on December 7, 2016, File No. 001-14077)

10.10	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and U.S. Bank National Association, dated as of August 30, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.11	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and U.S. Bank National Association, dated as of August 29, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.12	Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and U.S. Bank National Association, dated as of August 28, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.13	Third Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 26, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2016 as filed with the Commission on December 7, 2016, File No. 001-14077)

STOCK PLANS

10.14+	Williams-Sonoma, Inc. 2000 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on October 27, 2000, File No. 333-48750)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.15+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit D to the Company’s definitive proxy statement on Schedule A as filed on April 7, 2011, File No. 001-14077)

10.16+	Forms of Notice of Grant and Stock Option Agreement under the Company’s 2000 Nonqualified Stock Option Plan and 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004, File No. 001-14077)

10.17+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Director Grants (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.18+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010, File No. 001-14077)

10.19+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for CEO Grant (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.20+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2014 as filed with the Commission on June 12, 2014, File No. 001-14077)

10.21+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2014 as filed with the Commission on June 12, 2014, File No. 001-14077)

10.22+	Form of Williams-Sonoma, Inc. 2001 Long Term Incentive Plan Performance Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2014 as filed with the Commission on April 3, 2014, File No. 001-14077)

OTHER INCENTIVE PLANS

10.23+	Williams-Sonoma, Inc. 2001 Incentive Bonus Plan, as amended (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on April 6, 2012, File No. 001-14077)

10.24+	Williams-Sonoma, Inc. Pre-2005 Executive Deferral Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.25+	Williams-Sonoma, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2015 as filed with the Commission on April 2, 2015, File No. 001-14077)

10.26+	Williams-Sonoma, Inc. 401(k) Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 as filed with the Commission on March 31, 2016, File No. 001-14077)

PROPERTIES

10.27	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

10.28	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.29	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

10.30	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and SPI WS II, LLC (the successor-in-interest to Hewson/Desoto Partners, L.L.C.) as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

EMPLOYMENT AGREEMENTS

10.31+	Amended and Restated Employment Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.32+	Amended and Restated Management Retention Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.33+	Amended and Restated 2012 EVP Level Management Retention Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 as filed with the Commission on March 31, 2016, File No. 001-14077)

OTHER AGREEMENTS

10.34+	Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 as filed with the Commission on September 9, 2011, File No. 001-14077)

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.