Form 10-Q
period 2017-04-30
WILLIAMS SONOMA INC
filed 2017-06-02
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 28, 2017, 86,636,793 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended
In thousands, except per share amounts	April 30, 2017	May 1, 2016
E-commerce net revenues	$580,510	$576,234
Retail net revenues	530,997	521,583
Net revenues	1,111,507	1,097,817
Cost of goods sold	715,747	705,300
Gross profit	395,760	392,517
Selling, general and administrative expenses	333,286	328,992
Operating income	62,474	63,525
Interest (income) expense, net	(103)	(68)
Earnings before income taxes	62,577	63,593
Income taxes	23,022	23,996
Net earnings	$39,555	$39,597
Basic earnings per share	$0.45	$0.44
Diluted earnings per share	$0.45	$0.44
Shares used in calculation of earnings per share:
Basic	86,962	89,298
Diluted	87,710	90,514

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended
In thousands	April 30, 2017	May 1, 2016
Net earnings	$39,555	$39,597
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,566)	5,208
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $237 and $(768)	655	(2,165)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax of $5 and $107	(16)	(302)
Comprehensive income	$38,628	$42,338

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts	April 30, 2017	January 29, 2017	May 1, 2016
ASSETS
Current assets
Cash and cash equivalents	$93,975	$213,713	$99,217
Accounts receivable, net	63,982	88,803	75,364
Merchandise inventories, net	1,037,107	977,505	944,632
Prepaid catalog expenses	23,066	23,625	29,916
Prepaid expenses	62,014	52,882	53,689
Other assets	10,901	10,652	9,844
Total current assets	1,291,045	1,367,180	1,212,662
Property and equipment, net	920,531	923,283	893,640
Deferred income taxes, net	124,977	135,238	131,597
Other assets, net	54,624	51,178	52,469
Total assets	$2,391,177	$2,476,879	$2,290,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$399,336	$453,710	$339,392
Accrued salaries, benefits and other liabilities	91,038	130,187	96,577
Customer deposits	289,852	294,276	275,116
Borrowings under revolving line of credit	45,000	—	100,000
Income taxes payable	37,792	23,245	7,764
Other liabilities	49,647	59,838	52,907
Total current liabilities	912,665	961,256	871,756
Deferred rent and lease incentives	195,201	196,188	188,715
Other long-term obligations	73,160	71,215	67,041
Total liabilities	1,181,026	1,228,659	1,127,512
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $.01 par value; 253,125 shares authorized; 86,883, 87,325 and 89,350 shares issued and outstanding at April 30, 2017, January 29, 2017 and May 1, 2016, respectively	869	873	894
Additional paid-in capital	549,281	556,928	534,414
Retained earnings	671,758	701,702	636,986
Accumulated other comprehensive loss	(10,830)	(9,903)	(7,875)
Treasury stock, at cost: 13, 20 and 23 shares as of April 30, 2017, January 29, 2017 and May 1, 2016, respectively	(927)	(1,380)	(1,563)
Total stockholders’ equity	1,210,151	1,248,220	1,162,856
Total liabilities and stockholders’ equity	$2,391,177	$2,476,879	$2,290,368

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
In thousands	April 30, 2017	May 1, 2016
Cash flows from operating activities:
Net earnings	$39,555	$39,597
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	44,950	41,240
Loss on disposal/impairment of assets	519	880
Amortization of deferred lease incentives	(6,477)	(5,987)
Deferred income taxes	(3,848)	(5,796)
Tax benefit related to stock-based awards	13,742	20,087
Excess tax benefit related to stock-based awards	—	(3,824)
Stock-based compensation expense	9,817	15,732
Other	(76)	(418)
Changes in:
Accounts receivable	24,610	3,781
Merchandise inventories	(60,246)	37,424
Prepaid catalog expenses	559	(997)
Prepaid expenses and other assets	(12,472)	(7,683)
Accounts payable	(65,990)	(113,510)
Accrued salaries, benefits and other liabilities	(47,235)	(20,875)
Customer deposits	(4,154)	(22,465)
Deferred rent and lease incentives	5,806	9,439
Income taxes payable	14,564	(59,285)
Net cash used in operating activities	(46,376)	(72,660)
Cash flows from investing activities:
Purchases of property and equipment	(32,153)	(28,149)
Other	5	294
Net cash used in investing activities	(32,148)	(27,855)
Cash flows from financing activities:
Borrowings under revolving line of credit	45,000	100,000
Repurchases of common stock	(38,350)	(40,639)
Payment of dividends	(34,189)	(34,423)
Tax withholdings related to stock-based awards	(13,780)	(22,904)
Excess tax benefit related to stock-based awards	—	3,824
Proceeds related to stock-based awards	—	995
Other	—	(48)
Net cash provided by (used in) financing activities	(41,319)	6,805
Effect of exchange rates on cash and cash equivalents	105	(720)
Net decrease in cash and cash equivalents	(119,738)	(94,430)
Cash and cash equivalents at beginning of period	213,713	193,647
Cash and cash equivalents at end of period	$93,975	$99,217

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of April 30, 2017 and May 1, 2016, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income for the thirteen weeks then ended, and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of January 29, 2017, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017.

The results of operations for the thirteen weeks ended April 30, 2017 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions (including the accounting for income taxes and forfeitures, among other areas). The ASU requires entities to, among other things, recognize all excess tax benefits and deficiencies in the income statement, as a benefit or expense within income taxes, in the period in which they occur. The ASU also allows an entity to make an accounting policy election to either estimate expected forfeitures or account for them as they occur. We adopted this ASU in the first quarter of fiscal 2017 and accordingly, have recorded tax expense related to stock-based awards of approximately $1,400,000 within income taxes in our Condensed Consolidated Statement of Earnings. As of the first quarter of fiscal 2017, we no longer classify excess tax benefits related to stock-based awards as a financing cash inflow and an operating cash outflow. These classification requirements were adopted prospectively and, as such, our Condensed Consolidated Statement of Cash Flows for the first quarter of fiscal 2016 has not been retrospectively adjusted. We continue to estimate expected forfeitures.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating step two from the goodwill impairment test. The ASU requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019 and early adoption is permitted. We early adopted this ASU in the first quarter of fiscal 2017. The adoption of this ASU had no impact on our financial condition, results of operations or cash flows.

NOTE B. BORROWING ARRANGEMENTS

Credit Facility

We have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. As of April 30, 2017, we were in compliance with our financial covenants under the credit facility and based on current projections, we expect to remain in compliance throughout the next 12 months. The credit facility matures on November 19, 2019, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During the first quarter of fiscal 2017, we had borrowings of $45,000,000 under the credit facility (at a weighted average interest rate of 2.01%), all of which was outstanding as of April 30, 2017. During the first quarter of fiscal 2016, we had borrowings of $100,000,000 under the credit facility (at a weighted average interest rate of 1.45%), all of which was outstanding as of May 1, 2016. Additionally, as of April 30, 2017, $12,120,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000, each of which matures on August 26, 2017. The letter of credit facilities contain covenants that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of April 30, 2017, an aggregate of $6,831,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 23, 2018.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 32,310,000 shares. As of April 30, 2017, there were approximately 8,278,000 shares available for future grant. Awards may be granted under the Plan to our officers, employees and non-employee members of the board of directors (the “Board”) or those of any of our subsidiaries. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense

During the thirteen weeks ended April 30, 2017 and May 1, 2016, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $9,817,000 and $15,732,000, respectively.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the grant date and the conversion date for the number of shares converted.

The following table summarizes our stock-settled stock appreciation right activity during the thirteen weeks ended April 30, 2017:

Shares
Balance at January 29, 2017 (100% vested)	411,710
Granted	—
Converted into common stock	(33,674)
Cancelled	—
Balance at April 30, 2017 (100% vested)	378,036

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirteen weeks ended April 30, 2017:

Shares
Balance at January 29, 2017	2,232,486
Granted	79,904
Released	(568,999)
Cancelled	(343,244)
Balance at April 30, 2017	1,400,147
Vested plus expected to vest at April 30, 2017	974,175

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended April 30, 2017
Basic	$39,555	86,962	$0.45
Effect of dilutive stock-based awards		748
Diluted	$39,555	87,710	$0.45
Thirteen weeks ended May 1, 2016
Basic	$39,597	89,298	$0.44
Effect of dilutive stock-based awards		1,216
Diluted	$39,597	90,514	$0.44

Stock-based awards of 215,595 and 203,000 were excluded from the computation of diluted earnings per share for the thirteen weeks ended April 30, 2017 and May 1, 2016, respectively, as their inclusion would be anti-dilutive.

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

Income taxes are calculated at an entity level and are not allocated to our reportable segments.

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
Thirteen weeks ended April 30, 2017
Net revenues[1]	$580,510	$530,997	$—	$1,111,507
Depreciation and amortization expense	6,967	22,342	15,641	44,950
Operating income (loss)[2]	132,004	21,714	(91,244)	62,474
Assets[3]	653,898	1,067,169	670,110	2,391,177
Capital expenditures	2,870	16,497	12,786	32,153
Thirteen weeks ended May 1, 2016
Net revenues[1]	$576,234	$521,583	$—	$1,097,817
Depreciation and amortization expense	7,614	20,749	12,877	41,240
Operating income (loss)[2]	131,545	30,125	(98,145)	63,525
Assets[3]	600,053	1,039,580	650,735	2,290,368
Capital expenditures	3,849	13,752	10,548	28,149
[1]	Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $69.4 million and $69.7 million for the thirteen weeks ended April 30, 2017 and May 1, 2016, respectively.
[2]	Includes $5.7 million and $13.2 million of severance-related charges for the thirteen weeks ended April 30, 2017 and May 1, 2016, respectively, primarily in our corporate functions, which is recorded in selling, general and administrative expenses within the unallocated segment.
[3]	Includes long-term assets related to our international operations of approximately $57.9 million and $64.4 million as of April 30, 2017 and May 1, 2016, respectively.

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

NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS

Stock Repurchase Program

During the thirteen weeks ended April 30, 2017, we repurchased 764,543 shares of our common stock at an average cost of $50.16 per share for a total cost of approximately $38,350,000 under our $500,000,000 stock repurchase authorization. As of April 30, 2017, we held treasury stock of $927,000 that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

During the thirteen weeks ended May 1, 2016, we repurchased 727,629 shares of our common stock at an average cost of $55.85 per share for a total cost of approximately $40,639,000. As of May 1, 2016, we held treasury stock of $1,563,000.

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

Dividends

We declared cash dividends of $0.39 and $0.37 per common share during the thirteen weeks ended April 30, 2017 and May 1, 2016, respectively. Our quarterly cash dividend may be limited or terminated at any time.

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

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges have terms of up to 18 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in selling, general and administrative expenses. Based on the rates in effect as of April 30, 2017, we expect to reclassify a net pre-tax gain of approximately $944,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts (to sell Australian dollars and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains or losses related to these contracts are recognized in selling, general and administrative expenses.

As of April 30, 2017 and May 1, 2016, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	April 30, 2017	May 1, 2016
Contracts designated as cash flow hedges	$19,200	$27,150
Contracts not designated as cash flow hedges	$48,000	$43,000

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen weeks ended April 30, 2017 and May 1, 2016.

The effect of derivative instruments in our Condensed Consolidated Financial Statements during the thirteen weeks ended April 30, 2017 and May 1, 2016, pre-tax, was as follows:

In thousands	April 30, 2017	May 1, 2016
Net gain (loss) recognized in OCI	$892	$(2,933)
Net gain (loss) reclassified from OCI to cost of goods sold	$21	$409
Net foreign exchange gain (loss) recognized in selling, general and administrative expenses:
Instruments designated as cash flow hedges [1]	$8	$23
Instruments not designated or de-designated	$341	$(3,342)

[1]	Changes in fair value of the forward contract related to interest charges (or forward points).

The fair values of our derivative financial instruments are presented below according to their classification in our Condensed Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	April 30, 2017	May 1, 2016
Derivatives designated as cash flow hedges:
Other current assets	$925	$—
Other long-term assets	$52	$—
Other current liabilities	$—	$(2,160)
Derivatives not designated as hedging instruments:
Other current liabilities	$(83)	$(287)

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

There were no transfers between Level 1, 2 or 3 categories during the thirteen weeks ended April 30, 2017 or May 1, 2016.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 29, 2017	$(9,957)	$54	$(9,903)
Foreign currency translation adjustments	(1,566)	—	(1,566)
Change in fair value of derivative financial instruments	—	655	655
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(16)	(16)
Other comprehensive income (loss)	(1,566)	639	(927)
Balance at April 30, 2017	(11,523)	693	(10,830)

Balance at January 31, 2016	(11,480)	864	(10,616)
Foreign currency translation adjustments	5,208		5,208
Change in fair value of derivative financial instruments	—	(2,165)	(2,165)
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(302)	(302)
Other comprehensive income (loss)	5,208	(2,467)	2,741
Balance at May 1, 2016	$(6,272)	$(1,603)	$(7,875)
[1]	Refer to Note H for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our merchandise strategies; our growth strategies for our brands; trends in Pottery Barn categories; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our compliance with the financial covenants contained in our credit facilities; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended January 29, 2017, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 628 stores. We have retail and/or e-commerce businesses in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, and ship our products to customers worldwide. Our catalogs reach customers throughout the U.S. and Australia. In addition, we have unaffiliated franchisees that operate stores and/or e-commerce websites in the Middle East, the Philippines and Mexico. During fiscal 2016, we entered into a franchise agreement with an unaffiliated franchisee to operate stores and e-commerce websites in South Korea, beginning in fiscal 2017.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended April 30, 2017 (“first quarter of fiscal 2017”), as compared to the thirteen weeks ended May 1, 2016 (“first quarter of fiscal 2016), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

First Quarter of Fiscal 2017 Financial Results

Net revenues in the first quarter of fiscal 2017 increased by $13,690,000, or 1.2%, compared to the first quarter of fiscal 2016, with comparable brand revenue growth of 0.1%. The increase in net revenues was driven by a 0.7% increase in our e-commerce net revenues (primarily driven by West Elm and Williams Sonoma, partially offset by the Pottery Barn brands), and a 1.8% increase in retail net revenues (primarily driven by West Elm and Pottery Barn), with particular strength in furniture. Net revenue growth in the first quarter of fiscal 2017 also included a 2% increase in retail leased square footage primarily due to 4 net new stores.

In Pottery Barn, comparable brand revenues declined 1.4% in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Despite this decline, the brand showed improved trends in furniture – specifically upholstery, bedroom and home office – and experienced growth in other categories such as decorating and entertaining. In Williams Sonoma, comparable brand revenues increased 3.2% in the first quarter of fiscal 2017 on top of 3.5% in the first quarter of fiscal 2016. The brand launched several products and collaborations during the first quarter, and we saw particular strength across tabletop, electrics and cutlery. In West Elm, comparable brand revenues increased 6.0% in the first quarter of fiscal 2017 on top of 19.0% in the first quarter of fiscal 2016. This growth was driven by furniture and our outdoor collections. In Pottery Barn Kids, comparable brand revenues declined 5.7% in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Growth in our furniture business was more than offset by out-of-stock inventory in key categories and softness in our textiles and accessories. In PBteen, comparable brand revenues declined 14.3% in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 primarily due to out-of-stock inventory in key categories. While our furniture categories showed improved trends during the quarter, we saw softness in textiles and accessories. And in our emerging brands, Rejuvenation and Mark and Graham, net revenues increased 29.8% in the first quarter of fiscal 2017.

In the first quarter of fiscal 2017, diluted earnings per share was $0.45 (which included severance-related charges of $0.04 and an unfavorable tax impact from the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, of $0.02) versus $0.44 in the first quarter of fiscal 2016, (which included severance-related reorganization charges of $0.09). We also returned $72,539,000 to our stockholders through stock repurchases and dividends.

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

	Thirteen Weeks Ended
In thousands	April 30, 2017	% Total	May 1, 2016	% Total
E-commerce net revenues	$580,510	52.2%	$576,234	52.5%
Retail net revenues	530,997	47.8%	521,583	47.5%
Net revenues	$1,111,507	100.0%	$1,097,817	100.0%

Net revenues in the first quarter of fiscal 2017 increased by $13,690,000, or 1.2%, compared to the first quarter of fiscal 2016, with comparable brand revenue growth of 0.1%. The increase in net revenues was driven by a 0.7% increase in our e-commerce net revenues (primarily driven by West Elm and Williams Sonoma, partially offset by the Pottery Barn brands), and a 1.8% increase in retail net revenues (primarily driven by West Elm and Pottery Barn), with particular strength in furniture. Net revenue growth in the first quarter of fiscal 2017 also included a 2% increase in retail leased square footage primarily due to 4 net new stores.

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

	Thirteen Weeks Ended
Comparable brand revenue growth (decline)	April 30, 2017	May 1, 2016
Pottery Barn	(1.4%)	0.2%
Williams Sonoma	3.2%	3.5%
West Elm	6.0%	19.0%
Pottery Barn Kids	(5.7%)	1.7%
PBteen	(14.3%)	1.9%
Total	0.1%	4.5%

RETAIL STORE DATA

	Store Count					Average Leased Square Footage Per Store
	January 29, 2017	Openings	Closings	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Williams Sonoma	234	2	(3)	233	241	6,600	6,600
Pottery Barn	201	1	(3)	199	200	13,800	13,800
West Elm	98	1	—	99	87	13,300	13,200
Pottery Barn Kids	89	—	—	89	90	7,400	7,500
Rejuvenation	7	1	—	8	6	8,800	9,000
Total	629	5	(6)	628	624	10,100	10,000
Store selling square footage at period-end						3,942,000	3,867,000
Store leased square footage at period-end						6,341,000	6,218,000

COST OF GOODS SOLD

	Thirteen Weeks Ended
In thousands	April 30, 2017	% Net Revenues	May 1, 2016	% Net Revenues
Cost of goods sold[1]	$715,747	64.4%	$705,300	64.2%
[1]	Includes occupancy expenses of $167,493,000 and $162,019,000 for the first quarter of fiscal 2017 and the first quarter of fiscal 2016, respectively.

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

First Quarter of Fiscal 2017 vs. First Quarter of Fiscal 2016

Cost of goods sold increased by $10,447,000, or 1.5%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Cost of goods sold as a percentage of net revenues increased to 64.4% in the first quarter of fiscal 2017 from 64.2% in the first quarter of fiscal 2016. This increase was primarily driven by higher occupancy costs to support our growth and operational initiatives, partially offset by improved selling margins from reduced shipping and fulfillment related costs as a result of our focus on our supply chain initiatives.

In the e-commerce channel, cost of goods sold as a percentage of net revenues decreased in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 primarily driven by reduced shipping and fulfillment-related costs as a result of our focus on our supply chain and inventory initiatives.

In the retail channel, cost of goods sold as a percentage of net revenues increased in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 primarily driven by higher occupancy costs to support our growth and operational initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended
In thousands	April 30, 2017	% Net Revenues	May 1, 2016	% Net Revenues
Selling, general and administrative expenses	$333,286	30.0%	$328,992	30.0%

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

First Quarter of Fiscal 2017 vs. First Quarter of Fiscal 2016

Selling, general and administrative expenses increased by $4,294,000, or 1.3%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Selling, general and administrative expenses as a percentage of net revenues were 30.0% in the first quarter of fiscal 2017 and the first quarter of fiscal 2016. An increase in digital advertising expenses as a result of our focus on new customer acquisition as well as an increase in employment costs associated with our growth initiatives was offset by a decrease in severance-related charges within the unallocated segment ($5,705,000 in the first quarter of fiscal 2017 compared to $13,221,000 in the first quarter of fiscal 2016) and a decrease in general expenses.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 primarily driven by an increase in digital advertising expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 primarily driven by an increase in employment costs associated with our growth initiatives.

INCOME TAXES

The effective tax rate was 36.8% for the first quarter of fiscal 2017, and 37.7% for the first quarter of fiscal 2016. The decrease in the effective tax rate in the first quarter of fiscal 2017 was primarily driven by improved profitability across our international operations, which are taxed at a lower tax rate, partially offset by an unfavorable impact from the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2017, we held $93,975,000 in cash and cash equivalents, the majority of which is held in demand deposit accounts and money market funds, and of which $49,048,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

In fiscal 2017, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, property and equipment purchases, stock repurchases and dividend payments. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. During the first quarter of fiscal 2017, we borrowed $45,000,000 under the credit facility, all of which was outstanding as of April 30, 2017. During the first quarter of fiscal 2016, we borrowed $100,000,000 under the credit facility, all of which was outstanding as of May 1, 2016.

As of April 30, 2017, issued but undrawn standby letters of credit totaling $12,120,000 were outstanding under the credit facility. Additionally, as of April 30, 2017, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which $6,831,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants under the credit facility and the three unsecured letter of credit reimbursement facilities and, based on our current projections, we expect to remain in compliance throughout the next 12 months. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For the first quarter of fiscal 2017, net cash used in operating activities was $46,376,000 compared to $72,660,000 for the first quarter of fiscal 2016. For the first quarter of fiscal 2017, net cash used in operating activities was primarily attributable to accounts payable and accrued salaries, benefits and other liabilities, as well as merchandise inventories, partially offset by net earnings adjusted for non-cash items. Net cash used in operating activities decreased compared to the first quarter of fiscal 2016 primarily due to a decrease in payments related to income taxes and accounts payable, partially offset by an increase in merchandise inventories.

Cash Flows from Investing Activities

For the first quarter of fiscal 2017, net cash used in investing activities was $32,148,000 compared to $27,855,000 for the first quarter of fiscal 2016, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities increased compared to the first quarter of fiscal 2016 primarily due to an increase in purchases of property and equipment.

Cash Flows from Financing Activities

For the first quarter of fiscal 2017, net cash used in financing activities was $41,319,000 compared to net cash provided by financing activities of $6,805,000 for the first quarter of fiscal 2016. For the first quarter of fiscal 2017, net cash used in financing activities was primarily attributable to repurchases of common stock and the payment of dividends partially offset by borrowings under our revolving line of credit. The decrease in cash flows from financing activities in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily attributable to a decrease in borrowings under our revolving line of credit.

Stock Repurchase Program and Dividends

See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the first quarter of fiscal 2017, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended January 29, 2017.

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

Interest Rate Risk

Our revolving line of credit has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. As of April 30, 2017, we had borrowings of $45,000,000 outstanding under the credit facility. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instrument would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of April 30, 2017, our investments, made primarily in demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 1% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during the first quarter of fiscal 2017 or the first quarter of fiscal 2016. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail and/or e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the first quarter of fiscal 2017 or the first quarter of fiscal 2016, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of April 30, 2017, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 for a description of the risks and uncertainties associated with our business. There were no material changes to such risk factors in the current quarterly reporting period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of April 30, 2017 with respect to shares of common stock we repurchased during the first quarter of fiscal 2017 under our $500,000,000 stock repurchase authorization. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 30, 2017 – February 26, 2017	241,970	$47.74	241,970	$399,026,000
February 27, 2017 – March 26, 2017	250,684	$48.57	250,684	$386,851,000
March 27, 2017 – April 30, 2017	271,889	$53.78	271,889	$372,227,000

Total	764,543	$50.16	764,543	$372,227,000

[1]	Excludes shares withheld for employee taxes upon vesting of stock-based awards.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1+*	Separation Agreement and General Release with Sandra Stangl dated March 14, 2017
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie P. Whalen
Julie P. Whalen
Chief Financial Officer

Date: June 2, 2017