Form 10-Q
period 2017-07-30
WILLIAMS SONOMA INC
filed 2017-09-08
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2017.

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

As of August 27, 2017, 85,103,703 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In thousands, except per share amounts	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
E-commerce net revenues	$630,793	$599,683	$1,211,303	$1,175,917
Retail net revenues	570,813	559,346	1,101,810	1,080,929
Net revenues	1,201,606	1,159,029	2,313,113	2,256,846
Cost of goods sold	778,895	748,490	1,494,642	1,453,790
Gross profit	422,711	410,539	818,471	803,056
Selling, general and administrative expenses	341,127	327,263	674,413	656,255
Operating income	81,584	83,276	144,058	146,801
Interest (income) expense, net	483	167	380	99
Earnings before income taxes	81,101	83,109	143,678	146,702
Income taxes	28,184	31,324	51,206	55,320
Net earnings	$52,917	$51,785	$92,472	$91,382
Basic earnings per share	$0.61	$0.58	$1.07	$1.02
Diluted earnings per share	$0.61	$0.58	$1.06	$1.01
Shares used in calculation of earnings per share:
Basic	86,429	89,039	86,696	89,169
Diluted	86,848	89,736	87,238	90,098

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In thousands	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net earnings	$52,917	$51,785	$92,472	$91,382
Other comprehensive income (loss):
Foreign currency translation adjustments	3,390	(3,005)	1,824	2,203
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(422), $376, $(185) and $(392)	(1,166)	1,058	(511)	(1,107)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $(2), $12, $3 and $119	7	(38)	(9)	(340)
Comprehensive income	$55,148	$49,800	$93,776	$92,138

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts	July 30, 2017	January 29, 2017	July 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$103,109	$213,713	$111,122
Accounts receivable, net	78,735	88,803	98,053
Merchandise inventories, net	1,072,976	977,505	962,943
Prepaid catalog expenses	23,830	23,625	27,097
Prepaid expenses	73,662	52,882	68,300
Other assets	12,066	10,652	11,589
Total current assets	1,364,378	1,367,180	1,279,104
Property and equipment, net	929,331	923,283	908,562
Deferred income taxes, net	130,212	135,238	134,721
Other assets, net	55,939	51,178	51,177
Total assets	$2,479,860	$2,476,879	$2,373,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$429,700	$453,710	$391,597
Accrued salaries, benefits and other liabilities	100,550	130,187	103,040
Customer deposits	287,698	294,276	283,779
Borrowings under revolving line of credit	115,000	—	125,000
Income taxes payable	35,582	23,245	1,670
Other liabilities	51,540	59,838	53,331
Total current liabilities	1,020,070	961,256	958,417
Deferred rent and lease incentives	196,982	196,188	193,819
Other long-term obligations	74,284	71,215	66,516
Total liabilities	1,291,336	1,228,659	1,218,752
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $.01 par value; 253,125 shares authorized; 85,754, 87,325 and 88,738 shares issued and outstanding at July 30, 2017, January 29, 2017 and July 31, 2016, respectively	858	873	888
Additional paid-in capital	556,702	556,928	542,711
Retained earnings	640,368	701,702	622,608
Accumulated other comprehensive loss	(8,599)	(9,903)	(9,860)
Treasury stock, at cost: 12, 20 and 23 shares as of July 30, 2017, January 29, 2017 and July 31, 2016, respectively	(805)	(1,380)	(1,535)
Total stockholders’ equity	1,188,524	1,248,220	1,154,812
Total liabilities and stockholders’ equity	$2,479,860	$2,476,879	$2,373,564

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
In thousands	July 30, 2017	July 31, 2016
Cash flows from operating activities:
Net earnings	$92,472	$91,382
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	90,048	83,369
Loss on disposal/impairment of assets	845	1,520
Amortization of deferred lease incentives	(12,680)	(12,550)
Deferred income taxes	(8,937)	(10,472)
Tax benefit related to stock-based awards	14,511	21,864
Excess tax benefit related to stock-based awards	—	(4,727)
Stock-based compensation expense	22,829	27,476
Other	102	(866)
Changes in:
Accounts receivable	10,658	(19,021)
Merchandise inventories	(92,711)	18,221
Prepaid catalog expenses	(205)	1,822
Prepaid expenses and other assets	(26,918)	(22,724)
Accounts payable	(37,092)	(71,614)
Accrued salaries, benefits and other liabilities	(36,036)	(12,867)
Customer deposits	(6,795)	(13,500)
Deferred rent and lease incentives	12,635	21,534
Income taxes payable	12,409	(65,399)
Net cash provided by operating activities	35,135	33,448
Cash flows from investing activities:
Purchases of property and equipment	(82,727)	(77,877)
Other	44	363
Net cash used in investing activities	(82,683)	(77,514)
Cash flows from financing activities:
Borrowings under revolving line of credit	115,000	125,000
Repurchases of common stock	(93,361)	(76,166)
Payment of dividends	(68,197)	(67,571)
Tax withholdings related to stock-based awards	(14,117)	(24,635)
Excess tax benefit related to stock-based awards	—	4,727
Proceeds related to stock-based awards	—	1,532
Other	—	(47)
Net cash used in financing activities	(60,675)	(37,160)
Effect of exchange rates on cash and cash equivalents	(2,381)	(1,299)
Net decrease in cash and cash equivalents	(110,604)	(82,525)
Cash and cash equivalents at beginning of period	213,713	193,647
Cash and cash equivalents at end of period	$103,109	$111,122

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of July 30, 2017 and July 31, 2016, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks then ended, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of January 29, 2017, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017.

The results of operations for the thirteen and twenty-six weeks ended July 30, 2017 are not necessarily indicative of the operating results of the full year.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The FASB also issued ASU 2016-10, Identifying Performance Obligations and Licensing in April 2016, which amends certain aspects of ASU 2014-09 for identifying performance obligations and the implementation guidance on licensing. These ASUs are effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently assessing the impact of these ASUs on our Consolidated Financial Statements and related internal controls over financial reporting. Although we do not expect that the adoption of these standards will result in a material change to our Consolidated Financial Statements, the adoption will result in a change in the timing of revenue recognition for certain merchandise shipped to the customer, a change in the timing of recognizing breakage income related to our gift cards, as well as a change in timing of recognizing advertising expense related to direct response advertising.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions (including the accounting for income taxes and forfeitures, among other areas). The ASU requires entities to, among other things, recognize all excess tax benefits and deficiencies in the income statement, as a benefit or expense within income taxes, in the period in which they occur. The ASU also allows an entity to make an accounting policy election to either estimate expected forfeitures or account for them as they occur. We adopted this ASU in the first quarter of fiscal 2017, and as a result, we no longer classify excess tax benefits related to stock-based awards as a financing cash inflow and an operating cash outflow. These classification requirements were adopted prospectively and, as such, our Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended July 31, 2016 has not been retrospectively adjusted. We continue to estimate expected forfeitures.

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

NOTE B. BORROWING ARRANGEMENTS

Credit Facility

We have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. As of July 30, 2017, we were in compliance with our financial covenants under the credit facility and, based on current projections, we expect to remain in compliance throughout the next 12 months. The credit facility matures on November 19, 2019, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During the second quarter of fiscal 2017, we had borrowings of $70,000,000 under the credit facility. For year-to-date fiscal 2017, we borrowed $115,000,000 (at a weighted average interest rate of 2.24%), all of which was outstanding as of July 30, 2017. During the second quarter of fiscal 2016, we borrowed $25,000,000 under the credit facility. For year-to-date fiscal 2016, we borrowed $125,000,000 (at a weighted average interest rate of 1.47%), all of which was outstanding as of July 31, 2016. Additionally, as of July 30, 2017, $12,771,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000. On August 25, 2017, we renewed all three of our letter of credit facilities for an aggregate of $70,000,000, and extended each of these facilities’ maturity dates until August 25, 2018. The letter of credit facilities contain covenants that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of July 30, 2017, an aggregate of $5,303,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 22, 2019.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 32,310,000 shares. As of July 30, 2017, there were approximately 5,970,000 shares available for future grant. Awards may be granted under the Plan to our officers, employees and non-employee members of the board of directors (the “Board”) or those of any of our subsidiaries. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense

During the thirteen and twenty-six weeks ended July 30, 2017, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $13,012,000 and $22,829,000, respectively. During the thirteen and twenty-six weeks ended July 31, 2016, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $11,744,000 and $27,476,000, respectively.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the grant date and the conversion date for the number of shares converted.

The following table summarizes our stock-settled stock appreciation right activity during the twenty-six weeks ended July 30, 2017:

Shares
Balance at January 29, 2017 (100% vested)	411,710
Granted	—
Converted into common stock	(51,021)
Cancelled	—
Balance at July 30, 2017 (100% vested)	360,689

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the twenty-six weeks ended July 30, 2017:

Shares
Balance at January 29, 2017	2,232,486
Granted	1,375,135
Released	(602,297)
Cancelled	(582,556)
Balance at July 30, 2017	2,422,768
Vested plus expected to vest at July 30, 2017	1,772,666

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended July 30, 2017
Basic	$52,917	86,429	$0.61
Effect of dilutive stock-based awards		419
Diluted	$52,917	86,848	$0.61
Thirteen weeks ended July 31, 2016
Basic	$51,785	89,039	$0.58
Effect of dilutive stock-based awards		697
Diluted	$51,785	89,736	$0.58
Twenty-six weeks ended July 30, 2017
Basic	$92,472	86,696	$1.07
Effect of dilutive stock-based awards		542
Diluted	$92,472	87,238	$1.06
Twenty-six weeks ended July 31, 2016
Basic	$91,382	89,169	$1.02
Effect of dilutive stock-based awards		929
Diluted	$91,382	90,098	$1.01

Stock-based awards of 1,638,306 and 1,048,547 were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 30, 2017, respectively, as their inclusion would be anti-dilutive. Stock-based awards of 909,000 and 627,000 were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 31, 2016, respectively, as their inclusion would be anti-dilutive.

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

Income taxes are calculated at an entity level and are not allocated to our reportable segments.

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
Thirteen weeks ended July 30, 2017
Net revenues[1]	$630,793	$570,813	$—	$1,201,606
Depreciation and amortization expense	6,788	22,385	15,925	45,098
Operating income (loss)	135,139	34,592	(88,147)	81,584
Capital expenditures	8,119	23,288	19,167	50,574
Thirteen weeks ended July 31, 2016
Net revenues[1]	$599,683	$559,346	$—	$1,159,029
Depreciation and amortization expense	7,989	21,339	12,801	42,129
Operating income (loss)	132,733	33,217	(82,674)	83,276
Capital expenditures	4,593	25,127	20,008	49,728
Twenty-six weeks ended July 30, 2017
Net revenues[1]	$1,211,303	$1,101,810	$—	$2,313,113
Depreciation and amortization expense	13,755	44,727	31,566	90,048
Operating income (loss)[2]	267,143	56,306	(179,391)	144,058
Assets[3]	672,522	1,129,925	677,413	2,479,860
Capital expenditures	10,989	39,785	31,953	82,727
Twenty-six weeks ended July 31, 2016
Net revenues[1]	$1,175,917	$1,080,929	$—	$2,256,846
Depreciation and amortization expense	15,603	42,088	25,678	83,369
Operating income (loss)[2]	264,278	63,342	(180,819)	146,801
Assets[3]	627,532	1,051,184	694,848	2,373,564
Capital expenditures	8,442	38,879	30,556	77,877
[1]	Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $80.6 million and $80.0 million for the thirteen weeks ended July 30, 2017 and July 31, 2016, respectively, and $150.0 million and $149.7 million for the twenty-six weeks ended July 30, 2017 and July 31, 2016, respectively.
[2]	Includes $5.7 million and $13.2 million of severance-related charges for the twenty-six weeks ended July 30, 2017 and July 31, 2016, respectively, primarily in our corporate functions, which is recorded in selling, general and administrative expenses within the unallocated segment.
[3]	Includes long-term assets related to our international operations of approximately $61.9 million and $60.7 million as of July 30, 2017 and July 31, 2016, respectively.

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

NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS

Stock Repurchase Program

During the thirteen weeks ended July 30, 2017, we repurchased 1,160,381 shares of our common stock at an average cost of $47.41 per share for a total cost of approximately $55,011,000. During the twenty-six weeks ended July 30, 2017, we repurchased 1,924,924 shares of our common stock at an average cost of $48.50 per share for a total cost of approximately $93,361,000. As of July 30, 2017, we held treasury stock of $805,000 that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

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

Dividends

We declared cash dividends of $0.39 and $0.37 per common share during the thirteen weeks ended July 30, 2017 and July 31, 2016, respectively. We declared cash dividends of $0.78 and $0.74 per common share during the twenty-six weeks ended July 30, 2017 and July 31, 2016, respectively. Our quarterly cash dividend may be limited or terminated at any time.

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

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges have terms of up to 18 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in selling, general and administrative expenses. Based on the rates in effect as of July 30, 2017, we expect to reclassify a net pre-tax loss of approximately $634,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts (to sell Australian dollars and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains or losses related to these contracts are recognized in selling, general and administrative expenses.

As of July 30, 2017 and July 31, 2016, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	July 30, 2017	July 31, 2016
Contracts designated as cash flow hedges	$24,600	$28,450
Contracts not designated as cash flow hedges	$48,000	$44,000

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measureable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and twenty-six weeks ended July 30, 2017 and July 31, 2016.

The effect of derivative instruments in our Condensed Consolidated Financial Statements during the thirteen and twenty-six weeks ended July 30, 2017 and July 31, 2016, pre-tax, was as follows:

In thousands	Thirteen Weeks Ended July 30, 2017	Thirteen Weeks Ended July 31, 2016	Twenty-six Weeks Ended July 30, 2017	Twenty-six Weeks Ended July 31, 2016
Net gain (loss) recognized in OCI	$(1,588)	$1,434	$(696)	$(1,499)
Net gain (loss) reclassified from OCI into cost of goods sold	$(9)	$50	$12	$459
Net foreign exchange gain (loss) recognized in selling, general and administrative expenses:
Instruments designated as cash flow hedges[1]	$47	$(13)	$55	$10
Instruments not designated or de-designated	$—	$309	$341	$(3,033)
[1]	Changes in fair value of the forward contract related to interest charges (or forward points).

The fair values of our derivative financial instruments are presented below according to their classification in our Condensed Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	July 30, 2017	July 31, 2016
Derivatives designated as cash flow hedges:
Other current assets	$—	$309
Other current liabilities	$(704)	$(695)
Other long-term liabilities	$(90)	$—
Derivatives not designated as hedging instruments:
Other current assets	$6	$9

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

There were no transfers between Level 1, 2 or 3 categories during the thirteen and twenty-six weeks ended July 30, 2017 or July 31, 2016.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 29, 2017	$(9,957)	$54	$(9,903)
Foreign currency translation adjustments	(1,566)	—	(1,566)
Change in fair value of derivative financial instruments	—	655	655
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(16)	(16)
Other comprehensive income (loss)	(1,566)	639	(927)
Balance at April 30, 2017	(11,523)	693	(10,830)
Foreign currency translation adjustments	3,390		3,390
Change in fair value of derivative financial instruments		(1,166)	(1,166)
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]		7	7
Other comprehensive income (loss)	3,390	(1,159)	2,231
Balance at July 30, 2017	$(8,133)	$(466)	$(8,599)

Balance at January 31, 2016	$(11,480)	$864	$(10,616)
Foreign currency translation adjustments	5,208	—	5,208
Change in fair value of derivative financial instruments	—	(2,165)	(2,165)
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(302)	(302)
Other comprehensive income (loss)	5,208	(2,467)	2,741
Balance at May 1, 2016	(6,272)	(1,603)	(7,875)
Foreign currency translation adjustments	(3,005)	—	(3,005)
Change in fair value of derivative financial instruments	—	1,058	1,058
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(38)	(38)
Other comprehensive income (loss)	(3,005)	1,020	(1,985)
Balance at July 31, 2016	$(9,277)	$(583)	$(9,860)
[1]	Refer to Note H for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our compliance with the financial covenants contained in our credit facilities; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the fiscal year ended January 29, 2017, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 635 stores. We have retail and/or e-commerce businesses in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, and ship our products to customers worldwide. Our catalogs reach customers throughout the U.S. and Australia. In addition, we have unaffiliated franchisees that operate stores and/or e-commerce websites in the Middle East, the Philippines, Mexico and South Korea.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended July 30, 2017 (“second quarter of fiscal 2017”), as compared to the thirteen weeks ended July 31, 2016 (“second quarter of fiscal 2016”) and the twenty-six weeks ended July 30, 2017 (“year-to-date fiscal 2017”), as compared to the twenty-six weeks ended July 31, 2016 (“year-to-date fiscal 2016”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Second Quarter of Fiscal 2017 Financial Results

Net revenues in the second quarter of fiscal 2017 increased by $42,577,000, or 3.7%, compared to the second quarter of fiscal 2016, with comparable brand revenue growth of 2.8%. The increase in net revenues was driven by a 5.2% increase in our e-commerce net revenues (primarily driven by West Elm, Williams Sonoma, Rejuvenation, Mark and Graham and our company-owned international operations), and a 2.1% increase in retail net revenues (primarily driven by West Elm and Pottery Barn), with particular strength in furniture. Net revenue growth in the second quarter of fiscal 2017 also included a 2.7% increase in store leased square footage compared to the second quarter of fiscal 2016 primarily due to 9 net new stores.

In Pottery Barn, our largest brand, comparable brand revenues increased 1.2% in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. This growth was driven by our new furniture collections along with strength in decorative accessories, entertaining and textiles. In Williams Sonoma, comparable brand revenues increased 1.9% in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. This increase was driven by a strong summer season led by our outdoor categories, strong performance in our exclusive product offerings and continued growth in Williams Sonoma Home. In West Elm, comparable brand revenues increased 10.1% in the second quarter of fiscal 2017 on top of 15.8% in the second quarter of fiscal 2016. This growth was driven by furniture and our outdoor collections. In Pottery Barn Kids, comparable brand revenues declined 3.9% in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. Strength in our back-to-school, textile and furniture businesses was more than offset by lower in-stock inventory positions in certain key categories. In PBteen, comparable brand revenues increased 0.2% in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, with improvement across all major categories. We saw particular strength in key furniture, textile and accessory categories, as well as our back to school and dorm offerings. Our newer businesses, Rejuvenation and Mark and Graham, delivered growth of over 25% in the second quarter of fiscal 2017.

In the second quarter of fiscal 2017, diluted earnings per share was $0.61 versus $0.58 in the second quarter of fiscal 2016. We also returned $89,019,000 to our stockholders through stock repurchases and dividends.

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

	Thirteen Weeks Ended				Twenty-six Weeks Ended
In thousands	July 30, 2017	% Total	July 31, 2016	% Total	July 30, 2017	% Total	July 31, 2016	% Total
E-commerce net revenues	$630,793	52.5%	$599,683	51.7%	$1,211,303	52.4%	$1,175,917	52.1%
Retail net revenues	570,813	47.5%	559,346	48.3%	1,101,810	47.6%	1,080,929	47.9%
Net revenues	$1,201,606	100.0%	$1,159,029	100.0%	$2,313,113	100.0%	$2,256,846	100.0%

Net revenues in the second quarter of fiscal 2017 increased by $42,577,000, or 3.7%, compared to the second quarter of fiscal 2016, with comparable brand revenue growth of 2.8%. The increase in net revenues was driven by a 5.2% increase in our e-commerce net revenues (primarily driven by West Elm, Williams Sonoma, Rejuvenation, Mark and Graham and our company-owned international operations), and a 2.1% increase in retail net revenues (primarily driven by West Elm and Pottery Barn), with particular strength in furniture. Net revenue growth in the second quarter of fiscal 2017 also included a 2.7% increase in store leased square footage compared to the second quarter of fiscal 2016 primarily due to 9 net new stores.

Net revenues for year-to-date fiscal 2017 increased by $56,267,000 or 2.5%, compared to year-to-date fiscal 2016, with comparable brand revenue growth of 1.5%. The increase in net revenues was driven by a 3.0% increase in our e-commerce net revenues (primarily driven by West Elm, Williams Sonoma and Rejuvenation) and a 1.9% increase in our retail net revenues (primarily driven by West Elm and Pottery Barn), with particular strength in furniture. Net revenue growth for year-to-date fiscal 2017 also included a 2.7% increase in store leased square footage compared to year-to-date fiscal 2016 primarily due to 9 net new stores.

Comparable Brand Revenue

Comparable brand revenue includes retail comparable store sales and e-commerce sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. Outlet comparable store net revenues are included in their respective brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and e-commerce websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales to be meaningful to evaluating performance. Additionally, comparable brand revenue growth for newer concepts is not separately disclosed until such time that we believe those sales to be meaningful to evaluating the performance of the brand.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Comparable brand revenue growth (decline)	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Pottery Barn	1.2%	(4.8%)	(0.1%)	(2.4%)
Williams Sonoma	1.9%	0.0%	2.5%	1.7%
West Elm	10.1%	15.8%	8.1%	17.4%
Pottery Barn Kids	(3.9%)	0.1%	(4.8%)	0.9%
PBteen	0.2%	(5.2%)	(6.3%)	(2.1%)
Total[1]	2.8%	0.6%	1.5%	2.5%
[1]	Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

RETAIL STORE DATA

	Store Count					Average Leased Square Footage Per Store
	April 30, 2017	Openings	Closings	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Williams Sonoma	233	1	—	234	241	6,600	6,600
Pottery Barn	199	6	(1)	204	201	13,800	13,800
West Elm	99	2	—	101	89	13,200	13,300
Pottery Barn Kids	89	—	(1)	88	89	7,400	7,500
Rejuvenation	8	—	—	8	6	8,800	9,000
Total	628	9	(2)	635	626	10,100	10,000
Store selling square footage at period-end						3,998,000	3,894,000
Store leased square footage at period-end						6,428,000	6,262,000

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-six Weeks Ended
In thousands	July 30, 2017	% Net Revenues	July 31, 2016	% Net Revenues	July 30, 2017	% Net Revenues	July 31, 2016	% Net Revenues
Cost of goods sold[1]	$778,895	64.8%	$748,490	64.6%	$1,494,642	64.6%	$1,453,790	64.4%
[1]	Includes total occupancy expenses of $168,359,000 and $164,702,000 for the second quarter of fiscal 2017 and the second quarter of fiscal 2016, respectively, and $335,852,000 and $326,721,000 for year-to-date fiscal 2017 and year-to-date fiscal 2016, respectively.

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

Second Quarter of Fiscal 2017 vs. Second Quarter of Fiscal 2016

Cost of goods sold increased by $30,405,000, or 4.1%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. Cost of goods sold as a percentage of net revenues increased to 64.8% in the second quarter of fiscal 2017 from 64.6% in the second quarter of fiscal 2016. This increase was driven by lower selling margins primarily resulting from reduced shipping income, partially offset by the leverage of occupancy costs.

In the e-commerce channel, cost of goods sold as a percentage of net revenues increased in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 driven by lower selling margins primarily resulting from reduced shipping income, partially offset by a reduction in occupancy costs.

In the retail channel, cost of goods sold as a percentage of net revenues decreased in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 primarily driven by higher selling margins.

Year-to-Date Fiscal 2017 vs. Year-to-Date Fiscal 2016

Cost of goods sold increased by $40,852,000, or 2.8%, year-to-date fiscal 2017 compared to year-to-date fiscal 2016. Cost of goods sold as a percentage of net revenues increased to 64.6% year-to-date fiscal 2017 from 64.4% year-to-date fiscal 2016. This increase was driven by lower selling margins primarily resulting from reduced shipping income.

In the e-commerce channel, cost of goods sold as a percentage of net revenues decreased year-to-date fiscal 2017 compared to year-to-date fiscal 2016 primarily driven by a reduction in occupancy costs, partially offset by lower selling margins primarily resulting from reduced shipping income.

In the retail channel, cost of goods sold as a percentage of net revenues increased year-to-date fiscal 2017 compared to year-to-date fiscal 2016 primarily driven by higher occupancy costs to support our growth and operational initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Twenty-six Weeks Ended
In thousands	July 30, 2017	% Net Revenues	July 31, 2016	% Net Revenues	July 30, 2017	% Net Revenues	July 31, 2016	% Net Revenues
Selling, general and administrative expenses	$341,127	28.4%	$327,263	28.2%	$674,413	29.2%	$656,255	29.1%

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

Second Quarter of Fiscal 2017 vs. Second Quarter of Fiscal 2016

Selling, general and administrative expenses increased by $13,864,000, or 4.2%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. Selling, general and administrative expenses as a percentage of net revenues increased to 28.4% in the second quarter of fiscal 2017 compared to 28.2% in the second quarter of fiscal 2016. This increase as a percentage of net revenues was primarily due to higher digital advertising costs as a result of our focus on new customer acquisition, partially offset by a decrease in general expenses.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 primarily driven by higher digital advertising costs, partially offset by the leverage of employment costs and lower general expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 primarily driven by an increase in employment costs to support our growth initiatives, partially offset by a decrease in general expenses.

Year-to-Date Fiscal 2017 vs. Year-to-Date Fiscal 2016

Selling, general and administrative expenses increased by $18,158,000, or 2.8%, year-to-date fiscal 2017 compared to year-to-date fiscal 2016. Selling, general and administrative expenses as a percentage of net revenues increased to 29.2% year-to-date fiscal 2017 compared to 29.1% year-to-date fiscal 2016. This increase as a percentage of net revenues was primarily due to higher digital advertising costs as a result of our focus on new customer acquisition, partially offset by a decrease in severance-related charges within the unallocated segment ($5,705,000 year-to-date fiscal 2017 compared to $13,221,000 year-to-date fiscal 2016) and a decrease in general expenses.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased year-to-date fiscal 2017 compared to year-to-date fiscal 2016 primarily driven by higher digital advertising costs, partially offset by the leverage of employment costs and general expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased year-to-date fiscal 2017 compared to year-to-date fiscal 2016 primarily driven by an increase in employment costs to support our growth initiatives, partially offset by a decrease in general expenses.

INCOME TAXES

The effective tax rate was 35.6% for year-to-date fiscal 2017 and 37.7% for year-to-date fiscal 2016. The decrease in the effective tax rate for year-to-date fiscal 2017 was primarily driven by the overall mix and level of earnings, as well as the improved profitability across our international operations, which are taxed at a lower tax rate, partially offset by an unfavorable impact from the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.

LIQUIDITY AND CAPITAL RESOURCES

As of July 30, 2017, we held $103,109,000 in cash and cash equivalents, the majority of which was held in demand deposit accounts and money market funds, of which $62,577,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

In fiscal 2017, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, property and equipment purchases, stock repurchases and dividend payments. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. For year-to-date fiscal 2017, we borrowed $115,000,000 under the credit facility, all of which was outstanding as of July 30, 2017. For year-to-date fiscal 2016, we borrowed $125,000,000 under the credit facility, all of which was outstanding as of July 31, 2016.

As of July 30, 2017, issued but undrawn standby letters of credit totaling $12,771,000 were outstanding under the credit facility. Additionally, as of July 30, 2017, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which $5,303,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants under the credit facility and the three unsecured letter of credit reimbursement facilities and, based on our current projections, we expect to remain in compliance throughout the next 12 months. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For year-to-date fiscal 2017, net cash provided by operating activities was $35,135,000 compared to $33,448,000 for year-to-date fiscal 2016. For year-to-date fiscal 2017, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, partially offset by merchandise inventories, accounts payable and accrued salaries, benefits and other liabilities. Net cash provided by operating activities increased compared to year-to-date fiscal 2016 primarily due to a decrease in payments related to income taxes and accounts payable, partially offset by an increase in merchandise inventories.

Cash Flows from Investing Activities

For year-to-date fiscal 2017, net cash used in investing activities was $82,683,000 compared to $77,514,000 for year-to-date fiscal 2016, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities increased compared to year-to-date fiscal 2016 primarily due to an increase in purchases of property and equipment.

Cash Flows from Financing Activities

For year-to-date fiscal 2017, net cash used in financing activities was $60,675,000 compared to $37,160,000 for year-to-date fiscal 2016. For year-to-date fiscal 2017, net cash used in financing activities was primarily attributable to repurchases of common stock and the payment of dividends, partially offset by borrowings under our revolving line of credit. Net cash used in financing activities increased compared to year-to-date fiscal 2016 primarily due to an increase in repurchases of common stock.

Stock Repurchase Program and Dividends

See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the second quarter of fiscal 2017, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017.

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

Interest Rate Risk

Our revolving line of credit has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. As of July 30, 2017, we had borrowings of $115,000,000 outstanding under the credit facility. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instrument would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of July 30, 2017, our investments, made primarily in demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 1% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during the second quarter of fiscal 2017 or the second quarter of fiscal 2016. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail and/or e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the second quarter of fiscal 2017 or the second quarter of fiscal 2016, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of July 30, 2017, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of July 30, 2017 with respect to shares of common stock we repurchased during the second quarter of fiscal 2017 under our $500,000,000 stock repurchase authorization. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
May 1, 2017 – May 28, 2017	249,732	$51.22	249,732	$359,435,000
May 29, 2017 – June 25, 2017	294,882	$47.69	294,882	$345,373,000
June 26, 2017 – July 30, 2017	615,767	$45.73	615,767	$317,217,000
Total	1,160,381	$47.41	1,160,381	$317,217,000
[1]	Excludes shares withheld for employee taxes upon vesting of stock-based awards.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws of Williams-Sonoma, Inc., effective May 31, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 2, 2017, File No. 001-14077)
10.1+*	Form of Williams-Sonoma, Inc. 2001 Long Term Incentive Plan Retention Restricted Stock Unit Award Agreement for Grants to Employees
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie P. Whalen
Julie P. Whalen
Chief Financial Officer

Date: September 8, 2017