Form 10-Q
period 2017-10-29
WILLIAMS SONOMA INC
filed 2017-12-06
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2017.

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

As of November 26, 2017, 84,175,180 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 29, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands, except per share amounts	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
E-commerce net revenues	$690,045	$648,743	$1,901,348	$1,824,660
Retail net revenues	609,291	596,642	1,711,101	1,677,571
Net revenues	1,299,336	1,245,385	3,612,449	3,502,231
Cost of goods sold	832,269	787,162	2,326,911	2,240,952
Gross profit	467,067	458,223	1,285,538	1,261,279
Selling, general and administrative expenses	356,254	348,244	1,030,667	1,004,499
Operating income	110,813	109,979	254,871	256,780
Interest (income) expense, net	594	488	974	587
Earnings before income taxes	110,219	109,491	253,897	256,193
Income taxes	38,906	40,113	90,112	95,433
Net earnings	$71,313	$69,378	$163,785	$160,760
Basic earnings per share	$0.84	$0.78	$1.90	$1.81
Diluted earnings per share	$0.84	$0.78	$1.89	$1.79
Shares used in calculation of earnings per share:
Basic	84,940	88,382	86,111	88,906
Diluted	85,384	89,144	86,582	89,764

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Net earnings	$71,313	$69,378	$163,785	$160,760
Other comprehensive income (loss):
Foreign currency translation adjustments	40	(1,731)	1,864	472
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $133, $184, $(52) and $(208)	373	520	(138)	(587)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $45, $(107), $48 and $12	(128)	299	(137)	(41)
Comprehensive income	$71,598	$68,466	$165,374	$160,604

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts	October 29, 2017	January 29, 2017	October 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$90,779	$213,713	$75,381
Accounts receivable, net	92,282	88,803	96,386
Merchandise inventories, net	1,176,941	977,505	1,063,747
Prepaid catalog expenses	22,992	23,625	25,329
Prepaid expenses	65,326	52,882	74,195
Other assets	12,141	10,652	12,176
Total current assets	1,460,461	1,367,180	1,347,214
Property and equipment, net	931,131	923,283	918,020
Deferred income taxes, net	131,793	135,238	136,558
Other assets, net	56,999	51,178	51,540
Total assets	$2,580,384	$2,476,879	$2,453,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$470,783	$453,710	$450,144
Accrued salaries, benefits and other liabilities	103,349	130,187	111,445
Customer deposits	288,569	294,276	289,737
Borrowings under revolving line of credit	170,000	—	125,000
Income taxes payable	48,865	23,245	1,122
Other liabilities	55,985	59,838	53,423
Total current liabilities	1,137,551	961,256	1,030,871
Deferred rent and lease incentives	195,220	196,188	192,948
Other long-term obligations	75,439	71,215	70,031
Total liabilities	1,408,210	1,228,659	1,293,850
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $.01 par value; 253,125 shares authorized; 84,478, 87,325 and 88,014 shares issued and outstanding at October 29, 2017, January 29, 2017 and October 30, 2016, respectively	845	873	881
Additional paid-in capital	557,198	556,928	547,513
Retained earnings	623,170	701,702	623,243
Accumulated other comprehensive loss	(8,314)	(9,903)	(10,772)
Treasury stock, at cost: 11, 20 and 20 shares as of October 29, 2017, January 29, 2017 and October 30, 2016, respectively	(725)	(1,380)	(1,383)
Total stockholders’ equity	1,172,174	1,248,220	1,159,482
Total liabilities and stockholders’ equity	$2,580,384	$2,476,879	$2,453,332

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
In thousands	October 29, 2017	October 30, 2016
Cash flows from operating activities:
Net earnings	$163,785	$160,760
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	135,473	127,745
Loss on disposal/impairment of assets	1,299	1,852
Amortization of deferred lease incentives	(18,987)	(18,789)
Deferred income taxes	(11,884)	(14,461)
Tax benefit related to stock-based awards	15,439	23,571
Excess tax benefit related to stock-based awards	—	(4,817)
Stock-based compensation expense	30,164	37,975
Other	(416)	(647)
Changes in:
Accounts receivable	(2,341)	(17,400)
Merchandise inventories	(197,757)	(82,410)
Prepaid catalog expenses	633	3,591
Prepaid expenses and other assets	(20,001)	(29,205)
Accounts payable	7,544	(17,403)
Accrued salaries, benefits and other liabilities	(26,883)	(507)
Customer deposits	(5,815)	(7,445)
Deferred rent and lease incentives	17,000	25,969
Income taxes payable	25,677	(65,915)
Net cash provided by operating activities	112,930	122,464
Cash flows from investing activities:
Purchases of property and equipment	(135,821)	(127,169)
Other	458	370
Net cash used in investing activities	(135,363)	(126,799)
Cash flows from financing activities:
Borrowings under revolving line of credit	170,000	125,000
Repurchases of common stock	(154,321)	(115,167)
Payment of dividends	(101,928)	(100,854)
Tax withholdings related to stock-based awards	(14,836)	(26,518)
Excess tax benefit related to stock-based awards	—	4,817
Proceeds related to stock-based awards	—	1,532
Other	(20)	(48)
Net cash used in financing activities	(101,105)	(111,238)
Effect of exchange rates on cash and cash equivalents	604	(2,693)
Net decrease in cash and cash equivalents	(122,934)	(118,266)
Cash and cash equivalents at beginning of period	213,713	193,647
Cash and cash equivalents at end of period	$90,779	$75,381

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of October 29, 2017 and October 30, 2016, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks then ended, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of January 29, 2017, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017.

The results of operations for the thirteen and thirty-nine weeks ended October 29, 2017 are not necessarily indicative of the operating results of the full year.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The FASB also issued ASU 2016-10, Identifying Performance Obligations and Licensing in April 2016, which amends certain aspects of ASU 2014-09 for identifying performance obligations and the implementation guidance on licensing. These ASUs are effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently assessing the impact of these ASUs on our Consolidated Financial Statements and related internal controls over financial reporting. Although we do not expect that the adoption of these standards will result in a material change to our Consolidated Financial Statements, we expect the adoption will result in an acceleration in the timing of revenue recognition for certain merchandise shipped to the customer as well as an acceleration in the timing of recognizing breakage income associated with our gift cards. We also expect to recognize advertising expense related to direct response advertising as incurred. We are currently evaluating the classification of income earned in connection with our private label and co-branded credit cards as well as the expanded disclosures required under the new guidance. We will adopt these ASUs on a modified retrospective basis beginning in the first quarter of fiscal 2018.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions (including the accounting for income taxes and forfeitures, among other areas). The ASU requires entities to, among other things, recognize all excess tax benefits and deficiencies in the income statement, as a benefit or expense within income taxes, in the period in which they occur. The ASU also allows an entity to make an accounting policy election to either estimate expected forfeitures or account for them as they occur. We adopted this ASU in the first quarter of fiscal 2017, and as a result, we no longer classify excess tax benefits related to stock-based awards as a financing cash inflow and an operating cash outflow. These classification requirements were adopted prospectively and, as such, our Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 30, 2016 has not been retrospectively adjusted. We continue to estimate expected forfeitures.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. Entities should apply the guidance to existing cash flow and net investment hedge relationships using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings on the date of adoption. The guidance also provides transition relief to make it easier for entities to apply certain amendments to existing hedges where the hedge documentation needs to be modified. This standard is not expected to have a significant effect on our accounting policies or on our consolidated financial statements and related disclosures.

NOTE B. BORROWING ARRANGEMENTS

Credit Facility

We have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. As of October 29, 2017, we were in compliance with our financial covenants under the credit facility and, based on current projections, we expect to remain in compliance throughout the next 12 months. The credit facility matures on November 19, 2019, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized.

We may elect interest rates calculated at (i) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent, or a rate based on LIBOR plus one percent) plus a margin based on our leverage ratio or (ii) LIBOR plus a margin based on our leverage ratio. During the third quarter of fiscal 2017, we had borrowings of $55,000,000 under the credit facility. For year-to-date fiscal 2017, we borrowed $170,000,000 (at a weighted average interest rate of 2.25%), all of which was outstanding as of October 29, 2017. During the third quarter of fiscal 2016, we had no borrowings under the credit facility. For year-to-date 2016, we borrowed $125,000,000 (at a weighted average interest rate of 1.55%), all of which was outstanding as of October 30, 2016. Additionally, as of October 29, 2017, $12,782,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000, each of which matures on August 25, 2018. The letter of credit facilities contain covenants that are consistent with our unsecured revolving line of credit. Interest on unreimbursed amounts under the letter of credit facilities accrues at the lender’s prime rate (or, if greater, the average rate on overnight federal funds plus one-half of one percent) plus 2.0%. As of October 29, 2017, an aggregate of $8,392,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 22, 2019.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 32,310,000 shares. As of October 29, 2017, there were approximately 6,000,000 shares available for future grant. Awards may be granted under the Plan to our officers, employees and non-employee members of the board of directors (the “Board”) or those of any of our subsidiaries. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense

During the thirteen and thirty-nine weeks ended October 29, 2017, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $7,335,000 and $30,164,000, respectively. During the thirteen and thirty-nine weeks ended October 30, 2016, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $10,499,000 and $37,975,000, respectively.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the grant date and the conversion date for the number of shares converted.

The following table summarizes our stock-settled stock appreciation right activity during the thirty-nine weeks ended October 29, 2017:

Shares
Balance at January 29, 2017 (100% vested)	411,710
Granted	—
Converted into common stock	(79,331)
Cancelled	—
Balance at October 29, 2017 (100% vested)	332,379

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirty-nine weeks ended October 29, 2017:

Shares
Balance at January 29, 2017	2,232,486
Granted	1,486,395
Released	(636,686)
Cancelled	(688,354)
Balance at October 29, 2017	2,393,841
Vested plus expected to vest at October 29, 2017	1,710,333

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended October 29, 2017
Basic	$71,313	84,940	$0.84
Effect of dilutive stock-based awards		444
Diluted	$71,313	85,384	$0.84
Thirteen weeks ended October 30, 2016
Basic	$69,378	88,382	$0.78
Effect of dilutive stock-based awards		762
Diluted	$69,378	89,144	$0.78
Thirty-nine weeks ended October 29, 2017
Basic	$163,785	86,111	$1.90
Effect of dilutive stock-based awards		471
Diluted	$163,785	86,582	$1.89
Thirty-nine weeks ended October 30, 2016
Basic	$160,760	88,906	$1.81
Effect of dilutive stock-based awards		858
Diluted	$160,760	89,764	$1.79

Stock-based awards of 994,000 and 1,052,000 were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 29, 2017, respectively, as their inclusion would be anti-dilutive. Stock-based awards of 610,000 and 540,000 were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 30, 2016, respectively, as their inclusion would be anti-dilutive.

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

Income taxes are calculated at an entity level and are not allocated to our reportable segments.

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
Thirteen weeks ended October 29, 2017
Net revenues[1]	$690,045	$609,291	$—	$1,299,336
Depreciation and amortization expense	6,870	22,555	16,000	45,425
Operating income (loss)	142,865	42,804	(74,856)	110,813
Capital expenditures	13,184	22,066	17,844	53,094
Thirteen weeks ended October 30, 2016
Net revenues[1]	$648,743	$596,642	$—	$1,245,385
Depreciation and amortization expense	7,812	21,676	14,888	44,376
Operating income (loss) [2]	150,164	47,080	(87,265)	109,979
Capital expenditures	5,231	25,820	18,241	49,292
Thirty-nine weeks ended October 29, 2017
Net revenues[1]	$1,901,348	$1,711,101	$—	$3,612,449
Depreciation and amortization expense	20,625	67,282	47,566	135,473
Operating income (loss) [2]	410,008	99,110	(254,247)	254,871
Assets[3]	732,842	1,156,117	691,425	2,580,384
Capital expenditures	24,173	61,851	49,797	135,821
Thirty-nine weeks ended October 30, 2016
Net revenues[1]	$1,824,660	$1,677,571	$—	$3,502,231
Depreciation and amortization expense	23,415	63,764	40,566	127,745
Operating income (loss) [2]	414,442	110,422	(268,084)	256,780
Assets[3]	664,105	1,118,913	670,314	2,453,332
Capital expenditures	13,673	64,699	48,797	127,169
[1]	Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $84.1 million and $82.8 million for the thirteen weeks ended October 29, 2017 and October 30, 2016, respectively, and $234.1 million and $232.5 million for the thirty-nine weeks ended October 29, 2017 and October 30, 2016, respectively.
[2]	Includes $5.7 million of severance-related charges for the thirty-nine weeks ended October 29, 2017 and $1.2 million and $14.4 million of severance-related charges for the thirteen and thirty-nine weeks ended October 30, 2016, respectively, primarily in our corporate functions, which is recorded in selling, general and administrative expenses within the unallocated segment.
[3]	Includes long-term assets related to our international operations of approximately $58.5 million and $59.2 million as of October 29, 2017 and October 30, 2016, respectively.

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

NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS

Stock Repurchase Program

During the thirteen weeks ended October 29, 2017, we repurchased 1,301,373 shares of our common stock at an average cost of $46.84 per share for a total cost of approximately $60,960,000. During the thirty-nine weeks ended October 29, 2017, we repurchased 3,226,297 shares of our common stock at an average cost of $47.83 per share for a total cost of approximately $154,321,000. As of October 29, 2017, we held treasury stock of approximately $725,000 that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

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

Dividends

We declared cash dividends of $0.39 and $0.37 per common share during the thirteen weeks ended October 29, 2017 and October 30, 2016, respectively. We declared cash dividends of $1.17 and $1.11 per common share during the thirty-nine weeks ended October 29, 2017 and October 30, 2016, respectively. Our quarterly cash dividend may be limited or terminated at any time.

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

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. These hedges have terms of up to 18 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in selling, general and administrative expenses. Based on the rates in effect as of October 29, 2017, we expect to reclassify a net pre-tax loss of approximately $301,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts (to sell Australian dollars and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains or losses related to these contracts are recognized in selling, general and administrative expenses.

As of October 29, 2017 and October 30, 2016, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	October 29, 2017	October 30, 2016
Contracts designated as cash flow hedges	$23,000	$29,000
Contracts not designated as cash flow hedges	$48,000	$46,000

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and thirty-nine weeks ended October 29, 2017 and October 30, 2016.

The effect of derivative instruments in our Condensed Consolidated Financial Statements during the thirteen and thirty-nine weeks ended October 29, 2017 and October 30, 2016, pre-tax, was as follows:

In thousands	Thirteen Weeks Ended October 29, 2017	Thirteen Weeks Ended October 30, 2016	Thirty-nine Weeks Ended October 29, 2017	Thirty-nine Weeks Ended October 30, 2016
Net gain (loss) recognized in OCI	$506	$704	$(190)	$(795)
Net gain (loss) reclassified from OCI into cost of goods sold	$173	$(406)	$185	$53
Net foreign exchange gain (loss) recognized in selling, general and administrative expenses:
Instruments designated as cash flow hedges[1]	$20	$(22)	$75	$(12)
Instruments not designated or de-designated	$1,752	$(566)	$(1,096)	$(3,599)
[1]	Changes in fair value of the forward contract related to interest charges (or forward points).

The fair values of our derivative financial instruments are presented below according to their classification in our Condensed Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	October 29, 2017	October 30, 2016
Derivatives designated as cash flow hedges:
Other current assets	$161	$653
Other long-term assets	$25	$176
Other current liabilities	$(131)	$(328)
Other long-term liabilities	$(11)	$—
Derivatives not designated as hedging instruments:
Other current assets	$209	$314

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

There were no transfers between Level 1, 2 or 3 categories during the thirteen and thirty-nine weeks ended October 29, 2017 or

October 30, 2016.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 29, 2017	$(9,957)	$54	$(9,903)
Foreign currency translation adjustments	(1,566)	—	(1,566)
Change in fair value of derivative financial instruments	—	655	655
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(16)	(16)
Other comprehensive income (loss)	(1,566)	639	(927)
Balance at April 30, 2017	(11,523)	693	(10,830)
Foreign currency translation adjustments	3,390	—	3,390
Change in fair value of derivative financial instruments	—	(1,166)	(1,166)
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	7	7
Other comprehensive income (loss)	3,390	(1,159)	2,231
Balance at July 30, 2017	(8,133)	(466)	(8,599)
Foreign currency translation adjustments	40	—	40
Change in fair value of derivative financial instruments	—	373	373
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(128)	(128)
Other comprehensive income (loss)	40	245	285
Balance at October 29, 2017	$(8,093)	$(221)	$(8,314)

Balance at January 31, 2016	$(11,480)	$864	$(10,616)
Foreign currency translation adjustments	5,208	—	5,208
Change in fair value of derivative financial instruments	—	(2,165)	(2,165)
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(302)	(302)
Other comprehensive income (loss)	5,208	(2,467)	2,741
Balance at May 1, 2016	(6,272)	(1,603)	(7,875)
Foreign currency translation adjustments	(3,005)	—	(3,005)
Change in fair value of derivative financial instruments	—	1,058	1,058
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(38)	(38)
Other comprehensive income (loss)	(3,005)	1,020	(1,985)
Balance at July 31, 2016	(9,277)	(583)	(9,860)
Foreign currency translation adjustments	(1,731)	—	(1,731)
Change in fair value of derivative financial instruments	—	520	520
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	299	299
Other comprehensive income (loss)	(1,731)	819	(912)
Balance at October 30, 2016	$(11,008)	$236	$(10,772)

[1]	Refer to Note H for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Earnings.

NOTE K. SUBSEQUENT EVENT

On December 1, 2017, we acquired Outward, Inc., a 3-D imaging and augmented reality platform for the home furnishings and décor industry, for all cash consideration of $112,000,000. Outward is a wholly-owned subsidiary of Williams-Sonoma, Inc. Results of operations for Outward will be included in our consolidated financial statements from the date of acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our compliance with the financial covenants contained in our credit facilities; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our expectations regarding the amendment and extension of our credit facility and the entry into a term loan; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the fiscal year ended January 29, 2017, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct mail catalogs and 636 stores. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines and South Korea, and stores and e-commerce websites in Mexico.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended October 29, 2017 (“third quarter of fiscal 2017”), as compared to the thirteen weeks ended October 30, 2016 (“third quarter of fiscal 2016”) and the thirty-nine weeks ended October 29, 2017 (“year-to-date fiscal 2017”), as compared to the thirty-nine weeks ended October 30, 2016 (“year-to-date fiscal 2016”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Third Quarter of Fiscal 2017 Financial Results

Net revenues in the third quarter of fiscal 2017 increased by $53,951,000, or 4.3%, compared to the third quarter of fiscal 2016, with comparable brand revenue growth of 3.3%. The increase in net revenues was driven by a 6.4% increase in our e-commerce net revenues (primarily driven by West Elm, Williams Sonoma and our newer businesses, Rejuvenation and Mark and Graham), and a 2.1% increase in retail net revenues (primarily driven by West Elm and Pottery Barn), with particular strength in furniture. Net revenue growth in the third quarter of fiscal 2017 was also due to a 1.4% increase in store leased square footage compared to the third quarter of fiscal 2016 primarily due to 1 net new store. Additionally, during the third quarter of fiscal 2017, net revenue growth was negatively impacted by lost sales from the hurricanes in Florida, Texas and Puerto Rico.

Despite this lost sales impact from the hurricanes, we saw net revenue growth in key categories across our brands. In Pottery Barn, growth was primarily due to our bedroom, decorating and upholstery businesses. In Williams Sonoma, growth was driven by strength in our electrics, tabletop and housewares categories as well as continued growth in Williams Sonoma Home. In West Elm, growth was driven by furniture, tabletop and lighting. In Pottery Barn Kids, growth was driven by our furniture and accessory categories. And, in PBteen, we saw improvement across all major categories, with particular strength in key furniture and accessory categories, as well as our back to school and dorm offerings.

In the third quarter of fiscal 2017, diluted earnings per share was $0.84 versus $0.78 in the third quarter of fiscal 2016. We also returned $94,691,000 to our stockholders through stock repurchases and dividends.

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

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	October 29, 2017	% Total	October 30, 2016	% Total	October 29, 2017	% Total	October 30, 2016	% Total
E-commerce net revenues	$690,045	53.1%	$648,743	52.1%	$1,901,348	52.6%	$1,824,660	52.1%
Retail net revenues	609,291	46.9%	596,642	47.9%	1,711,101	47.4%	1,677,571	47.9%
Net revenues	$1,299,336	100.0%	$1,245,385	100.0%	$3,612,449	100.0%	$3,502,231	100.0%

Net revenues in the third quarter of fiscal 2017 increased by $53,951,000, or 4.3%, compared to the third quarter of fiscal 2016, with comparable brand revenue growth of 3.3%. The increase in net revenues was driven by a 6.4% increase in our e-commerce net revenues (primarily driven by West Elm, Williams Sonoma and our newer businesses, Rejuvenation and Mark and Graham), and a 2.1% increase in retail net revenues (primarily driven by West Elm and Pottery Barn), with particular strength in furniture. Net revenue growth in the third quarter of fiscal 2017 was also due to a 1.4% increase in store leased square footage compared to the third quarter of fiscal 2016 primarily due to 1 net new store. Additionally, during the third quarter of fiscal 2017, net revenue growth was negatively impacted by lost sales from the hurricanes in Florida, Texas and Puerto Rico.

Net revenues for year-to-date fiscal 2017 increased by $110,218,000 or 3.1%, compared to year-to-date fiscal 2016, with comparable brand revenue growth of 2.1%. The increase in net revenues was driven by a 4.2% increase in our e-commerce net revenues (primarily driven by West Elm, Williams Sonoma and our newer businesses, Rejuvenation and Mark and Graham) and a 2.0% increase in our retail net revenues (primarily driven by West Elm and Pottery Barn), with particular strength in furniture. Net revenue growth for year-to-date fiscal 2017 was also due to a 1.4% increase in store leased square footage compared to year-to-date fiscal 2016 primarily due to 1 net new store. Additionally, during the third quarter of fiscal 2017, net revenue growth was negatively impacted by lost sales from the hurricanes in Florida, Texas and Puerto Rico.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Comparable brand revenue growth (decline)	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Pottery Barn	(0.3%)	(4.6%)	(0.2%)	(3.2%)
Williams Sonoma	2.3%	0.1%	2.5%	1.2%
West Elm	11.5%	12.0%	9.4%	15.4%
Pottery Barn Kids	0.1%	(1.0%)	(3.0%)	0.2%
PBteen	3.0%	(10.9%)	(2.9%)	(5.5%)
Total[1]	3.3%	(0.4%)	2.1%	1.4%
[1]	Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

RETAIL STORE DATA

	Store Count					Average Leased Square Footage Per Store
	July 30, 2017	Openings	Closings[1]	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Williams Sonoma	234	1	(2)	233	241	6,700	6,600
Pottery Barn	204	1	(3)	202	202	13,900	13,800
West Elm	101	5	(1)	105	97	13,100	13,300
Pottery Barn Kids	88	—	—	88	89	7,400	7,500
Rejuvenation	8	—	—	8	6	8,800	9,300
Total	635	7	(6)	636	635	10,200	10,000
Store selling square footage at period-end						4,031,000	3,966,000
Store leased square footage at period-end						6,468,000	6,381,000
[1]	Third quarter of fiscal 2017 closings include two Williams Sonoma, two Pottery Barn and one West Elm temporary closures in Puerto Rico and Florida due to hurricanes in these areas. These stores are expected to reopen during the fourth quarter of fiscal 2017.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	October 29, 2017	% Net Revenues	October 30, 2016	% Net Revenues	October 29, 2017	% Net Revenues	October 30, 2016	% Net Revenues
Cost of goods sold[1]	$832,269	64.1%	$787,162	63.2%	$2,326,911	64.4%	$2,240,952	64.0%
[1]	Includes total occupancy expenses of $171,161,000 and $168,020,000 for the third quarter of fiscal 2017 and the third quarter of fiscal 2016, respectively, and $507,013,000 and $494,741,000 for year-to-date fiscal 2017 and year-to-date fiscal 2016, respectively.

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

Third Quarter of Fiscal 2017 vs. Third Quarter of Fiscal 2016

Cost of goods sold increased by $45,107,000, or 5.7%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. Cost of goods sold as a percentage of net revenues increased to 64.1% in the third quarter of fiscal 2017 from 63.2% in the third quarter of fiscal 2016. This increase was primarily driven by lower merchandise margins, higher shipping costs and reduced shipping income, partially offset by reduced fulfillment-related costs in our supply chain and the leverage of occupancy costs.

In the e-commerce channel, cost of goods sold as a percentage of net revenues increased in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 driven by lower merchandise margins, higher shipping costs, and reduced shipping income, partially offset by reduced fulfillment-related costs in our supply chain and a reduction in occupancy costs.

In the retail channel, cost of goods sold as a percentage of net revenues increased in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 primarily driven by lower selling margins.

Year-to-Date Fiscal 2017 vs. Year-to-Date Fiscal 2016

Cost of goods sold increased by $85,959,000, or 3.8%, year-to-date fiscal 2017 compared to year-to-date fiscal 2016. Cost of goods sold as a percentage of net revenues increased to 64.4% year-to-date fiscal 2017 from 64.0% year-to-date fiscal 2016. This increase was driven by lower merchandise margins, reduced shipping income, and higher shipping costs, partially offset by reduced fulfillment-related costs in our supply chain.

In the e-commerce channel, cost of goods sold as a percentage of net revenues increased year-to-date fiscal 2017 compared to year-to-date fiscal 2016 primarily driven by lower merchandise margins and reduced shipping income, partially offset by reduced fulfillment-related costs in our supply chain and a reduction in occupancy costs.

In the retail channel, cost of goods sold as a percentage of net revenues increased year-to-date fiscal 2017 compared to year-to-date fiscal 2016 primarily driven by higher occupancy costs to support our growth initiatives as well as lower selling margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	October 29, 2017	% Net Revenues	October 30, 2016	% Net Revenues	October 29, 2017	% Net Revenues	October 30, 2016	% Net Revenues
Selling, general and administrative expenses	$356,254	27.4%	$348,244	28.0%	$1,030,667	28.5%	$1,004,499	28.7%

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

Third Quarter of Fiscal 2017 vs. Third Quarter of Fiscal 2016

Selling, general and administrative expenses increased by $8,010,000, or 2.3%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. Selling, general and administrative expenses as a percentage of net revenues decreased to 27.4% in the third quarter of fiscal 2017 compared to 28.0% in the third quarter of fiscal 2016. This decrease as a percentage of net revenues was primarily due to lower employment costs within the unallocated segment, partially offset by higher digital advertising costs resulting from our focus on new customer acquisition.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 primarily driven by higher digital advertising costs.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 primarily driven by an increase in employment costs to support our growth initiatives.

Year-to-Date Fiscal 2017 vs. Year-to-Date Fiscal 2016

Selling, general and administrative expenses increased by $26,168,000, or 2.6%, year-to-date fiscal 2017 compared to year-to-date fiscal 2016. Selling, general and administrative expenses as a percentage of net revenues decreased to 28.5% year-to-date fiscal 2017 compared to 28.7% year-to-date fiscal 2016. This decrease as a percentage of net revenues was primarily due to lower employment costs within the unallocated segment, partially offset by higher digital advertising costs resulting from our focus on new customer acquisition.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased year-to-date fiscal 2017 compared to year-to-date fiscal 2016 primarily driven by higher digital advertising costs, partially offset by the leverage of employment costs.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased year-to-date fiscal 2017 compared to year-to-date fiscal 2016 primarily driven by an increase in employment costs to support our growth initiatives.

INCOME TAXES

The effective tax rate was 35.5% for year-to-date fiscal 2017 and 37.3% for year-to-date fiscal 2016. The year-over-year tax rate improvement was primarily driven by the overall mix and level of earnings, as well as the incremental benefits we are seeing from improved profitability across our international operations, which are taxed at a lower tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of October 29, 2017, we held $90,779,000 in cash and cash equivalents, the majority of which was held in demand deposit accounts and money market funds, of which $58,614,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

In fiscal 2017, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, property and equipment purchases, stock repurchases and dividend payments. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“credit facility”) that may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the credit facility by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. For year-to-date fiscal 2017, we borrowed $170,000,000 under the credit facility, all of which was outstanding as of October 29, 2017. For year-to-date fiscal 2016, we borrowed $125,000,000 under the credit facility, all of which was outstanding as of October 30, 2016. During the fourth quarter, we expect to amend and extend our credit facility and, in conjunction with the amendment, enter into a $300,000,000 term loan.

As of October 29, 2017, issued but undrawn standby letters of credit totaling $12,782,000 were outstanding under the credit facility. Additionally, as of October 29, 2017, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which $8,392,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. We are currently in compliance with all of our financial covenants under the credit facility and the three unsecured letter of credit reimbursement facilities and, based on our current projections, we expect to remain in compliance throughout the next 12 months. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For year-to-date fiscal 2017, net cash provided by operating activities was $112,930,000 compared to $122,464,000 for year-to-date fiscal 2016. For year-to-date fiscal 2017, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, partially offset by merchandise inventories. Net cash provided by operating activities decreased compared to year-to-date fiscal 2016 primarily due to an increase in merchandise inventories partially offset by a decrease in payments related to income taxes.

Cash Flows from Investing Activities

For year-to-date fiscal 2017, net cash used in investing activities was $135,363,000 compared to $126,799,000 for year-to-date fiscal 2016, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities increased compared to year-to-date fiscal 2016 primarily due to an increase in purchases of property and equipment.

Cash Flows from Financing Activities

For year-to-date fiscal 2017, net cash used in financing activities was $101,105,000 compared to $111,238,000 for year-to-date fiscal 2016. For year-to-date fiscal 2017, net cash used in financing activities was primarily attributable to repurchases of common stock and the payment of dividends, partially offset by borrowings under our revolving line of credit. Net cash used in financing activities decreased compared to year-to-date fiscal 2016 primarily due an increase in borrowings under our revolving line of credit, partially offset by an increase in repurchases of common stock.

Stock Repurchase Program and Dividends

See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the third quarter of fiscal 2017, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017.

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

Interest Rate Risk

Our revolving line of credit has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. As of October 29, 2017, we had borrowings of $170,000,000 outstanding under the credit facility. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instrument would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of October 29, 2017, our investments, made primarily in demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 1% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during the third quarter of fiscal 2017 or the third quarter of fiscal 2016. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail and/or e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the third quarter of fiscal 2017 or the third quarter of fiscal 2016, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of October 29, 2017, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of October 29, 2017 with respect to shares of common stock we repurchased during the third quarter of fiscal 2017 under our $500,000,000 stock repurchase authorization. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 31, 2017 – August 27, 2017	651,169	$44.94	651,169	$287,953,000
August 28, 2017 – September 24, 2017	357,462	$46.87	357,462	$271,200,000
September 25, 2017 – October 29, 2017	292,742	$51.05	292,742	$256,257,000
Total	1,301,373	$46.84	1,301,373	$256,257,000
[1]	Excludes shares withheld for employee taxes upon vesting of stock-based awards.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1*	Fourth Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 25, 2017
10.2*	Fourth Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 25, 2017
10.3*	Fourth Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 25, 2017
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie P. Whalen
Julie P. Whalen
Chief Financial Officer

Date: December 6, 2017