Form 10-K
period 2018-01-28
WILLIAMS SONOMA INC
filed 2018-03-29
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 30, 2017, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $3,945,278,000. It is assumed for purposes of this computation that an affiliate includes all persons as of July 30, 2017 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the Williams-Sonoma, Inc. Stock Fund within the registrant’s 401(k) Plan.

As of March 25, 2018, 83,310,319 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the letter to stockholders contained in this Annual Report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, statements related to: projections of earnings, revenues, growth and other financial items; the strength of our business and our brands; our ability to execute strategic priorities and growth initiatives regarding digital leadership, product innovation, retail transformation and operational excellence; our beliefs about our competitive advantages; our ability to drive long-term sustainable returns; the plans, strategies, initiatives and objectives of management for future operations; our brands, products and related initiatives, including our ability to introduce new brands, new products and product lines and bring in new customers; our belief that our e-commerce websites and direct-mail catalogs act as a cost-efficient means of testing market acceptance of new products and new brands; the complementary nature of our e-commerce and retail channels; our marketing efforts; our acquisition of Outward, Inc., including the valuation of intangible assets acquired; our global business and expansion efforts, including franchise, other third-party arrangements and company-owned operations; our ability to attract new customers; the seasonal variations in demand; our ability to recruit, retain and motivate skilled personnel; our belief in the reasonableness of the steps taken to protect the security and confidentiality of the information we collect; our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; our belief in the ultimate resolution of current legal proceedings; the payment of dividends; our stock repurchase program; our capital allocation strategy in fiscal 2018; our planned use of cash in fiscal 2018; our compliance with financial covenants; our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations over the next 12 months; the impact of the 2017 Tax Cuts and Jobs Act, including our evaluation of the impact on the accumulated earnings of our foreign subsidiaries; our belief regarding the effects of potential losses under our indemnification obligations; the impact of inflation; the effects of changes in our inventory reserves; the impact of new accounting pronouncements; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

FISCAL YEAR ENDED JANUARY 28, 2018

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

Today, Williams-Sonoma, Inc. is one of the United States’ largest e-commerce retailers with some of the best known and most beloved brands in home furnishings. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom and offer international shipping to customers worldwide. Our unaffiliated franchisees operate stores in the Middle East, the Philippines, Mexico and South Korea, as well as e-commerce websites in certain locations.

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

Pottery Barn

Established in 1949 and acquired by Williams-Sonoma, Inc. in 1986, Pottery Barn is a premier multi-channel home furnishings retailer. The brand was founded on the idea that home furnishings should be exceptional in comfort, quality, style and value. Pottery Barn’s stores, website, and catalogs are specially designed to make shopping an enjoyable experience, with inspirational lifestyle displays dedicated to every space in the home. Pottery Barn products include furniture, bedding, bathroom accessories, rugs, curtains, lighting, tabletop, outdoor and decorative accessories.

Pottery Barn Kids

Launched in 1999, Pottery Barn Kids serves as an inspirational destination for creating childhood memories by decorating nurseries, bedrooms and play spaces. Pottery Barn Kids offers exclusive, innovative and high-quality products designed specifically for creating magical spaces where children can play, laugh, learn and grow.

West Elm

West Elm inspires customers to express their personal style with great design that is accessible, affordable and attainable. Headquartered in Brooklyn, New York, West Elm opened its first store in 2003 in Dumbo, the neighborhood it still proudly calls home. Mixing clean lines, natural materials and handcrafted collections from the U.S. and around the world, West Elm creates unique, affordable designs for modern living. From its commitment to Fair Trade Certified, local and handcrafted products, to its community-driven in-store events and collaborations, to its role as part of an active community on social media, everything West Elm does is designed to make an impact.

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

Rejuvenation

Rejuvenation, founded in 1977 with a passion for timeless design and quality craftsmanship, was acquired by Williams-Sonoma, Inc. in 2011. With manufacturing and distribution facilities in Portland, Oregon, Rejuvenation offers a wide assortment of made-to-order lighting, hardware, furniture and home décor inspired by history, designed for today and made to last for years to come.

Mark and Graham

Launched in 2012, Mark and Graham is designed to be a premier destination for personalized gift buying. With over 100 monograms and font types to choose from, a Mark and Graham purchase is uniquely personal. The brand’s product lines include women’s and men’s accessories, small leather goods, jewelry, key item apparel, paper, entertaining and bar, home décor and seasonal items.

Outward

In 2017, we acquired Outward, Inc., a 3-D imaging and augmented reality platform for the home furnishings and décor industry. Headquartered in San Jose, California, Outward’s technology enables applications in product visualization, digital room design and augmented and virtual reality.

E-COMMERCE OPERATIONS

As of January 28, 2018, the e-commerce channel had the following merchandise strategies: Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams Sonoma Home, Rejuvenation and Mark and Graham, which sell our products through our e-commerce websites and direct-mail catalogs. We offer shipping from many of our brands to countries worldwide, while our catalogs reach customers throughout the U.S. The e-commerce channel complements the retail channel by building brand awareness and acting as an effective advertising vehicle. In addition, we believe that our e-commerce websites and our direct-mail catalogs act as a cost-efficient means of testing market acceptance of new products and new brands. Leveraging these insights and our multi-channel positioning, our marketing efforts, including digital advertising and the circulation of catalogs, are targeted toward driving sales to each of our channels. Consistent with our published privacy policies, we send our catalogs to addresses from our proprietary customer list, as well as to addresses from lists of other mail order direct marketers, magazines and companies with which we establish a business relationship. In accordance with prevailing industry practice and our privacy policies, we may also rent our list to select mailers. Our customer mailings are continually updated to include new prospects and to eliminate non-responders.

Detailed financial information about the e-commerce channel is found in Note K to our Consolidated Financial Statements.

RETAIL STORES

As of January 28, 2018, the retail channel had the following merchandise strategies: Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation, operating 631 stores comprising 586 stores in 43 states, Washington, D.C. and Puerto Rico, 24 stores in Canada, 19 stores in Australia and 2 stores in the United Kingdom. We also have multi-year franchise agreements with third parties in the Middle East, the Philippines,

Mexico and South Korea that currently operate 93 franchised stores as well as e-commerce websites in certain locations. The retail channel complements the e-commerce channel by building brand awareness and attracting new customers to our brands. Our retail stores serve as billboards for our brands, which we believe inspires our customers to also shop online and through our catalogs.

Detailed financial information about the retail channel is found in Note K to our Consolidated Financial Statements.

SUPPLIERS

We purchase most of our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 2% of our purchases during fiscal 2017. Approximately 65% of our merchandise purchases in fiscal 2017 were sourced from foreign vendors in 43 countries, predominantly in Europe and Asia. Approximately 99% of these purchases were negotiated and paid for in U.S. dollars. In addition, we manufacture merchandise, primarily upholstered furniture and lighting, at our facilities located in North Carolina, California and Oregon.

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

EMPLOYEES

As of January 28, 2018, we had approximately 27,800 employees, of whom approximately 10,900 were full-time. In preparation for and during our fiscal 2017 holiday selling season, we hired approximately 9,300 temporary employees primarily in our retail stores, customer care centers and distribution facilities.

TRADEMARKS, COPYRIGHTS, PATENTS AND DOMAIN NAMES

We own and/or have applied to register 126 separate trademarks and service marks. We own and/or have applied to register our key brand names as trademarks in the U.S. and 94 additional jurisdictions. Generally, exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries and franchisees under a license. These marks include our core brand names as well as brand names for selected products and services. The core brand names in particular, including “Williams Sonoma,” “Pottery Barn,” “pottery barn kids,” “PBteen,” “west elm,” “Williams Sonoma Home,” “Rejuvenation” and “Mark and Graham” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We also own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications, website designs and store designs, among other things, which are used by our subsidiaries and franchisees under a license. We hold patents on certain product functions and product designs. Patents are generally valid for 14 to 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “pbteen.com,” “westelm.com,” “wshome.com,” “williams-sonomainc.com,” “rejuvenation.com” and “markandgraham.com.” Collectively, the trademarks, copyrights, trade dress rights and domain names that we hold are of material importance to us.

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

Investors and others should note that we announce material financial and operational information to our investors using our Investor Relations website (http://ir.williams-sonomainc.com), press releases, SEC filings and public conference calls and webcasts.

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

In addition, we must manage our inventory effectively and commensurate with customer demand. Much of our inventory is sourced from vendors located outside of the U.S. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacturing of such merchandise, up to twelve months and generally multiple seasons in advance of the applicable selling season and frequently before trends are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. Our vendors also may not have the capacity to handle our demands or may go out of business in times of economic crisis. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate, and our business and operating results may be negatively impacted.

We may be exposed to cybersecurity risks and costs associated with credit card fraud, identity theft and business interruption that could cause us to incur unexpected expenses and loss of revenue.

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

Our e-commerce channel has been our fastest growing business over the last several years and represents more than half of our sales and profits. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control. We must continually respond to changing consumer preferences and buying trends relating to e-commerce usage, including an emphasis on mobile e-commerce. Our success in e-commerce has been strengthened in part by our ability to leverage the information we have on our customers to infer customer interests and affinities such that we can personalize the experience they have with us. We also utilize digital advertising to target internet and mobile users whose behavior indicates they might be interested in our products. Current or future legislation may reduce or restrict our ability to use these techniques, which could reduce the effectiveness of our marketing efforts.

We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce and mobile websites and digital marketing efforts, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; vendor reliability; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. We must keep up to date with competitive technology trends and opportunities that are emerging throughout the retail environment, including the use of new or improved technology, evolving creative user interfaces, and other e-commerce marketing trends such as paid search, re-targeting, and the proliferation of mobile usage, among others. While we endeavor to predict and invest in technology that is most relevant and beneficial to our company, such as our recent acquisition of Outward, Inc., our initiatives may not prove to be successful, may increase our costs, or may not succeed in driving sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales or margin in our e-commerce business, as well as damage our reputation and brands.

Our dependence on foreign vendors and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.

Approximately 65% of our merchandise purchases in fiscal 2017 were sourced from foreign vendors in 43 countries, predominantly in Europe and Asia. Our dependence on foreign vendors means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Although approximately 99% of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, the rising cost of labor in the countries in which our foreign vendors operate has resulted in increases in our costs of doing business. Any further increases in the cost of living in such countries may result in additional increases in our costs or in our foreign vendors going out of business.

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

Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We generally have no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which it sells to us, discontinue selling to us, or go out of business at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of our merchandise, which could negatively affect our business and operating results. In addition, our vendors may have difficulty adjusting to our changing demands and growing business.

Any inability to acquire suitable merchandise on acceptable terms or the loss of one or more of our foreign vendors or third-party agents could have a negative effect on our business and operating results because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new vendors or third-party agents, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those we currently purchase.

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

We are currently growing our business and increasing our global presence by opening new stores outside of the U.S., expanding our franchise operations, and offering shipping globally through third-party vendors. In fiscal 2013, we opened our first company-owned retail stores and launched e-commerce websites outside of North America as part of our overall global expansion strategy. While our global expansion to date has been a small part of our business, we plan to continue to increase the number of stores we open both directly and through our franchise arrangements. We have limited experience with global sales, understanding consumer preferences and anticipating buying trends in different countries, and marketing to customers overseas. Moreover, global awareness of our brands and our products may not be high. Consequently, we may not be able to successfully compete with established brands in these markets and our global sales may not result in the revenues we anticipate. Also, our products may not be accepted, either due to foreign legal requirements or due to different consumer tastes and trends. If our global growth initiatives are not successful, or if we or any of our third-party vendors fail to comply with any applicable regulations or laws, the value of our brands may be harmed and our future opportunities for global growth may be negatively affected. Further, the administration of our global expansion may divert management attention and require more resources than we expect. In addition, we are exposed to foreign currency exchange rate risk with respect to our operations denominated in currencies other than the U.S. dollar. Our retail stores in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe expose us to market risk associated with foreign currency exchange rate fluctuations. Although we use instruments to hedge certain foreign currency risks, such hedges may not succeed in offsetting all of the impact of foreign currency rate volatility and generally only delay such impact on our business and financial results. Further, because we do not hedge against all of our foreign currency exposure our business will continue to be susceptible to foreign currency fluctuations. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of the transactions that we enter into, the currency exchange rates associated with these exposures, changes in those rates and whether we have entered into foreign currency hedge contracts to offset these exposures. All of these factors could materially impact our results of operations, financial position and cash flows.

We have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico and South Korea, as well as e-commerce websites in certain locations. Under these agreements, our franchisees operate stores and/or e-commerce websites that sell goods purchased from us under our brand names. We continue to expand our franchise operations with our existing franchisees as well as seek out and identify new select franchise partnerships for select countries. The effect of these franchise arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new global markets. In addition, certain aspects of our franchise arrangements are not directly within our control, such as the ability of each franchisee to meet its projections regarding store openings and sales, and the impact of exchange rate fluctuations on their business. Moreover, while the agreements we have entered into may provide us with certain termination rights, to the extent that our franchisees do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with these franchise arrangements, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable regulations or laws could have an adverse effect on our results of operations.

We have limited experience operating on a global basis and our failure to effectively manage the risks and challenges inherent in a global business could adversely affect our business, operating results and financial condition and growth prospects.

We operate several retail businesses, subsidiaries and branch offices throughout Asia, Australia and Europe, which includes managing overseas employees, and may expand these overseas operations in the future. We have limited experience operating overseas subsidiaries and managing non-U.S. employees and, as a result, may encounter cultural challenges with local practices and customs that may result in harm to our reputation and the value of our brands. Our global presence exposes us to the laws and regulations of these jurisdictions, including those related to marketing, privacy, data protection, employment and product safety and testing. We may be unable to keep current with government requirements as they change from time to time. Our failure to comply with such laws and regulations may harm our reputation, adversely affect our future opportunities for growth and expansion in these countries, and harm our business and operating results.

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

Approximately 47.5% of our net revenues are generated by our retail stores. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors, including:

•	general economic conditions;
•	our identification of, and the availability of, suitable store locations;
•	our success in negotiating new leases and amending, subleasing or terminating existing leases on acceptable terms;
•	the success of other retail stores in and around our retail locations;
•	our ability to secure required governmental permits and approvals;
•	our hiring and training of skilled store operating personnel, especially management;
•	the availability of financing on acceptable terms, if at all; and
•	the financial stability of our landlords and potential landlords.

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

If we are unable to effectively manage our inventory levels and responsiveness of our supply chain, including predicting the appropriate levels and type of inventory to stock within each of our distribution facilities, our business and operating results may be harmed. We continue to insource furniture delivery hubs in certain geographies and continue with the regionalization of our retail and e-commerce fulfillment capabilities. We are subject to risks that may disrupt our supply chain operations or regionalization efforts, such as increasing labor costs, union organizing activity and our ability to effectively locate real estate for our distribution facilities or other supply chain operations.

Further, we cannot control all of the various factors that might affect our e-commerce fulfillment rates and timely and effective merchandise delivery to our stores. We rely upon third-party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from our stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to our customers. As a result of our dependence on all of these third-party providers, we are subject to risks, including labor disputes (such as the disruptions at the west coast ports in early 2015), union organizing activity, inclement weather, natural disasters, the closure of such carriers’ offices or a reduction in operational hours due to an economic slowdown or the inability to sufficiently ramp up operational hours during an economic recovery or upturn, availability of adequate trucking or railway providers, possible acts of terrorism or other factors affecting such carriers’ ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs and costs associated with any regulations to address climate change. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have been volatile and airline and other transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment expenses could negatively affect our business and operating results.

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

We have in the past and may in the future introduce new brands and brand extensions, reposition brands, close existing brands, or acquire new brands, especially as we continue to expand globally. Our newest brands and brand extensions — Williams Sonoma Home, PBteen and Mark and Graham, and any other new brands, as well as our acquired brand, Rejuvenation, or our expansion into new lines of business, including our newly acquired business, Outward and commercial furniture and hospitality, may not grow as expected. The work involved with integrating new brands or businesses into our existing systems and operations could be time consuming, require significant amounts of management time and result in the diversion of substantial operational resources. Further, if we devote time and resources to new brands, acquired brands, brand extensions, brand repositioning, or new lines of business and those businesses are not as successful as we planned, then we risk damaging our overall business results or incurring impairment charges to write off any existing goodwill or intangible assets associated with previously acquired brands. Alternatively, if our new brands, acquired brands, brand extensions, repositioned brands or new lines of business prove to be very successful, we risk hurting our other existing brands through the potential migration of existing brand customers to the new businesses. Further, in an effort to acquire or build new brands at an early enough stage to leverage the full scale of our capabilities and assets, we may forego the long-term evidence to guarantee success in new or emerging businesses. As a result, we may not be able to introduce new brands and brand extensions, integrate newly acquired brands, reposition existing brands, develop new lines of business or expand our brands globally, in a manner that improves our overall business and operating results and may therefore be forced to close the brands or new lines of business, which may damage our reputation and negatively impact our operating results.

Any significant changes in U.S. trade, tax or other policies that restrict imports or increase import tariffs could have a material adverse effect on our results of operations.

A significant portion of our products are manufactured outside of the U.S. While the recently passed U.S. Tax Cuts and Jobs Act (the “Tax Act”) is not expected to have an adverse effect on our results of operations going forward, significant changes in tax, trade or other polices either in the U.S. or other countries could significantly increase our tax burden or costs of goods sold. These changes in policies may also require us to increase our prices, which could adversely affect our sales.

Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results.

We are subject to income taxes in many U.S. and certain foreign jurisdictions. Our provision for income taxes is subject to volatility and could be adversely impacted by a number of factors that require significant judgment and estimation. Although we believe our estimates are reasonable, actual results may differ materially from our estimates and adversely affect our financial condition or operating results. We record income tax expense based on our estimates of future payments, which include reserves for our estimates of the additional income tax liability that is more likely than not to result from the ultimate resolution of foreign and domestic tax examinations. At any one time, many tax years are subject to examination by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly and annual effective tax rates as taxable events occur and uncertain tax positions are evaluated.

In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or losses in countries with differing statutory tax rates or by changes to existing laws or regulations. For example, the Tax Act was enacted in the U.S. on December 22, 2017. This change to existing law is not expected to have an adverse effect on our results of operations going forward, but it will materially impact our effective tax rate.

Our inability to obtain commercial insurance at acceptable rates or our failure to adequately reserve for self-insured exposures might increase our expenses and have a negative impact on our business.

We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Insurance costs may increase substantially in the future and may be affected by natural disasters, fear of terrorism, financial irregularities, cybersecurity breaches and other fraud at publicly-traded companies, intervention by the government and a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies may go out of business or be otherwise unable to fulfill their contractual obligations, or may disagree with our interpretation of the coverage or the amounts owed. In addition, for certain types or levels of risk, such as risks associated with certain natural disasters or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable rates, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured for workers’ compensation, employment practices liability, employee health benefits, product and other general liability claims, among others. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and related expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.

Our inability or failure to protect our intellectual property would have a negative impact on our brands, reputation and operating results.

We may not be able to adequately protect our intellectual property in the U.S. or in foreign jurisdictions, particularly as we continue to expand globally. Our trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names, patents and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction, theft or other misappropriation of our intellectual property could diminish the value of our brands or reputation and cause a decline in our sales. Protection of our intellectual property and maintenance of distinct branding are particularly important as they distinguish our products and services from our competitors. In addition, the costs of defending our intellectual property may adversely affect our operating results.

We may be subject to legal proceedings that could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There has been a rise in the number of lawsuits against companies like us that gather information in order to market to consumers online or through the mail and, along with other retailers, we have been named in lawsuits for gathering zip code information from our customers. We believe that we have meritorious defenses against these actions, and we will continue to vigorously defend against them. There have also been a growing number of consumer protection, data breach, e-commerce-related patent infringement and employment-related lawsuits in recent years. From time to time, we have been subject to these types of lawsuits. The cost of defending against these types of claims against us or the ultimate resolution of any such claims, whether by settlement or adverse court decision, may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to stockholder lawsuits.

Our operating results may be harmed by unsuccessful management of our employment, occupancy and other operating costs, and the operation and growth of our business may be harmed if we are unable to attract qualified personnel.

To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially during holiday selling seasons, and incur other expenses to support new brands and brand extensions and the growth of our existing brands, including the opening of new stores. In addition, the market for prime real estate is competitive, especially in San Francisco where our corporate offices are headquartered. If we are unable to make substantial adjustments to our cost structure during times of uncertainty, such as an economic downturn or during times of expansion, we may incur unnecessary expense or we may have inadequate resources to properly run our business, and our business and operating results may be negatively impacted. From time to time, we may also experience union organizing activity in currently non-union facilities, including in our stores and distribution facilities. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there appears to be a growing number of wage-and-hour lawsuits and other employment-related lawsuits against retail companies, especially in California. State, federal and global laws and regulations regarding employment change frequently and the ultimate cost of compliance cannot be precisely estimated. Further, there have been and may continue to be increases in minimum wage and health care requirements. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, trade, or health care, could have an adverse impact on our financial condition and results of operations.

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

Our success depends, in part, on our ability to source, sell and distribute merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems, which involves updating or replacing legacy systems with successor systems over the course of several years. There are inherent risks associated with replacing our core systems, including supply chain and merchandising systems disruptions, that could affect our ability to get the correct products into the appropriate stores and delivered to customers. Also, the replacement of core financial reporting systems could impact our ability to complete our financial close or provide accurate financial reporting on a timely basis. We may not successfully launch these new systems, or the launch of such systems may result in disruptions to our business operations. In addition, changes to any of our software implementation strategies could result in the impairment of software-related assets. We are also subject to the risks associated with the ability of our vendors to provide information technology solutions to meet our needs. Any disruptions could negatively impact our business and operating results.

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

In addition, we are in the process of insourcing certain aspects of our business, including the management of certain furniture manufacturing and delivery, and have recently completed the insourcing of the management of our global vendors, each of which were previously outsourced to third-party providers. We may also need to continue to insource other aspects of our business in the future in order to control our costs and to stay competitive. This may cause disruptions in our business and result in increased cost to us. In addition, if we are unable to perform these functions better than, or at least as well as, our third-party providers, our business may be harmed.

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

We regularly review and evaluate our liquidity and capital needs. While we have a growing balance of cash that is held offshore, we currently believe that our available cash, cash equivalents and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs and we might need additional external funding to support our operations. Although we were able to amend and increase our credit facility during fiscal 2017 on acceptable terms to provide for a $500,000,000 unsecured revolving line of credit and a $300,000,000 unsecured term loan facility, in the event we require additional liquidity from our lenders, such funds may not be available to us on acceptable terms, or at all. For example, in the event we were to breach any of our financial covenants, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing credit facility on less favorable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers on terms that are acceptable to us, or at all, as the availability of letter of credit facilities may become limited. Further, the providers of such credit may reallocate the available credit to other borrowers. If we are unable to access credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.

Disruptions in the financial markets may adversely affect our liquidity and capital resources and our business.

Global financial markets can experience extreme volatility, disruption and credit contraction, which adversely affect global economic conditions. Such turmoil in financial and credit markets or other changes in economic conditions could adversely affect sources of liquidity available to us or our costs of capital. For example, each financial institution in the syndicate for our credit facility is responsible for providing a portion of the loans to be made under the facility. If any lender, or group of lenders, with a significant portion of the commitments in our credit facility fails to satisfy its obligations to extend credit under the facility and we are unable to find a replacement for such lender or group of lenders on a timely basis, if at all, our liquidity and our business may be materially adversely affected.

If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.

We had $214,399,000 remaining for future repurchases under our existing stock repurchase program as of January 28, 2018. In March 2018, we announced that our Board of Directors had authorized an increase in our stock repurchase program to $500,000,000, as well as an increase in our quarterly cash dividend from $0.39 to $0.43 per common share for an annual cash dividend of $1.72 per share. The stock repurchase program and dividend may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures, which could adversely affect our financial performance. Further, our Board of Directors may, at its discretion, decrease or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may negatively impact our stock price.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and our investors’ views of us could be harmed.

We have evaluated and tested our internal controls in order to allow management to report on, and our registered independent public accounting firm to attest to, the effectiveness of our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If we are not able to continue to meet the requirements of Section 404 in a timely manner, or with adequate compliance, we would be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the New York Stock Exchange. In addition, our internal controls may not prevent or detect all errors and fraud on a timely basis, if at all. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met. If any of the above were to occur, our business and the perception of us in the financial markets could be negatively impacted.

Changes to accounting rules or regulations may adversely affect our operating results.

Changes to existing accounting rules or regulations may impact our future operating results. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective. The introduction of new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future, such as the new revenue recognition standard, effective for us in fiscal 2018, and the new lease accounting standard, effective for us in fiscal 2019. Future changes to accounting rules or regulations, or the questioning of current accounting practices, may adversely affect our operating results.

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

For our store locations, our gross leased store space as of January 28, 2018 totaled approximately 6,451,000 square feet for 631 stores compared to approximately 6,359,000 square feet for 629 stores as of January 29, 2017.

Leased Properties

The following table summarizes the location and size of our leased facilities occupied as of January 28, 2018:

Location	Occupied Square Footage (Approximate)
Distribution and Manufacturing Facilities
Mississippi	2,105,000
New Jersey	2,103,000
California	1,432,000
Georgia	1,075,000
Texas	896,000
Tennessee	603,000
North Carolina	412,000
Ohio	265,000
Florida	116,000
Massachusetts	112,000
Oregon	91,000
Colorado	80,000

Corporate Facilities
New York	238,000
California	249,000
Oregon	49,000

Customer Care Centers
Nevada	36,000
Other	32,000

In addition to the above contracts, we enter into other agreements for offsite storage needs for our distribution facilities and our retail store locations, as necessary. As of January 28, 2018, the total leased space relating to these properties was not material to us and is not included in the occupied square footage reported above.

Owned Properties

As of January 28, 2018, we owned 471,000 square feet of space, primarily in California, for our corporate headquarters and certain data center operations.

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

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The following table sets forth the high and low selling prices of our common stock on the NYSE for the periods indicated:

Fiscal 2017	High	Low
4th Quarter	$55.88	$44.01
3rd Quarter	$54.18	$42.68
2nd Quarter	$54.85	$43.96
1st Quarter	$55.89	$46.44
Fiscal 2016	High	Low
4th Quarter	$56.94	$45.98
3rd Quarter	$57.40	$45.96
2nd Quarter	$61.03	$47.66
1st Quarter	$61.97	$49.39

The closing price of our common stock on the NYSE on March 25, 2018 was $50.11.

STOCKHOLDERS

The number of stockholders of record of our common stock as of March 25, 2018 was 341. This number excludes stockholders whose stock is held in nominee or street name by brokers.

PERFORMANCE GRAPH

This graph compares the cumulative total stockholder return for our common stock with those of the NYSE Composite Index and S&P Retailing, our peer group index. The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends. The graph shows historical stock price performance, including reinvestment of dividends, and is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Among Williams-Sonoma, Inc., the NYSE Composite Index,

and S&P Retailing

	2/3/13	2/2/14	2/1/15	1/31/16	1/29/17	1/28/18
Williams-Sonoma, Inc.	100.00	123.90	181.29	122.14	115.52	133.91
NYSE Composite Index	100.00	113.96	123.38	115.60	139.03	172.18
S&P Retailing	100.00	127.31	153.15	183.73	218.98	320.95

* Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indices are re-weighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

DIVIDENDS

In fiscal 2017, fiscal 2016 and fiscal 2015, total cash dividends declared were approximately $135,779,000, or $1.56 per common share, $133,588,000, or $1.48 per common share, and $130,290,000, or $1.40 per common share, respectively. In March 2018, we announced that our Board of Directors had authorized a 10% increase in our quarterly cash dividend, from $0.39 to $0.43 per common share, for an annual cash dividend of $1.72 per share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.

STOCK REPURCHASE PROGRAMS

During fiscal 2017, we repurchased 4,050,697 shares of our common stock at an average cost of $48.43 per share and a total cost of $196,179,000. During fiscal 2016, we repurchased 2,871,480 shares of our common stock at an average cost of $52.68 per share and a total cost of $151,272,000. During fiscal 2015, we repurchased 2,950,438 shares of our common stock at an average cost of $76.26 per share and a total cost of $224,995,000. In March 2018, we announced that our Board of Directors had authorized an increase in our stock repurchase program to $500,000,000.

The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2017 under our stock repurchase program:

Fiscal period		Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program[1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
October 30, 2017	– November 26, 2017	316,700	$ 48.32	316,700	$ 240,954,000
November 27, 2017	– December 24, 2017	263,000	$ 51.01	263,000	$ 227,539,000
December 25, 2017	– January 28, 2018	244,700	$ 53.70	244,700	$ 214,399,000
Total		824,400	$ 50.77	824,400	$ 214,399,000

[1]	Excludes shares withheld for employee taxes upon vesting of stock-based awards.

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

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

In thousands, except percentages, per share amounts and retail stores data	Fiscal 2017 (52 Weeks)	Fiscal 2016 (52 Weeks)		Fiscal 2015 (52 Weeks)	Fiscal 2014 (52 Weeks)	Fiscal 2013 (52 Weeks)
Results of Operations
Net revenues	$5,292,359	$5,083,812		$4,976,090	$4,698,719	$4,387,889
Net revenue growth	4.1%	2.2%		5.9%	7.1%	8.5%
Comparable brand revenue growth[1]	3.2%	0.7%		3.7%	7.1%	8.8%
Gross profit	$1,931,711	$1,883,310		$1,844,214	$1,800,504	$1,704,216
Gross margin	36.5%	37.0%		37.1%	38.3%	38.8%
Operating income	$453,811	$472,599		$488,634	$502,265	$452,098
Operating margin[2]	8.6%	9.3%		9.8%	10.7%	10.3%
Net earnings	$259,545	$305,387		$310,068	$308,854	$278,902
Basic earnings per share	$3.03	$3.45		$3.42	$3.30	$2.89
Diluted earnings per share	$3.02	$3.41		$3.37	$3.24	$2.82
Shares used in calculation of earnings per share:
Basic	85,592	88,594		90,787	93,634	96,669
Diluted	86,080	89,462		92,102	95,200	98,765
Financial Position
Working capital[3]	$628,622	$405,924		$339,673	$515,975	$558,007
Total assets	$2,785,749	$2,476,879		$2,417,427	$2,330,277	$2,336,734
Return on assets	9.9%	12.5%		13.1%	13.2%	12.3%
Net cash provided by operating activities	$499,704	$524,709		$544,026	$461,697	$453,769
Capital expenditures	$189,712	$197,414		$202,935	$204,800	$193,953
Long-term debt and other long-term obligations	$372,226	$71,215		$49,713	$62,698	$61,780
Stockholders’ equity	$1,203,566	$1,248,220		$1,198,226	$1,224,706	$1,256,002
Stockholders’ equity per share (book value)	$14.37	$14.29		$13.38	$13.33	$13.35
Return on equity	21.2%	25.0%		25.6%	24.9%	21.7%
Annual dividends declared per share	$1.56	$1.48		$1.40	$1.32	$1.24
E-commerce Net Revenues
E-commerce net revenue growth	5.5%	4.4%		6.4%	12.1%	13.1%
E-commerce net revenues as a percent of net revenues	52.5%	51.8%		50.7%	50.5%	48.2%
Retail Net Revenues
Retail net revenue growth (decline)	2.6%	(0.1%	)	5.4%	2.4%	4.6%
Retail net revenues as a percent of net revenues	47.5%	48.2%		49.3%	49.5%	51.8%
Number of stores at year-end	631	629		618	601	585
Store selling square footage at year-end	4,019,000	3,951,000		3,827,000	3,684,000	3,590,000
Store leased square footage at year-end	6,451,000	6,359,000		6,163,000	5,965,000	5,838,000

[1]	Comparable brand revenue is calculated on a 52-week to 52-week basis. See definition of comparable brand revenue within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
[2]	Operating margin is defined as operating income as a percent of net revenues.
[3]	In fiscal 2015, we prospectively adopted Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, and now present both deferred tax assets and deferred tax liabilities as noncurrent in our Consolidated Balance Sheets. Prior balance sheets were not retrospectively adjusted and, as a result, working capital for fiscal 2013 and fiscal 2014 may not be comparable to fiscal 2015, fiscal 2016 and fiscal 2017.

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

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended January 28, 2018 (“fiscal 2017”), the 52 weeks ended January 29, 2017 (“fiscal 2016”), and the 52 weeks ended January 31, 2016 (“fiscal 2015”) should be read in conjunction with our Consolidated Financial Statements and notes thereto. All explanations of changes in operational results are discussed in order of magnitude.

OVERVIEW

Net revenues in fiscal 2017 increased by $208,547,000 or 4.1%, compared to fiscal 2016, with comparable brand revenue growth of 3.2%. This increase in net revenues was driven by a 5.5% increase in e-commerce net revenues (primarily driven by West Elm, Williams Sonoma and Rejuvenation) and a 2.6% increase in retail net revenues (primarily driven by Pottery Barn and West Elm), with particular strength in furniture. Total fiscal 2017 net revenue growth included a 1.4% increase in store leased square footage primarily due to 2 net new stores, and a 2.2% increase in international revenues primarily related to our company-owned international operations.

In fiscal 2017, we made progress on our four strategic priorities of digital leadership, product innovation, retail transformation and operational excellence. To expand our digital leadership, we accelerated our investments in technology and advertising to drive new customer acquisition, conversion and an improved shopping experience. In product innovation, we evolved our product strategies to better align to shifting consumer preferences and broaden our brands’ market reach. In retail, we focused our efforts around value-added services, inspiration and convenience, as our stores remain an important source for new customer acquisition, establishing brand loyalty and driving sales across our multi-channel platform. And, in our goal of operational excellence, we focused on cost efficiencies in the supply chain and inventory optimization to offset our investments in the business, including improving the speed of order fulfillment and delivery and reducing the rate of returns and damages. All of these strategic initiatives helped drive the net revenue growth in our brands, particularly in Pottery Barn, which ended the year with 1.0% comparable brand revenue growth compared to a decline of 3.5% in fiscal 2016.

Additionally, in fiscal 2017, diluted earnings per share was $3.02 (which included $0.48 of tax expense related to the recently enacted Tax Cuts and Jobs Act - see Note D to our Consolidated Financial Statements, as well as $0.11 due to severance-related charges and our acquisition of Outward, Inc.) versus $3.41 in fiscal 2016. We also returned $331,189,000 to our stockholders through stock repurchases and dividends.

As we look forward to fiscal 2018, we plan to drive growth across our brands by focusing on our four strategic priorities, as well as through new product categories and markets where we see significant potential. In digital advertising, we will continue to focus on vehicles that drive awareness and improve perception, while optimizing our catalog strategy and in-house capabilities to maximize our total advertising spend. We plan to leverage important technology trends such as 3D visualization, augmented reality, artificial intelligence and machine learning to further enhance the customer experience. In retail, we plan to invest in optimizing top-performing stores while closing underperforming stores, including the early closure of a number of domestic stores. In addition to executing on our growth initiatives, we will also be focused on driving operational excellence throughout our business. We see substantial cost savings opportunities, particularly in supply chain, inventory management, increased order visibility, and improved speed and quality of delivery, all of which will further enhance the customer experience and drive down returns and replacements, as well as drive down costs over time.

In summary, fiscal 2017 was a year in which we made meaningful progress in strengthening our business for long-term, profitable growth. As we enter fiscal 2018, we are confident that our competitive advantages, along with our drive for continuous operational excellence, will allow us to continue the momentum we are seeing in the business and to deliver long-term sustainable returns for our stockholders.

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

In thousands	Fiscal 2017	% Total	Fiscal 2016	% Total	Fiscal 2015	% Total
E-commerce net revenues	$2,778,457	52.5%	$2,633,602	51.8%	$2,522,580	50.7%
Retail net revenues	2,513,902	47.5%	2,450,210	48.2%	2,453,510	49.3%
Net revenues	$5,292,359	100.0%	$5,083,812	100.0%	$4,976,090	100.0%

Net revenues in fiscal 2017 increased by $208,547,000 or 4.1%, compared to fiscal 2016, with comparable brand revenue growth of 3.2%. This increase in net revenues was driven by a 5.5% increase in e-commerce net revenues (primarily driven by West Elm, Williams Sonoma and Rejuvenation) and a 2.6% increase in retail net revenues (primarily driven by Pottery Barn and West Elm), with particular strength in furniture. Total fiscal 2017 net revenue growth included a 1.4% increase in store leased square footage primarily due to 2 net new stores, and a 2.2% increase in international revenues primarily related to our company-owned international operations.

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

The following table summarizes our net revenues by brand for fiscal 2017, fiscal 2016 and fiscal 2015:

In thousands	Fiscal 2017	Fiscal 2016	Fiscal 2015
Pottery Barn	$2,066,302	$2,024,218	$2,074,051
West Elm	1,114,339	971,568	821,136
Williams Sonoma	1,022,434	1,002,194	993,609
Pottery Barn Kids	625,910	635,381	640,073
PBteen	234,558	237,818	253,602
Other[1]	228,816	212,633	193,619
Total	$5,292,359	$5,083,812	$4,976,090

[1]	Primarily consists of net revenues from our international franchise operations, Rejuvenation and Mark and Graham.

Comparable Brand Revenue

Comparable brand revenue includes retail comparable store sales and e-commerce sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. Outlet comparable store net revenues are included in their respective brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and e-commerce websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales are meaningful to evaluating their performance. Additionally, comparable brand revenue growth for newer concepts is not separately disclosed until such time that we believe those sales are meaningful to evaluating the performance of the brand.

Comparable brand revenue growth (decline)	Fiscal 2017		Fiscal 2016		Fiscal 2015
Pottery Barn	1.0%		(3.5%	)	1.9%
West Elm	10.2%		12.8%		14.8%
Williams Sonoma	3.2%		1.3%		1.1%
Pottery Barn Kids	(1.8%	)	(1.4%	)	2.2%
PBteen	(1.4%	)	(6.2%	)	(2.7%	)
Total[1]	3.2%		0.7%		3.7%

[1]	Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

RETAIL STORE DATA

In thousands	Fiscal 2017	Fiscal 2016		Fiscal 2015
Retail net revenues	$2,513,902	$2,450,210		$2,453,510
Retail net revenue growth (decline)	2.6%	(0.1%	)	5.4%
Store count – beginning of year	629	618		601
Store openings[1]	28	29		34
Store closings[1]	(26)	(18)		(17)
Store count – end of year	631	629		618
Store selling square footage at year-end	4,019,000	3,951,000		3,827,000
Store leased square footage (“LSF”) at year-end	6,451,000	6,359,000		6,163,000

[1]	Store openings and closings in fiscal 2017 include two Williams Sonoma, two Pottery Barn and one West Elm temporary closures in Puerto Rico and Florida due to hurricanes in these areas. These stores reopened during the fourth quarter of fiscal 2017.

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams Sonoma	228	6,700	234	6,600	239	6,600
Pottery Barn	203	13,900	201	13,900	197	13,800
West Elm	106	13,100	98	13,300	87	13,200
Pottery Barn Kids	86	7,400	89	7,400	89	7,500
Rejuvenation	8	8,800	7	9,100	6	9,000
Total	631	10,200	629	10,100	618	10,000

COST OF GOODS SOLD

In thousands	Fiscal 2017	% Net Revenues	Fiscal 2016	% Net Revenues	Fiscal 2015	% Net Revenues
Cost of goods sold[1]	$3,360,648	63.5%	$3,200,502	63.0%	$3,131,876	62.9%

[1]	Includes occupancy expenses of $683,958,000, $664,177,000 and $631,817,000 in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

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

Our classification of expenses in cost of goods sold may not be comparable to other public companies, as we do not include non-occupancy related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third-party warehouse management and other distribution-related administrative expenses, are recorded in selling, general and administrative expenses.

Within our reportable segments, the e-commerce channel does not incur freight-to-store or store occupancy expenses, and typically operates with lower markdowns and inventory shrinkage than the retail channel. However, the e-commerce channel incurs higher customer shipping, damage and replacement costs than the retail channel.

Fiscal 2017 vs. Fiscal 2016

Cost of goods sold increased by $160,146,000, or 5.0%, in fiscal 2017 compared to fiscal 2016. Cost of goods sold as a percentage of net revenues increased to 63.5% in fiscal 2017 from 63.0% in fiscal 2016. This increase was driven by lower merchandise margins, higher shipping costs and reduced shipping income, partially offset by reduced fulfillment-related costs in our supply chain and the leverage of occupancy costs.

In the e-commerce channel, cost of goods sold as a percentage of net revenues increased in fiscal 2017 compared to fiscal 2016 primarily driven by lower merchandise margins, reduced shipping income and higher shipping costs, partially offset by reduced fulfillment-related costs in our supply chain and a reduction in occupancy costs.

In the retail channel, cost of goods sold as a percentage of net revenues increased in fiscal 2017 compared to fiscal 2016 primarily driven by lower selling margins, as well as higher occupancy costs to support our growth initiatives.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In thousands	Fiscal 2017	% Net Revenues	Fiscal 2016	% Net Revenues	Fiscal 2015	% Net Revenues
Selling, general and administrative expenses	$1,477,900	27.9%	$1,410,711	27.7%	$1,355,580	27.2%

Selling, general and administrative expenses consist of non-occupancy-related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third-party credit card processing and other general expenses.

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

Fiscal 2017 vs. Fiscal 2016

Selling, general and administrative expenses increased by $67,189,000, or 4.8%, in fiscal 2017 compared to fiscal 2016. Selling, general and administrative expenses as a percentage of net revenues increased to 27.9% in fiscal 2017 from 27.7% in fiscal 2016. This increase as a percentage of net revenues was primarily driven by higher digital advertising expenses resulting from our focus on new customer acquisition. This increase was partially offset by lower employment expenses within the unallocated segment.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased in fiscal 2017 compared to fiscal 2016 primarily driven by higher digital advertising expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased in fiscal 2017 compared to fiscal 2016 primarily driven by an increase in employment expenses to support our growth initiatives.

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

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased in fiscal 2016 compared to fiscal 2015 primarily driven by an increase in digital advertising expenses as a result of our focus on new customer acquisition, partially offset by the leverage of employment expenses.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased in fiscal 2016 compared to fiscal 2015 primarily driven by the leverage of employment expenses.

INCOME TAXES

The 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and significantly changed U.S. tax law by, among other things, reducing the corporate income tax rate to 21% as of January 1, 2018, and introducing a modified territorial tax system that includes a transition tax on deemed repatriated earnings of foreign subsidiaries. In response to the Tax Act, the SEC issued Staff Accounting Bulletin No. 118, which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements and provides a one-year measurement period for a registrant to adjust the estimates and complete the accounting required under Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes.

Our effective income tax rate was 42.6% for fiscal 2017, 35.3% for fiscal 2016, and 36.5% for fiscal 2015. The increase in the effective income tax rate in fiscal 2017 compared to fiscal 2016 reflects the provisional impact of the Tax Act, including the transition tax on deemed repatriated earnings of foreign subsidiaries and the effects of the reduced corporate income tax rate, which also requires the re-measurement of our deferred tax assets and liabilities (see Note D to our Consolidated Financial Statements). The decrease in the effective income tax rate in fiscal 2016 compared to fiscal 2015 reflects a one-time favorable tax adjustment in fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of January 28, 2018, we held $390,136,000 in cash and cash equivalents, the majority of which was held in interest bearing demand deposit accounts and money market funds, and of which $73,580,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2018, we plan to use our cash resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, property and equipment purchases, stock repurchases and dividend payments. In addition to our cash balances on hand, we amended and extended our credit facility during the fourth quarter of fiscal 2017 to provide for a $500,000,000 unsecured revolving line of credit (“revolver”) and a $300,000,000 unsecured term loan facility (“term loan”). The revolver may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. During fiscal 2017, we had borrowings under the revolver of $170,000,000, all of which were repaid in the fourth quarter of fiscal 2017. During fiscal 2016, we had borrowings of $125,000,000 under the revolver, all of which were repaid in the fourth quarter of fiscal 2016. As of January 28, 2018, we had $300,000,000 outstanding under our term loan. The term loan matures on January 8, 2021, at which point all outstanding principal and any accrued interest must be repaid. Additionally, as of January 28, 2018, a total of $12,780,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Additionally, we have three unsecured letter of credit reimbursement facilities, which were amended during the year, for a total of $70,000,000, of which an aggregate of $6,721,000 was outstanding as of January 28, 2018. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title.

We are currently in compliance with all of our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance throughout fiscal 2018. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For fiscal 2017, net cash provided by operating activities was $499,704,000 compared to $524,709,000 in fiscal 2016. For fiscal 2017, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, an increase in income taxes payable, as well as deferred rent and lease incentives, partially offset by an increase in merchandise inventories. This represents a decrease in net cash provided by operating activities compared to fiscal 2016 primarily due to an increase in merchandise inventories and a decrease in net earnings, partially offset by a decrease in income taxes paid in fiscal 2017 compared to fiscal 2016.

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

Cash Flows from Investing Activities

For fiscal 2017, net cash used in investing activities was $269,760,000 compared to $196,975,000 in fiscal 2016, and was primarily attributable to purchases of property and equipment and the acquisition of Outward, Inc. (see Note O to our Consolidated Financial Statements). Net cash used in investing activities compared to fiscal 2016 increased due to the acquisition of Outward, Inc.

For fiscal 2016, net cash used in investing activities was $196,975,000 compared to $202,166,000 in fiscal 2015, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities compared to fiscal 2015 decreased primarily due to a reduction in purchases of property and equipment.

Cash Flows from Financing Activities

For fiscal 2017, net cash used in financing activities was $51,707,000 compared to $305,806,000 in fiscal 2016. For fiscal 2017, net cash used in financing activities was primarily attributable to repurchases of common stock of $196,179,000 and the payment of dividends of $135,010,000, partially offset by proceeds from issuance of long-term debt of $300,000,000. Net cash used in financing activities compared to fiscal 2016 decreased primarily due to proceeds from the issuance of long-term debt, partially offset by an increase in repurchases of common stock.

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

Dividends

See section titled Dividends within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Stock Repurchase Programs

See section titled Stock Repurchase Programs within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of January 28, 2018:

	Payments Due by Period[1]
In thousands	Fiscal 2018	Fiscal 2019 to Fiscal 2021	Fiscal 2022 to Fiscal 2023	Thereafter	Total
Long-term debt [2]	$—	$300,000	$—	$—	$300,000
Interest	8,040	15,589	—	—	23,629
Operating leases[3]	288,583	732,986	322,662	524,704	1,868,935
Purchase obligations[4]	872,682	16,987	—	—	889,669
Total	$1,169,305	$1,065,562	$322,662	$524,704	$3,082,233

[1]	This table excludes $21.8 million of liabilities for unrecognized tax benefits associated with uncertain tax positions as we are not able to reasonably estimate when and if cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in our accompanying Consolidated Balance Sheet as of January 28, 2018.
[2]	Long-term debt consists of term loan borrowings under our credit facility. See Note C to our Consolidated Financial Statements for discussion of our borrowing arrangements.
[3]	Projected payments include only those amounts that are fixed and determinable as of the reporting date. See Note E to our Consolidated Financial Statements for discussion of our operating leases.
[4]	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements.

Other Contractual Obligations

We have other liabilities reflected in our Consolidated Balance Sheet. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2018, which are included in our current liabilities as of January 28, 2018.

We are party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to commercial matters, operating leases, trademarks, intellectual property and financial matters. Under these contracts, we may provide certain routine indemnification relating to representations and warranties or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial condition or results of operations.

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of January 28, 2018:

	Amount of Outstanding Commitment Expiration by Period[1]
In thousands	Fiscal 2018	Fiscal 2019 to Fiscal 2021	Fiscal 2022 to Fiscal 2023	Thereafter	Total
Standby letters of credit	$12,780	—	—	—	$12,780
Letter of credit facilities	6,721	—	—	—	6,721
Revolving line of credit	—	—	—	—	—
Total	$19,501	—	—	—	$19,501

[1]	See Note C to our Consolidated Financial Statements for discussion of our borrowing arrangements.

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

We believe the following critical accounting policies used in the preparation of our Consolidated Financial Statements include the significant estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. See Note A to our Consolidated Financial Statements for further discussion of each policy.

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

Reserves for shrinkage are estimated and recorded throughout the year as a percentage of net sales based on historical shrinkage results, cycle count results within our distribution centers, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory counts and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution facilities, off-site storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no shrinkage reserve at year-end, with the exception of a cycle count reserve based on the historical cycle count results in our distribution centers. This reserve was not material to our Consolidated Financial Statements as of January 28, 2018. Historically, actual shrinkage has not differed materially from our estimates.

Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on our net earnings. As of January 28, 2018 and January 29, 2017, our inventory obsolescence reserves were $12,649,000 and $13,770,000, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. Impairment may result when the carrying value of the asset exceeds the estimated undiscounted future cash flows over its remaining useful life. For store impairment, our estimate of undiscounted future cash flows over the store lease term is based upon our experience, the historical operations of the stores and estimates of future store profitability and economic conditions. The estimates of future store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment costs, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the excess of the asset’s net carrying value over its fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy (see Note M to our Consolidated Financial Statements). The fair value is based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital.

During fiscal 2017, we did not record any asset impairment charges. During fiscal 2016 and fiscal 2015, we recorded asset impairment charges of approximately $1,765,000 and $2,100,000, respectively, related to our retail stores, which is recorded within selling, general and administrative expenses.

Business Combinations

We account for acquired businesses when we obtain control of the business using the acquisition method of accounting. Assets acquired and liabilities assumed are recorded based upon the estimated fair value as of the acquisition date. Estimated fair values represent the estimated price that would be paid by a third-party market participant based upon the highest and best use of the assets acquired or liabilities assumed. The determination of the fair value of assets acquired and liabilities assumed requires significant judgment and estimates. In making such judgments and estimates, we utilize inputs from independent third-party valuation specialists and other internal sources. Any excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. Acquisition-related expenses are expensed as incurred. During fiscal 2017, we acquired Outward, Inc. (see Note O to our Consolidated Financial Statements).

Goodwill

Goodwill is initially recorded as of the acquisition date, and is measured as any excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We first perform a qualitative assessment to evaluate goodwill for potential impairment. If based on that assessment it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative impairment test is necessary. The quantitative impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future such as sales growth, gross margins, employment costs, capital expenditures, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, exceeds its fair value, impairment is recorded for the excess, not to exceed the total amount of goodwill allocated to the reporting unit.

As of January 28, 2018 and January 29, 2017, we had goodwill of $18,838,000 and $18,680,000, respectively, presented within other long-term assets in our Consolidated Balance Sheets, primarily related to our fiscal 2011 acquisition of Rejuvenation, Inc. In fiscal 2017 and fiscal 2016, we performed a qualitative assessment of potential goodwill impairment and determined it was more likely than not that the fair value of each of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed, and we did not recognize any goodwill impairment in fiscal 2017 or fiscal 2016. In fiscal 2015, we performed a quantitative goodwill impairment test and determined that the fair value of each of our reporting units substantially exceeded their carrying value. Accordingly, we did not recognize any goodwill impairment in fiscal 2015.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits, product and other general liability claims. We record self-insurance liability reserves based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported, based on an actuarial analysis of historical claims data. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different number of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for workers’ compensation, employee health benefits, product and other general liability claims were $26,370,000 and $24,988,000 as of January 28, 2018 and January 29, 2017, respectively.

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

In order to compute income tax on an interim basis, we estimate what our effective tax rate will be for the full fiscal year and adjust these estimates throughout the year as necessary. Adjustments to our income tax provision due to changes in our estimated effective tax rate are recorded in the interim period in which the change occurs. The tax expense (or benefit) related to items other than ordinary income is individually computed and recognized when the items occur. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of our earnings in various taxing jurisdictions or changes in tax law. The Tax Act was enacted on December 22, 2017, and significantly changed U.S. tax law. Our effective tax rate for fiscal 2017 reflects the provisional impact of the Tax Act (see Note D to our Consolidated Financial Statements).

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

Interest Rate Risk

Our revolver and our term loan each have a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During fiscal 2017, we had borrowings of $300,000,000 under the term loan, all of which was outstanding as of January 28, 2018, and $170,000,000 under the revolver, all of which were repaid in the fourth quarter of fiscal 2017. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instruments would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of January 28, 2018, our investments, made primarily in interest bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 1% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during fiscal 2017 or fiscal 2016. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail and/or e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in fiscal 2017, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note L to our Consolidated Financial Statements).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

In thousands, except per share amounts	Fiscal 2017	Fiscal 2016	Fiscal 2015
E-commerce net revenues	$ 2,778,457	$ 2,633,602	$ 2,522,580
Retail net revenues	2,513,902	2,450,210	2,453,510
Net revenues	5,292,359	5,083,812	4,976,090
Cost of goods sold	3,360,648	3,200,502	3,131,876
Gross profit	1,931,711	1,883,310	1,844,214
Selling, general and administrative expenses	1,477,900	1,410,711	1,355,580
Operating income	453,811	472,599	488,634
Interest (income) expense, net	1,372	688	627
Earnings before income taxes	452,439	471,911	488,007
Income taxes	192,894	166,524	177,939
Net earnings	$ 259,545	$ 305,387	$ 310,068
Basic earnings per share	$ 3.03	$ 3.45	$ 3.42
Diluted earnings per share	$ 3.02	$ 3.41	$ 3.37
Shares used in calculation of earnings per share:
Basic	85,592	88,594	90,787
Diluted	86,080	89,462	92,102

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Comprehensive Income

In thousands	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net earnings	$ 259,545	$ 305,387	$ 310,068
Other comprehensive income (loss):
Foreign currency translation adjustments	3,730	1,523	(7,958)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(259), $(327) and $380	(715)	(916)	1,074
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $(38), $(41) and $421	106	106	(1,184)
Comprehensive income	$ 262,666	$ 306,100	$ 302,000

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Balance Sheets

In thousands, except per share amounts	Jan. 28, 2018	Jan. 29, 2017
ASSETS
Current assets
Cash and cash equivalents	$390,136	$213,713
Accounts receivable, net	90,119	88,803
Merchandise inventories, net	1,061,593	977,505
Prepaid catalog expenses	24,028	23,625
Prepaid expenses	58,693	52,882
Other assets	11,876	10,652
Total current assets	1,636,445	1,367,180
Property and equipment, net	932,283	923,283
Deferred income taxes, net	67,306	135,238
Other assets, net	149,715	51,178
Total assets	$2,785,749	$2,476,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$459,378	$453,710
Accrued salaries, benefits and other liabilities	135,884	130,187
Customer deposits	292,460	294,276
Income taxes payable	56,783	23,245
Other liabilities	63,318	59,838
Total current liabilities	1,007,823	961,256
Deferred rent and lease incentives	202,134	196,188
Long-term debt	299,422	—
Other long-term obligations	72,804	71,215
Total liabilities	1,582,183	1,228,659
Commitments and contingencies – See Note I
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—
Common stock: $.01 par value; 253,125 shares authorized; 83,726 and 87,325 shares issued and outstanding at January 28, 2018 and January 29, 2017, respectively	837	873
Additional paid-in capital	562,814	556,928
Retained earnings	647,422	701,702
Accumulated other comprehensive loss	(6,782)	(9,903)
Treasury stock – at cost: 11 and 20 shares as of January 28, 2018 and January 29, 2017, respectively	(725)	(1,380)
Total stockholders’ equity	1,203,566	1,248,220
Total liabilities and stockholders’ equity	$2,785,749	$2,476,879

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount

Balance at February 1, 2015	91,891	$919	$527,261	$701,214	$(2,548)	$(2,140)	$1,224,706

Net earnings	—	—	—	310,068	—	—	310,068
Foreign currency translation adjustments	—	—	—	—	(7,958)	—	(7,958)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1,074	—	1,074
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(1,184)	—	(1,184)
Exercise of stock-based awards and related tax effect	68	1	17,238	—	—	—	17,239
Conversion/release of stock-based awards[1]	554	6	(31,411)	—	—	—	(31,405)
Repurchases of common stock	(2,950)	(30)	(12,646)	(212,319)	—	—	(224,995)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(492)	(128)	—	234	(386)
Stock-based compensation expense	—	—	41,357	—	—	—	41,357
Dividends declared	—	—	—	(130,290)	—	—	(130,290)
Balance at January 31, 2016	89,563	896	541,307	668,545	(10,616)	(1,906)	1,198,226

Net earnings	—	—	—	305,387	—	—	305,387
Foreign currency translation adjustments	—	—	—	—	1,523	—	1,523
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(916)	—	(916)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	106	—	106
Exercise of stock-based awards and related tax effect	39	—	4,762	—	—	—	4,762
Conversion/release of stock-based awards[1]	594	6	(26,805)	—	—	(263)	(27,062)
Repurchases of common stock	(2,871)	(29)	(12,684)	(138,559)	—	—	(151,272)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(706)	(83)	—	789	—
Stock-based compensation expense	—	—	51,054	—	—	—	51,054
Dividends declared	—	—	—	(133,588)	—	—	(133,588)
Balance at January 29, 2017	87,325	873	556,928	701,702	(9,903)	(1,380)	1,248,220

Net earnings	—	—	—	259,545	—	—	259,545
Foreign currency translation adjustments	—	—	—	—	3,730	—	3,730
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(715)	—	(715)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	106	—	106
Conversion/release of stock-based awards[1]	452	5	(17,810)	—	—	(325)	(18,130)
Repurchases of common stock	(4,051)	(41)	(18,518)	(177,620)	—	—	(196,179)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(554)	(426)	—	980	—
Stock-based compensation expense	—	—	42,768	—	—	—	42,768
Dividends declared	—	—	—	(135,779)	—	—	(135,779)
Balance at January 28, 2018	83,726	$837	$562,814	$647,422	$(6,782)	$(725)	$1,203,566

[1]	Amounts are shown net of shares withheld for employee taxes.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

In thousands	Fiscal 2017	Fiscal 2016	Fiscal 2015
Cash flows from operating activities:
Net earnings	$259,545	$305,387	$310,068
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	183,077	173,195	167,760
Loss on disposal/impairment of assets	1,889	3,806	4,339
Amortization of deferred lease incentives	(25,372)	(25,212)	(24,721)
Deferred income taxes	63,381	7,114	(7,436)
Tax benefit related to stock-based awards	—	3,230	14,592
Excess tax benefit related to stock-based awards	—	(4,894)	(14,494)
Stock-based compensation expense	42,988	51,116	41,357
Other	(135)	(423)	149
Changes in:
Accounts receivable	149	(9,794)	(12,849)
Merchandise inventories	(80,235)	4,493	(92,647)
Prepaid catalog expenses	(403)	5,294	5,022
Prepaid expenses and other assets	(16,092)	(6,367)	(9,245)
Accounts payable	2,382	3,169	60,507
Accrued salaries, benefits and other liabilities	9,157	25,876	(135)
Customer deposits	(2,394)	(3,037)	35,877
Deferred rent and lease incentives	28,226	35,559	31,334
Income taxes payable	33,541	(43,803)	34,548
Net cash provided by operating activities	499,704	524,709	544,026
Cash flows from investing activities:
Purchases of property and equipment	(189,712)	(197,414)	(202,935)
Acquisition of Outward, Inc., net of cash received	(80,528)	—	—
Other	480	439	769
Net cash used in investing activities	(269,760)	(196,975)	(202,166)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	300,000	—	—
Repurchases of common stock	(196,179)	(151,272)	(224,995)
Borrowings under revolving line of credit	170,000	125,000	200,000
Repayments of borrowings under revolving line of credit	(170,000)	(125,000)	(200,000)
Payment of dividends	(135,010)	(133,539)	(127,636)
Tax withholdings related to stock-based awards	(18,130)	(27,062)	(31,790)
Excess tax benefit related to stock-based awards	—	4,894	14,494
Proceeds related to stock-based awards	—	1,532	2,647
Repayment of long-term obligations	—	—	(1,968)
Debt issuance costs	(1,191)	(359)	(135)
Other	(1,197)	—	—
Net cash used in financing activities	(51,707)	(305,806)	(369,383)
Effect of exchange rates on cash and cash equivalents	(1,814)	(1,862)	(1,757)
Net increase (decrease) in cash and cash equivalents	176,423	20,066	(29,280)
Cash and cash equivalents at beginning of year	213,713	193,647	222,927
Cash and cash equivalents at end of year	$390,136	$213,713	$193,647
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,915	$2,202	$1,989
Cash paid during the year for income taxes, net of refunds	$99,062	$203,426	$134,478
Non-cash investing activities:
Purchases of property and equipment not yet paid for at end of year	$1,257	$625	$2,715

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

We are a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies — Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams Sonoma Home, Rejuvenation, and Mark and Graham — are marketed through e-commerce websites, direct-mail catalogs and 631 stores. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico and South Korea, as well as e-commerce websites in certain locations. In 2017, we acquired Outward, Inc., a 3-D imaging and augmented reality platform for the home furnishings and décor industry. Headquartered in San Jose, California, Outward’s technology enables applications in product visualization, digital room design and augmented and virtual reality.

Consolidation

The Consolidated Financial Statements include the accounts of Williams-Sonoma, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal Year

Our fiscal year ends on the Sunday closest to January 31, based on a 52 or 53-week year. Fiscal 2017, a 52-week year, ended on January 28, 2018; Fiscal 2016, a 52-week year, ended on January 29, 2017; and Fiscal 2015, a 52-week year, ended on January 31, 2016.

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

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less. As of January 28, 2018, we were invested primarily in interest bearing demand deposit accounts and money market funds. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card, franchisee and landlord receivables for which collectability is reasonably assured. Receivables are evaluated for collectability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. Our allowance for doubtful accounts was not material to our financial statements as of January 28, 2018 and January 29, 2017.

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

Reserves for shrinkage are estimated and recorded throughout the year as a percentage of net sales based on historical shrinkage results, cycle count results within our distribution centers, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory counts and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution facilities, off-site storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no shrinkage reserve at year-end, with the exception of a cycle count reserve based on the historical cycle count results in our distribution centers. This reserve was not material to our Consolidated Financial Statements as of January 28, 2018. Historically, actual shrinkage has not differed materially from our estimates.

Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. As of January 28, 2018 and January 29, 2017, our inventory obsolescence reserves were $12,649,000 and $13,770,000, respectively.

Advertising and Prepaid Catalog Expenses

Advertising expenses consist of media and production costs related to digital advertising, catalog mailings and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement, with the exception of prepaid catalog expenses. Prepaid catalog expenses consist primarily of third-party incremental direct costs, including creative design, paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog expenses and amortized over their expected period of future benefit, generally three months.

Total advertising expenses (including digital advertising, catalog advertising and other advertising costs) were approximately $382,206,000, $347,474,000 and $333,276,000 in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	Shorter of estimated useful life or lease term (generally 5 – 22 years)
Fixtures and equipment	2 – 20 years
Buildings and building improvements	10 – 40 years
Capitalized software	2 – 10 years

We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. Impairment may result when the carrying value of the asset exceeds the estimated undiscounted future cash flows over its remaining useful life. For store impairment, our estimate of undiscounted future cash flows over the store lease term is based upon our experience, the historical operations of the stores and estimates of future store profitability and economic conditions. The estimates of future store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment costs, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the excess of the asset’s net carrying value over its fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy (see Note M). The fair value is based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital.

During fiscal 2017, we did not record any asset impairment charges. During fiscal 2016 and fiscal 2015, we recorded asset impairment charges of approximately $1,765,000 and $2,100,000, respectively, related to our retail stores, which is recorded within selling, general and administrative expenses.

Goodwill

Goodwill is initially recorded as of the acquisition date, and is measured as any excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We first perform a qualitative assessment to evaluate goodwill for potential impairment. If based on that assessment it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative impairment test is necessary. The quantitative impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future such as sales growth, gross margins, employment costs, capital expenditures, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, exceeds its fair value, impairment is recorded for the excess, not to exceed the total amount of goodwill allocated to the reporting unit.

As of January 28, 2018 and January 29, 2017, we had goodwill of $18,838,000 and $18,680,000, respectively, presented within other long-term assets in our Consolidated Balance Sheets, primarily related to our fiscal 2011 acquisition of Rejuvenation, Inc. In fiscal 2017 and fiscal 2016, we performed a qualitative assessment of potential goodwill impairment and determined it was more likely than not that the fair value of each of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed, and we did not recognize any goodwill impairment in fiscal 2017 or fiscal 2016. In fiscal 2015, we performed a quantitative goodwill impairment test and determined that the fair value of each of our reporting units substantially exceeded their carrying value. Accordingly, we did not recognize any goodwill impairment in fiscal 2015.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits, product and other general liability claims. We record self-insurance liability reserves based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported, based on an actuarial analysis of historical claims data. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different number of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for workers’ compensation, employee health benefits, product and other general liability claims were $26,370,000 and $24,988,000 as of January 28, 2018 and January 29, 2017, respectively.

Customer Deposits

Customer deposits are primarily comprised of deferred revenues related to unredeemed stored-value cards and undelivered merchandise. We maintain a liability for unredeemed stored-value cards until the earlier of redemption, escheatment or four years as we have concluded that the likelihood of our stored-value cards being redeemed beyond four years from the date of issuance is remote. Income from unredeemed stored-value cards, which is recorded in other income within selling, general and administrative expenses, is not material to our Consolidated Financial Statements. Our stored-value cards have no expiration dates.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and debt approximate their estimated fair values. We use derivative financial instruments to hedge against foreign currency exchange rate fluctuations. The assets or liabilities associated with our derivative financial instruments are recorded at fair value in either other current or long-term assets or other current or long-term liabilities. The fair value of our foreign currency derivative instruments is measured using the income approach whereby we use observable market data at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. These observable inputs include spot rates, forward rates, interest rates and credit derivative market rates (see Notes L and M for additional information).

Revenue Recognition

We recognize revenues (including shipping fees) and the related cost of goods sold (including shipping expense) at the time the products are delivered to our customers. Revenue is recognized for retail sales (excluding home-delivered merchandise) at the point of sale in the store and, for home-delivered merchandise and e-commerce sales, when the merchandise is delivered to the customer. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities. We recognize revenues from sales to franchisees at the time merchandise ownership is transferred to the franchisee.

Sales Returns Reserve

Our customers may return purchased items for an exchange or refund. We record a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. A summary of activity in our sales returns reserve is as follows:

In thousands	Fiscal 2017[1]	Fiscal 2016[1]	Fiscal 2015[1]
Balance at beginning of year	$16,058	$19,113	$14,782
Provision for sales returns	302,320	303,694	321,421
Actual sales returns	(306,536)	(306,749)	(317,090)
Balance at end of year	$11,842	$16,058	$19,113

[1]	Amounts are shown net of cost of goods sold.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of non-occupancy-related costs associated with our retail stores, distribution facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third-party credit card processing and other general expenses.

Stock-Based Compensation

We account for stock-based compensation arrangements by measuring and recognizing compensation expense for all stock-based awards using a fair value based method. Restricted stock units are valued using the closing price of our stock on the date prior to the date of grant. The fair value of each stock-based award is amortized over the requisite service period.

Foreign Currency Translation

Some of our foreign operations have a functional currency other than the U.S. dollar. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income within stockholders’ equity. Foreign currency exchange gains and losses are recorded in selling, general and administrative expenses, except for those discussed in Note L.

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

In order to compute income tax on an interim basis, we estimate what our effective tax rate will be for the full fiscal year and adjust these estimates throughout the year as necessary. Adjustments to our income tax provision due to changes in our estimated effective tax rate are recorded in the interim period in which the change occurs. The tax expense (or benefit) related to items other than ordinary income is individually computed and recognized when the items occur. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of our earnings in various taxing jurisdictions or changes in tax law.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The FASB also issued ASU 2016-10, Identifying Performance Obligations and Licensing in April 2016, which amends certain aspects of ASU 2014-09 for identifying performance obligations and the implementation guidance on licensing. These ASUs are effective for us beginning in the first quarter of fiscal 2018. The adoption of these standards will result in an overall increase in net revenues recognized in fiscal 2018 and a corresponding net reduction in selling, general and administrative expenses due to the following:

•	the reclassification from selling, general and administrative expenses into net revenues for certain incentives received from credit card issuers,

•	the reclassification of breakage income related to our unredeemed stored-value cards from selling, general and administrative expenses into net revenues, as well as an acceleration in the timing of recognizing breakage income, and
•	an acceleration in the timing of revenue recognition for certain merchandise shipped to our customers.

In addition, prepaid catalog advertising costs, which are currently amortized over their expected period of future benefit of approximately three months, will be expensed as incurred. We do not expect the impact of this change to be material to our Consolidated Statement of Earnings going forward.

We will adopt these ASUs on a modified retrospective basis in the first quarter of fiscal 2018 and, as a result, will record approximately $30,000,000 in net pre-tax cumulative effect adjustments to increase retained earnings primarily related to unredeemed stored-value cards, partially offset by prepaid catalog expenses capitalized prior to adoption.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. We will adopt this ASU in the first quarter of fiscal 2018, and do not expect the adoption to have a material impact on our financial condition, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions (including the accounting for income taxes and forfeitures, among other areas). The ASU requires entities to, among other things, recognize all excess tax benefits and deficiencies in the income statement, as a benefit or expense within income taxes, in the period in which they occur. The ASU also allows an entity to make an accounting policy election to either estimate expected forfeitures or account for them as they occur. We adopted this ASU in the first quarter of fiscal 2017, and as a result, we no longer classify excess tax benefits related to stock-based awards as a financing cash inflow and an operating cash outflow. These classification requirements were adopted prospectively and, as such, our Consolidated Statements of Cash Flows for the fifty-two weeks ended January 29, 2017 and January 31, 2016 have not been retrospectively adjusted. We continue to estimate expected forfeitures.

In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than short-term leases). This ASU is effective for us beginning in the first quarter of fiscal 2019. We are currently assessing the impact of this ASU on our Consolidated Financial Statements, but expect that it will result in a substantial increase in our long-term assets and liabilities, however, we do not expect it to materially impact our Consolidated Statement of Earnings.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other than Inventory. The amendments remove the prohibition against the recognition of current and deferred income tax effects of intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. This ASU is effective for us beginning in the first quarter of fiscal 2018. We do not expect the adoption of this ASU to have a material impact on our financial condition, results of operations or cash flows.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is effective for us in the first quarter of fiscal 2019 and early adoption is permitted. Entities should apply the guidance to existing cash flow and net investment hedge relationships using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings on the date of adoption. The guidance also provides transition relief to make it easier for entities to apply certain amendments to existing hedges where the hedge documentation needs to be modified. We do not expect the adoption of this ASU to have a material impact on our financial condition, results of operations or cash flows.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018 and early adoption is permitted. The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.

Note B: Property and Equipment

Property and equipment consists of the following:

In thousands	Jan. 28, 2018	Jan. 29, 2017
Leasehold improvements	$950,024	$923,909
Fixtures and equipment	800,003	762,379
Capitalized software	621,730	584,122
Land and buildings	173,457	172,856
Corporate systems projects in progress	65,283	52,352
Construction in progress [1]	8,615	13,704
Total	2,619,112	2,509,322
Accumulated depreciation	(1,686,829)	(1,586,039)
Property and equipment, net	$932,283	$923,283

[1]	Construction in progress primarily consists of leasehold improvements and furniture and fixtures related to new, expanded or remodeled retail stores where construction had not been completed as of year-end.

Note C: Borrowing Arrangements

Credit Facility

On January 8, 2018, we amended and extended our credit facility which provides for a $500,000,000 unsecured revolving line of credit (“revolver”) and a $300,000,000 unsecured term loan facility (“term loan”). The revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. The revolver matures on January 8, 2023, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may, prior to the first and second anniversaries of the closing date of the amendment of the credit facility, elect to extend the maturity date for an additional year, subject to lender approval. Costs incurred in connection with the amendment and extension of the revolver are presented as an asset in our Consolidated Balance Sheet.

During fiscal 2017, we had borrowings of $170,000,000 under the revolver (at a weighted average interest rate of 2.21%), all of which were repaid in the fourth quarter of fiscal 2017, and no amounts were outstanding as of January 28, 2018. During fiscal 2016, we had borrowings of $125,000,000 under the revolver (at a weighted average interest rate of 1.54%), all of which were repaid in the fourth quarter of fiscal 2016, and no amounts were outstanding as of January 29, 2017. Additionally, as of January 28, 2018, $12,780,000 in issued but undrawn standby letters of credit were outstanding under the revolver. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

As of January 28, 2018, we had $300,000,000 outstanding under our term loan (at a weighted average interest rate of 2.68%). The term loan matures on January 8, 2021, at which time all outstanding principal and any accrued interest must be repaid. Costs incurred in connection with the issuance of the term loan are presented as a reduction to the carrying value of the debt in our Consolidated Balance Sheet.

The interest rate under the credit facility is variable, and may be elected by us as: (i) the London Interbank Offer Rate (“LIBOR”) plus an applicable margin based on our leverage ratio ranging from 0.91% to 1.775% for a revolver borrowing, and 1.0% to 2.0% for the term loan; or (ii) a base rate as defined in the credit facility, plus an applicable margin ranging from 0% to 0.775% for a revolver borrowing, and 0% to 1% for the term loan.

As of January 28, 2018, we were in compliance with our covenants under the credit facility and, based on current projections, we expect to remain in compliance throughout fiscal 2018.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000, each of which matures on August 25, 2018. The letter of credit facilities contain covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility, plus a margin based on our leverage ratio. As of January 28, 2018, an aggregate of $6,721,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 22, 2019.

Note D: Income Taxes

The 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and significantly changed U.S. tax law by, among other things, reducing the corporate income tax rate to 21% as of January 1, 2018, and introducing a modified territorial tax system that includes a transition tax on deemed repatriated earnings of foreign subsidiaries. In response to the Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements and provides a one-year measurement period for a registrant to adjust the estimates and complete the accounting required under FASB Accounting Standards Codification (“ASC”) 740, Income Taxes.

Our U.S. federal statutory rate for fiscal 2017 was a blended rate of 33.9%, and our rate will be 21% for future fiscal years. Based on information available as of January 28, 2018, we recorded a net tax expense of $13,200,000 for the transition tax and $28,300,000 for the re-measurement of our deferred tax assets.

The components of earnings before income taxes, by tax jurisdiction, are as follows:

In thousands	Fiscal 2017	Fiscal 2016	Fiscal 2015
United States	$ 379,000	$ 425,517	$ 462,701
Foreign	73,439	46,394	25,306
Total earnings before income taxes	$ 452,439	$ 471,911	$ 488,007

The provision for income taxes consists of the following:

In thousands	Fiscal 2017	Fiscal 2016	Fiscal 2015
Current
Federal	$ 97,202	$ 125,760	$ 156,812
State	19,552	26,197	22,969
Foreign	12,759	7,453	5,594
Total current	129,513	159,410	185,375
Deferred
Federal	62,893	8,307	(6,093)
State	460	(807)	1,258
Foreign	28	(386)	(2,601)
Total deferred	63,381	7,114	(7,436)
Total provision	$ 192,894	$ 166,524	$ 177,939

As part of the modified territorial tax system, the Tax Act implemented a new tax on Global Intangible Low-Taxed Income (“GILTI”). A company can elect an accounting policy to account for GILTI as either a periodic expense when the tax arises or as part of deferred taxes related to the investment in the subsidiary. We are currently in the process of analyzing this provision and, as a result, are not yet able to reasonably estimate its effect. Therefore, we have not yet made a policy election regarding the accounting for GILTI. We will continue to assess the impact of the Tax Act on our Consolidated Financial Statements during the measurement period under SAB 118.

We have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we intended to utilize those earnings in our foreign operations for an indefinite period of time. As a result of the Tax Act, we are deemed to have remitted all of the post-1986 accumulated earnings of our foreign subsidiaries to the U.S. as of December 31, 2017 as part of the transition tax. No additional U.S. income tax or foreign withholding taxes have been provided. In light of the Tax Act, we continue to evaluate our permanent reinvestment assertion and expect our evaluation of the impact to be completed within the one-year measurement period under SAB 118.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal 2017		Fiscal 2016		Fiscal 2015
Federal income taxes at the statutory rate	33.9%		35.0%		35.0%
Re-measurement of deferred tax assets and liabilities	6.7%		—		—
Transition tax	2.9%		—		—
State income tax rate	2.5%		3.5%		3.2%
Change in uncertain tax positions	(1.6%	)	2.8%		(0.1%	)
Rate differential	(2.9%	)	(5.7%	)	(1.8%	)
Other	1.1%		(0.3%	)	0.2%
Effective tax rate	42.6%		35.3%		36.5%

Significant components of our deferred income tax accounts are as follows:

Deferred tax assets (liabilities), in thousands	Jan. 28, 2018	Jan. 29, 2017
Customer deposits	$ 23,601	$ 64,776
Merchandise inventories	23,314	32,003
Deferred rent	18,387	24,182
Compensation	14,127	16,781
Accrued liabilities	13,626	23,994
Stock-based compensation	9,024	17,437
Federal and state net operating loss	6,026	2,797
Executive deferred compensation	5,886	7,060
State taxes	5,099	7,107
Deferred lease incentives	(24,854)	(36,715)
Depreciation	(17,361)	(22,477)
Prepaid catalog expenses	(5,386)	(8,726)
Other	(3,116)	8,014
Valuation allowance	(1,067)	(995)
Total deferred income tax assets, net	$ 67,306	$ 135,238

As the result of the acquisition of Outward, Inc. (see Note O), we had net operating loss carry-forwards of $14,904,000 and $4,838,000 for U.S. federal and state, respectively, as of January 28, 2018. The carry-forwards are expected to be fully utilized in future years and, therefore, no valuation allowance has been provided to the related deferred tax assets.

The following table summarizes the activity related to our gross unrecognized tax benefits:

In thousands	Fiscal 2017	Fiscal 2016	Fiscal 2015
Balance at beginning of year	$ 25,864	$ 13,290	$ 14,359
Increases related to current year’s tax positions	3,345	11,772	2,765
Increases related to prior years’ tax positions	808	3,456	101
Decreases related to prior years’ tax positions	(10,610)	(818)	(341)
Settlements	—	(714)	(2,912)
Lapses in statute of limitations	(1,356)	(1,122)	(682)
Balance at end of year	$ 18,051	$ 25,864	$ 13,290

As of January 28, 2018, we had $18,051,000 of gross unrecognized tax benefits, of which $13,286,000 would, if recognized, affect the effective tax rate.

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of January 28, 2018 and January 29, 2017, our accruals for the payment of interest and penalties totaled $3,719,000 and $2,882,000, respectively.

Due to the potential resolution of state issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of $0 to $3,800,000.

We file income tax returns in the U.S. and foreign jurisdictions and are therefore subject to examination by the tax authorities in these jurisdictions. Our U.S. federal taxable years for which the statute of limitations has not expired are fiscal years 2013 to 2016. Substantially all material states, local and foreign jurisdictions’ statutes of limitations are closed for taxable years prior to fiscal 2013.

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

Total rent expense for all operating leases was as follows:

In thousands	Fiscal 2017	Fiscal 2016	Fiscal 2015
Rent expense	$ 263,409	$ 251,066	$ 224,564
Contingent rent expense	24,918	26,980	33,985
Rent expense before deferred lease incentive income	288,327	278,046	258,549
Deferred lease incentive income	(25,293)	(25,298)	(24,679)
Less: sublease rental income	(578)	(558)	(608)
Total rent expense[1]	$ 262,456	$ 252,190	$ 233,262

[1]	Excludes all other occupancy-related costs including depreciation, common area maintenance, property taxes and utilities.

The aggregate future minimum annual cash rental payments under non-cancellable operating leases in effect at January 28, 2018 were as follows:

In thousands	Lease Commitments[1]
Fiscal 2018	$ 288,583
Fiscal 2019	275,712
Fiscal 2020	245,189
Fiscal 2021	212,085
Fiscal 2022	176,193
Thereafter	671,173
Total	$ 1,868,935

[1]	Projected cash payments include only those amounts that are fixed and determinable as of the reporting date and are not necessarily representative of future expected rent expense. We currently pay rent for certain store locations based on a percentage of store sales. As future store sales cannot be predicted with certainty, projected payments for these locations are based on minimum rent, which is generally higher than rent based on a percentage of store sales. We incur other lease obligation expenses, such as common area maintenance and other executory costs, which are not fixed in nature and are thus not included in the future projected cash payments reflected above. In addition, projected cash payments do not include any benefit from deferred lease incentive income, which is reflected within “Total rent expense” above.

Memphis-Based Distribution Facility

In August 1990, we entered into an agreement to lease a distribution facility in Memphis, Tennessee. The lessor is a general partnership comprised of the estate of W. Howard Lester, our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan, a former Director Emeritus and significant stockholder and two unrelated parties. The terms of the lease automatically renewed until the second quarter of fiscal 2015 when the bonds that financed the construction of the facility were fully repaid. Simultaneously, we entered into an agreement with the partnership to lease the facility through July 2017. In fiscal 2017, we exercised the first of two one-year extensions available under the lease to extend the term through July 2018. Subsequently, in fiscal 2017, we amended the lease to further extend the term through July 2020. The amended lease provides for two additional one-year renewal options. We made annual rental payments of approximately $1,629,000, $1,599,000, and $3,050,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Note F: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Fiscal 2017
Basic	$259,545	85,592	$3.03
Effect of dilutive stock-based awards		488
Diluted	$259,545	86,080	$3.02
Fiscal 2016
Basic	$305,387	88,594	$3.45
Effect of dilutive stock-based awards		868
Diluted	$305,387	89,462	$3.41
Fiscal 2015
Basic	$310,068	90,787	$3.42
Effect of dilutive stock-based awards		1,315
Diluted	$310,068	92,102	$3.37

Stock-based awards of 577,000, 261,000, and 12,000 were excluded from the computation of diluted earnings per share in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, as their inclusion would be anti-dilutive.

Note G: Stock-Based Compensation

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 32,310,000 shares. As of January 28, 2018, there were approximately 6,014,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense

During fiscal 2017, fiscal 2016 and fiscal 2015, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $42,988,000, $51,116,000, and $41,357,000, respectively. As of January 28, 2018, there was $71,272,000 of unrecognized stock-based compensation expense (net of estimated forfeitures), which we expect to recognize on a straight-line basis over a weighted average remaining service period of approximately two years. At each reporting period, all compensation expense attributable to vested awards has been fully recognized.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the grant date and the conversion date for the number of shares converted.

The following table summarizes our stock-settled stock appreciation right activity during fiscal 2017:

	Shares	Weighted Average Conversion Price[1]	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[2]
Balance at January 29, 2017 (100% vested)	411,710	$26.02
Granted	—	—
Converted into common stock	(243,973)	22.66
Cancelled	—	—
Balance at January 28, 2018 (100% vested)	167,737	$30.91	0.42	$3,774,000

[1]	Conversion price is equal to the market value on the date of grant.
[2]	Intrinsic value for outstanding and vested rights is based on the excess of the market value of our common stock on the last business day of the fiscal year (or $53.41) over the conversion price.

No stock-settled stock appreciation rights were granted in fiscal 2017, fiscal 2016 or fiscal 2015. The total intrinsic value of awards converted to common stock was $7,287,000 for fiscal 2017, $5,237,000 for fiscal 2016 and $24,465,000 for fiscal 2015. Intrinsic value for conversions is based on the excess of the market value on the date of conversion over the conversion price.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during fiscal 2017:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance at January 29, 2017	2,232,486	$63.75
Granted	1,301,405	52.60
Granted, with vesting subject to performance conditions	222,110	53.74
Released	(665,085)	61.26
Cancelled	(732,779)	61.09
Balance at January 28, 2018	2,358,137	$58.18	3.17	$125,948,000
Vested plus expected to vest at January 28, 2018	1,684,675	$57.15	3.24	$89,978,000

[1]	Intrinsic value for outstanding and unvested restricted stock units is based on the market value of our common stock on the last business day of the fiscal year (or $53.41).

The following table summarizes additional information about restricted stock units:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Weighted average grant date fair value per share of awards granted	$52.76	$59.17	$76.19
Intrinsic value of awards released[1]	$35,508,000	$56,405,000	$50,773,000

[1]	Intrinsic value for releases is based on the market value on the date of release.

Tax Effect

In accordance with ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, we record excess tax benefits and deficiencies resulting from the settlement of stock-based awards as a benefit or expense within income taxes in the period in which they occur. Further, in accordance with the ASU, we no longer classify such tax benefits as a financing cash inflow and an operating cash outflow. We adopted the classification requirements of this ASU prospectively as of the first quarter of fiscal 2017 and, as such, our Consolidated

Statements of Cash Flows for fiscal 2016 and fiscal 2015 have not been retrospectively adjusted. During fiscal 2017, fiscal 2016 and fiscal 2015, proceeds related to stock-based awards were $0, $1,532,000 and $2,647,000, respectively, and the current tax benefit related to stock-based awards totaled $16,066,000, $24,129,000 and $30,352,000, respectively.

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

Our matching contribution is equal to 50% of each participant’s salary deferral contribution, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period. Each participant’s matching contribution is earned on a semi-annual basis with respect to eligible salary deferrals for those participants that are employed with the company on June 30th or December 31st of the year in which the deferrals are made. Each associate must complete one year of service prior to receiving company matching contributions. For the first five years of the participant’s employment, all matching contributions vest at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions vest immediately. Our contributions to the plan were $8,224,000, $7,725,000 and $6,915,000 in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

The 401(k) Plan consists of two parts: a profit sharing plan portion and a stock bonus plan/employee stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the Williams-Sonoma, Inc. Stock Fund. The profit sharing and ESOP components of the 401(k) Plan are considered a single plan under Internal Revenue Code section 414(l).

We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. As of January 28, 2018 and January 29, 2017, $24,151,000 and $18,736,000, respectively, is included in other long-term liabilities related to these deferred compensation obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $25,550,000 and $19,000,000 as of January 28, 2018 and January 29, 2017, respectively, and is included in other assets, net.

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

Note J: Stock Repurchase Program and Dividends

During fiscal 2017, we repurchased 4,050,697 shares of our common stock at an average cost of $48.43 per share and a total cost of approximately $196,179,000 under our stock repurchase program. As of January 28, 2018, there was approximately $214,399,000 remaining under our current stock repurchase program. In March 2018, we announced that our Board of Directors had authorized an increase in our current stock repurchase program to $500,000,000. As of January 28, 2018, we held treasury stock of $725,000 that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

During fiscal 2016, we repurchased 2,871,480 shares of our common stock at an average cost of $52.68 per share and a total cost of approximately $151,272,000. During fiscal 2015, we repurchased 2,950,438 shares of our common stock at an average cost of $76.26 per share and a total cost of approximately $224,995,000.

Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.

Total cash dividends declared in fiscal 2017, fiscal 2016 and fiscal 2015, were approximately $135,779,000, or $1.56 per common share, $133,588,000, or $1.48 per common share and $130,290,000, or $1.40 per common share, respectively. In March 2018, we announced that our Board of Directors had authorized a 10% increase in our quarterly cash dividend, from $0.39 to $0.43 per common share, subject to capital availability.

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

Income taxes are calculated at an entity level and are not allocated to our reportable segments.

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
Fiscal 2017
Net revenues[1]	$ 2,778,457	$ 2,513,902	$ —	$ 5,292,359
Depreciation and amortization expense	28,977	90,625	63,475	183,077
Operating income (loss) [2,3]	599,491	224,608	(370,288)	453,811
Assets[4]	776,569	1,114,726	894,454	2,785,749
Capital expenditures	39,273	83,750	66,689	189,712
Fiscal 2016
Net revenues[1]	$ 2,633,602	$ 2,450,210	$ —	$ 5,083,812
Depreciation and amortization expense	31,135	86,228	55,832	173,195
Operating income (loss)[2]	606,286	231,929	(365,616)	472,599
Assets[4]	614,213	1,077,593	785,073	2,476,879
Capital expenditures	21,479	102,859	73,076	197,414
Fiscal 2015
Net revenues[1]	$ 2,522,580	$ 2,453,510	$ —	$ 4,976,090
Depreciation and amortization expense	32,056	83,027	52,677	167,760
Operating income (loss)	562,081	239,288	(312,735)	488,634
Assets[4]	625,951	1,049,892	741,584	2,417,427
Capital expenditures	22,293	102,717	77,925	202,935

[1]	Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $328.2 million, $321.2 million and $298.9 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
[2]	Includes approximately $8.6 million in fiscal 2017 and $14.4 million in fiscal 2016 for severance-related reorganization charges, primarily in our corporate functions, which is recorded in selling, general and administrative expenses within the unallocated segment.
[3]	Includes approximately $6.2 million in fiscal 2017 for costs related to the acquisition of Outward and its ongoing operations, which is primarily recorded in selling, general and administrative expenses.
[4]	Includes long-term assets related to our international operations of approximately $63.4 million, $59.2 million and $61.7 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Note L: Derivative Financial Instruments

We have retail and e-commerce businesses in Canada, Australia and the United Kingdom, and operations throughout Asia and Europe, which expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes. The assets or liabilities associated with the derivative financial instruments are measured at fair value and recorded in either other current or long-term assets or other current or long-term liabilities. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on whether the derivative financial instrument is designated as a hedge and qualifies for hedge accounting in accordance with the ASC 815, Derivatives and Hedging.

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our Canadian subsidiary. These hedges have terms of up to 18 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in selling, general and administrative expenses. Based on the rates in effect as of January 28, 2018, we expect to reclassify a net pre-tax loss of approximately $756,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts (to sell Australian dollars and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains or losses related to these contracts are recognized in selling, general and administrative expenses. As of January 28, 2018, and January 29, 2017, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	Jan. 28, 2018	Jan. 29, 2017
Contracts designated as cash flow hedges	$28,200	$19,550
Contracts not designated as cash flow hedges	$46,000	$46,000

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for fiscal 2017, fiscal 2016 and fiscal 2015.

The effect of derivative instruments in our Consolidated Financial Statements, pre-tax, was as follows:

In thousands	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net gain (loss) recognized in OCI	$(974)	$(1,243)	$1,454
Net gain (loss) reclassified from OCI to cost of goods sold	$(144)	$(147)	$1,605
Net foreign exchange gain (loss) recognized in selling, general and administrative expenses:
Instruments designated as cash flow hedges[1]	$88	$(4)	$(66)
Instruments not designated or de-designated	$(3,286)	$(3,569)	$2,838

[1]	Changes in fair value of the forward contract related to interest charges (or forward points).

The fair values of our derivative financial instruments are presented below according to their classification in our Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note M.

In thousands	Jan. 28, 2018	Jan. 29, 2017
Derivatives designated as cash flow hedges:
Other current assets	$—	$241
Other long-term assets	$—	$21
Other current liabilities	$(635)	$(230)
Other long-term liabilities	$(54)	$—
Derivatives not designated as hedging instruments:
Other current assets	$—	$111
Other current liabilities	$(299)	$—

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

Long-term Debt

As of January 28, 2018, the fair value of our long-term debt approximates its carrying value and is based on observable Level 2 inputs, primarily market interest rates for instruments with similar maturities.

Foreign Currency Derivatives and Hedging Instruments

We use the income approach to value our derivatives using observable Level 2 market data at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the assets and liabilities, which include interest rates and credit risk ratings. We use mid-market pricing as a practical expedient for fair value measurements. Key inputs for foreign currency derivatives are the spot rates, forward rates, interest rates and credit derivative market rates.

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

There were no transfers between Level 1, 2 or 3 categories during fiscal 2017 or fiscal 2016.

Note N: Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at February 1, 2015	$(3,522)	$974	$(2,548)
Foreign currency translation adjustments	(7,958)	—	(7,958)
Change in fair value of derivative financial instruments	—	1,074	1,074
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	(1,184)	(1,184)
Other comprehensive income (loss)	(7,958)	(110)	(8,068)
Balance at January 31, 2016	(11,480)	864	(10,616)
Foreign currency translation adjustments	1,523	—	1,523
Change in fair value of derivative financial instruments	—	(916)	(916)
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	106	106
Other comprehensive income (loss)	1,523	(810)	713
Balance at January 29, 2017	(9,957)	54	(9,903)
Foreign currency translation adjustments	3,730	—	3,730
Change in fair value of derivative financial instruments	—	(715)	(715)
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	106	106
Other comprehensive income (loss)	3,730	(609)	3,121
Balance at January 28, 2018	$(6,227)	$(555)	$(6,782)

[1]	Refer to Note L for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Consolidated Statements of Earnings.

Note O: Acquisition of Outward, Inc.

On December 1, 2017, we acquired Outward, Inc. (“Outward”), a 3-D imaging and augmented reality platform for the home furnishings and décor industry. Of the $112,000,000 contractual purchase price, approximately $80,864,000 was deemed to be purchase consideration, $26,690,000 is payable to former stockholders of Outward over a period of four years from the acquisition date, contingent upon their continued service during that time, and $4,446,000 primarily represents settlement of pre-existing obligations of Outward with third parties on the acquisition date. Certain key employees of Outward may also collectively earn up to an additional $20,000,000, contingent upon achievement of certain financial performance targets, and subject to their continued service over the performance period. Both of these contingent amounts will be recognized as post-combination compensation expense as they are earned.

The purchase consideration of $80,864,000 was allocated to identifiable assets acquired of $2,767,000, primarily property and equipment, and to liabilities assumed of $12,169,000, based on their estimated fair values on the acquisition date. The remaining consideration has been recorded within other long-term assets in our Consolidated Balance Sheet as of January 28, 2018. We are currently in the process of valuing intangible assets acquired, and expect to allocate the remaining consideration between goodwill and intangible assets upon completion. During the fourth quarter of fiscal 2017, we incurred third party acquisition-related costs of approximately $1,983,000, which have been recorded within selling, general and administrative expenses.

Outward is a wholly-owned subsidiary of Williams-Sonoma, Inc. Results of operations for Outward have been included in our Consolidated Financial Statements from the acquisition date. Pro forma results of Outward have not been presented as the results were not material to our Consolidated Financial Statements for all years presented, and would not have been material had the acquisition occurred at the beginning of fiscal 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Williams-Sonoma, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of January 28, 2018 and January 29, 2017, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2018 and January 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2018, in conformity with the accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 29, 2018

We have served as the Company’s auditor since 1980.

Quarterly Financial Information

(Unaudited)

In thousands, except per share amounts
Fiscal 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$1,111,507	$1,201,606	$1,299,336	$1,679,910	$5,292,359
Gross profit	395,760	422,711	467,067	646,173	1,931,711
Operating income[1,2]	62,474	81,584	110,813	198,940	453,811
Net earnings[3,4]	39,555	52,917	71,313	95,760	259,545
Basic earnings per share[5]	$ 0.45	$0.61	$0.84	$1.14	$3.03
Diluted earnings per share[5]	$ 0.45	$0.61	$0.84	$1.13	$3.02
Fiscal 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$1,097,817	$1,159,029	$1,245,385	$1,581,581	$5,083,812
Gross profit	392,517	410,539	458,223	622,031	1,883,310
Operating income[6]	63,525	83,276	109,979	215,819	472,599
Net earnings[7]	39,597	51,785	69,378	144,627	305,387
Basic earnings per share[5]	$ 0.44	$0.58	$0.78	$1.65	$3.45
Diluted earnings per share[5]	$ 0.44	$0.58	$0.78	$1.63	$3.41

[1]	Includes approximately $5.7 million in the first quarter and $2.9 million in the fourth quarter of fiscal 2017 for severance-related reorganization charges primarily in our corporate functions, which is recorded in selling, general and administrative expenses within the unallocated segment.
[2]	Includes approximately $6.2 million in the fourth quarter of fiscal 2017 for expenses related to the acquisition of Outward and its ongoing operations, which is primarily recorded in selling, general and administrative expenses.
[3]	Includes tax expense of approximately $1.4 million in the first quarter and a tax benefit of approximately $1.7 million in the fourth quarter of fiscal 2017 associated with the adoption of new accounting rules related to stock-based compensation.
[4]	Includes provisional tax expense of approximately $41.5 million in the fourth quarter of fiscal 2017 resulting from the enactment of the Tax Cuts and Jobs Act.
[5]	Due to differences between quarterly and full year weighted average share count calculations, and the effect of quarterly rounding to the nearest cent per share, full year earnings per share may not equal the sum of the quarters.
[6]	Includes approximately $13.2 million and $1.2 million in the first quarter and third quarter of fiscal 2016, respectively, for severance-related reorganization charges due to headcount reduction, primarily in our corporate functions, which is recorded in selling, general and administrative expenses within the unallocated segment.
[7]	Includes a benefit of approximately $7.7 million from a one-time favorable tax adjustment in the fourth quarter of fiscal 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of January 28, 2018, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 28, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of January 28, 2018, our internal control over financial reporting is effective.

Our independent registered public accounting firm audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the company’s internal control over financial reporting. Their audit report appears on pages 62 and 63 of this Annual Report on Form 10-K.

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

The following Consolidated Financial Statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 8:

(a)(2)	Financial Statement Schedules: Schedules have been omitted because they are not required, are not applicable, or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.

(a)(3)	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Form 10-K

(b)	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Form 10-K

(c)	Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

Exhibit Index

CERTIFICATE OF INCORPORATION AND BYLAWS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 2, 2017, File No. 001-14077)

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

FINANCING AGREEMENTS

10.1*	Seventh Amended and Restated Credit Agreement, dated January 8, 2018, between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent and the lenders party thereto

10.2	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Bank of America, N.A., dated as of August 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.3	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.4	Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.5

Third Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2016 as filed with the Commission on December 7, 2016, File No. 001-14077)

10.6	Fourth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2017 as filed with the Commission on December 6, 2017, File No. 001-14077)

10.7	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 30, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.8	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 29, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.9	Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 28, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.10

Third Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 26, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2016 as filed with the Commission on December 7, 2016, File No. 001-14077)

10.11	Fourth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2017 as filed with the Commission on December 6, 2017, File No. 001-14077)

10.12	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 30, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.13	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 29, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.14	Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 28, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.15

Third Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 26, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2016 as filed with the Commission on December 7, 2016, File No. 001-14077)

10.16	Fourth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 25, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2017 as filed with the Commission on December 6, 2017, File No. 001-14077)

STOCK PLANS

10.17+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit D to the Company’s definitive proxy statement on Schedule A as filed on April 7, 2011, File No. 001-14077)

10.18+	Form of Notice of Grant and Stock Option Agreement under the Company’s 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2004 as filed with the Commission on December 10, 2004, File No. 001-14077)

10.19+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Director Grants (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the Commission on April 3, 2008, File No. 001-14077)

10.20+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for Employee Grants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010, File No. 001-14077)

10.21+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Stock-Settled Stock Appreciation Right Award Agreement for CEO Grant (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.22+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2014 as filed with the Commission on June 12, 2014, File No. 001-14077)

10.23+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2014 as filed with the Commission on June 12, 2014, File No. 001-14077)

10.24+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Performance Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2014 as filed with the Commission on April 3, 2014, File No. 001-14077)

10.25+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Retention Restricted Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2017 as filed with the Commission on September 8, 2017, File No. 001-14077)

OTHER INCENTIVE PLANS

10.26+	Williams-Sonoma, Inc. 2001 Incentive Bonus Plan, as amended (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on April 6, 2012, File No. 001-14077)

10.27+	Williams-Sonoma, Inc. Pre-2005 Executive Deferral Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.28+	Williams-Sonoma, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2015 as filed with the Commission on April 2, 2015, File No. 001-14077)

10.29+	Williams-Sonoma, Inc. 401(k) Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 as filed with the Commission on March 31, 2016, File No. 001-14077)

PROPERTIES

10.30	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

10.31	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.32	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

10.33	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and SPI WS II, LLC (the successor-in-interest to Hewson/Desoto Partners, L.L.C.) as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

EMPLOYMENT AGREEMENTS

10.34+	Amended and Restated Employment Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.35+	Amended and Restated Management Retention Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.36+	Amended and Restated 2012 EVP Level Management Retention Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 as filed with the Commission on March 31, 2016, File No. 001-14077)

10.37+	Separation Agreement and General Release with Sandra Stangl dated March 14, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2017 as file with the Commission on June 2, 2017, File No. 001-14077)

OTHER AGREEMENTS

10.38+	Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 as filed with the Commission on September 9, 2011, File No. 001-14077)

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS-SONOMA, INC.

Date: March 29, 2018	By	/s/ LAURA ALBER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2018	/s/ ADRIAN BELLAMY
Adrian Bellamy
Chairman of the Board of Directors

Date: March 29, 2018	/s/ LAURA ALBER
Laura Alber
Chief Executive Officer
(principal executive officer)

Date: March 29, 2018	/s/ JULIE WHALEN
Julie Whalen
Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: March 29, 2018	/s/ ROSE MARIE BRAVO
Rose Marie Bravo
Director

Date: March 29, 2018	/s/ ANTHONY GREENER
Anthony Greener
Director

Date: March 29, 2018	/s/ ROBERT LORD
Robert Lord
Director

Date: March 29, 2018	/s/ GRACE PUMA
Grace Puma
Director

Date: March 29, 2018	/s/ CHRISTIANA SMITH SHI
Christiana Smith Shi
Director

Date: March 29, 2018	/s/ SABRINA SIMMONS
Sabrina Simmons
Director

Date: March 29, 2018	/s/ JERRY STRITZKE
Jerry Stritzke
Director

Date: March 29, 2018	/s/ FRITS VAN PAASSCHEN
Frits van Paasschen
Director