Form 10-Q
period 2018-04-29
WILLIAMS SONOMA INC
filed 2018-06-08
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2018.

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

As of May 27, 2018, 83,104,613 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 29, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended
In thousands, except per share amounts	April 29, 2018	April 30, 2017
E-commerce net revenues	$646,180	$580,510
Retail net revenues	556,820	530,997
Net revenues	1,203,000	1,111,507
Cost of goods sold	770,836	715,747
Gross profit	432,164	395,760
Selling, general and administrative expenses	365,614	333,286
Operating income	66,550	62,474
Interest (income) expense, net	1,201	(103)
Earnings before income taxes	65,349	62,577
Income taxes	20,181	23,022
Net earnings	$45,168	$39,555
Basic earnings per share	$0.54	$0.45
Diluted earnings per share	$0.54	$0.45
Shares used in calculation of earnings per share:
Basic	83,392	86,962
Diluted	84,174	87,710

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended
In thousands	April 29, 2018	April 30, 2017
Net earnings	$45,168	$39,555
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,145)	(1,566)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $68 and $237	1,123	655
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $(3) and $5	49	(16)
Comprehensive income	$45,195	$38,628

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts	April 29, 2018	January 28, 2018	April 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$290,244	$390,136	$93,975
Accounts receivable, net	102,630	90,119	63,982
Merchandise inventories, net	1,052,892	1,061,593	1,037,107
Prepaid catalog expenses	—	20,517	20,341
Prepaid expenses	56,333	62,204	64,739
Other current assets	21,118	11,876	10,901
Total current assets	1,523,217	1,636,445	1,291,045
Property and equipment, net	926,320	932,283	920,531
Deferred income taxes, net	58,842	67,306	124,977
Other long-term assets, net	148,526	149,715	54,624
Total assets	$2,656,905	$2,785,749	$2,391,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$393,025	$457,144	$397,442
Accrued expenses	99,823	134,207	87,184
Gift card and other deferred revenue	256,534	300,607	298,113
Borrowings under revolving line of credit	—	—	45,000
Income taxes payable	72,036	56,783	37,792
Other current liabilities	61,403	59,082	47,134
Total current liabilities	882,821	1,007,823	912,665
Deferred rent and lease incentives	204,599	202,134	195,201
Long-term debt	299,472	299,422	—
Other long-term liabilities	72,779	72,804	73,160
Total liabilities	1,459,671	1,582,183	1,181,026
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $.01 par value; 253,125 shares authorized; 83,222, 83,726 and 86,883 shares issued and outstanding at April 29, 2018, January 28, 2018 and April 30, 2017, respectively	833	837	869
Additional paid-in capital	564,685	562,814	549,281
Retained earnings	638,774	647,422	671,758
Accumulated other comprehensive loss	(6,755)	(6,782)	(10,830)
Treasury stock, at cost: 3, 11 and 13 shares as of April 29, 2018, January 28, 2018 and April 30, 2017, respectively	(303)	(725)	(927)
Total stockholders’ equity	1,197,234	1,203,566	1,210,151
Total liabilities and stockholders’ equity	$2,656,905	$2,785,749	$2,391,177

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
In thousands	April 29, 2018	April 30, 2017
Cash flows from operating activities:
Net earnings	$45,168	$39,555
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	47,873	44,950
Loss on disposal/impairment of assets	414	519
Amortization of deferred lease incentives	(6,724)	(6,477)
Deferred income taxes	(3,241)	(3,848)
Tax benefit related to stock-based awards	6,126	13,742
Stock-based compensation expense	12,889	9,817
Other	64	(76)
Changes in:
Accounts receivable	(9,556)	24,610
Merchandise inventories	2,388	(60,246)
Prepaid catalog expenses	—	(844)
Prepaid expenses and other assets	(4,399)	(11,069)
Accounts payable	(76,823)	(65,483)
Accrued expenses and other liabilities	(32,047)	(47,248)
Gift card and other deferred revenue	4,815	(4,648)
Deferred rent and lease incentives	10,004	5,806
Income taxes payable	13,818	14,564
Net cash provided by (used in) operating activities	10,769	(46,376)
Cash flows from investing activities:
Purchases of property and equipment	(34,029)	(32,153)
Other	120	5
Net cash used in investing activities	(33,909)	(32,148)
Cash flows from financing activities:
Repurchases of common stock	(37,713)	(38,350)
Payment of dividends	(34,081)	(34,189)
Tax withholdings related to stock-based awards	(7,438)	(13,780)
Borrowings under revolving line of credit	—	45,000
Net cash used in financing activities	(79,232)	(41,319)
Effect of exchange rates on cash and cash equivalents	2,480	105
Net decrease in cash and cash equivalents	(99,892)	(119,738)
Cash and cash equivalents at beginning of period	390,136	213,713
Cash and cash equivalents at end of period	$290,244	$93,975

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of April 29, 2018 and April 30, 2017, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of January 28, 2018, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018.

The results of operations for the thirteen weeks ended April 29, 2018 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018.

Reclassifications

Certain amounts reported in our Condensed Consolidated Balance Sheets as of January 28, 2018 and April 30, 2017 and our Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended April 30, 2017 have been reclassified in order to conform to the current period presentation. These reclassifications impacted prepaid catalog expenses, prepaid expenses, accounts payable, accrued expenses, gift card and other deferred revenue and other current liabilities. There was no change to total current assets, total current liabilities, or net cash used in operating activities as a result of these reclassifications.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. We adopted the ASU on a modified retrospective basis in the first quarter of fiscal 2018 and applied the guidance therein to all applicable contracts that were not complete as of the date of application. As a result, we recorded an increase to opening retained earnings as of January 29, 2018 of approximately $17,862,000, net of tax, for the cumulative effect adjustments of adopting the ASU. These adjustments primarily related to the acceleration in the timing of recognizing breakage income related to our unredeemed stored-value cards, the acceleration in the timing of revenue recognition for certain merchandise shipped to our customers, and prepaid catalog advertising costs, which were capitalized and amortized over their expected period of future benefit prior to adoption, and are now expensed as incurred. Prior period balances were not retrospectively adjusted as a result of adopting the ASU. See Note L for further discussion related to the impact of the adoption of the ASU on our Condensed Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. We adopted this ASU in the first quarter of fiscal 2018. The adoption did not have an impact on our financial condition, results of operations or cash flows.

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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other than Inventory. The amendments remove the prohibition against the recognition of current and deferred income tax effects of intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. We adopted this ASU in the first quarter of fiscal 2018. The adoption did not have a material impact on our financial condition, results of operations or cash flows.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018 and early adoption is permitted. We adopted this ASU in the first quarter of fiscal 2018. The adoption did not have an impact on our financial condition, results of operations or cash flows.

NOTE B. BORROWING ARRANGEMENTS

Credit Facility

We have a credit facility which provides for a $500,000,000 unsecured revolving line of credit (“revolver”) and a $300,000,000 unsecured term loan facility (“term loan”). The revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. The revolver matures on January 8, 2023, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may, prior to the first and second anniversaries of the closing date of the amendment of the credit facility, elect to extend the maturity date for an additional year, subject to lender approval.

During the first quarter of fiscal 2018, we had no borrowings under the revolver. During the first quarter of fiscal 2017, we had borrowings of $45,000,000 under the revolver (at a weighted average interest rate of 2.01%), all of which were outstanding as of April 30, 2017. Additionally, as of April 29, 2018, $12,772,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

As of April 29, 2018, we had $300,000,000 outstanding under our term loan (at a weighted average interest rate of 2.85%). The term loan matures on January 8, 2021, at which time all outstanding principal and any accrued interest must be repaid.

The interest rates under the credit facility are variable, and may be elected by us as: (i) the London Interbank Offer Rate (“LIBOR”) plus an applicable margin based on our leverage ratio ranging from 0.91% to 1.775% for a revolver borrowing, and 1.0% to 2.0% for the term loan; or (ii) a base rate as defined in the credit facility plus an applicable margin ranging from 0% to 0.775% for a revolver borrowing, and 0% to 1% for the term loan.

As of April 29, 2018, we are in compliance with our financial covenants under the credit facility and, based on current projections, we except to remain in compliance throughout the next 12 months.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000, each of which matures on August 25, 2018. The letter of credit facilities contain covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility plus an applicable margin based on our leverage ratio. As of April 29, 2018, an aggregate of $5,900,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 22, 2019.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 32,310,000 shares. As of April 29, 2018, there were approximately 3,032,000 shares available for future grant. Subsequently, on May 30, 2018, our stockholders approved an amendment and restatement of the Plan to increase the number of shares issuable by 4,260,000 shares. Awards may be granted under the Plan to our officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense

During the thirteen weeks ended April 29, 2018 and April 30, 2017, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $12,889,000 and $9,817,000, respectively.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the grant date and the conversion date for the number of shares converted.

The following table summarizes our stock-settled stock appreciation right activity during the thirteen weeks ended April 29, 2018:

Shares
Balance at January 28, 2018 (100% vested)	167,737
Granted	—
Converted into common stock	(125,787)
Cancelled	(1,290)
Balance at April 29, 2018 (100% vested)	40,660

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirteen weeks ended April 29, 2018:

Shares
Balance at January 28, 2018	2,358,137
Granted	1,306,744
Granted, with vesting subject to performance conditions	256,350
Released	(339,418)
Cancelled	(159,395)
Balance at April 29, 2018	3,422,418
Vested plus expected to vest at April 29, 2018	2,649,093

NOTE D. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding and common stock equivalents outstanding for the period. Common stock equivalents consist of shares subject to stock-based awards with exercise prices less than or equal to the average market price of our common stock for the period, to the extent their inclusion would be dilutive.

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended April 29, 2018
Basic	$45,168	83,392	$0.54
Effect of dilutive stock-based awards		782
Diluted	$45,168	84,174	$0.54
Thirteen weeks ended April 30, 2017
Basic	$39,555	86,962	$0.45
Effect of dilutive stock-based awards		748
Diluted	$39,555	87,710	$0.45

Stock-based awards of 29,997 and 215,595 were excluded from the computation of diluted earnings per share for the thirteen weeks ended April 29, 2018 and April 30, 2017, respectively, as their inclusion would be anti-dilutive.

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

Income taxes are calculated at an entity level and are not allocated to our reportable segments.

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
Thirteen weeks ended April 29, 2018
Net revenues[1]	$646,180	$556,820	$—	$1,203,000
Depreciation and amortization expense	9,346	22,999	15,528	47,873
Operating income (loss) [2]	142,805	22,061	(98,316)	66,550
Assets[3]	770,187	1,115,696	771,022	2,656,905
Capital expenditures	5,794	17,195	11,040	34,029
Thirteen weeks ended April 30, 2017
Net revenues[1]	$580,510	$530,997	$—	$1,111,507
Depreciation and amortization expense	6,967	22,342	15,641	44,950
Operating income (loss)[2]	132,004	21,714	(91,244)	62,474
Assets[3]	653,898	1,067,169	670,110	2,391,177
Capital expenditures	2,870	16,497	12,786	32,153
[1]	Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $79.4 million and $69.4 million for the thirteen weeks ended April 29, 2018 and April 30, 2017, respectively.
[2]	The thirteen weeks ended April 29, 2018 includes $6.9 million of expense related to our acquisition of Outward, Inc., (primarily acquisition-related compensation costs, the amortization of intangible assets acquired, and the operations of the Outward business), of which $5.5 million is recorded in the e-commerce segment and $1.4 million is recorded in the unallocated segment, as well as $1.7 million for employment-related expense in our corporate functions, which is recorded in selling, general and administrative expenses within the unallocated segment. The thirteen weeks ended April 30, 2017 includes $5.7 million of severance-related charges in our corporate functions, which is recorded in selling, general and administrative expenses within the unallocated segment.
[3]	Includes long-term assets related to our international operations of approximately $59.5 million and $57.9 million as of April 29, 2018 and April 30, 2017, respectively.

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

NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS

Stock Repurchase Program

In March 2018, we announced that our Board of Directors had authorized an increase in our current stock repurchase program to $500,000,000. During the thirteen weeks ended April 29, 2018, we repurchased 731,930 shares of our common stock at an average cost of $51.53 per share for a total cost of approximately $37,713,000. As of April 29, 2018 there was $481,406,000 remaining under our current stock repurchase program. In addition, as of April 29, 2018, we held treasury stock of $303,000 that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

During the thirteen weeks ended April 30, 2017, we repurchased 764,543 shares of our common stock at an average cost of $50.16 per share for a total cost of approximately $38,350,000. As of April 30, 2017, we held treasury stock of $927,000.

Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.

Dividends

We declared cash dividends of $0.43 and $0.39 per common share during the thirteen weeks ended April 29, 2018 and April 30, 2017, respectively. Our quarterly cash dividend may be limited or terminated at any time.

NOTE H. DERIVATIVE FINANCIAL INSTRUMENTS

We have retail and e-commerce businesses in Canada, Australia and the United Kingdom, and operations throughout Asia and Europe, which expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes. The assets or liabilities associated with these derivative financial instruments are measured at fair value and recorded in either other current or long-term assets or other current or long-term liabilities. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on whether the derivative financial instrument is designated as a hedge and qualifies for hedge accounting in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our Canadian subsidiary. These hedges have terms of up to 18 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in selling, general and administrative expenses. Based on the rates in effect as of April 29, 2018, we expect to reclassify a net pre-tax gain of approximately $486,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts (to sell Australian dollars and British pounds and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains or losses related to these contracts are recognized in selling, general and administrative expenses.

As of April 29, 2018 and April 30, 2017, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	April 29, 2018	April 30, 2017
Contracts designated as cash flow hedges	$28,500	$19,200
Contracts not designated as cash flow hedges	$52,276	$48,000

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen weeks ended April 29, 2018 and April 30, 2017.

The effect of derivative instruments in our Condensed Consolidated Financial Statements during the thirteen weeks ended April 29, 2018 and April 30, 2017, pre-tax, was as follows:

In thousands	April 29, 2018	April 30, 2017
Net gain (loss) recognized in OCI	$1,191	$892
Net gain (loss) reclassified from OCI to cost of goods sold	$(52)	$21
Net foreign exchange gain (loss) recognized in selling, general and administrative expenses:
Instruments designated as cash flow hedges [1]	$(17)	$8
Instruments not designated or de-designated	$2,760	$341
[1]	Changes in fair value of the forward contract related to interest charges (or forward points).

The fair values of our derivative financial instruments are presented below according to their classification in our Condensed Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	April 29, 2018	April 30, 2017
Derivatives designated as cash flow hedges:
Other current assets	$460	$925
Other long-term assets	$79	$52
Other current liabilities	$(51)	$—
Derivatives not designated as hedging instruments:
Other current assets	$36	$—
Other current liabilities	$—	$(83)

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

Long-term Debt

As of April 29, 2018, the fair value of our long-term debt approximates its carrying value and is based on observable Level 2 inputs, primarily market interest rates for instruments with similar maturities.

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

There were no transfers between Level 1, 2 or 3 categories during the thirteen weeks ended April 29, 2018 or April 30, 2017.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 28, 2018	$(6,227)	$(555)	$(6,782)
Foreign currency translation adjustments	(1,145)	—	(1,145)
Change in fair value of derivative financial instruments	—	1,123	1,123
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	49	49
Other comprehensive income (loss)	(1,145)	1,172	27
Balance at April 29, 2018	$(7,372)	$617	$(6,755)
Balance at January 29, 2017	$(9,957)	$54	$(9,903)
Foreign currency translation adjustments	(1,566)	—	(1,566)
Change in fair value of derivative financial instruments	—	655	655
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(16)	(16)
Other comprehensive income (loss)	(1,566)	639	(927)
Balance at April 30, 2017	$(11,523)	$693	$(10,830)

[1]	Refer to Note H for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Earnings.

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

The purchase consideration of $80,864,000 was allocated to identifiable assets acquired of $2,767,000, primarily property and equipment, and to liabilities assumed of $12,169,000, based on their estimated fair values on the acquisition date. The remaining consideration has been recorded within other long-term assets in our Condensed Consolidated Balance Sheet. We are currently in the process of valuing intangible assets acquired, and expect to allocate the remaining consideration between goodwill and intangible assets upon completion.

Outward is a wholly-owned subsidiary of Williams-Sonoma, Inc. Results of operations for Outward have been included in our Condensed Consolidated Financial Statements from the acquisition date. Pro forma results of Outward have not been presented as the results were not material to our Condensed Consolidated Financial Statements for all years presented, and would not have been material had the acquisition occurred at the beginning of fiscal 2017.

NOTE L. REVENUE

The majority of our revenues are generated from sales of merchandise to our customers, either in our retail stores or through our e-commerce channel (websites or direct-mail catalogs) and include shipping fees received from customers for delivery of merchandise to their homes. The remainder of our revenues are primarily generated from sales to our franchisees and other wholesale transactions, breakage income related to stored-value cards, and incentives received from credit card issuers in connection with our private label and co-branded credit cards.

We recognize revenue as control of promised goods or services are transferred to our customers. We record a liability at each period end where we have an obligation to transfer goods or services for which we have received consideration or have a right to consideration.

We exclude from revenue any taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-generating activities. Our payment terms are primarily at the point of sale for merchandise sales and for most services.

See Note E, for disaggregation of our net revenues by reportable segment.

Merchandise Sales

Revenues from the sale of our merchandise through our e-commerce channel, at our retail stores, as well as to our franchisees and wholesale customers are recognized at a point in time when control of merchandise is transferred to the customer. Merchandise can either be picked up in our stores, or delivered to the customer. For merchandise picked up in the store, control is transferred at the time of the sale to the end customer. For merchandise delivered to the customer, control is transferred when either delivery has been completed, or we have a present right to payment which, for certain merchandise, occurs upon conveyance of the merchandise to the carrier for delivery. We have elected to account for shipping and handling as fulfillment activities, and not a separate performance obligation.

Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of April 29, 2018, we recorded a liability for expected sales returns of approximately $25,158,000 within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $9,395,000 within other current assets in our Condensed Consolidated Balance Sheet.

Stored-value Cards

We issue stored-value cards that may be redeemed on future merchandise purchases at our stores or through our e-commerce channel. Our stored-value cards have no expiration dates. Revenue from stored-value cards is recognized at a point in time upon redemption of the card and as control of the merchandise is transferred to the customer. Revenue from estimated unredeemed stored-value cards (breakage) is recognized in a manner consistent with our historical redemption patterns over the estimated period of redemption of our cards of approximately 4 years, the majority of which is recognized within one year of the card issuance. Breakage revenue is not material to our Condensed Consolidated Financial Statements.

Credit Card Incentives

We enter into agreements with credit card issuers in connection with our private label and co-branded credit cards whereby we receive cash incentives in exchange for promised services, such as licensing our brand names and marketing the credit card program to end customers. Services promised under these agreements are interrelated and are thus considered a single performance obligation. Revenue is recognized over time as we transfer promised services throughout the contract term.

We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our stored-value cards, merchandise sales, and incentives received from credit card issuers. Deferred revenue related to these transactions was $280,557,000 as of January 28, 2018. Of this balance, $133,883,000 was recognized as revenue during the first quarter of fiscal 2018 and $49,494,000 was recorded to retained earnings due to the adoption of ASU 2014-09. As of April 29, 2018, deferred revenue related to these transactions was $235,046,000. We expect the majority of this balance to be recognized as revenue during fiscal 2018.

Customer Loyalty Programs

We have customer loyalty programs which allow members to earn points for each qualifying purchase. Points earned enable members to receive certificates that may be redeemed on future merchandise purchases at our stores or through our e-commerce channel. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The allocated consideration for the points earned by our loyalty program members is deferred based on the standalone selling price of the points and recorded within gift card and other deferred revenue within our Condensed Consolidated Balance Sheet. The measurement of standalone selling prices takes into consideration the discount the customer would receive in a separate transaction for the delivered item, as well as our estimate of certificates expected to be redeemed, based on historical redemption patterns. This measurement is applied to our portfolio of performance obligations for points earned, as all obligations have similar economic characteristics. We believe the impact to our Condensed Consolidated Financial Statements would not be materially different if this measurement was applied to each individual performance obligation. Revenue is recognized for these performance obligations at a point in time when certificates are redeemed by the customer. These obligations relate to contracts with terms less than one year, as our certificates generally expire within 6 months from issuance.

Adoption of ASU 2014-09

The adoption of ASU 2014-09 most significantly impacted our Condensed Consolidated Financial Statements as follows:

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

The following summarizes the impact of adopting ASU 2014-09 on our Condensed Consolidated Balance Sheet as of April 29, 2018 and our Condensed Consolidated Statement of Earnings for the first quarter of fiscal 2018. The adoption of ASU 2014-09 had no impact to net cash provided by (or used in) operating, financing, or investing activities reported in our Condensed Consolidated Statement of Cash Flows for the first quarter of fiscal 2018.

	As of April 29, 2018
In thousands	As Reported	ASU 2014-09 Adjustment	As Adjusted
ASSETS
Accounts receivable	$102,630	$(3,056)	$99,574
Merchandise inventories, net	1,052,892	6,385	1,059,277
Prepaid catalog expenses	—	22,258	22,258
Prepaid expenses	56,333	663	56,996
Other current assets	21,118	(9,395)	11,723
Deferred income taxes, net	58,842	5,178	64,020
Total assets	$2,656,905	$22,034	$2,678,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$393,025	$(2,165)	$390,860
Gift card and other deferred revenue	256,534	63,824	320,358
Income taxes payable	72,036	(3,253)	68,783
Other current liabilities	61,403	(14,757)	46,646
Other long-term liabilities	72,779	874	73,653
Retained earnings	638,774	(22,489)	616,285
Total liabilities and stockholders’ equity	$2,656,905	$22,034	$2,678,939

	Thirteen Weeks Ended April 29, 2018
In thousands	As Reported	ASU 2014-09 Adjustment	As Adjusted
Net revenues	$1,203,000	$(25,101)	$1,177,899
Cost of goods sold	770,836	(6,144)	764,692
Gross profit	432,164	(18,957)	413,207
Selling, general and administrative expenses	365,614	(12,262)	353,352
Operating income	$66,550	$(6,695)	$59,855

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our strategic initiatives; our merchandise strategies; our growth strategies for our brands; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our compliance with the financial covenants contained in our credit facilities; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended January 28, 2018, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct-mail catalogs and 627 stores. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico and South Korea, as well as e-commerce websites in certain locations. In 2017, we acquired Outward, Inc., a 3-D imaging and augmented reality platform for the home furnishings and décor industry. Headquartered in San Jose, California, Outward’s technology enables applications in product visualization, digital room design and augmented and virtual reality.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended April 29, 2018 (“first quarter of fiscal 2018”), as compared to the thirteen weeks ended April 30, 2017 (“first quarter of fiscal 2017”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

First Quarter of Fiscal 2018 Financial Results

Net revenues in the first quarter of fiscal 2018 increased by $91,493,000, or 8.2%, compared to the first quarter of fiscal 2017, with comparable brand revenue growth of 5.5%. The increase in net revenues was driven by an 11.3% increase in our e-commerce net revenues (primarily driven by West Elm, Pottery Barn, Pottery Barn Kids and Teen and Williams Sonoma), with growth across all brands, and a 4.9% increase in retail net revenues (primarily driven by Pottery Barn and West Elm), with particular strength in furniture. Total net revenue growth for the first quarter of fiscal 2018 also included a 14.4% increase in international revenues primarily related to our company-owned international operations, as well as the favorable impact of the adoption of ASU 2014-09 (see Note L to our Condensed Consolidated Financial Statements).

In the first quarter of fiscal 2018, we made progress on our four strategic priorities of digital leadership, product innovation, retail transformation and operational excellence. In digital leadership, we are enhancing the e-commerce experience through two key differentiators: content and convenience. We are updating our shop path across all brands with more accurate and compelling content, and we introduced online self-service scheduling capability for in-home delivery. In digital advertising, we are continuing our transition from catalog mailings to higher impact digital channels as we further refine our marketing mix to drive short-term return on investment and long-term gains in customer growth. In product innovation, we continued to expand our core offerings with newness and aesthetic diversification, while growing brand concepts to new and focused customer categories in collaborations and partnerships.    In our retail transformation, during the first quarter of fiscal 2018, both our retail revenue and comp growth accelerated from last year, which speaks to our efforts to enhance the retail experience. And we are making progress in reducing unproductive store footprints, while at the same time, investing in high-impact store remodels and relocations. We remain committed to operational excellence to further improve customer service and reduce costs. To reduce inventory levels, as well as back orders, aged inventory, and out-of-market shipping costs, we are working with our overseas vendors for more in-time inventory and frequent flow. We have also implemented a new inventory planning software, which should improve our inventory position in each of our regional distribution facilities.

And in our global business, we saw double-digit revenue growth in our company-owned operations in Australia, the United Kingdom and Canada, with our e-commerce business being particularly strong in the quarter. In addition, our existing franchise partners added another eight retail locations in the first quarter.

In the first quarter of fiscal 2018, diluted earnings per share was $0.54 (which included a $0.06 impact related to Outward, Inc., a $0.04 impact associated with tax expense from U.S. Tax Reform and a $0.03 impact related to other discrete items) versus $0.45 in the first quarter of fiscal 2017, (which included severance-related reorganization charges of $0.04 and an unfavorable tax impact from the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, of $0.02). Our first quarter of fiscal 2018 results also included the impact from the adoption of the new revenue standard, ASU 2014-09. We also returned $71,794,000 to our stockholders through stock repurchases and dividends.

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

	Thirteen Weeks Ended
In thousands	April 29, 2018	% Total	April 30, 2017	% Total
E-commerce net revenues	$646,180	53.7%	$580,510	52.2%
Retail net revenues	556,820	46.3%	530,997	47.8%
Net revenues	$1,203,000	100.0%	$1,111,507	100.0%

Net revenues in the first quarter of fiscal 2018 increased by $91,493,000, or 8.2%, compared to the first quarter of fiscal 2017, with comparable brand revenue growth of 5.5%. The increase in net revenues was driven by an 11.3% increase in our e-commerce net revenues (primarily driven by West Elm, Pottery Barn, Pottery Barn Kids and Teen and Williams Sonoma), with growth across all brands, and a 4.9% increase in retail net revenues (primarily driven by Pottery Barn and West Elm), with particular strength in furniture. Total net revenue growth for the first quarter of fiscal 2018 also included a 14.4% increase in international revenues primarily related to our company-owned international operations, as well as the favorable impact of the adoption of ASU 2014-09.

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

	Thirteen Weeks Ended
Comparable brand revenue growth (decline)	April 29, 2018	April 30, 2017
Pottery Barn	2.7%	(1.4%)
West Elm	9.0%	6.0%
Williams Sonoma	5.6%	3.2%
Pottery Barn Kids and Teen[1]	5.3%	(8.0%)
Total	5.5%[2]	0.1%
[1]	Starting in the first quarter of fiscal 2018 the performance of the Pottery Barn Kids and PBteen brands are being reported on a combined basis as Pottery Barn Kids and Teen. For reference, the comparable brand revenue growth for Pottery Barn Kids and PBteen were 4.3% and 8.2%, respectively, for the first quarter of fiscal 2018 and (5.7%) and (14.3%), respectively, for the first quarter of fiscal 2017.
[2]	Includes approximately 30 basis points of comparable brand revenue growth due to the impact of adopting ASU 2014-09 during the first quarter of fiscal 2018.

STORE DATA

	Store Count					Average Leased Square Footage Per Store
	January 28, 2018	Openings	Closings	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Williams Sonoma	228	—	(4)	224	233	6,800	6,600
Pottery Barn	203	1	(1)	203	199	13,900	13,800
West Elm	106	2	—	108	99	13,000	13,300
Pottery Barn Kids	86	—	(2)	84	89	7,400	7,400
Rejuvenation	8	—	—	8	8	8,800	8,800
Total	631	3	(7)	627	628	10,300	10,100
Store selling square footage at period-end						4,015,000	3,942,000
Store leased square footage at period-end						6,441,000	6,341,000

COST OF GOODS SOLD

	Thirteen Weeks Ended
In thousands	April 29, 2018	% Net Revenues	April 30, 2017	% Net Revenues
Cost of goods sold[1]	$770,836	64.1%	$715,747	64.4%
[1]	Includes occupancy expenses of $173,485,000 and $167,493,000 for the first quarter of fiscal 2018 and the first quarter of fiscal 2017, respectively.

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

First Quarter of Fiscal 2018 vs. First Quarter of Fiscal 2017

Cost of goods sold increased by $55,089,000, or 7.7%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Cost of goods sold as a percentage of net revenues decreased to 64.1% in the first quarter of fiscal 2018 from 64.4% in the first quarter of fiscal 2017. This decrease was primarily driven by the impact from the adoption of ASU 2014-09 in the first quarter of fiscal 2018 as well as the leverage of occupancy costs and reduced fulfillment related costs in our supply chain. This decrease was partially offset by lower merchandise margins and higher shipping costs.

In the e-commerce channel, cost of goods sold as a percentage of net revenues remained relatively flat in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily driven by reduced fulfillment related costs in our supply chain, the impact from the adoption of ASU 2014-09 and the leverage of occupancy costs, offset by lower merchandise margins.

In the retail channel, cost of goods sold as a percentage of net revenues increased in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily driven by lower selling margins, partially offset by the impact from the adoption of ASU 2014-09 and the leverage of occupancy costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended
In thousands	April 29, 2018	% Net Revenues	April 30, 2017	% Net Revenues
Selling, general and administrative expenses	$365,614	30.4%	$333,286	30.0%

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

First Quarter of Fiscal 2018 vs. First Quarter of Fiscal 2017

Selling, general and administrative expenses increased by $32,328,000, or 9.7%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Selling, general and administrative expenses as a percentage of net revenues increased to 30.4% in the first quarter of fiscal 2018 from 30.0% in the first quarter of fiscal 2017. This increase as a percentage of net revenues was primarily driven by the reclassification of other income from selling, general and administrative expenses into net revenues due to the adoption of ASU 2014-09 in the first quarter of fiscal 2018, as well as the impact from our acquisition of Outward, Inc. in the fourth quarter of fiscal 2017, partially offset by the leverage of advertising costs and employment costs.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily driven by the impact from the adoption of ASU 2014-09, partially offset by the leverage of advertising costs.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues remained relatively flat in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily driven by the leverage of employment costs, offset by the impact from the adoption of ASU 2014-09.

INCOME TAXES

Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017 provides us with up to one year to finalize our measurement of the income tax effects of the U.S. Tax Reform on our fiscal year ended January 28, 2018. As of January 28, 2018, we had made reasonable estimates of the transition tax under Internal Revenue Code section 965. As a result of the issuance of IRS Notice 2018-26, we recorded a measurement period adjustment in the first quarter of fiscal 2018 to increase the transition tax by approximately $2,871,000. We did not record any other measurement period adjustments to our provisional amounts during the first quarter of fiscal 2018.

The effective tax rate was 30.9% for the first quarter of fiscal 2018, and 36.8% for the first quarter of fiscal 2017. The change in the effective rate was primarily due to the reduction of the U.S. corporate income tax rate from 35% to 21%, partially offset by the adjustment of the provisional transition tax under SAB 118.

In fiscal 2018, we are subject to several provisions of U.S. Tax Reform including a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and a deduction for foreign-derived intangible income (“FDII”). The impact of these provisions was immaterial for the first quarter of fiscal 2018.

A company can elect an accounting policy to account for GILTI as either a periodic expense when the tax arises or as part of deferred taxes related to the investment in the subsidiary. We are currently in the process of analyzing this provision and, as a result, are not yet able to reasonably estimate its effect. Therefore, we have not yet made a policy election regarding the accounting for GILTI. The ultimate impact of U.S. Tax Reform may differ from our provisional amounts due to changes in interpretations and assumptions and/or additional regulatory guidance that may be issued. We expect to revise our U.S. Tax Reform impact estimates as we refine our analysis of the new rules and as new guidance is issued. We expect to finalize accounting for the impact of U.S. Tax Reform once our 2017 U.S. corporate income tax return is filed in the fourth quarter of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of April 29, 2018, we held $290,244,000 in cash and cash equivalents, the majority of which was held in interest bearing demand deposit accounts and money market funds, and of which $87,684,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

In fiscal 2018, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, property and equipment purchases, stock repurchases and dividend payments. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“revolver”) under our credit facility. The revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. During the first quarter of fiscal 2018, we had no borrowings under the revolver. During the first quarter of fiscal 2017, we borrowed $45,000,000 under the revolver, all of which was outstanding as of April 30, 2017. As of April 29, 2018, we had $300,000,000 outstanding under our term loan. The term loan matures on January 8, 2021, at which point all outstanding principal and any accrued interest must be repaid. Additionally, as of April 29, 2018, a total of $12,772,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

As of April 29, 2018, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which $5,900,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title.

We are currently in compliance with all of our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For the first quarter of fiscal 2018, net cash provided by operating activities was $10,769,000 compared to net cash used in operating activities of $46,376,000 for the first quarter of fiscal 2017. For the first quarter of fiscal 2018, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, partially offset by a decrease in accounts payable and accrued expenses. Net cash provided by operating activities increased in the first quarter of fiscal 2018 compared to net cash used in operating activities in the first quarter of fiscal 2017 primarily due to a year-over-year reduction in merchandise inventory purchases, partially offset by an increase in accounts receivable.

Cash Flows from Investing Activities

For the first quarter of fiscal 2018, net cash used in investing activities was $33,909,000 compared to $32,148,000 for the first quarter of fiscal 2017, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities increased compared to the first quarter of fiscal 2017 primarily due to an increase in purchases of property and equipment.

Cash Flows from Financing Activities

For the first quarter of fiscal 2018, net cash used in financing activities was $79,232,000 compared to $41,319,000 for the first quarter of fiscal 2017. For the first quarter of fiscal 2018, net cash used in financing activities was primarily attributable to repurchases of common stock and the payment of dividends. The decrease in cash flows from financing activities in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily attributable to borrowings under our revolver during the first quarter of fiscal 2017 which did not recur in the first quarter of fiscal 2018.

Stock Repurchase Program and Dividends

See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the first quarter of fiscal 2018, other than those discussed in Note L to our Condensed Consolidated Financial Statements, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended January 28, 2018.

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

Interest Rate Risk

Our revolver and our term loan each have a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the first quarter of fiscal 2018, we had no borrowings under our revolver. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instruments would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of April 29, 2018, our investments, made primarily in interest bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 1% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during the first quarter of fiscal 2018 or the first quarter of fiscal 2017. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail and e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the first quarter of fiscal 2018 or the first quarter of fiscal 2017, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of April 29, 2018, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2018 for a description of the risks and uncertainties associated with our business. There were no material changes to such risk factors in the current quarterly reporting period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of April 29, 2018 with respect to shares of common stock we repurchased during the first quarter of fiscal 2018 under our $500,000,000 stock repurchase program. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program[1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 29, 2018 – February 25, 2018	217,400	$52.23	217,400	$203,045,000
February 26, 2018 – March 25, 2018	226,293	$52.85	226,293	$495,806,000
March 26, 2018 – April 29, 2018	288,237	$49.96	288,237	$481,406,000
Total	731,930	$51.53	731,930	$481,406,000
[1]	Excludes shares withheld for employee taxes upon vesting of stock-based awards.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1+*	Williams-Sonoma, Inc. Amended and Restated Executive Deferred Compensation Plan
10.2*	Second Amendment, dated March 1, 2018, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998, as amended September 1, 1999
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie Whalen
Julie Whalen
Duly Authorized Officer and Chief Financial Officer

Date: June 8, 2018