Form 10-Q
period 2018-07-29
WILLIAMS SONOMA INC
filed 2018-09-07
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2018.

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

As of August 26, 2018, 80,554,866 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 29, 2018

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In thousands, except per share amounts	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
E-commerce net revenues	$686,942	$630,793	$1,333,122	$1,211,303
Retail net revenues	588,232	570,813	1,145,052	1,101,810
Net revenues	1,275,174	1,201,606	2,478,174	2,313,113
Cost of goods sold	811,232	778,895	1,582,068	1,494,642
Gross profit	463,942	422,711	896,106	818,471
Selling, general and administrative expenses	389,776	341,127	755,390	674,413
Operating income	74,166	81,584	140,716	144,058
Interest (income) expense, net	1,584	483	2,785	380
Earnings before income taxes	72,582	81,101	137,931	143,678
Income taxes	20,869	28,184	41,050	51,206
Net earnings	$51,713	$52,917	$96,881	$92,472
Basic earnings per share	$0.63	$0.61	$1.17	$1.07
Diluted earnings per share	$0.62	$0.61	$1.16	$1.06
Shares used in calculation of earnings per share:
Basic	82,342	86,429	82,867	86,696
Diluted	83,167	86,848	83,519	87,238

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In thousands	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net earnings	$51,713	$52,917	$96,881	$92,472
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,993)	3,390	(4,138)	1,824
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $333, $(422), $401 and $(185)	6	(1,166)	1,129	(511)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $(21), $(2), $(24) and $3	—	7	49	(9)
Comprehensive income	$48,726	$55,148	$93,921	$93,776

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts	July 29, 2018	January 28, 2018	July 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$174,580	$390,136	$103,109
Accounts receivable, net	106,322	90,119	78,735
Merchandise inventories, net	1,099,888	1,061,593	1,072,976
Prepaid catalog expenses	—	20,517	20,881
Prepaid expenses	74,811	62,204	76,611
Other current assets	21,891	11,876	12,066
Total current assets	1,477,492	1,636,445	1,364,378
Property and equipment, net	919,689	932,283	929,331
Deferred income taxes, net	60,960	67,306	130,212
Goodwill	85,673	18,838	18,773
Other long-term assets, net	64,163	130,877	37,166
Total assets	$2,607,977	$2,785,749	$2,479,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$466,903	$457,144	$427,474
Accrued expenses	112,381	134,207	97,965
Gift card and other deferred revenue	263,546	300,607	294,694
Borrowings under revolving line of credit	—	—	115,000
Income taxes payable	35,529	56,783	35,582
Other current liabilities	69,589	59,082	49,355
Total current liabilities	947,948	1,007,823	1,020,070
Deferred rent and lease incentives	207,190	202,134	196,982
Long-term debt	299,521	299,422	—
Other long-term obligations	72,330	72,804	74,284
Total liabilities	1,526,989	1,582,183	1,291,336
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $.01 par value; 253,125 shares authorized; 80,988, 83,726 and 85,754 shares issued and outstanding at July 29, 2018, January 28, 2018 and July 30, 2017, respectively	810	837	858
Additional paid-in capital	561,810	562,814	556,702
Retained earnings	528,368	647,422	640,368
Accumulated other comprehensive loss	(9,742)	(6,782)	(8,599)
Treasury stock, at cost: 2, 11 and 12 shares as of July 29, 2018, January 28, 2018 and July 30, 2017, respectively	(258)	(725)	(805)
Total stockholders’ equity	1,080,988	1,203,566	1,188,524
Total liabilities and stockholders’ equity	$2,607,977	$2,785,749	$2,479,860

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
In thousands	July 29, 2018	July 30, 2017
Cash flows from operating activities:
Net earnings	$96,881	$92,472
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	93,809	90,048
Loss on disposal/impairment of assets	4,466	845
Amortization of deferred lease incentives	(13,210)	(12,680)
Deferred income taxes	(4,415)	(8,937)
Tax benefit related to stock-based awards	9,711	14,511
Stock-based compensation expense	26,526	22,829
Other	166	102
Changes in:
Accounts receivable	(13,567)	10,658
Merchandise inventories	(45,159)	(92,711)
Prepaid catalog expenses	—	(1,384)
Prepaid expenses and other assets	(29,217)	(25,739)
Accounts payable	(1,735)	(36,917)
Accrued expenses and other liabilities	(12,209)	(34,453)
Gift card and other deferred revenue	11,927	(8,553)
Deferred rent and lease incentives	18,861	12,635
Income taxes payable	(22,712)	12,409
Net cash provided by operating activities	120,123	35,135
Cash flows from investing activities:
Purchases of property and equipment	(80,021)	(82,727)
Other	513	44
Net cash used in investing activities	(79,508)	(82,683)
Cash flows from financing activities:
Repurchases of common stock	(174,818)	(93,361)
Payment of dividends	(70,331)	(68,197)
Tax withholdings related to stock-based awards	(12,335)	(14,117)
Borrowings under revolving line of credit	—	115,000
Net cash used in financing activities	(257,484)	(60,675)
Effect of exchange rates on cash and cash equivalents	1,313	(2,381)
Net decrease in cash and cash equivalents	(215,556)	(110,604)
Cash and cash equivalents at beginning of period	390,136	213,713
Cash and cash equivalents at end of period	$174,580	$103,109

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of July 29, 2018 and July 30, 2017, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks then ended, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of January 28, 2018, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018.

The results of operations for the thirteen and twenty-six weeks ended July 29, 2018 are not necessarily indicative of the operating results of the full year.

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

Reclassifications

Certain amounts reported in our Condensed Consolidated Balance Sheets as of January 28, 2018 and July 30, 2017 and our Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended July 30, 2017 have been reclassified in order to conform to the current period presentation. These reclassifications impacted prepaid catalog expenses, prepaid expenses, goodwill, other long-term assets, accounts payable, accrued expenses, gift card and other deferred revenue and other current liabilities. There was no change to total current assets, total assets, total current liabilities, or cash flows as a result of these reclassifications.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than short-term leases). This ASU, as amended, is effective for us beginning in the first quarter of fiscal 2019. We plan to apply the provisions of this ASU at the adoption date, instead of to the earliest comparative period presented in the financial statements, with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently assessing the impact of this ASU on our Consolidated Financial Statements, but expect that it will result in a substantial increase in our long-term assets and liabilities, however, we do not expect it to materially impact our Consolidated Statement of Earnings.

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

During the second quarter and for year-to-date fiscal 2018, we had no borrowings under the revolver. During the second quarter and year-to-date fiscal 2017, we had borrowings of $70,000,000 and $115,000,000, respectively, under the revolver both at a weighted average interest rate of 2.24%. Additionally, as of July 29, 2018, $13,574,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

As of July 29, 2018, we had $300,000,000 outstanding under our term loan (at a weighted average interest rate of 3.00%). The term loan matures on January 8, 2021, at which time all outstanding principal and any accrued interest must be repaid.

The interest rates under the credit facility are variable, and may be elected by us as: (i) the London Interbank Offer Rate plus an applicable margin based on our leverage ratio ranging from 0.91% to 1.775% for revolver borrowings, and 1.0% to 2.0% for the term loan; or (ii) a base rate as defined in the credit facility plus an applicable margin ranging from 0% to 0.775% for revolver borrowings, and 0% to 1.0% for the term loan.

As of July 29, 2018, we are in compliance with our financial covenants under the credit facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000. On August 24, 2018, we renewed all three of our letter of credit facilities for an aggregate of $70,000,000 and extended each of these facilities’ maturity dates until August 24, 2019. The letter of credit facilities contain covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility plus an applicable margin based on our leverage ratio. As of July 29, 2018, an aggregate of $6,049,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 21, 2020.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 36,570,000 shares. As of July 29, 2018, there were approximately 7,404,000 shares available for future grant. Awards may be granted under the Plan to our officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense

During the thirteen and twenty-six weeks ended July 29, 2018, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $13,637,000 and $26,526,000, respectively. During the thirteen and twenty-six weeks ended July 30, 2017, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $13,012,000 and $22,829,000, respectively.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the grant date and the conversion date for the number of shares converted.

The following table summarizes our stock-settled stock appreciation right activity during the twenty-six weeks ended July 29, 2018:

Shares
Balance at January 28, 2018 (100% vested)	167,737
Granted	—
Converted into common stock	(134,837)
Cancelled	(1,290)
Balance at July 29, 2018 (100% vested)	31,610

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the twenty-six weeks ended July 29, 2018:

Shares
Balance at January 28, 2018	2,358,137
Granted	1,357,106
Granted, with vesting subject to performance conditions	256,350
Released	(607,682)
Cancelled	(264,735)
Balance at July 29, 2018	3,099,176
Vested plus expected to vest at July 29, 2018	2,393,642

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended July 29, 2018
Basic	$51,713	82,342	$0.63
Effect of dilutive stock-based awards		825
Diluted	$51,713	83,167	$0.62
Thirteen weeks ended July 30, 2017
Basic	$52,917	86,429	$0.61
Effect of dilutive stock-based awards		419
Diluted	$52,917	86,848	$0.61
Twenty-six weeks ended July 29, 2018
Basic	$96,881	82,867	$1.17
Effect of dilutive stock-based awards		652
Diluted	$96,881	83,519	$1.16
Twenty-six weeks ended July 30, 2017
Basic	$92,472	86,696	$1.07
Effect of dilutive stock-based awards		542
Diluted	$92,472	87,238	$1.06

Stock-based awards of 17,179 and 15,986 were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 29, 2018 as their inclusion would be anti-dilutive. Stock-based awards of 1,638,306 and 1,048,547 were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 30, 2017, respectively, as their inclusion would be anti-dilutive.

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

These reportable segments are strategic business units that offer similar products for the home. They are managed separately because the business units utilize two distinct distribution and marketing strategies. Based on management’s best estimate, our operating segments include allocations of certain expenses, including advertising and employment costs, to the extent they have been determined to benefit both channels. These operating segments are aggregated at the channel level for reporting purposes since our brands are interdependent for economies of scale and we do not maintain fully allocated income statements at the brand level. As a result, material financial decisions related to the brands are made at the channel level. Furthermore, it is not practicable for us to report revenue by product group.

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

Income taxes are calculated at an entity level and are not allocated to our reportable segments.

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
Thirteen weeks ended July 29, 2018
Net revenues[1]	$686,942	$588,232	$—	$1,275,174
Depreciation and amortization expense	7,651	22,494	15,791	45,936
Operating income (loss)[2]	137,236	33,922	(96,992)	74,166
Capital expenditures	8,958	18,495	18,539	45,992
Thirteen weeks ended July 30, 2017
Net revenues[1]	$630,793	$570,813	$—	$1,201,606
Depreciation and amortization expense	6,788	22,385	15,925	45,098
Operating income (loss)[2]	135,139	34,592	(88,147)	81,584
Capital expenditures	8,119	23,288	19,167	50,574
Twenty-six weeks ended July 29, 2018
Net revenues[1]	$1,333,122	$1,145,052	$—	$2,478,174
Depreciation and amortization expense	16,997	45,493	31,319	93,809
Operating income (loss)[2]	280,041	55,983	(195,308)	140,716
Assets[3]	801,253	1,116,904	689,820	2,607,977
Capital expenditures	14,752	35,690	29,579	80,021
Twenty-six weeks ended July 30, 2017
Net revenues[1]	$1,211,303	$1,101,810	$—	$2,313,113
Depreciation and amortization expense	13,755	44,727	31,566	90,048
Operating income (loss)[2]	267,143	56,306	(179,391)	144,058
Assets[3]	672,522	1,129,925	677,413	2,479,860
Capital expenditures	10,989	39,785	31,953	82,727
[1]

Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $80.7 million and $80.6 million for the thirteen weeks ended July 29, 2018 and July 30, 2017, respectively, and $160.1 million and $150.0 million for the twenty-six weeks ended July 29, 2018 and July 30, 2017, respectively.

[2]

The thirteen and twenty-six weeks ended July 29, 2018 includes: $5.3 million of expense related to impairment and early lease termination charges which is primarily recorded in the retail segment, $5.0 million and $11.9 million of expense, respectively, related to our acquisition of Outward, Inc., (primarily acquisition-related compensation costs, the amortization of intangible assets acquired, and the operations of the Outward business), of which $3.6 million and $9.1 million, respectively, is recorded in the e-commerce segment and $1.4 million and $2.8 million, respectively, is recorded in the unallocated segment, as well as $1.9 million and $3.6 million, respectively, of employment-related expense in our corporate functions, which is recorded within the unallocated segment. The twenty-six weeks ended July 30, 2017 includes $5.7 million of severance-related charges in our corporate functions, which is recorded within the unallocated segment.

[3]	Includes long-term assets related to our international operations of approximately $52.9 million and $61.9 million as of July 29, 2018 and July 30, 2017, respectively.

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

NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS

Stock Repurchase Program

During the thirteen weeks ended July 29, 2018, we repurchased 2,409,437 shares of our common stock at an average cost of $56.90 per share for a total cost of approximately $137,105,000. During the twenty-six weeks ended July 29, 2018, we repurchased 3,141,367 shares of our common stock at an average cost of $55.65 per share for a total cost of approximately $174,818,000. As of July 29, 2018 there was $344,302,000 remaining under our current stock repurchase program. In addition, as of July 29, 2018, we held treasury stock in the amount of $258,000, which represents the cost of shares available for issuance to satisfy future stock-based award settlements in certain foreign jurisdictions.

During the thirteen weeks ended July 30, 2017, we repurchased 1,160,381 shares of our common stock at an average cost of $47.41 per share for a total cost of approximately $55,011,000. During the twenty-six weeks ended July 30, 2017, we repurchased 1,924,924 shares of our common stock at an average cost of $48.50 per share for a total cost of approximately $93,361,000. As of July 30, 2017, we held treasury stock in the amount of $805,000.

Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.

Dividends

We declared cash dividends of $0.43 and $0.39 per common share during the thirteen weeks ended July 29, 2018 and July 30, 2017, respectively. We declared cash dividends of $0.86 and $0.78 per common share during the twenty-six weeks ended July 29, 2018 and July 30, 2017, respectively. Our quarterly cash dividend may be limited or terminated at any time.

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

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our Canadian subsidiary. These hedges have terms of up to 18 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in selling, general and administrative expenses. Based on the rates in effect as of July 29, 2018, we expect to reclassify a net pre-tax gain of approximately $846,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts (to sell Australian dollars and British pounds and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains or losses related to these contracts are recognized in selling, general and administrative expenses.

As of July 29, 2018 and July 30, 2017, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	July 29, 2018	July 30, 2017
Contracts designated as cash flow hedges	$20,800	$24,600
Contracts not designated as cash flow hedges	$6,600	$48,000

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and twenty-six weeks ended July 29, 2018 and July 30, 2017.

The effect of derivative instruments in our Condensed Consolidated Financial Statements during the thirteen and twenty-six weeks ended July 29, 2018 and July 30, 2017, pre-tax, was as follows:

In thousands	Thirteen Weeks Ended July 29, 2018	Thirteen Weeks Ended July 30, 2017	Twenty-six Weeks Ended July 29, 2018	Twenty-six Weeks Ended July 30, 2017
Net gain (loss) recognized in OCI	$339	$(1,588)	$1,530	$(696)
Net gain (loss) reclassified from OCI into cost of goods sold	$(21)	$(9)	$(73)	$12
Net foreign exchange gain (loss) recognized in selling, general and administrative expenses:
Instruments designated as cash flow hedges[1]	$50	$47	$33	$55
Instruments not designated or de-designated	$1,183	$—	$3,943	$341
[1]	Changes in fair value of the forward contract related to interest charges (or forward points).

The fair values of our derivative financial instruments are presented below according to their classification in our Condensed Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	July 29, 2018	July 30, 2017
Derivatives designated as cash flow hedges:
Other current assets	$690	$—
Other long-term assets	$57	$—
Other current liabilities	$—	$(704)
Other long-term liabilities	$—	$(90)
Derivatives not designated as hedging instruments:
Other current assets	$5	$6

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

Long-term Debt

As of July 29, 2018, the fair value of our long-term debt approximates its carrying value and is based on observable Level 2 inputs, primarily market interest rates for instruments with similar maturities.

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

The counterparties associated with our foreign currency forward contracts are large credit-worthy financial institutions, and the derivatives transacted with these entities are relatively short in duration, therefore, we do not consider counterparty concentration and non-performance to be material risks at this time. Both we and our counterparties are expected to perform under the contractual terms of the instruments. None of the derivative contracts that we have entered into are subject to credit risk-related contingent features or collateral requirements.

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

There were no transfers between Level 1, 2 or 3 categories during the thirteen and twenty-six weeks ended July 29, 2018 or July 30, 2017.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 28, 2018	$(6,227)	$(555)	$(6,782)
Foreign currency translation adjustments	(1,145)	—	(1,145)
Change in fair value of derivative financial instruments	—	1,123	1,123
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	49	49
Other comprehensive income (loss)	(1,145)	1,172	27
Balance at April 29, 2018	(7,372)	617	(6,755)
Foreign currency translation adjustments	(2,993)	—	(2,993)
Change in fair value of derivative financial instruments	—	6	6
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	—	—
Other comprehensive income (loss)	(2,993)	6	(2,987)
Balance at July 29, 2018	$(10,365)	$623	$(9,742)
Balance at January 29, 2017	$(9,957)	$54	$(9,903)
Foreign currency translation adjustments	(1,566)	—	(1,566)
Change in fair value of derivative financial instruments	—	655	655
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(16)	(16)
Other comprehensive income (loss)	(1,566)	639	(927)
Balance at April 30, 2017	(11,523)	693	(10,830)
Foreign currency translation adjustments	3,390	—	3,390
Change in fair value of derivative financial instruments	—	(1,166)	(1,166)
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	7	7
Other comprehensive income (loss)	3,390	(1,159)	2,231
Balance at July 30, 2017	$(8,133)	$(466)	$(8,599)
[1]

Refer to Note H for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Earnings.

NOTE K. ACQUISITION OF OUTWARD, INC.

On December 1, 2017, we acquired Outward, Inc. (“Outward”), a 3-D imaging and augmented reality platform for the home furnishings and décor industry. Outward’s technology enables applications in product visualization, digital room design and augmented and virtual reality. Of the $112,000,000 contractual purchase price, approximately $80,812,000 was deemed to be purchase consideration, $26,690,000 is payable to former stockholders of Outward over a period of four years from the acquisition date, contingent upon their continued service during that time, and $4,498,000 primarily represents settlement of pre-existing obligations of Outward with third parties on the acquisition date. Certain key employees of Outward may also collectively earn up to an additional $20,000,000, contingent upon achievement of certain financial performance targets, and subject to their continued service over the performance period. Both of these contingent amounts will be recognized as post-combination compensation expense as they are earned.

The purchase consideration has been allocated based on estimates of the fair value of identifiable assets acquired and liabilities assumed, as set forth in the table below.

In thousands	July 29, 2018
Working capital and other assets	$718,000
Property and equipment, net	2,049,000
Intangible assets	18,300,000
Liabilities	(7,160,000)
Total identifiable net assets acquired	$13,907,000
Goodwill	66,905,000
Total purchase consideration	$80,812,000

During the second quarter of fiscal 2018, we finalized the valuation of intangible assets acquired, which primarily represent 3-D imaging data and core intellectual property which are being amortized over a useful life of four years. Goodwill is primarily attributable to expected synergies as a result of the acquisition, which include the leverage of acquired technology and talent to drive improved conversion, cost savings and operating efficiencies. None of the goodwill will be deductible for income tax purposes.

Outward is a wholly-owned subsidiary of Williams-Sonoma, Inc. Results of operations for Outward have been included in our Condensed Consolidated Financial Statements from the acquisition date. Pro forma results of Outward have not been presented as the results are insignificant to our Condensed Consolidated Financial Statements for all periods presented and would not have been significant had the acquisition occurred at the beginning of fiscal 2017.

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

We recognize revenue as control of promised goods or services are transferred to our customers. We record a liability at each period end where we have an obligation to transfer goods or services for which we have received consideration or have a right to consideration. We exclude from revenue any taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and are concurrent with revenue-generating activities. Our payment terms are primarily at the point of sale for merchandise sales and for most services.

See Note E, for disaggregation of our net revenues by reportable segment.

Merchandise Sales

Revenues from the sale of our merchandise through our e-commerce channel, at our retail stores, as well as to our franchisees and wholesale customers are, in each case, recognized at a point in time when control of merchandise is transferred to the customer. Merchandise can either be picked up in our stores, or delivered to the customer. For merchandise picked up in the store, control is transferred at the time of the sale to the end customer. For merchandise delivered to the customer, control is transferred when either delivery has been completed, or we have a present right to payment which, for certain merchandise, occurs upon conveyance of the merchandise to the carrier for delivery. We have elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation.

Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of July 29, 2018, we recorded a liability for expected sales returns of approximately $30,432,000 within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $11,036,000 within other current assets in our Condensed Consolidated Balance Sheet.

Stored-value Cards

We issue stored-value cards that may be redeemed on future merchandise purchases at our stores or through our e-commerce channel. Our stored-value cards have no expiration dates. Revenue from stored-value cards is recognized at a point in time upon redemption of the card and as control of the merchandise is transferred to the customer. Revenue from estimated unredeemed stored-value cards (breakage) is recognized in a manner consistent with our historical redemption patterns over the estimated period of redemption of our cards of approximately four years, the majority of which is recognized within one year of the card issuance. Breakage revenue is not material to our Condensed Consolidated Financial Statements.

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

Deferred Revenue

We defer revenue when cash payments are received in advance of satisfying performance obligations, primarily associated with our stored-value cards, merchandise sales, and incentives received from credit card issuers. As of July 29, 2018, we held $263,546,000 in gift card and other deferred revenue on our Consolidated Balance Sheet, substantially all of which will be recognized into revenue within the next 12 months.

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

•	an acceleration in the timing of revenue recognition for certain merchandise shipped to our customers, and

•	the recording of a right of return asset for merchandise we expect to receive back from customers of $11,036,000.

The following summarizes the impact of adopting ASU 2014-09 on our Condensed Consolidated Statement of Earnings for the thirteen and twenty-six weeks ended July 29, 2018.

	Thirteen Weeks Ended July 29, 2018			Twenty-six Weeks Ended July 29, 2018
In thousands	As Reported	ASU 2014-09 Adjustment	As Adjusted	As Reported	ASU 2014-09 Adjustment	As Adjusted
Net revenue	$1,275,174	$(16,831)	$1,258,343	$2,478,174	$(41,932)	$2,436,242
Cost of goods sold	811,232	(2,257)	808,975	1,582,068	(8,401)	1,573,667
Gross profit	463,942	(14,574)	449,368	896,106	(33,531)	862,575
Selling, general and administrative expenses	389,776	(10,908)	378,868	755,390	(23,170)	732,220
Operating income	$74,166	$(3,666)	$70,500	$140,716	$(10,361)	$130,355

Other than the presentation of our sales returns liability and a right of return asset, which resulted in a reclassification of liabilities into other current assets within our Condensed Consolidated Balance Sheet as of July 29, 2018, all other impacts to the Condensed Consolidated Balance Sheet from the adoption of this ASU were not material either individually or in the aggregate for the second quarter of fiscal 2018. The adoption of ASU 2014-09 had no net impact to our Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended July 29, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our strategic initiatives; our merchandise strategies; our growth strategies for our brands; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our compliance with the financial covenants contained in our credit facilities; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, the potential impact of tariffs, including our ability to mitigate the potential impact, and those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended January 28, 2018, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct-mail catalogs and 632 stores. These brands are also part of The Key Rewards, our free-to-join loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico and South Korea, as well as e-commerce websites in certain locations. In 2017, we acquired Outward, Inc., a 3-D imaging and augmented reality platform for the home furnishings and décor industry.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended July 29, 2018 (“second quarter of fiscal 2018”), as compared to the thirteen weeks ended July 30, 2017 (“second quarter of fiscal 2017”) and the twenty-six weeks ended July 29, 2018 (“year-to-date fiscal 2018”), as compared to the twenty-six weeks ended July 30, 2017 (“year-to-date fiscal 2017”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Second Quarter of Fiscal 2018 Financial Results

Net revenues in the second quarter of fiscal 2018 increased by $73,568,000, or 6.1%, compared to the second quarter of fiscal 2017, with comparable brand revenue growth of 4.6%. The increase in net revenues was driven by an 8.9% increase in our e-commerce net revenues with growth across all brands and a 3.1% increase in retail net revenues (primarily driven by Pottery Barn and West Elm), with particular strength in furniture. Total net revenue growth for the second quarter of fiscal 2018 also included a double-digit net revenue increase in our company-owned international operations, as well as the favorable impact of the adoption of ASU 2014-09 (see Note L to our Condensed Consolidated Financial Statements).

In the second quarter of fiscal 2018, we made progress on our four strategic priorities of digital leadership, product innovation, retail transformation and operational excellence. In digital leadership, we are leveraging our cross-brand platform through initiatives and technology including our cross-brand loyalty program, The Key, which continued to gain momentum. We continued to make progress on our integration of Outward and launched our photo-realistic space planning experience, “Ensemble” earlier this month. We also improved the digital customer experience through content creation including updating our shop path with more engaging content, and enhanced product information pages. Further, we are optimizing catalog mailings to focus on more profitable digital channels that drive more reach, more efficiently. In product innovation, we continued to have exclusive designs, high-impact collaborations and category expansions. We also built incremental businesses, including PB Apartment, Pottery Barn Modern Baby, as well as a cross brand collaboration between West Elm and Pottery Barn Kids. We made progress on our retail transformation strategy during the quarter by reducing our fleet of underperforming stores and selectively investing in new stores, remodels and relocations, while elevating the store experience. We also remain committed to operational excellence. During the second quarter, we continued to make progress against our inventory initiatives. We reduced overstocks and clearance in stores, bringing our inventory growth down to 2.5%, while revenues grew 6.1%. We continue to focus on managing inventory more effectively, including more in-time inventory and frequent flow from our overseas vendors. In addition to inventory management, we drove further cost reductions across our supply chain, including improved efficiency in our personalization operations and our domestic upholstery manufacturing facility. And in our global business, we saw another quarter of double-digit revenue growth in our company-owned operations. In addition, our existing franchise partners added another six retail locations in the second quarter.

In the second quarter of fiscal 2018, diluted earnings per share was $0.62 (which included a $0.05 impact related to impairment and early lease termination charges, a $0.05 impact related to Outward, a $0.03 impact associated with U.S. tax legislation and a $0.02 impact associated with employment-related expense) versus $0.61 in the second quarter of fiscal 2017. Our second quarter of fiscal 2018 results also included the impact from the adoption of the new revenue standard, ASU 2014-09. We also returned $173,355,000 to our stockholders through stock repurchases and dividends.

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

	Thirteen Weeks Ended				Twenty-six Weeks Ended
In thousands	July 29, 2018	% Total	July 30, 2017	% Total	July 29, 2018	% Total	July 30, 2017	% Total
E-commerce net revenues	$686,942	53.9%	$630,793	52.5%	$1,333,122	53.8%	$1,211,303	52.4%
Retail net revenues	588,232	46.1%	570,813	47.5%	1,145,052	46.2%	1,101,810	47.6%
Net revenues	$1,275,174	100.0%	$1,201,606	100.0%	$2,478,174	100.0%	$2,313,113	100.0%

Net revenues in the second quarter of fiscal 2018 increased by $73,568,000, or 6.1%, compared to the second quarter of fiscal 2017, with comparable brand revenue growth of 4.6%. The increase in net revenues was driven by an 8.9% increase in our e-commerce net revenues with growth across all brands and a 3.1% increase in retail net revenues (primarily driven by Pottery Barn and West Elm), with particular strength in furniture. Total net revenue growth for the second quarter of fiscal 2018 also included a double-digit net revenue increase in our company-owned international operations, as well as the favorable impact of the adoption of ASU 2014-09 (see Note L to our Condensed Consolidated Financial Statements).

Net revenues for year-to-date fiscal 2018 increased by $165,061,000, or 7.1%, compared to year-to-date fiscal 2017, with comparable brand revenue growth of 5.1%. The increase in net revenues was driven by a 10.1% increase in our e-commerce net revenues with growth across all brands and a 3.9% increase in our retail net revenues (primarily driven by Pottery Barn, West Elm and Williams Sonoma), with particular strength in furniture. Net revenue growth also included the favorable impact of the adoption of ASU 2014-09 (see Note L to our Condensed Consolidated Financial Statements).

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Comparable brand revenue growth (decline)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Pottery Barn	2.0%	1.2%	2.3%	(0.1%)
West Elm	9.5%	10.1%	9.2%	8.1%
Williams Sonoma	1.6%	1.9%	3.6%	2.5%
Pottery Barn Kids and Teen[1]	5.7%	(2.7%)	5.5%	(5.2%)
Total	4.6%	2.8%	5.1%	1.5%
[1]	The performance of the Pottery Barn Kids and PBteen brands are being reported on a combined basis as Pottery Barn Kids and Teen.

STORE DATA

	Store Count					Average Leased Square Footage Per Store
	April 29, 2018	Openings	Closings	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Williams Sonoma	224	4	(2)	226	234	6,800	6,600
Pottery Barn	203	2	—	205	204	13,900	13,800
West Elm	108	3	(2)	109	101	13,100	13,200
Pottery Barn Kids	84	—	—	84	88	7,400	7,400
Rejuvenation	8	—	—	8	8	8,800	8,800
Total	627	9	(4)	632	635	10,300	10,100
Store selling square footage at period-end						4,058,000	3,998,000
Store leased square footage at period-end						6,504,000	6,428,000

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-six Weeks Ended
In thousands	July 29, 2018	% Net Revenues	July 30, 2017	% Net Revenues	July 29, 2018	% Net Revenues	July 30, 2017	% Net Revenues
Cost of goods sold[1]	$811,232	63.6%	$778,895	64.8%	$1,582,068	63.8%	$1,494,642	64.6%
[1]

Includes total occupancy expenses of $170,798,000 and $168,359,000 for the second quarter of fiscal 2018 and the second quarter of fiscal 2017, respectively, and $344,283,000 and $335,852,000 for year-to-date fiscal 2018 and year-to-date fiscal 2017, respectively.

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

Second Quarter of Fiscal 2018 vs. Second Quarter of Fiscal 2017

Cost of goods sold increased by $32,337,000, or 4.2%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. Cost of goods sold as a percentage of net revenues decreased to 63.6% in the second quarter of fiscal 2018 from 64.8% in the second quarter of fiscal 2017. This decrease was primarily driven by higher selling margins and the leverage of occupancy costs, which includes the impact from the adoption of ASU 2014-09.

In the e-commerce channel, cost of goods sold as a percentage of net revenues decreased in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, primarily driven by higher selling margins.

In the retail channel, cost of goods sold as a percentage of net revenues decreased in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, primarily driven by higher selling margins.

Year-to-Date Fiscal 2018 vs. Year-to-Date Fiscal 2017

Cost of goods sold increased by $87,426,000, or 5.8%, for year-to-date fiscal 2018 compared to year-to-date fiscal 2017. Cost of goods sold as a percentage of net revenues decreased to 63.8% for year-to-date fiscal 2018 from 64.6% for year-to-date fiscal 2017. This decrease was primarily driven by the leverage of occupancy costs and higher selling margins, which includes the impact from the adoption of ASU 2014-09.

In the e-commerce channel, cost of goods sold as a percentage of net revenues decreased for year-to-date fiscal 2018 compared to year-to-date fiscal 2017, primarily driven by higher selling margins.

In the retail channel, cost of goods sold as a percentage of net revenues decreased for year-to-date fiscal 2018 compared to year-to-date fiscal 2017, primarily driven by the leverage of occupancy costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Twenty-six Weeks Ended
In thousands	July 29, 2018	% Net Revenues	July 30, 2017	% Net Revenues	July 29, 2018	% Net Revenues	July 30, 2017	% Net Revenues
Selling, general and administrative expenses	$389,776	30.6%	$341,127	28.4%	$755,390	30.5%	$674,413	29.2%

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

Second Quarter of Fiscal 2018 vs. Second Quarter of Fiscal 2017

Selling, general and administrative expenses increased by $48,649,000, or 14.3%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. Selling, general and administrative expenses as a percentage of net revenues increased to 30.6% in the second quarter of fiscal 2018 from 28.4% in the second quarter of fiscal 2017. This increase as a percentage of net revenues was driven by an increase in general expenses primarily from the reclassification of other income from selling, general and administrative expenses into net revenues due to the adoption of ASU 2014-09, higher digital advertising costs and increased hourly wages from the reinvestment of tax savings, impairment and early lease termination charges related to underperforming retail stores, and the impact from our acquisition of Outward in the fourth quarter of fiscal 2017. This was partially offset by the optimization of catalog advertising costs.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, primarily driven by higher digital advertising costs and increased hourly wages from the reinvestment of tax savings, the impact from our acquisition of Outward, and an increase in general expenses, partially offset by the optimization of catalog advertising costs.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, primarily driven by impairment and early lease termination charges related to underperforming retail stores.

Year-to-Date Fiscal 2018 vs. Year-to-Date Fiscal 2017

Selling, general and administrative expenses increased by $80,977,000, or 12.0%, for year-to-date fiscal 2018 compared to year-to-date fiscal 2017. Selling, general and administrative expenses as a percentage of net revenues increased to 30.5% for year-to-date fiscal 2018 from 29.2% for year-to-date fiscal 2017. This increase as a percentage of net revenues was driven by an increase in general expenses primarily from the reclassification of other income from selling, general and administrative expenses into net revenues due to the adoption of ASU 2014-09, higher digital advertising costs and increased hourly wages from the reinvestment of tax savings, and impairment and early lease termination charges related to underperforming retail stores. This was partially offset by the optimization of catalog advertising costs.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased for year-to-date fiscal 2018 compared to year-to-date fiscal 2017, primarily driven by higher digital advertising costs and increased hourly wages from the reinvestment of tax savings, an increase in general expenses, and the impact from our acquisition of Outward. This was partially offset by the optimization of catalog advertising costs.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased for year-to-date fiscal 2018 compared to year-to-date fiscal 2017, primarily driven by impairment and early lease termination charges related to underperforming retail stores.

INCOME TAXES

Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017 provides us with up to one year to finalize our measurement of the income tax effects of the U.S. Tax Reform on our fiscal year ended January 28, 2018. As of January 28, 2018, we had made reasonable estimates of the transition tax under Internal Revenue Code Section 965.

As a result of the issuance of IRS Notice 2018-26, we recorded a measurement period adjustment in the first quarter of fiscal 2018 to increase the transition tax by approximately $2,871,000. In the second quarter of fiscal 2018, we finalized our valuation of intangible assets acquired in connection with the acquisition of Outward. As a result, we recorded an increase to tax expense of approximately $1,757,000 representing an adjustment to the re-measurement of our deferred tax liabilities under SAB 118.

The effective tax rate was 29.8% for year-to-date fiscal 2018 and 35.6% for year-to-date fiscal 2017. The decrease in the effective tax rate was primarily due to the reduction of the U.S. corporate income tax rate from 35% to 21%, and was partially offset by the adjustment of the provisional transition tax under SAB 118 and the adjustment to the re-measurement of our deferred tax liabilities under SAB 118.

In fiscal 2018, we are subject to several provisions of U.S. Tax Reform including a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax and a deduction for foreign-derived intangible income. The impact of these provisions was immaterial for the second quarter of fiscal 2018.

A company can elect an accounting policy to account for GILTI as either a periodic expense when the tax arises or as part of deferred taxes related to the investment in the subsidiary. We are currently in the process of analyzing this provision and, as a result, are not yet able to reasonably estimate its effect. Therefore, we have not yet made a policy election regarding the accounting for GILTI. The ultimate impact of U.S. Tax Reform may differ from our provisional amounts due to changes in interpretations and assumptions and/or additional regulatory guidance that may be issued. We expect to revise our U.S. Tax Reform impact estimates as we refine our analysis of the new rules and as new guidance is issued. We expect to finalize accounting for the impact of U.S. Tax Reform under SAB 118 once our 2017 U.S. corporate income tax return is filed in the fourth quarter of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of July 29, 2018, we held $174,580,000 in cash and cash equivalents, the majority of which was held in interest bearing demand deposit accounts and money market funds, and of which $92,403,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

In fiscal 2018, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, property and equipment purchases, stock repurchases and dividend payments. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“revolver”) under our credit facility. The revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. For year-to-date fiscal 2018, we had no borrowings under the revolver. For year-to-date fiscal 2017, we borrowed $115,000,000 under the revolver, all of which was outstanding as of July 30, 2017. As of July 29, 2018, we had $300,000,000 outstanding under our term loan. The term loan matures on January 8, 2021, at which point all outstanding principal and any accrued interest must be repaid. Additionally, as of July 29, 2018, a total of $13,574,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

As of July 29, 2018, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which $6,049,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title.

We are currently in compliance with all of our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For year-to-date fiscal 2018, net cash provided by operating activities was $120,123,000 compared to $35,135,000 for year-to-date fiscal 2017. For year-to-date fiscal 2018, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, partially offset by an increase in merchandise inventories, prepaid expenses and other assets, and a decrease in income taxes payable. Net cash provided by operating activities increased compared to year-to-date fiscal 2017, primarily due to lower merchandise inventory purchases and an increase in accounts payable.

Cash Flows from Investing Activities

For year-to-date fiscal 2018, net cash used in investing activities was $79,508,000 compared to $82,683,000 for year-to-date fiscal 2017, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities decreased compared to year-to-date fiscal 2017, primarily due to a decrease in purchases of property and equipment.

Cash Flows from Financing Activities

For year-to-date fiscal 2018, net cash used in financing activities was $257,484,000 compared to $60,675,000 for year-to-date fiscal 2017. For year-to-date fiscal 2018, net cash used in financing activities was primarily attributable to repurchases of common stock and the payment of dividends. Net cash used in financing activities increased compared to year-to-date fiscal 2017, primarily due to borrowings under our revolver during year-to-date 2017 which did not recur in year-to-date 2018, as well as an increase in repurchases of common stock.

Stock Repurchase Program and Dividends

See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the second quarter of fiscal 2018, other than those discussed in Note L to our Condensed Consolidated Financial Statements, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended January 28, 2018.

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

Interest Rate Risk

Our revolver and our term loan each have a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the second quarter of fiscal 2018, we had no borrowings under our revolver. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instruments would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of July 29, 2018, our investments, made primarily in interest bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 1% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during the second quarter of fiscal 2018 or the second quarter of fiscal 2017. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail and e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the second quarter of fiscal 2018 or the second quarter of fiscal 2017, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of July 29, 2018, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2018 for a description of the risks and uncertainties associated with our business. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Form 10-K. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Form 10-K.

Recently proposed tariffs could result in increased prices and/or costs of goods and could adversely affect our results of operations.

Recently, the U.S. administration proposed tariffs on many items sourced from China, including certain furniture, accessories, furniture parts, and raw materials for domestic furniture manufacturing products imported into the U.S. While we expect there to be minimal financial impact on our fiscal 2018 results of operations if the proposed tariffs are enacted, it is difficult to quantify the impact until any tariffs are finalized. We may not be able to fully or substantially mitigate the impact of these tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could adversely affect customer sales, our cost of goods sold and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of July 29, 2018 with respect to shares of common stock we repurchased during the second quarter of fiscal 2018 under our $500,000,000 stock repurchase program. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program[1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 30, 2018 – May 27, 2018	245,134	$48.95	245,134	$469,407,000
May 28, 2018 – June 24, 2018	1,133,700	$56.04	1,133,700	$405,869,000
June 25, 2018 – July 29, 2018	1,030,603	$59.74	1,030,603	$344,302,000
Total	2,409,437	$56.90	2,409,437	$344,302,000
[1]	Excludes shares withheld for employee taxes upon vesting of stock-based awards.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement as filed as April 13, 2018, File No. 001-14077)
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie Whalen
Julie Whalen
Duly Authorized Officer and Chief Financial Officer

Date: September 7, 2018