Form 10-Q
period 2018-10-28
WILLIAMS SONOMA INC
filed 2018-12-07
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 25, 2018, 80,155,276 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 28, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands, except per share amounts	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
E-commerce net revenues	$746,716	$690,045	$2,079,838	$1,901,348
Retail net revenues	610,267	609,291	1,755,319	1,711,101
Net revenues	1,356,983	1,299,336	3,835,157	3,612,449
Cost of goods sold	861,999	832,269	2,444,067	2,326,911
Gross profit	494,984	467,067	1,391,090	1,285,538
Selling, general and administrative expenses	400,600	356,254	1,155,990	1,030,667
Operating income	94,384	110,813	235,100	254,871
Interest (income) expense, net	2,288	594	5,073	974
Earnings before income taxes	92,096	110,219	230,027	253,897
Income taxes	10,631	38,906	51,681	90,112
Net earnings	$81,465	$71,313	$178,346	$163,785
Basic earnings per share	$1.01	$0.84	$2.17	$1.90
Diluted earnings per share	$1.00	$0.84	$2.15	$1.89
Shares used in calculation of earnings per share:
Basic	80,475	84,940	82,070	86,111
Diluted	81,641	85,384	82,951	86,582

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net earnings	$81,465	$71,313	$178,346	$163,785
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,830)	40	(5,968)	1,864
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(23), $133, $378 and $(52)	(65)	373	1,064	(138)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $43, $45, $19 and $48	(120)	(128)	(71)	(137)
Comprehensive income	$79,450	$71,598	$173,371	$165,374

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts	October 28, 2018	January 28, 2018	October 29, 2017
ASSETS
Current assets
Cash and cash equivalents	$164,414	$390,136	$90,779
Accounts receivable, net	113,582	90,119	92,282
Merchandise inventories, net	1,197,554	1,061,593	1,176,941
Prepaid catalog expenses	—	20,517	19,051
Prepaid expenses	94,071	62,204	69,267
Other current assets	21,805	11,876	12,141
Total current assets	1,591,426	1,636,445	1,460,461
Property and equipment, net	931,361	932,283	931,131
Deferred income taxes, net	45,999	67,306	131,793
Goodwill	85,649	18,838	18,769
Other long-term assets, net	64,324	130,877	38,230
Total assets	$2,718,759	$2,785,749	$2,580,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$487,733	$457,144	$468,566
Accrued expenses	132,398	134,207	101,434
Gift card and other deferred revenue	275,567	300,607	299,031
Borrowings under revolving line of credit	60,000	—	170,000
Income taxes payable	9,903	56,783	48,865
Other current liabilities	71,119	59,082	49,655
Total current liabilities	1,036,720	1,007,823	1,137,551
Deferred rent and lease incentives	205,143	202,134	195,220
Long-term debt	299,571	299,422	—
Other long-term liabilities	85,388	72,804	75,439
Total liabilities	1,626,822	1,582,183	1,408,210
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $.01 par value; 253,125 shares authorized; 80,282, 83,726 and 84,478 shares issued and outstanding at October 28, 2018, January 28, 2018 and October 29, 2017, respectively	803	837	845
Additional paid-in capital	570,924	562,814	557,198
Retained earnings	532,172	647,422	623,170
Accumulated other comprehensive loss	(11,757)	(6,782)	(8,314)
Treasury stock, at cost: 2, 11 and 11 shares as of October 28, 2018, January 28, 2018 and October 29, 2017, respectively	(205)	(725)	(725)
Total stockholders’ equity	1,091,937	1,203,566	1,172,174
Total liabilities and stockholders’ equity	$2,718,759	$2,785,749	$2,580,384

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
In thousands	October 28, 2018	October 29, 2017
Cash flows from operating activities:
Net earnings	$178,346	$163,785
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	141,167	135,473
Loss on disposal/impairment of assets	5,290	1,299
Amortization of deferred lease incentives	(19,728)	(18,987)
Deferred income taxes	12,170	(11,884)
Tax benefit related to stock-based awards	10,361	15,439
Stock-based compensation expense	40,953	30,164
Other	(389)	(416)
Changes in:
Accounts receivable	(21,851)	(2,341)
Merchandise inventories	(143,723)	(197,757)
Prepaid catalog expenses	—	447
Prepaid expenses and other assets	(50,171)	(19,814)
Accounts payable	8,689	7,728
Accrued expenses and other liabilities	19,002	(28,775)
Gift card and other deferred revenue	24,048	(4,108)
Deferred rent and lease incentives	23,695	17,000
Income taxes payable	(48,358)	25,677
Net cash provided by operating activities	179,501	112,930
Cash flows from investing activities:
Purchases of property and equipment	(128,326)	(135,821)
Other	1,804	458
Net cash used in investing activities	(126,522)	(135,363)
Cash flows from financing activities:
Repurchases of common stock	(220,221)	(154,321)
Payment of dividends	(105,654)	(101,928)
Borrowings under revolving line of credit	60,000	170,000
Tax withholdings related to stock-based awards	(13,906)	(14,836)
Other	—	(20)
Net cash used in financing activities	(279,781)	(101,105)
Effect of exchange rates on cash and cash equivalents	1,080	604
Net decrease in cash and cash equivalents	(225,722)	(122,934)
Cash and cash equivalents at beginning of period	390,136	213,713
Cash and cash equivalents at end of period	$164,414	$90,779

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of October 28, 2018 and October 29, 2017, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks then ended, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of January 28, 2018, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018.

The results of operations for the thirteen and thirty-nine weeks ended October 28, 2018 are not necessarily indicative of the operating results of the full year.

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

Reclassifications

Certain amounts reported in our Condensed Consolidated Balance Sheets as of January 28, 2018 and October 29, 2017 and our Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 29, 2017 have been reclassified in order to conform to the current period presentation. These reclassifications impacted prepaid catalog expenses, prepaid expenses, goodwill, other long-term assets, accounts payable, accrued expenses, gift card and other deferred revenue and other current liabilities. There was no change to total current assets, total assets, total current liabilities, or cash flows as a result of these reclassifications.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is effective for us in the first quarter of fiscal 2019. Entities should apply the guidance to existing cash flow and net investment hedge relationships using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings on the date of adoption. The guidance also provides transition relief to make it easier for entities to apply certain amendments to existing hedges where the hedge documentation needs to be modified. We do not expect the adoption of this ASU to have a material impact on our financial condition, results of operations or cash flows.

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

During the third quarter and for year-to-date fiscal 2018, we had borrowings of $60,000,000 under the revolver (at a weighted average interest rate of 3.28%). During the third quarter of fiscal 2017, we had borrowings of $55,000,000 under the revolver. For year-to-date fiscal 2017, we borrowed $170,000,000 (at a weighted average interest rate of 2.25%), all of which was outstanding as of October 29, 2017. Additionally, as of October 28, 2018, $11,728,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

As of October 28, 2018, we had $300,000,000 outstanding under our term loan (at a weighted average interest rate of 3.10%). The term loan matures on January 8, 2021, at which time all outstanding principal and any accrued interest must be repaid.

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

As of October 28, 2018, we were in compliance with our financial covenants under the credit facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000, each of which matures on August 24, 2019. The letter of credit facilities contains covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility plus an applicable margin based on our leverage ratio. As of October 28, 2018, an aggregate of $6,330,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 21, 2020.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 36,570,000 shares. As of October 28, 2018, there were approximately 7,465,000 shares available for future grant. Awards may be granted under the Plan to our officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense

During the thirteen and thirty-nine weeks ended October 28, 2018, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $14,427,000 and $40,953,000, respectively. During the thirteen and thirty-nine weeks ended October 29, 2017, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $7,335,000 and $30,164,000, respectively.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the grant date and the conversion date for the number of shares converted.

The following table summarizes our stock-settled stock appreciation right activity during the thirty-nine weeks ended October 28, 2018:

Shares
Balance at January 28, 2018 (100% vested)	167,737
Granted	—
Converted into common stock	(165,847)
Cancelled	(1,290)
Balance at October 28, 2018 (100% vested)	600

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirty-nine weeks ended October 28, 2018:

Shares
Balance at January 28, 2018	2,358,137
Granted	1,387,023
Granted, with vesting subject to performance conditions	256,350
Released	(647,617)
Cancelled	(327,035)
Balance at October 28, 2018	3,026,858
Vested plus expected to vest at October 28, 2018	2,342,164

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended October 28, 2018
Basic	$81,465	80,475	$1.01
Effect of dilutive stock-based awards		1,166
Diluted	$81,465	81,641	$1.00
Thirteen weeks ended October 29, 2017
Basic	$71,313	84,940	$0.84
Effect of dilutive stock-based awards		444
Diluted	$71,313	85,384	$0.84
Thirty-nine weeks ended October 28, 2018
Basic	$178,346	82,070	$2.17
Effect of dilutive stock-based awards		881
Diluted	$178,346	82,951	$2.15
Thirty-nine weeks ended October 29, 2017
Basic	$163,785	86,111	$1.90
Effect of dilutive stock-based awards		471
Diluted	$163,785	86,582	$1.89

Stock-based awards of 6,000 and 16,000 were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 28, 2018 as their inclusion would be anti-dilutive. Stock-based awards of 994,000 and 1,052,000 were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 29, 2017, respectively, as their inclusion would be anti-dilutive.

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

Income taxes are calculated at an entity level and are not allocated to our reportable segments.

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
Thirteen weeks ended October 28, 2018
Net revenues[1]	$746,716	$610,267	$—	$1,356,983
Depreciation and amortization expense	9,877	21,574	15,907	47,358
Operating income (loss)[2]	152,204	45,052	(102,872)	94,384
Capital expenditures	12,068	20,038	16,199	48,305
Thirteen weeks ended October 29, 2017
Net revenues[1]	$690,045	$609,291	$—	$1,299,336
Depreciation and amortization expense	6,870	22,555	16,000	45,425
Operating income (loss)[2]	142,865	42,804	(74,856)	110,813
Capital expenditures	13,184	22,066	17,844	53,094
Thirty-nine weeks ended October 28, 2018
Net revenues[1]	$2,079,838	$1,755,319	$—	$3,835,157
Depreciation and amortization expense	26,874	67,067	47,226	141,167
Operating income (loss)[2]	432,245	101,035	(298,180)	235,100
Assets[3]	874,259	1,156,075	688,425	2,718,759
Capital expenditures	26,820	55,728	45,778	128,326
Thirty-nine weeks ended October 29, 2017
Net revenues[1]	$1,901,348	$1,711,101	$—	$3,612,449
Depreciation and amortization expense	20,625	67,282	47,566	135,473
Operating income (loss)[2]	410,008	99,110	(254,247)	254,871
Assets[3]	732,842	1,156,117	691,425	2,580,384
Capital expenditures	24,173	61,851	49,797	135,821
[1]

Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $79.0 million and $84.1 million for the thirteen weeks ended October 28, 2018 and October 29, 2017, respectively, and $239.1 million and $234.1 million for the thirty-nine weeks ended October 28, 2018 and October 29, 2017, respectively.

[2]

The thirteen and thirty-nine weeks ended October 28, 2018 includes: $6.0 million and $17.9 million of expense, respectively, related to our acquisition of Outward, Inc., (primarily acquisition-related compensation costs, the amortization of intangible assets acquired, and the operations of the Outward business), of which $4.6 million and $13.7 million, respectively, is recorded in the e-commerce segment and $1.4 million and $4.2 million, respectively, is recorded in the unallocated segment; $1.9 million and $5.4 million, respectively, of employment-related expense associated with a one-time special equity grant, which is recorded within the unallocated segment, as well as $1.1 million and $6.4 million of expense related to impairment and early lease termination charges which is primarily recorded in the retail segment. The thirty-nine weeks ended October 29, 2017 includes $5.7 million of severance-related charges in our corporate functions, which is recorded within the unallocated segment.

[3]	Includes long-term assets related to our international operations of approximately $51.0 million and $58.5 million as of October 28, 2018 and October 29, 2017, respectively.

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

NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS

Stock Repurchase Program

During the thirteen weeks ended October 28, 2018, we repurchased 742,508 shares of our common stock at an average cost of $61.15 per share for a total cost of approximately $45,403,000. During the thirty-nine weeks ended October 28, 2018, we repurchased 3,883,875 shares of our common stock at an average cost of $56.70 per share for a total cost of approximately $220,221,000. As of October 28, 2018, there was $298,898,000 remaining under our current stock repurchase program. In addition, as of October 28, 2018, we held treasury stock in the amount of $205,000, which represents the cost of shares available for issuance to satisfy future stock-based award settlements in certain foreign jurisdictions.

During the thirteen weeks ended October 29, 2017, we repurchased 1,301,373 shares of our common stock at an average cost of $46.84 per share for a total cost of approximately $60,960,000. During the thirty-nine weeks ended October 29, 2017, we repurchased 3,226,297 shares of our common stock at an average cost of $47.83 per share for a total cost of approximately $154,321,000. As of October 29, 2017, we held treasury stock in the amount of $725,000.

Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.

Dividends

We declared cash dividends of $0.43 and $0.39 per common share during the thirteen weeks ended October 28, 2018 and October 29, 2017, respectively. We declared cash dividends of $1.29 and $1.17 per common share during the thirty-nine weeks ended October 28, 2018 and October 29, 2017, respectively. Our quarterly cash dividend may be limited or terminated at any time.

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

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our Canadian subsidiary. These hedges have terms of up to 18 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or when the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in selling, general and administrative expenses. Based on the rates in effect as of October 28, 2018, we expect to reclassify a net pre-tax gain of approximately $595,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts (to sell Australian dollars and British pounds and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains or losses related to these contracts are recognized in selling, general and administrative expenses.

As of October 28, 2018 and October 29, 2017, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	October 28, 2018	October 29, 2017
Contracts designated as cash flow hedges	$13,300	$23,000
Contracts not designated as cash flow hedges	$5,200	$48,000

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and thirty-nine weeks ended October 28, 2018 and October 29, 2017.

The effect of derivative instruments in our Condensed Consolidated Financial Statements during the thirteen and thirty-nine weeks ended October 28, 2018 and October 29, 2017, pre-tax, was as follows:

In thousands	Thirteen Weeks Ended October 28, 2018	Thirteen Weeks Ended October 29, 2017	Thirty-nine Weeks Ended October 28, 2018	Thirty-nine Weeks Ended October 29, 2017
Net gain (loss) recognized in OCI	$(88)	$506	$1,442	$(190)
Net gain (loss) reclassified from OCI into cost of goods sold	$163	$173	$90	$185
Net foreign exchange gain (loss) recognized in selling, general and administrative expenses:
Instruments designated as cash flow hedges[1]	$16	$20	$49	$75
Instruments not designated or de-designated	$105	$1,752	$4,048	$(1,096)
[1]	Changes in fair value of the forward contract related to interest charges (or forward points).

The fair values of our derivative financial instruments are presented below according to their classification in our Condensed Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	October 28, 2018	October 29, 2017
Derivatives designated as cash flow hedges:
Other current assets	$504	$161
Other long-term assets	$—	$25
Other current liabilities	$—	$(131)
Other long-term liabilities	$—	$(11)
Derivatives not designated as hedging instruments:
Other current assets	$118	$209

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

Long-term Debt

As of October 28, 2018, the fair value of our long-term debt approximates its carrying value and is based on observable Level 2 inputs, primarily market interest rates for instruments with similar maturities.

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

There were no transfers between Level 1, 2 or 3 categories during the thirteen and thirty-nine weeks ended October 28, 2018 or October 29, 2017.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 28, 2018	$(6,227)	$(555)	$(6,782)
Foreign currency translation adjustments	(1,145)	—	(1,145)
Change in fair value of derivative financial instruments	—	1,123	1,123
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	49	49
Other comprehensive income (loss)	(1,145)	1,172	27
Balance at April 29, 2018	(7,372)	617	(6,755)
Foreign currency translation adjustments	(2,993)	—	(2,993)
Change in fair value of derivative financial instruments	—	6	6
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	—	—
Other comprehensive income (loss)	(2,993)	6	(2,987)
Balance at July 29, 2018	(10,365)	623	(9,742)
Foreign currency translation adjustments	(1,830)	—	(1,830)
Change in fair value of derivative financial instruments	—	(65)	(65)
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(120)	(120)
Other comprehensive income (loss)	(1,830)	(185)	(2,015)
Balance at October 28, 2018	$(12,195)	$438	$(11,757)
Balance at January 29, 2017	$(9,957)	$54	$(9,903)
Foreign currency translation adjustments	(1,566)	—	(1,566)
Change in fair value of derivative financial instruments	—	655	655
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(16)	(16)
Other comprehensive income (loss)	(1,566)	639	(927)
Balance at April 30, 2017	(11,523)	693	(10,830)
Foreign currency translation adjustments	3,390	—	3,390
Change in fair value of derivative financial instruments	—	(1,166)	(1,166)
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	7	7
Other comprehensive income (loss)	3,390	(1,159)	2,231
Balance at July 30, 2017	(8,133)	(466)	(8,599)
Foreign currency translation adjustments	40	—	40
Change in fair value of derivative financial instruments	—	373	373
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(128)	(128)
Other comprehensive income (loss)	40	245	285
Balance at October 29, 2017	$(8,093)	$(221)	$(8,314)
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

Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of October 28, 2018, we recorded a liability for expected sales returns of approximately $25,555,000 within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $9,567,000 within other current assets in our Condensed Consolidated Balance Sheet.

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

Deferred Revenue

We defer revenue when cash payments are received in advance of satisfying performance obligations, primarily associated with our stored-value cards, merchandise sales, and incentives received from credit card issuers. As of October 28, 2018, we held $275,567,000 in gift card and other deferred revenue on our Consolidated Balance Sheet, substantially all of which will be recognized into revenue within the next 12 months.

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

•	an acceleration in the timing of revenue recognition for certain merchandise shipped to our customers, and

•	the recording of a right of return asset for merchandise we expect to receive back from customers of $9,567,000.

The following summarizes the impact of adopting ASU 2014-09 on our Condensed Consolidated Statement of Earnings for the thirteen and thirty-nine weeks ended October 28, 2018.

	Thirteen Weeks Ended October 28, 2018			Thirty-nine Weeks Ended October 28, 2018
In thousands	As Reported	ASU 2014-09 Adjustment[1]	As Adjusted	As Reported	ASU 2014-09 Adjustment[1]	As Adjusted
Net revenue	$1,356,983	$(17,390)	$1,339,593	$3,835,157	$(59,322)	$3,775,835
Cost of goods sold	861,999	(2,775)	859,224	2,444,067	(11,176)	2,432,891
Gross profit	494,984	(14,615)	480,369	1,391,090	(48,146)	1,342,944
Selling, general and administrative expenses	400,600	(10,334)	390,266	1,155,990	(33,504)	1,122,486
Operating income	$94,384	$(4,281)	$90,103	$235,100	$(14,642)	$220,458
[1]	Net revenue adjustment is primarily associated with the reclassification of other income from selling, general and administrative expenses into net revenues due to the adoption of ASU 2014-09.

Other than the presentation of our sales returns liability and a right of return asset, which resulted in a reclassification of liabilities into other current assets of approximately $9,567,000, all other impacts to our Condensed Consolidated Balance Sheet from the adoption of this ASU were not material either individually or in the aggregate as of October 28, 2018. The adoption of this ASU had no net impact to our Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 28, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our strategic initiatives; our merchandise strategies; our growth strategies for our brands; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our future compliance with the financial covenants contained in our credit facilities; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, the potential impact of tariffs, including our ability to mitigate the potential impact, and those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended January 28, 2018, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct-mail catalogs and 633 stores. These brands are also part of The Key Rewards, our free-to-join loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico and South Korea, as well as e-commerce websites in certain locations. In December 2017, we acquired Outward, Inc., a 3-D imaging and augmented reality platform for the home furnishings and décor industry.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended October 28, 2018 (“third quarter of fiscal 2018”), as compared to the thirteen weeks ended October 29, 2017 (“third quarter of fiscal 2017”) and the thirty-nine weeks ended October 28, 2018 (“year-to-date fiscal 2018”), as compared to the thirty-nine weeks ended October 29, 2017 (“year-to-date fiscal 2017”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto.

All explanations of changes in operational results are discussed in order of their magnitude.

Third quarter of Fiscal 2018 Financial Results

Net revenues in the third quarter of fiscal 2018 increased by $57,647,000, or 4.4%, compared to the third quarter of fiscal 2017, with comparable brand revenue growth of 3.1%. The increase in net revenues was driven by an 8.2% increase in our e-commerce net revenues primarily driven by West Elm, Pottery Barn and Williams Sonoma, with particular strength in furniture, and a 0.2% increase in retail net revenues primarily due to growth in West Elm partially offset by a decline in our franchise operations and Pottery Barn Kids and Teen. Total net revenue growth for the third quarter of fiscal 2018 also included a double-digit net revenue increase in our company-owned international operations, as well as the favorable impact of the adoption of ASU 2014-09 primarily associated with the reclassification of other income from selling, general and administrative expenses into net revenues (see Note L to our Condensed Consolidated Financial Statements). Net revenue growth was unfavorably impacted by an unexpected delay in product receipts from China, which impacted our ability to fill customer orders placed in the third quarter, as well as a higher than expected amount of drop-ship sales which take longer to fulfill.

In the third quarter of fiscal 2018, diluted earnings per share was $1.00 (which included a $0.13 benefit associated with U.S. tax legislation, a $0.06 impact related to Outward, a $0.02 impact related to employment-related expense associated with a one-time special equity grant, and a $0.01 impact primarily associated with impairment and early termination charges) versus $0.84 in the third quarter of fiscal 2017. We also returned $80,726,000 to our stockholders through stock repurchases and dividends.

In the third quarter of fiscal 2018, we also made progress on our four strategic priorities of digital leadership, product innovation, retail transformation and operational excellence.

In digital leadership, we continued to leverage the power of our multi-brand portfolio, launching two new cross-brand initiatives, the customer-facing version of our professional design tool, Design Crew Room Planner, as well as our cross-brand registry program that allows customers to create a registry across our brands all in one place. In addition to these initiatives, our cross-brand loyalty program, The Key, continued to gain momentum. We also expanded our cross-channel shopping capabilities with Buy Online Pick-up in Store in the Pottery Barn and West Elm brands.

In product innovation we expanded our partnership with the Harry Potter franchise and coordinated the releases of our One Home collection to all three Pottery Barn brands. We also introduced Design Crew Basics, a proprietary collection of low price, high quality essentials for the home. In addition, our incremental growth initiatives, such as PB Apartment and Modern Baby, continued to attract new customers. In Williams Sonoma, our customers continued to respond to unique innovations only available through our brand, and West Elm continued to see customers respond positively to the brand’s aesthetic, scale and price point.

Under our strategic priority of retail transformation, we continued to execute on our remodel strategy while selectively investing in new stores. In our global business we continued to expand our presence with the introduction of Pottery Barn Kids in three new shop-in-shop locations as well as e-commerce in the United Kingdom. We also entered into a new franchise partnership in India for entry in early 2020.

We also remain committed to operational excellence. During the third quarter, we continued to drive efficiency improvements and cost reductions throughout the supply chain. Production shipments from our domestic manufacturing facility increased during the quarter, and we further reduced company-wide damages. We made progress on our multi-year transition to One Inventory, which will allow us to re-engineer inventory flow processes, better allocate inventory cross-channel, optimize inventory levels, improve our distribution center efficiency and bring down costs in the supply chain. And, despite tightness in the labor market, we are ahead in our seasonal hiring compared to last year, helped by the recent increase in hourly wage and incentive pay in our distribution centers.

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

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	October 28, 2018	% Total	October 29, 2017	% Total	October 28, 2018	% Total	October 29, 2017	% Total
E-commerce net revenues	$746,716	55.0%	$690,045	53.1%	$2,079,838	54.2%	$1,901,348	52.6%
Retail net revenues	610,267	45.0%	609,291	46.9%	1,755,319	45.8%	1,711,101	47.4%
Net revenues	$1,356,983	100.0%	$1,299,336	100.0%	$3,835,157	100.0%	$3,612,449	100.0%

Net revenues in the third quarter of fiscal 2018 increased by $57,647,000, or 4.4%, compared to the third quarter of fiscal 2017, with comparable brand revenue growth of 3.1%. The increase in net revenues was driven by an 8.2% increase in our e-commerce net revenues primarily driven by West Elm, Pottery Barn and Williams Sonoma, with particular strength in furniture, and a 0.2% increase in retail net revenues primarily due to growth in West Elm partially offset by a decline in our franchise operations and Pottery Barn Kids and Teen. Total net revenue growth for the third quarter of fiscal 2018 also included a double-digit net revenue increase in our company-owned international operations, as well as the favorable impact of the adoption of ASU 2014-09 primarily associated with the reclassification of other income from selling, general and administrative expenses into net revenues (see Note L to our Condensed Consolidated Financial Statements). Net revenue growth was unfavorably impacted by an unexpected delay in product receipts from China, which impacted our ability to fill customer orders placed in the third quarter, as well as a higher than expected amount of drop-ship sales which take longer to fulfill.

Net revenues for year-to-date fiscal 2018 increased by $222,708,000, or 6.2%, compared to year-to-date fiscal 2017, with comparable brand revenue growth of 4.4%. The increase in net revenues was driven by a 9.4% increase in our e-commerce net revenues with growth across all brands and a 2.6% increase in our retail net revenues primarily driven by West Elm and Pottery Barn, with particular strength in furniture. Net revenue growth also included a double-digit net revenue increase in our company-owned international operations, as well as the favorable impact of the adoption of ASU 2014-09 primarily associated with the reclassification of other income from selling, general and administrative expenses into net revenues (see Note L to our Condensed Consolidated Financial Statements). Net revenue growth was unfavorably impacted by an unexpected delay in product receipts from China, which impacted our ability to fill customer orders placed in the third quarter, as well as a higher than expected amount of drop-ship sales which take longer to fulfill.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Comparable brand revenue growth (decline)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Pottery Barn	1.4%	(0.3%)	2.0%	(0.2%)
West Elm	8.3%	11.5%	8.9%	9.4%
Williams Sonoma	2.1%	2.3%	3.1%	2.5%
Pottery Barn Kids and Teen[1]	0.0%	0.9%	3.4%	(3.0%)
Total	3.1%	3.3%	4.4%	2.1%
[1]	The performance of the Pottery Barn Kids and PBteen brands are being reported on a combined basis as Pottery Barn Kids and Teen.

STORE DATA

	Store Count					Average Leased Square Footage Per Store
	July 29, 2018	Openings	Closings	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Williams Sonoma	226	—	—	226	233	6,800	6,700
Pottery Barn	205	—	—	205	202	13,900	13,900
West Elm	109	3	—	112	105	13,200	13,100
Pottery Barn Kids	84	—	(2)	82	88	7,500	7,400
Rejuvenation	8	—	—	8	8	8,800	8,800
Total	632	3	(2)	633	636	10,300	10,200
Store selling square footage at period-end						4,084,000	4,031,000
Store leased square footage at period-end						6,551,000	6,468,000

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	October 28, 2018	% Net Revenues	October 29, 2017	% Net Revenues	October 28, 2018	% Net Revenues	October 29, 2017	% Net Revenues
Cost of goods sold[1]	$861,999	63.5%	$832,269	64.1%	$2,444,067	63.7%	$2,326,911	64.4%
[1]

Includes total occupancy expenses of $177,261,000 and $171,161,000 for the third quarter of fiscal 2018 and the third quarter of fiscal 2017, respectively, and $521,544,000 and $507,013,000 for year-to-date fiscal 2018 and year-to-date fiscal 2017, respectively.

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

Third quarter of Fiscal 2018 vs. Third quarter of Fiscal 2017

Cost of goods sold increased by $29,730,000, or 3.6%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. Cost of goods sold as a percentage of net revenues decreased to 63.5% in the third quarter of fiscal 2018 from 64.1% in the third quarter of fiscal 2017. This decrease was primarily driven by higher selling margins and the leverage of occupancy costs, and includes the favorable impact from the adoption of ASU 2014-09 primarily associated with the reclassification of other income from selling, general and administrative expenses into net revenues.

In the e-commerce channel, cost of goods sold as a percentage of net revenues decreased in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, primarily driven by higher selling margins.

In the retail channel, cost of goods sold as a percentage of net revenues increased in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, primarily driven by occupancy expense deleverage, partially offset by higher selling margins.

Year-to-Date Fiscal 2018 vs. Year-to-Date Fiscal 2017

Cost of goods sold increased by $117,156,000, or 5.0%, for year-to-date fiscal 2018 compared to year-to-date fiscal 2017. Cost of goods sold as a percentage of net revenues decreased to 63.7% for year-to-date fiscal 2018 from 64.4% for year-to-date fiscal 2017. This decrease was primarily driven by the leverage of occupancy costs and higher selling margins and includes the favorable impact from the adoption of ASU 2014-09 primarily associated with the reclassification of other income from selling, general and administrative expenses into net revenues.

In the e-commerce channel, cost of goods sold as a percentage of net revenues decreased for year-to-date fiscal 2018 compared to year-to-date fiscal 2017, primarily driven by higher selling margins.

In the retail channel, cost of goods sold as a percentage of net revenues decreased for year-to-date fiscal 2018 compared to year-to-date fiscal 2017, primarily driven by higher selling margins and the leverage of occupancy costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	October 28, 2018	% Net Revenues	October 29, 2017	% Net Revenues	October 28, 2018	% Net Revenues	October 29, 2017	% Net Revenues
Selling, general and administrative expenses	$400,600	29.5%	$356,254	27.4%	$1,155,990	30.1%	$1,030,667	28.5%

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

Third quarter of Fiscal 2018 vs. Third quarter of Fiscal 2017

Selling, general and administrative expenses increased by $44,346,000, or 12.4%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. Selling, general and administrative expenses as a percentage of net revenues increased to 29.5% in the third quarter of fiscal 2018 from 27.4% in the third quarter of fiscal 2017. This increase as a percentage of net revenues was driven by lower incentive compensation costs last year from a reduction in performance-related compensation that was not earned, increased hourly wages from the reinvestment of tax savings, an increase in general expenses primarily from the reclassification of other income from selling, general and administrative expenses into net revenues due to the adoption of ASU 2014-09, and the impact from our acquisition of Outward in the fourth quarter of fiscal 2017. This was partially offset by the optimization of catalog advertising costs.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, primarily driven by an increase in general expenses primarily associated with the reclassification of other income from selling, general and administrative expenses into net revenues, and the impact from our acquisition of Outward, partially offset by the optimization of catalog advertising costs.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues decreased in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, primarily driven by the leverage of employment costs, partially offset by an increase in general expenses primarily associated with the reclassification of other income from selling, general and administrative expenses into net revenues.

Year-to-Date Fiscal 2018 vs. Year-to-Date Fiscal 2017

Selling, general and administrative expenses increased by $125,323,000, or 12.2%, for year-to-date fiscal 2018 compared to year-to-date fiscal 2017. Selling, general and administrative expenses as a percentage of net revenues increased to 30.1% for year-to-date fiscal 2018 from 28.5% for year-to-date fiscal 2017. This increase as a percentage of net revenues was driven by an increase in general expenses primarily from the reclassification of other income from selling, general and administrative expenses into net revenues due to the adoption of ASU 2014-09, lower incentive compensation costs last year from a reduction in performance-related compensation that was not earned, as well as increased hourly wages from the reinvestment of tax savings, the impact from our acquisition of Outward in the fourth quarter of fiscal 2017, and impairment and early lease termination charges related to underperforming retail stores. This was partially offset by the optimization of catalog advertising costs.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased for year-to-date fiscal 2018 compared to year-to-date fiscal 2017, primarily driven by an increase in general expenses primarily associated with the reclassification of other income from selling, general and administrative expenses into net revenues, the impact from our acquisition of Outward, and the increased hourly wages from the reinvestment of tax savings, partially offset by the optimization of catalog advertising costs.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased for year-to-date fiscal 2018 compared to year-to-date fiscal 2017, primarily driven by an increase in general expenses primarily associated with the reclassification of other income from selling, general and administrative expenses into net revenues and impairment and early lease termination charges related to underperforming retail stores.

INCOME TAXES

Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017 provides us with up to one year to finalize our measurement of the income tax effects of the 2017 Tax Cuts and Jobs Act (“U.S. Tax Reform”) on our fiscal year ended January 28, 2018. As of January 28, 2018, we had made reasonable estimates of the income tax effects of U.S. Tax Reform, including the transition tax under Internal Revenue Code section 965.

As a result of the issuance of IRS Notice 2018-26, we recorded a measurement period adjustment in the first quarter of fiscal 2018 to increase the transition tax by approximately $2,871,000. In the second quarter of fiscal 2018, we finalized our valuation of intangible assets acquired in connection with the acquisition of Outward. As a result, we recorded an increase to tax expense of approximately $1,757,000 representing an adjustment to the re-measurement of our deferred tax liabilities. In the third quarter of fiscal 2018, we finalized our measurement of the income tax effect of U.S. Tax Reform for certain items, which resulted in an $11,677,000 tax benefit from the re-measurement of our deferred tax assets and a $2,909,000 tax benefit related to the transition tax.

We have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we intended to utilize those earnings in our foreign operations for an indefinite period of time. Under Internal Revenue Code section 965 of U.S. Tax Reform, we are deemed to have distributed all of the post-1986 accumulated earnings of our foreign subsidiaries to the U.S. as of December 31, 2017. In light of the transition tax under U.S. Tax Reform, we made a determination that any undistributed foreign earnings as of January 28, 2018 are no longer indefinitely reinvested, resulting in an accrual of approximately $2,507,000 of foreign withholding tax and additional U.S. income tax in the third quarter of fiscal 2018. We currently intend to utilize the undistributed earnings of our foreign subsidiaries subsequent to January 28, 2018 in our foreign operations and will only repatriate such earnings when it is tax effective to do so.

The effective tax rate was 22.5% for year-to-date fiscal 2018 and 35.5% for year-to-date fiscal 2017. The decrease in the effective tax rate was primarily due to the reduction of the U.S. corporate income tax rate from 35% to 21% as a result of U.S. Tax Reform, and the tax benefit from the remeasurement of our deferred tax assets.

In fiscal 2018, we are subject to several provisions of U.S. Tax Reform including a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and a deduction for foreign-derived intangible income (“FDII”). We are accounting for GILTI as a periodic expense when the tax arises.

The ultimate impact of U.S. Tax Reform may differ from our provisional amounts due to changes in interpretations and assumptions and/or additional regulatory guidance that may be issued. We expect to revise our U.S. Tax Reform impact estimates as we refine our analysis of the new rules and as new guidance is issued. We expect to finalize accounting for the impact of U.S. Tax Reform under SAB 118 once our 2017 corporate income tax returns are filed in the fourth quarter of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of October 28, 2018, we held $164,414,000 in cash and cash equivalents, the majority of which was held in interest bearing demand deposit accounts and money market funds, and of which $104,614,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

In fiscal 2018, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, property and equipment purchases, stock repurchases and dividend payments. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“revolver”) under our credit facility. The revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000 at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. For year-to-date fiscal 2018, we had borrowings of $60,000,000 under the revolver, all of which was outstanding as of October 28, 2018. For year-to-date fiscal 2017, we borrowed $170,000,000 under the revolver, all of which was outstanding as of October 29, 2017. As of October 28, 2018, we had $300,000,000 outstanding under our term loan. The term loan matures on January 8, 2021, at which point all outstanding principal and any accrued interest must be repaid. Additionally, as of October 28, 2018, a total of $11,728,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

As of October 28, 2018, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which $6,330,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title.

We are currently in compliance with all of our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For year-to-date fiscal 2018, net cash provided by operating activities was $179,501,000 compared to $112,930,000 for year-to-date fiscal 2017. For year-to-date fiscal 2018, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items and an increase in cash received for gift cards and other deferred revenue and deferred rent and lease incentives, partially offset by an increase in merchandise inventories, a decrease in income taxes payable, and an increase in prepaid expenses and other assets. Net cash provided by operating activities increased compared to year-to-date fiscal 2017, primarily due to lower merchandise inventory purchases and an increase in accrued expenses and other liabilities.

Cash Flows from Investing Activities

For year-to-date fiscal 2018, net cash used in investing activities was $126,522,000 compared to $135,363,000 for year-to-date fiscal 2017, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities decreased compared to year-to-date fiscal 2017, primarily due to a decrease in purchases of property and equipment.

Cash Flows from Financing Activities

For year-to-date fiscal 2018, net cash used in financing activities was $279,781,000 compared to $101,105,000 for year-to-date fiscal 2017. For year-to-date fiscal 2018, net cash used in financing activities was primarily attributable to repurchases of common stock and the payment of dividends partially offset by borrowings under our revolver. Net cash used in financing activities increased compared to year-to-date fiscal 2017, primarily due to a decrease in borrowings under our revolver, as well as an increase in repurchases of common stock.

Stock Repurchase Program and Dividends

See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the third quarter of fiscal 2018, other than those discussed in Note L to our Condensed Consolidated Financial Statements, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended January 28, 2018.

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

Interest Rate Risk

Our revolver and our term loan each have a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the third quarter of fiscal 2018, we had $60,000,000 in borrowings under our revolver, all of which was outstanding as of October 28, 2018, and $300,000,000 outstanding under the term loan. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instruments would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of October 28, 2018, our investments, made primarily in interest bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 1% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during the third quarter of fiscal 2018 or the third quarter of fiscal 2017. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail and e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the third quarter of fiscal 2018 or the third quarter of fiscal 2017, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of October 28, 2018, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Recent tariffs could result in increased prices and/or costs of goods or delays in product received from our vendors and could adversely affect our results of operations.

Recently, the U.S. administration has enacted certain tariffs and proposed additional tariffs on many items sourced from China, including certain furniture, accessories, furniture parts, and raw materials for domestic furniture manufacturing products imported into the U.S. While we expect there to be minimal financial impact on our fiscal 2018 results of operations, we may not be able to fully or substantially mitigate the impact of these tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could adversely affect customer sales, including potential delays in product received from our vendors, our cost of goods sold and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of October 28, 2018 with respect to shares of common stock we repurchased during the third quarter of fiscal 2018 under our $500,000,000 stock repurchase program. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program[1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 30, 2018 – August 26, 2018	433,272	$58.70	433,272	$318,869,000
August 27, 2018 – September 23, 2018	124,278	$68.79	124,278	$310,320,000
September 24, 2018 – October 28, 2018	184,958	$61.75	184,958	$298,898,000
Total	742,508	$61.15	742,508	$298,898,000
[1]	Excludes shares withheld for employee taxes upon vesting of stock-based awards.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1*	Fifth Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 24, 2018
10.2*	Fifth Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 24, 2018
10.3*	Fifth Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 24, 2018
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie Whalen
Julie Whalen
Duly Authorized Officer and Chief Financial Officer

Date: December 7, 2018