Form 10-K
period 2019-02-03
WILLIAMS SONOMA INC
filed 2019-04-04
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2019.

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

As of July 29, 2018, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $4,678,185,000. It is assumed for purposes of this computation that an affiliate includes all persons as of July 29, 2018 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the Williams-Sonoma, Inc. Stock Fund within the registrant’s 401(k) Plan.

As of March 31, 2019, 78,563,968 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the letter to stockholders contained in this Annual Report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, statements related to: projections of earnings, revenues, growth and other financial items; the strength of our business and our brands; our ability to execute strategic priorities and growth initiatives regarding digital leadership, product and technology innovation, cross-brand initiatives, retail transformation and operational excellence; our beliefs about our competitive advantages and areas of potential future growth in the market; our ability to drive long-term sustainable returns; the plans, strategies, initiatives and objectives of management for future operations; our brands, products and related initiatives, including our ability to introduce new brands, brand extensions, products and product lines and bring in new customers; our belief that our e-commerce websites and direct-mail catalogs act as a cost-efficient means of testing market acceptance of new products and new brands; the complementary nature of our e-commerce and retail channels; our marketing efforts; our acquisition of Outward, Inc., including the valuation of intangible assets acquired; our global business and expansion efforts, including franchise, other third-party arrangements and company-owned operations; our ability to attract new customers; the seasonal variations in demand; our ability to recruit, retain and motivate skilled personnel; our belief in the reasonableness of the steps taken to protect the security and confidentiality of the information we collect; our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; our belief in the ultimate resolution of current legal proceedings; the payment of dividends; our stock repurchase program; our capital allocation strategy in fiscal 2019; our planned use of cash in fiscal 2019; our compliance with financial covenants; our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations over the next 12 months; the impact of the 2017 Tax Cuts and Jobs Act; the impact of tariffs on our business and our results of operations; our belief regarding the effects of potential losses under our indemnification obligations; the impact of inflation; the effects of changes in our inventory reserves; the impact of new accounting pronouncements; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

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

FISCAL YEAR ENDED FEBRUARY 3, 2019

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

West Elm

Born in Brooklyn in 2002, West Elm is dedicated to transforming people’s lives and spaces through creativity, style and purpose. West Elm creates unique, modern and affordable home decor and curate a global selection of local, ethically-sourced and Fair Trade Certified products, available online and in our stores worldwide.

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

Rejuvenation

Rejuvenation, founded in 1977 with a passion for timeless design and quality craftsmanship, was acquired by Williams-Sonoma, Inc. in 2011. With design, manufacturing and distribution facilities in Portland, Oregon, Rejuvenation offers a wide assortment of made-to-order lighting, hardware, furniture and home décor inspired by history, designed for today and made to last for years to come.

Mark and Graham

Launched in 2012, Mark and Graham is designed to be a premier destination for personalized gift buying. With over 100 monograms and font types to choose from, a Mark and Graham purchase is uniquely personal. The brand’s product lines include women’s and men’s accessories, small leather goods, jewelry, key item apparel, paper, entertaining and bar, home décor and seasonal items.

Outward

In 2017, we acquired Outward, Inc., a 3-D imaging and augmented reality platform for the home furnishings and décor industry. Headquartered in San Jose, California, Outward’s technology enables scalable applications in product visualization, digital room design and augmented and virtual reality.

E-COMMERCE OPERATIONS

As of February 3, 2019, the e-commerce channel had the following merchandise strategies: Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams Sonoma Home, Rejuvenation and Mark and Graham, which sell our products through our e-commerce websites and direct-mail catalogs. We offer shipping from many of our brands to countries worldwide, while our catalogs reach customers throughout the U.S. The e-commerce channel complements the retail channel by building brand awareness and acting as an effective advertising vehicle. In addition, we believe that our e-commerce websites and our direct-mail catalogs act as a cost-efficient means of testing market acceptance of new products and new brands. Leveraging these insights and our multi-channel positioning, our marketing efforts, including digital advertising and the circulation of catalogs, are targeted toward driving sales to each of our channels. Consistent with our published privacy policies, we send our catalogs to addresses from our proprietary customer list, as well as to addresses from lists of other mail order direct marketers, magazines and companies with which we establish a business relationship. In accordance with prevailing industry practice and our privacy policies, we may also rent our list to select mailers. Our customer mailings are continually updated to include new prospects and to eliminate non-responders.

Detailed financial information about the e-commerce channel is found in Note K to our Consolidated Financial Statements.

RETAIL STORES

As of February 3, 2019, the retail channel had the following merchandise strategies: Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation, which operate 625 stores, comprising 579 stores in 43 states, Washington, D.C. and Puerto Rico, 24 stores in Canada, 19 stores in Australia and 3 stores in the United Kingdom. We also have multi-year franchise agreements with third parties in the Middle East, the Philippines, Mexico and South Korea that currently operate 108 franchised stores as well as e-commerce websites in certain locations. The retail channel complements the e-commerce channel by building brand awareness and attracting new customers to our brands. Our retail stores serve as billboards for our brands, which we believe inspires our customers to also shop online and through our catalogs.

Detailed financial information about the retail channel is found in Note K to our Consolidated Financial Statements.

SUPPLIERS

We purchase most of our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 2% of our purchases during fiscal 2018. Approximately 66% of our merchandise purchases in fiscal 2018 were sourced from foreign vendors, predominantly in Asia and Europe. Substantially all of these purchases were negotiated and paid for in U.S. dollars. In addition, we manufacture merchandise, primarily upholstered furniture and lighting, at our facilities located in North Carolina, California, Oregon and Mississippi.

COMPETITION AND SEASONALITY

The specialty e-commerce and retail businesses are highly competitive. Our specialty retail stores, e-commerce websites and direct-mail catalogs compete with other retailers, including large department stores, discount retailers, other specialty retailers offering home-centered assortments, other e-commerce websites and other direct-mail catalogs. The substantial sales growth in the direct-to-customer industry within the last decade, particularly in e-commerce, has encouraged the entry of many new competitors, including discount retailers selling similar products at reduced prices, new business models and an increase in competition from established companies. We compete on the basis of our brand authority, the quality of our merchandise, service to our customers, our proprietary customer list, our e-commerce websites and our marketing capabilities, as well as the location and appearance of our stores. We believe that we compare favorably with many of our current competitors with respect to some or all of these factors.

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

EMPLOYEES

As of February 3, 2019, we had approximately 28,200 employees, of whom approximately 11,400 were full-time. In preparation for and during our fiscal 2018 holiday selling season, we hired approximately 8,300 temporary employees primarily in our retail stores, customer care centers and distribution facilities.

INTELLECTUAL PROPERTY

As of February 3, 2019, we own and/or have applied to register 146 separate trademarks and service marks. We own and/or have applied to register our key brand names as trademarks in the U.S. as well as 94 additional jurisdictions. Generally, exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries and franchisees under a license. These marks include our core brand names as well as brand names for selected products and services. The core brand names in particular, including “Williams Sonoma,” “Pottery Barn,” “pottery barn kids,” “PBteen,” “west elm,” “Williams Sonoma Home,” “Rejuvenation” and “Mark and Graham” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We also own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications, website designs and store designs, among other things, which are used by our subsidiaries and franchisees under a license. We hold patents on certain product functions, product designs and proprietary technology. Patents are generally valid for 14 to 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,”

“pbteen.com,” “westelm.com,” “wshome.com,” “williams-sonomainc.com,” “rejuvenation.com” and “markandgraham.com.” Collectively, the trademarks, patents, copyrights, trade dress rights and domain names that we hold are of material importance to us.

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Williams-Sonoma, Inc. and other companies that file materials electronically with the SEC. Our annual reports, Forms 10-K, Forms 10-Q, Forms 8-K and proxy and information statements are also available, free of charge, on our website at www.williams-sonomainc.com.

Investors and others should note that we announce material financial and operational information to our investors using our Investor Relations website (http://ir.williams-sonomainc.com), press releases, SEC filings and public conference calls and webcasts. Information on our website is not, and will not be deemed, a part of this report or incorporated into any other filings we make with the SEC.

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

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic and political conditions, and consumer perceptions of personal well-being and security. In particular, past economic downturns have led to decreased discretionary spending, which adversely impacted our business. In addition, periods of decreased home purchases typically lead to decreased consumer spending on home products. These factors have affected, and may in the future affect, our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending have reduced and may in the future reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

If we are unable to identify and analyze factors affecting our business, anticipate changing consumer preferences and buying trends, and manage our inventory commensurate with customer demand, our sales levels and operating results may decline.

Our success depends, in large part, upon our ability to identify and analyze factors affecting our business and to anticipate and respond in a timely manner to changing merchandise trends and customer demands in order to maintain and attract customers. For example, in the specialty home products business, style and color trends are constantly evolving. As a result, consumer preferences cannot be predicted with certainty and may change between selling seasons. We must be able to stay current with preferences and trends in our brands and address the customer tastes for each of our target customer demographics. Additionally, changes in customer preferences and buying trends may also affect our brands differently. We must also be able to identify and adjust the customer offerings in our brands to cater to customer demands. For example, a change in customer preferences for children’s room furnishings may not correlate to a similar change in buying trends for other home furnishings. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly or may be delayed while we work to fill related backorders. Alternatively, we may be required to mark down certain products to sell any excess inventory or to sell such inventory through our outlet stores or other liquidation channels at prices which are significantly lower than our retail prices, any of which would negatively impact our business and operating results.

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

There is also increased focus, including by governmental and non-governmental organizations, investors, customers, consumers and other stakeholders, on sustainability matters. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to any sustainability matters, which could negatively impact our business and results of operations.

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

In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft, and in the future we may be subject to state or federal data privacy laws, such as the California Consumer Privacy Act of 2018 (the “CCPA”) that will become effective in 2020. As our business expands globally, we are subject to data privacy and other similar laws in various foreign jurisdictions, such as the European Union. If we are the target of a cybersecurity attack resulting in unauthorized disclosure of our customer data, we may be required to undertake costly notification procedures. In addition, compliance with these laws will likely increase the costs of doing business, especially if we face differing regulatory requirements across multiple jurisdictions and/or a lack of adequate regulatory guidance. If we fail to implement appropriate safeguards, detect and provide prompt notice of unauthorized access as required by some of these laws, or otherwise comply with these laws, we could be subject to potential fines, claims for damages and other remedies, which could be significantly in excess of our insurance coverage and could harm our business.

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

We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce and mobile websites and digital marketing efforts, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; vendor reliability; changes in applicable federal and state regulations, such as the CCPA, and related compliance costs; security breaches; and consumer privacy concerns. We must keep up to date with competitive technology trends and opportunities that are emerging throughout the retail environment, including the use of new or improved technology, evolving creative user interfaces, and other e-commerce marketing trends such as paid search, re-targeting, loyalty programs and the proliferation of mobile usage, among others. While we endeavor to predict and invest in technology that is most relevant and beneficial to our company, such as our recent acquisition of Outward, Inc., our initiatives may not prove to be successful, may increase our costs, or may not succeed in driving sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales or margin in our e-commerce business, require us to impair certain assets, and damage our reputation and brands.

Our dependence on foreign vendors and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.

Approximately 66% of our merchandise purchases in fiscal 2018 were sourced from foreign vendors predominantly in Asia and Europe. Our dependence on foreign vendors means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Although substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, the rising cost of labor in the countries in which our foreign vendors operate has resulted in increases in our costs of doing business. Any further increases in the cost of living in such countries may result in additional increases in our costs or in our foreign vendors going out of business.

We, and our foreign vendors, are also subject to other risks and uncertainties associated with changing economic and political conditions within and outside of the U.S. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), government regulations, employment and labor matters, wars and fears of war, political unrest, natural disasters, public health issues, regulations to address climate change and other trade restrictions. We cannot predict whether any of the countries from which our raw materials or products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments, such as the tariffs recently levied by the U.S. against China, or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including labor disputes resulting in work disruption (such as the disruptions at the U.S. West Coast ports in early 2015), the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost, reduce the supply of merchandise available to us, or result in excess inventory if merchandise is received after the planned or appropriate selling season, all of which could adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions. In addition, an economic downturn, or failure of foreign markets, may result in financial instabilities for our foreign vendors, which may cause our foreign vendors to decrease production, discontinue selling to us, or cease operations altogether. Our global operations in Asia, Australia and Europe could also be affected by changing economic and political conditions in foreign countries, such as the decision by British voters to exit the European Union, which could have a negative effect on our business, financial condition and operating results.

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

We are currently growing our business and increasing our global presence by opening new stores outside of the U.S., expanding our franchise operations, and offering shipping globally through third-party vendors. In fiscal 2013, we opened our first company-owned retail stores and launched e-commerce websites outside of North America as part of our overall global expansion strategy. While our global expansion to date has been a small part of our business, we plan to continue to increase the number of stores we open both directly and through our franchise arrangements. We have limited experience with global sales, understanding consumer preferences and anticipating buying trends in different countries, and marketing to customers overseas. Moreover, global awareness of our brands and our products may not be high. Consequently, we may not be able to successfully compete with established brands in these markets and our global sales may not result in the revenues we anticipate. Also, our products may not be accepted, either due to foreign legal requirements or due to different consumer tastes and trends. If our global growth initiatives are not successful, or if we or any of our third-party vendors fail to comply with any applicable regulations or laws, we may be forced to close stores or cease operations in certain countries, which may result in significant financial harm, the value of our brands may be harmed and our future opportunities for global growth may be negatively affected. Further, the administration of our global expansion may divert management attention and require more resources than we expect. In addition, we are exposed to foreign currency exchange rate risk with respect to our operations denominated in currencies other than the U.S. dollar. Our retail stores in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe expose us to market risk associated with foreign currency exchange rate fluctuations. Although we use instruments to hedge certain foreign currency risks, such hedges may not succeed in offsetting all of the impact of foreign currency rate volatility and generally only delay such impact on our business and financial results. Further, because we do not hedge against all of our foreign currency exposure, our business will continue to be susceptible to foreign currency fluctuations. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of the transactions that we enter into, the currency exchange rates associated with these exposures, changes in those rates and whether we have entered into foreign currency hedge contracts to offset these exposures. All of these factors could materially impact our results of operations, financial position and cash flows.

We have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico and South Korea, as well as e-commerce websites in certain locations. Under these agreements, our franchisees operate stores and/or e-commerce websites that sell goods purchased from us under our brand names. We continue to expand our franchise operations with our existing franchisees as well as seek to identify new franchise partnerships for select countries. The effect of these franchise arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new global markets. In addition, certain aspects of our franchise arrangements are not directly within our control, such as the ability of each franchisee to meet its projections regarding store openings and sales, and the impact of exchange rate fluctuations on their business. Moreover, while the agreements we have entered into may provide us with certain termination rights, to the extent that our franchisees do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. In addition, in connection with these franchise arrangements, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable regulations or laws could have an adverse effect on our results of operations.

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

Approximately 45.7% of our net revenues are generated by our retail stores. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors, including:

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

The specialty e-commerce and retail businesses are highly competitive. We compete with other retailers that market lines of merchandise similar to ours. We compete with national, regional and local businesses that utilize a similar retail store strategy, as well as traditional furniture stores, department stores, direct-to-consumer businesses and specialty stores. The substantial sales growth in the e-commerce industry within the last decade has encouraged the entry of many new competitors, including discount retailers selling similar products at reduced prices, new business models, and an increase in competition from established companies, many of whom are willing to spend significant funds and/or reduce pricing in order to gain market share.

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

Further, we cannot control all of the various factors that might affect our e-commerce fulfillment rates and timely and effective merchandise delivery to our stores. We rely upon third-party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from our stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to our customers. As a result of our dependence on all of these third-party providers, we are subject to risks, including labor disputes (such as the disruptions at the U.S. West Coast ports in early 2015), union organizing activity, inclement weather, natural disasters, the closure of such carriers’ offices or a reduction in operational hours due to an economic slowdown or the inability to sufficiently ramp up operational hours during an economic recovery or upturn, availability of adequate trucking or railway providers, possible acts of terrorism or other factors affecting such carriers’ ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs and costs associated with any regulations to address climate change. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have been volatile and airline and other transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment expenses could negatively affect our business and operating results.

Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results.

Our e-commerce business depends, in part, on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations in our distribution facilities, our customer care centers and on our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone or network services, power outages, inadequate system capacity, system hardware or software issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, insufficient or inadequate labor to fulfill the orders, disruptions in our third-party labor contracts, inefficiencies due to inventory levels and limited distribution facility space, issues with third-party order fulfillment and dropshipping, natural disasters or adverse weather conditions. Industries that are particularly seasonal, such as the home furnishings business, face a higher risk of harm from operational disruptions during peak sales seasons. These problems could result in a reduction in sales as well as increased expenses.

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

Various factors affect comparable brand revenues, including the number, size and location of stores we open, close, remodel or expand in any period, the overall economic and general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation and in our e-commerce business and fluctuations in foreign exchange rates. Among other things, weather conditions have affected, and may continue to affect, comparable brand revenues by limiting our ability to deliver our products to our stores, altering consumer behavior, or requiring us to close certain stores temporarily, thus reducing store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused, and may continue to cause, our comparable brand revenue results to differ materially from prior periods and from earnings guidance we have provided. For example, the overall economic and general retail sales environment, as well as local and global economic conditions, has caused a significant decline in our comparable brand revenue results in the past.

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

With the expansion of our e-commerce business, the development of new brands, acquired brands, and brand extensions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our e-commerce business, including our catalog circulation, might cannibalize a significant portion of our retail sales or our newer brands, brand extensions and products may result in a decrease in sales of existing brands and products. While we recognize that our e-commerce sales and sales from new brands and products cannot be entirely incremental to sales through our retail channel or from existing brands and products, respectively, we seek to attract as many new customers as possible with the most relevant channels, brands and products to meet customer needs and grow our market share. We continually analyze the business results of our channels, brands and products in an effort to find opportunities to build incremental sales.

If we are unable to introduce new brands and brand extensions successfully, or to reposition or close existing brands, our business and operating results may be negatively impacted.

We have in the past and may in the future introduce new brands and brand extensions, reposition brands, close existing brands, or acquire new brands, especially as we continue to expand globally. Our newest brands and brand extensions — Williams Sonoma Home and Mark and Graham, and any other new brands, as well as our acquired brand, Rejuvenation, as well as our expansion into new lines of business, including our recently acquired business, Outward, our new business to business division, which targets commercial businesses across a number of verticals, including commercial furniture and hospitality, and our planned subscription-based services, may not grow as expected. The work involved with integrating new brands or businesses into our existing systems and operations could be time consuming, require significant amounts of management time and result in the diversion of substantial operational resources. Further, if we devote time and resources to new brands, acquired brands, brand extensions, brand repositioning, or new lines of business and those businesses are not as successful as we planned, then we risk damaging our overall business results or incurring impairment charges to write off any existing goodwill or intangible assets associated with previously acquired brands. As a result, we may not be able to introduce new brands in a manner that improves our overall business and/or operating results and may therefore be forced to close the brands or new lines of business, which may damage our reputation and/or negatively impact our operating results.

We must protect and maintain our brand image and reputation.

Our brands have wide recognition, and our success has been due in large part to our ability to maintain, enhance and protect our brand image and reputation and our customers’ connection to our brands. Our continued success depends in part on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. Even if we react appropriately to negative posts or comments about us and/or our brands on social media and online, our customers’ perception of our brand image and our reputation could be negatively impacted. In addition, customer sentiment could be shaped by our sustainability policies and related design, sourcing and operations decisions. Failure to maintain, enhance and protect our brand image could have a material adverse effect on our results of operations.

Any significant changes in tax, trade or other policies in the U.S. or other countries, including policies that restrict imports or increase import tariffs, could have a material adverse effect on our results of operations.

A significant portion of our products are manufactured outside of the U.S. While the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, has not had an adverse effect on our results of operations and is not expected to have an adverse effect on our results of operations going forward, significant changes in tax, trade or other polices either in the U.S. or other countries could significantly increase our tax burden or costs of goods sold. These changes in policies may also require us to increase our prices, which could adversely affect our sales.

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

We are subject to income taxes in many U.S. and certain foreign jurisdictions. Our provision for income taxes is subject to volatility and could be adversely impacted by a number of factors that require significant judgment and estimation. Although we believe our estimates are reasonable, actual results may differ materially from our estimates and adversely affect our financial condition or operating results. We record income tax expense based on our estimates of future payments, which include reserves for our estimates of the additional income tax liability that is more likely than not to result from the ultimate resolution of foreign and domestic tax examinations. At any one time, many tax years are subject to examination by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly and annual effective tax rates as taxable events occur and uncertain tax positions are either evaluated or resolved.

In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or losses in countries with differing statutory tax rates or by changes to existing laws or regulations. For example, the Tax Act has not had an adverse effect on our results of operations and is not expected to have an adverse effect on our results of operations going forward, but it will materially impact our effective tax rate.

Our inability to obtain commercial insurance at acceptable rates or our failure to adequately reserve for self-insured exposures might increase our expenses and have a negative impact on our business.

We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Insurance costs may increase substantially in the future and may be affected by natural disasters, fear of terrorism, financial irregularities, cybersecurity breaches and other fraud at publicly-traded companies, intervention by the government, an increase in the number of claims received by the carriers, and a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies may go out of business or be otherwise unable to fulfill their contractual obligations, or may disagree with our interpretation of the coverage or the amounts owed. In addition, for certain types or levels of risk, such as risks associated with certain natural disasters or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable rates, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured for workers’ compensation, employment practices liability, employee health benefits, product and other general liability claims, among others. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and related expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.

Our inability or failure to protect our intellectual property would have a negative impact on our brands, reputation and operating results.

We may not be able to effectively protect our intellectual property in the U.S. or in foreign jurisdictions, particularly as we continue to expand globally. Our trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names, patents, designs and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction, theft or other misappropriation of our intellectual property could diminish the value of our brands or reputation and cause a decline in our sales. Protection of our intellectual property and maintenance of distinct branding are particularly important as they distinguish our products and services from our competitors. In addition, the costs of developing and protecting our growing intellectual property portfolio may adversely affect our operating results.

We may be subject to legal proceedings that could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There has been a rise in the number of lawsuits against companies like us that gather information in order to market to consumers online or through the mail and, along with other retailers, we have been named in lawsuits for gathering zip code information from our customers. We believe that we have meritorious defenses against these actions, and we will continue to vigorously defend against them. There have also been a growing number of consumer protection, data breach, and e-commerce-related patent infringement in recent years. From time to time, we have been subject to these types of lawsuits. The cost of defending against these types of claims against us or the ultimate resolution of any such claims, whether by settlement or adverse court decision, may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to stockholder lawsuits. Additionally, in recent years there has been an increase in the number of employment claims and, in particular, discrimination and harassment claims. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment- or harassment-related lawsuits have had to terminate management or other key personnel, and have suffered reputational harm that has negatively impacted their business.

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

In addition, we are in the process of replacing our core financial reporting and human capital management systems with new enterprise resource planning systems to standardize our processes worldwide and adopt best-in-class capabilities. During our implementations, and as we utilize the systems going forward, we may experience periodic or prolonged disruption of our core financial and human capital operations, including our ability to complete our financial close and provide accurate financial reporting on a timely basis, and maintain our internal control compliance efforts. We may also experience errors in data and security or technical reliability issues. In order to realize the benefits of our systems, we may be required to change certain business and financial processes, which involves the risk of disruption to our operations or data errors. In addition, we are heavily reliant on third-party vendors for access to our systems and the accuracy of the functionality within the systems. If we encounter implementation or usage problems with these new systems or other related systems and infrastructure, or if the systems do not operate as intended, do not give rise to anticipated benefits, or fail to integrate properly with our other systems or software platforms, then our business, results of operations, and internal controls over financial reporting may be adversely affected.

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

In addition, we are in the process of insourcing certain aspects of our business, including certain technology services and the management of certain furniture manufacturing and delivery, and have recently completed the insourcing of the management of our global vendors, each of which were previously outsourced to third-party providers. We may also need to continue to insource other aspects of our business in the future in order to control our costs and to stay competitive. This may cause disruptions in our business and result in increased cost to us. In addition, if we are unable to perform these functions better than, or at least as well as, our third-party providers, our business may be harmed.

If our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and analysts, our stock price may decline.

We provide public guidance on our expected operating and financial results for future periods. Beginning in fiscal 2019, we have discontinued providing quarterly guidance and instead we will provide guidance on an annual basis only. We believe this approach is better aligned with the long-term view we take in managing our business and our focus on long-term stockholder value creation. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided or the expectations of our investors and analysts, especially in times of economic uncertainty. In the past, when we have reduced our previously provided guidance, the market price of our common stock has declined. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of our investors and analysts or if we reduce our guidance for future periods, the market price of our common stock may decline.

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

We had $224,000,000 remaining for future repurchases under our existing stock repurchase program as of February 3, 2019. In March 2019, our Board of Directors authorized an increase in our stock repurchase program by an additional $500,000,000, as well as an increase in our quarterly cash dividend from $0.43 to $0.48 per common share for an annual cash dividend of $1.92 per share. The stock repurchase program and dividend may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures, which could adversely affect our financial performance. Further, our Board of Directors may, at its discretion, decrease or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited or eliminated at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may negatively impact our stock price.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and our investors’ views of us could be harmed.

We have evaluated and tested our internal controls in order to allow management to report on, and our registered independent public accounting firm to attest to, the effectiveness of our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If we are not able to continue to meet the requirements of Section 404 in a timely manner, or with adequate compliance, we may be required to disclose material weaknesses if they develop or are uncovered, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the New York Stock Exchange. In addition, our internal controls may not prevent or detect all errors and fraud on a timely basis, if at all. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met. If any of the above were to occur, our business and the perception of us in the financial markets could be negatively impacted.

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

In preparing our financial statements we make certain assumptions, judgments and estimates that affect the amounts reported, which, if not accurate, may impact our financial results.

We make assumptions, judgments and estimates that impact amounts reported in our consolidated financial statements for a number of items, including merchandise inventories, property and equipment, goodwill, self-insured liabilities, and income taxes, among others. These assumptions, judgments and estimates are derived from historical experience and various other factors that we believe are reasonable under the circumstances as of the date our consolidated financial statements are prepared. Actual results could differ materially from our estimates, and such differences may impact our financial results.

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

Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any one of our key employees leaves, is seriously injured or unable to work, or fails to perform and we are unable to find a qualified replacement, we may be unable to execute our business strategy. In addition, our main offices are located in the San Francisco Bay Area, where competition for personnel with retail and technology skills can be intense. In addition, several of our strategic initiatives, including our technology and supply chain initiatives, require that we hire and/or develop employees with appropriate experience. We may not be successful in recruiting, retaining and motivating skilled personnel domestically or globally who have the requisite experience to achieve our global business goals, and failure to do so may harm our business. Further, in the event we need to hire additional personnel, we may experience difficulties in attracting and successfully hiring such individuals due to competition for highly skilled personnel, as well as the significantly higher cost of living expenses in our markets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease store locations, distribution and manufacturing facilities, corporate facilities and customer care centers for our U.S. and foreign operations for original terms generally ranging from 5 to 22 years. Certain leases contain renewal options for periods of up to 20 years.

For our store locations, our gross leased store space as of February 3, 2019 totaled approximately 6,557,000 square feet for 625 stores compared to approximately 6,451,000 square feet for 631 stores as of January 28, 2018.

Leased Properties

The following table summarizes the location and size of our leased facilities occupied by us as of February 3, 2019:

Location	Occupied Square Footage (Approximate)
Distribution and Manufacturing Facilities
Mississippi	2,165,000
New Jersey	2,103,000
California	1,432,000
Georgia	1,075,000
Texas	822,000
Tennessee	603,000
North Carolina	412,000
Ohio	265,000
Massachusetts	140,000
Florida	135,000
Oregon	91,000
Colorado	80,000

Corporate Facilities
California	266,000
New York	238,000
Oregon	49,000

Customer Care Centers
Nevada	36,000
Other	32,000

In addition to the above leased properties, we enter into other agreements for offsite storage needs for our distribution facilities and our retail store locations, as necessary. As of February 3, 2019, the total leased space relating to these properties was not material to us and is not included in the occupied square footage reported above.

Owned Properties

As of February 3, 2019, we owned 471,000 square feet of space, primarily in California, for our corporate headquarters and certain data center operations.

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

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The closing price of our common stock on the NYSE on March 31, 2019 was $56.27.

STOCKHOLDERS

The number of stockholders of record of our common stock as of March 31, 2019 was 320. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Among Williams-Sonoma, Inc., the NYSE Composite Index,

and S&P Retailing

*	$100 invested on 2/2/14 in stock or index, including reinvestment of dividends. Fiscal year ending February 3.

	2/2/14	2/1/15	1/31/16	1/29/17	1/28/18	2/03/19
Williams-Sonoma, Inc.	100.00	146.32	98.58	93.24	108.08	112.76
NYSE Composite Index	100.00	108.27	101.44	122.00	151.10	140.18
S&P Retailing	100.00	119.10	140.73	167.81	241.26	249.58

* Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indices are re-weighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

STOCK REPURCHASE PROGRAMS

During fiscal 2018, we repurchased 5,373,047 shares of our common stock at an average cost of $54.96 per share and a total cost of $295,304,000. In March 2019, our Board of Directors authorized an increase in the amount available for repurchase under our existing stock repurchase plan by an additional $500,000,000. During fiscal 2017, we repurchased 4,050,697 shares of our common stock at an average cost of $48.43 per share and a total cost of $196,179,000. During fiscal 2016, we repurchased 2,871,480 shares of our common stock at an average cost of $52.68 per share and a total cost of $151,272,000.

The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2018 under our stock repurchase program:

Fiscal period		Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program[1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
October 29, 2018	– November 25, 2018	141,671	$ 59.12	141,671	$ 290,522,000
November 26, 2018	– December 30, 2018	1,074,046	$ 48.96	1,074,046	$ 237,934,000
December 31, 2018	– February 3, 2019	273,455	$ 51.63	273,455	$ 223,815,000
Total		1,489,172	$ 50.42	1,489,172	$ 223,815,000

[1]	Excludes shares withheld for employee taxes upon vesting of stock-based awards.

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

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

In thousands, except percentages, per share amounts and retail stores data	Fiscal 2018[1] (53 Weeks)	Fiscal 2017 (52 Weeks)	Fiscal 2016 (52 Weeks)		Fiscal 2015 (52 Weeks)	Fiscal 2014 (52 Weeks)
Results of Operations
Net revenues	$5,671,593	$5,292,359	$5,083,812		$4,976,090	$4,698,719
Net revenue growth	7.2%	4.1%	2.2%		5.9%	7.1%
Comparable brand revenue growth[2]	3.7%	3.2%	0.7%		3.7%	7.1%
Gross profit	$2,101,013	$1,931,711	$1,883,310		$1,844,214	$1,800,504
Gross margin	37.0%	36.5%	37.0%		37.1%	38.3%
Operating income	$435,953	$453,811	$472,599		$488,634	$502,265
Operating margin[3]	7.7%	8.6%	9.3%		9.8%	10.7%
Net earnings	$333,684	$259,545	$305,387		$310,068	$308,854
Basic earnings per share	$4.10	$3.03	$3.45		$3.42	$3.30
Diluted earnings per share	$4.05	$3.02	$3.41		$3.37	$3.24
Shares used in calculation of earnings per share: Basic	81,420	85,592	88,594		90,787	93,634
Diluted	82,340	86,080	89,462		92,102	95,200
Financial Position
Working capital[4]	$619,531	$628,622	$405,924		$339,673	$515,975
Total assets	$2,812,844	$2,785,749	$2,476,879		$2,417,427	$2,330,277
Return on assets	11.9%	9.9%	12.5%		13.1%	13.2%
Net cash provided by operating activities	$585,986	$499,704	$524,709		$544,026	$461,697
Capital expenditures	$190,102	$189,712	$197,414		$202,935	$204,800
Long-term debt and other long-term liabilities	$380,944	$372,226	$71,215		$49,713	$62,698
Stockholders’ equity	$1,155,714	$1,203,566	$1,248,220		$1,198,226	$1,224,706
Stockholders’ equity per share (book value)	$14.66	$14.37	$14.29		$13.38	$13.33
Return on equity	28.3%	21.2%	25.0%		25.6%	24.9%
Annual dividends declared per share	$1.72	$1.56	$1.48		$1.40	$1.32
E-commerce Net Revenues
E-commerce net revenue growth	10.9%	5.5%	4.4%		6.4%	12.1%
E-commerce net revenues as a percent of net revenues	54.3%	52.5%	51.8%		50.7%	50.5%
Retail Net Revenues
Retail net revenue growth (decline)	3.0%	2.6%	(0.1%	)	5.4%	2.4%
Retail net revenues as a percent of net revenues	45.7%	47.5%	48.2%		49.3%	49.5%
Number of stores at year-end	625	631	629		618	601
Store selling square footage at year-end	4,105,000	4,019,000	3,951,000		3,827,000	3,684,000
Store leased square footage at year-end	6,557,000	6,451,000	6,359,000		6,163,000	5,965,000

[1]

In fiscal 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, using the modified retrospective method. Amounts reported for fiscal 2017 and prior years have not been adjusted, and continue to be reported in accordance with previous revenue recognition guidance. See Note A to the Consolidated Financial Statements.

[2]

Comparable brand revenue is calculated on a 52-week to 52-week basis, with the exception of fiscal 2018 which is calculated on a 53-week to 53-week basis. See definition of comparable brand revenue within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

[3]	Operating margin is defined as operating income as a percent of net revenues.
[4]

In fiscal 2015, we prospectively adopted Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, and now present both deferred tax assets and deferred tax liabilities as noncurrent in our Consolidated Balance Sheets. Prior balance sheets were not retrospectively adjusted and, as a result, working capital for fiscal 2014 may not be comparable to other years.

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

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 53 weeks ended February 3, 2019 (“fiscal 2018”), the 52 weeks ended January 28, 2018 (“fiscal 2017”), and the 52 weeks ended January 29, 2017 (“fiscal 2016”) should be read in conjunction with our Consolidated Financial Statements and notes thereto. As fiscal 2018 is a 53-week year as compared to a 52-week year in fiscal 2017, our discussion of fiscal 2018 results below includes approximately $85,000,000 of net revenues and $0.10 of diluted earnings per share associated with the additional week. All explanations of changes in operational results are discussed in order of magnitude.

OVERVIEW

Net revenues in fiscal 2018, including the impact of the additional week, increased by $379,234,000, or 7.2%, compared to fiscal 2017, with comparable brand revenue growth of 3.7%. This increase in net revenues was driven by a 10.9% increase in e-commerce net revenues and a 3.0% increase in retail net revenues, with particular strength in furniture. Total fiscal 2018 net revenue growth was partially attributable to a 1.6% increase in store leased square footage and a 5.7% increase in international revenues, primarily related to our company-owned international operations, as well as the favorable impact of the adoption of ASU 2014-09 primarily associated with the reclassification of other income from selling, general and administrative expenses into net revenues (see Note A to our Consolidated Financial Statements). Revenue growth was also supported by our double digit new customer growth, which reflects the success of our strategies to increase customer acquisition and drive our future growth.

All brands delivered positive comparable brand revenue growth in fiscal 2018. Growth in Pottery Barn accelerated from last year, driven by strength in e-commerce and growth in new businesses: Marketplace and Pottery Barn Apartment, as well as strong upholstery growth. The Pottery Barn Kids and Teen business improved from last year, delivering combined comparable brand revenue growth of 2.8%. Our Baby business continued to gain momentum attracting new customers as the entry point to our brand and through registry creations. West Elm had another year of double digit net revenue growth driven by strong e-commerce performance and continued strength in the core furniture business. The Williams Sonoma brand delivered comparable brand revenue growth of 1.7%. And, our emerging brands, Rejuvenation and Mark and Graham, continued to scale with double digit net revenue growth and increased profitability.

Across the business, fiscal 2018 was a year of delivering more compelling experiences for our customers. As part of our strategic priority of digital leadership, we enhanced the e-commerce experience through two differentiators: content and convenience. In fiscal 2018, we updated our shop path with more accurate and engaging content that is inspirational and drives conversion. We also enhanced our product information pages with a focus on product quality and reasons to buy. To provide our customers with omni-channel convenience, we launched Buy Online Pickup In Store in our brands and are in the process of scaling other fulfillment capabilities such as Buy Online Ship To Store and Buy Online Ship From Store. As a result, our e-commerce revenue growth almost doubled in fiscal 2018. With over 54% of our business conducted online, we are among the top 25 e-commerce retailers in North America.

We are using cross-brand initiatives to strengthen our position as the resource for all home furnishing, cooking and entertaining needs. In fiscal 2018, we continued to scale our loyalty program, The Key, where we have seen strong membership growth over the past year, as well as our complimentary design service, Design Crew. We also launched two new initiatives during the year: Design Crew Room Planner and The One Registry collective, both of which are enabling a more personalized and convenient shopping experience for our customers.

In our supply chain, we continued to drive operational improvements in fiscal 2018. In our non-furniture business, our order consolidation efforts and continued improvement in distribution center productivity enabled us to lower our cartons-per-order and order-to-delivery time so that our customers received their orders faster this holiday season and with less waste. Additionally, we were proud to be recognized once again by Barron’s for all of our sustainability efforts across the business. At a ranking of number 24, we were the only company in our industry to be among the financial publication’s annual list of 100 Most Sustainable U.S. companies.

In summary, 2018 was another year of solid financial and operational accomplishments resulting in earnings and cash flow generation that allowed us to return approximately $435,629,000 to our stockholders through stock repurchases and dividends.

Over the next few years, we plan target whitespace in the market; we plan to drive cross-brand initiatives that leverage our platform; and we plan to bring technology innovation and continued improvement in customer experience. We have a strong foundation to support the execution of our initiatives in fiscal 2019 and beyond, as well as to deliver long-term shareholder value.

Results of Operations

NET REVENUES

Net revenues consist of e-commerce net revenues and retail net revenues. E-commerce net revenues include sales of merchandise to customers through our e-commerce websites and our catalogs, as well as shipping fees. Retail net revenues include sales of merchandise to customers at our retail stores and to our franchisees, as well as shipping fees on any products shipped to our customers’ homes. Shipping fees consist of revenue received from customers for delivery of merchandise to their homes. Revenues are presented net of sales returns and other discounts. Due to the adoption of ASU 2014-09 in fiscal 2018, certain incentives received from credit card issuers as well as breakage income related to our unredeemed stored-value cards are now presented within net revenues (see Note A to our Consolidated Financial Statements).

In thousands	Fiscal 2018 (53 Weeks)	% Total	Fiscal 2017 (52 Weeks)	% Total	Fiscal 2016 (52 Weeks)	% Total
E-commerce net revenues	$3,082,064	54.3%	$2,778,457	52.5%	$2,633,602	51.8%
Retail net revenues	2,589,529	45.7%	2,513,902	47.5%	2,450,210	48.2%
Net revenues	$5,671,593	100.0%	$5,292,359	100.0%	$5,083,812	100.0%

Net revenues in fiscal 2018, including the impact of the additional week of net revenues, increased by $379,234,000 or 7.2%, compared to fiscal 2017, with comparable brand revenue growth of 3.7%. This increase in net revenues was driven by a 10.9% increase in e-commerce net revenues (primarily driven by West Elm, Pottery Barn and Pottery Barn Kids and Teen) and a 3.0% increase in retail net revenues (primarily driven by West Elm and Pottery Barn), with particular strength in furniture. Total fiscal 2018 net revenue growth was partially attributable to a 1.6% increase in store leased square footage and a 5.7% increase in international revenues primarily related to our company-owned international operations, as well as the favorable impact of the adoption of ASU 2014-09 primarily associated with the reclassification of other income from selling, general and administrative expenses into net revenues (see Note A to our Consolidated Financial Statements).

Net revenues in fiscal 2017 increased by $208,547,000 or 4.1%, compared to fiscal 2016, with comparable brand revenue growth of 3.2%. This increase in net revenues was driven by a 5.5% increase in e-commerce net revenues (primarily driven by West Elm, Williams Sonoma and Rejuvenation) and a 2.6% increase in retail net revenues (primarily driven by Pottery Barn and West Elm), with particular strength in furniture. Total fiscal 2017 net revenue growth was partially attributable to a 1.4% increase in store leased square footage primarily due to 2 net new stores, and a 2.2% increase in international revenues primarily related to our company-owned international operations.

The following table summarizes our net revenues by brand for fiscal 2018, fiscal 2017 and fiscal 2016:

In thousands	Fiscal 2018 (53 Weeks)	Fiscal 2017 (52 Weeks)	Fiscal 2016 (52 Weeks)
Pottery Barn	$2,177,344	$2,066,302	$2,024,218
West Elm	1,292,928	1,114,339	971,568
Williams Sonoma	1,056,125	1,022,434	1,002,194
Pottery Barn Kids and Teen[1]	895,762	860,468	873,199
Other[2]	249,434	228,816	212,633
Total	$5,671,593	$5,292,359	$5,083,812

[1]	Net revenues of the Pottery Barn Kids and PBteen brands are being reported on a combined basis as Pottery Barn Kids and Teen.
[2]	Primarily consists of net revenues from our international franchise operations, Rejuvenation and Mark and Graham.

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

Comparable brand revenue growth (decline)[1]	Fiscal 2018 (53 Weeks)	Fiscal 2017 (52 Weeks)		Fiscal 2016 (52 Weeks)
Pottery Barn	1.2%	1.0%		(3.5%	)
West Elm	9.5%	10.2%		12.8%
Williams Sonoma	1.7%	3.2%		1.3%
Pottery Barn Kids and Teen	2.8%	(1.7%	)	(2.8%	)
Total[2]	3.7%	3.2%		0.7%

[1]	Comparable brand revenue is calculated on a 53-week to 53-week basis for fiscal 2018 and on a 52-week to 52-week basis for fiscal 2017 and fiscal 2016.
[2]	Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

RETAIL STORE DATA

In thousands	Fiscal 2018 (53 Weeks)	Fiscal 2017 (52 Weeks)	Fiscal 2016 (52 Weeks)
Retail net revenues	$2,589,529	$2,513,902	$2,450,210
Retail net revenue growth (decline)	3.0%	2.6%	(0.1%	)
Store count – beginning of year	631	629	618
Store openings[1]	23	28	29
Store closings[1]	(29)	(26)	(18)
Store count – end of year	625	631	629
Store selling square footage at year-end	4,105,000	4,019,000	3,951,000
Store leased square footage (“LSF”) at year-end	6,557,000	6,451,000	6,359,000

[1]

Store openings and closings in fiscal 2017 include two Williams Sonoma, two Pottery Barn and one West Elm temporary closures in Puerto Rico and Florida due to hurricanes in these areas. These stores reopened during the fourth quarter of fiscal 2017.

	Fiscal 2018		Fiscal 2017		Fiscal 2016
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams Sonoma	220	6,900	228	6,700	234	6,600
Pottery Barn	205	14,200	203	13,900	201	13,900
West Elm	112	13,100	106	13,100	98	13,300
Pottery Barn Kids	78	7,500	86	7,400	89	7,400
Rejuvenation	10	8,500	8	8,800	7	9,100
Total	625	10,500	631	10,200	629	10,100

COST OF GOODS SOLD

In thousands	Fiscal 2018 (53 Weeks)	% Net Revenues	Fiscal 2017 (52 Weeks)	% Net Revenues	Fiscal 2016 (52 Weeks)	% Net Revenues
Cost of goods sold[1]	$3,570,580	63.0%	$3,360,648	63.5%	$3,200,502	63.0%

[1]	Includes occupancy expenses of $702,537, $683,958 and $664,177 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

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

Our classification of expenses in cost of goods sold may not be comparable to other public companies, as we do not include non-occupancy-related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third-party warehouse management and other distribution-related administrative expenses, are recorded in selling, general and administrative expenses.

Within our reportable segments, the e-commerce channel does not incur freight-to-store or store occupancy expenses, and typically operates with lower markdowns and inventory shrinkage than the retail channel. However, the e-commerce channel incurs higher customer shipping, damage and replacement costs than the retail channel.

Fiscal 2018 vs. Fiscal 2017

Cost of goods sold increased by $209,932,000, or 6.2%, in fiscal 2018 compared to fiscal 2017. Cost of goods sold as a percentage of net revenues decreased to 63.0% in fiscal 2018 from 63.5% in fiscal 2017. This decrease was primarily driven by the leverage of occupancy costs and includes the favorable impact from the adoption of ASU 2014-09, primarily associated with the reclassification of other income from selling, general and administrative expenses into net revenues.

In the e-commerce channel, cost of goods sold as a percentage of net revenues decreased in fiscal 2018 compared to fiscal 2017, primarily driven by higher selling margins.

In the retail channel, cost of goods sold as a percentage of net revenues increased in fiscal 2018 compared to fiscal 2017, primarily driven by lower selling margins, partially offset by the leverage of occupancy costs.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In thousands	Fiscal 2018 (53 weeks)[1]	% Net Revenues[1]	Fiscal 2017 (52 weeks)	% Net Revenues	Fiscal 2016 (52 weeks)	% Net Revenues
Selling, general and administrative expenses	$1,665,060	29.4%	$1,477,900	27.9%	$1,410,711	27.7%

[1]	Includes the impact of the adoption of ASU 2014-09 primarily from the reclassification of other income from selling, general and administrative expenses into net revenues.

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

Fiscal 2018 vs. Fiscal 2017

Selling, general and administrative expenses increased by $187,160,000, or 12.7%, in fiscal 2018 compared to fiscal 2017. Selling, general and administrative expenses as a percentage of net revenues increased to 29.4% in fiscal 2018 from 27.9% in fiscal 2017. This increase as a percentage of net revenues was driven by an increase in general expenses primarily from the reclassification of other income from selling, general and administrative expenses into net revenues due to the adoption of ASU 2014-09, an increase in incentive compensation, as well as increased hourly wages and digital advertising from the reinvestment of tax savings, the impact from our acquisition of Outward, and impairment and early lease termination charges related to underperforming retail stores. This was partially offset by the optimization of catalog advertising costs.

In the e-commerce channel, selling, general and administrative expenses as a percentage of net revenues increased in fiscal 2018 compared to fiscal 2017, driven by an increase in general expenses primarily associated with the reclassification of other income from selling, general and administrative expenses into net revenues, the impact from our acquisition of Outward, as well as increased hourly wages and digital advertising from the reinvestment of tax savings, partially offset by the optimization of catalog advertising costs.

In the retail channel, selling, general and administrative expenses as a percentage of net revenues increased in fiscal 2018 compared to fiscal 2017, driven by an increase in general expenses primarily associated with the reclassification of other income from selling, general and administrative expenses into net revenues as well as impairment and early lease termination charges related to underperforming retail stores.

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

INCOME TAXES

The 2017 Tax Cuts and Jobs Act (“the Tax Act”) was enacted on December 22, 2017. Among other things, the Tax Act reduced the corporate income tax rate to 21% as of January 1, 2018, introduced a new tax on global intangible low-taxed income (“GILTI”), and implemented a modified territorial tax system that includes a transition tax on deemed repatriated earnings of foreign subsidiaries.

Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017 provided us with up to one year to finalize our measurement of the income tax effects of the Tax Act on our fiscal year ended January 28, 2018. As of January 28, 2018, we had made reasonable estimates of the income tax effects of the Tax Act, including the transition tax under Internal Revenue Code section 965.

As of February 3, 2019, we have completed the accounting for the income tax effects of the Tax Act based on our current interpretation of available notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service. As a result, during fiscal 2018 we recorded an immaterial adjustment to the fiscal 2017 provisional transition tax amount. In addition, during fiscal 2018, we booked a net tax benefit of approximately $10,576,000 from the re-measurement of our deferred tax assets.

We have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we intended to utilize those earnings in our foreign operations for an indefinite period of time. Under Internal Revenue Code section 965 of the Tax Act, we are deemed to have distributed all the post-1986 earnings of our foreign subsidiaries to the U.S. as of December 31, 2017. In light of the Tax Act, we re-evaluated our permanent reinvestment assertion with respect to unremitted foreign earnings, and we are now only permanently reinvested with respect to our foreign earnings in Canada beginning in fiscal 2018. As a result, we recorded approximately $1,493,000 of foreign withholding tax and additional state income tax in fiscal 2018. As of February 3, 2019, the post-fiscal 2017 earnings of our Canadian subsidiary are permanently reinvested. If we did not consider these earnings to be permanently reinvested, the deferred tax liability would have been immaterial as of February 3, 2019.

In fiscal 2018, we are subject to several provisions of the Tax Act, including GILTI, the base erosion anti-abuse tax and a deduction for foreign-derived intangible income. We have elected to account for GILTI as a periodic expense when the tax arises. The net impact due to these provisions was immaterial in fiscal 2018.

Our effective tax rate was 22.3% for fiscal 2018, 42.6% for fiscal 2017 and 35.3% for fiscal 2016. The decrease in the effective tax rate from fiscal 2017 was primarily due to the reduction of the U.S. corporate income tax rate from 35% to 21% as of January 1, 2018 as a result of the Tax Act, as well as the tax benefit from the true up of the remeasurement of our deferred tax assets under SAB 118.

LIQUIDITY AND CAPITAL RESOURCES

As of February 3, 2019, we held $338,954,000 in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts and money market funds, and of which $185,810,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2019, we plan to use our cash resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, stock repurchases and dividend payments, and property and equipment purchases. In addition to our cash balances on hand, we have a credit facility which provides for a $500,000,000 unsecured revolving line of credit (“revolver”), and a $300,000,000 unsecured term loan facility (“term loan”). The revolver may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. During fiscal 2018, we had borrowings under the revolver of $60,000,000, all of which were repaid in the fourth quarter of fiscal 2018. During fiscal 2017, we had borrowings under the revolver of $170,000,000, all of which were repaid in the fourth quarter of fiscal 2017. As of February 3, 2019, we had $300,000,000 outstanding under our term loan. The term loan matures on January 8, 2021, at which point all outstanding principal and any accrued interest must be repaid. Additionally, as of February 3, 2019, a total of $11,732,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

Additionally, we have three unsecured letter of credit reimbursement facilities, which were amended during the year, for a total of $70,000,000, of which an aggregate of $6,820,000 was outstanding as of February 3, 2019. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title.

We are currently in compliance with all of our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance throughout fiscal 2019. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For fiscal 2018, net cash provided by operating activities was $585,986,000 compared to $499,704,000 in fiscal 2017. For fiscal 2018, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, an increase in accounts payable and accrued expenses and other liabilities, as well as an increase in gift card and other deferred revenue, partially offset by an increase in merchandise inventories and prepaid expenses and other assets and a decrease in income taxes payable. This represents an increase in net cash provided by operating activities compared to fiscal 2017 primarily due to an increase in accounts payable and accrued expenses and other liabilities offset by a change in income taxes payable.

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

Cash Flows from Investing Activities

For fiscal 2018, net cash used in investing activities was $187,899,000 compared to $269,760,000 in fiscal 2017, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities compared to fiscal 2017 is lower due to the acquisition of Outward in fiscal 2017 (see Note O to our Consolidated Financial Statements).

For fiscal 2017, net cash used in investing activities was $269,760,000 compared to $196,975,000 in fiscal 2016, and was primarily attributable to purchases of property and equipment and the acquisition of Outward. Net cash used in investing activities compared to fiscal 2016 increased due to the acquisition of Outward.

Cash Flows from Financing Activities

For fiscal 2018, net cash used in financing activities was $450,066,000 compared to $51,707,000 in fiscal 2017. For fiscal 2018, net cash used in financing activities was primarily attributable to repurchases of common stock of $295,304,000 and the payment of dividends of $140,325,000. Net cash used in financing activities compared to fiscal 2017 decreased primarily due to term loan borrowings in fiscal 2017 and an increase in repurchases of common stock in fiscal 2018.

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

Dividends

In fiscal 2018, fiscal 2017 and fiscal 2016, total cash dividends declared were approximately $144,609,000, or $1.72 per common share, $135,779,000, or $1.56 per common share, and $133,588,000, or $1.48 per common share, respectively. In March 2019, our Board of Directors authorized a $0.05, or 11.6%, increase in our quarterly cash dividend, from $0.43 to $0.48 per common share, for an annual cash dividend of $1.92 per share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.

Stock Repurchase Programs

See section titled Stock Repurchase Programs within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Contractual Obligations

The following table provides summary information concerning our future contractual obligations as of February 3, 2019:

	Payments Due by Period[1]
In thousands	Fiscal 2019	Fiscal 2020 to Fiscal 2022	Fiscal 2023 to Fiscal 2024	Thereafter	Total
Long-term debt [2]	$—	$300,000	$—	$—	$300,000
Interest	10,898	10,232	—	—	21,130
Operating leases[3]	292,387	678,447	298,086	422,024	1,690,944
Purchase obligations[4]	960,132	29,271	186	—	989,589
Total	$1,263,417	$1,017,950	$298,272	$422,024	$3,001,663

[1]

This table excludes $40.6 million of liabilities for unrecognized tax benefits associated with uncertain tax positions as we are not able to reasonably estimate when and if cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in our accompanying Consolidated Balance Sheet as of February 3, 2019.

[2]	Long-term debt consists of term loan borrowings under our credit facility. See Note C to our Consolidated Financial Statements for discussion of our borrowing arrangements.
[3]

Projected undiscounted payments include only those amounts that are fixed and determinable as of the reporting date. See Note E to our Consolidated Financial Statements for discussion of our operating leases.

[4]	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements.

Other Contractual Obligations

We have other liabilities reflected in our Consolidated Balance Sheet. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2019, which are included in our current liabilities as of February 3, 2019.

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

Commercial Commitments

The following table provides summary information concerning our outstanding commercial commitments as of February 3, 2019:

	Amount of Outstanding Commitment Expiration by Period[1]
In thousands	Fiscal 2019	Fiscal 2020 to Fiscal 2022	Fiscal 2023 to Fiscal 2024	Thereafter	Total
Standby letters of credit	$11,732	$—	$—	$—	$11,732
Letter of credit facilities	6,820	—	—	—	6,820
Total	$18,552	$—	$—	$—	$18,552

[1]	See Note C to our Consolidated Financial Statements for discussion of our borrowing arrangements.

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

Merchandise Inventories

Merchandise inventories, net of an allowance for shrinkage and obsolescence, are stated at the lower of cost (weighted average method) or market. To determine if the value of our inventory should be reduced below cost, we consider current and anticipated demand, customer preferences and age of the merchandise. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We reserve for obsolescence based on historical trends of inventory sold below cost and specific identification.

Reserves for shrinkage are estimated and recorded throughout the year as a percentage of net sales based on historical shrinkage results, cycle count results within our distribution centers, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our cycle count and year end physical inventory counts and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution facilities, off-site storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no shrinkage reserve at year-end, with the exception of a cycle count reserve based on the historical cycle count results in our distribution centers. This reserve was not material to our Consolidated Financial Statements as of February 3, 2019. Historically, actual shrinkage has not differed materially from our estimates.

Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on our net earnings. As of February 3, 2019 and January 28, 2018, our inventory obsolescence reserves were $13,580,000 and $12,649,000, respectively.

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

During fiscal 2018, we recorded asset impairment charges of approximately $9,639,000, related to our retail stores, which is recorded within selling, general and administrative expenses. During fiscal 2017, we did not record any asset impairment charges. During fiscal 2016, we recorded asset impairment charges of approximately $1,765,000 related to our retail stores.

Business Combinations

We account for acquired businesses when we obtain control of the business using the acquisition method of accounting. Assets acquired and liabilities assumed are recorded based upon the estimated fair value as of the acquisition date. Estimated fair values represent the estimated price that would be paid by a third-party market participant based upon the highest and best use of the assets acquired or liabilities assumed. The determination of the fair value of assets acquired and liabilities assumed requires significant judgment and estimates. In making such judgments and estimates, we utilize inputs from independent third-party valuation specialists and other internal sources. Any excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. Acquisition-related expenses are expensed as incurred. During fiscal 2017, we acquired Outward (see Note O to our Consolidated Financial Statements). During the second quarter of fiscal 2018, we finalized the valuation of intangible assets acquired, which primarily represent 3-D imaging data and core intellectual property which are being amortized over a useful life of four years.

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

As of February 3, 2019 and January 28, 2018, we had goodwill of $85,382,000 and $18,838,000, respectively, primarily related to our fiscal 2017 acquisition of Outward and our fiscal 2011 acquisition of Rejuvenation, Inc. In fiscal 2018, fiscal 2017, and fiscal 2016, we performed a qualitative assessment of potential goodwill impairment and determined it was more likely than not that the fair value of each of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed. We did not recognize any goodwill impairment in fiscal 2018, fiscal 2017, or fiscal 2016.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits, product and other general liability claims. We record self-insurance liability reserves based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported, based on an actuarial analysis of historical claims data. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different number of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for workers’ compensation, employee health benefits, product and other general liability claims were $28,542,000 and $26,370,000 as of February 3, 2019 and January 28, 2018, respectively.

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

Interest Rate Risk

Our revolver and our term loan each have a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. As of February 3, 2019, we had $300,000,000 outstanding under the term loan, and during fiscal 2018 we had borrowings of $60,000,000 under the revolver, all of which were repaid in the fourth quarter of fiscal 2018. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instruments would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of February 3, 2019, our investments, made primarily in interest bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us during fiscal 2018 or fiscal 2017. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our retail and/or e-commerce businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in fiscal 2018, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note L to our Consolidated Financial Statements).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.

Consolidated Statements of Earnings

In thousands, except per share amounts	Fiscal 2018 (53 weeks)	Fiscal 2017 (52 weeks)	Fiscal 2016 (52 weeks)
E-commerce net revenues	$ 3,082,064	$ 2,778,457	$ 2,633,602
Retail net revenues	2,589,529	2,513,902	2,450,210
Net revenues	5,671,593	5,292,359	5,083,812
Cost of goods sold	3,570,580	3,360,648	3,200,502
Gross profit	2,101,013	1,931,711	1,883,310
Selling, general and administrative expenses	1,665,060	1,477,900	1,410,711
Operating income	435,953	453,811	472,599
Interest (income) expense, net	6,706	1,372	688
Earnings before income taxes	429,247	452,439	471,911
Income taxes	95,563	192,894	166,524
Net earnings	$ 333,684	$ 259,545	$ 305,387
Basic earnings per share	$ 4.10	$ 3.03	$ 3.45
Diluted earnings per share	$ 4.05	$ 3.02	$ 3.41
Shares used in calculation of earnings per share:
Basic	81,420	85,592	88,594
Diluted	82,340	86,080	89,462

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Comprehensive Income

In thousands	Fiscal 2018 (53 weeks)	Fiscal 2017 (52 weeks)	Fiscal 2016 (52 weeks)
Net earnings	$ 333,684	$ 259,545	$ 305,387
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,032)	3,730	1,523
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $390, $(259) and $(327)	1,098	(715)	(916)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $122, $(38) and $(41)	(357)	106	106
Comprehensive income	$ 329,393	$ 262,666	$ 306,100

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Balance Sheets

In thousands, except per share amounts	Feb. 3, 2019	Jan. 28, 2018
ASSETS
Current assets
Cash and cash equivalents	$338,954	$390,136
Accounts receivable, net	107,102	90,119
Merchandise inventories, net	1,124,992	1,061,593
Prepaid catalog expenses	—	20,517
Prepaid expenses	101,356	62,204
Other current assets	21,939	11,876
Total current assets	1,694,343	1,636,445
Property and equipment, net	929,635	932,283
Deferred income taxes, net	44,055	67,306
Goodwill	85,382	18,838
Other long-term assets, net	59,429	130,877
Total assets	$2,812,844	$2,785,749
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$526,702	$457,144
Accrued expenses	163,559	134,207
Gift card and other deferred revenue	290,445	300,607
Income taxes payable	21,461	56,783
Other current liabilities	72,645	59,082
Total current liabilities	1,074,812	1,007,823
Deferred rent and lease incentives	201,374	202,134
Long-term debt	299,620	299,422
Other long-term liabilities	81,324	72,804
Total liabilities	1,657,130	1,582,183
Commitments and contingencies – See Note I
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—
Common stock: $.01 par value; 253,125 shares authorized; 78,813 and 83,726 shares issued and outstanding at February 3, 2019 and January 28, 2018, respectively	789	837
Additional paid-in capital	581,900	562,814
Retained earnings	584,333	647,422
Accumulated other comprehensive loss	(11,073)	(6,782)
Treasury stock – at cost: 2 and 11 shares as of February 3, 2019 and January 28, 2018, respectively	(235)	(725)
Total stockholders’ equity	1,155,714	1,203,566

Total liabilities and stockholders’ equity	$2,812,844	$2,785,749

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount

Balance at January 31, 2016	89,563	$896	$541,307	$668,545	$(10,616)	$(1,906)	$1,198,226

Net earnings	—	—	—	305,387	—	—	305,387
Foreign currency translation adjustments	—	—	—	—	1,523	—	1,523
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(916)	—	(916)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	106	—	106
Exercise of stock-based awards and related tax effect	39	—	4,762	—	—	—	4,762
Conversion/release of stock-based awards[1]	594	6	(26,805)	—	—	(263)	(27,062)
Repurchases of common stock	(2,871)	(29)	(12,684)	(138,559)	—	—	(151,272)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(706)	(83)	—	789	—
Stock-based compensation expense	—	—	51,054	—	—	—	51,054
Dividends declared	—	—	—	(133,588)	—	—	(133,588)
Balance at January 29, 2017	87,325	873	556,928	701,702	(9,903)	(1,380)	1,248,220

Net earnings	—	—	—	259,545	—	—	259,545
Foreign currency translation adjustments	—	—	—	—	3,730	—	3,730
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(715)	—	(715)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	106	—	106
Conversion/release of stock-based awards[1]	452	5	(17,810)	—	—	(325)	(18,130)
Repurchases of common stock	(4,051)	(41)	(18,518)	(177,620)	—	—	(196,179)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(554)	(426)	—	980	—
Stock-based compensation expense	—	—	42,768	—	—	—	42,768
Dividends declared	—	—	—	(135,779)	—	—	(135,779)
Balance at January 28, 2018	83,726	837	562,814	647,422	(6,782)	(725)	1,203,566

Net earnings	—	—	—	333,684	—	—	333,684
Foreign currency translation adjustments	—	—	—	—	(5,032)	—	(5,032)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1,098	—	1,098
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(357)	—	(357)
Conversion/release of stock-based awards[1]	460	5	(14,149)	—	—	(291)	(14,435)
Repurchases of common stock	(5,373)	(53)	(25,775)	(269,476)	—	—	(295,304)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(418)	(363)	—	781	—
Stock-based compensation expense	—	—	59,428	—	—	—	59,428
Dividends declared	—	—	—	(144,609)	—	—	(144,609)
Adoption of accounting pronouncements[2]	—	—	—	17,675	—	—	17,675
Balance at February 3, 2019	78,813	$789	$581,900	$584,333	$(11,073)	$(235)	$1,155,714

1	Amounts are shown net of shares withheld for employee taxes.

2	Primarily relates to our adoption of ASU 2014-09 in fiscal 2018. See Note A.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Consolidated Statements of Cash Flows

In thousands	Fiscal 2018 (53 Weeks)	Fiscal 2017 (52 Weeks)	Fiscal 2016 (52 Weeks)
Cash flows from operating activities:
Net earnings	$333,684	$259,545	$305,387
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	188,808	183,077	173,195
Loss on disposal/impairment of assets	10,209	1,889	3,806
Amortization of deferred lease incentives	(26,199)	(25,372)	(25,212)
Deferred income taxes	23,639	63,381	7,114
Tax benefit related to stock-based awards	—	—	3,230
Excess tax benefit related to stock-based awards	—	—	(4,894)
Stock-based compensation expense	59,802	42,988	51,116
Other	(579)	(135)	(423)
Changes in:
Accounts receivable	(15,329)	149	(9,794)
Merchandise inventories	(70,331)	(80,235)	4,493
Prepaid catalog expenses	—	(1,019)	6,448
Prepaid expenses and other assets	(54,691)	(15,475)	(7,521)
Accounts payable	62,377	2,549	4,276
Accrued expenses and other liabilities	45,976	9,597	19,712
Gift card and other deferred revenue	38,899	(3,002)	2,020
Deferred rent and lease incentives	24,929	28,226	35,559
Income taxes payable	(35,208)	33,541	(43,803)
Net cash provided by operating activities	585,986	499,704	524,709
Cash flows from investing activities:
Purchases of property and equipment	(190,102)	(189,712)	(197,414)
Acquisition of Outward, Inc., net of cash received	—	(80,528)	—
Other	2,203	480	439
Net cash used in investing activities	(187,899)	(269,760)	(196,975)
Cash flows from financing activities:
Repurchases of common stock	(295,304)	(196,179)	(151,272)
Payment of dividends	(140,325)	(135,010)	(133,539)
Borrowings under revolving line of credit	60,000	170,000	125,000
Repayments of borrowings under revolving line of credit	(60,000)	(170,000)	(125,000)
Tax withholdings related to stock-based awards	(14,437)	(18,130)	(27,062)
Proceeds from issuance of long-term debt	—	300,000	—
Excess tax benefit related to stock-based awards	—	—	4,894
Proceeds related to stock-based awards	—	—	1,532
Debt issuance costs	—	(1,191)	(359)
Other	—	(1,197)	—
Net cash used in financing activities	(450,066)	(51,707)	(305,806)
Effect of exchange rates on cash and cash equivalents	797	(1,814)	(1,862)
Net increase (decrease) in cash and cash equivalents	(51,182)	176,423	20,066
Cash and cash equivalents at beginning of year	390,136	213,713	193,647
Cash and cash equivalents at end of year	$338,954	$390,136	$213,713
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$11,424	$2,915	$2,202
Cash paid during the year for income taxes, net of refunds	$107,951	$99,062	$203,426
Non-cash investing activities:
Purchases of property and equipment not yet paid for at end of year	$2,773	$1,257	$625

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

We are a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies — Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, PBteen, Williams Sonoma Home, Rejuvenation, and Mark and Graham — are marketed through e-commerce websites, direct-mail catalogs and 625 stores. These brands are also part of The Key Rewards, our free-to-join loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico and South Korea, as well as e-commerce websites in certain locations. In 2017, we acquired Outward, Inc., a 3-D imaging and augmented reality platform for the home furnishings and décor industry.

Reclassifications

Certain amounts reported in our Consolidated Balance Sheet as of January 28, 2018 and our Consolidated Statements of Cash Flows for the fifty-two weeks ended January 28, 2018 and January 29, 2017 have been reclassified in order to conform to the current period presentation. These reclassifications impacted prepaid catalog expenses, prepaid expenses, goodwill, other long-term assets, accounts payable, accrued expenses, gift card and other deferred revenue and other current liabilities. There was no change to total current assets, total assets, total current liabilities, or cash flows as a result of these reclassifications.

Consolidation

The Consolidated Financial Statements include the accounts of Williams-Sonoma, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal Year

Our fiscal year ends on the Sunday closest to January 31, based on a 52 or 53-week year. Fiscal 2018, a 53-week year, ended on February 3, 2019; Fiscal 2017, a 52-week year, ended on January 28, 2018; and Fiscal 2016, a 52-week year, ended on January 29, 2017.

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

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less. As of February 3, 2019, we were invested primarily in interest-bearing demand deposit accounts and money market funds. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card, franchisee and landlord receivables for which collectability is reasonably assured. Receivables are evaluated for collectability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. Our allowance for doubtful accounts was not material to our financial statements as of February 3, 2019 and January 28, 2018.

Merchandise Inventories

Merchandise inventories, net of an allowance for shrinkage and obsolescence, are stated at the lower of cost (weighted average method) or market. To determine if the value of our inventory should be reduced below cost, we consider current and anticipated demand, customer preferences and age of the merchandise. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We reserve for obsolescence based on historical trends, aging reports, specific identification and our estimates of future sales and selling prices.

Reserves for shrinkage are estimated and recorded throughout the year as a percentage of net sales based on historical shrinkage results, cycle count results within our distribution centers, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory counts and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution facilities, off-site storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no shrinkage reserve at year-end, with the exception of a cycle count reserve based on the historical cycle count results in our distribution centers. This reserve was not material to our Consolidated Financial Statements as of February 3, 2019. Historically, actual shrinkage has not differed materially from our estimates.

Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. As of February 3, 2019, and January 28, 2018, our inventory obsolescence reserves were $13,580,000 and $12,649,000, respectively.

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

During fiscal 2018, we recorded asset impairment charges of approximately $9,639,000, related to our retail stores, which is recorded within selling, general and administrative expenses. During fiscal 2017, we did not record any asset impairment charges. During fiscal 2016, we recorded asset impairment charges of approximately $1,765,000, related to our retail stores.

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

As of February 3, 2019 and January 28, 2018, we had goodwill of $85,382,000 and $18,838,000, respectively, primarily related to our fiscal 2017 acquisition of Outward (see Note O) and to our fiscal 2011 acquisition of Rejuvenation, Inc. In fiscal 2018, fiscal 2017 and fiscal 2016, we performed a qualitative assessment of potential goodwill impairment and determined it was more likely than not that the fair value of each of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed. We did not recognize any goodwill impairment in fiscal 2018, fiscal 2017 or fiscal 2016.

Self-Insured Liabilities

We are primarily self-insured for workers’ compensation, employee health benefits, product and other general liability claims. We record self-insurance liability reserves based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported, based on an actuarial analysis of historical claims data. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different number of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for workers’ compensation, employee health benefits, product and other general liability claims were $28,542,000 and $26,370,000 as of February 3, 2019 and January 28, 2018, respectively.

Deferred Rent and Lease Incentives

For leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease, we recognize rent expense on a straight-line basis over the lease term, including the construction period, and record the difference between rent expense and the amount currently payable as deferred rent. Deferred lease incentives include construction allowances received from landlords, which are amortized on a straight-line basis over the lease term, including the construction period.

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

Merchandise Sales

Revenues from the sale of our merchandise through our e-commerce channel, at our retail stores, as well as to our franchisees and wholesale customers are, in each case, recognized at a point in time when control of merchandise is transferred to the customer. Merchandise can either be picked up in our stores, or delivered to the customer. For merchandise picked up in the store, control is transferred at the time of the sale to the customer. For merchandise delivered to the customer, control is transferred either when delivery has been completed, or when we have a present right to payment which, for certain merchandise, occurs upon conveyance of the merchandise to the carrier for delivery. We exclude from revenue any taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and are concurrent with revenue-generating activities. Our payment terms are primarily at the point of sale for merchandise sales and for most services. We have elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation.

Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of February 3, 2019, we recorded a liability for expected sales returns of approximately $26,276,000 within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $10,030,000 within other current assets in our Consolidated Balance Sheet.

Prior to the adoption of Auditing Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers in the first quarter of fiscal 2018, we recorded a reserve for estimated product returns, net of cost of merchandise inventory to be returned, within other current liabilities. For fiscal 2017 and fiscal 2016, the opening balance of our sales returns reserve was $16,058,000 and $19,113,000, respectively. For fiscal 2017 and fiscal 2016, provision for sales returns was $302,320,000 and $303,694,000, respectively, and actual sales returns were $306,536,000 and $306,749,000, respectively. The closing balance of our sales returns reserve was $11,842,000 and $16,058,000 for fiscal 2017 and fiscal 2016, respectively.

Gift Card and Other Deferred Revenue

We defer revenue when cash payments are received in advance of satisfying performance obligations, primarily associated with our stored-value cards, merchandise sales, customer loyalty programs, and incentives received from credit card issuers.

We issue stored-value cards that may be redeemed on future merchandise purchases at our stores or through our e-commerce channel. Our stored-value cards have no expiration dates. Revenue from stored-value cards is recognized at a point in time upon redemption of the card and as control of the merchandise is transferred to the customer. Revenue from estimated unredeemed stored-value cards (breakage) is recognized in a manner consistent with our historical redemption patterns over the estimated period of redemption of our cards of approximately four years, the majority of which is recognized within one year of the card issuance. Breakage revenue is not material to our Consolidated Financial Statements.

For merchandise sales, we record a liability at each period end where we have not fulfilled our obligation to transfer goods or services to the customer, but for which we have already received consideration or have a right to consideration.

We have customer loyalty programs which allow members to earn points for each qualifying purchase. Points earned enable members to receive certificates that may be redeemed on future merchandise purchases at our stores or through our e-commerce channel. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The allocated consideration for the points earned by our loyalty program members is deferred based on the standalone selling price of the points and recorded within gift card and other deferred revenue within our Consolidated Balance Sheet. The measurement of standalone selling prices takes into consideration the discount the customer would receive in a separate transaction for the delivered item, as well as our estimate of certificates expected to be redeemed, based on historical redemption patterns. This measurement is applied to our portfolio of performance obligations for points earned, as all obligations have similar economic characteristics. We believe the impact to our Consolidated Financial Statements would not be materially different if this measurement was applied to each individual performance obligation. Revenue is recognized for these performance obligations at a point in time when certificates are redeemed by the customer. These obligations relate to contracts with terms less than one year, as our certificates generally expire within 6 months from issuance.

We enter into agreements with credit card issuers in connection with our private label and co-branded credit cards whereby we receive cash incentives in exchange for promised services, such as licensing our brand names and marketing the credit card program to customers. Services promised under these agreements are interrelated and are thus considered a single performance obligation. Revenue is recognized over time as we transfer promised services throughout the contract term.

As of February 3, 2019, we had recorded $298,435,000 for gift card and other deferred revenue in our Consolidated Balance Sheet, substantially all of which will be recognized into revenue within the next 12 months.

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

Advertising Expenses

Advertising expenses consist of media and production costs related to digital advertising, catalog mailings and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement. Prior to the adoption of ASU 2014-09 in fiscal 2018, prepaid advertising costs were capitalized and amortized over their expected period of future benefit of approximately three months.

Total advertising expenses (including digital advertising, catalog advertising and other advertising costs) were approximately $390,115,000, $382,206,000 and $347,474,000 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

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

In order to compute income tax on an interim basis, we estimate what our effective tax rate will be for the full fiscal year and adjust these estimates throughout the year as necessary. Adjustments to our income tax provision, due to changes in our estimated effective tax rate, are recorded in the interim period in which the change occurs. The tax expense (or benefit) related to items other than ordinary income is individually computed and recognized when the items occur. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of our earnings in various taxing jurisdictions or changes in tax law.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. We adopted the ASU on a modified retrospective basis in the first quarter of fiscal 2018 and applied the guidance therein to all applicable contracts that were not complete as of the date of application. As a result, we recorded an increase to opening retained earnings as of January 29, 2018 of approximately $17,862,000, net of tax, for the cumulative effect adjustments of adopting the ASU. The adoption of this standard most significantly impacted our Consolidated Financial Statements due to:

•	the reclassification from selling, general and administrative expenses into net revenues for certain incentives received from credit card issuers,

•

the reclassification of breakage income related to our unredeemed stored-value cards from selling, general and administrative expenses into net revenues, as well as the acceleration in the timing of recognizing breakage income,

•	the acceleration in the timing of revenue recognition for certain merchandise shipped to our customers, and

•	the recording of a right of return asset for merchandise we expect to receive back from customers.

In addition, prepaid catalog advertising costs, which were capitalized and amortized over their expected period of future benefit prior to adoption, and are now expensed as incurred. Prior period balances were not retrospectively adjusted as a result of adopting the ASU.

The following summarizes the impact of adopting ASU 2014-09 on our Consolidated Statement of Earnings for the fiscal year ended February 3, 2019:

In thousands	As Reported	ASU 2014-09 Adjustment	As Adjusted
Net revenue	$5,671,593	$(61,106)	$5,610,487
Cost of goods sold	3,570,580	(6,059)	3,564,521
Gross profit	2,101,013	(55,047)	2,045,966
Selling, general and administrative expenses	1,665,060	(48,766)	1,616,294
Operating income	$435,953	$(6,281)	$429,672

Other than the presentation of our sales returns liability and a right of return asset, which resulted in a reclassification of liabilities into other current assets, all other impacts to our Consolidated Balance Sheet from the adoption of this ASU were not material either individually or in the aggregate as of February 3, 2019. The adoption of this ASU had no net impact to our Consolidated Statement of Cash Flows for the fiscal year ended February 3, 2019.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases. This ASU, as amended, is effective for us beginning in the first quarter of fiscal 2019. We estimate that the adoption of the ASU will result in an increase in total long-term assets and total liabilities of approximately $1.2 billion, which includes an increase in liabilities for lease obligations of approximately $1.4 billion, a decrease in deferred rent and deferred lease incentives of approximately $0.2 billion, and an increase in right-of-use assets of approximately $1.2 billion. We have elected to apply the provisions of this ASU at the adoption date, instead of to the earliest comparative period presented in the financial statements. We will elect the package of practical expedients upon adoption, which permits us not to reassess whether existing contracts are or contain leases, the lease classification of existing leases, or initial direct costs for existing leases. We will also elect not to separate lease and non-lease components for all of our leases and not to recognize a right-of-use asset and a lease liability for short-term leases. We do not expect the adoption of the ASU to materially impact our Consolidated Statement of Earnings or our Consolidated Statement of Cash Flows.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. We adopted this ASU in the first quarter of fiscal 2018. The adoption of this ASU had no impact on our Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, the amendments require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. We do not expect the adoption of this ASU to have a material impact on our financial condition, results of operations or cash flows.

Note B: Property and Equipment

Property and equipment consists of the following:

In thousands	Feb. 3, 2019	Jan. 28, 2018
Leasehold improvements	$950,259	$950,024
Fixtures and equipment	836,400	800,003
Capitalized software	733,941	621,730
Land and buildings	175,181	173,457
Corporate systems projects in progress	39,416	65,283
Construction in progress [1]	7,205	8,615
Total	2,742,402	2,619,112
Accumulated depreciation	(1,812,767)	(1,686,829)
Property and equipment, net	$929,635	$932,283

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

During fiscal 2018, we had borrowings of $60,000,000 under the revolver (at a weighted average interest rate of 3.20%), all of which were repaid in the fourth quarter of fiscal 2018, and no amounts were outstanding as of February 3, 2019. During fiscal 2017, we had borrowings of $170,000,000 under the revolver (at a weighted average interest rate of 2.21%), all of which were repaid in the fourth quarter of fiscal 2017, and no amounts were outstanding as of January 28, 2018. Additionally, as of February 3, 2019, $11,732,000 in issued but undrawn standby letters of credit were outstanding under the revolver. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

As of February 3, 2019, we had $300,000,000 outstanding under our term loan (at a weighted average interest rate of 3.21%). The term loan matures on January 8, 2021, at which time all outstanding principal and any accrued interest must be repaid. Costs incurred in connection with the issuance of the term loan are presented as a reduction to the carrying value of the debt in our Consolidated Balance Sheet.

The interest rate under the credit facility is variable, and may be elected by us as: (i) the London Interbank Offer Rate (“LIBOR”) plus an applicable margin based on our leverage ratio ranging from 0.91% to 1.775% for a revolver borrowing, and 1.0% to 2.0% for the term loan; or (ii) a base rate as defined in the credit facility, plus an applicable margin ranging from 0% to 0.775% for a revolver borrowing, and 0% to 1.0% for the term loan.

As of February 3, 2019, we were in compliance with our covenants under the credit facility and, based on current projections, we expect to remain in compliance throughout fiscal 2019.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000, each of which matures on August 24, 2019. The letter of credit facilities contain covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of February 3, 2019, an aggregate of $6,820,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 21, 2020.

Note D: Income Taxes

The 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. Among other things, the Tax Act reduced the corporate income tax rate to 21.0% as of January 1, 2018, introduced a new tax on global intangible low-taxed income (“GILTI”), and implemented a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.

Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017 provided us up to one year to finalize our measurement of the income tax effects of the 2017 Tax Cuts and Jobs Act (“the Tax Act”) on our fiscal year ended January 28, 2018. As of January 28, 2018, we had made reasonable estimates of the income tax effects of the Tax Act, including the transition tax under Internal Revenue Code section 965.

As of February 3, 2019, we have completed the accounting for the income tax effects of the Tax Act based on our current interpretation of available notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service. As a result, during fiscal 2018, we recorded an immaterial adjustment to the fiscal 2017 provisional transition tax amount. In addition, during fiscal 2018, we booked a net tax benefit of approximately $10,576,000 from the re-measurement of our deferred tax assets.

The components of earnings before income taxes, by tax jurisdiction, are as follows:

In thousands	Fiscal 2018 (53 Weeks)	Fiscal 2017 (52 Weeks)	Fiscal 2016 (52 Weeks)
United States	$ 333,594	$ 379,000	$ 425,517
Foreign	95,653	73,439	46,394
Total earnings before income taxes	$ 429,247	$ 452,439	$ 471,911

The provision for income taxes consists of the following:

In thousands	Fiscal 2018 (53 Weeks)	Fiscal 2017 (52 Weeks)	Fiscal 2016 (52 Weeks)
Current
Federal	$ 43,745	$ 97,202	$ 125,760
State	15,357	19,552	26,197
Foreign	12,822	12,759	7,453
Total current	71,924	129,513	159,410
Deferred
Federal	23,507	62,893	8,307
State	1,562	460	(807)
Foreign	(1,430)	28	(386)
Total deferred	23,639	63,381	7,114
Total provision	$ 95,563	$ 192,894	$ 166,524

We have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we intended to utilize those earnings in our foreign operations for an indefinite period of time. Under Internal Revenue Code section 965 of the Tax Act, we are deemed to have distributed all the post-1986 earnings of our foreign subsidiaries to the U.S. as of December 31, 2017. In light of the Tax Act, we re-evaluated our permanent reinvestment assertion with respect to unremitted foreign earnings, and we are now only permanently reinvested with respect to our foreign earnings in Canada beginning in fiscal 2018. As a result, we recorded approximately $1,493,000 of foreign withholding tax and additional state income tax in fiscal 2018. As of February 3, 2019, the post-fiscal 2017 earnings of our Canadian subsidiary are permanently reinvested. If we did not consider these earnings to be permanently reinvested, the deferred tax liability would have been immaterial as of February 3, 2019.

In fiscal 2018, we are subject to several provisions of the Tax Act, including GILTI, the base erosion anti-abuse tax and a deduction for foreign-derived intangible income. The company has elected to account for GILTI as a periodic expense when the tax arises. The net impact due to these provisions was immaterial in fiscal 2018.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal 2018 (53 Weeks)		Fiscal 2017 (52 Weeks)		Fiscal 2016 (52 Weeks)
Federal income taxes at the statutory rate	21.0%		33.9%		35.0%
Re-measurement of deferred tax assets and liabilities	(2.2%	)	6.7%		—
Transition tax	(0.6%	)	2.9%		—
State income tax rate	3.8%		2.5%		3.5%
Change in uncertain tax positions	4.1%		(1.6%	)	2.8%
Rate differential	(2.3%	)	(2.9%	)	(5.7%	)
Research and development credits	(2.1%	)	—		—
Other	0.6%		1.1%		(0.3%	)
Effective tax rate	22.3%		42.6%		35.3%

Significant components of our deferred income tax accounts are as follows:

Deferred tax assets (liabilities), in thousands	Feb. 3, 2019	Jan. 28, 2018
Deferred rent	$ 18,942	$ 18,387
Merchandise inventories	18,703	23,314
Customer deposits	14,345	23,601
Stock-based compensation	14,281	9,024
Accrued liabilities	13,470	13,626
Compensation	11,251	14,127
State taxes	7,435	5,099
Executive deferred compensation	5,739	5,886
Federal and state net operating loss	4,223	6,026
Depreciation	(31,557)	(17,361)
Deferred lease incentives	(26,032)	(24,854)
Other	(4,797)	(3,116)
Valuation allowance	(3,542)	(1,067)
Prepaid catalog expenses	(936)	(5,386)
Total deferred income tax assets, net	$ 41,525	$ 67,306

As a result of the acquisition of Outward, Inc. (see Note O), we had net operating loss carry-forwards of $4,979,000 and $7,102,000 for U.S. federal and state, respectively, as of February 3, 2019. A valuation allowance has been provided to the state net operating loss carry-forwards, as we don’t expect to fully utilize the losses in future years.

The following table summarizes the activity related to our gross unrecognized tax benefits:

In thousands	Fiscal 2018	Fiscal 2017	Fiscal 2016
Balance at beginning of year	$ 18,051	$ 25,864	$ 13,290
Increases related to current year’s tax positions	4,694	3,345	11,772
Increases related to prior years’ tax positions	14,905	808	3,456
Decreases related to prior years’ tax positions	(1,279)	(10,610)	(818)
Lapses in statute of limitations	(786)	(1,356)	(1,122)
Settlements	(376)	—	(714)
Balance at end of year	$ 35,209	$ 18,051	$ 25,864

As of February 3, 2019, we had $35,209,000 of gross unrecognized tax benefits of which $31,209,000 would, if recognized, affect the effective tax rate.

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of February 3, 2019 and January 28, 2018, our accruals for the payment of interest and penalties totaled $5,437,000 and $3,719,000, respectively.

Due to the potential resolution of tax issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of $0 to $10,800,000.

We file income tax returns in the U.S. and foreign jurisdictions. We are subject to examination by the tax authorities in these jurisdictions. Our U.S. federal taxable years for which the statute of limitations has not expired are fiscal years 2014 to 2017. Substantially all material states, local and foreign jurisdictions’ statutes of limitations are closed for taxable years prior to 2014.

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

Total rent expense for all operating leases was as follows:

In thousands	Fiscal 2018 (53 Weeks)	Fiscal 2017 (52 Weeks)	Fiscal 2016 (52 Weeks)
Rent expense	$ 271,522	$ 263,409	$ 251,066
Contingent rent expense	26,414	24,918	26,980
Rent expense before deferred lease incentive income	297,936	288,327	278,046
Deferred lease incentive income	(26,189)	(25,293)	(25,298)
Less: sublease rental income	(522)	(578)	(558)
Total rent expense[1]	$ 271,225	$ 262,456	$ 252,190

[1]	Excludes all other occupancy-related costs including depreciation, common area maintenance, property taxes and utilities.

The aggregate contractual future minimum annual cash rental payments under non-cancellable operating leases in effect at February 3, 2019 were as follows:

In thousands	Lease Commitments[1]
Fiscal 2019	$ 292,387
Fiscal 2020	262,429
Fiscal 2021	225,755
Fiscal 2022	190,263
Fiscal 2023	160,308
Thereafter	559,802
Total	$ 1,690,944

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

Memphis-Based Distribution Facility

In fiscal 2015,we entered into an agreement with a partnership comprised of the estate of W. Howard Lester, our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan, a former Director Emeritus and significant stockholder and two unrelated parties to lease a distribution facility in Memphis, Tennessee through July 2017. In fiscal 2017, we exercised the first of two one-year extensions available under the lease to extend the term through July 2018. Subsequently, in fiscal 2017, we amended the lease to further extend the term through July 2020. The amended lease provides for two additional one-year renewal options. We made annual rental payments of approximately $1,689,000, $1,629,000, and $1,599,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Note F: Earnings Per Share

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Fiscal 2018 (53 Weeks)
Basic	$333,684	81,420	$4.10
Effect of dilutive stock-based awards		920
Diluted	$333,684	82,340	$4.05
Fiscal 2017 (52 Weeks)
Basic	$259,545	85,592	$3.03
Effect of dilutive stock-based awards		488
Diluted	$259,545	86,080	$3.02
Fiscal 2016 (52 Weeks)
Basic	$305,387	88,594	$3.45
Effect of dilutive stock-based awards		868
Diluted	$305,387	89,462	$3.41

Stock-based awards of 31,000, 577,000, and 261,000 were excluded from the computation of diluted earnings per share in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, as their inclusion would be anti-dilutive.

Note G: Stock-Based Compensation

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of approximately 36,570,000 shares. As of February 3, 2019, there were approximately 7,436,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee members of the Board of Directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense

During fiscal 2018, fiscal 2017 and fiscal 2016, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $59,802,000, $42,988,000, and $51,116,000, respectively. As of February 3, 2019, there was $78,694,000 of unrecognized stock-based compensation expense (net of estimated forfeitures), which we expect to recognize on a straight-line basis over a weighted average remaining service period of approximately two years. At each reporting period, all compensation expense attributable to vested awards has been fully recognized.

Stock-Settled Stock Appreciation Rights

A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the grant date and the conversion date for the number of shares converted.

The following table summarizes our stock-settled stock appreciation right activity during fiscal 2018:

	Shares	Weighted Average Conversion Price[1]
Balance at January 28, 2018 (100% vested)	167,737	$30.91
Granted	—	—
Converted into common stock	(166,447)	30.83
Cancelled	(1,290)	40.87
Balance at February 3, 2019	—	$—

[1]	Conversion price is equal to the market value on the date of grant.

No stock-settled stock appreciation rights were granted in fiscal 2018, fiscal 2017 or fiscal 2016. The total intrinsic value of awards converted to common stock was $4,394,000 for fiscal 2018, $7,287,000 for fiscal 2017 and $5,237,000 for fiscal 2016. Intrinsic value for conversions is based on the excess of the market value on the date of conversion over the conversion price.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during fiscal 2018:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value[1]
Balance at January 28, 2018	2,358,137	$58.18
Granted	1,432,954	49.72
Granted, with vesting subject to performance conditions	256,350	48.76
Released	(677,251)	59.47
Cancelled	(357,267)	60.48
Balance at February 3, 2019	3,012,923	$52.88	3.03	$162,698,000
Vested plus expected to vest at February 3, 2019	2,389,343	$52.74	3.10	$129,025,000

[1]	Intrinsic value for outstanding and unvested restricted stock units is based on the market value of our common stock on the last business day of the fiscal year (or $54.00).

The following table summarizes additional information about restricted stock units:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Weighted average grant date fair value per share of awards granted	$49.57	$52.76	$59.17
Intrinsic value of awards released[1]	$34,213,000	$35,508,000	$56,405,000

[1]	Intrinsic value for releases is based on the market value on the date of release.

Tax Effect

In accordance with ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, we record excess tax benefits and deficiencies resulting from the settlement of stock-based awards as a benefit or expense within income taxes in the period in which they occur. Further, in accordance with the ASU, we no longer classify such tax benefits as a financing cash inflow and an operating cash outflow. We adopted the classification requirements of this ASU prospectively as of the first quarter of fiscal 2017 and, as such, our Consolidated Statement of Cash Flows for fiscal 2016 has not been retrospectively adjusted. During fiscal 2018, fiscal 2017 and fiscal 2016, proceeds related to stock-based awards were $0, $0 and $1,532,000, respectively, and the current tax benefit related to stock-based awards totaled $9,927,000, $16,066,000 and $24,129,000, respectively.

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

Our matching contribution is equal to 50% of each participant’s salary deferral contribution, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period. Each participant’s matching contribution is earned on a semi-annual basis with respect to eligible salary deferrals for those participants that are employed with the company on June 30th or December 31st of the year in which the deferrals are made. Each associate must complete one year of service prior to receiving company matching contributions. For the first five years of the participant’s employment, all matching contributions vest at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions vest immediately. Our contributions to the plan were $9,036,000, $8,224,000 and $7,725,000 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

The 401(k) Plan consists of two parts: a profit sharing plan portion and a stock bonus plan/employee stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the Williams-Sonoma, Inc. Stock Fund. The profit sharing and ESOP components of the 401(k) Plan are considered a single plan under Internal Revenue Code section 414(l).

We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. As of February 3, 2019 and January 28, 2018, $23,319,000 and $24,151,000, respectively, is included in other long-term liabilities related to these deferred compensation obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $25,390,000 and $25,550,000 as of February 3, 2019 and January 28, 2018, respectively, and is included in other long-term assets, net.

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

Note J: Stock Repurchase Program and Dividends

During fiscal 2018, we repurchased 5,373,047 shares of our common stock at an average cost of $54.96 per share and a total cost of approximately $295,304,000 under our stock repurchase program. As of February 3, 2019, there was approximately $223,815,000 remaining under our current stock repurchase program. In March 2019, our Board of Directors authorized an increase in our current stock repurchase program by an additional $500,000,000. As of February 3, 2019, we held treasury stock of $235,000 that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

During fiscal 2017, we repurchased 4,050,697 shares of our common stock at an average cost of $48.43 per share and a total cost of approximately $196,179,000. During fiscal 2016, we repurchased 2,871,480 shares of our common stock at an average cost of $52.68 per share and a total cost of approximately $151,272,000.

Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.

Total cash dividends declared in fiscal 2018, fiscal 2017 and fiscal 2016, were approximately $144,609,000, or $1.72 per common share, $135,779,000, or $1.56 per common share and $133,588,000, or $1.48 per common share, respectively. In March 2019, our Board of Directors authorized a $0.05, or 11.6%, increase in our quarterly cash dividend, from $0.43 to $0.48 per common share, subject to capital availability.

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

These reportable segments are strategic business units that offer similar products for the home. They are managed separately because the business units utilize two distinct distribution and marketing strategies. Based on management’s best estimate, our operating segments include allocations of certain expenses, including advertising and employment costs, to the extent they have been determined to benefit both channels. These operating segments are aggregated at the channel level for reporting purposes due to the fact that our brands are interdependent for economies of scale and we do not maintain fully allocated income statements at the brand level. As a result, material financial decisions related to the brands are made at the channel level. Furthermore, it is not practicable for us to report revenue by product group. Beginning in fiscal 2019, due to the convergence of our e-commerce and retail businesses, we will only report one reportable segment.

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

Income taxes are calculated at an entity level and are not allocated to our reportable segments.

Segment Information

In thousands	E-commerce	Retail	Unallocated	Total
Fiscal 2018 (53 Weeks)
Net revenues[1]	$ 3,082,064	$ 2,589,529	$ —	$ 5,671,593
Depreciation and amortization expense	36,294	89,419	63,095	188,808
Operating income (loss) [2]	643,592	217,070	(424,709)	435,953
Assets[3]	914,452	1,183,604	714,788	2,812,844
Capital expenditures	45,151	82,840	62,111	190,102
Fiscal 2017 (52 Weeks)
Net revenues[1]	$ 2,778,457	$ 2,513,902	$ —	$ 5,292,359
Depreciation and amortization expense	28,977	90,625	63,475	183,077
Operating income (loss) [4]	599,491	224,608	(370,288)	453,811
Assets[3]	776,569	1,114,726	894,454	2,785,749
Capital expenditures	39,273	83,750	66,689	189,712
Fiscal 2016 (52 Weeks)
Net revenues[1]	$ 2,633,602	$ 2,450,210	$ —	$ 5,083,812
Depreciation and amortization expense	31,135	86,228	55,832	173,195
Operating income (loss)[4]	606,286	231,929	(365,616)	472,599
Assets[3]	614,213	1,077,593	785,073	2,476,879
Capital expenditures	21,479	102,859	73,076	197,414

[1]

Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $346.8 million, $328.2 million and $321.2 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

[2]

The 53 weeks ended February 3, 2019 includes approximately $25.2 million of expense related to our acquisition of Outward (primarily acquisition-related compensation costs, the amortization of intangible assets acquired, and the operations of the Outward business), of which $19.6 million is recorded in the e-commerce segment and $5.5 million is recorded in the unallocated segment; $13.2 million of expense related to impairment and early lease termination charges which is primarily recorded in the retail segment; and $8.0 million of employment-related expense primarily associated with an equity grant, which is recorded within the unallocated segment.

[3]	Includes long-term assets related to our international operations of approximately $50.3 million, $63.4 million and $59.2 million in fiscal 2018, fiscal 2017 and fiscal 2016.
[4]

The 52 weeks ended January 28, 2018 includes approximately $8.6 million for severance-related charges, primarily in our corporate functions, which is recorded within the unallocated segment and approximately $6.2 million for costs related to the acquisition of Outward and its ongoing operations, of which $3.3 million is recorded in the e-commerce segment and $2.9 million is recorded in the unallocated segment. The 52 weeks ended January 29, 2017 includes $14.4 million for severance-related reorganization charges, primarily in our corporate functions, which is recorded within the unallocated segment.

Note L: Derivative Financial Instruments

We have retail and e-commerce businesses in Canada, Australia and the United Kingdom, and operations throughout Asia and Europe, which expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes. The assets or liabilities associated with the derivative financial instruments are measured at fair value and recorded in either other current or long-term assets or other current or long-term liabilities. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on whether the derivative financial instrument is designated as a hedge and qualifies for hedge accounting in accordance with the Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our Canadian subsidiary. These hedges have terms of up to 18 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded immediately in selling, general and administrative expenses. Based on the rates in effect as of February 3, 2019, we expect to reclassify a net pre-tax gain of approximately $253,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts (to sell Australian dollars and British pounds and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains or losses related to these contracts are recognized in selling, general and administrative expenses.

As of February 3, 2019, and January 28, 2018, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	Feb. 3, 2019	Jan. 28, 2018
Contracts designated as cash flow hedges	$16,600	$28,200
Contracts not designated as cash flow hedges	$5,300	$46,000

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for fiscal 2018, fiscal 2017 and fiscal 2016.

The effect of derivative instruments in our Consolidated Financial Statements, pre-tax, was as follows:

In thousands	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net gain (loss) recognized in OCI	$1,488	$(974)	$(1,243)
Net gain (loss) reclassified from OCI to cost of goods sold	$478	$(144)	$(147)
Net foreign exchange gain (loss) recognized in selling, general and administrative expenses:
Instruments designated as cash flow hedges[1]	$57	$88	$(4)
Instruments not designated or de-designated	$3,967	$(3,286)	$(3,569)

[1]	Changes in fair value of the forward contract related to interest charges (or forward points).

The fair values of our derivative financial instruments are presented below according to their classification in our Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note M.

In thousands	Feb. 3, 2019	Jan. 28, 2018
Derivatives designated as cash flow hedges:
Other current assets	$358	$—
Other current liabilities	$—	$(635)
Other long-term liabilities	$—	$(54)
Derivatives not designated as hedging instruments:
Other current assets	$4	$—
Other current liabilities	$—	$(299)

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

Long-term Debt

As of February 3, 2019, the fair value of our long-term debt, which consists of outstanding borrowings under our term loan, approximates its carrying value, as the instrument is relatively short-term in nature and the interest rate under the term loan is based on observable Level 2 inputs, primarily quoted market interest rates for instruments with similar maturities.

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

There were no transfers between Level 1, 2 or 3 categories during fiscal 2018 or fiscal 2017.

Note N: Accumulated Other Comprehensive Income (loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 31, 2016	$(11,480)	$864	$(10,616)
Foreign currency translation adjustments	1,523	—	1,523
Change in fair value of derivative financial instruments	—	(916)	(916)
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	106	106
Other comprehensive income (loss)	1,523	(810)	713
Balance at January 29, 2017	(9,957)	54	(9,903)
Foreign currency translation adjustments	3,730	—	3,730
Change in fair value of derivative financial instruments	—	(715)	(715)
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	106	106
Other comprehensive income (loss)	3,730	(609)	3,121
Balance at January 28, 2018	(6,227)	(555)	(6,782)
Foreign currency translation adjustments	(5,032)	—	(5,032)
Change in fair value of derivative financial instruments	—	1,098	1,098
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	(357)	(357)
Other comprehensive income (loss)	(5,032)	741	(4,291)
Balance at February 3, 2019	$(11,259)	$186	$(11,073)

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

In thousands
Working capital and other assets	$718,000
Property and equipment, net	2,049,000
Intangible assets	18,300,000
Liabilities	(6,886,000)
Total identifiable net assets acquired	$14,181,000
Goodwill	66,631,000
Total purchase consideration	$80,812,000

During the second quarter of fiscal 2018, we finalized the valuation of intangible assets acquired, which primarily represent 3-D imaging data and core intellectual property which are being amortized over a useful life of four years. Goodwill is primarily attributable to expected synergies as a result of the acquisition, which include the leverage of acquired technology and talent to drive improved conversion, cost savings and operating efficiencies. Goodwill of $55,215,000 and $11,416,000 was assigned to the e-commerce and retail reportable segments, respectively. None of the goodwill will be deductible for income tax purposes.

Outward is a wholly-owned subsidiary of Williams-Sonoma, Inc. Results of operations for Outward have been included in our Consolidated Financial Statements from the acquisition date. Pro forma results of Outward have not been presented as the results are insignificant to our Consolidated Financial Statements for all periods presented and would not have been significant had the acquisition occurred at the beginning of fiscal 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Williams-Sonoma, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of February 3, 2019 and January 28, 2018, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2019 and January 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2019, in conformity with the accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

April 4, 2019

We have served as the Company’s auditor since 1980.

Quarterly Financial Information

(Unaudited)

In thousands, except per share amounts
Fiscal 2018 (53 Weeks)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter[1]	Full Year
Net revenues	$1,203,000	$1,275,174	$1,356,983	$1,836,436	$5,671,593
Gross profit	432,164	463,942	494,984	709,923	2,101,013
Operating income,2,3,4	66,550	74,166	94,384	200,853	435,953
Net earnings[5,6]	45,168	51,713	81,465	155,338	333,684
Basic earnings per share[7]	$ 0.54	$0.63	$1.01	$1.95	$4.10
Diluted earnings per share[7]	$ 0.54	$0.62	$1.00	$1.93	$4.05
Fiscal 2017 (52 Weeks)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter[1]	Full Year
Net revenues	$1,111,507	$1,201,606	$1,299,336	$1,679,910	$5,292,359
Gross profit	395,760	422,711	467,067	646,173	1,931,711
Operating income[2,3]	62,474	81,584	110,813	198,940	453,811
Net earnings[5,6]	39,555	52,917	71,313	95,760	259,545
Basic earnings per share[7]	$ 0.45	$0.61	$0.84	$1.14	$3.03
Diluted earnings per share[7]	$ 0.45	$0.61	$0.84	$1.13	$3.02

[1]	Our fourth quarter of fiscal 2018 included 14 weeks as compared to 13 weeks in fiscal 2017.
[2]

Fiscal 2018 includes approximately $6.9 million in the first quarter, $5.0 million in the second quarter, $6.0 million in the third quarter and $7.2 million in the fourth quarter of expenses related to the acquisition of Outward and its ongoing operations, primarily recorded in selling, general and administrative expenses. Fiscal 2017 includes approximately $6.2 million in the fourth quarter of expenses related to the acquisition of Outward and its ongoing operations, primarily recorded in selling, general and administrative expenses.

[3]

Fiscal 2018 includes approximately $1.7 million in the first quarter, $1.9 million in the second quarter, $1.9 million in the third quarter and $2.5 million in the fourth quarter for employment-related expense primarily associated with an equity grant which is recorded in selling, general and administrative expenses. Fiscal 2017 includes approximately $5.7 million in the first quarter and $2.9 million in the fourth quarter for employment-related charges primarily related to severance in our corporate functions, which is recorded in selling, general and administrative expenses.

[4]	Includes $5.3 million in the second quarter, $1.1 million in the third quarter and $6.8 million in the fourth quarter of fiscal 2018 associated with impairment and early lease termination charges.
[5]

Includes tax expense of approximately $1.1 million in the first quarter of fiscal 2018, tax expense of approximately $1.4 million in the first quarter of fiscal 2017 and a tax benefit of approximately $1.7 million in the fourth quarter of fiscal 2017 associated with the adoption of new accounting rules related to stock-based compensation.

[6]

Fiscal 2018 includes tax expense of $3.3 million in the first quarter, tax expense of $2.9 million in the second quarter, a tax benefit of $10.6 million in the third quarter and tax expense of $0.3 million in the fourth quarter, while fiscal 2017 includes provisional tax expense of approximately $41.5 million in the fourth quarter, resulting from the enactment of the Tax Cuts and Jobs Act.

[7]

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

Evaluation of Disclosure Controls and Procedures

As of February 3, 2019, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of February 3, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of February 3, 2019, our internal control over financial reporting is effective.

Our independent registered public accounting firm audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the company’s internal control over financial reporting. Their audit report appears on pages 65 and 66 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On April 3, 2019, the Company’s Compensation Committee adopted the Amended and Restated 2012 EVP Level Management Retention Plan (the “MRP”). The terms of the MRP are substantially identical to the terms of the Company’s 2012 EVP Level Management Retention Plan adopted on November 1, 2012 by the Company’s Compensation Committee, which terms were described in the Company’s Current Report on Form 8-K as filed with the Commission on November 7, 2012.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference herein to information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Audit and Finance Committee Report,” “Corporate Governance — Corporate Governance Guidelines and Code of Business Conduct and Ethics,” “Corporate Governance — Audit and Finance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference herein to information under the headings “Corporate Governance — Compensation Committee,” “Corporate Governance — Director Compensation,” and “Executive Compensation” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference herein to information under the heading “Security Ownership of Principal Stockholders and Management” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference herein to information under the heading “Certain Relationships and Related Transactions” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference herein to information under the headings “Audit and Finance Committee Report” and “Proposal 3 — Ratification of Selection of Independent Registered Public Accounting Firm — Deloitte Fees and Services” in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

	The following Consolidated Financial Statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 8:

		PAGE
	Consolidated Statements of Earnings	40

	Consolidated Statements of Comprehensive Income	40

	Consolidated Balance Sheets	41

	Consolidated Statements of Stockholders’ Equity	42

	Consolidated Statements of Cash Flows	43

	Notes to Consolidated Financial Statements	44

	Report of Independent Registered Public Accounting Firm	65

	Quarterly Financial Information	67

(a)(2)	Financial Statement Schedules: Schedules have been omitted because they are not required, are not applicable, or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.

(a)(3)	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Form 10-K

(b)	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Form 10-K

(c)	Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

Exhibit Index

CERTIFICATE OF INCORPORATION AND BYLAWS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 2, 2017, File No. 001-14077)

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

FINANCING AGREEMENTS

10.1	Seventh Amended and Restated Credit Agreement, dated January 8, 2018, between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2018 as filed with the Commission on March 29, 2018, File No. 001-14077)

10.2	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Bank of America, N.A., dated as of August 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.3	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.4	Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.5	Third Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2016 as filed with the Commission on December 7, 2016, File No. 001-14077)

10.6	Fourth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2017 as filed with the Commission on December 6, 2017, File No. 001-14077)

10.7	Fifth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2018 as filed with the Commission on December 7, 2018, File No. 001-12077)

10.8	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 30, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.9	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 29, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.10	Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 28, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.11	Third Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 26, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2016 as filed with the Commission on December 7, 2016, File No. 001-14077)

10.12	Fourth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2017 as filed with the Commission on December 6, 2017, File No. 001-14077)

10.13	Fifth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 24, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2018 as filed with the Commission on December 7, 2018, File No.001-14077)

10.14	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 30, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.15	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 29, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.16	Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 28, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.17	Third Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 26, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2016 as filed with the Commission on December 7, 2016, File No. 001-14077)

10.18	Fourth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 25, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2017 as filed with the Commission on December 6, 2017, File No. 001-14077)

10.19	Fifth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 24, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on the Form 10-Q for the period ended October 28, 2018 as filed with the Commission on December 7, 2018, File No. 001-14077)

STOCK PLANS

10.20+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A to the Company’s definitive proxy statement as filed on April 13, 2018, File No. 001-14077)

10.21+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2014 as filed with the Commission on June 12, 2014, File No. 001-14077)

10.22+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2014 as filed with the Commission on June 12, 2014, File No. 001-14077)

10.23+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Performance Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2014 as filed with the Commission on April 3, 2014, File No. 001-14077)

10.24+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Retention Restricted Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2017 as filed with the Commission on September 8, 2017, File No. 001-14077)

OTHER INCENTIVE PLANS

10.25+	Williams-Sonoma, Inc. 2001 Incentive Bonus Plan, as amended (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on April 6, 2012, File No. 001-14077)

10.26+	Williams-Sonoma, Inc. Pre-2005 Executive Deferral Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.27+	Williams-Sonoma, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2018 as filed with the Commission on June 8, 2018, File No. 001-14077)

PROPERTIES

10.28	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

10.29	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.30	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

10.31	Second Amendment, dated March 1, 2018, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2018 as filed with the Commission on June 8, 2018, File No. 001-14077)

10.32	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and SPI WS II, LLC (the successor-in-interest to Hewson/Desoto Partners, L.L.C.) as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

EMPLOYMENT AGREEMENTS

10.33+	Amended and Restated Employment Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.34+	Amended and Restated Management Retention Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.35+*	Amended and Restated 2012 EVP Level Management Retention Plan

OTHER AGREEMENTS

10.36+	Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 as filed with the Commission on September 9, 2011, File No. 001-14077)

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS-SONOMA, INC.

Date: April 4, 2019	By	/s/ LAURA ALBER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 4, 2019	/s/ ADRIAN BELLAMY
Adrian Bellamy
Chairman of the Board of Directors

Date: April 4, 2019	/s/ LAURA ALBER
Laura Alber
Chief Executive Officer
(principal executive officer)

Date: April 4, 2019	/s/ JULIE WHALEN
Julie Whalen
Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: April 4, 2019	/s/ ANTHONY GREENER
Anthony Greener
Director

Date: April 4, 2019	/s/ ROBERT LORD
Robert Lord
Director

Date: April 4, 2019	/s/ ANNE MULCAHY
Anne Mulcahy
Director

Date: April 4, 2019	/s/ GRACE PUMA
Grace Puma
Director

Date: April 4, 2019	/s/ CHRISTIANA SMITH SHI
Christiana Smith Shi
Director

Date: April 4, 2019	/s/ SABRINA SIMMONS
Sabrina Simmons
Director

Date: April 4, 2019	/s/ FRITS VAN PAASSCHEN
Frits van Paasschen
Director