Form 10-Q
period 2019-05-05
WILLIAMS SONOMA INC
filed 2019-06-14
CIK 719955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2019.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-14077

WILLIAMS-SONOMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2203880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 Van Ness Avenue, San Francisco, CA	94109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 421-7900

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, par value $.01 per share	WSM	New York Stock Exchange, Inc.

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

As of June 2, 2019, 78,603,366 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 5, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended
In thousands, except per share amounts	May 5, 2019	April 29, 2018
Net revenues	$1,241,132	$1,203,000
Cost of goods sold	796,801	770,836
Gross profit	444,331	432,164
Selling, general and administrative expenses	370,199	365,614
Operating income	74,132	66,550
Interest (income) expense, net	2,253	1,201
Earnings before income taxes	71,879	65,349
Income taxes	19,223	20,181
Net earnings	$52,656	$45,168
Basic earnings per share	$0.67	$0.54
Diluted earnings per share	$0.66	$0.54
Shares used in calculation of earnings per share:
Basic	78,683	83,392
Diluted	79,867	84,174

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen Weeks Ended
In thousands	May 5, 2019	April 29, 2018
Net earnings	$52,656	$45,168
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,009)	(1,145)
Change in fair value of derivative financial instruments, net of tax of $74 and $68	204	1,123
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $24 and $(3)	(67)	49
Comprehensive income	$49,784	$45,195

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts	May 5, 2019	February 3, 2019	April 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$107,683	$338,954	$290,244
Accounts receivable, net	102,195	107,102	102,630
Merchandise inventories, net	1,155,427	1,124,992	1,052,892
Prepaid expenses	98,213	101,356	56,333
Other current assets	22,128	21,939	21,118
Total current assets	1,485,646	1,694,343	1,523,217
Property and equipment, net	916,030	929,635	926,320
Operating lease right-of-use assets	1,200,972	—	—
Deferred income taxes, net	34,215	44,055	58,842
Goodwill	85,357	85,382	18,811
Other long-term assets, net	66,145	59,429	129,715
Total assets	$3,788,365	$2,812,844	$2,656,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$385,646	$526,702	$393,025
Accrued expenses	109,169	163,559	99,823
Gift card and other deferred revenue	291,839	290,445	256,534
Income taxes payable	24,384	21,461	72,036
Operating lease liabilities	227,427	—	—
Other current liabilities	75,750	72,645	61,403
Total current liabilities	1,114,215	1,074,812	882,821
Deferred rent and lease incentives	30,536	201,374	204,599
Long-term debt	299,670	299,620	299,472
Long-term operating lease liabilities	1,139,625	—	—
Other long-term liabilities	82,551	81,324	72,779
Total liabilities	2,666,597	1,657,130	1,459,671
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $.01 par value; 253,125 shares authorized; 78,808, 78,813 and 83,222 shares issued and outstanding at May 5, 2019, February 3, 2019 and April 29, 2018, respectively	788	789	833
Additional paid-in capital	571,772	581,900	564,685
Retained earnings	564,127	584,333	638,774
Accumulated other comprehensive loss	(13,945)	(11,073)	(6,755)
Treasury stock, at cost: 14, 2 and 3 shares as of May 5, 2019, February 3, 2019 and April 29, 2018, respectively	(974)	(235)	(303)
Total stockholders’ equity	1,121,768	1,155,714	1,197,234
Total liabilities and stockholders’ equity	$3,788,365	$2,812,844	$2,656,905

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance at February 3, 2019	78,813	$789	$581,900	$584,333	$(11,073)	$(235)	$1,155,714
Net earnings	—	—	—	52,656	—	—	52,656
Foreign currency translation adjustments	—	—	—	—	(3,009)	—	(3,009)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	204	—	204
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(67)	—	(67)
Conversion/release of stock-based awards[1]	571	5	(25,298)	—	—	(113)	(25,406)
Repurchases of common stock	(576)	(6)	(2,874)	(30,010)	—	(958)	(33,848)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(332)	—	—	332	—
Stock-based compensation expense	—	—	18,376	—	—	—	18,376
Dividends declared	—	—	—	(39,549)	—	—	(39,549)
Adoption of accounting pronouncements[2]	—	—	—	(3,303)	—	—	(3,303)
Balance at May 5, 2019	78,808	$788	$571,772	$564,127	$(13,945)	$(974)	$1,121,768

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance at January 28, 2018	83,726	$837	$562,814	$647,422	$(6,782)	$(725)	$1,203,566
Net earnings	—	—	—	45,168	—	—	45,168
Foreign currency translation adjustments	—	—	—	—	(1,145)	—	(1,145)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1,123	—	1,123
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	49	—	49
Conversion/release of stock-based awards[1]	228	3	(7,213)	—	—	(226)	(7,436)
Repurchases of common stock	(732)	(7)	(3,437)	(34,269)	—	—	(37,713)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(290)	(358)	—	648	—
Stock-based compensation expense	—	—	12,811	—	—	—	12,811
Dividends declared	—	—	—	(36,877)	—	—	(36,877)
Adoption of accounting pronouncements[3]	—	—	—	17,688	—	—	17,688
Balance at April 29, 2018	83,222	$833	$564,685	$638,774	$(6,755)	$(303)	$1,197,234
[1]	Amounts are shown net of shares withheld for employee taxes.
[2]	Relates to our adoption of ASU 2016-02, Leases, in fiscal 2019. See Note A.
[3]	Primarily relates to our adoption of ASU 2014-09, Revenue from Contracts with Customers, in fiscal 2018.

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
In thousands	May 5, 2019	April 29, 2018
Cash flows from operating activities:
Net earnings	$52,656	$45,168
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	46,838	47,873
(Gain) loss on disposal/impairment of assets	(323)	414
Amortization of deferred lease incentives	(2,306)	(6,724)
Non-cash lease expense	51,596	—
Deferred income taxes	(4,126)	(3,241)
Tax benefit related to stock-based awards	14,898	6,126
Stock-based compensation expense	18,529	12,889
Other	69	64
Changes in:
Accounts receivable	4,684	(9,556)
Merchandise inventories	(31,460)	2,388
Prepaid expenses and other assets	(4,914)	(4,399)
Accounts payable	(144,399)	(76,823)
Accrued expenses and other liabilities	(49,196)	(32,047)
Gift card and other deferred revenue	1,558	4,815
Deferred rent and lease incentives	—	10,004
Operating lease liabilities	(55,099)	—
Income taxes payable	2,915	13,818
Net cash (used in) provided by operating activities	(98,080)	10,769
Cash flows from investing activities:
Purchases of property and equipment	(36,148)	(34,029)
Other	107	120
Net cash used in investing activities	(36,041)	(33,909)
Cash flows from financing activities:
Repurchases of common stock	(33,848)	(37,713)
Payment of dividends	(36,868)	(34,081)
Tax withholdings related to stock-based awards	(25,406)	(7,438)
Net cash used in financing activities	(96,122)	(79,232)
Effect of exchange rates on cash and cash equivalents	(1,028)	2,480
Net decrease in cash and cash equivalents	(231,271)	(99,892)
Cash and cash equivalents at beginning of period	338,954	390,136
Cash and cash equivalents at end of period	$107,683	$290,244

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION

These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of May 5, 2019 and April 29, 2018, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of February 3, 2019, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2019.

The results of operations for the thirteen weeks ended May 5, 2019 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2019.

Reclassifications

Certain amounts reported in our Condensed Consolidated Balance Sheet as of April 29, 2018 have been reclassified in order to conform to the current period presentation. These reclassifications impacted goodwill and other long-term assets. There was no change to total current assets as a result of these reclassifications.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which requires lessees to recognize a right-of-use asset and an operating lease liability for virtually all leases. This ASU, as amended, was effective for us beginning in the first quarter of fiscal 2019. The adoption of the ASU resulted in an increase in total long-term assets and total liabilities of approximately $1.2 billion, which includes an increase in liabilities for lease obligations of approximately $1.4 billion, a decrease in deferred rent and deferred lease incentives of approximately $0.2 billion, and an increase in right-of-use assets of approximately $1.2 billion. We also recorded an approximate $3.3 million, net of tax, reduction to the opening balance of retained earnings resulting from impairment of certain long-lived assets upon adoption of the ASU. We have elected to apply the provisions of this ASU at the adoption date, instead of to the earliest comparative period presented in the financial statements. We have elected the package of practical expedients upon adoption, which permits us not to reassess whether existing contracts are or contain leases, the lease classification of existing leases, or initial direct costs for existing leases. We have also elected not to separate lease and non-lease components for all of our leases and not to recognize a right-of-use asset and a lease liability for short-term leases. The adoption of the ASU did not materially impact our Condensed Consolidated Statement of Earnings.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. Entities should apply the guidance to existing cash flow and net investment hedge relationships using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings on the date of adoption. The guidance also provides transition relief to make it easier for entities to apply certain amendments to existing hedges where the hedge documentation needs to be modified. This ASU was effective for us in the first quarter of fiscal 2019. The adoption of this ASU did not have a material impact on our financial condition, results of operations or cash flows.

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

NOTE B. BORROWING ARRANGEMENTS

Credit Facility

We have a credit facility which provides for a $500,000,000 unsecured revolving line of credit (“revolver”) and a $300,000,000 unsecured term loan facility (“term loan”). The revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. The revolver matures on January 8, 2023, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may, prior to the second anniversary of the closing date of the amendment of the credit facility, elect to extend the maturity date for an additional year, subject to lender approval.

During the first quarter of fiscal 2019 and fiscal 2018, we had no borrowings under the revolver. Additionally, as of May 5, 2019, $11,716,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

As of May 5, 2019, we had $300,000,000 outstanding under our term loan (at a weighted average interest rate of 3.61%). The term loan matures on January 8, 2021, at which time all outstanding principal and any accrued interest must be repaid.

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

As of May 5, 2019, we were in compliance with our financial covenants under the credit facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000, each of which matures on August 24, 2019. The letter of credit facilities contains covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility plus an applicable margin based on our leverage ratio. As of May 5, 2019, an aggregate of $6,168,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 21, 2020.

NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs

Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 36,570,000 shares. As of May 5, 2019, there were approximately 4,927,000 shares available for future grant. Awards may be granted under the Plan to our officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense

During the thirteen weeks ended May 5, 2019 and April 29, 2018, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $18,529,000 and $12,889,000, respectively.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the thirteen weeks ended May 5, 2019:

Shares
Balance at February 3, 2019	3,012,923
Granted	953,459
Granted, with vesting subject to performance conditions	235,156
Released	(1,020,670)
Cancelled	(73,482)
Balance at May 5, 2019	3,107,386
Vested plus expected to vest at May 5, 2019	2,506,509

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended May 5, 2019
Basic	$52,656	78,683	$0.67
Effect of dilutive stock-based awards		1,184
Diluted	$52,656	79,867	$0.66
Thirteen weeks ended April 29, 2018
Basic	$45,168	83,392	$0.54
Effect of dilutive stock-based awards		782
Diluted	$45,168	84,174	$0.54

Stock-based awards of 11,400 and 29,997 were excluded from the computation of diluted earnings per share for the thirteen weeks ended May 5, 2019 and April 29, 2018, respectively, as their inclusion would be anti-dilutive.

NOTE E. SEGMENT REPORTING

We identify our operating segments according to how our business activities are managed and evaluated.

Prior to fiscal 2019, we managed e-commerce merchandise strategies, which included the results of Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, Pottery Barn Teen, Williams Sonoma Home, Rejuvenation and Mark and Graham, separately from our retail business. Because these merchandising strategies shared similar economic and other qualitative characteristics, they had been aggregated into the e-commerce reportable segment. Also, prior to fiscal 2019, we managed retail merchandise strategies, which included the results of our retail stores for Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation separately from our e-commerce business. Because these merchandising strategies shared similar economic and other qualitative characteristics, they had been aggregated into the retail reportable segment.

Beginning in fiscal 2019, due to the convergence of our e-commerce and retail businesses and to better align with how we manage our omni-channel business, we have combined the results of our e-commerce and retail merchandise strategies at the overall brand level. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.

The following table summarizes our net revenues by brand for the thirteen weeks ended May 5, 2019 and April 29, 2018. We have updated fiscal 2018 results to conform with the current year presentation.

	Thirteen Weeks Ended
In thousands	May 5, 2019	April 29, 2018
Pottery Barn	$492,126	$490,372
West Elm	309,483	273,349
Williams Sonoma	194,894	200,977
Pottery Barn Kids and Teen	177,046	180,396
Other[1]	67,583	57,906
Total[2]	$1,241,132	$1,203,000
[1]	Primarily consists of net revenues from our international franchise operations, Rejuvenation and Mark and Graham.
[2]

Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $86.6 million and $79.4 million for the thirteen weeks ended May 5, 2019 and April 29, 2018.

Long-lived assets by geographic location are as follows:

In thousands	May 5, 2019	April 29, 2018
U.S.	$2,136,000	$1,074,177
International	166,719	59,511
Total	$2,302,719	$1,133,688

NOTE F. COMMITMENTS AND CONTINGENCIES

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes, which are not currently material, are increasing in number as our business expands and our company grows. We review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. In view of the inherent difficulty of predicting the outcome of these matters, it may not be possible to determine whether any loss is probable or to reasonably estimate the amount of the loss until the case is close to resolution, in which case no reserve is established until that time. Any claims against us, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our Condensed Consolidated Financial Statements taken as a whole.

NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS

Stock Repurchase Program

During the thirteen weeks ended May 5, 2019, we repurchased 593,096 shares of our common stock at an average cost of $57.07 per share for a total cost of approximately $33,848,000. In March 2019, our Board of Directors authorized an increase in our current stock repurchase program by an additional $500,000,000. As of May 5, 2019, there was $689,967,000 remaining under our current stock repurchase program. As of May 5, 2019, we held treasury stock of $974,000 that represents the cost of shares available for issuance that is intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

During the thirteen weeks ended April 29, 2018, we repurchased 731,930 shares of our common stock at an average cost of $51.53 per share for a total cost of approximately $37,713,000. As of April 29, 2018, there was $481,406,000 remaining under our current stock repurchase program. In addition, as of April 29, 2018, we held treasury stock of $303,000 that represents the cost of shares available for issuance that is intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.

Dividends

We declared cash dividends of $0.48 and $0.43 per common share during the thirteen weeks ended May 5, 2019 and April 29, 2018, respectively. In March 2019, our Board of Directors authorized a $0.05, or 11.6%, increase in our quarterly cash dividend, from $0.43 to $0.48 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.

NOTE H. DERIVATIVE FINANCIAL INSTRUMENTS

We have businesses in Canada, Australia and the United Kingdom, and operations throughout Asia and Europe, which expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes. The assets or liabilities associated with these derivative financial instruments are measured at fair value and recorded in either other current or long-term assets or other current or long-term liabilities. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on whether the derivative financial instrument is designated as a hedge and qualifies for hedge accounting in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

Cash Flow Hedges

We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our Canadian subsidiary. These hedges have terms of up to 18 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of May 5, 2019, we expect to reclassify a net pre-tax gain of approximately $439,000 from OCI to cost of goods sold over the next 12 months.

We also enter into non-designated foreign currency forward contracts (to sell Australian dollars and British pounds and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains or losses related to these contracts are recognized in selling, general and administrative expenses.

As of May 5, 2019 and April 29, 2018, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	May 5, 2019	April 29, 2018
Contracts designated as cash flow hedges	$10,800	$28,500
Contracts not designated as cash flow hedges	$—	$52,276

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen weeks ended May 5, 2019 and April 29, 2018.

The effect of derivative instruments in our Condensed Consolidated Financial Statements during the thirteen weeks ended May 5, 2019 and April 29, 2018, pre-tax, was as follows:

In thousands	May 5, 2019	April 29, 2018
Net gain (loss) recognized in OCI	$278	$1,191

	May 5, 2019		April 29, 2018
In thousands	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses
Line items presented in the Condensed Consolidated Statement of Earnings in which the effects of derivatives are recorded	$796,801	$370,199	$770,836	$365,614
Gain (loss) recognized in income
Derivatives designated as cash flow hedges	$108	$—	$(52)	$(17)
Derivatives not designated as hedging instruments	$—	$(6)	$—	$2,760

The fair values of our derivative financial instruments are presented below according to their classification in our Condensed Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	May 5, 2019	April 29, 2018
Derivatives designated as cash flow hedges:
Other current assets	$475	$460
Other long-term assets	$—	$79
Other current liabilities	$—	$(51)
Derivatives not designated as hedging instruments:
Other current assets	$—	$36

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

Long-term Debt

As of May 5, 2019, the fair value of our long-term debt approximates its carrying value and is based on observable Level 2 inputs, primarily market interest rates for instruments with similar maturities.

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

Long-lived Assets

We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure property and equipment at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. We measure right-of-use assets on a nonrecurring basis using Level 2 unobservable inputs that are corroborated by market data. Where Level 2 inputs are not readily available, we use Level 3 inputs. Fair value of these long-lived assets is based on the present value of estimated future cash flows using a discount rate commensurate with the risk.

There were no transfers between Level 1, 2 or 3 categories during the thirteen weeks ended May 5, 2019 or April 29, 2018.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at February 3, 2019	$(11,259)	$186	$(11,073)
Foreign currency translation adjustments	(3,009)	—	(3,009)
Change in fair value of derivative financial instruments	—	204	204
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(67)	(67)
Other comprehensive income (loss)	(3,009)	137	(2,872)
Balance at May 5, 2019	$(14,268)	$323	$(13,945)
Balance at January 28, 2018	$(6,227)	$(555)	$(6,782)
Foreign currency translation adjustments	(1,145)	—	(1,145)
Change in fair value of derivative financial instruments	—	1,123	1,123
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	49	49
Other comprehensive income (loss)	(1,145)	1,172	27
Balance at April 29, 2018	$(7,372)	$617	$(6,755)
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

Intangible assets acquired primarily represent 3-D imaging data and core intellectual property which are being amortized over a useful life of four years. Goodwill is primarily attributable to expected synergies as a result of the acquisition, which include the leverage of acquired technology and talent to drive improved conversion, cost savings and operating efficiencies. None of the goodwill will be deductible for income tax purposes.

Outward is a wholly-owned subsidiary of Williams-Sonoma, Inc. Results of operations for Outward have been included in our Condensed Consolidated Financial Statements from the acquisition date.

NOTE L. REVENUE

The majority of our revenues are generated from sales of merchandise to our customers through our e-commerce websites, our direct mail catalogs, or at our retail stores and include shipping fees received from customers for delivery of merchandise to their homes. The remainder of our revenues are primarily generated from sales to our franchisees and other wholesale transactions, breakage income related to stored-value cards, and incentives received from credit card issuers in connection with our private label and co-branded credit cards.

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

See Note E for a discussion of our net revenues by operating segment.

Merchandise Sales

Revenues from the sale of our merchandise through our e-commerce websites, at our retail stores, as well as to our franchisees and wholesale customers are, in each case, recognized at a point in time when control of merchandise is transferred to the customer. Merchandise can either be picked up in our stores or delivered to the customer. For merchandise picked up in the store, control is transferred at the time of the sale to the end customer. For merchandise delivered to the customer, control is transferred when either delivery has been completed, or we have a present right to payment which, for certain merchandise, occurs upon conveyance of the merchandise to the carrier for delivery. We have elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation.

Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of May 5, 2019, we recorded a liability for expected sales returns of approximately $30,154,000 within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $11,204,000 within other current assets in our Condensed Consolidated Balance Sheet.

Stored-value Cards

We issue stored-value cards that may be redeemed on future merchandise purchases. Our stored-value cards have no expiration dates. Revenue from stored-value cards is recognized at a point in time upon redemption of the card and as control of the merchandise is transferred to the customer. Revenue from estimated unredeemed stored-value cards (breakage) is recognized in a manner consistent with our historical redemption patterns over the estimated period of redemption of our cards of approximately four years, the majority of which is recognized within one year of the card issuance. Breakage revenue is not material to our Condensed Consolidated Financial Statements.

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

Customer Loyalty Programs

We have customer loyalty programs which allow members to earn points for each qualifying purchase. Points earned enable members to receive certificates that may be redeemed on future merchandise purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The allocated consideration for the points earned by our loyalty program members is deferred based on the standalone selling price of the points and recorded within gift card and other deferred revenue within our Condensed Consolidated Balance Sheet. The measurement of standalone selling prices takes into consideration the discount the customer would receive in a separate transaction for the delivered item, as well as our estimate of certificates expected to be redeemed, based on historical redemption patterns. This measurement is applied to our portfolio of performance obligations for points earned, as all obligations have similar economic characteristics. We believe the impact to our Condensed Consolidated Financial Statements would not be materially different if this measurement was applied to each individual performance obligation. Revenue is recognized for these performance obligations at a point in time when certificates are redeemed by the customer. These obligations relate to contracts with terms less than one year, as our certificates generally expire within 6 months from issuance.

Deferred Revenue

We defer revenue when cash payments are received in advance of satisfying performance obligations, primarily associated with our stored-value cards, merchandise sales, and incentives received from credit card issuers. As of May 5, 2019, we held $298,557,000 in gift card and other deferred revenue on our Condensed Consolidated Balance Sheet, substantially all of which will be recognized into revenue within the next 12 months.

NOTE M. LEASES

We lease store locations, distribution and manufacturing facilities, corporate facilities, customer care centers and certain equipment for our U.S. and foreign operations with initial terms generally ranging from 2 to 22 years. We determine whether an arrangement is or contains a lease at inception by evaluating whether an identified asset exists that we control over the term of the arrangement. Lease commencement is determined to be when the lessor provides us access to, and the right to control, the identified asset.

The rental payments for our store leases are typically structured as either: minimum rent; minimum rate with stated increases or increases based on a future index; rent based on a percentage of store sales; or rent based on a percentage of store sales if a specified store sales threshold or contractual obligation of the landlord has not been met. We consider lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from our calculation of lease liabilities. Our variable lease payments include: rent payments that are based on a percentage of sales; contingent payments until the resolution of the contingency is reasonably certain; and rent increases based on a future index.

Upon lease commencement, we recognize the lease liability measured at the present value of the fixed future minimum lease payments. We have elected the practical expedient to not separate lease and non-lease components. Therefore, lease payments included in the measurement of the lease liability include all fixed payments in the lease arrangement. We record a right-of-use asset for an amount equal to the lease liability, increased for any prepaid lease costs and initial direct costs and reduced by any lease incentives. We remeasure the lease liability and right-of-use asset when a change to our future minimum lease payments occurs. Key assumptions and judgements included in the determination of the lease liability include the discount rate applied to present value the future lease payments, and the exercise of renewal and termination options.

Many of our leases contain renewal options and early termination options. The option periods are generally not included in the lease term used to measure our lease liabilities and right-of-use assets upon commencement as exercise of the options is not reasonably certain. We remeasure the lease liability and right-of-use asset when we are reasonably certain to exercise a renewal or early termination option.

Discount Rate

Our leases do not provide information about the rate implicit in the lease. Therefore, we utilized an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment.

The components of leases costs for the thirteen weeks ended May 5, 2019 are as follows:

In thousands
Operating lease costs	$64,968
Variable lease costs	4,634
Total lease costs	$69,602

Sublease income and short-term lease costs were not material to us for the thirteen weeks ended May 5, 2019.

Supplemental cash flow information related to our leases for the thirteen weeks ended May 5, 2019 are as follows:

In thousands
Cash paid for amounts included in the measurement of operating lease liabilities	$69,814
Net additions to right-of-use assets	$18,522

Weighted average remaining operating lease term and incremental borrowing rate as of May 5, 2019 are as follows:

Weighted average remaining lease term (years)	7.71
Weighted average incremental borrowing rate	3.88%

As of May 5, 2019, the future minimum lease payments under our operating lease liabilities are as follows:

In thousands
Remaining fiscal 2019	$212,392
Fiscal 2020	254,252
Fiscal 2021	221,022
Fiscal 2022	188,561
Fiscal 2023	158,676
Fiscal 2024	136,186
Fiscal 2025 and thereafter	426,080
Total lease payments	1,597,169
Less interest	(230,117)
Total operating lease liability	1,367,052
Less current operating lease liability	(227,427)
Total non-current operating lease liability	$1,139,625

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments under non-cancellable operating leases as of February 3, 2019 were as follows:

In thousands
Fiscal 2019	$292,387
Fiscal 2020	262,429
Fiscal 2021	225,755
Fiscal 2022	190,263
Fiscal 2023	160,308
Thereafter	559,802
Total	$1,690,944

Memphis-Based Distribution Facility

In fiscal 2015, we entered into an agreement with a partnership comprised of the estate of W. Howard Lester, our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan, a former Director Emeritus and significant stockholder and two unrelated parties to lease a distribution facility in Memphis, Tennessee through July 2017. In fiscal 2017, we exercised the first of two one-year extensions available under the lease to extend the term through July 2018. Subsequently, in fiscal 2017, we amended the lease to further extend the term through July 2020. The amended lease provides for two additional one-year renewal options. Rental payments under this agreement including applicable taxes, insurance and maintenance expenses were not material to us for the thirteen weeks ended May 5, 2019 or April 29, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our strategic initiatives; our merchandise strategies; our growth strategies for our brands; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our future compliance with the financial covenants contained in our credit facilities; our belief that our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended February 3, 2019, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, Pottery Barn Teen, Williams Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct-mail catalogs and 625 stores. These brands are also part of The Key Rewards, our free-to-join loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico and South Korea, as well as e-commerce websites in certain locations. In December 2017, we acquired Outward, Inc., a 3-D imaging and augmented reality platform for the home furnishings and décor industry.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended May 5, 2019 (“first quarter of fiscal 2019”), as compared to the thirteen weeks ended April 29, 2018 (“first quarter of fiscal 2018”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.

First Quarter of Fiscal 2019 Financial Results

Net revenues in the first quarter of fiscal 2019 increased by $38,132,000, or 3.2%, compared to the first quarter of fiscal 2018, with comparable brand revenue growth of 3.5%. This growth was primarily driven by West Elm, Pottery Barn and our emerging brands. Net revenue growth included a 9.0% increase in international revenues primarily related to our franchise operations.

In West Elm, our fastest growing brand, we had comparable revenue growth of 11.8% driven by strong e-commerce and broad-based strength across product categories. Pottery Barn, with a comparable revenue growth of 1.5% had strength in furniture and had momentum heading into summer in our outdoor business. Pottery Barn Kids and Teen had another quarter of growth, with particular strength in the baby business. Our emerging brands, Rejuvenation and Mark & Graham continued to expand their product offer and the new stores in Rejuvenation are performing well. Williams Sonoma, with a comparable revenue decline of 1.6% had a disappointing first quarter driven by Easter, which did not perform to our expectations, and continued reductions in promotional activity.

In the first quarter of fiscal 2019, diluted earnings per share was $0.66 (which included a $0.09 impact from employment-related expenses, primarily associated with severance, and a $0.06 impact related to Outward, Inc.) versus $0.54 in the first quarter of fiscal 2018 (which included a $0.06 impact related to Outward, Inc., a $0.04 impact associated with tax expense from U.S. Tax Reform and a $0.03 impact related to other discrete items). We also returned $70,716,000 to our stockholders through stock repurchases and dividends.

Operationally during the first quarter of fiscal 2019, we also made progress across our strategic initiatives of driving growth through cross-brand initiatives and improving the customer experience through technology innovation and operational improvements.

Our cross-brand initiatives continue to build as an important source of revenue growth and customer acquisition. The Key Rewards is one of our most valuable assets with total membership having grown significantly since the launch of this loyalty program two years ago. Our Design Crew Room Planner also continues to gain traction, where total rooms created increased over the first quarter, as we doubled our product coverage and enhanced the user experience with more accurate and intuitive design features. And in our newest division, Williams-Sonoma Inc. Business-to-Business, we are thrilled with the progress that our team has already made, including putting in place the organizational infrastructure to support our growth, building a cross-brand, cross-functional support team, and establishing standardized processes to facilitate large-scale contract projects.

Another key highlight during the first quarter was the ongoing improvement in customer experience. In technology innovation, we completed the launch of our machine-learning search engine across all brands and improved our mobile site speed to deliver a faster and more compelling mobile experience. In our supply chain, order visibility and operational improvements remain two of our top priorities and, during the first quarter, we successfully completed the migration of our order management and fulfillment capabilities to a new platform, for all brands. We also fully redesigned our order tracking capability to give customers and our internal teams a more accurate and granular view of their orders.

For the remainder of fiscal 2019 we plan to drive cross-brand initiatives that leverage our platform, and we plan to bring technology innovation and continued improvement in customer experience. We have a strong foundation to support the execution of our initiatives throughout the remainder of fiscal 2019 and beyond, as well as to deliver long-term shareholder value.

NET REVENUES

Net revenues primarily consist of sales of merchandise to our customers through our e-commerce websites, direct mail catalogs, and at our retail stores and include shipping fees received from customers for delivery of merchandise to their homes. Our revenues also include sales to our franchisees and wholesale customers, breakage income related to our stored-value cards, and incentives received from credit card issuers in connection with our private label and co-branded credit cards.

Net revenues in the first quarter of fiscal 2019 increased by $38,132,000, or 3.2%, compared to the first quarter of fiscal 2018, with comparable brand revenue growth of 3.5%. This growth was primarily driven by West Elm, Pottery Barn and our emerging brands. Net revenue growth included a 9.0% increase in international revenues primarily related to our franchise operations.

Comparable Brand Revenue

Comparable brand revenue includes comparable store sales and e-commerce sales, including through our direct mail catalogs, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. Outlet comparable store net revenues are included in their respective brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and e-commerce websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales are meaningful to evaluating their performance. Additionally, comparable brand revenue growth for newer concepts is not separately disclosed until such time that we believe those sales are meaningful to evaluating the performance of the brand.

	Thirteen Weeks Ended
Comparable brand revenue growth (decline)	May 5, 2019	April 29, 2018
Pottery Barn	1.5%	2.7%
West Elm	11.8%	9.0%
Williams Sonoma	(1.6%)	5.6%
Pottery Barn Kids and Teen	1.2%	5.3%
Total[1]	3.5%	5.5%
[1]	Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

STORE DATA

	Store Count					Average Leased Square Footage Per Store
	February 3, 2019	Openings	Closings	May 5, 2019	April 29, 2018	May 5, 2019	April 29, 2018
Williams Sonoma	220	2	(3)	219	224	6,800	6,800
Pottery Barn	205	—	—	205	203	14,100	13,900
West Elm	112	1	—	113	108	13,100	13,000
Pottery Barn Kids	78	—	—	78	84	7,500	7,400
Rejuvenation	10	—	—	10	8	8,500	8,800
Total	625	3	(3)	625	627	10,500	10,300
Store selling square footage at period-end						4,094,000	4,015,000
Store leased square footage at period-end						6,549,000	6,441,000

COST OF GOODS SOLD

	Thirteen Weeks Ended
In thousands	May 5, 2019	% Net Revenues	April 29, 2018	% Net Revenues
Cost of goods sold[1]	$796,801	64.2%	$770,836	64.1%
[1]	Includes total occupancy expenses of $173,853 and $173,485 for the first quarter of fiscal 2019 and the first quarter of fiscal 2018, respectively.

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

First Quarter of Fiscal 2019 vs. First Quarter of Fiscal 2018

Cost of goods sold increased by $25,965,000, or 3.4%, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Cost of goods sold as a percentage of net revenues increased to 64.2% in the first quarter of fiscal 2019 from 64.1% in the first quarter of fiscal 2018. This increase was primarily driven by increased shipping costs, partially offset by the leverage of occupancy costs and higher product margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended
In thousands	May 5, 2019	% Net Revenues	April 29, 2018	% Net Revenues
Selling, general and administrative expenses	$370,199	29.8%	$365,614	30.4%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.

First Quarter of Fiscal 2019 vs. First Quarter of Fiscal 2018

Selling, general and administrative expenses increased by $4,585,000, or 1.3%, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Selling, general and administrative expenses as a percentage of net revenues decreased to 29.8% in the first quarter of fiscal 2019 from 30.4% in the first quarter of fiscal 2018. This decrease as a percentage of net revenues was driven by the leverage of advertising and employment costs, partially offset by an increase in severance-related expenses.

INCOME TAXES

The effective tax rate was 26.7% for the first quarter of fiscal 2019, and 30.9% for the first quarter of fiscal 2018. Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017 provided us with up to one year to finalize our measurement of the income tax effects of the 2017 Tax Cuts and Jobs Act (“the Tax Act”) on our fiscal year ended January 28, 2018. The decrease in the effective tax rate for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 was primarily due to a SAB 118 adjustment of approximately $2,871,000 to increase the transition tax under the Tax Act in the first quarter of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of May 5, 2019, we held $107,683,000 in cash and cash equivalents, the majority of which was held in interest bearing demand deposit accounts and money market funds, and of which $70,075,000 was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

In fiscal 2019, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, property and equipment purchases, stock repurchases and dividend payments. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“revolver”) and a $300,000,000 unsecured term loan facility (“term loan”). The revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. We had no borrowings under the revolver during the first quarter of fiscal 2019 or the first quarter of fiscal 2018. As of May 5, 2019, we had $300,000,000 outstanding under our term loan. The term loan matures on January 8, 2021, at which point all outstanding principal and any accrued interest must be repaid. Additionally, as of May 5, 2019, a total of $11,716,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.

As of May 5, 2019, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which $6,168,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title.

We are currently in compliance with all of our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.

Cash Flows from Operating Activities

For the first quarter of fiscal 2019, net cash used in operating activities was $98,080,000 compared to net cash provided by operating activities of $10,769,000 for the first quarter of fiscal 2018. For the first quarter of fiscal 2019, net cash used in operating activities was primarily attributable to a decrease in accounts payable, and accrued expenses and other liabilities and an increase in our merchandise inventories partially offset by net earnings adjusted for non-cash items. Net cash used in operating activities in the first quarter of fiscal 2019 compared to net cash provided by operating activities in the first quarter of fiscal 2018 was primarily due to a year-over-year reduction in accounts payable and an increase in merchandise inventories.

Cash Flows from Investing Activities

For the first quarter of fiscal 2019, net cash used in investing activities was $36,041,000 compared to $33,909,000 for the first quarter of fiscal 2018, and was primarily attributable to purchases of property and equipment.

Cash Flows from Financing Activities

For the first quarter of fiscal 2019, net cash used in financing activities was $96,122,000 compared to $79,232,000 for the first quarter of fiscal 2018. For the first quarter of fiscal 2019, net cash used in financing activities was primarily attributable to the payment of dividends, repurchases of common stock and tax withholdings related to stock-based awards. The increase in cash used in financing activities in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 was primarily attributable to an increase in tax withholdings related to increased vesting of stock-based awards.

Stock Repurchase Program and Dividends

See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the first quarter of fiscal 2019, other than those discussed in Notes I and M to our Condensed Consolidated Financial Statements, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 3, 2019.

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

Interest Rate Risk

Our revolver and our term loan each have a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the first quarter of fiscal 2019, we had no borrowings under our revolver. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instruments would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of May 5, 2019, our investments, made primarily in interest bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 1% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during the first quarter of fiscal 2019 or the first quarter of fiscal 2018. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the first quarter of fiscal 2019 or the first quarter of fiscal 2018, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 5, 2019, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2019, we implemented controls related to the adoption of ASC 842 and the related financial statement reporting. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2019 for a description of the risks and uncertainties associated with our business. There were no material changes to such risk factors in the current quarterly reporting period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2019, our Board of Directors authorized an increase in the amount available for repurchase under our existing stock repurchase plan by an additional $500,000,000. The following table provides information as of May 5, 2019 with respect to shares of common stock we repurchased during the first quarter of fiscal 2019. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program[1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
February 4, 2019 – March 3, 2019	156,930	$55.86	156,930	$215,050,000
March 4, 2019 – March 31, 2019	179,349	$57.44	179,349	$704,749,000
April 1, 2019 – May 5, 2019	256,817	$57.56	256,817	$689,967,000
Total	593,096	$57.07	593,096	$689,967,000
[1]	Excludes shares withheld for employee taxes upon vesting of stock-based awards.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
10.1+*	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie Whalen
Julie Whalen
Duly Authorized Officer and Chief Financial Officer

Date: June 14, 2019