Form 10-Q
period 2019-08-04
WILLIAMS SONOMA INC
filed 2019-09-12
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2019.
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
of the Exchange Act).    Yes
☐
    No
☒
As of September 1, 2019, 78,022,213 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED AUGUST 4, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In thousands, except per share amounts	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Net revenues	$1,370,814	$1,275,174	$2,611,946	$2,478,174
Cost of goods sold	886,953	811,232	1,683,754	1,582,068
Gross profit	483,861	463,942	928,192	896,106
Selling, general and administrative expenses	397,696	389,776	767,895	755,390
Operating income	86,165	74,166	160,297	140,716
Interest (income) expense, net	2,669	1,584	4,922	2,785
Earnings before income taxes	83,496	72,582	155,375	137,931
Income taxes	20,848	20,869	40,071	41,050
Net earnings	$62,648	$51,713	$115,304	$96,881
Basic earnings per share	$0.80	$0.63	$1.47	$1.17
Diluted earnings per share	$0.79	$0.62	$1.45	$1.16
Shares used in calculation of earnings per share:
Basic	78,488	82,342	78,586	82,867
Diluted	79,470	83,167	79,633	83,519

See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In thousands	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Net earnings	$62,648	$51,713	$115,304	$96,881
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,251)	(2,993)	(4,260)	(4,138)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(8), $333, $66 and $401	(132)	6	72	1,129
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $10, $(21), $34 and $(24)	(160)	—	(227)	49
Comprehensive income	$61,105	$48,726	$110,889	$93,921

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts	August 4, 2019	February 3, 2019	July 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$120,467	$338,954	$174,580
Accounts receivable, net	111,114	107,102	106,322
Merchandise inventories, net	1,187,728	1,124,992	1,099,888
Prepaid expenses	117,017	101,356	74,811
Other current assets	21,693	21,939	21,891
Total current assets	1,558,019	1,694,343	1,477,492
Property and equipment, net	913,059	929,635	919,689
Operating lease right-of-use assets	1,208,528	—	—
Deferred income taxes, net	38,803	44,055	60,960
Goodwill	85,348	85,382	85,673
Other long-term assets, net	65,924	59,429	64,163
Total assets	$3,869,681	$2,812,844	$2,607,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$404,337	$526,702	$466,903
Accrued expenses	127,137	163,559	112,381
Gift card and other deferred revenue	283,108	290,445	263,546
Borrowings under revolving line of credit	60,000	—	—
Income taxes payable	13,065	21,461	35,529
Operating lease liabilities	222,978	—	—
Other current liabilities	76,254	72,645	69,589
Total current liabilities	1,186,879	1,074,812	947,948
Deferred rent and lease incentives	28,618	201,374	207,190
Long-term debt	299,719	299,620	299,521
Long-term operating lease liabilities	1,148,031	—	—
Other long-term liabilities	84,831	81,324	72,330
Total liabilities	2,748,078	1,657,130	1,526,989
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $ .01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $ .01 par value; 253,125 shares authorized; 78,203, 78,813 and 80,988 shares issued and outstanding at August 4, 2019, February 3, 2019 and July 29, 2018, respectively	783	789	810
Additional paid-in capital	584,828	581,900	561,810
Retained earnings	552,454	584,333	528,368
Accumulated other comprehensive loss	(15,488)	(11,073)	(9,742)
Treasury stock, at cost: 14, 2 and 2 shares as of August 4, 2019, February 3, 2019 and July 29, 2018, respectively	(974)	(235)	(258)
Total stockholders’ equity	1,121,603	1,155,714	1,080,988
Total liabilities and stockholders’ equity	$3,869,681	$2,812,844	$2,607,977
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
In thousands	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at February 3, 2019	78,813	$789	$581,900	$584,333	$(11,073)	$(235)	$1,155,714
Net earnings	—	—	—	52,656	—	—	52,656
Foreign currency translation adjustments	—	—	—	—	(3,009)	—	(3,009)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	204	—	204
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(67)	—	(67)
Conversion/release of stock-based awards 1	571	5	(25,298)	—	—	(113)	(25,406)
Repurchases of common stock	(576)	(6)	(2,874)	(30,010)	—	(958)	(33,848)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(332)	—	—	332	—
Stock-based compensation expense	—	—	18,376	—	—	—	18,376
Dividends declared	—	—	—	(39,549)	—	—	(39,549)
Adoption of accounting pronouncements 2	—	—	—	(3,303)	—	—	(3,303)
Balance at May 5, 2019	78,808	$788	$571,772	$564,127	$(13,945)	$(974)	$1,121,768
Net earnings	—	—	—	62,648	—	—	62,648
Foreign currency translation adjustments	—	—	—	—	(1,251)	—	(1,251)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(132)	—	(132)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(160)	—	(160)
Conversion/release of stock-based awards 1	31	1	(482)	—	—	—	(481)
Repurchases of common stock	(636)	(6)	(3,170)	(35,107)	—	—	(38,283)
Stock-based compensation expense	—	—	16,708	—	—	—	16,708
Dividends declared	—	—	—	(39,214)	—	—	(39,214)
Balance at August 4, 2019	78,203	$783	$584,828	$552,454	$(15,488)	$(974)	$1,121,603

Amounts are shown net of shares withheld for employee taxes.

Relates to our adoption of ASU 2016-02, Leases, in fiscal 2019. See Note A.

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
In thousands	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at January 28, 2018	83,726	$837	$562,814	$647,422	$(6,782)	$(725)	$1,203,566
Net earnings	—	—	—	45,168	—	—	45,168
Foreign currency translation adjustments	—	—	—	—	(1,145)	—	(1,145)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1,123	—	1,123
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	49	—	49
Conversion/release of stock-based awards 1	228	3	(7,213)	—	—	(226)	(7,436)
Repurchases of common stock	(732)	(7)	(3,437)	(34,269)	—	—	(37,713)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(290)	(358)	—	648	—
Stock-based compensation expense	—	—	12,811	—	—	—	12,811
Dividends declared	—	—	—	(36,877)	—	—	(36,877)
Adoption of accounting pronouncements 2	—	—	—	17,688	—	—	17,688
Balance at April 29, 2018	83,222	$833	$564,685	$638,774	$(6,755)	$(303)	$1,197,234
Net earnings	—	—	—	51,713	—	—	51,713
Foreign currency translation adjustments	—	—	—	—	(2,993)	—	(2,993)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	6	—	6
Conversion/release of stock-based awards 1	175	2	(4,869)	—	—	(32)	(4,899)
Repurchases of common stock	(2,409)	(25)	(11,431)	(125,649)	—	—	(137,105)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(72)	(5)	—	77	—
Stock-based compensation expense	—	—	13,497	—	—	—	13,497
Dividends declared	—	—	—	(36,465)	—	—	(36,465)
Balance at July 29, 2018	80,988	$810	$561,810	$528,368	$(9,742)	$(258)	$1,080,988

1
Amounts are shown net of shares withheld for employee taxes.

2
Primarily relates to our adoption of ASU 2014-09, Revenue from Contracts with Customers, in fiscal 2018.

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
In thousands	August 4, 2019	July 29, 20 18
Cash flows from operating activities:
Net earnings	$115,304	$96,881
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	93,744	93,809
(Gain) loss on disposal/impairment of assets	(6)	4,466
Amortization of deferred lease incentives	(4,228)	(13,210)
Non-cash lease expense	105,437	—
Deferred income taxes	(8,428)	(4,415)
Tax benefit related to stock-based awards	14,110	9,711
Stock-based compensation expense	35,401	26,526
Other	92	166
Changes in:
Accounts receivable	(4,430)	(13,567)
Merchandise inventories	(63,576)	(45,159)
Prepaid expenses and other assets	(24,506)	(29,217)
Accounts payable	(127,511)	(1,735)
Accrued expenses and other liabilities	(30,677)	(12,209)
Gift card and other deferred revenue	(7,173)	11,927
Deferred rent and lease incentives	—	18,861
Operating lease liabilities	(111,782)	—
Income taxes payable	(8,407)	(22,712)
Net cash (used in) provided by operating activities	(26,636)	120,123
Cash flows from investing activities:
Purchases of property and equipment	(77,189)	(80,021)
Other	470	513
Net cash used in investing activities	(76,719)	(79,508)

Cash flows from financing activities:
Payment of dividends	(75,453)	(70,331)
Repurchases of common stock	(72,131)	(174,818)
Borrowings under revolving line of credit	60,000	—
Tax withholdings related to stock-based awards	(25,887)	(12,335)
Net cash used in financing activities	(113,471)	(257,484)
Effect of exchange rates on cash and cash equivalents	(1,661)	1,313
Net decrease in cash and cash equivalents	(218,487)	(215,556)
Cash and cash equivalents at beginning of period	338,954	390,136
Cash and cash equivalents at end of period	$120,467	$174,580
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of August 4, 2019 and July 29, 2018, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen weeks and twenty-six
weeks then ended and the Condensed Consolidated Statements of Cash Flows for the
twenty-six
weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of February 3, 2019, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form
10-K
for the fiscal year ended February 3, 2019.
The results of operations for the thirteen and
twenty-six
weeks ended August 4, 2019 are not necessarily indicative of the operating results of the full year.
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
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2016-02,
Leases
, which requires lessees to recognize a
right-of-use
asset and an operating lease liability for virtually all leases. This ASU, as amended, was effective for us beginning in the first quarter of fiscal 2019. The adoption of this ASU resulted in an increase in total long-term assets and total liabilities of approximately $1.2 billion, which includes an increase in liabilities for lease obligations of approximately $1.4 billion, a decrease in deferred rent and deferred lease incentives of approximately $0.2 billion, and an increase in right-of-use
assets of approximately $1.2 billion on the first day of fiscal 2019. We also recorded an approximate $3.3 million, net of tax, reduction to the opening balance of retained earnings resulting from the impairment of certain long-lived assets upon adoption of this ASU. We have elected to apply the provisions of this ASU at the adoption date, instead of to the earliest comparative period presented in the financial statements. We have elected the package of practical expedients upon adoption, which permits us not to reassess whether existing contracts are or contain leases, the lease classification of existing leases, or initial direct costs for existing leases. We have also elected not to separate lease and non-lease
components for all of our leases and not to recognize a
right-of-use
asset and a lease liability for short-term leases. The adoption of this ASU did not materially impact our Condensed Consolidated Statement of Earnings.
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
This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software. Accordingly, the amendments require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic
350-40
to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This ASU is effective for us in the first quarter of fiscal 2020. We do not expect the adoption of this ASU to have a material impact on our financial condition, results of operations or cash flows.

NOTE B. BORROWING ARRANGEMENTS
Credit Facility
We have a credit facility, which provides for a $500,000,000 unsecured revolving line of credit (the “revolver”) and a $300,000,000 unsecured term loan facility (the “term loan”). The revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. The revolver matures on January 8, 2023, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may, prior to January 8, 2020, elect to extend the maturity date for an additional year, subject to lender approval.
During the second quarter and for year-to-date fiscal 2019, we had borrowings of $
60,000,000
under the revolver (at a year-to-date weighted average interest rate of 3.42%), all of which was outstanding as of August 4, 2019. During the second quarter and for year-to-date fiscal 2018, we had no borrowings under the revolver. Additionally, as of August 4, 2019, $12,400,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.
As of August 4, 2019, we had $300,000,000
outstanding under our term loan (at a year-to-date weighted average interest rate of
3.57
%). The term loan matures on January 8, 2021, at which time all outstanding principal and any accrued interest must be repaid.
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
As of August 4, 2019, we were in compliance with our financial covenants under the credit facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000. The letter of credit facilities contain covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility plus an applicable margin based on our leverage ratio. As of August 4, 2019, an aggregate of $7,356,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we have not taken legal title.
On August 23, 2019, we renewed all three of our letter of credit facilities for an aggregate of $70,000,000 and extended each of these facilities’ maturity dates until
August 23, 2020.
The latest expiration possible for any future letters of credit issued under the facilities is January 20, 2021.
NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 36,570,000 shares. As of August 4, 2019, there were approximately 5,345,000 shares available for future grant. Awards may be granted under the Plan to our officers, employees and non-employee
members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
Option Awards
Annual grants of option awards are limited to 1,000,000 shares on a per person basis and have a maximum term of seven years.
The exercise price of these option awards must not be less
 than 100% of the closing price of our stock on the day prior to the grant date. Option awards granted to employees generally vest evenly over a period of four years for service-based awards. Certain option awards contain vesting acceleration clauses which are triggered upon certain events including, but not limited to, retirement, or a merger or similar corporate event.
Stock Awards
Annual grants of stock awards are limited to 1,000,000 shares on a per person basis. Stock awards granted to employees generally vest evenly over a period of four years for service-based awards. Certain performance-based awards, which have variable payout conditions based on predetermined financial targets, generally vest three years from the date of grant. Certain stock awards and other agreements contain vesting acceleration clauses which are triggered upon certain events including, but not limited to, retirement, or a merger or similar corporate event. Stock awards granted to non-employee
Board members generally vest in one year.
Non-employee
Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee
Board member).

Stock-Based Compensation Expense
During the thirteen and
twenty-six
weeks ended August 4, 2019, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $16,872,000 and $35,401,000, respectively. During the thirteen and twenty-six
weeks ended July 29, 2018, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $
13,637,000
 and $
26,526,000
, respectively.
Restricted Stock Units
The following table summarizes our restricted stock unit activity during the twenty-six
weeks ended August 4, 2019:

Shares
Balance at February 3, 2019	3,012,923
Granted	1,000,469
Granted, with vesting subject to performance conditions	238,786
Released 1	(954,327)
Cancelled	(299,687)
Balance at August 4, 2019	2,998,164
Vested plus expected to vest at August 4, 2019	3,158,678

1
Excludes 105,436 incremental shares released due to achievement of performance conditions above target.
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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended August 4, 2019
Basic	$62,648	78,488	$0.80
Effect of dilutive stock-based awards		982
Diluted	$62,648	79,470	$0.79
Thirteen weeks ended July 29, 2018
Basic	$51,713	82,342	$0.63
Effect of dilutive stock-based awards		825
Diluted	$51,713	83,167	$0.62
Twenty-six weeks ended August 4, 2019
Basic	$115,304	78,586	$1.47
Effect of dilutive stock-based awards		1,047
Diluted	$115,304	79,633	$1.45
Twenty-six weeks ended July 29, 2018
Basic	$96,881	82,867	$1.17
Effect of dilutive stock-based awards		652
Diluted	$96,881	83,519	$1.16

Stock-based awards of 5,259 and 16,813 were excluded from the computation of diluted earnings per share for the thirteen and twenty-six
weeks ended August 4, 2019, respectively, as their inclusion would be anti-dilutive. Stock-based awards of 17,179 and 15,986 were excluded from the computation of diluted earnings per share for the thirteen and twenty-six
weeks ended July 29, 2018, respectively, as their inclusion would be anti-dilutive.

NOTE E. SEGMENT REPORTING
We identify our operating segments according to how our business activities are managed and evaluated.
Prior to fiscal 2019, we managed
e-commerce
merchandise strategies, which included the results of Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, Pottery Barn Teen, Williams Sonoma Home, Rejuvenation and Mark and Graham, separately from our retail business. Because these merchandising strategies shared similar economic and other qualitative characteristics, they had been aggregated into the
e-commerce
reportable segment. Also, prior to fiscal 2019, we managed retail merchandise strategies, which included the results of our retail stores for Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm and Rejuvenation, separately from our
e-commerce
business. Because these merchandising strategies shared similar economic and other qualitative characteristics, they had been aggregated into the retail reportable segment.
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
The following table summarizes our net revenues by brand for the thirteen and twenty-six
weeks ended August 4, 2019 and July 29, 2018. We have updated fiscal 2018 results to conform with the current year presentation.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In thousands	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Pottery Barn	$524,847	$506,460	$1,016,973	$996,831
West Elm	357,574	301,213	667,057	574,562
Williams Sonoma	191,374	195,178	386,267	396,156
Pottery Barn Kids and Teen	227,853	213,807	404,899	394,203
Other 1	69,166	58,516	136,750	116,422
Total 2	$1,370,814	$1,275,174	$2,611,946	$2,478,174

1
Primarily consists of net revenues from our international franchise operations, Rejuvenation and Mark and Graham.

2
Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $87.7 million and $80.7 million for the thirteen weeks ended August 4, 2019 and July 29, 2018, respectively, and approximately $
174.3
million and $160.1million for the
twenty-six
weeks ended August 4,2019 and July 29, 2018, respectively.

Long-lived assets by geographic location are as follows:

In thousands	August 4, 2019	July 29, 2018
U.S.	$2,146,995	$1,077,547
International	164,667	52,938
Total	$2,311,662	$1,130,485

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

NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS
Stock Repurchase Program
During the thirteen weeks ended August 4, 2019, we repurchased 635,526 shares of our common stock at an average cost of $60.24 per share for a total cost of approximately $
38,283
,000. During the
twenty-six
weeks ended August 4, 2019, we repurchased 1,228,622 shares of our common stock at an average cost of $58.71 per share for a total cost of approximately $
72,131
,000
. As of August 4, 2019, there was $651,685,000 remaining under our current stock repurchase program. As of August 4, 2019, we held treasury stock of $
974
,000 that represents the cost of shares available for issuance that is intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

During the thirteen weeks ended July 29, 2018, we repurchased
2,409,437
shares of our common stock at an average cost of $
56.90
per share for a total cost of approximately $
137,105,000
. During the
twenty-six
weeks ended July 29, 2018, we repurchased
3,141,367
shares of our common stock at an average cost of $
55.65
per share for a total cost of approximately $
174,818,000
. In addition, as of July 29, 2018, we held treasury stock of $
258
,000
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
Dividends
We declared cash dividends of $
0.48
and $0.43 per common share during the thirteen weeks ended August 4, 2019 and July 29, 2018, respectively. We declared cash dividends of $0.96 and $0.86 per common share during the twenty-six
weeks ended August 4, 2019 and July 29, 2018, respectively. Our quarterly cash dividend may be limited or terminated at any time.
NOTE H. DERIVATIVE FINANCIAL INSTRUMENTS
We have businesses in Canada, Australia and the United Kingdom, and operations throughout Asia and Europe, which expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes. The assets or liabilities associated with these derivative financial instruments are measured at fair value and recorded in either other current or long-term assets or other current or long-term liabilities. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on whether the derivative financial instrument is designated as a hedge and qualifies for hedge accounting in accordance with Accounting Standards Codification (“ASC”) 815,
Derivatives and Hedging
.
Cash Flow Hedges
We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our Canadian subsidiary. These hedges have terms of up to 18 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of August 4, 2019, we expect to reclassify a net pre-tax
gain of approximately $130,000 from OCI to cost of goods sold over the next 12 months.
We also enter into
non-designated
foreign currency forward contracts (to sell Australian dollars and British pounds and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains or losses related to these contracts are recognized in selling, general and administrative expenses.

As of August 4, 2019 and July 29, 2018, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	August 4, 2019	July 29, 2018
Contracts designated as cash flow hedges	$6,000	$20,800
Contracts not designated as cash flow hedges	$—	$6,600

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and twenty-six
weeks ended August 4, 2019 and July 29, 2018.
The effect of derivative instruments in our Condensed Consolidated Financial Statements during the thirteen and twenty-six
weeks ended August 4, 2019 and July 29, 2018,
pre-tax,
was as follows:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 4, 2019		July 29, 2018		August 4, 2019		July 29, 2018
In thousands	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses
Line items presented in the Condensed Consolidated Statement of Earnings in which the effects of derivatives are recorded	$886,953	$397,696	$811,232	$389,776	$1,683,754	$767,895	$1,582,068	$755,390
Gain (loss) recognized in income
Derivatives designated as cash flow hedges	$187	$—	$(21)	$50	$295	$—	$(73)	$33
Derivatives not designated as hedging instruments	$—	$24	$—	$1,183	$—	$18	$—	$3,943

The fair values of our derivative financial instruments are presented below according to their classification in our Condensed Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	August 4, 2019	July 29, 2018
Derivatives designated as cash flow hedges:
Other current assets	$142	$690
Other long-term assets	$—	$57
Derivatives not designated as hedging instruments:
Other current assets	$—	$5

We record all derivative assets and liabilities on a gross basis. They do not meet the balance sheet netting criteria as discussed in ASC 210,
Balance Sheet
, because we do not have master netting agreements established with our derivative counterparties that would allow for net settlement.
NOTE I. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

We determine the fair value of financial and
non-financial
assets and liabilities using the fair value hierarchy established by ASC 820,
Fair Value Measurement
, which defines three levels of inputs that may be used to measure fair value, as follows:
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
Long-term Debt
As of August 4, 2019, the fair value of our long-term debt approximates its carrying value and is based on observable Level 2 inputs, primarily market interest rates for instruments with similar maturities.
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
There were no transfers between Level 1, 2 or 3 categories during the thirteen and twenty-six
weeks ended August 4, 2019 or July 29, 2018.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at February 3, 2019	$(11,259)	$186	$(11,073)
Foreign currency translation adjustments	(3,009)		(3,009)
Change in fair value of derivative financial instruments	—	204	204
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	(67)	(67)
Other comprehensive income (loss)	(3,009)	137	(2,872)
Balance at May 5, 2019	(14,268)	323	(13,945)
Foreign currency translation adjustments	(1,251)	—	(1,251)
Change in fair value of derivative financial instruments	—	(132)	(132)
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	(160)	(160)
Other comprehensive income (loss)	(1,251)	(292)	(1,543)
Balance at August 4, 2019	$(15,519)	$31	$(15,488)

Balance at January 28, 2018	$(6,227)	$(555)	$(6,782)
Foreign currency translation adjustments	(1,145)	—	(1,145)
Change in fair value of derivative financial instruments	—	1,123	1,123
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	49	49
Other comprehensive income (loss)	(1,145)	1,172	27
Balance at April 29, 2018	(7,372)	617	(6,755)
Foreign currency translation adjustments	(2,993)	—	(2,993)
Change in fair value of derivative financial instruments	—	6	6
Other comprehensive income (loss)	(2,993)	6	(2,987)
Balance at July 29, 2018	$(10,365)	$623	$(9,742)

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
imaging data and core intellectual property, which are being amortized over a useful life of four years
. Goodwill is primarily attributable to expected synergies as a result of the acquisition, which include the leverage of acquired technology and talent to drive improved conversion, cost savings and operating efficiencies. None of the goodwill will be deductible for income tax purposes.
Outward, Inc. is a wholly-owned subsidiary of Williams-Sonoma, Inc. Results of operations for Outward have been included in our Condensed Consolidated Financial Statements from the acquisition date.
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

Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of August 4, 2019 and July 29,2018, we recorded a liability for expected sales returns of approximately $28,778,000 and $
30,432,000
 within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $10,685,000 and $
11,036,000
 within other current assets in our Condensed Consolidated Balance Sheet.
Stored-value Cards
We issue stored-value cards that may be redeemed on future merchandise purchases. Our stored-value cards have no expiration dates. Revenue from stored-value cards is recognized at a point in time upon redemption of the card and as control of the merchandise is transferred to the customer. Revenue from estimated unredeemed stored-value cards
(“breakage
”
) is recognized in a manner consistent with our historical redemption patterns over the estimated period of redemption of our cards of approximately four years
, the majority of which is recognized within one year of the card issuance. Breakage revenue is not material to our Condensed Consolidated Financial Statements.
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
Deferred Revenue
We defer revenue when cash payments are received in advance of satisfying performance obligations, primarily associated with our stored-value cards, merchandise sales, and incentives received from credit card issuers. As of August 4, 2019, we held $288,564,000 in gift card and other deferred revenue on our Condensed Consolidated Balance Sheet, substantially all of which will be recognized as revenue within the next 12 months.
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
The components of lease costs for the thirteen and
twenty-six
weeks ended August 4, 2019 are as follows:

In thousands	Thirteen weeks ended August 4, 2019	Twenty-six weeks ended August 4, 2019
Operating lease costs	$66,143	$131,111
Variable lease costs	5,129	9,763
Total lease costs	$71,272	$140,874

Sublease income and short-term lease costs were not material to us for the thirteen and twenty-six
weeks ended August 4, 2019.
Supplemental cash flow information related to our leases for the thirteen and twenty-six
weeks ended August 4, 2019 are as follows:

In thousands	Thirteen weeks ended August 4, 2019	Twenty-six weeks ended August 4, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$71,580	$141,394
Net additions to right-of-use assets	63,871	82,393

Weighted average remaining operating lease term and incremental borrowing rate as of August 4, 2019 are as follows:

Weighted average remaining lease term (years)	7.55
Weighted average incremental borrowing rate	3.86%

As of August 4, 2019, the future minimum lease payments under our operating lease liabilities are as follows:

In thousands
Remaining fiscal 2019	$143,927
Fiscal 2020	265,375
Fiscal 2021	233,052
Fiscal 2022	201,593
Fiscal 2023	170,283
Fiscal 2024	146,808
Fiscal 2025 and thereafter	441,650
Total lease payments	1,602,688
Less interest	(231,679)

Total operating lease liability	1,371,009
Less current operating lease liability	(222,978)
Total non-current operating lease liability	$1,148,031

As previously disclosed in our 2018 Annual Report on Form
10-K
and under the previous lease accounting standard, future minimum lease payments under non-cancellable
operating leases as of February 3, 2019 were as follows:

In thousands
Fiscal 2019	$292,387
Fiscal 2020	262,429
Fiscal 2021	225,755
Fiscal 2022	190,263
Fiscal 2023	160,308
Thereafter	559,802
Total	$1,690,944

Memphis-Based Distribution Facility
In fiscal 2015, we entered into an agreement with a partnership comprised of the estate of W. Howard Lester, our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan, a former Director Emeritus and significant stockholder and two unrelated parties to lease a distribution facility in Memphis, Tennessee through July 2017. In fiscal 2017, we exercised the first of two one-year
extensions available under the lease to extend the term through July 2018. Subsequently, in fiscal 2017, we amended the lease to further extend the term through July 2020. The amended lease provides for two additional one-year
renewal options. Rental payments under this agreement including applicable taxes, insurance and maintenance expenses were not material to us for the thirteen or twenty-six
weeks ended August 4, 2019 or July 29, 2018.
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

OVERVIEW
Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, Pottery Barn Teen, Williams Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct-mail catalogs and 623 stores. These brands are also part of The Key Rewards, our free-to-join loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico and South Korea, as well as e-commerce websites in certain locations. In December 2017, we acquired Outward, Inc., a 3-D imaging and augmented reality platform for the home furnishings and décor industry.
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended August 4, 2019 (“second quarter of fiscal 2019”), as compared to the thirteen weeks ended July 29, 2018 (“second quarter of fiscal 2018”) and the twenty-six weeks ended August 4, 2019 (“year-to-date fiscal 2019”), as compared to the twenty-six weeks ended July 29, 2018 (“year-to-date fiscal 2018”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
Second Quarter of Fiscal 2019 Financial Results
Net revenues in the second quarter of fiscal 2019 increased by $95,640,000, or 7.5%, compared to the second quarter of fiscal 2018, with comparable brand revenue growth of 6.5%. This growth was primarily driven by West Elm, Pottery Barn and Pottery Barn Kids and Teen. Net revenue growth included an 8.7% increase in international revenue primarily related to our franchise operations.
West Elm had a strong quarter with comparable revenue growth accelerating to 17.5%, on top of 9.5% in the second quarter of fiscal 2018. These results were driven by strong execution across all our key growth strategies. In Pottery Barn, comparable revenue growth accelerated to 4.2% and continued to be led by furniture, with strength in our proprietary upholstery business. In Pottery Barn Kids and Teen, comparable revenue growth was 3.7%. Our baby business continues to be an important growth initiative, and during the quarter, we saw significant growth across our back-to-school offerings and foundational furniture categories. Our emerging brands, Rejuvenation and Mark & Graham drove another quarter of solid growth. In the Williams Sonoma brand, while we are disappointed with the 1.1% comparable revenue decline this quarter, we did have comparable revenue growth in our full-price business and new introductions were solid. However, they weren’t strong enough to overcome the clearance volume, misses in tabletop and the very successful launch of Instant Pot last year. In the second quarter of fiscal 2019, diluted earnings per share was $0.79 (which included a $0.07 impact related to Outward, Inc., and a $0.01 impact from employment-related expenses) versus $0.62 in the second quarter of fiscal 2018 (which included a $0.05 impact related to Outward, Inc., a $0.05 impact related to impairment and early lease termination charges, a $0.03 impact associated with tax expense from U.S. Tax Reform, and a $0.02 impact from employment-related expenses). We also returned $76,868,000 to our stockholders through dividends and stock repurchases.
Operationally during the second quarter of fiscal 2019, we also made progress across our strategic initiatives of driving growth through cross-brand initiatives and improving the customer experience through technology innovation and operational improvements.
A key driver of our accelerated growth this quarter was the focus on our portfolio of brands. The Key continues to be an impactful driver of customer engagement and revenue growth as total membership continued to grow during the quarter. Our cross-brand Business-to-Business division also delivered strong growth this quarter and we are aggressively working to put in place the cross-brand, cross-functional infrastructure to support our growth, as well as expanding our large-scale project pipeline with more strategic partnerships across industry verticals.
Also, during the quarter, we made substantial progress on our ongoing efforts to improve the customer experience. In technology innovation, we have significantly expanded our technology experimentation agenda with the launch of many new capabilities over the last six months, across each of our brands, to deliver more engaging, content-rich customer experiences. In our supply chain this quarter, we launched furniture delivery scheduling capability which gives customers the option to schedule their delivery on their mobile devices. We added further enhancements such as email and mobile notifications to our order tracking capability launched in the first quarter. And, in the second quarter, we successfully opened our West Elm West Coast distribution center in Fontana, California, which we expect to be fully operational in September. And finally, our in-house manufacturing operation continues to be a strategic advantage for us, where shipments are up 30% year-over-year as we continue to drive operational improvements to enable more domestic production, which helps to mitigate the impact of the China tariffs.

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
Net revenues in the second quarter of fiscal 2019 increased by $95,640,000, or 7.5%, compared to the second quarter of fiscal 2018, with comparable brand revenue growth of 6.5%. This growth was primarily driven by West Elm, Pottery Barn and Pottery Barn Kids and Teen. Net revenue growth included an 8.7% increase in international revenue primarily related to our franchise operations.
Net revenues for year-to-date fiscal 2019 increased by $133,772,000, or 5.4%, compared to year-to-date fiscal 2018, with comparable brand revenue growth of 5.1%. This growth was primarily driven by West Elm, Pottery Barn and our franchise operations. Net revenue growth included an 8.8% increase in international revenue primarily related to our franchise operations.
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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Comparable brand revenue growth (decline)	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Pottery Barn	4.2%	2.0%	2.9%	2.3%
West Elm	17.5%	9.5%	14.8%	9.2%
Williams Sonoma	(1.1%)	1.6%	(1.3%)	3.6%
Pottery Barn Kids and Teen	3.7%	5.7%	2.6%	5.5%
Total 1	6.5%	4.6%	5.1%	5.1%

1	Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

STORE DATA

	Store Count					Average Leased Square Footage Per Store
	May 5, 2019	Openings	Closings	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Williams Sonoma	219	—	(1)	218	226	6,800	6,800
Pottery Barn	205	2	(2)	205	205	14,400	13,900
West Elm	113	—	(1)	112	109	13,100	13,100
Pottery Barn Kids	78	—	—	78	84	7,500	7,400
Rejuvenation	10	—	—	10	8	8,500	8,800
Total	625	2	(4)	623	632	10,600	10,300
Store selling square footage at period-end						4,124,000	4,058,000
Store leased square footage at period-end						6,587,000	6,504,000

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-six Weeks Ended
In thousands	August 4, 2019	% Net Revenues	July 29, 2018	% Net Revenues	August 4, 2019	% Net Revenues	July 29, 2018	% Net Revenues
Cost of goods sold 1	$886,953	64.7%	$811,232	63.6%	$1,683,754	64.5%	$1,582,068	63.8%

1
Includes total occupancy expenses of $176,814,000 and $170,798,000 for the second quarter of fiscal 2019 and the second quarter of fiscal 2018, respectively, and $350,667,000 and $344,283,000 for year-to-date fiscal 2019 and year-to-date fiscal 2018, respectively.

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
Second Quarter of Fiscal 2019 vs. Second Quarter of Fiscal 2018
Cost of goods sold increased by $75,721,000, or 9.3%, in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. Cost of goods sold as a percentage of net revenues increased to 64.7% in the second quarter of fiscal 2019 from 63.6% in the second quarter of fiscal 2018. This increase was primarily driven by increased shipping costs due to a larger mix of furniture sales, the incremental impact of the implementation of the List 3 China tariffs, as well as a growing share of our business coming from franchise and trade, partially offset by the leverage of occupancy costs.
Year-to-Date Fiscal 2019 vs. Year-to-Date Fiscal 2018
Cost of goods sold increased by $101,686,000, or 6.4%, for year-to-date fiscal 2019 compared to year-to-date fiscal 2018. Cost of goods sold as a percentage of net revenues increased to 64.5% for year-to-date fiscal 2019 from 63.8% for year-to-date fiscal 2018. This increase was primarily driven by increased shipping costs due to a larger mix of furniture sales, the incremental impact of the implementation of the List 3 China tariffs, as well as a growing share of our business coming from franchise and trade, partially offset by the leverage of occupancy costs.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Twenty-six Weeks Ended
In thousands	August 4, 2019	% Net Revenues	July 29, 2018	% Net Revenues	August 4, 2019	% Net Revenues	July 29, 2018	% Net Revenues
Selling, general and administrative expenses	$397,696	29.0%	$389,776	30.6%	$767,895	29.4%	$755,390	30.5%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.
Second Quarter of Fiscal 2019 vs. Second Quarter of Fiscal 2018
Selling, general and administrative expenses increased by $7,920,000, or 2.0%, in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. Selling, general and administrative expenses as a percentage of net revenues decreased to 29.0% in the second quarter of fiscal 2019 from 30.6% in the second quarter of fiscal 2018. This decrease as a percentage of net revenues was driven by the leverage of employment, advertising and general expenses driven by higher sales and the continued benefits of our cost savings initiatives across the business, as well as our overall expense discipline.
Year-to-Date Fiscal 2019 vs. Year-to-Date Fiscal 2018
Selling, general and administrative expenses increased by $12,505,000, or 1.7%, for year-to-date fiscal 2019 compared to year-to-date fiscal 2018. Selling, general and administrative expenses as a percentage of net revenues decreased to 29.4% for year-to-date fiscal 2019 from 30.5% for year-to-date fiscal 2018. This decrease as a percentage of net revenues was driven by the leverage of advertising, employment and general expenses driven by higher sales and the continued benefits of our cost savings initiatives across the business, as well as our overall expense discipline.

INCOME TAXES
The effective tax rate was 25.8% for year-to-date fiscal 2019, and 29.8% for year-to-date of fiscal 2018. Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017 provided us with up to one year to finalize our measurement of the income tax effects of the 2017 Tax Cuts and Jobs Act (“the Tax Act”) on our fiscal year ended January 28, 2018. The year-over-year decrease in the effective tax rate was primarily due to the adjustment of the provisional transition tax and the adjustment to the re-measurement of our deferred tax liabilities under SAB 118 in the first two quarters of fiscal 2018.
LIQUIDITY AND CAPITAL RESOURCES
As of August 4, 2019, we held $120,467,000 in cash and cash equivalents, the majority of which was held in interest bearing demand deposit accounts and money market funds, of which $98,512,000 was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
In fiscal 2019, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, property and equipment purchases, stock repurchases and dividend payments. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“the revolver”) and a $300,000,000 unsecured term loan facility (“the term loan”). The revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. For year-to-date fiscal 2019, we had borrowings of $60,000,000 under the revolver. For year-to-date fiscal 2018, we had no borrowings under the revolver. As of August 4, 2019, we had $300,000,000 outstanding under our term loan. The term loan matures on January 8, 2021, at which point all outstanding principal and any accrued interest must be repaid. Additionally, as of August 4, 2019, a total of $12,400,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.
As of August 4, 2019, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which $7,356,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we have not taken legal title. On August 23, 2019, we renewed all three of our letter of credit facilities for substantially similar terms.
We are currently in compliance with all of our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.
Cash Flows from Operating Activities
For year-to-date fiscal 2019, net cash used in operating activities was $26,636,000 compared to net cash provided by operating activities of $120,123,000 for year-to-date fiscal 2018. For year-to-date fiscal 2019, net cash used in operating activities was primarily attributable to a decrease in accounts payable and an increase in merchandise inventories, partially offset by net earnings adjusted for non-cash items. Net cash used in operating activities for year-to-date fiscal 2019 compared to net cash provided by operating activities for year-to-date fiscal 2018 was primarily due to a year-over-year reduction in accounts payable due to the timing of payments.
Cash Flows from Investing Activities
For year-to-date fiscal 2019, net cash used in investing activities was $76,719,000 compared to $79,508,000 for year-to-date fiscal 2018, and was primarily attributable to purchases of property and equipment.
Cash Flows from Financing Activities
For year-to-date fiscal 2019, net cash used in financing activities was $113,471,000 compared to $257,484,000 for year-to-date fiscal 2018. For year-to-date fiscal 2019, net cash used in financing activities was primarily attributable to the payment of dividends, repurchases of common stock and tax withholdings related to stock-based awards, partially offset by borrowings under our revolver. The decrease in cash used in financing activities for year-to-date fiscal 2019 compared to year-to-date fiscal 2018 was primarily attributable to a decrease in repurchases of common stock, as well as an increase in borrowings under our revolver.
Stock Repurchase Program and Dividends
See Note G to our Condensed Consolidated Financial Statements,
Stock Repurchase Program and Dividends,
within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the second quarter of fiscal 2019, other than those discussed in Notes H, I and M to our Condensed Consolidated Financial Statements, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 3, 2019.
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
Interest Rate Risk
Our revolver and our term loan each have a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the second quarter of fiscal 2019, we had borrowings of $60,000,000 under the revolver. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instruments would not materially affect our results of operations or cash flows.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of August 4, 2019, our investments, made primarily in interest bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 1% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during the second quarter of fiscal 2019 or the second quarter of fiscal 2018. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies could subject us to the risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the second quarter or year-to-date fiscal 2019 or the second quarter or year-to-date fiscal 2018, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of August 4, 2019, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information as of August 4, 2019 with respect to shares of common stock we repurchased during the second quarter of fiscal 2019. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal period	Total Number of Shares Purchased 1	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program 1	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
May 6, 2019 – June 2, 2019	223,925	$53.61	223,925	$677,963,000
June 3, 2019 – June 30, 2019	188,106	$60.55	188,106	$666,573,000
July 1, 2019 – August 4, 2019	223,495	$66.62	223,495	$651,685,000
Total	635,526	$60.24	635,526	$651,685,000

1	Excludes shares withheld for employee taxes upon vesting of stock-based awards.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit Number	Exhibit Description
10.1+*	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Employees (for grants made after June 10, 2019)
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted under Exhibit 101).

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie Whalen
Julie Whalen
Duly Authorized Officer and Chief Financial Officer

Date: September 12, 2019