Form 10-Q
period 2019-11-03
WILLIAMS SONOMA INC
filed 2019-12-12
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2019.
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
of the Exchange Act).    Yes
☐
    No
☒
As of December 1, 2019, 77,467,381 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM
10-Q
FOR THE QUARTER ENDED NOVEMBER 3, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands, except per share amounts	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net revenues	$1,442,472	$1,356,983	$4,054,418	$3,835,157
Cost of goods sold	924,300	861,999	2,608,054	2,444,067
Gross profit	518,172	494,984	1,446,364	1,391,090
Selling, general and administrative expenses	416,281	400,600	1,184,176	1,155,990
Operating income	101,891	94,384	262,188	235,100
Interest (income) expense, net	2,564	2,288	7,486	5,073
Earnings before income taxes	99,327	92,096	254,702	230,027
Income taxes	24,614	10,631	64,685	51,681
Net earnings	$74,713	$81,465	$190,017	$178,346
Basic earnings per share	$0.96	$1.01	$2.43	$2.17
Diluted earnings per share	$0.94	$1.00	$2.39	$2.15
Shares used in calculation of earnings per share:
Basic	77,897	80,475	78,356	82,070
Diluted	79,191	81,641	79,465	82,951
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net earnings	$74,713	$81,465	$190,017	$178,346
Other comprehensive income (loss):
Foreign currency translation adjustments	1,783	(1,830)	(2,477)	(5,968)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $97, $(23), $163 and $378	5	(65)	77	1,064
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax of $187, $43, $221 and $19	(8)	(120)	(235)	(71)

Comprehensive income	$76,493	$79,450	$187,382	$173,371

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts	November 3, 2019	February 3, 2019	October 28, 2018
ASSETS
Current assets
Cash and cash equivalents	$155,025	$338,954	$164,414
Accounts receivable, net	110,131	107,102	113,582
Merchandise inventories, net	1,258,541	1,124,992	1,197,554
Prepaid expenses	115,288	101,356	94,071
Other current assets	20,260	21,939	21,805

Total current assets	1,659,245	1,694,343	1,591,426

Property and equipment, net	915,740	929,635	931,361
Operating lease right-of-use assets	1,194,061	—	—
Deferred income taxes, net	41,763	44,055	45,999
Goodwill	85,355	85,382	85,649
Other long-term assets, net	67,660	59,429	64,324

Total assets	$3,963,824	$2,812,844	$2,718,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$444,279	$526,702	$487,733
Accrued expenses	140,789	163,559	132,398
Gift card and other deferred revenue	296,157	290,445	275,567
Borrowings under revolving line of credit	100,000	—	60,000
Income taxes payable	13,182	21,461	9,903
Operating lease liabilities	225,530	—	—
Other current liabilities	68,973	72,645	71,119

Total current liabilities	1,288,910	1,074,812	1,036,720

Deferred rent and lease incentives	29,388	201,374	205,143
Long-term debt	299,769	299,620	299,571
Long-term operating lease liabilities	1,127,403	—	—
Other long-term liabilities	86,461	81,324	85,388

Total liabilities	2,831,931	1,657,130	1,626,822

Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $.01 par value; 253,125 shares authorized; 77,612, 78,813 and 80,282 shares issued and outstanding at November 3, 2019, February 3, 2019 and October 28, 2018, respectively	777	789	803
Additional paid-in capital	594,991	581,900	570,924
Retained earnings	550,774	584,333	532,172
Accumulated other comprehensive loss	(13,708)	(11,073)	(11,757)
Treasury stock, at cost: 14, 2 and 2 shares as of November 3, 2019, February 3, 2019 and October 28, 2018, respectively	(941)	(235)	(205)

Total stockholders’ equity	1,131,893	1,155,714	1,091,937

Total liabilities and stockholders’ equity	$3,963,824	$2,812,844	$2,718,759

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Common Stock
In thousands	Shares	Amount
Balance at February 3, 2019	78,813	$789	$581,900	$584,333	$(11,073)	$(235)	$1,155,714

Net earnings	—	—	—	52,656	—	—	52,656
Foreign currency translation adjustments	—	—	—	—	(3,009)	—	(3,009)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	204	—	204
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(67)	—	(67)
Conversion/release of stock-based awards 1	571	5	(25,298)	—	—	(113)	(25,406)
Repurchases of common stock	(576)	(6)	(2,874)	(30,010)	—	(958)	(33,848)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(332)	—	—	332	—
Stock-based compensation expense	—	—	18,376	—	—	—	18,376
Dividends declared	—	—	—	(39,549)	—	—	(39,549)
Adoption of accounting pronouncements 2	—	—	—	(3,303)	—	—	(3,303)

Balance at May 5, 2019	78,808	$788	$571,772	$564,127	$(13,945)	$(974)	$1,121,768

Net earnings	—	—	—	62,648	—	—	62,648
Foreign currency translation adjustments	—	—	—	—	(1,251)	—	(1,251)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(132)	—	(132)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(160)	—	(160)
Conversion/release of stock-based awards 1	31	1	(482)	—	—	—	(481)
Repurchases of common stock	(636)	(6)	(3,170)	(35,107)	—	—	(38,283)
Stock-based compensation expense	—	—	16,708	—	—	—	16,708
Dividends declared	—	—	—	(39,214)	—	—	(39,214)

Balance at August 4, 2019	78,203	$783	$584,828	$552,454	$(15,488)	$(974)	$1,121,603
Net earnings	—	—	—	74,713	—	—	74,713
Foreign currency translation adjustments	—	—	—	—	1,783	—	1,783
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	5	—	5
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(8)	—	(8)
Conversion/release of stock-based awards 1	19	—	(715)	—	—	(21)	(736)
Repurchases of common stock	(610)	(6)	(3,068)	(37,509)	—	—	(40,583)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(54)	—	—	54	—
Stock-based compensation expense	—	—	14,000	—	—	—	14,000
Dividends declared	—	—	—	(38,884)	—	—	(38,884)
Balance at November 3, 2019	77,612	$777	$594,991	$550,774	$(13,708)	$(941)	$1,131,893

1	Amounts are shown net of shares withheld for employee taxes.

2	Relates to our adoption of ASU 2016-02, Leases, in fiscal 2019. See Note A.

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Common Stock
In thousands	Shares	Amount
Balance at January 28, 2018	83,726	$837	$562,814	$647,422	$(6,782)	$(725)	$1,203,566

Net earnings	—	—	—	45,168	—	—	45,168
Foreign currency translation adjustments	—	—	—	—	(1,145)	—	(1,145)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1,123	—	1,123
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	49	—	49
Conversion/release of stock-based awards 1	228	3	(7,213)	—	—	(226)	(7,436)
Repurchases of common stock	(732)	(7)	(3,437)	(34,269)	—	—	(37,713)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(290)	(358)	—	648	—
Stock-based compensation expense	—	—	12,811	—	—	—	12,811
Dividends declared	—	—	—	(36,877)	—	—	(36,877)
Adoption of accounting pronouncements 2	—	—	—	17,688	—	—	17,688

Balance at April 29, 2018	83,222	$833	$564,685	$638,774	$(6,755)	$(303)	$1,197,234

Net earnings	—	—	—	51,713	—	—	51,713
Foreign currency translation adjustments	—	—	—	—	(2,993)	—	(2,993)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	6	—	6
Conversion/release of stock-based awards 1	175	2	(4,869)	—	—	(32)	(4,899)
Repurchases of common stock	(2,409)	(25)	(11,431)	(125,649)	—	—	(137,105)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(72)	(5)	—	77	—
Stock-based compensation expense	—	—	13,497	—	—	—	13,497
Dividends declared	—	—	—	(36,465)	—	—	(36,465)

Balance at July 29, 2018	80,988	$810	$561,810	$528,368	$(9,742)	$(258)	$1,080,988
Net earnings	—	—	—	81,465	—	—	81,465
Foreign currency translation adjustments	—	—	—	—	(1,830)	—	(1,830)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(65)	—	(65)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(120)	—	(120)
Conversion/release of stock-based awards 1	37	—	(1,571)	—	—	—	(1,571)
Repurchases of common stock	(743)	(7)	(3,604)	(41,792)	—	—	(45,403)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(53)	—	—	53	—
Stock-based compensation expense	—	—	14,342	—	—	—	14,342
Dividends declared	—	—	—	(35,869)	—	—	(35,869)
Balance at October 28, 2018	80,282	$803	$570,924	$532,172	$(11,757)	$(205)	$1,091,937

1	Amounts are shown net of shares withheld for employee taxes.

2	Primarily relates to our adoption of ASU 2014-09, Revenue from Contracts with Customers, in fiscal 2018.

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
In thousands	November 3, 2019	October 28, 2018
Cash flows from operating activities:
Net earnings	$190,017	$178,346
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	140,495	141,167
L oss on disposal/impairment of assets	682	5,290
Amortization of deferred lease incentives	(5,985)	(19,728)
Non-cash lease expense	160,138	—
Deferred income taxes	(10,937)	12,170
Tax benefit related to stock-based awards	13,648	10,361
Stock-based compensation expense	49,516	40,953
Other	14	(389)
Changes in:
Accounts receivable	(2,842)	(21,851)
Merchandise inventories	(133,637)	(143,723)
Prepaid expenses and other assets	(24,157)	(50,171)
Accounts payable	(92,101)	8,689
Accrued expenses and other liabilities	(24,148)	19,002
Gift card and other deferred revenue	5,848	24,048
Deferred rent and lease incentives	—	23,695
Operating lease liabilities	(168,308)	—
Income taxes payable	(8,293)	(48,358)

Net cash provided by operating activities	89,950	179,501

Cash flows from investing activities:
Purchases of property and equipment	(121,154)	(128,326)
Other	470	1,804

Net cash used in investing activities	(120,684)	(126,522)

Cash flows from financing activities:
Payment of dividends	(113,159)	(105,654)
Repurchases of common stock	(112,714)	(220,221)
Borrowings under revolving line of credit	100,000	60,000
Tax withholdings related to stock-based awards	(26,623)	(13,906)

Net cash used in financing activities	(152,496)	(279,781)

Effect of exchange rates on cash and cash equivalents	(699)	1,080
Net decrease in cash and cash equivalents	(183,929)	(225,722)
Cash and cash equivalents at beginning of period	338,954	390,136

Cash and cash equivalents at end of period	$155,025	$164,414

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of November 3, 2019 and October 28, 2018, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen weeks and thirty-nine weeks then ended and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of February 3, 2019, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form
10-K
for the fiscal year ended February 3, 2019.
The results of operations for the thirteen and thirty-nine weeks ended November 3, 2019 are not necessarily indicative of the operating results of the full year.
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

NOTE B. BORR
O
WING ARRANGEMENTS
Credit Facility
We have a credit facility, which provides for a $500,000,000 unsecured revolving line of cr
e
dit (the “revolver”) and a $300,000,000 unsecured term loan facility (the “term loan”). The revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. The revolver matures on January 8, 2023, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may, prior to January 8, 2020, elect to extend the maturity date for an additional year, subject to lender approval.
During the third quarter
of
fiscal 2019, we had borrowings of $40,000,000
under the revolver. For year-to-date fiscal 2019, we had borrowings of $100,000,000 under the revolver (at a
year-to-date
weighted average interest rate of 3.12%), all of which was outstanding as of November 3, 2019. During the third
quarter and for
year-to-date
fiscal 2018, we had borrowings
of $60,000,000
under the revolver

(at a year-to-date weighted average interest rate of 3.28%)
. Additionally, as of November 3, 2019, $12,402,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.
As of November 3, 2019, we had $300,000,000 outstanding under our term loan (at a year-to-date
weighted average interest rate of 3.47%). The term loan matures on January 8, 2021, at which time all outstanding principal and any accrued interest must be repaid.
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
As of November 3, 2019, we were in compliance with our financial covenants under the credit facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000
, each of which matures on August 23, 2020
. The letter of credit facilities contain covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility plus an applicable margin based on our leverage ratio. As of November 3, 2019, an aggregate of $8,221,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we have not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 20, 2021.
NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 36,570,000 shares. As of November 3, 2019, there were approximately 5,367,000 shares available for future grant. Awards may be granted under the Plan to our officers, employees and non-employee
members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
Option Awards
Annual grants of option awards are limited to 1,000,000 shares on a per person basis and have a maximum term of seven years. The exercise price of these option awards must not be less than 100% of the closing price of our stock on the trading
day prior to the grant date. Option awards granted to employees generally vest evenly over a period of four years for service-based awards. Certain option awards contain vesting acceleration clauses
,
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
non-employee
Board member).

Stock-Based Compe
n
sation Expense
During the thirteen and thirty-nine weeks ended November 3, 2019, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $14,115,000 and $49,516,000, respectively. During the thirteen and thirty-nine weeks ended October 28, 2018, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $14,427,000 and $40,953,000, respectively.
Restricted Stock Units
The following table summarizes
o
ur restricted stock unit activity during the thirty-nine weeks ended November 3, 2019:

Shares
Balance at February 3, 2019	3,012,923

Granted	1,036,010
Granted, with vesting subject to performance conditions	238,786
Released 1	(985,540)
Cancelled	(347,205)

Balance at November 3, 2019	2,954,974

Vested plus expected to vest at November 3, 2019	3,115,488

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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended November 3, 2019
Basic	$74,713	77,897	$0.96
Effect of dilutive stock-based awards		1,294
Diluted	$74,713	79,191	$0.94

Thirteen weeks ended October 28, 2018
Basic	$81,465	80,475	$1.01
Effect of dilutive stock-based awards		1,166
Diluted	$81,465	81,641	$1.00

Thirty-nine weeks ended November 3, 2019
Basic	$190,017	78,356	$2.43
Effect of dilutive stock-based awards		1,109
Diluted	$190,017	79,465	$2.39

Thirty-nine weeks ended October 28, 2018
Basic	$178,346	82,070	$2.17
Effect of dilutive stock-based awards		881
Diluted	$178,346	82,951	$2.15

Stock-based awards of 2,000 and 28,000 were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 3, 2019, respectively, a
s
 their inclusion would be anti-dilutive
.
 Stock-based awards of 6,000 and 16,000 were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 28, 2018, respectively, as their inclusion would be anti-dilutive.

NOTE E. SEGMENT REP
O
RTING
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
The following table summarizes our net revenues by brand for the thirteen and thirty-nine weeks ended November 3, 2019 and October 28, 2018. We have updated fiscal 2018 results to conform with the current year presentation
.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Pottery Barn	$556,985	$533,469	$1,573,958	$1,530,300
West Elm	390,341	339,099	1,057,398	913,662
Williams Sonoma	205,493	203,936	591,761	600,092
Pottery Barn Kids and Teen	228,051	227,331	632,950	621,534
Other 1	61,602	53,148	198,351	169,569

Total 2	$1,442,472	$1,356,983	$4,054,418	$3,835,157

1	Primarily consists of net revenues from our international franchise operations, Rejuvenation and Mark and Graham .

2
Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $86.2 million and $79.0 million for the thirteen weeks ended November 3, 2019 and October 28, 2018, respectively, and approximately $260.5 million and $239.1 million for the thirty-nine weeks ended November 3, 2019 and October 28, 2018, respectively.

Long-lived assets by geographic location are as follows:

In thousands	November 3, 2019	October 28, 2018
U.S.	$2,140,505	$1,076,367
International	164,074	50,966

Total	$2,304,579	$1,127,333

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

NOTE G. STOCK REPURCHASE PR
O
GRAM AND DIVIDENDS
Stock Repurchase Program
During the thirteen weeks ended November 3, 2019, we repurchased 610,349 shares of our common stock at an average cost of $66.49 per share for a total cost of approximately $40,583,000. During the thirty-nine weeks ended November 3, 2019, we repurchased 1,838,971 shares of our common stock at an average cost of $61.29 per share for a total cost of approximately $112,714,000. As of November 3, 2019, there was $611,101,000 remaining under our current stock repurchase program. As of November 3, 2019

and

October

28,

2018
, we held treasury stock of $941,000

and $205,000, respectively, that represents the cost of shares available for issuance that are intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
During the thirteen weeks ended October 28, 2018, we repurchased 742,508 shares of our common stock at an average cost of $61.15 per share for a total cost of approximately $45,403,000. During the thirty-nine weeks ended October 28, 2018, we repurchased 3,883,875 shares of our common stock at an average cost of $56.70 per share for a total cost of approximately $
220,221,000
.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.
Dividends
We declared cash dividends of $0.48 and $0.43 per common share during the thirteen weeks ended November 3, 2019 and October 28, 2018, respectively. We declared cash dividends of $1.44 and $1.29 per common share during the thirty-nine weeks ended November 3, 2019 and October 28, 2018, respectively. Our quarterly cash dividend may be limited or terminated at any time.
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
.
Cash Flow Hedges
We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our Canadian subsidiary. These hedges have terms of up to 18 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of November 3, 2019, we expect to reclassify a net pre-tax
gain of approximately $37,000 from OCI to cost of goods sold over the next 12 months.
We also enter into
non-designated
foreign currency forward contracts (to sell Australian dollars and British pounds and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains or losses related to these contracts are recognized in selling, general and administrative expenses.

As of November 3, 2019 and October 28, 2018, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	November 3, 2019	October 28, 2018
Contracts designated as cash flow hedges	$19,700	$13,300
Contracts not designated as cash flow hedges	$—	$5,200
Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and thirty-nine weeks ended November 3, 2019 and October 28, 2018.
The effect of derivative instruments in our Condensed Consolidated Financial Statements during the thirteen and thirty-nine weeks ended November 3, 2019 and October 28, 2018, pre-tax,
was as follows:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 3, 2019		October 28, 2018		November 3, 2019		October 28, 2018
In thousands	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses
Line items presented in the Condensed Consolidated Statement of Earnings in which the effects of derivatives are recorded	$924,300	$416,281	$861,999	$400,600	$2,608,054	$1,184,176	$2,444,067	$1,155,990
Gain (loss) recognized in income
Derivatives designated as cash flow hedges	$204	$—	$163	$16	$499	$—	$90	$49
Derivatives not designated as hedging instruments	$—	$6	$—	$105	$—	$24	$—	$4,048
The fair values of our derivative financial instruments are presented below according to their classification in our Condensed Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	November 3, 2019	October 28, 2018
Derivatives designated as cash flow hedges:
Other current assets	$132	$504
Derivatives not designated as hedging instruments:
Other current assets	$—	$118
We record all derivative assets and liabilities on a gross basis. They do not meet the balance sheet netting criteria as discussed in ASC 210,
Balance Sheet
, because we do not have master netting agreements established with our derivative counterparties that would allow for net settlement.

N
O
TE I. FAIR VALUE MEASUREMENTS
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
Long-term Debt
As of November 3, 2019, the fair value of our long-term debt approximates its carrying value and is based on observable Level 2 inputs, primarily market interest rates for instruments with similar maturities.
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
There were no transfers between Level 1, 2 or 3 categories during the thirteen and thirty-nine weeks ended November 3, 2019 or October 28, 2018.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in accum
u
lated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at February 3, 2019	$(11,259)	$186	$(11,073)
Foreign currency translation adjustments	(3,009)	—	(3,009)
Change in fair value of derivative financial instruments	—	204	204
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	(67)	(67)
Other comprehensive income (loss)	(3,009)	137	(2,872)
Balance at May 5, 2019	(14,268)	323	(13,945)
Foreign currency translation adjustments	(1,251)	—	(1,251)
Change in fair value of derivative financial instruments	—	(132)	(132)
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	(160)	(160)
Other comprehensive income (loss)	(1,251)	(292)	(1,543)
Balance at August 4, 2019	(15,519)	31	(15,488)
Foreign currency translation adjustments	1,783	—	1,783
Change in fair value of derivative financial instruments	—	5	5
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	(8)	(8)
Other comprehensive income (loss)	1,783	(3)	1,780
Balance at November 3, 2019	$(13,736)	$28	$(13,708)

Balance at January 28, 2018	$(6,227)	$(555)	$(6,782)
Foreign currency translation adjustments	(1,145)	—	(1,145)
Change in fair value of derivative financial instruments	—	1,123	1,123
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	49	49
Other comprehensive income (loss)	(1,145)	1,172	27
Balance at April 29, 2018	(7,372)	617	(6,755)
Foreign currency translation adjustments	(2,993)	—	(2,993)
Change in fair value of derivative financial instruments	—	6	6
Other comprehensive income (loss)	(2,993)	6	(2,987)
Balance at July 29, 2018	(10,365)	623	(9,742)
Foreign currency translation adjustments	(1,830)	—	(1,830)
Change in fair value of derivative financial instruments	—	(65)	(65)
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	(120)	(120)
Other comprehensive income (loss)	(1,830)	(185)	(2,015)
Balance at October 28, 2018	$(12,195)	$438	$(11,757)

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

Intangible assets acquired primarily represent
3-D
imaging data and core intellectual property, which are being amortized over a useful life of four years. Goodwill is primarily attributable to expected synergies as a result of the acquisition, which include the leverage of acquired technology and talent to drive improved conversion, cost savings and operating efficiencies. None of the goodwill will be deductible for income tax purposes.
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

Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of November 3,

2019 and October 28, 2018, we recorded a liability for expected sales returns of approximately $23,447,000 and $25,555,000 within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $9,221,000 and $9,567,000 within other current assets in our Condensed Consolidated Balance Sheet.
Stored-value Cards
We issue stored-value cards that may be redeemed on future merchandise purchases. Our stored-value cards have no expiration dates. Revenue from stored-value cards is recognized at a point in time upon redemption of the card and as control of the merchandise is transferred to the customer. Revenue from estimated unredeemed stored-value cards (“breakage”) is recognized in a manner consistent with our historical redemption patterns over the estimated period of redemption of our cards of approximately four years, the majority of which is recognized within one year of the card issuance. Breakage revenue is not material to our Condensed Consolidated Financial Statements.
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
Customer Loyalty Programs
We have customer loyalty programs which allow members to earn points for each qualifying purchase. Points earned enable members to receive certificates that may be redeemed on future merchandise purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The allocated consideration for the points earned by our loyalty program members is deferred based on the standalone selling price of the points and recorded within gift card and other deferred revenue within our Condensed Consolidated Balance Sheet. The measurement of standalone selling prices takes into consideration the discount the customer would receive in a separate transaction for the delivered item, as well as our estimate of certificates expected to be redeemed, based on historical redemption patterns. This measurement is applied to our portfolio of performance obligations for points earned, as all obligations have similar economic characteristics. We believe the impact to our Condensed Consolidated Financial Statements would not be materially different if this measurement was applied to each individual performance obligation. Revenue is recognized for these performance obligations at a point in time when certificates are redeemed by the customer. These obligations relate to contracts with terms of
less than one year, as our certificates generally expire within 6 months from issuance.
Deferred Revenue
We defer revenue when cash payments are received in advance of satisfying performance obligations, primarily associated with our stored-value cards, merchandise sales, and incentives received from credit card issuers. As of November 3, 2019, we held approximately
 $300,354,000 in gift card and other deferred revenue on our Condensed Consolidated Balance Sheet, substantially all of which will be recognized as revenue within the next 12 months.
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

Upon lease commencement, we recognize the lease liability measured at the present value of the fixed future minimum lease payments. We have elected the practical expedient to not separate lease and non-lease
components. Therefore, lease payments included in the measurement of the lease liability include all fixed payments in the lease arrangement. We record a right-of-use
asset for an amount equal to the lease liability, increased for any prepaid lease costs and initial direct costs and reduced by any lease incentives. We remeasure the lease liability and right-of-use
asset when a change to our future minimum lease payments occurs. Key assumptions and judgments included in the determination of the lease liability include the discount rate applied to determine the present value of the future lease payments, and whether we are reasonably certain to exercise lease renewal and termination options.
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
The components of lease costs for the thirteen and thirty-nine weeks ended November 3, 2019 are as follows:

In thousands	Thirteen weeks ended November 3, 2019	Thirty-nine weeks ended November 3, 2019
Operating lease costs	$68,909	$200,020
Variable lease costs	5,816	15,579
Total lease costs	$74,725	$215,599

Sublease income and short-term lease costs were not material to us for the thirteen and thirty-nine weeks ended November 3 ,2019.
Supplemental cash flow information related to our leases for the thirteen and thirty-nine weeks ended November 3, 2019 is
as follows:

In thousands	Thirteen weeks ended November 3, 2019	Thirty-nine weeks ended November 3, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$71,136	$212,530
Net additions to right-of-use assets	38,311	120,704

As of November 3, 2019, additional information related to our leases is as follows:

Weighted average remaining lease term (years)	7.43
Weighted average incremental borrowing rate	3.72%

As of November 3, 2019, the future minimum lease payments under our operating lease liabilities are as follows:

In thousands
Remaining fiscal 2019	$66,826
Fiscal 2020	273,977
Fiscal 2021	240,772
Fiscal 2022	207,974
Fiscal 2023	174,827
Fiscal 2024	151,029
Fiscal 2025 and thereafter	453,319
Total lease payments	1,568,724
Less interest	(215,791)
Total operating lease liabilities	1,352,933
Less current operating lease liabilities	(225,530)
Total non-current operating lease liabilities	$1,127,403

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
I
n fiscal 2017, we amended the lease to further extend the term through July 2020. The amended lease provides for two additional one-year
renewal options. Rental payments under this agreement including applicable taxes, insurance and maintenance expenses were not material to us for the thirteen or thirty-nine weeks ended November 3, 2019 or October 28, 2018.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: our strategic initiatives; our merchandise strategies; our growth strategies for our brands; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our future compliance with the financial covenants contained in our credit facilities; our belief that our cash on-hand,
in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations and tariffs and related mitigation efforts; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form
10-K
for the year ended February 3, 2019, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

OVERVIEW
Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, Pottery Barn Teen, Williams Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through
e-commerce
websites, direct-mail catalogs and 626 stores. These brands are also part of The Key Rewards, our free-to-join
loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico and South Korea, as well as
e-commerce
 websites in certain locations. In December 2017, we acquired Outward, Inc., a
3-D
imaging and augmented reality platform for the home furnishings and décor industry.
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended November 3, 2019 (“third quarter of fiscal 2019”), as compared to the thirteen weeks ended October 28, 2018 (“third quarter of fiscal 2018”) and the thirty-nine weeks ended November 3, 2019
(“year-to-date
fiscal 2019”), as compared to the thirty-nine weeks ended October 28, 2018
(“year-to-date
fiscal 2018”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
Third Quarter of Fiscal 2019 Financial Results
Net revenues in the third quarter of fiscal 2019 increased by $85,489,000, or 6.3%, compared to the third quarter of fiscal 2018, with comparable brand revenue growth of 5.5%. This growth was primarily driven by West Elm and Pottery Barn. Net revenue growth included a 9.2% increase in international revenue across both our company-owned and franchise operations.
West Elm’s results this quarter were driven by strong growth strategies and effective execution. Comparable revenue growth accelerated to 14.1% this quarter with strength across all product categories and channels. The Pottery Barn brands also maintained their strong momentum from last quarter. In Pottery Barn, comparable revenue growth was 3.4% driven by our initiatives, including our curated Pottery Barn Marketplace assortment and our Apartment assortment of smaller space solutions. Their performance was also driven by strong digital growth including double-digit increases in traffic and product engagement. In Pottery Barn Kids and Teen, comparable revenue growth was 4.0%. We continue to see strong growth in both our baby business and our high quality dorm room bedding, furniture and no-nails
decoration solutions. In the Williams Sonoma brand, the 2.1% comparable revenue decline was primarily driven by sales shortfalls in electrics, bakeware, housewares and our Halloween assortments. Despite this, we were encouraged that execution against our transformation plan has shown improved profitability, and our Williams Sonoma branded products continued to gain momentum. Our emerging brands, Rejuvenation and Mark & Graham, drove another quarter of strong, profitable growth as they continue to scale and attract new customers.
Gross profit in the third quarter of fiscal 2019 decreased to 35.9% of revenues versus 36.5% in the third quarter of fiscal 2018, primarily driven by the incremental impact from the China tariffs, as well as increased shipping costs due to a higher mix of furniture sales. Despite the tariff impact almost doubling from the second quarter of fiscal 2019, our margins sequentially improved because of the continued success we are seeing from all of our mitigation efforts.
We have been executing against an aggressive tariff mitigation plan which includes cost reductions from vendors, moving production out of China to South East Asia and to the United States, cost savings in other areas of the business, as well as select price increases. These efforts combined with our higher product margins, on-going
occupancy leverage, overall selling, general and administrative leverage from higher sales and the continued benefits of our cost savings initiatives across the business, offset the financial impact from these increased costs.
In the third quarter of fiscal 2019, diluted earnings per share was $0.94 (which included a $0.07 impact from acquisition-related compensation expense, amortization of intangible assets, and the operations of Outward, Inc.) versus $1.00 in the third quarter of fiscal 2018 (which included a $0.06 impact related to Outward, Inc., a $0.02 impact from employment-related expenses, a $0.01 impact related to impairment and early lease termination charges, and a $0.13 net tax benefit from the Tax Cuts and Jobs Act). We also returned $78,289,000 to our stockholders through dividends and stock repurchases.
Operationally during the third quarter of fiscal 2019, we also made progress across our strategic initiatives of driving growth through cross-brand initiatives and improving the customer experience through technology innovation and operational improvements.
A key driver of our growth this quarter was the focus on our portfolio of brands. The Key Rewards continues to be an impactful driver of revenues and customer acquisition as total membership continued to grow during the quarter. Our cross-brand
Business-to-Business
division also delivered another strong quarter of revenue growth and marked the successful relaunch of our business-to-business
membership program.
Also, during the quarter, we made substantial progress on our ongoing efforts to improve the customer experience. In technology innovation, we have improved our product information page, site speed, enhanced the search experience, and added new capabilities to display lifestyle room imagery and product information, as well as add-to-cart
functionality in our shoppable rooms. In our supply

chain this quarter, technology is facilitating faster and more streamlined order processing through a number of enhancements and, to further improve order visibility, we are continually building on our framework to provide more accurate, data-driven delivery estimates to customers. Further, within our in-home
furniture delivery network, we’ve expanded the rollout of a same day delivery order tracking program. Additionally, our West Elm West Coast distribution center in Fontana, California is now fully operational, facilitating growth for our West Elm brand on the West Coast.
We believe that our continued focus on evolution and innovation is reflected in our business results. Our value proposition of high quality, design-led,
sustainable products combined with our multi-brand, digital-first operating model is a strong combination.
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
co-branded
credit cards.
Net revenues in the third quarter of fiscal 2019 increased by $85,489,000, or 6.3%, compared to the third quarter of fiscal 2018, with comparable brand revenue growth of 5.5%. This growth was primarily driven by West Elm and Pottery Barn. Net revenue growth included a 9.2% increase in international revenue across both our company-owned and franchise operations.
Net revenues for
year-to-date
fiscal 2019 increased by $219,261,000, or 5.7%, compared to
year-to-date
fiscal 2018, with comparable brand revenue growth of 5.2%. This growth was primarily driven by West Elm and Pottery Barn. Net revenue growth included a 8.9% increase in international revenue across both our company-owned and franchise operations.
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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Comparable brand revenue growth (decline)	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Pottery Barn	3.4%	1.4%	3.1%	2.0%
West Elm	14.1%	8.3%	14.5%	8.9%
Williams Sonoma	(2.1%)	2.1%	(1.6%)	3.1%
Pottery Barn Kids and Teen	4.0%	0.0%	3.1%	3.4%
Total 1	5.5%	3.1%	5.2%	4.4%

1	Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

STORE DATA

	Store Count					Average Leased Square Footage Per Store
	August 4, 2019	Openings	Closings	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Williams Sonoma	218	—	—	218	226	6,900	6,800
Pottery Barn	205	—	—	205	205	14,400	13,900
West Elm	112	2	—	114	112	13,100	13,200
Pottery Barn Kids	78	1	—	79	82	7,500	7,500
Rejuvenation	10	—	—	10	8	8,500	8,800
Total	623	3	—	626	633	10,600	10,300
Store selling square footage at period-end						4,154,000	4,084,000
Store leased square footage at period-end						6,622,000	6,551,000

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	November 3, 2019	% Net Revenues	October 28, 2018	% Net Revenues	November 3, 2019	% Net Revenues	October 28, 2018	% Net Revenues
Cost of goods sold 1	$924,300	64.1%	$861,999	63.5%	$2,608,054	64.3%	$2,444,067	63.7%

1
Includes total occupancy expenses of $179,237,000 and $177,261,000 for the third quarter of fiscal 2019 and the third quarter of fiscal 2018, respectively, and $529,905,000 and $521,544,000 for year-to-date
fiscal 2019 and
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
Third Quarter of Fiscal 2019 vs. Third Quarter of Fiscal 2018
Cost of goods sold increased by $62,301,000, or 7.2%, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Cost of goods sold as a percentage of net revenues increased to 64.1% in the third quarter of fiscal 2019 from 63.5% in the third quarter of fiscal 2018. This increase was primarily driven by the incremental impact from the China tariffs, as well as increased shipping costs due to a higher mix of furniture sales, partially offset by the leverage of occupancy costs.
Year-to-Date
Fiscal 2019 vs.
Year-to-Date
Fiscal 2018
Cost of goods sold increased by $163,987,000, or 6.7%, for
year-to-date
fiscal 2019 compared to
year-to-date
fiscal 2018. Cost of goods sold as a percentage of net revenues increased to 64.3% for year-to-date
fiscal 2019 from 63.7% for
year-to-date
fiscal 2018. This increase was primarily driven by the incremental impact from the China tariffs as well as increased shipping costs due to a larger mix of furniture sales, partially offset by the leverage of occupancy costs.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	November 3, 2019	% Net Revenues	October 28, 2018	% Net Revenues	November 3, 2019	% Net Revenues	October 28, 2018	% Net Revenues
Selling, general and administrative expenses	$416,281	28.9%	$400,600	29.5%	$1,184,176	29.2%	$1,155,990	30.1%

Selling, general and administrative expenses consist of
non-occupancy
related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.
Third Quarter of Fiscal 2019 vs. Third Quarter of Fiscal 2018
Selling, general and administrative expenses increased by $15,681,000, or 3.9%, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Selling, general and administrative expenses as a percentage of net revenues decreased to 28.9% in the third quarter of fiscal 2019 from 29.5% in the third quarter of fiscal 2018. This decrease as a percentage of net revenues was driven by the leverage of employment and advertising costs from higher sales and the continued benefits of our cost savings initiatives across the business, as well as our overall expense discipline.
Year-to-Date
Fiscal 2019 vs.
Year-to-Date
Fiscal 2018
Selling, general and administrative expenses increased by $28,186,000, or 2.4%, for year-to-date
fiscal 2019 compared to
year-to-date
fiscal 2018. Selling, general and administrative expenses as a percentage of net revenues decreased to 29.2% for year-to-date
fiscal 2019 from 30.1% for
year-to-date
fiscal 2018. This decrease as a percentage of net revenues was driven by the leverage of employment and advertising costs from higher sales and the continued benefits of our cost savings initiatives across the business, as well as our overall expense discipline.

INCOME TAXES
The effective tax rate was 25.4% for
year-to-date
fiscal 2019, and 22.5% for
year-to-date
fiscal 2018. Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the Securities and Exchange Commission in December 2017 provided us with up to one year to finalize our measurement of the income tax effects of the 2017 Tax Cuts and Jobs Act on our fiscal year ended January 28, 2018. The lower effective tax rate in fiscal 2018 was primarily due to SAB 118 adjustments from the re-measurement
of our deferred tax assets recorded in the third quarter of 2018.
LIQUIDITY AND CAPITAL RESOURCES
As of November 3, 2019, we held $155,025,000 in cash and cash equivalents, the majority of which was held in interest bearing demand deposit accounts and money market funds, and of which $130,194,000 was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
In fiscal 2019, we plan to use our cash resources to fund our inventory and inventory related purchases, advertising and marketing initiatives, property and equipment purchases, stock repurchases and dividend payments. In addition to our cash balances on hand, we have a $500,000,000 unsecured revolving line of credit (“the revolver”) and a $300,000,000 unsecured term loan facility (“the term loan”). The revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. For year-to-date
fiscal 2019, we had borrowings of $100,000,000 under the revolver, all of which was outstanding as of November 3, 2019. For year-to-date
 fiscal 2018, we had borrowings of $60,000,000 under the revolver, all of which was outstanding as of October 28, 2018. As of November 3, 2019, we had $300,000,000 outstanding under our term loan. The term loan matures on January 8, 2021, at which point all outstanding principal and any accrued interest must be repaid. Additionally, as of November 3, 2019, a total of $12,402,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.
As of November 3, 2019, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which $8,221,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we have not taken legal title.
We are currently in compliance with all of our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.
Cash Flows from Operating Activities
For
year-to-date
fiscal 2019, net cash provided by operating activities was $89,950,000 compared to $179,501,000 for year-to-date
fiscal 2018. For
year-to-date
fiscal 2019, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash
items, partially offset by an increase in merchandise inventories and a decrease in accounts payable . The decrease in net cash provided by operating activities for year-to-date
fiscal 2019 compared to
year-to-date
fiscal 2018 was primarily due to a year-over-year reduction in accounts payable due to the timing of payments.
Cash Flows from Investing Activities
For
year-to-date
fiscal 2019, net cash used in investing activities was $120,684,000 compared to $126,522,000 for year-to-date
fiscal 2018, and was primarily attributable to purchases of property and equipment.
Cash Flows from Financing Activities
For
year-to-date
fiscal 2019, net cash used in financing activities was $152,496,000 compared to $279,781,000 for year-to-date
fiscal 2018. For
year-to-date
fiscal 2019, net cash used in financing activities was attributable to the payment of dividends, repurchases of common stock and tax withholdings related to stock-based awards, partially offset by borrowings under our revolver. The decrease in cash used in financing activities for year-to-date
fiscal 2019 compared to
year-to-date
fiscal 2018 was primarily attributable to a decrease in repurchases of common stock, as well as an increase in borrowings under our revolver.
Stock Repurchase Program and Dividends
See Note G to our Condensed Consolidated Financial Statements,
Stock Repurchase Program and Dividends,
within Item 1 of this Quarterly Report on Form
10-Q
for further information.

Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the third quarter of fiscal 2019, other than those discussed in Notes H, I and M to our Condensed Consolidated Financial Statements, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form
10-K
for the year ended February 3, 2019.
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
Interest Rate Risk
Our revolver and our term loan each have a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During year-to-date
fiscal 2019, we had borrowings of $100,000,000 under the revolver, all of which was outstanding as of November 3, 2019. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instruments would not materially affect our results of operations or cash flows.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of November 3, 2019, our investments, made primarily in interest bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 1% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during the third quarter of fiscal 2019 or the third quarter of fiscal 2018. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies could subject us to the risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the third quarter or year-to-date
fiscal 2019 or the third quarter or
year-to-date
fiscal 2018, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of November 3, 2019, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information as of November 3, 2019 with respect to shares of common stock we repurchased during the third quarter of fiscal 2019 under our stock repurchase program. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form
10-Q.

Fiscal period	Total Number of Shares Purchased 1	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program 1	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
August 5, 2019 – September 1, 2019	193,942	$65.14	193,942	$639,050,000
September 2, 2019 – September 29, 2019	186,285	$66.37	186,285	$626,687,000
September 30, 2019 – November 3, 2019	230,122	$67.73	230,122	$611,101,000
Total	610,349	$66.49	610,349	$611,101,000

1	Excludes shares withheld for employee taxes upon vesting of stock-based awards.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit Number	Exhibit Description
10.1*	Sixth Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 23, 2019
10.2*	Sixth Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 23, 2019
10.3*	Sixth Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 23, 2019
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements from the Company’s Quarterly Report on Form
10-Q
for the quarter ended November 3, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: December 12, 2019