Form 10-K
period 2020-02-02
WILLIAMS SONOMA INC
filed 2020-03-27
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One):
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2020.
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
of the Act).  Yes
☐
    No  ☒
As of August 4, 2019, the approximate aggregate market value of the registrant’s common stock held by non-affiliates
was $4,956,461,000. It is assumed for purposes of this computation that an affiliate includes all persons as of August 4, 2019 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the Williams-Sonoma, Inc. Stock Fund within the registrant’s 401(k) Plan.
As of March 22, 2020, 77,197,681 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, also referred to in this Annual Report on Form
10-K
as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
and the letter to stockholders contained in this Annual Report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, statements related to: projections of earnings, revenues, growth and other financial items; the strength of our business and our brands; our ability to execute strategic priorities and growth initiatives regarding digital leadership, product and technology innovation, cross-brand initiatives, retail transformation and operational excellence; our beliefs about our competitive advantages and areas of potential future growth in the market; our ability to drive long-term sustainable returns; the plans, strategies, initiatives and objectives of management for future operations; our brands, products and related initiatives, including our ability to introduce new brands, brand extensions, products and product lines and bring in new customers; our belief that our
e-commerce
websites and direct-mail catalogs act as a cost-efficient means of testing market acceptance of new products and new brands; the complementary nature of our
e-commerce
and retail channels; our marketing efforts; our acquisition of Outward, Inc., including the valuation of intangible assets acquired; our global business and expansion efforts, including franchise, other third-party arrangements and company-owned operations; our ability to attract new customers; the seasonal variations in demand; our ability to recruit, retain and motivate skilled personnel; our belief in the reasonableness of the steps taken to protect the security and confidentiality of the information we collect; our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; our belief in the ultimate resolution of current legal proceedings; the payment of dividends; our stock repurchase program; our capital allocation strategy in fiscal 2020; our planned use of cash in fiscal 2020; our compliance with financial covenants; our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations over the next 12 months; the impact of the 2017 Tax Cuts and Jobs Act; the impact of tariffs on our business and our results of operations; our belief regarding the effects of potential losses under our indemnification obligations; the impact of inflation; the effects of changes in our inventory reserves; the impact of new accounting pronouncements; the impact of the coronavirus on our retail store operations, global supply chain and customer spending and demand; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.
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
FISCAL YEAR ENDED FEBRUARY 2, 2020

PART I
ITEM 1.	BUSINESS

OVERVIEW
Williams-Sonoma, Inc., incorporated in 1973, is a omni-channel specialty retailer of high quality products for the home.
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
In the decades that followed, the quality of our products, our ability to identify new opportunities in the market and our people-first approach to business have facilitated our expansion beyond the kitchen into nearly every area of the home. Growth across the Williams-Sonoma, Inc. portfolio has been fueled by three areas of strategic investment: brand experimentation and innovation, for a best-in-class
approach to omni-channel retail experiences; operational excellence across the enterprise, from quality product and sourcing, to efficient manufacturing and supply chain; and culture and corporate social responsibility, from commitments to foster women in leadership and embrace diversity, to a healthy impact on our community and environment.
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
Pottery Barn
Established in 1949 and acquired by Williams-Sonoma, Inc. in 1986, Pottery Barn is a premier omni-channel home furnishings retailer. The brand was founded on the idea that home furnishings should be exceptional in comfort, quality, style and value. Pottery Barn’s stores, website, and catalogs are specially designed to make shopping an enjoyable experience, with inspirational lifestyle displays dedicated to every space in the home. Pottery Barn products include furniture, bedding, bathroom accessories, rugs, curtains, lighting, tabletop, outdoor and decorative accessories.
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

Pottery Barn Teen
Launched in 2003, Pottery Barn Teen is the first home concept to focus exclusively on the teen market. The brand offers a complete line of furniture, bedding, lighting, decorative accents and more for teen bedrooms, dorm rooms, study spaces and lounges. Pottery Barn Teen’s innovative products are specifically designed to help teens create a comfortable and stylish room that reflects their own individual aesthetic.
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
Mark and Graham
Launched in 2012, Mark and Graham is designed to be a premier online destination for personalized gift buying. With over 100 monograms and font types to choose from, a Mark and Graham purchase is uniquely personal. The brand’s product lines include women’s and men’s accessories, small leather goods, jewelry, key item apparel, paper, entertaining and bar, home décor and seasonal items.
Outward
In 2017, we acquired Outward, Inc., a
3-D
imaging and augmented reality platform for the home furnishings and décor industry. Headquartered in San Jose, California, Outward’s technology enables scalable applications in product visualization, digital room design and augmented and virtual reality.
OPERATIONS
As of February 2, 2020, we had the following merchandise strategies: Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, Pottery Barn Teen, Williams Sonoma Home, Rejuvenation and Mark and Graham, which sell our products through our
e-commerce
websites, direct-mail catalogs and retail stores. We offer shipping from many of our brands to countries worldwide, while our catalogs reach customers throughout the U.S. The
e-commerce
business complements the retail business by building brand awareness and acting as an effective advertising vehicle. We believe that our
e-commerce
websites and our direct-mail catalogs act as a cost-efficient means of testing market acceptance of new products and new brands. Leveraging these insights and our omni-channel positioning, our marketing efforts, including digital advertising and the circulation of catalogs, are targeted toward driving sales to each of our channels. Consistent with our published privacy policies, we send our catalogs to addresses from our proprietary customer list, as well as to addresses from lists of other mail order direct marketers, magazines and companies with which we establish a business relationship. In accordance with prevailing industry practice and our privacy policies, we may also rent our list to select mailers. Our customer mailings are continually updated to include new prospects and to eliminate non-responders.
In addition, the retail business complements the
e-commerce
business by building brand awareness and attracting new customers to our brands. Our retail stores serve as billboards for our brands, which we believe inspires our customers to also shop online and through our catalogs. We operate 614 stores, which include 572 stores in 43 states, Washington, D.C. and Puerto Rico, 20 stores in Canada, 19 stores in Australia and 3 stores in the United Kingdom. We also have multi-year franchise agreements with third parties in the Middle East, the Philippines, Mexico and South Korea that currently operate 129 franchised stores as well as
e-commerce
websites in certain locations.
SUPPLIERS
We purchase most of our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 2% of our purchases during fiscal 2019. Approximately 65% of our merchandise purchases in fiscal 2019 were sourced from foreign vendors, predominantly in Asia and Europe. Substantially all of these purchases were negotiated and paid for in U.S. dollars. In addition, we manufacture merchandise, primarily upholstered furniture and lighting, at our facilities located in North Carolina, California, Oregon and Mississippi.

COMPETITION AND SEASONALITY
The specialty
e-commerce
and retail businesses are highly competitive. Our
e-commerce
websites, direct-mail catalogs and retail stores compete with other retailers, including
e-commerce
retailers, large department stores, discount retailers, other specialty retailers offering home-centered assortments and other direct-mail catalogs. The substantial sales growth in the direct-to-customer
industry within the last decade, particularly in
e-commerce,
has encouraged the entry of many new competitors, including discount retailers selling similar products at reduced prices, new business models and an increase in competition from established companies. We compete on the basis of our brand authority, the quality of our merchandise, service to our customers, our proprietary customer list, our
e-commerce
websites and our marketing capabilities, as well as the location and appearance of our stores. We believe that we compare favorably with many of our current competitors with respect to some or all of these factors.
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
EMPLOYEES
As of February 2, 2020, we had approximately 27,000 employees, of whom approximately 11,600 were full-time. In preparation for and during our fiscal 2019 holiday selling season, we hired approximately 8,500 temporary employees, primarily in our retail stores, customer care centers and distribution facilities.
INTELLECTUAL PROPERTY
As of February 2, 2020, we own and/or have applied to register 164 unique trademarks and service marks. We own and/or have applied to register our key brand names as trademarks in the U.S. as well as 121 additional jurisdictions. Generally, exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries and franchisees under a license. These marks include our core brand names as well as brand names for selected products and services. The core brand names in particular, including “Williams Sonoma,” “Pottery Barn,” “pottery barn kids,” “Pottery Barn Teen,” “west elm,” “Williams Sonoma Home,” “Rejuvenation” and “Mark and Graham” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We also own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, house publications, website designs and store designs, among other things, which are used by our subsidiaries and franchisees under a license. As of February 2, 2020, we own and/or have applied to register 277 patents in connection with certain product designs, inventions and proprietary technology. Patents are generally valid for 14 to 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “potterybarnteen.com,” “westelm.com,” “wshome.com,” “williams-sonomainc.com,” “rejuvenation.com” and “markandgraham.com.” Collectively, the trademarks, patents, copyrights, trade dress rights and domain names that we hold are of material importance to us.
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

Investors and others should note that we announce material financial and operational information to our investors on our Investor Relations website (http://ir.williams-sonomainc.com), press releases, SEC filings and public conference calls and webcasts. Information on our website is not, and will not be deemed, a part of this report or incorporated into any other filings we make with the SEC.
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
The Coronavirus (or
COVID-19)
outbreak is expected to have a material impact on our results of operations, financial position and liquidity.
The outbreak of
COVID-19
continues to grow both in the U.S. and globally, and related government and private sector responsive actions are expected to adversely affect our business operations. It is currently impossible to predict the effect and ultimate impact of the
COVID-19
pandemic as the situation is rapidly evolving. In March 2020, the President of the United States declared a national emergency as a result of the
COVID-19
outbreak in the U.S. The pandemic has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and shopping centers. In recent days, there have been mandates from federal, state and local authorities requiring reduction of operating hours and forced temporary closures of non-essential
retailers and other businesses, which have adversely affected our stores, further negatively impacting our business.
As a result of these developments, to protect our employees, customers and the communities in which we operate, on March 17, 2020, we announced we will be temporarily closing all of our U.S. and Canadian retail stores until at least April 2, 2020 depending upon how the
COVID-19
outbreak evolves. This is expected to adversely affect our operations, cash flows and liquidity, as our retail store revenues comprise approximately 44% of our net revenues. Further, after containment of the virus or after some or all of our stores reopen, any significant reduction in consumer willingness to visit malls and shopping centers, levels of consumer spending at our stores, employee willingness to work in our stores, or the prolonged temporary closure of our retail stores or distribution centers, relating to the pandemic or its impact on the economy, consumer sentiment or health concerns, would result in a further loss of revenues, profits, cash flows, and other materially impactful effects on our business and operations.
In addition, we have implemented work-from-home policies for certain employees. The effects of shelter-in-place
orders and our work-from-home policies may negatively impact productivity and disrupt our business, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Although we continue to sell products through our
e-commerce
sites and our distribution centers remain open and operational through the date of filing of this Annual Report, governmental mandates or illness or absence of a substantial number of distribution center employees could require that we temporarily close one or more of our distribution centers, or may prohibit or significantly limit us, or our third party logistics providers from delivering packages to our customers and our stores, which would complicate or prevent our fulfilling
e-commerce
orders and, once some or all of our stores reopen, would complicate or prevent our ability to supply merchandise to our stores.
Further, quarantines,
shelter-in-place
and similar government orders, like the statewide order issued in California, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to
COVID-19
or other infectious diseases, could also impact our vendors who manufacture or deliver our merchandise to us or our customers, which could adversely affect our ability to acquire and sell our merchandise, thus adversely affecting our results of operations, cash flows and liquidity.
While the extent of the economic impact of
COVID-19
and the duration of that impact may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, which has significantly impacted the value of our common stock and which may reduce our ability to access further capital, which could in the future negatively affect our liquidity. In addition, a recession or long-term market correction, resulting from the spread of
COVID-19
could in the future further materially impact the value of our common stock, impact our access to capital and affect our business in the near and long-term.
The global pandemic of
COVID-19
continues to rapidly evolve. The ultimate impact of the
COVID-19
pandemic or a similar health epidemic is highly uncertain and subject to change. The extent to which
COVID-19
impacts our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic and the actions to contain
COVID-19
or treat its impact, among others. We are also uncertain the impact this pandemic will have on our overall liquidity levels or on future insurance costs, which may increase in the future in order to cover the costs insurance companies may incur related to this outbreak.
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
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, outbreaks of disease (such as the recent
COVID-19
outbreak), adverse weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic and political conditions, and consumer perceptions of personal well-being and security. In particular, past economic downturns have led to decreased discretionary spending, which adversely impacted our business. In addition, periods of decreased home purchases typically lead to decreased consumer spending on home products. These factors have affected, and may in the future affect, our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending have reduced and may in the future reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.
We may require funding from external sources, which may not be available at the levels we require, or may cost more than we expect, and, as a consequence, our expenses and operating results could be negatively affected.
We regularly review and evaluate our liquidity and capital needs. While we have a growing balance of cash that is held offshore, we currently believe that our available cash, cash equivalents and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months unless our retail stores and distribution centers are closed for an extended period of time or we experience a material decline in revenue relating to the
COVID-19
outbreak. However, we might experience periods during which we encounter additional cash needs, and we might need additional external funding to support our operations.

Although our credit facility provides for a $500,000,000 unsecured revolving line of credit and a $300,000,000 unsecured term loan facility, in the event we require additional liquidity from our lenders, such funds may not be available to us on acceptable terms, or at all. In addition, in the event we were to breach any of our financial covenants, including as a result of the impact from the
COVID-19
outbreak, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing credit facility on less favorable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers, or our unsecured term loan facility, on terms that are acceptable to us, or at all, as the availability of credit facilities may become limited. Further, the providers of such credit may reallocate the available credit to other borrowers. To maximize our liquidity and increase our available cash on hand in the event of a protracted
COVID-19
outbreak, on March 23, 2020 we drew down $488,000,000 on our revolving line of credit, for an outstanding balance of $500,000,000. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.
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
In addition, we must manage our inventory effectively and commensurate with customer demand. Much of our inventory is sourced from vendors located outside of the U.S. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacturing of such merchandise, up to twelve months and generally multiple seasons in advance of the applicable selling season and frequently before trends are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. Our vendors also may not have the capacity to handle our demands or may go out of business or have other delays in production in times of economic crisis. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate, and our business and operating results may be negatively impacted.
There is also increased focus, including by governmental and non-governmental
organizations, investors, customers, consumers and other stakeholders, on corporate social responsibility and sustainability matters. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to any social or sustainability matters, which could negatively impact our business and results of operations.
We may be exposed to cybersecurity risks and costs associated with credit card fraud, identity theft and business interruption that could cause us to incur unexpected expenses and loss of revenue.
A significant portion of our customer orders are placed through our
e-commerce
websites or through our customer care centers. In addition, a significant portion of sales made through our retail channel require the collection of certain customer data, such as credit card information. In order for our sales channels to function successfully, we, our banking and authorizations partners, and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information and other personal information of our customers, securely over public and private networks. Third parties may have or develop the technology or knowledge to breach, disable, disrupt or interfere with our systems or processes or those of our vendors. Although we take the security of our systems and the privacy of our customers’ confidential information seriously, and we believe we take reasonable steps to protect the security and confidentiality of the information we collect, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. The techniques used to obtain unauthorized access to systems change frequently and are not often recognized until after they have been launched. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our information systems, including our
e-commerce
websites or stores, and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation, regulatory investigations and other significant liabilities. Such a breach could also seriously disrupt, slow or hinder our operations and harm our reputation and customer relationships, any of which could harm our business. If we are the target of a cybersecurity attack resulting in unauthorized disclosure of our customer data, we may be required to undertake costly notification procedures. If we fail to implement appropriate safeguards, detect and provide prompt notice of unauthorized access as required by some data privacy laws, or otherwise comply with these laws, we could be subject to potential fines, claims for damages and other remedies, which could be significantly in excess of our insurance coverage and could harm our business.
We receive, process, store, use and share data, some of which contains personal information, which subjects us to complex and evolving governmental regulation and other legal obligations related to data privacy, data protection and other matters, which may have differing interpretations or are subject to change.
We receive, process, store, use and share data, some of which contains personal information. There are numerous federal, state, local and foreign laws and regulations regarding matters central to our business, data privacy and the collection, storing, sharing, use, processing, disclosure and protection of personal information and other data from customers, employees and business partners, the scope of which are regularly changing, subject to uncertain and differing interpretations and may be inconsistent among countries or conflict with other rules.
As our business expands globally, we are subject to data privacy and other similar laws in various foreign jurisdictions, such as GDPR in the European Union. In addition, on January 1, 2020, the California Consumer Privacy Act of 2018 (the “CCPA”) became effective. The application and interpretation of these laws and regulations are often uncertain, and as the focus on data privacy and data protection increases globally and domestically, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
Any failure or perceived failure by us to comply with our privacy policies, data privacy-related obligations to customers or other third parties, or our data privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, or other failure to comply with these laws and regulations, or regulatory scrutiny, may result in governmental enforcement actions or litigation that could expose our business to substantial financial penalties, or other monetary or non-monetary
relief, negative publicity, loss of confidence in our brands, decline in customer growth or damage to our brands and reputation. The GDPR, CCPA and other such laws and regulations impose new and burdensome obligations, and include substantial uncertainty as to their interpretation, and we may face challenges in addressing their requirements, which could result in fines or penalties, lead us to change our data privacy policies and practices and limit our ability to deliver personalized advertising. Additionally, if third parties that we work with, such as advertisers, service providers or developers, violate applicable laws or our policies, these violations may also put customers’ information at risk, which could, in turn, have an adverse effect on our business, revenue and financial results.
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
We are also vulnerable to certain additional risks and uncertainties associated with our
e-commerce
and mobile websites and digital marketing efforts, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; vendor reliability; changes in applicable federal and state regulations, such as the CCPA, and related compliance costs; security breaches; and consumer privacy concerns. We must keep up to date with competitive technology trends and opportunities that are emerging throughout the retail environment, including the use of new or improved technology, evolving creative user interfaces, and other
e-commerce
marketing trends such as paid search,
re-targeting,
loyalty programs and the proliferation of mobile usage, among others. While we endeavor to predict and invest in technology that is most relevant and beneficial to our company, such as our acquisition of Outward, Inc. in 2017, our initiatives may not prove to be successful, may increase our costs, or may not succeed in driving sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales or margin in our
e-commerce
business, require us to impair certain assets, and damage our reputation and brands.
Our dependence on foreign vendors and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.
Approximately 65% of our merchandise purchases in fiscal 2019 were sourced from foreign vendors predominantly in Asia and Europe. Our dependence on foreign vendors means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Although substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, the rising cost of labor in the countries in which our foreign vendors operate has resulted in increases in our costs of doing business. Any further increases in the cost of living in such countries may result in additional increases in our costs or in our foreign vendors going out of business.
We, and our foreign vendors, are also subject to other risks and uncertainties associated with changing economic, political, social, health and environmental conditions and regulations within and outside of the U.S. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), government regulations, trade restrictions, regulations to address climate change, employment and labor matters, wars and fears of war, political unrest, acts of terrorism, natural disasters, adverse weather, climate change, outbreaks of disease (such as the recent
COVID-19
outbreak), and other unexpected events. We cannot predict whether any of the countries from which our raw materials or products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments, such as the tariffs levied by the U.S. against China, or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including labor disputes resulting in work disruption, the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, war, political unrest, acts of terrorism, natural disasters, adverse weather, climate change, outbreaks of disease or other unexpected events, could increase the cost, reduce the supply of merchandise available to us, or result in excess inventory if merchandise is received after the planned or appropriate selling season, all of which could adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or increased tariffs or quotas, war, political unrest, acts of terrorism, natural disasters, adverse weather, climate change, outbreaks of disease or other trade disruptions. For example, the recent
COVID-19
outbreak has the potential to significantly impact our supply chain if the factories that manufacture our merchandise are temporarily closed or experience worker shortages or if international shipping is impacted. In addition, an economic downturn, or failure of foreign markets, may result in financial instabilities for our foreign vendors, which may cause our foreign vendors to decrease production, discontinue selling to us, or cease operations altogether. Our global operations in Asia, Australia and Europe could also be affected by changing economic and political conditions in foreign countries, such as Brexit, which could have a negative effect on our business, financial condition and operating results.
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
Any inability to acquire suitable merchandise on acceptable terms or the loss of one or more of our foreign vendors or third-party agents could have a negative effect on our business and operating results because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new vendors or third-party agents, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those we currently purchase. In addition, we are subject to certain risks that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable to us, including risks related to the availability of raw materials, labor disputes, work disruptions or stoppages, union organizing activities, vendor financial liquidity, adverse weather, natural disasters, political unrest, war, acts of terrorism, outbreaks of disease (such as the recent
COVID-19
outbreak), general economic and political conditions and regulations to address climate change. For example, if our vendors suffer prolonged work disruptions or stoppages, or transportation or other restrictions, due to public health conditions such as the recent
COVID-19
outbreak, or other unforeseen events, our ability to acquire merchandise could be adversely impacted, which would adversely affect our results of operations.
If our vendors fail to adhere to our quality control standards and test protocols, we may delay a product launch or recall a product, which could damage our reputation and negatively affect our operations and financial results.
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
We are currently growing our business and increasing our global presence by opening new stores outside of the U.S., expanding our franchise and shop-in-shop
operations, and offering shipping globally through third-party vendors. Since 2013, as part of our overall global expansion strategy, we have operated company-owned retail stores and
e-commerce
websites outside of North America. While our global expansion to date has been a small part of our business, we plan to continue to increase the number of stores we open both directly and through our franchise and shop-in-shop
arrangements. We have limited experience with global sales, understanding consumer preferences and anticipating buying trends in different countries, and marketing to customers overseas. Moreover, global awareness of our brands and our products may not be high. Consequently, we may not be able to successfully compete with established brands in these markets and our global sales may not result in the revenues we anticipate. Additionally, global economic or political instability, work disruptions or stoppages, or outbreaks of diseases, such as the recent
COVID-19
outbreak, may delay or harm our efforts to expand globally. Also, our products may not be accepted, either due to foreign legal requirements or due to different consumer tastes and trends. If our global growth initiatives are not successful, or if we or any of our third-party vendors fail to comply with any applicable regulations or laws, we may be forced to close stores or cease operations in certain countries, which may result in significant financial harm, diminish the value of our brands and negatively affect our future opportunities for global growth. Further, the administration of our global expansion may divert management attention and require more resources than we expect.
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
We have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico and South Korea, as well as
e-commerce
 websites in certain locations. Under these agreements, our franchisees operate stores and/or
e-commerce
websites that sell goods purchased from us under our brand names. We continue to expand our franchise operations with our existing franchisees as well as seek to identify new franchise partnerships for select countries. The effect of these franchise arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new global markets. In addition, certain aspects of our franchise arrangements are not directly within our control, such as the ability of each franchisee to meet its projections regarding store openings and sales, and the impact of exchange rate fluctuations on their business. Moreover, while the agreements we have entered into may provide us with certain termination rights, to the extent that our franchisees do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the reputation and value of our brands could be impaired. In addition, in connection with these franchise arrangements, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable regulations or laws could have an adverse effect on our results of operations.
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
Moreover, our global operations subject us to a variety of risks and challenges, including:
•	increased management, infrastructure and legal compliance costs, including the cost of real estate and labor in those markets;

•	increased financial accounting and reporting requirements and complexities;

•	increased operational and tax complexities, including managing our inventory globally;

•	the diversion of management attention away from our core business;

•	general economic conditions, changes in diplomatic and trade relationships, including the imposition of new or increased tariffs, political and social instability, war and acts of terrorism, outbreaks of diseases (such as the recent
COVID-19
outbreak) and natural disasters in each country or region;

•	economic uncertainty around the world;

•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

•	compliance with U.S. laws and regulations for foreign operations;

•	dependence on certain third parties, including vendors and other service providers, with whom we do not have extensive experience;

•	fluctuations in foreign currency exchange rates and the related effect on our financial results, and the use of foreign exchange hedging programs to mitigate such risks;

•	growing cash balances in foreign jurisdictions which may be subject to repatriation restrictions;

•	reduced or varied protection for intellectual property rights in some countries and practical difficulties of enforcing such rights abroad; and

•	compliance with the laws of foreign taxing jurisdictions and the overlapping of different tax regimes.

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
As noted above, approximately 44% of our net revenues are generated by our retail stores. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors, including:
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
Further, we cannot control all of the various factors that might affect our
e-commerce
fulfillment rates and timely and effective merchandise delivery to our stores. We rely upon third-party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from our stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to our customers. As a result of our dependence on all of these third-party providers, we are subject to risks, including labor disputes (such as the disruptions at the U.S. West Coast ports in early 2015), union organizing activity, adverse weather, natural disasters, climate change, the closure of such carriers’ offices or a reduction in operational hours due to an economic slowdown or the inability to sufficiently ramp up operational hours during an economic recovery or upturn, availability of adequate trucking or railway providers, possible acts of terrorism, outbreaks of disease (such as the recent
COVID-19
outbreak) or other factors affecting such carriers’ ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs and costs associated with any regulations to address climate change. For example, if our third-party providers suffer prolonged transportation disruptions or restrictions due to public health conditions, such as the current
COVID-19
outbreak, or other unforeseen events, our ability to timely deliver merchandise could be adversely impacted. Failure to deliver merchandise in a timely and effective manner could damage our reputation and brands. In addition, fuel costs have been volatile and airline and other transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment expenses could negatively affect our business and operating results.
Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results.
Our
e-commerce
business depends, in part, on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations in our distribution facilities, our customer care centers and on our
e-commerce
websites. Disruptions or slowdowns in these areas could result from disruptions in telephone or network services, power outages, inadequate system capacity, system hardware or software issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, insufficient or inadequate labor to fulfill the orders, disruptions in our third-party labor contracts, inefficiencies due to inventory levels and limited distribution facility space, issues with third-party order fulfillment and drop shipping, natural disasters, adverse weather conditions outbreaks of disease (such as the recent
COVID-19
outbreak) or acts of terrorism. Industries that are particularly seasonal, such as the home furnishings business, face a higher risk of harm from operational disruptions during peak sales seasons. These problems could result in a reduction in sales as well as increased expenses.
In addition, we face the risk that we cannot hire enough qualified employees to support our
e-commerce
operations, or that there will be a disruption in the workforce we hire from our third-party providers, especially during our peak season. The need to operate with fewer employees could negatively impact our customer service levels and our operations.
Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters, adverse weather conditions, technology issues and other unexpected events, any of which could result in an interruption in our business and harm our operating results.
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
Various factors affect comparable brand revenues, including the number, size and location of stores we open, close, remodel or expand in any period, the overall economic and general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation and in our
e-commerce
business and fluctuations in foreign exchange rates. Among other things, weather conditions have affected, and may continue to affect, comparable brand revenues by limiting our ability to deliver our products to our stores, altering consumer behavior, or requiring us to close certain stores temporarily, thus reducing store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused, and may continue to cause, our comparable brand revenue results to differ materially from prior periods and from earnings guidance we have provided. For example, the overall economic and general retail sales environment, as well as local and global economic conditions, has caused a significant decline in our comparable brand revenue results in the past. In addition, public health conditions, such as the recent
COVID-19
outbreak, or other unforeseen events, could affect our ability to deliver our products to our stores, alter consumer behavior, or require us to close certain stores temporarily, such as our recent announcement to temporarily close all of our U.S. and Canadian retail stores through April 2, 2020, thus reducing store traffic and materially impacting our comparable brand revenues.
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
If we are unable to successfully manage the complexities associated with an omni-channel and multi-brand business, we may suffer declines in our existing business and our ability to attract new business.
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
We have in the past and may in the future introduce new brands and brand extensions, reposition brands, close existing brands, or acquire new brands, especially as we continue to expand globally. Our newest brands and brand extensions — Williams Sonoma Home and Mark and Graham, and any other new brands, as well as our acquired brand, Rejuvenation, as well as our expansion into new lines of business, including Outward, our new business to business division, which targets commercial businesses across a number of verticals, including commercial furniture and hospitality, our planned subscription-based services, and new businesses within Pottery Barn (Marketplace and Pottery Barn Apartment) may not grow as expected. The work involved with integrating new brands or businesses into our existing systems and operations could be time consuming, require significant amounts of management time and result in the diversion of substantial operational resources. Further, if we devote time and resources to new brands, acquired brands, brand extensions, brand repositioning, or new lines of business and those businesses are not as successful as we planned, then we risk damaging our overall business results or incurring impairment charges to write off any existing goodwill or intangible assets associated with previously acquired brands. As a result, we may not be able to introduce new brands in a manner that improves our overall business and/or operating results and may therefore be forced to close the brands or new lines of business, which may damage our reputation and/or negatively impact our operating results.
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
A significant portion of our products are manufactured outside of the U.S. While the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, has not had an adverse effect on our results of operations and is not expected to have an adverse effect on our results of operations going forward, significant changes in tax, trade or other polices either in the U.S. or other countries could materially increase our tax burden or costs of goods sold. These changes in policies may also require us to increase our prices, which could adversely affect our sales.
Tariffs could result in increased prices and/or costs of goods or delays in product received from our vendors and could adversely affect our results of operations.
The U.S. administration has enacted certain tariffs and proposed additional tariffs on many items sourced from China, including certain furniture, accessories, furniture parts, and raw materials for domestic furniture manufacturing products imported into the U.S. While we are executing against an aggressive tariff mitigation plan which includes cost reductions from vendors, moving production out of China to South East Asia and to the United States, cost savings in other areas of the business, as well as select price increases, we may not be able to fully or substantially mitigate the impact of these tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could adversely affect customer sales, including potential delays in product received from our vendors, our cost of goods sold and results of operations.
Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results.
We are subject to income taxes in many U.S. and certain foreign jurisdictions. Our provision for income taxes is subject to volatility and could be adversely impacted by a number of factors that require significant judgment and estimation. Although we believe our estimates are reasonable, actual results may differ materially from our estimates and adversely affect our financial condition or operating results. We record income tax expense based on our estimates of future payments, which include reserves for our estimates of the additional income tax liability that is more likely than not to result from the ultimate resolution of foreign and domestic tax examinations. At any one time, many tax years are subject to examination by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly and annual effective tax rates as taxable events occur and uncertain tax positions are either evaluated or resolved. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or losses in countries with differing statutory tax rates or by changes to existing laws or regulations. For example, the Tax Act has not had an adverse effect on our results of operations and is not expected to have an adverse effect on our results of operations going forward, but it has had a material impact our effective tax rate.
Our inability to obtain commercial insurance at acceptable rates or our failure to adequately reserve for self-insured exposures might increase our expenses and have a negative impact on our business.
We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Insurance costs may increase substantially in the future and may be affected by natural disasters, outbreaks of disease (such as the recent
COVID-19
outbreak), climate change, fear of terrorism, financial irregularities, cybersecurity breaches and other fraud at publicly-traded companies, intervention by the government, an increase in the number of claims received by the carriers, and a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies may go out of business or be otherwise unable to fulfill their contractual obligations, or may disagree with our interpretation of the coverage or the amounts owed. In addition, for certain types or levels of risk, such as risks associated with certain natural disasters or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable rates, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured for workers’ compensation, employment practices liability, employee health benefits, product and other general liability claims, among others. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and related expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.
Our inability or failure to protect our intellectual property would have a negative impact on our brands, reputation and operating results.
We may not be able to effectively protect our intellectual property in the U.S. or in foreign jurisdictions, particularly as we continue to expand globally. Our trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names, patents, designs, proprietary technology and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction, theft or other misappropriation of our intellectual property could diminish the value of our brands or reputation and cause a decline in our sales. Protection of our intellectual property and maintenance of distinct branding are particularly important as they distinguish our products and services from our competitors. In addition, the costs of protecting and policing our intellectual property assets may adversely affect our operating results.

We may be subject to legal proceedings that could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There has been a rise in the number of lawsuits against companies like us regarding consumer protection, false advertising, data breach, and
e-commerce-related
patent infringement. From time to time, we have been subject to these types of lawsuits and are currently the subject of some of these types of lawsuits. The cost of defending against these types of claims or the ultimate resolution of any such claims against us, whether by settlement or adverse court decision, may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions by government agencies and private litigation. This could subject us to increased exposure to stockholder lawsuits. Additionally, in recent years there has been an increase in the number of employment claims and, in particular, discrimination and harassment claims. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment- or harassment-related lawsuits have had to terminate management or other key personnel, and have suffered reputational harm that has negatively impacted their business.
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
We contract with various agencies to provide us with qualified personnel for our workforce. Any negative publicity regarding these agencies, such as in connection with immigration issues or employment practices, could damage our reputation, disrupt our ability to obtain needed labor or result in financial harm to our business, including the potential loss of business-related financial incentives in the jurisdictions where we operate. Although we strive to secure long-term contracts on favorable terms with our service providers and other vendors, we may not be able to avoid unexpected operating cost increases in the future, such as those associated with minimum wage increases, enhanced health care requirements and benefits, or increases in insurance premiums. Further, we incur substantial costs to warehouse and distribute our inventory. We continue to insource furniture delivery hubs in certain geographies and continue to regionalize our retail and
e-commerce
fulfillment capabilities. Significant increases in our inventory levels may result in increased warehousing and distribution costs, such as costs related to additional distribution facilities, which we may not be able to lease on acceptable terms, if at all. Such increases in inventory levels may also lead to increases in costs associated with inventory that is lost, damaged or aged. Higher than expected costs, particularly if coupled with lower than expected sales, would negatively impact our business and operating results. In addition, in times of economic uncertainty, these long-term contracts may make it difficult to quickly reduce our fixed operating costs, which could negatively impact our business and operating results.
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
We provide public guidance on our expected operating and financial results for future periods on an annual basis only, as we believe this approach is better aligned with the long-term view we take in managing our business and our focus on long-term stockholder value creation. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided or the expectations of our investors and analysts, especially in times of economic uncertainty. Due to the uncertainty around the scope and the duration of the
COVID-19
outbreak, we have delayed issuing guidance for fiscal 2020 until we have better visibility into the effect of the
COVID-19
outbreak on our results. In the past, when we have reduced our previously provided guidance, the market price of our common stock has declined. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of our investors and analysts or if we reduce our guidance for future periods, the market price of our common stock may decline.
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
Global financial markets can experience extreme volatility, disruption and credit contraction, which adversely affect global economic conditions. Such turmoil in financial and credit markets, including as a result of the
COVID-19
outbreak, or other changes in economic conditions could adversely affect sources of liquidity available to us or our costs of capital. For example, each financial institution in the syndicate for our credit facility is responsible for providing a portion of the loans to be made under the facility. If any lender, or group of lenders, with a significant portion of the commitments in our credit facility fails to satisfy its obligations to extend credit under the facility and we are unable to find a replacement for such lender or group of lenders on a timely basis, if at all, our liquidity and our business may be materially adversely affected. Should we need it, we also may not be able to obtain additional credit on terms which are acceptable to us, if at all.
Changes in the method of determining the London Interbank Offered Rate, or LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our financial condition and results of operations.
Certain of our financial obligations and instruments, including our credit facility, are or may be made at variable interest rates that use LIBOR (or metrics derived from or related to LIBOR) as a benchmark for establishing the interest rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to perform differently than in the past or to disappear entirely. These reforms may also result in new methods of calculating LIBOR to be established, or alternative reference rates to be established. For example, the Federal Reserve Bank of New York has begun publishing a Secured Overnight Funding Rate, or SOFR, which is intended to replace U.S. dollar LIBOR, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. The potential consequences of these actions cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows, and liquidity.
If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.
We had approximately $574,982,000 remaining for future repurchases under our existing stock repurchase program as of February 2, 2020. The stock repurchase program and dividend may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures, which could adversely affect our financial performance. Further, our Board of Directors may, at its discretion, decrease or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited or eliminated at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors, including the impact of the
COVID-19
outbreak on our liquidity, that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may negatively impact our stock price.
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
Changes to estimates related to our cash flow projections may cause us to incur impairment charges related to our long-lived assets for our retail stores locations and other property and equipment, including information technology systems, as well as goodwill.
We make estimates and projections in connection with impairment analyses of our long-lived assets for our retail store locations and other property and equipment, including information technology systems, as well as goodwill. These analyses require us to make a number of estimates and projections of future results. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment, including information technology systems. These impairment charges have been significant in the past and may be significant in the future and, as a result of these charges, our operating results have been and may, in the future, be adversely affected.
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
For our store locations, our gross leased store space as of February 2, 2020 totaled approximately 6,558,000 square feet for 614 stores compared to approximately 6,557,000 square feet for 625 stores as of February 3, 2019.

Leased Properties
The following table summarizes the location and size of our leased facilities occupied by us as of February 2, 2020:

Location	Occupied Square Footage (Approximate)
Distribution and Manufacturing Facilities
Mississippi	2,165,000
New Jersey	2,103,000
California	2,030,000
Georgia	1,075,000
Texas	1,064,000
Tennessee	603,000
North Carolina	442,000
Ohio	265,000
Massachusetts	140,000
Florida	135,000
Oregon	91,000
Colorado	80,000

Corporate Facilities
California	269,000
New York	238,000
Oregon	49,000

Customer Care Centers
Nevada	36,000
Other	32,000

In addition to the above leased properties, we enter into agreements for other offsite storage needs for our distribution facilities and our retail store locations, as necessary. As of February 2, 2020, the total leased space related to these properties was not material to us and is not included in the occupied square footage reported above.
Owned Properties
As of February 2, 2020, we owned 471,000 square feet of space, primarily in California, for our corporate headquarters and certain data center operations.
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

MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The closing price of our common stock on the NYSE on March 22, 2020 was $36.37.
STOCKHOLDERS
The number of stockholders of record of our common stock as of March 22, 2020 was 305. This number excludes stockholders whose stock is held in nominee or street name by brokers.
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
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Williams-Sonoma, Inc., the NYSE Composite Index,
and S&P Retailing

*	$100 invested on 2/1/15 in stock or index, including reinvestment of dividends. Fiscal year ending February 2, 2020.

	2/1/15	1/31/16	1/29/17	1/28/18	2/3/19	2/2/20
Williams-Sonoma, Inc.	100.00	67.37	63.72	73.87	77.06	102.95
NYSE Composite Index	100.00	93.70	112.69	139.56	129.47	146.66
S&P Retailing	100.00	118.07	140.98	203.43	210.40	253.71

* Notes:
A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indices are re-weighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

STOCK REPURCHASE PROGRAMS
During fiscal 2019, we repurchased 2,341,931 shares of our common stock, of which 16,368 shares were designated as treasury stock, at an average cost of $63.55 per share and a total cost of $148,834,000. During fiscal 2018, we repurchased 5,373,047 shares of our common stock at an average cost of $54.96 per share and a total cost of $295,304,000. During fiscal 2017, we repurchased 4,050,697 shares of our common stock at an average cost of $48.43 per share and a total cost of $196,179,000.
The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2019 under our stock repurchase program:

Fiscal period		Total Number of Shares Purchased 1	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program 1	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
November 4, 2019	– December 1, 2019	160,918	$ 69.90	160,918	$ 599,853,000
December 2, 2019	– December 29, 2019	158,780	$ 70.85	158,780	$ 588,604,000
December 30, 2019	– February 2, 2020	183,262	$ 74.33	183,262	$ 574,982,000
Total		502,960	$ 71.81	502,960	$ 574,982,000

1	Excludes shares withheld for employee taxes upon vesting of stock-based awards.

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

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

In thousands, except percentages, per share amounts and retail stores data	Fiscal 2019 (52 Weeks)	Fiscal 2018 1 (53 Weeks)	Fiscal 2017 (52 Weeks)	Fiscal 2016 (52 Weeks)	Fiscal 2015 (52 Weeks)
Results of Operations
Net revenues	$5,898,008	$5,671,593	$5,292,359	$5,083,812	$4,976,090
Net revenue growth	4.0%	7.2%	4.1%	2.2%	5.9%
Comparable brand revenue growth 2	6.0%	3.7%	3.2%	0.7%	3.7%
Gross profit	$2,139,092	$2,101,013	$1,931,711	$1,883,310	$1,844,214
Gross margin	36.3%	37.0%	36.5%	37.0%	37.1%
Operating income	$465,874	$435,953	$453,811	$472,599	$488,634
Operating margin 3	7.9%	7.7%	8.6%	9.3%	9.8%
Net earnings	$356,062	$333,684	$259,545	$305,387	$310,068
Basic earnings per share	$4.56	$4.10	$3.03	$3.45	$3.42
Diluted earnings per share	$4.49	$4.05	$3.02	$3.41	$3.37
Shares used in calculation of earnings per share: Basic	78,108	81,420	85,592	88,594	90,787
Diluted	79,225	82,340	86,080	89,462	92,102
Financial Position
Working capital 4	$146,080	$619,531	$628,622	$405,924	$339,673
Total assets 4	$4,054,042	$2,812,844	$2,785,749	$2,476,879	$2,417,427
Return on assets 4	10.4%	11.9%	9.9%	12.5%	13.1%
Net cash provided by operating activities	$607,294	$585,986	$499,704	$524,709	$544,026
Capital expenditures	$186,276	$190,102	$189,712	$197,414	$202,935
Long-term debt and other long-term liabilities 4	$1,180,968	$380,944	$372,226	$71,215	$49,713
Stockholders’ equity	$1,235,860	$1,155,714	$1,203,566	$1,248,220	$1,198,226
Stockholders’ equity per share (book value)	$16.02	$14.66	$14.37	$14.29	$13.38
Return on equity	29.8%	28.3%	21.2%	25.0%	25.6%
Annual dividends declared per share	$1.92	$1.72	$1.56	$1.48	$1.40
Number of stores at year-end	614	625	631	629	618
Store selling square footage at year-end	4,129,000	4,105,000	4,019,000	3,951,000	3,827,000
Store leased square footage at year-end	6,558,000	6,557,000	6,451,000	6,359,000	6,163,000

1
In fiscal 2018, we adopted ASU
2014-09,
Revenue from Contracts with Customers, using the modified retrospective method. Amounts reported for fiscal 2017 and prior years have not been adjusted, and continue to be reported in accordance with previous revenue recognition guidance. See Note A to the Consolidated Financial Statements.

2
Comparable brand revenue is calculated on a
52-week
to
52-week
basis, with the exception of fiscal 2018 which is calculated on a
53-week
to
53-week
basis. See definition of comparable brand revenue within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

3	Operating margin is defined as operating income as a percent of net revenues.

4
In fiscal 2019, we adopted Accounting Standards Update (“ASU”)
2016-02,
Leases, as of the adoption date. Amounts reported for fiscal 2018 and prior years have not been adjusted, and continue to be reported in accordance with previous lease accounting guidance. See Note A to the Consolidated Financial Statements.

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

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended February 2, 2020 (“fiscal 2019”), and the 53 weeks ended February 3, 2019 (“fiscal 2018”) should be read in conjunction with our Consolidated Financial Statements and notes thereto. Fiscal 2018 was a
53-week
year and includes approximately $85,000,000 of net revenues and $0.10 of diluted earnings per share associated with the additional week. All explanations of changes in operational results are discussed in order of magnitude.
A discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the
53-weeks
ended February 3, 2019 (“fiscal 2018”), compared to the
52-weeks
ended January 28, 2018 (“fiscal 2017”), can be found under Item 7 in our Annual Report on Form
10-K
for fiscal 2018, filed with the SEC on April 4, 2019, which is available on the SEC’s website at www.sec.gov and under the Financial Reports section of our Investor Relations website.
OVERVIEW
Williams-Sonoma, Inc. is a specialty retailer of high-quality sustainable products for the home. These products, representing distinct merchandise strategies — Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, Pottery Barn Teen, Williams Sonoma Home, Rejuvenation, and Mark and Graham — are marketed through
e-commerce
websites, direct-mail catalogs and 614 stores. These brands are also part of The Key Rewards, our free-to-join
loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico and South Korea, as well as
e-commerce
 websites in certain locations. In December 2017, we acquired Outward, Inc., a
3-D
imaging and augmented reality platform for the home furnishings and décor industry.
Fiscal 2019 Financial Results
Net revenues in fiscal 2019 increased by $226,415,000 or 4.0%, with comparable brand revenue growth of 6.0%. This increase in net revenues was primarily driven by West Elm and Pottery Barn, partially offset by the loss of the additional week of net revenues in fiscal 2018, a fifty-three week year. Total fiscal 2019 net revenue growth included a 5.4% increase in international revenues primarily related to our franchise operations and strength in our Canadian
e-commerce
business and company-owned United Kingdom operations.
All brands delivered positive comparable brand revenue growth in fiscal 2019. Growth in Pottery Barn accelerated from last year, driven by strength in
e-commerce
and growth in new businesses: Marketplace and Pottery Barn Apartment, as well as our digital transformation and brand revitalization strategies. The Pottery Barn Kids and Teen business delivered combined comparable brand revenue growth of 4.5% — its strongest performance in recent years. Our expansion across life stages and aesthetics continued to be key drivers of growth and customer acquisition. West Elm had another year of double-digit net revenue growth and comparable brand revenue growth of 14.4%, on top of 9.5% in fiscal 2018, led by furniture, with strength in dining and bedroom categories, as well as new product introductions. The Williams Sonoma brand delivered comparable brand revenue growth of 0.4%. And, our emerging brands, Rejuvenation and Mark and Graham, combined delivered another year of double-digit revenue growth as they continue to scale and attract new customers.
Gross profit in fiscal 2019 decreased to 36.3% of revenues versus 37.0% in fiscal 2018, primarily driven by lower year-over-year occupancy leverage resulting from one less week of sales in fiscal 2019, increased shipping costs due to a larger mix of furniture and drop-ship sales that are more expensive to ship, as well as the incremental impact from the China tariffs. We have been executing against an aggressive tariff mitigation plan which includes cost reductions from vendors, moving production out of China to South East Asia and to the United States, cost savings in other areas of the business, as well as select price increases. Our approach towards mitigating the financial impact of these tariffs all year enabled us to deliver operating income growth, operating margin expansion, and diluted earnings per share growth.

In fiscal 2019, diluted earnings per share was $4.49 (which included a $0.30 impact related to operations and acquisition-related expenses of Outward, Inc., $0.11 related to certain employment-related expenses, and an $0.08 benefit related to a deferred tax liability adjustment) versus $4.05 in fiscal 2018 (which included a $0.25 impact related to Outward, Inc., a $0.12 impact related to impairment and early lease termination charges, a $0.07 impact from employment-related expenses, a $0.05 net tax benefit from the Tax Cuts and Jobs Act and a $0.01 impact of equity accounting rules).
During fiscal 2019, our cross-brand programs also continued to scale. Our cross-brand loyalty program, The Key, continues to be an impactful driver of revenues and customer acquisition as total membership continued to grow during the year, while our complimentary design service, Design Crew, continued to be a significant revenue driver of sales in store. Fiscal 2019 was also a strong start for our new cross-brand Business to Business (B2B) division as we delivered several key wins, which establish an important foundation for our future growth and demonstrate the appeal of our differentiated value proposition to B2B clients.
Critical to the success of our growth initiatives in fiscal 2019 has been our continued focus on improving the customer experience. We enhanced our digital experience with new functionalities and content that enable us to deliver a faster and more personalized experience for our customers. During the year, we launched a machine-learning search engine that allows us to provide more relevant and personalized search results. We added more storytelling and selling content on our product information pages and further optimized our site navigation. We also improved our mobile site speed within search and product information pages through enhancements to our Progressive Web App platform. In addition, we implemented more functional improvements to our Outward-powered Design Crew room planner. In our supply chain, we continued to drive operational improvements which contributed to another year of strong growth and better customer service. Within our in-home
furniture delivery network in fiscal 2019, we migrated our order management and fulfillment capabilities to a new platform, which allows us to enhance our furniture delivery scheduling capabilities. We also made important strides in increasing customer visibility with the installation of an order tracking program, which provides real-time updates on the day of delivery. Our West Elm West Coast distribution center in Fontana, California is now fully operational, facilitating growth for our West Elm brand on the West Coast, and finally, our in-house
manufacturing operation continues to be a strategic advantage, attracting demand for our made-to-order
upholstered furniture across all our brands, and enabling more domestic production, which helps to mitigate the impact of the China tariffs.
Sustainability continues to be a cornerstone of our business and a key differentiator for our brands. During fiscal 2019, we expanded on our commitment to responsibly sourced cotton and wood across our brands and made further progress in our social impact supply chain programs, including Fair Trade, HERproject and VisionSpring. We also transitioned a reporting framework that incorporates environmental, social and governance (ESG) goals to provide greater transparency into our purpose and progress. Furthermore, we were recognized for the third consecutive year as one of Barron’s 100 Most Sustainable Companies.
In summary, in fiscal 2019, our strong topline performance, along with the operational efficiencies we drove across the business all year, enabled us to generate operating margin expansion to 7.9% from 7.7% last year. We also delivered another year of robust operating cash flow, which allowed us to return approximately $299,474,000 to our stockholders through dividends and share repurchases.
Looking Ahead to 2020
Despite our strong start to fiscal 2020, we have been making changes to our operations as we navigate the challenges in the wake of the coronavirus outbreak. We have been preparing all aspects of our business to continue to support our associates and customers during this time. We believe we have adequate liquidity and strong financial discipline to address the near-term challenges. However, the extent of the recent
COVID-19
outbreak and its impact on our operations, including our recently announced temporary closure of our U.S. and Canadian retail stores, and the markets served by us is uncertain. A prolonged outbreak could further interrupt our operations, our vendors’ operations, and impact consumer spending, which would have a material impact on our revenues, results of operations, cash flows and liquidity position. For more information on risks associated with the
COVID-19
outbreak, please see “Risk Factors” in Item 1A.

Results of Operations
NET REVENUES
Net revenues consist of sales of merchandise to our customers through our
e-commerce
websites, direct-mail catalogs, and at our retail stores and include shipping fees received from customers for delivery of merchandise to their homes. Our revenues also include sales to our franchisees and wholesale customers, breakage income related to our store-value cards, and incentives received from credit card issuers in connection with our private label and co-branded
credit cards.
Net revenues in fiscal 2019 increased by $226,415,000 or 4.0%, with comparable brand revenue growth of 6.0%. This increase in net revenues was primarily driven by West Elm and Pottery Barn, partially offset by the loss of the additional week of net revenues in fiscal 2018, a fifty-three week year. Total fiscal 2019 net revenue growth included a 5.4% increase in international revenues, primarily related to our franchise operations, and strength in our Canadian
e-commerce
business and company-owned United Kingdom operations.
The following table summarizes our net revenues by brand for fiscal 2019 and fiscal 2018:

In thousands	Fiscal 2019 (52 Weeks)	Fiscal 2018 (53 Weeks)
Pottery Barn	$2,214,397	$2,177,344
West Elm	1,466,537	1,292,928
Williams Sonoma	1,032,368	1,056,125
Pottery Barn Kids and Teen	908,561	895,762
Other 1	276,145	249,434
Total	$5,898,008	$5,671,593

1	Primarily consists of net revenues from our international franchise operations, Rejuvenation and Mark and Graham.

Comparable Brand Revenue
Comparable brand revenue includes comparable store sales and
e-commerce
sales, including through our direct-mail catalog, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. Outlet comparable store net revenues are included in their respective brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and
e-commerce
websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales are meaningful to evaluating their performance. Additionally, comparable brand revenue growth for newer concepts is not separately disclosed until such time that we believe those sales are meaningful to evaluating the performance of the brand.

Comparable brand revenue growth 1	Fiscal 2019 (52 Weeks)	Fiscal 2018 (53 Weeks)
Pottery Barn	4.1%	1.2%
West Elm	14.4%	9.5%
Williams Sonoma	0.4%	1.7%
Pottery Barn Kids and Teen	4.5%	2.8%
Total 2	6.0%	3.7%

1	Comparable brand revenue is calculated on a 52-week to 52-week basis for fiscal 2019 and on a 53-week to 53-week basis for fiscal 2018 .

2	Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

RETAIL STORE DATA

In thousands	Fiscal 2019 (52 Weeks)	Fiscal 2018 (53 Weeks)
Store count – beginning of year	625	631
Store openings	14	23
Store closings	(25)	(29)
Store count – end of year	614	625
Store selling square footage at year-end	4,129,000	4,105,000
Store leased square footage (“LSF”) at year-end	6,558,000	6,557,000

	Fiscal 2019		Fiscal 2018
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams Sonoma	211	6,900	220	6,900
Pottery Barn	201	14,400	205	14,200
West Elm	118	13,100	112	13,100
Pottery Barn Kids	74	7,700	78	7,500
Rejuvenation	10	8,500	10	8,500
Total	614	10,700	625	10,500

COST OF GOODS SOLD

In thousands	Fiscal 2019 (52 Weeks)	% Net Revenues	Fiscal 2018 (53 Weeks)	% Net Revenues
Cost of goods sold 1	$3,758,916	63.7%	$3,570,580	63.0%

1	Includes occupancy expenses of $710,523 and $702,537 in fiscal 2019 and fiscal 2018, respectively.

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
Fiscal 2019 vs. Fiscal 2018
Cost of goods sold increased by $188,336,000, or 5.3%, in fiscal 2019 compared to fiscal 2018. Cost of goods sold as a percentage of net revenues increased to 63.7% in fiscal 2019 from 63.0% in fiscal 2018. This increase was primarily driven by lower year-over-year occupancy leverage resulting from one less week of sales in fiscal 2019, increased shipping costs due to a larger mix of furniture and drop-ship sales that are more expensive to ship, as well as the incremental impact from the China tariffs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In thousands	Fiscal 2019 (52 weeks)	% Net Revenues	Fiscal 2018 (53 weeks)	% Net Revenues
Selling, general and administrative expenses	$1,673,218	28.4%	$1,665,060	29.4%

Selling, general and administrative expenses consist of
non-occupancy-related
costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third-party credit card processing and other general expenses.
Fiscal 2019 vs. Fiscal 2018
Selling, general and administrative expenses increased by $8,158,000, or 0.5%, in fiscal 2019 compared to fiscal 2018. Selling, general and administrative expenses as a percentage of net revenues decreased to 28.4% in fiscal 2019 from 29.4% in fiscal 2018. This decrease as a percentage of net revenues was driven by the leverage of employment and advertising costs from higher sales and the continued cost savings initiatives across the business, as well as our overall expense discipline.
INCOME TAXES
The effective income tax rate was 22.1% for fiscal 2019 and 22.3% for fiscal 2018.
LIQUIDITY AND CAPITAL RESOURCES
As of February 2, 2020, we held $432,162,000 in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts and money market funds, and of which $201,909,000 was held by our foreign subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
Throughout the fiscal year, we utilize our cash balances to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2020, we plan to use our cash resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, stock repurchases and dividend payments, and property and equipment purchases. In addition to our cash balances on hand, we have a credit facility, which provides for a $500,000,000 unsecured revolving line of credit (“revolver”), and a $300,000,000 unsecured term loan facility (“term loan”). The revolver may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. During fiscal 2019, we had borrowings under the revolver of $100,000,000, all of which were repaid in the fourth quarter of fiscal 2019. During fiscal 2018, we had borrowings under the revolver of $60,000,000, all of which were repaid in the fourth quarter of fiscal 2018. As of February 2, 2020, we had $300,000,000 outstanding under our term loan. The term loan matures on January 8, 2021, at which point all outstanding principal and any accrued interest must be repaid. Prior to maturity in fiscal 2020, we intend to renew and extend our $300,000,000 term loan. See Note P: Subsequent Events to our Consolidated Financial Statements. Additionally, as of February 2, 2020, a total of $12,187,000 in issued but undrawn standby letters of credit were outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Additionally, we have three unsecured letter of credit reimbursement facilities, which were amended during the year, for a total of $70,000,000, of which an aggregate of $6,462,000 was outstanding as of February 2, 2020. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title.
We are currently in compliance with all of our financial covenants under the credit facility. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months. see “Risk Factors” in Item 1A and Note P: Subsequent Events to our Consolidated Financial Statements.

Cash Flows from Operating Activities
For fiscal 2019, net cash provided by operating activities was $607,294,000 compared to $585,986,000 in fiscal 2018. For fiscal 2019, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash
items, a decrease in merchandise inventories, and an increase in accrued expenses and other liabilities, partially offset by a decrease in accounts payable. This represents an increase in net cash provided by operating activities compared to fiscal 2018 primarily due to a decrease in merchandise inventories and a decrease in prepaid expenses, partially offset by an increase in payments for accounts payable and accrued expenses, and a decrease in gift card and other deferred revenue.
Cash Flows from Investing Activities
For fiscal 2019, net cash used in investing activities was $185,548,000 compared to $187,899,000 in fiscal 2018, and was primarily attributable to purchases of property and equipment.
Cash Flows from Financing Activities
For fiscal 2019, net cash used in financing activities was $327,226,000 compared to $450,066,000 in fiscal 2018. For fiscal 2019, net cash used in financing activities was primarily attributable to the payment of dividends and repurchases of common stock. Net cash used in financing activities compared to fiscal 2018 decreased primarily due to a decrease in repurchases of common stock.
Dividends
In fiscal 2019 and fiscal 2018, total cash dividends declared were approximately $156,103,000, or $1.92 per common share, and $144,609,000, or $1.72 per common share, respectively. Our quarterly cash dividend may be limited or terminated at any time.
Stock Repurchase Programs
See section titled “Stock Repurchase Programs” within Part II, Item 5 of this Annual Report on Form
10-K
for further information.
Contractual Obligations
The following table provides summary information concerning our future contractual obligations as of February 2, 2020:

	Payments Due by Period 1
In thousands	Fiscal 2020	Fiscal 2021 to Fiscal 2023	Fiscal 2024 to Fiscal 2025	Thereafter	Total
Current debt 2	$300,000	$—	$—	$—	$300,000
Interest	9,634	—	—	—	9,634
Operating leases 3	281,995	637,867	284,461	333,413	1,537,736
Purchase obligations 4	857,106	28,420	83	—	885,609
Total	$1,448,735	$666,287	$284,544	$333,413	$2,732,979

1
This table excludes $43.9 million of liabilities for unrecognized tax benefits associated with uncertain tax positions as we are not able to reasonably estimate when and if cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in our accompanying Consolidated Balance Sheet as of February 2, 2020.

2 Current debt consists of term loan borrowings under our credit facility. See Note C to our Consolidated Financial Statements for discussion of our borrowing arrangements.

3
Projected undiscounted payments include only those amounts that are fixed and determinable as of the reporting date. See Note E to our Consolidated Financial Statements for discussion of our operating leases.

4	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements.

Other Contractual Obligations
We have other liabilities reflected in our Consolidated Balance Sheet. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2020, which are included in our current liabilities as of February 2, 2020.
In connection with our acquisition of Outward Inc., we have agreed to pay certain additional amounts to former stockholders of Outward, contingent upon their continued service or the achievement of certain financial performance targets. These contingent obligations are not reflected in the table above. See Note O to Our Consolidated Financial Statements.
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
Commercial Commitments
The following table provides summary information concerning our outstanding commercial commitments as of February 2, 2020:

	Amount of Outstanding Commitment Expiration by Period 1
In thousands	Fiscal 2020	Fiscal 2021 to Fiscal 2023	Fiscal 2024 to Fiscal 2025	Thereafter	Total
Standby letters of credit	$12,187	$—	$—	$—	$12,187
Letter of credit facilities	6,462	—	—	—	6,462
Total	$18,649	$—	$—	$—	$18,649

1 See Note C to our Consolidated Financial Statements for discussion of our borrowing arrangements.

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
Reserves for shrinkage are estimated and recorded throughout the year as a percentage of net sales based on historical shrinkage results, cycle count results within our distribution centers, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end
based on the results of our cycle counts and year end physical inventory counts, and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution facilities and off-site
storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no shrinkage reserve at year-end,
with the exception of a cycle count reserve based on the historical cycle count results in our distribution centers. This reserve was not material to our Consolidated Financial Statements as of February 2, 2020. Historically, actual shrinkage has not differed materially from our estimates.
Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on our net earnings. As of February 2, 2020 and February 3, 2019, our inventory obsolescence reserves were $13,424,000 and $13,580,000, respectively.
Long-lived Assets
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. The asset group is comprised of both property and equipment and operating lease right-of-use assets. Impairment may result when the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows over its remaining useful life. For store asset impairment, our estimate of undiscounted future cash flows over the store lease term is based upon our experience, the historical operations of the stores and estimates of future store profitability and economic conditions. The estimates of future store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment costs, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. For right-of-use assets, we determine the fair value of the assets by using estimated market rental rates. These estimates can be affected by factors such as future store results, real estate demand, store closure plans, and economic conditions that can be difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the excess of the asset or asset group’s net carrying value over its estimated fair value. We measure property and equipment at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy (see Note M to our Consolidated Financial Statements). We measure right-of-use assets at fair value on a nonrecurring basis using Level 2 inputs, primarily market rental rates, that are corroborated by market data. Where Level 2 inputs are not readily available, we use Level 3 inputs. Fair value of these long-lived assets is based on the present value of estimated future cash flows using a discount rate commensurate with the risk.

During fiscal 2019, we recorded an approximate $3,303,000, reduction, net of tax to the opening balance of retained earnings resulting from the impairment of certain long-lived assets upon adoption of ASU
2016-02,
Leases
(see Note A to our Consolidated Financial Statements). During fiscal 2018, we recorded asset impairment charges of approximately $9,639,000, related to property and equipment for our retail stores, which is recorded within selling, general and administrative expenses.
Leases
We lease store locations, distribution and manufacturing facilities, corporate facilities, customer care centers and certain equipment for our U.S. and foreign operations with initial terms generally ranging from 2 to 22 years. We determine whether an arrangement is or contains a lease at inception by evaluating potential lease agreements, including service and operating agreements, to determine whether an identified asset exists that we control over the term of the arrangement.
Lease commencement is determined to be when the lessor provides us access to, and the right to control, the identified asset.
Upon lease commencement, we recognize a
right-of-use
asset and a corresponding lease liability measured at the present value of the fixed future minimum lease payments. We record a right-of-use
asset for an amount equal to the lease liability, increased for any prepaid lease costs and initial direct costs and reduced by any lease incentives. We remeasure the lease liability and right-of-use
asset when a remeasurement event occurs. Many of our leases contain renewal and early termination options. The option periods are generally not included in the lease term used to measure our lease liabilities and right-of-use
assets upon commencement, as we do not believe the exercise of these options to be reasonably certain. We remeasure the lease liability and right-of-use
asset when we are reasonably certain to exercise a renewal or an early termination option.
Our leases generally do not provide information about the rate implicit in the lease. Therefore, we utilized an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. We use judgment in determining our incremental borrowing rate, which is applied to each lease based on the lease term. An increase or decrease in the incremental borrowing rate applied would impact the value of our right-of-use
assets and lease liabilities.
We use judgment in determining lease classification, including our determination of the economic life and the fair market value of the identified asset. The fair market value of the identified asset is generally estimated based on comparable market data provided by third-party sources. All of our leases are currently classified as operating leases.
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
Goodwill
Goodwill is initially recorded as of the acquisition date, and is measured as any excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We first perform a qualitative assessment to evaluate goodwill for potential impairment. If based on that assessment, it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative impairment test is necessary. The quantitative impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future, such as sales growth, gross margins, employment costs, capital expenditures, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, exceeds its fair value, impairment is recorded for the excess, not to exceed the total amount of goodwill allocated to the reporting unit.
As of February 2, 2020 and February 3, 2019, we had goodwill of $85,343,000 and $85,382,000, respectively, primarily related to our fiscal 2017 acquisition of Outward and our fiscal 2011 acquisition of Rejuvenation, Inc. In fiscal 2019, fiscal 2018, and fiscal 2017, we performed a qualitative assessment of potential goodwill impairment and determined it was more likely than not that the fair value of each of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed. We did not recognize any goodwill impairment in fiscal 2019, fiscal 2018, or fiscal 2017.
Self-Insured Liabilities
We are primarily self-insured for workers’ compensation, employee health benefits, product and other general liability claims. We record self-insurance liability reserves based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported, based on an actuarial analysis of historical claims data. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different number of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for workers’ compensation, employee health benefits, product and other general liability claims were $27,000,000 and $28,542,000 as of February 2, 2020 and February 3, 2019, respectively.
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
Interest Rate Risk
Our revolver and our term loan each have a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. As of February 2, 2020, we had $300,000,000 outstanding under the term loan, and during fiscal 2019 we had borrowings of $100,000,000 under the revolver, all of which were repaid in the fourth quarter of fiscal 2019. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instruments would not materially affect our results of operations or cash flows. See Note P: Subsequent Events to our Consolidated Financial Statements.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of February 2, 2020, our investments, made primarily in interest bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us during fiscal 2019 or fiscal 2018. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our retail and
e-commerce
businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in fiscal 2019, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note L to our Consolidated Financial Statements).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.
Consolidated Statements of Earnings

In thousands, except per share amounts	Fiscal 2019 (52 weeks)	Fiscal 2018 (53 weeks)	Fiscal 2017 (52 weeks)
Net revenues	$5,898,008	$5,671,593	$5,292,359
Cost of goods sold	3,758,916	3,570,580	3,360,648
Gross profit	2,139,092	2,101,013	1,931,711
Selling, general and administrative expenses	1,673,218	1,665,060	1,477,900
Operating income	465,874	435,953	453,811
Interest (income) expense, net	8,853	6,706	1,372
Earnings before income taxes	457,021	429,247	452,439
Income taxes	100,959	95,563	192,894
Net earnings	$356,062	$333,684	$259,545
Basic earnings per share	$4.56	$4.10	$3.03
Diluted earnings per share	$4.49	$4.05	$3.02
Shares used in calculation of earnings per share:
Basic	78,108	81,420	85,592
Diluted	79,225	82,340	86,080

See Notes to Consolidated Financial Statements.
Williams-Sonoma, Inc.
Consolidated Statements of Comprehensive Income

In thousands	Fiscal 2019 (52 weeks)	Fiscal 2018 (53 weeks)	Fiscal 2017 (52 weeks)
Net earnings	$356,062	$333,684	$259,545
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,334)	(5,032)	3,730
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $195, $390 and $(259)	163	1,098	(715)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $261, $122 and $(38)	(343)	(357)	106
Comprehensive income	$352,548	$329,393	$262,666

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Balance Sheets

In thousands, except per share amounts	Feb. 2, 2020	Feb. 3, 2019
ASSETS
Current assets
Cash and cash equivalents	$432,162	$338,954
Accounts receivable, net	111,737	107,102
Merchandise inventories, net	1,100,544	1,124,992
Prepaid expenses	90,426	101,356
Other current assets	20,766	21,939
Total current assets	1,755,635	1,694,343
Property and equipment, net	929,038	929,635
Operating lease right-of-use assets	1,166,383	—
Deferred income taxes, net	47,977	44,055
Goodwill	85,343	85,382
Other long-term assets, net	69,666	59,429
Total assets	$4,054,042	$2,812,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$521,235	$526,702
Accrued expenses	175,003	163,559
Gift card and other deferred revenue	289,613	290,445
Income taxes payable	22,501	21,461
Current debt	299,818	—
Operating lease liabilities	227,923	—
Other current liabilities	73,462	72,645
Total current liabilities	1,609,555	1,074,812
Deferred rent and lease incentives	27,659	201,374
Long-term debt	—	299,620
Long-term operating lease liabilities	1,094,579	—
Other long-term liabilities	86,389	81,324
Total liabilities	2,818,182	1,657,130
Commitments and contingencies – See Note I
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—
Common stock: $.01 par value; 253,125 shares authorized; 77,137 and 78,813 shares issued and outstanding at February 2, 2020 and February 3, 2019, respectively	772	789
Additional paid-in capital	605,822	581,900
Retained earnings	644,794	584,333
Accumulated other comprehensive loss	(14,587)	(11,073)
Treasury stock – at cost: 14 and 2 shares as of February 2, 2020 and February 3, 2019, respectively	(941)	(235)
Total stockholders’ equity	1,235,860	1,155,714
Total liabilities and stockholders’ equity	$4,054,042	$2,812,844

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance at January 29, 2017	87,325	$873	$556,928	$701,702	$(9,903)	$(1,380)	$1,248,220

Net earnings	—	—	—	259,545	—	—	259,545
Foreign currency translation adjustments	—	—	—	—	3,730	—	3,730
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(715)	—	(715)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	106	—	106
Conversion/release of stock-based awards 1	452	5	(17,810)	—	—	(325)	(18,130)
Repurchases of common stock	(4,051)	(41)	(18,518)	(177,620)	—	—	(196,179)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(554)	(426)	—	980	—
Stock-based compensation expense	—	—	42,768	—	—	—	42,768
Dividends declared	—	—	—	(135,779)	—	—	(135,779)
Balance at January 28, 2018	83,726	837	562,814	647,422	(6,782)	(725)	1,203,566

Net earnings	—	—	—	333,684	—	—	333,684
Foreign currency translation adjustments	—	—	—	—	(5,032)	—	(5,032)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1,098	—	1,098
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(357)	—	(357)
Conversion/release of stock-based awards 1	460	5	(14,149)	—	—	(291)	(14,435)
Repurchases of common stock	(5,373)	(53)	(25,775)	(269,476)	—	—	(295,304)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(418)	(363)	—	781	—
Stock-based compensation expense	—	—	59,428	—	—	—	59,428
Dividends declared	—	—	—	(144,609)	—	—	(144,609)
Adoption of accounting pronouncements 2	—	—	—	17,675	—	—	17,675
Balance at February 3, 2019	78,813	789	581,900	584,333	(11,073)	(235)	1,155,714

Net earnings	—	—	—	356,062	—	—	356,062
Foreign currency translation adjustments	—	—	—	—	(3,334)	—	(3,334)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	163	—	163
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(343)	—	(343)
Conversion/release of stock-based awards 1	649	6	(27,624)	—	—	(134)	(27,752)
Repurchases of common stock	(2,325)	(23)	(11,658)	(136,195)	—	(958)	(148,834)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(386)	—	—	386	—
Stock-based compensation expense	—	—	63,590	—	—	—	63,590
Dividends declared	—	—	—	(156,103)	—	—	(156,103)
Adoption of accounting pronouncements 3	—	—	—	(3,303)	—	—	(3,303)
Balance at February 2, 2020	77,137	$772	$605,822	$644,794	$(14,587)	$(941)	$1,235,860

1	Amounts are shown net of shares withheld for employee taxes.

2	Primarily relates to our adoption of ASU 2014-09, Revenue from Contracts with Customers, in fiscal 2018. See Note A.

3	Relates to our adoption of ASU 2016-02, Leases, in fiscal 2019. See Note A.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Cash Flows

In thousands	Fiscal 2019 (52 Weeks)	Fiscal 2018 (53 Weeks)	Fiscal 2017 (52 Weeks)
Cash flows from operating activities:
Net earnings	$356,062	$333,684	$259,545
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	187,759	188,808	183,077
Loss on disposal/impairment of assets	1,755	10,209	1,889
Amortization of deferred lease incentives	(7,714)	(26,199)	(25,372)
Non-cash lease expense	215,810	—	—
Deferred income taxes	(2,557)	23,639	63,381
Stock-based compensation expense	64,163	59,802	42,988
Other	(26)	(579)	(135)
Changes in:
Accounts receivable	(5,034)	(15,329)	149
Merchandise inventories	24,219	(70,331)	(80,235)
Prepaid catalog expenses	—	—	(1,019)
Prepaid expenses and other assets	(3,189)	(54,691)	(15,475)
Accounts payable	(11,051)	62,377	2,549
Accrued expenses and other liabilities	13,259	45,976	9,597
Gift card and other deferred revenue	(640)	38,899	(3,002)
Deferred rent and lease incentives	—	24,929	28,226
Operating lease liabilities	(226,257)	—	—
Income taxes payable	735	(35,208)	33,541
Net cash provided by operating activities	607,294	585,986	499,704
Cash flows from investing activities:
Purchases of property and equipment	(186,276)	(190,102)	(189,712)
Acquisition of Outward, Inc., net of cash received	—	—	(80,528)
Other	728	2,203	480
Net cash used in investing activities	(185,548)	(187,899)	(269,760)
Cash flows from financing activities:
Payment of dividends	(150,640)	(140,325)	(135,010)
Repurchases of common stock	(148,834)	(295,304)	(196,179)
Borrowings under revolving line of credit	100,000	60,000	170,000
Repayments of borrowings under revolving line of credit	(100,000)	(60,000)	(170,000)
Tax withholdings related to stock-based awards	(27,752)	(14,437)	(18,130)
Proceeds from issuance of long-term debt	—	—	300,000
Debt issuance costs	—	—	(1,191)
Other	—	—	(1,197)
Net cash used in financing activities	(327,226)	(450,066)	(51,707)
Effect of exchange rates on cash and cash equivalents	(1,312)	797	(1,814)
Net increase (decrease) in cash and cash equivalents	93,208	(51,182)	176,423
Cash and cash equivalents at beginning of year	338,954	390,136	213,713
Cash and cash equivalents at end of year	$432,162	$338,954	$390,136
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$12,682	$11,424	$2,915
Cash paid during the year for income taxes, net of refunds	$113,344	$107,951	$99,062
Non-cash investing activities:
Purchases of property and equipment not yet paid for at end of year	$2,386	$2,773	$1,257

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Notes to Consolidated Financial Statements
Note A: Summary of Significant Accounting Policies
We are a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies — Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, Pottery Barn Teen, Williams Sonoma Home, Rejuvenation, and Mark and Graham — are marketed through
e-commerce
websites, direct-mail catalogs and 614 stores. These brands are also part of The Key Rewards, our free-to-join
loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico and South Korea, as well as
e-commerce
 websites in certain locations. In 2017, we acquired Outward, Inc., a
3-D
imaging and augmented reality platform for the home furnishings and décor industry.
Consolidation
The Consolidated Financial Statements include the accounts of Williams-Sonoma, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
Fiscal Year
Our fiscal year ends on the Sunday closest to January 31, based on a 52 or
53-week
year. Fiscal 2019, a
52-week
year, ended on February 2, 2020; Fiscal 2018, a
53-week
year, ended on February 3, 2019; and Fiscal 2017, a
52-week
year, ended on January 28, 2018.
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
Cash Equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less. As of February 2, 2020, we were invested primarily in interest-bearing demand deposit accounts and money market funds. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card, franchisee and landlord receivables for which collectability is reasonably assured. Receivables are evaluated for collectability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. Our allowance for doubtful accounts was not material to our financial statements as of February 2, 2020 and February 3, 2019.
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

Reserves for shrinkage are estimated and recorded throughout the year as a percentage
of net sales based on historical shrinkage results, cycle count results within our distribution centers, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end
based on the results of our cycle counts and physical inventory counts and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution facilities, off-site
storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no shrinkage reserve at year-end,
with the exception of a cycle count reserve based on the historical cycle count results in our distribution centers. This reserve was not material to our Consolidated Financial Statements as of February 2, 2020. Historically, actual shrinkage has not differed materially from our estimates.
Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. We made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. As of February 2, 2020, and February 3, 2019, our inventory obsolescence reserves were $13,424,000 and $13,580,000, respectively.
Long-lived Assets
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	Shorter of estimated useful life or lease term (generally 5 – 22 years)
Fixtures and equipment	2 – 20 years
Buildings and building improvements	10 – 40 years
Capitalized software	2 – 10 years

We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. The asset group is comprised of both property and equipment and operating lease right-of-use
assets. Impairment may result when the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows over its remaining useful life. For store asset impairment, our estimate of undiscounted future cash flows over the store lease term is based upon our experience, the historical operations of the stores and estimates of future store profitability and economic conditions. The estimates of future store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment costs, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. For right-of-use
assets, we determine the fair value of the assets by using estimated market rental rates. These estimates can be affected by factors such as future store results, real estate demand, store closure plans, and economic conditions that can be difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the excess of the asset or asset group’s net carrying value over its estimated fair value. We measure property and equipment at fair value
on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy (see Note M to our Consolidated Financial Statements). We measure right-of-use
assets at fair value on a nonrecurring basis using Level 2 inputs, primarily market rental rates, that are corroborated by market data. Where Level 2 inputs are not readily available, we use Level 3 inputs. Fair value of these long-lived assets is based on the present value of estimated future cash flows using a discount rate commensurate with the risk.
During fiscal 2019, we recorded an approximate

$
3,303,000
, net of tax, reduction to the opening balance of retained earnings resulting from the impairment of certain long-lived assets upon adoption of Accounting

Standards Update (“ASU”)
2016-02,
Leases
. During fiscal 2018, we recorded asset impairment charges of approximately

$
9,639,000
,

related to our retail stores, which is recorded within selling, general and administrative expenses. During fiscal 2017, we did not record any asset impairment charges.
Leases
We lease store locations, distribution and manufacturing facilities, corporate facilities, customer care centers
and certain equipment for our U.S. and foreign operations with initial terms generally ranging from 2 to 22 years. We determine whether an arrangement is or contains a lease at inception by evaluating potential lease agreements including services and operating agreements to determine whether an identified asset exists that we control over the term of the arrangement. Lease commencement is determined to be when the lessor provides us access to, and the right to control, the identified asset.
The rental payments for our leases are typically structured as either fixed or variable payments. Our fixed rent payments include: stated minimum rent and stated minimum rent with stated increases. We consider lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from our calculation of lease liabilities. Our variable rent payments include: rent increases based on a future index; rent based on a percentage of store sales; payments made for pass-through costs for property taxes, insurance, utilities and common area maintenance; and rent based on a percentage of store sales if a specified store sales threshold or contractual obligation of the landlord has not been met.
Upon lease commencement, we recognize a
right-of
use asset and a corresponding lease liability measured at the present value of the fixed future minimum lease payments. We have elected the practical expedient to not separate lease and non-lease
components. Therefore, lease payments included in the measurement of the lease liability include all fixed payments in the lease arrangement. We record a right-of-use
asset for an amount equal to the lease liability, increased for any prepaid lease costs and initial direct costs and reduced by any lease incentives. We remeasure the lease liability and right-of-use
asset when a remeasurement event occurs. Many of our leases contain renewal and early termination options. The option periods are generally not included in the lease term used to measure our lease liabilities and right-of-use
assets upon commencement, as we do not believe the exercise of these options to be reasonably certain. We remeasure the lease liability and right-of-use
asset once we are reasonably certain to exercise a renewal or an early termination option.
Our leases generally do not provide information about the rate implicit in the lease. Therefore, we utilized an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. We use judgment in determining our incremental borrowing rate, which is applied to each lease based on the lease term. An increase or decrease in the incremental borrowing rate applied would impact the value of our right-of-use
assets and lease liabilities.
We use judgment in determining lease classification, including our determination of the economic life and the fair market value of the identified asset. The fair market value of the identified asset is generally estimated based on comparable market data provided by third-party sources. All of our leases are currently classified as operating leases.
Goodwill
Goodwill is initially recorded as of the acquisition date, and is measured as any excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We first perform a qualitative assessment to evaluate goodwill for potential impairment. If based on that assessment it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative impairment test is necessary. The quantitative impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows, using a discount rate that approximates our weighted average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future such as sales growth, gross margins, employment costs, capital expenditures, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, exceeds its fair value, impairment is recorded for the excess, not to exceed the total amount of goodwill allocated to the reporting unit
.
As of February 2, 2020 and February 3, 2019, we had goodwill of $85,343,000 and $85,382,000, respectively, primarily related to our fiscal 2017 acquisition of Outward (see Note O) and to our fiscal 2011 acquisition of Rejuvenation, Inc. In fiscal 2019, fiscal 2018 and fiscal 2017, we performed a qualitative assessment of potential goodwill impairment and determined it was more likely than not that the fair value of each of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed. We did not recognize any goodwill impairment in fiscal 2019, fiscal 2018 or fiscal 2017.
Self-Insured Liabilities
We are primarily self-insured for workers’ compensation, employee health benefits, product and other general liability claims. We record self-insurance liability reserves based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported, based on an actuarial analysis of historical claims data. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different number of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for workers’ compensation, employee health benefits, product and other general liability claims were $27,000,000 and $28,542,000 as of February 2, 2020 and February 3, 2019, respectively.
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
,
whereby we use observable market data at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. These observable inputs include spot rates, forward rates, interest rates and credit derivative market rates (see Notes L and M for additional information).
Revenue
from Merchandise Sales
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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of February 2, 2020 and February 3, 2019, we recorded a liability for expected sales returns of approximately
 $
25,456,000 and $26,276,000
within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately

$
9,941,000
and $
10,030,000
within other current assets in our Consolidated Balance Sheet.

Gift Card and Other Deferred Revenue
We defer revenue when cash payments are received in advance of satisfying performance obligations, primarily associated with our stored-value cards, merchandise sales, customer loyalty programs, and incentives received from credit card issuers.
We issue stored-value cards that may be redeemed on future merchandise purchases at our stores or through our
e-commerce
channel. Our stored-value cards have no expiration dates. Revenue from stored-value cards is recognized at a point in time upon redemption of the card and as control of the merchandise is transferred to the customer. Revenue from estimated unredeemed stored-value cards (breakage) is recognized in a manner consistent with our historical redemption patterns over the estimated period of redemption of our cards of approximately four years, the majority of which is recognized within one year of the card
s
issuance. Breakage revenue is not material to our Consolidated Financial Statements.
For merchandise sales, we record a liability at each period end where we have not fulfilled our obligation to transfer goods or services to the customer, but for which we have already received consideration or have a right to consideration.
We have customer loyalty programs, which allow members to earn points for each qualifying purchase. Points earned enable members to receive certificates that may be redeemed on future merchandise purchases at our stores or through our
e-commerce
channel. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The allocated consideration for the points earned by our loyalty program members is deferred based on the standalone selling price of the points and recorded within gift card and other deferred revenue within our Consolidated Balance Sheet. The measurement of standalone selling prices takes into consideration the discount the customer would receive in a separate transaction for the delivered item, as well as our estimate of certificates expected to be redeemed, based on historical redemption patterns. This measurement is applied to our portfolio of performance obligations for points earned, as all obligations have similar economic characteristics. We believe the impact to our Consolidated Financial Statements would not be materially different if this measurement was applied to each individual performance obligation. Revenue is recognized for these performance obligations at a point in time when certificates are redeemed by the customer. These obligations relate to contracts with terms less than one year, as our certificates generally expire within 6 months from issuance. We enter into agreements with credit card issuers in connection with our private label and co-branded
credit cards, whereby we receive cash incentives in exchange for promised services, such as licensing our brand names and marketing the credit card program to customers. Services promised under these agreements are interrelated and are thus considered a single performance obligation. Revenue is recognized over time as we transfer promised services throughout the contract term.
As of February 2, 2020
 and February 3, 2019
, we had recorded $292,550,000
and $298,435,000
for gift card and other deferred revenue in our Consolidated Balance Sheet, substantially all of which is typically
recognized into revenue within the next 12 months.
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
Total advertising expenses (including digital advertising, catalog advertising and other advertising costs) were approximately $388,194,000, $390,115,000 and $382,206,000 in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
Foreign Currency Translation
Some of our foreign operations have a functional currency other than the U.S. dollar. A
s
sets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income within stockholders’ equity. Foreign currency exchange gains and losses are recorded in selling, general and administrative expenses, except for those discussed in Note L.
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
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU
2016-02,
Leases
, which requires lessees to recognize a
right-of-use
asset and an operating lease liability for virtually all leases.

We adopted the ASU, as amended, as of February 4, 2019, the first day of fiscal year 2019. We have elected to apply the provisions of this ASU at the adoption date, instead of to the earliest comparative period presented in the financial statements. We have elected the package of practical expedients upon adoption, which permits us not to reassess whether existing contracts are or contain leases, the lease classification of existing leases, or initial direct costs for existing leases. We have elected not to separate lease and non-lease
components for all of our leases and not to recognize a
right-of-use
asset and a lease liability for all short-term leases.
The adoption of this ASU resulted in an increase in total long-term assets and total liabilities of approximately $1.2 billion, which includes an increase in liabilities for lease obligations of approximately $1.4 billion, a decrease in deferred rent and deferred lease incentives of approximately $0.2 billion, and an increase in right-of-use
assets of approximately $1.2 billion on the first day of fiscal 2019. We also recorded an approximate $3,300,000 reduction
, net of tax, to the opening balance of retained earnings resulting from the impairment of certain long-lived assets upon adoption of this ASU. The adoption of this ASU did not materially impact our Consolidated Statement of Earnings
.
In August 2017, the FASB issued ASU
2017-12,
Derivatives and Hedging
: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which expands and refines hedge accounting for both non-financial
and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. Entities should apply the guidance to existing cash flow and net investment hedge relationships using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings on the date of adoption. The guidance also provides transition relief to make it easier for entities to apply certain amendments to existing hedges where the hedge documentation needs to be modified. This ASU was effective for us in the first quarter of fiscal 2019. The adoption of this ASU did not have a material impact on our financial condition, results of operations or cash flows.
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
In December 2019, the FASB issued ASU
2019-12,
Simplifying the Accounting for Income Taxes
(Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, and early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our financial condition, results of operations or cash flow.
In June 2016, the FASB issued ASU
2016-13,
 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2019. We do not expect the adoption of this ASU to have a material impact on our financial condition, results of operations or cash flows.

Note B: Property and Equipment
Property and equipment consists of the following:

In thousands	Feb. 2, 2020	Feb. 3, 2019
Leasehold improvements	$946,880	$950,259
Fixtures and equipment	830,650	836,400
Capitalized software	788,635	733,941
Land and buildings	177,088	175,181
Corporate systems projects in progress	62,059	39,416
Construction in progress 1	7,076	7,205
Total	2,812,388	2,742,402
Accumulated depreciation	(1,883,350)	(1,812,767)
Property and equipment, net	$929,038	$929,635

1
Construction in progress primarily consists of leasehold improvements and furniture and fixtures related to new, expanded or remodeled retail stores where construction had not been completed as of year-end.

Note C: Borrowing Arrangements
Credit Facility
We have a credit facility which provides for a $500,000,000 unsecured revolving line of credit (“revolver”) and a $300,000,000 unsecured term loan facility (“term loan”). The revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders
, at such lenders’ option,

to increase the revolver by up to $250,000,000 to provide for a total of $750,000,000 of unsecured revolving credit. The revolver matures on January 8, 2023, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may, prior to the first and second anniversaries of the closing date of the amendment of the credit facility, elect to extend the maturity date for an additional year, subject to lender approval
.

See Note P
.
During fiscal
2019
, we had borrowings of $
100,000
,
000
under the revolver (at a weighte
d average interest rate of
3.04
%), all of which were repaid in the fourth quarter of fiscal
2019
, and
no
amounts were outstanding as of February
2
,
2020
. During fiscal
2018
, we had borrowings of $
60,000
,
000
under the revolver (at a weighted average interest rate of
3.20
%), all of which were repaid in the fourth quarter of fiscal
2018
, and
no
amounts were outstanding as of February
3
,
2019
. Additionally, as of February
2
,
2020
, $
12,187,000
in issued but undrawn standby letters of credit were outstanding under the revolver. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.
As of February 2, 2020, we had $300,000,000 outstanding under our term loan (at a weighted average interest rate of 3.32%). The term loan matures on January 8, 2021, at which time all outstanding principal and any accrued interest must be repaid. Costs incurred in connection with the issuance of the term loan are presented as a reduction to the carrying value of the debt in our Consolidated Balance Sheet.
 Prior to maturity in fiscal 2020, we intend to renew and extend our $300,000,000 term loan.
The interest rate under the credit facility is variable, and may be elected by us as: (i) the London Interbank Offer Rate (“LIBOR”) plus an applicable margin based on our leverage ratio ranging from 0.91% to 1.775% for a revolver borrowing, and 1.0% to 2.0% for the term loan; or (ii) a base rate as defined in the credit facility, plus an applicable margin ranging from 0% to 0.775% for a revolver borrowing, and 0% to 1.0% for the term loan. See Risk Factors in Item 1A.
As of February 2, 2020, we were in compliance with our covenants under the credit facility
. See “Risk Factors” in Item 1A

and
 Note P: Subsequent Events
.

Letter of Credit Facilities
We have three unsecured letter of credit reimbursement
facilities
for a total of $70,000,000, each of which matures on August 23, 2020. The letter of credit facilities contain covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of February 2, 2020, an aggregate of $6,462,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 21, 2021.
Note D: Income Taxes
The components of earnings before income taxes, by tax jurisdiction, are as follows:

Dollars in thousands	Fiscal 2019	Fiscal 2018	Fiscal 2017
United States	$353,215	$333,594	$379,000
Foreign	103,806	95,653	73,439
Total	$457,021	$429,247	$452,439
The provision for income taxes consists of the following:

Dollars in thousands	Fiscal 2019	Fiscal 2018	Fiscal 2017
Current
Federal	$76,873	$43,745	$97,202
State	14,205	15,357	19,552
Foreign	12,438	12,822	12,759
Total Current	$103,516	$71,924	$129,513
Deferred
Federal	$(606)	$23,507	$62,893
State	(870)	1,562	460
Foreign	(1,081)	(1,430)	28
Total Deferred	$(2,557)	$23,639	$63,381
Total provision	$100,959	$95,563	$192,894
We have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we intended to utilize those earnings in our foreign operations for an indefinite period of time. Under Internal Revenue Code section 965 of U.S. Tax Reform, we are deemed to have distributed all the post-1986 accumulated earnings of our foreign subsidiaries to the U.S. as of December 31, 2017. In light of the U.S. Tax Cuts and Jobs Act, the Company re-evaluated
its permanent reinvestment assertion with respect to unremitted foreign earnings. As a result, we are now permanently reinvested with respect to our foreign earnings in Canada beginning in fiscal 2018.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal 2019		Fiscal 2018		Fiscal 2017
Federal income taxes at the statutory rate	21.0%		21.0%		33.9%
Re-measurement of deferred tax assets and liabilities	—		(2.2%	)	6.7%
Transition tax	—		(0.6%	)	2.9%
State income tax rate	2.9%		3.8%		2.5%
Officer’s compensation under Sec.162(m)	1.0%		—		—
Deferred true up	(1.3%	)	—		—
Change in uncertain tax positions	0.5%		4.1%		(1.6%	)
Rate differential	(1.8%	)	(2.3%	)	(2.9%	)
Research and development credits	(0.7%	)	(2.1%	)	—
Other	0.5%		0.6%		1.1%
Total	22.1%		22.3%		42.6%
Significant components of our deferred income tax accounts are as follows:

Deferred tax asset (liabilities), Dollars in thousands	Fiscal 2019	Fiscal 2018
Operating lease liabilities	$347,693	$—
Merchandise inventories	22,311	18,703
Customer deposits	19,520	14,345
Compensation	14,350	11,251
Stock-based compensation	9,860	14,281
Accrued liabilities	8,440	13,470
State taxes	7,546	7,435
Executive deferred compensation	7,543	5,739
Federal and state net operating loss	3,443	4,223
Deferred rent	—	18,942
Operating lease right-of-use assets	(309,801)	—
Deferred lease incentives	(46,701)	(26,032)
Property and equipment	(37,309)	(31,557)
Prepaid catalog expenses	(394)	(936)
Other	2,369	(4,797)
Valuation allowance	(3,648)	(3,542)
Total deferred tax assets, net	$45,222	$41,525
As a result of the acquisition of Outward, Inc., we had net state operating loss carry-forwards as of February 2, 2020. A valuation allowance has been provided against certain state net operating carry-forwards, as we do not expect to fully utilize the losses in future years.
The following table summarizes the activity related to our gross unrecognized tax benefits:

Dollars in thousands	Fiscal 2019	Fiscal 2018	Fiscal 2017
Beginning Balance	$35,209	$18,051	$25,864
Increases related to current year tax positions	3,438	4,694	3,345
Increases for tax positions for prior years	1,405	14,905	808
Decrease for tax positions for prior years	(308)	(1,279)	(10,610)
Settlements	—	(376)	—
Lapse in statute of limitations	(3,106)	(786)	(1,356)
Ending Balance	$36,638	$35,209	$18,051

As of February 2, 2020, we had $36,638,000 of gross unrecognized tax benefits, of which $32,421,000 would, if recognized, affect the effective tax rate.
We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of February 2, 2020 and February 3, 2019, our accruals for the payment of interest and penalties totaled $7,251,000 and $5,437,000 respectively.
Due to the potential resolution of tax issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of $0 to $11,757,000.
We file income tax returns in the U.S. and foreign jurisdictions. We are subject to examination by the tax authorities in these jurisdictions. Our U.S. federal taxable years for which the statute of limitations has not expired are fiscal years 2016 to 2019. Substantially all material states, local and foreign jurisdictions’ statutes of limitations are closed for taxable years prior to 2016.
Note
E
:
Leases
The components of
our lease costs
 are as follows:

I n thousands	Fiscal 2019 (52 Weeks)
Operating lease costs	$267,883
Variable lease costs	129,018

Total lease costs	$396,901
Sublease income and short-term lease costs were not material to us for fiscal
2019.
Supplemental cash flow information related to our leases are as follows:

In thousands	Fiscal 2019 (52 Weeks)
Cash paid for amounts included in the measurement of operating lease liabilities	$285,678
Net additions to right-of-use assets	$150,401

As of February 2, 2020, additional information related to our leases is as follows:

Weighted average remaining lease term (years)	7.3
Weighted average incremental borrowing rate	3.8%

As of February 2, 2020, the future minimum lease payments under our operating lease liabilities are as follows:

In thousands
Fiscal 2020	$281,995
Fiscal 2021	246,588
Fiscal 2022	212,629
Fiscal 2023	178,650
Fiscal 2024	154,594
Fiscal 2025 and thereafter	463,280
Total lease payments	1,537,736
Less interest	(215,234)
Total operating lease liabilities	1,322,502
Less current operating lease liabilities	(227,923)
Total non-current operating lease liabilities	$1,094,579

As previously disclosed in our 2018 Annual Report on Form
10-K
and under the previous lease accounting standard, future minimum lease payments under non-cancellable
operating leases as of February 3, 2019 were as follows:

In thousands
Fiscal 2019	$292,387
Fiscal 2020	262,429
Fiscal 2021	225,755
Fiscal 2022	190,263
Fiscal 2023	160,308
Thereafter	559,802
Total	$1,690,944
Memphis-Based Distribution Facility
In fiscal 2015, we entered into an agreement with a partnership comprised of the estate of W. Howard Lester, our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan, a former Director Emeritus and significant stockholder and two unrelated parties to lease a distribution facility in Memphis, Tennessee through July 2017. In fiscal 2017, we amended the lease to further extend the term through July 2020. The amended lease provides for two additional one-year
renewal options. We made annual rental payments of approximately $1,765,000, $1,689,000, and $1,629,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
Note F: Earnings Per Share
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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Fiscal 2019 (52 Weeks)
Basic	$356,062	78,108	$4.56
Effect of dilutive stock-based awards		1,117
Diluted	$356,062	79,225	$4.49
Fiscal 2018 (53 Weeks)
Basic	$333,684	81,420	$4.10
Effect of dilutive stock-based awards		920
Diluted	$333,684	82,340	$4.05
Fiscal 2017 (52 Weeks)
Basic	$259,545	85,592	$3.03
Effect of dilutive stock-based awards		488
Diluted	$259,545	86,080	$3.02
Stock-based awards of 46,000, 31,000, and 577,000 were excluded from the computation of diluted earnings per share in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, as their inclusion would be anti-dilutive.

Note G: Stock-Based Compensation
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of approximately 36,570,000 shares. As of February 2, 2020, there were approximately 5,430,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee
members of the Board of Directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
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
Stock Awards
Annual grants of stock awards are limited to 1,000,000 shares on a per person basis and have a maximum term of seven years. Stock awards granted to employees generally vest evenly over a period of four years for service-based awards. Certain performance-based awards, which have variable payout conditions based on predetermined financial targets, generally
vest three years from the date of grant. Certain stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, disability, death, merger
or a similar corporate event. Stock awards granted to
non-employee
Board members generally vest in one year.
Non-employee
Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee
Board member).
Stock-Based Compensation Expense
During fiscal 2019, fiscal 2018 and fiscal 2017, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $64,163,000, $59,802,000 and $42,988,000, respectively. As of February 2, 2020, there was $83,444,000 of unrecognized stock-based compensation expense (net of estimated forfeitures), which we expect to recognize on a straight-line basis over a weighted average remaining service period of approximately two years. At each reporting period, all compensation expense attributable to vested awards has been fully recognized.

Restricted Stock Units
The following table summarizes our restricted stock unit activity during fiscal 2019:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value 1
Balance at February 3, 2019	3,012,923	$52.88
Granted	1,066,337	58.27
Granted, with vesting subject to performance conditions	240,515	57.77
Released 2	(1,029,288)	55.94
Cancelled	(406,293)	53.89
Balance at February 2, 2020	2,884,194	$54.09	3.00	$202,124,000
Vested plus expected to vest at February 2, 2020	2,335,826	$54.04	3.16	$163,695,000
1	Intrinsic value for outstanding and unvested restricted stock units is based on the market value of our common stock on the last business day of the fiscal year (or $70.08).
2	Excludes 105,436 incremental shares released due to achievement of performance conditions above target.
The following table summarizes additional information about restricted stock units:

	Fiscal 2019 (52 weeks)	Fiscal 2018 (53 weeks)	Fiscal 2017 (52 weeks)
Weighted average grant date fair value per share of awards granted	$58.18	$49.57	$52.76
Intrinsic value of awards released 1	$65,403,000	$34,213,000	$35,508,000
1	Intrinsic value for releases is based on the market value on the date of release.
Tax Benefit
We record excess tax benefits and deficiencies resulting from the settlement of stock-based awards as a benefit or expense within income taxes in the period in which they occur. During fiscal 2019, fiscal 2018, and fiscal 2017, the current tax benefit related to stock-based awards totaled $13,793,000, $9,927,000, and $16,066,000, respectively.
Note H: Williams-Sonoma, Inc. 401(k) Plan and Other Employee Benefits
We have a defined contribution retirement plan, the Williams-Sonoma, Inc. 401(k) Plan (the “401(k) Plan”), which is intended to be qualified under Internal Revenue Code sections 401(a), 401(k), 401(m) and 4975(e)(7). The 401(k) Plan permits eligible employees to make salary deferral contributions up to 75% of their eligible compensation each pay period (7%
for highly-compensated employees prior to February 3, 2020). Employees designate the funds in which their contributions are invested. Each participant may choose to have his or her salary deferral contributions and earnings thereon invested in one or more investment funds, including our company stock fund.
Our matching contribution is equal to 50% of each participant’s salary deferral contribution, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period. Each participant’s matching contribution is earned on a semi-annual basis with respect to eligible salary deferrals for those participants that are employed with the company on June 30th or December 31st of the year in which the deferrals are made. Each associate must complete one year of service prior to receiving company matching contributions. For the first five years of the participant’s employment, all matching contributions vest at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions vest immediately. Our contributions to the plan were $9,544,000, $9,036,000 and $8,224,000 in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

The 401(k) Plan consists of two parts: a profit sharing plan portion and a stock bonus plan/employee stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the Williams-Sonoma, Inc. Stock Fund. The profit sharing and ESOP components of the 401(k) Plan are considered a single plan under Internal Revenue Code section 414(l).
We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. As of February 2, 2020 and February 3, 2019, $30,534,000 and $23,319,000, respectively, is included in other long-term liabilities related to these deferred compensation obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $31,886,000 and $25,390,000 as of February 2, 2020 and February 3, 2019, respectively, and is included in other long-term assets, net.
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
Note J: Stock Repurchase Program and Dividends
During fiscal 2019, we repurchased 2,341,931 shares of our common stock
, of which 16,368 shares were designated as treasury stock,
at an average cost of $63.55 per share and a total cost of approximately $148,834,000 under our stock repurchase program. As of February 2, 2020, there was approximately $574,982,000 remaining under our current stock repurchase program. As of February 2, 2020, we held treasury stock of $941,000 that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
During fiscal 2018, we repurchased
5,373,047
shares of our common stock at an
average
cost of $
54.96
per share and a total cost
of
approximately $
295,304
,000. During fiscal 2017, we repurchased
4,050,697
shares of our common stock at an average cost of $
48.43
per share and a total cost of approximately $
196,179
,000.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.
Total cash dividends declared in fiscal 2019, fiscal 2018 and fiscal 2017, were approximately $
156,103
,000, or $
1.92
per common share, $
144,609
,000, or $
1.72
per common share and $
135,779
,000, or $
1.56
per common share, respectively.
Note K: Segment Reporting
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
Beginning in fiscal 2019, due to the convergence of our
e-commerce
and retail businesses and to better align with how we manage our omni
-channel business, we have combined the results of our
e-commerce
and retail merchandise strategies at the overall brand level. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
The following table summarizes our net revenues by brand for fiscal 2019
, fiscal 2018
and fiscal 2017. We have updated fiscal 2018
 and fiscal 2017
results to conform with the current year presentation.

In thousands	Fiscal 2019 (52 weeks)	Fiscal 2018 (53 weeks)	Fiscal 2017 (52 weeks)
Pottery Barn	$2,214,397	$2,177,344	$2,066,302
West Elm	1,466,537	1,292,928	1,114,339
Williams Sonoma	1,032,368	1,056,125	1,022,434
Pottery Barn Kids and Teen	908,561	895,762	860,468
Other 1	276,145	249,434	228,816
Total 2	$5,898,008	$5,671,593	$5,292,359
1	Primarily consists of net revenues from our international franchise operations, Rejuvenation and Mark and Graham.
2
Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $365.6 million
,
 $346.8
 million
and
$328.2
 million
for fiscal 2019, fiscal 2018 and fiscal 2017, respectively
.

Long-lived assets by geographic location are as follows:

In thousands	Feb. 2, 2020 1	Feb. 3, 2019 1
U.S.	$2,132,635	$1,068,196
International	165,772	50,305
Total	$2,298,407	$1,118,501

1
In fiscal 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases, as of the adoption date. Amounts reported for fiscal 2018 and prior years have not been adjusted, and continue to be reported in accordance with previous lease accounting guidance. See Note A to the Consolidated Financial Statements.

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
.

Cash Flow Hedges
We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our Canadian subsidiary. These hedges have terms of up to 18 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold
. Based on the rates in effect as of February 2, 2020, we expect to reclassify a net pre-tax
gain of approximately $
7,000
from OCI to cost of goods sold over the next 12 months.
We also enter into
non-designated
foreign currency forward contracts (to sell Australian dollars and British pounds and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains or losses related to these contracts are recognized in selling, general and administrative expenses.
As of February 2, 2020, and February 3, 2019, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	Feb. 2, 2020	Feb. 3, 2019
Contracts designated as cash flow hedges	$17,200	$16,600
Contracts not designated as cash flow hedges	$—	$5,300
Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for fiscal 2019, fiscal 2018 and fiscal 2017.
The effect of derivative instruments in our Consolidated Financial Statements, pre-tax,
was as follows:

	Fiscal 2019		Fiscal 2018		Fiscal 2017
In thousands	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses
Line items presented in the Condensed Consolidated Statement of Earnings in which the effects of derivatives are recorded	$3,758,916	$1,673,218	$3,570,580	$1,665,060	$3,360,648	$1,477,900
Gain (loss) recognized in income
Derivatives designated as cash flow hedges	$604	$—	$478	$57	$(144)	$88
Derivatives not designated as hedging instruments	$—	$28	$—	$3,967	$—	$(3,286)
The fair values of our derivative financial instruments are presented below according to their classification in our Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note M.

In thousands	Fiscal 2019	Fiscal 2018
Derivatives designated as cash flow hedges:
Other current assets	$138	$358
Derivatives not designated as hedging instruments:
Other current assets	$—	$4

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
Current debt
As of February 2, 2020, the fair value of our current debt, which consists of outstanding borrowings under our term loan, approximates its carrying value, as the instrument is relatively short-term in nature and the interest rate under the term loan is based on observable Level 2 inputs, primarily quoted market interest rates for instruments with similar maturities.
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
Long-lived Assets
We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure property and equipment at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. We measure right-of-use
assets on a nonrecurring basis using Level 2 inputs that are corroborated by market data. Where Level 2 inputs are not readily available, we use Level 3 inputs. Fair value of these long-lived assets is based on the present value of estimated future cash flows using a discount rate commensurate with the risk.
There were no transfers between Level 1, 2 or 3 categories during fiscal 2019 or fiscal 2018.

Note N: Accumulated Other Comprehensive Income (
L
oss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 29, 2017	$(9,957)	$54	$(9,903)
Foreign currency translation adjustments	3,730	—	3,730
Change in fair value of derivative financial instruments	—	(715)	(715)
Reclassification adjustment for realized (gain) loss on derivative financial instruments 1	—	106	106
Other comprehensive income (loss)	3,730	(609)	3,121
Balance at January 28, 2018	(6,227)	(555)	(6,782)
Foreign currency translation adjustments	(5,032)	—	(5,032)
Change in fair value of derivative financial instruments	—	1,098	1,098
Reclassification adjustment for realized (gain) loss on derivative financial instruments 1	—	(357)	(357)
Other comprehensive income (loss)	(5,032)	741	(4,291)
Balance at February 3, 2019	(11,259)	186	(11,073)
Foreign currency translation adjustments	(3,334)	—	(3,334)
Change in fair value of derivative financial instruments	—	163	163
Reclassification adjustment for realized (gain) loss on derivative financial instruments 1	—	(343)	(343)
Other comprehensive income (loss)	(3,334)	(180)	(3,514)
Balance at February 2, 2020	$(14,593)	$6	$(14,587)

1
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

In thousands
Working capital and other assets	$718
Property and equipment, net	2,049
Intangible assets	18,300
Liabilities	(6,886)
Total identifiable net assets acquired	$14,181
Goodwill	66,631
Total purchase consideration	$80,812

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
Note P: Subsequent Events
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus
(COVID-19)
a global pandemic and recommended containment and mitigation measures worldwide. On March 17, 2020, we announced the temporary closures of our retail store operations in the United States and Canada to protect our employees, customers and the communities in which we operate and to help contain the
COVID-19
coronavirus outbreak. Our retail stores are expected to remain closed until at least April 2, 2020 depending upon how the
COVID-19
outbreak evolves. Our retail store revenue comprises approximately 44% of our net revenues. At this time, we continue to operate our
e-commerce
sites and distribution centers and continue to deliver products to our customers. As of the date of this filing, we cannot reasonably estimate the impact on our business from this pandemic, but we currently anticipate a material impact on our consolidated statements of earnings, consolidated balance sheet, consolidated cash flows and liquidity in fiscal 2020.
On March 23, 2020, as a precautionary measure to maximize our liquidity and to increase our available cash on hand in the event of a protracted
COVID-19
outbreak, we drew down $488,000,000 on our revolving line of credit, for an outstanding balance on our revolver of $500,000,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Williams-Sonoma, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of February 2, 2020 and February 3, 2019, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of February 2, 2020, based on criteria established in
Internal Control — Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2020 and February 3, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2020, based on criteria established in
Internal Control — Integrated Framework (2013)
issued by COSO.
Change in Accounting Principle
As discussed in Note A to the financial statements, effective February 4, 2019, the Company adopted FASB Accounting Standards Update 2016-02,
Leases,
(“ASC 842”), using the modified retrospective approach. This change in accounting principle is also communicated as a critical audit matter below.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Property and Equipment — Refer to Note A and M to the financial statements
.
Critical Audit Matter Description
The Company performs an analysis of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. Events that result in an impairment review may include a significant decrease in the operating performance of the long-lived
asset, or the decision to close a store, corporate facility, or distribution center. The majority of the Company’s evaluation of long-lived asset is at the individual store level and involves the comparison of a store’s estimated future undiscounted cash flows over its remaining useful life to its carrying value. As of February 2, 2020, the Company had $830.6 million in fixtures and equipment, $946.9 million in leasehold improvements, and $1.2 billion in lease right-of-use assets, the majority of which relates to the Company’s stores. Impairment may result when the carrying value of a store’s assets exceeds the store’s estimated undiscounted future cash flows.
We identified this as a critical audit matter because the Company’s estimate of future store cash flows involves significant estimates and assumptions related to revenue growth rates and gross margin. Additionally, the measurement of any impairment loss also includes estimation of the fair value of the Company’s lease right-of-use asset included within the asset group, which includes estimates of market rental rates. Changes in these assumptions could have a significant impact on management’s conclusion on whether a store could be impaired and the impairment loss that is recorded.
Performing audit procedures to evaluate the appropriateness of the Company’s judgments used in these significant assumptions therefore involved a high degree of subjectivity and complexity.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s judgments regarding the forecasts of revenue growth and gross margin, as well as the fair value of the lease right-of-use asset, included the following, among others:
•	We tested the operating effectiveness of controls over management’s forecasts of future revenue growth, gross margin, and market rental rates.

•	We evaluated management’s ability to accurately forecast future sales and gross margin growth by comparing actual results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s revenue and operating forecast by comparing the forecasts to (1) historical revenues and gross margins, (2) internal communications to management and the Board of Directors, (3) external communications made by management to analysts and investors, and (4) trends in the industry and geographical region.

•	Evaluated the methods and inputs used by management to determine the fair value of the lease right-of-use asset, including assessing comparable market rents and broker quotes.

Leases — Refer to Notes A and E to the financial statements (also see ASC 842 adoption explanatory paragraph above)
Critical Audit Matter Description
The Company adopted ASU 2016-02,
Leases
, which requires lessees to recognize a right-of-use asset and lease liability for virtually all leases. The adoption of this new accounting standard resulted in an increase in total long-term
assets and total liabilities of approximately $1.2 billion, which included an increase in liabilities for lease obligations of approximately $1.4 billion, a decrease in deferred rent and deferred lease incentives of approximately $0.2 billion, and an increase in right-of-use assets of approximately $1.2 billion on the first day of fiscal 2019.
In order to determine the fair value of the lease liability at lease commencement, an incremental borrowing rate (IBR) was used to discount and determine the fair value of its lease payments. The determination of an IBR requires management to use significant estimates and assumptions as to its credit ratings, credit spreads, lease tenors, and adjustments for the effects of collateral.
Given the significant estimates management makes to determine the IBR to apply to each lease, as well as the large population of leases that were discounted during the initial adoption of ASU 2016-02, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the IBR requires a high degree of auditor judgment and necessitates the involvement of a fair value specialist.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of the rate included the following, among others:
•	We tested the operating effectiveness of management’s controls over the determination and appropriateness of the IBR

•	With the assistance of our fair value specialists, we:

o	Evaluated that the methodology used by management was reasonable to approximate the Company’s incremental borrowing rate

o
Assessed the reasonableness of the credit rating, base rate, spreads and adjustments for the effects of collateral applied in determining the IBR by comparing to Company specific benchmarks, comparable companies, and other market information.

o	Evaluated the accuracy of the models and calculations used to estimate the IBR, including validating the inputs used.

/s/ Deloitte & Touche LLP
San Francisco, California
March 27, 2020
We have served as the Company’s auditor since 1980.

Quarterly Financial Information
(Unaudited)

In thousands, except per share amounts
Fiscal 2019 (52 Weeks)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter 1	Full Year
Net revenues	$1,241,132	$1,370,814	$1,442,472	$1,843,590	$5,898,008
Gross profit	444,331	483,861	518,172	692,728	2,139,092
Operating income ,2,3	74,132	86,165	101,891	203,686	465,874
Net earnings 6	52,656	62,648	74,713	166,045	356,062
Basic earnings per share 7	$0.67	$0.80	$0.96	$2.15	$4.56
Diluted earnings per share 7	$0.66	$0.79	$0.94	$2.10	$4.49

Fiscal 2018 (53 Weeks)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter 1	Full Year
Net revenues	$1,203,000	$1,275,174	$1,356,983	$1,836,436	$5,671,593
Gross profit	432,164	463,942	494,984	709,923	2,101,013
Operating income ,2,3,4	66,550	74,166	94,384	200,853	435,953
Net earnings 5,6	45,168	51,713	81,465	155,338	333,684
Basic earnings per share 7	$0.54	$0.63	$1.01	$1.95	$4.10
Diluted earnings per share 7	$0.54	$0.62	$1.00	$1.93	$4.05

1	Our fourth quarter of fiscal 2018 included 14 weeks as compared to 13 weeks in fiscal 2019 .

2
Fiscal 2019
includes approximately $6.4
 million in the first quarter, $7.2
 million in the second quarter, $7.4
 million in the third quarter and $9.1
 million in the fourth quarter of expenses related to the acquisition of Outward and its ongoing operations. Fiscal 2018 includes approximately $6.9
 million in the first quarter, $5.0
 million in the second quarter, $6.0
 million in the third quarter and $7.2
 million in the fourth quarter of expenses related to the acquisition of Outward and its ongoing operations.

3
Fiscal 2019
includes approximately $6.5
 million in the first quarter
 for employment-related expenses. Fiscal 2018
includes approximately $1.7
 million in the first quarter, $1.9
 million in the second quarter, $1.9
 million in the third quarter and $2.5
 million in the fourth quarter for employment-related expenses.

4	Includes $5.3 million in the second quarter, $1.1 million in the third quarter and $6.8 million in the fourth quarter of fiscal 2018 associated with impairment and early lease termination charges.

5	Includes tax expense of approximately $1.1 million in the first quarter of fiscal 2018 associated with the adoption of new accounting rules related to stock-based compensation.

6
Fiscal 2019
includes a tax
e
xpense
 of $0.1
 million in the third quarter
resulting from t
ax legislation changes, and a t
ax benefit of $
6.0
 million in the fourth quarter resulting
from
a deferred tax liability adjustment
. Fiscal 2018
includes tax expense of $3.3
 million in the first quarter, tax expense of $2.9
 million in the second quarter, a tax benefit of $10.6
 million in the third quarter and tax expense of $0.3
 million in the fourth quarter, resulting from the enactment of the Tax Cuts and Jobs Act.

7
Due to differences between quarterly and full year weighted average share count calculations, and the effect of quarterly rounding to the nearest cent per share, full year earnings per share may not equal the sum of the quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of February 2, 2020, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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
Our management assessed the effectiveness of the company’s internal control over financial reporting as of February 2, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in
Internal Control-Integrated Framework (2013).
Based on our assessment using those criteria, our management concluded that, as of February 2, 2020, our internal control over financial reporting is effective.
Our independent registered public accounting firm audited the Consolidated Financial Statements included in this Annual Report on Form
10-K
and the company’s internal control over financial reporting. Their audit report appears on pages 65 through 68 of this Annual Report on Form
10-K.
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

Information required by this Item is incorporated by reference herein to information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Audit and Finance Committee Report,” “Corporate Governance — Corporate Governance Guidelines and Code of Business Conduct and Ethics,” and “Corporate Governance — Audit and Finance Committee” in our Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”). With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
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

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a	)(1)	Financial Statements:

		The following Consolidated Financial Statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 8:

			PAGE

		Consolidated Statements of Earnings	41

		Consolidated Statements of Comprehensive Income	41

		Consolidated Balance Sheets	42

		Consolidated Statements of Stockholders’ Equity	43

		Consolidated Statements of Cash Flows	44

		Notes to Consolidated Financial Statements	45

		Report of Independent Registered Public Accounting Firm	65

		Quarterly Financial Information	68

(a	)(2)
Financial Statement Schedules: Schedules have been omitted because they are not required, are not applicable, or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.

(a	)(3)	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Form 10-K

(b	)	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Form 10-K

(c	)	Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

Exhibit Index

CERTIFICATE OF INCORPORATION AND BYLAWS

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 2, 2017, File No. 001-14077)

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

4.2	*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

FINANCING AGREEMENTS

10.1
Seventh Amended and Restated Credit Agreement, dated January 8, 2018, between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2018 as filed with the Commission on March 29, 2018, File No. 001-14077)

10.2
Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Bank of America, N.A., dated as of August 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.3
First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.4
Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.5
Third Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2016 as filed with the Commission on December 7, 2016, File No. 001-14077)

10.6
Fourth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2017 as filed with the Commission on December 6, 2017, File No. 001-14077)

10.7
Fifth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2018 as filed with the Commission on December 7, 2018, File No. 001-12077)

10.8
Sixth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 23, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2019 as filed with the Commission on December 12, 2019, File No. 001-14077)

10.9
Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 30, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.10
First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 29, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.11
Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 28, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.12
Third Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 26, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2016 as filed with the Commission on December 7, 2016, File No. 001-14077)

10.13
Fourth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2017 as filed with the Commission on December 6, 2017, File No. 001-14077)

10.14
Fifth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 24, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2018 as filed with the Commission on December 7, 2018, File No.001-14077)

10.15
Sixth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 23, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2019 as filed with the Commission on December 12, 2019, File No. 001-14077)

10.16
Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 30, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.17
First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 29, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.18
Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 28, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.19
Third Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 26, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2016 as filed with the Commission on December 7, 2016, File No. 001-14077)

10.20
Fourth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 25, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2017 as filed with the Commission on December 6, 2017, File No. 001-14077)

10.21
Fifth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 24, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on the Form 10-Q for the period ended October 28, 2018 as filed with the Commission on December 7, 2018, File No. 001-14077)

10.22
Sixth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 23, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2019 as filed with the Commission on December 12, 2019, File No. 001-14077)

STOCK PLANS

10.23+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A to the Company’s definitive proxy statement as filed on April 13, 2018, File No. 001-14077)

10.24+
Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 5, 2019 as filed with the Commission on June 14, 2019, File No. 001-14077)

10.25+
Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2019 as filed with the Commission on September 12, 2019, File No. 001-14077)

10.26+
Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Performance Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2014 as filed with the Commission on April 3, 2014, File No. 001-14077)

10.27+
Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Retention Restricted Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2017 as filed with the Commission on September 8, 2017, File No. 001-14077)

OTHER INCENTIVE PLANS

10.28+
Williams-Sonoma, Inc. 2001 Incentive Bonus Plan, as amended (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on April 15, 2016, File No. 001-14077)

10.29+
Williams-Sonoma, Inc. Pre-2005 Executive Deferral Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.30+
Williams-Sonoma, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2018 as filed with the Commission on June 8, 2018, File No. 001-14077)

PROPERTIES

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

EMPLOYMENT AGREEMENTS

10.36+
Amended and Restated Employment Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.37+
Amended and Restated Management Retention Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.38+
Amended and Restated 2012 EVP Level Management Retention Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form
10-K
for the fiscal year ended February 3, 2019 as filed with the Commission on April 4, 2019, File No.
 001-14077)

OTHER AGREEMENTS

10.39+
Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 as filed with the Commission on September 9, 2011, File No. 001-14077)

OTHER EXHIBITS

21.1	*	Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

CERTIFICATIONS

31.1	*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL

101	*
The following financial statements from the Company’s Annual Report on Form
10-K
for the fiscal year ended February 2, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted under Exhibit 101).

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS-SONOMA, INC.

Date: March 27, 2020	By	/s/ LAURA ALBER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2020	/s/ ADRIAN BELLAMY
Adrian Bellamy
Chairman of the Board of Directors

Date: March 27, 2020	/s/ LAURA ALBER
Laura Alber
Chief Executive Officer and Director
(principal executive officer)

Date: March 27, 2020	/s/ JULIE WHALEN
Julie Whalen
Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: March 27, 2020	/s/ SCOTT DAHNKE
Scott Dahnke
Director

Date: March 27, 2020	/s/ ANNE MULCAHY
Anne Mulcahy
Director

Date: March 27, 2020	/s/ GRACE PUMA
Grace Puma
Director

Date: March 27, 2020	/s/ WILLIAM READY
William Ready
Director

Date: March 27, 2020	/s/ SABRINA SIMMONS
Sabrina Simmons
Director

Date: March 27, 2020	/s/ FRITS VAN PAASSCHEN
Frits van Paasschen
Director