Form 10-Q
period 2020-05-03
WILLIAMS SONOMA INC
filed 2020-06-08
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2020.
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
☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).    Yes
☐
    No
☒
As of May 31, 2020, 77,758,981 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM
10-Q
FOR THE QUARTER ENDED MAY 3, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended
In thousands, except per share amounts	May 3, 2020	May 5, 2019
Net revenues	$1,235,203	$1,241,132
Cost of goods sold	820,943	796,801
Gross profit	414,260	444,331
Selling, general and administrative expenses	365,615	370,199
Operating income	48,645	74,132
Interest expense, net	2,159	2,253
Earnings before income taxes	46,486	71,879
Income taxes	11,063	19,223
Net earnings	$35,423	$52,656
Basic earnings per share	$0.46	$0.67
Diluted earnings per share	$0.45	$0.66
Shares used in calculation of earnings per share:
Basic	77,262	78,683
Diluted	78,399	79,867

See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
In thousands	May 3, 2020	May 5, 2019
Net earnings	$35,423	$52,656
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,276)	(3,009)
Change in fair value of derivative financial instruments, net of tax of $196 and $74	549	204
Reclassification adjustment for realized (gain) on derivative financial instruments, net of tax of $13 and $24	(37)	(67)
Comprehensive income	$30,659	$49,784

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts	May 3, 2020	February 2, 2020	May 5, 2019
ASSETS
Current assets
Cash and cash equivalents	$861,002	$432,162	$107,683
Accounts receivable, net	104,829	111,737	102,195
Merchandise inventories, net	1,070,681	1,100,544	1,155,427
Prepaid expenses	90,433	90,426	98,213
Other current assets	22,099	20,766	22,128
Total current assets	2,149,044	1,755,635	1,485,646
Property and equipment, net	907,219	929,038	916,030
Operating lease right-of-use assets	1,175,402	1,166,383	1,200,972
Deferred income taxes, net	33,320	47,977	34,215
Goodwill	85,335	85,343	85,357
Other long-term assets, net	67,795	69,666	66,145
Total assets	$4,418,115	$4,054,042	$3,788,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$423,375	$521,235	$385,646
Accrued expenses	137,495	175,003	109,169
Gift card and other deferred revenue	299,353	289,613	291,839
Income taxes payable	24,049	22,501	24,384
Current debt	487,823	299,818	—
Operating lease liabilities	224,541	227,923	227,427
Other current liabilities	85,458	73,462	75,750
Total current liabilities	1,682,094	1,609,555	1,114,215
Deferred rent and lease incentives	26,254	27,659	30,536
Long-term debt	299,868	—	299,670
Long-term operating lease liabilities	1,109,473	1,094,579	1,139,625
Other long-term liabilities	81,497	86,389	82,551
Total liabilities	3,199,186	2,818,182	2,666,597
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $.01 par value; 253,125 shares authorized; 77,759, 77,137 and 78,808 shares issued and outstanding at May 3, 2020, February 2, 2020 and May 5, 2019, respectively	778	772	788
Additional paid-in capital	596,184	605,822	571,772
Retained earnings	641,917	644,794	564,127
Accumulated other comprehensive loss	(19,351)	(14,587)	(13,945)
Treasury stock, at cost: 8, 14 and 14 shares as of May 3, 2020, February 2, 2020 and May 5, 2019, respectively	(599)	(941)	(974)
Total stockholders’ equity	1,218,929	1,235,860	1,121,768
Total liabilities and stockholders’ equity	$4,418,115	$4,054,042	$3,788,365

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance at February 2, 2020	77,137	$772	$605,822	$644,794	$(14,587)	$(941)	$1,235,860
Net earnings	—	—	—	35,423	—	—	35,423
Foreign currency translation adjustments	—	—	—	—	(5,276)	—	(5,276)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	549	—	549
Reclassification adjustment for realized (gain) on derivative financial instruments, net of tax	—	—	—	—	(37)	—	(37)
Conversion/release of stock-based awards 1	622	6	(28,747)	—	—	(171)	(28,912)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(499)	(14)	—	513	—
Stock-based compensation expense	—	—	19,608	—	—	—	19,608
Dividends declared	—	—	—	(38,286)	—	—	(38,286)
Balance at May 3, 2020	77,759	$778	$596,184	$641,917	$(19,351)	$(599)	$1,218,929

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance at February 3, 2019	78,813	$789	$581,900	$584,333	$(11,073)	$(235)	$1,155,714
Net earnings	—	—	—	52,656	—	—	52,656
Foreign currency translation adjustments	—	—	—	—	(3,009)	—	(3,009)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	204	—	204
Reclassification adjustment for realized (gain) on derivative financial instruments, net of tax	—	—	—	—	(67)	—	(67)
Conversion/release of stock-based awards 1	571	5	(25,298)	—	—	(113)	(25,406)
Repurchases of common stock	(576)	(6)	(2,874)	(30,010)	—	(958)	(33,848)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(332)	—	—	332	—
Stock-based compensation expense	—	—	18,376	—	—	—	18,376
Dividends declared	—	—	—	(39,549)	—	—	(39,549)
Adoption of accounting pronouncements 2	—	—	—	(3,303)	—	—	(3,303)
Balance at May 5, 2019	78,808	$788	$571,772	$564,127	$(13,945)	$(974)	$1,121,768
1	Amounts are shown net of shares withheld for employee taxes.
2	Relates to our adoption of ASU 2016-02, Leases, in fiscal 2019.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
In thousands	May 3, 2020	May 5, 2019
Cash flows from operating activities:
Net earnings	$35,423	$52,656
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	46,224	46,838
(Gain) loss on disposal/impairment of assets	16,185	(323)
Amortization of deferred lease incentives	(1,405)	(2,306)
Non-cash lease expense	54,262	51,596
Deferred income taxes	(2,585)	(4,126)
Tax benefit related to stock-based awards	12,039	14,898
Stock-based compensation expense	19,703	18,529
Other	129	69
Changes in:
Accounts receivable	8,950	4,684
Merchandise inventories	28,513	(31,460)
Prepaid expenses and other assets	(215)	(4,914)
Accounts payable	(92,871)	(144,399)
Accrued expenses and other liabilities	(29,050)	(49,196)
Gift card and other deferred revenue	9,960	1,558
Operating lease liabilities	(57,629)	(55,099)
Income taxes payable	6,240	2,915
Net cash provided by (used in) operating activities	53,873	(98,080)
Cash flows from investing activities:
Purchases of property and equipment	(42,321)	(36,148)
Other	242	107
Net cash used in investing activities	(42,079)	(36,041)
Cash flows from financing activities:
Borrowings under revolving line of credit	487,823	—
Payment of dividends	(39,391)	(36,868)
Tax withholdings related to stock-based awards	(28,912)	(25,406)
Repurchases of common stock	—	(33,848)
Net cash provided by (used in) financing activities	419,520	(96,122)
Effect of exchange rates on cash and cash equivalents	(2,474)	(1,028)
Net increase (decrease) in cash and cash equivalents	428,840	(231,271)
Cash and cash equivalents at beginning of period	432,162	338,954
Cash and cash equivalents at end of period	$861,002	$107,683

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of May 3, 2020 and May 5, 2019, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of February 2, 2020, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form
10-K
for the fiscal year ended February 2, 2020.
The results of operations for the thirteen weeks ended May 3, 2020 are not necessarily indicative of the operating results of the full year.
Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form
10-K
for the fiscal year ended February 2, 2020.
COVID-19
On March 11, 2020, the World Health Organization declared a novel strain of the coronavirus
(COVID-19)
to be a global pandemic and recommended containment and mitigation measures worldwide. In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the
COVID-19
coronavirus pandemic. While subsequent to quarter end we have announced the reopening of over 350 stores, we have extended such closures in locations where retail restrictions have not been lifted. The preventative or protective actions that governments and businesses around the world have taken to contain the spread of
COVID-19
have resulted in a period of disruption that has materially reduced customer store traffic, and thus our retail store revenues, which comprised approximately 44% of our net revenues in fiscal 2019. Throughout the first quarter, we continued to operate our
e-commerce
sites and distribution centers and continued to deliver products to our customers.
As a result of the
COVID-19
pandemic and the resulting closure of all of our retail locations, we identified certain assets whose carrying value was now deemed to have been partially impaired. Given the material reductions in our retail store revenues and operating income during the first quarter of fiscal 2020, we evaluated our estimates and assumptions related to our stores’ future sales and cash flows, and performed a comprehensive review of our stores’ long-lived assets for impairment, including both property and equipment and operating lease right-of-use
assets, at an individual store level. Key assumptions used in estimating fair value of our store assets in connection with our impairment analyses are sales growth, gross margin, employment costs, lease escalations, market rental rates, changes in local real estate markets in which we operate, inflation, and the overall economics of the retail industry. Our assumptions account for the estimated impact from the recent closure of all of our retail stores and reflect the re-opening
of our retail stores throughout fiscal 2020 as allowed by the local governmental requirements in the states in which we operate. As a result, during the first quarter of fiscal 2020, we recorded store asset impairment charges within selling, general and administrative expenses of approximately $11,825,000 related to property and equipment and $3,795,000 related to operating lease right-of-use

assets.
In addition, during the first quarter of fiscal 2020, we recorded charges of approximately $11,378,000 representing write
-
offs for inventory with minor damage that we could not liquidate through our outlets due to store closures resulting from
COVID-19.
We test goodwill for impairment annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. As of May 3, 2020 and May 5, 2019, we had goodwill of $85,335,000 and $85,357,000, respectively, primarily related to our fiscal 2017 acquisition of Outward and to our fiscal 2011 acquisition of Rejuvenation, Inc. As a result of the
COVID-19
pandemic and the resulting closure of all of our retail locations during the quarter, we evaluated the need to test goodwill for potential impairment. Our most recently completed qualitative goodwill impairment assessment indicated that the fair values of our reporting units significantly exceeded their carrying values. Further, we currently do not expect the impact of
COVID-19
to significantly affect the long-term estimates or assumptions of revenue and operating income growth, nor the long-term strategies of our brands, considered in our most recently completed goodwill assessment. Therefore, we currently do not consider the pandemic to be a triggering event requiring the testing of goodwill between annual tests, and accordingly, we have not recorded any goodwill impairment charges during the first quarter of fiscal 2020.
As of the end of the quarter, we had finalized rent concession negotiations on a limited portion of our stores and therefore any impact on our financials was immaterial for the first quarter of fiscal 2020. We expect most outstanding lease concession negotiations to be finalized during the second quarter of fiscal 2020.

In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act provides tax provisions and other stimulus measures to affected companies. The impact of the CARES Act was not material to our result of operations and financial position for the first quarter of fiscal 2020. We are continuing to assess the financial relief available to us under the CARES Act and expect to record any further impact during the second quarter of fiscal 2020.
These events and changes in circumstances, including a more prolonged and/or severe
COVID-19
pandemic, may lead to increased impairment risk in the future; therefore, we will continue to monitor events and changes in circumstances that may indicate the need to test our long-lived assets, including goodwill, for potential impairment.
New Accounting Pronouncements
In June 2016, the FASB issued ASU
2016-13,

Financial Instruments—Credit Losses
(Topic 326): Measurement of Credit Losses on Financial Instruments. This standard is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This ASU was effective for us in the first quarter of fiscal 2020. The adoption of this ASU did not have a material impact on our financial condition, results of operations or cash flows.
In August 2018, the FASB issued ASU
2018-15,
Intangibles—Goodwill and Other—Internal-Use Software
(Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software. Accordingly, the amendments require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic
350-40
to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This ASU was effective for us in the first quarter of fiscal 2020. The adoption of this ASU did not have a material impact on our financial condition, results of operations or cash flows.
In December 2019, the FASB issued ASU
2019-12,
Simplifying the Accounting for Income Taxes
(Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 202
0
, and early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our financial condition, results of operations or cash flow.
NOTE B. BORROWING ARRANGEMENTS
Credit Facility
We have a credit facility which provides for a $500,000,000 unsecured revolving line of credit (“revolver”) and a $300,000,000 unsecured term loan facility (“term loan”). The revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the revolver by up to $250,000,000 to provide for a total of $750,000,000 of unsecured revolving credit.
During the first quarter of fiscal 2020, we drew down $487,823,000 on the revolver (at a weighted average interest rate of 2.00%). Additionally, as of May 3, 2020, $12,177,000 in issued but undrawn standby letters of credit were outstanding under the revolver, for a total outstanding balance on the revolver of $500,000,000. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs. During the first quarter of fiscal 2019, we had no borrowings under the revolver. The revolver matures on January 8, 2023, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may, prior to the first and second anniversaries of the closing date of the amendment of the credit facility, elect to extend the maturity date for an additional year, subject to lender approval.
As of May 3, 2020, we had $300,000,000 outstanding under our term loan (at a weighted average interest rate of 2.55%).
On May 11, 2020, we entered into an amendment to our credit facility (the “Credit Facility Amendment”), which, among other changes, extends the maturity date and amends the interest rate of the term loan, modifies covenants under the credit facility, and maintains the maturity date and interest rate of the revolver. The term loan now matures on January 8, 2022,
at which time all outstanding principal and any accrued interest must be repaid. Based on this Credit Facility Amendment, borrowings under our term loan have been presented as long-term debt in our Condensed Consolidated Balance Sheet as of May 3, 2020. Costs incurred in connection with the issuance of the term loan are presented as a reduction to the carrying value of the debt in our Condensed Consolidated Balance Sheet.
Under the Credit Facility Amendment, the interest rate applicable to the credit facility is variable, and may be elected by us as: (i) the London Interbank Offer Rate (“LIBOR”) plus an applicable margin based on our leverage ratio ranging from 0.91% to 1.775% for a revolver borrowing, and 1.75% to 2.5% for the term loan, or (ii) a base rate as defined in the credit facility, plus an applicable margin ranging from 0% to 0.775% for a revolver borrowing, and 0.75% to 1.5% for the term loan.
In addition to the Credit Facility Amendment, subsequent to quarter end, we entered into a new agreement (the
“364-Day
Credit Agreement”) for an additional $200,000,000 unsecured revolving line of credit.
Unde
r the
364-Day
Credit Agreement, the
interest
rate is variable and may be elected by us as: (i) LIBOR plus an applicable margin based on our leverage ratio ranging from 1.75% to 2.5% or (ii) a base rate as defined in the agreement, plus an applicable margin ranging from 0.75% to 1.5%. The
364-Day
Credit Agreement matures on May 10, 2021.

The Credit Facility Amendment and the
364-Day
Credit Agreement contain certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of May 3, 2020, we were in compliance with our covenants under our credit facilities and based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $70,000,000, each of which matures on August 23, 2020. The letter of credit facilities contain covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility plus an applicable margin based on our leverage ratio. As of May 3, 2020, an aggregate of $7,099,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration possible for any future letters of credit issued under the facilities is January 21, 2021.
NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 36,570,000 shares. As of May 3, 2020, there were approximately 2,479,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee
members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
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
non-employee
Board member).
Stock-Based Compensation Expense
During the thirteen weeks ended May 3, 2020 and May 5, 2019, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $19,703,000 and $18,529,000, respectively.

Restricted Stock Units
The following table summarizes our restricted stock unit activity during the thirteen weeks ended May 3, 2020:

Shares
Balance at February 2, 2020	2,884,194
Granted 1	1,080,400
Released 2	(954,419)
Cancelled	(53,699)
Balance at May 3, 2020	2,956,476
Vested plus expected to vest at May 3, 2020	2,390,537
1
Excludes 267,000 restricted stock units for which the accounting grant date has not yet been determined and consequently for which no expense has been recognized. These awards reduced the shares available for future grant under the Plan.

2	Excludes 170,308 incremental shares released due to achievement of performance conditions above target.
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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended May 3, 2020
Basic	$35,423	77,262	$0.46
Effect of dilutive stock-based awards		1,137
Diluted	$35,423	78,399	$0.45
Thirteen weeks ended May 5, 2019
Basic	$52,656	78,683	$0.67
Effect of dilutive stock-based awards		1,184
Diluted	$52,656	79,867	$0.66
Stock-based awards of 8,000 and 11,000 were excluded from the computation of diluted earnings per share for the thirteen weeks ended May 3, 2020 and May 5, 2019, respectively, as their inclusion would be anti-dilutive.
NOTE E. SEGMENT REPORTING
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.

The following table summarizes our net revenues by brand for the thirteen weeks ended May 3, 2020 and May 5, 2019.

	Thirteen Weeks Ended

In thousands	May 3, 2020	May 5, 2019
Pottery Barn	$479,615	$492,126
West Elm	315,430	309,483
Williams Sonoma	199,302	194,894
Pottery Barn Kids and Teen	188,552	177,046
Other 1	52,304	67,583
Total 2	$1,235,203	$1,241,132
1	Primarily consists of net revenues from our international franchise operations, Rejuvenation and Mark and Graham.
2
Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $55.2 million and $86.6 million for the thirteen weeks ended May 3, 2020 and May 5, 2019.

Long-lived assets by geographic location are as follows:

In thousands	May 3, 2020	May 5, 2019
U.S.	$2,117,469	$2,136,000
International	151,602	166,719
Total	$2,269,071	$2,302,719
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
NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS
Stock Repurchase Program
During the thirteen weeks ended May 3, 2020, we did not repurchase any shares of our common stock and as of May 3, 2020, there was $574,982,000 remaining under our current stock repurchase program. As of May 3, 2020, we held treasury stock of $599,000 that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
During the thirteen weeks ended May 5, 2019, we repurchased 593,096 shares of our common stock at an average cost of $57.07 per share and a total cost of approximately $33,848,000.
Stock repurchases under our program may be made through open market and privately
negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.
Dividends
We declared cash dividends of $0.48 per common share during the thirteen weeks ended May 3, 2020 and May 5, 2019, respectively. Our quarterly cash dividend may be limited or terminated at any time.
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
.
Cash Flow Hedges
We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our Canadian subsidiary. These hedges have terms of up to 18 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of May 3, 2020, we expect to reclassify a net pre-tax
gain of
approximately $
702,000
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
As of May 3, 2020 and May 5, 2019, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	May 3, 2020	May 5, 2019
Contracts designated as cash flow hedges	$11,600	$10,800
Contracts not designated as cash flow hedges	$—	$—
Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen weeks ended May 3, 2020 and May 5, 2019.
The effect of derivative instruments in our Condensed Consolidated Financial Statements during the thirteen weeks ended May 3, 2020 and May 5, 2019, pre-tax,
was as follows:

In thousands	May 3, 2020	May 5, 2019
Net gain recognized in OCI	$745	$278

	May 3, 2020		May 5, 2019
In thousands	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses
Line items presented in the Condensed Consolidated Statement of Earnings in which the effects of derivatives are recorded	$820,943	$365,615	$796,801	$370,199
Gain (loss) recognized in income
Derivatives designated as cash flow hedges	$50	$—	$108	$—
Derivatives not designated as hedging instruments	$—	$2	$—	$(6)
The fair values of our derivative financial instruments are presented below according to their classification in our Condensed Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	May 3, 2020	May 5, 2019
Derivatives designated as cash flow hedges:
Other current assets	$698	$475
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
Debt
As of May 3, 2020, the fair value of our debt, which consists of outstanding borrowings under our revolver and term loan, approximates its carrying value, as the instruments are relatively short-term in nature and the interest rate under the term loan is based on observable Level 2 inputs, which consist primarily of quoted market interest rates for instruments with similar maturities.
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
The counterparties associated with our foreign currency forward contracts are large credit-worthy financial institutions, and the derivatives transacted with these entities are relatively short in duration, therefore, we do not consider counterparty concentration and non-performance
to be material risks at this time. Both we and our counterparties are expected to perform under the contractual terms of the instruments. None of the derivative contracts we entered into are subject to credit risk-related contingent features or collateral requirements.
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
The significant unobservable inputs used in the fair value measurement of our store assets are sales growth, gross margin, employment costs, lease escalations, market rental rates, changes in local real estate markets in which we operate , inflation and the overall economics of the retail industry. Significant fluctuations in any of these inputs individually could significantly impact our measurement of fair value.

During the first quarter of fiscal 2020, we recognized impairment charges of $11,825,000 related to the impairment of property and equipment and $3,795,000 related to the impairment of operating lease right-of-use
assets, due to the impact of
COVID-19.
During the first quarter of fiscal 2019, no impairment charges were recognized.
There were no transfers in and out of Level 3 categories during the thirteen weeks ended May 3, 2020 or May 5, 2019.
NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at February 2, 2020	$(14,593)	$6	$(14,587)
Foreign currency translation adjustments	(5,276)	—	(5,276)
Change in fair value of derivative financial instruments	—	549	549
Reclassification adjustment for realized (gain) on derivative financial instruments 1	—	(37)	(37)
Other comprehensive income (loss)	(5,276)	512	(4,764)
Balance at May 3, 2020	$(19,869)	$518	$(19,351)
Balance at February 3, 2019	$(11,259)	$186	$(11,073)
Foreign currency translation adjustments	(3,009)	—	(3,009)
Change in fair value of derivative financial instruments	—	204	204
Reclassification adjustment for realized (gain) on derivative financial instruments 1	—	(67)	(67)
Other comprehensive income (loss)	(3,009)	137	(2,872)
Balance at May 5, 2019	$(14,268)	$323	$(13,945)
1
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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of May 3, 2020 and May 5, 2019, we recorded a liability for expected sales returns of approximately $33,357,000 and $30,154,000 within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $11,603,000 and $11,204,000 within other current assets in our Condensed Consolidated Balance Sheet.
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

Deferred Revenue
We defer revenue when cash payments are received in advance of satisfying performance obligations, primarily associated with our stored-value cards, merchandise sales, and incentives received from credit card issuers. As of May 3, 2020 and May 5, 2019, we held $301,031,000 and $298,557,000 in gift card and other deferred revenue on our Condensed Consolidated Balance Sheet, substantially all of which will be recognized into revenue within the next 12 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: the impact of the
COVID-19
pandemic on our business, results of operations and financial condition, our strategic initiatives; our merchandise strategies; our growth strategies for our brands; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our future compliance with the financial covenants contained in our credit facilities; our belief that our cash on-hand,
in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form
10-K
for the year ended February 2, 2020, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.
OVERVIEW
Williams-Sonoma, Inc. is a specialty retailer of high-quality products for the home. These products, representing distinct merchandise strategies – Williams Sonoma, Pottery Barn, Pottery Barn Kids, West Elm, Pottery Barn Teen, Williams Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through
e-commerce
websites, direct-mail catalogs and 616 stores. These brands are also part of The Key Rewards, our free-to-join
loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico and South Korea, as well as
e-commerce
websites in certain locations. In 2017, we acquired Outward, Inc., a
3-D
imaging and augmented reality platform for the home furnishings and décor industry.
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended May 3, 2020 (“first quarter of fiscal 2020”), as compared to the thirteen weeks ended May 5, 2019 (“first quarter of fiscal 2019”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
COVID-19
On March 11, 2020, the World Health Organization declared a novel strain of the coronavirus
(COVID-19)
to be a global pandemic and recommended containment and mitigation measures worldwide. In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the
COVID-19
coronavirus pandemic. While subsequent to quarter end we have announced the reopening of over 350 stores, we have extended such closures in locations where retail restrictions have not been lifted. Throughout the first quarter, we continued to operate our
e-commerce
sites and distribution centers and continued to deliver products to our customers.
First Quarter of Fiscal 2020 Financial Results
Net revenues in the first quarter of fiscal 2020 decreased by $5,929,000, or 0.5%, compared to the first quarter of fiscal 2019, with comparable brand revenue growth of 2.6%. This slight decline was primarily driven by the temporary closure of all 616 of our retail stores throughout the back half of the quarter due to
COVID-19,
almost entirely offset by an increase in
e-commerce
revenues. The decrease in net revenues also included a 36.3% decrease in international revenues primarily related to our company-owned and franchise operations, driven by temporary retail store closures.
For the first quarter of fiscal 2020, we delivered positive comparable brand revenue growth in almost all of our brands. In the Williams Sonoma brand, we saw growth in nearly all merchandise categories, with particular strength in electrics, cookware, food and housewares. Growth in Pottery Barn Kids and Teen accelerated even further this quarter. As a business that generated the majority of its revenues in fiscal 2019 from online sales, we were primed to meet the surge in demand for children’s home furnishings as schools and childcare centers closed nationwide, and parents turned to us for study and playroom solutions to keep their children occupied at home. In West Elm, furniture continued to lead our growth in the first quarter with strong demand for our expanded outdoor assortment, as well as home office furniture. In the Pottery Barn brand, despite a decline in comparable brand revenues for the quarter, we began the quarter with positive trends in all product divisions and our on-line
growth initiatives continued to contribute incrementally to the brand.
Across the company, we implemented planned reductions in selling, general and administrative expenses, inventory and capital expenditures and we will continue to prioritize investments in strategic priorities. In order to further bolster our financial flexibility, we also increased our liquidity position. As of May 3, 2020, we now have over $860,000,000 in cash as a result of our performance and our decision to draw down on our existing revolving line of credit. Additionally, subsequent to quarter end, we also were able to obtain additional liquidity through the extension of our $300,000,000 term loan and an additional $200,000,000 in an unsecured
364-day
revolving line of credit.
For the first quarter of fiscal 2020, diluted earnings per share was $0.45 (which included a $0.15 impact related to store asset impairments, an $0.11 impact related to inventory write-offs, and a $0.03 impact associated with the acquisition-related compensation expense and amortization of acquired intangibles of Outward, Inc.) versus $0.66 in the first quarter of fiscal 2019 (which included a $0.09 impact related to certain employment-related expenses and a $0.06 impact associated with acquisition-related compensation expense, amortization of acquired intangibles as well as the operations of Outward, Inc.).

Our ability to grow revenue during the
COVID-19
pandemic speaks to the power of our omnichannel model, and our organizational agility rooted in a longstanding culture of innovation. We are particularly encouraged to see that our
e-commerce
growth has been fueled by new customers and previously retail-only customers. To maximize demand online, we have enhanced our digital experience and expanded our services, including Design Chat, Virtual Design Appointment and Ask the Expert, leveraging our Outward Inc. 3D visualization technology, and redeployed our retail associates to serve our customers in these new ways. A key part of our success is our omni services, including Buy Online Pick Up in Store and we have accelerated our speed to market in a number of digital innovations to enhance the convenience of shopping online. We have also redeployed more resources to digital content creation and are producing more live events to engage and interact with our customers in real time.
Looking Ahead
Throughout the remainder of fiscal 2020, we will continue to invest in strengthening our digital-first model, enhancing the convenience of our online business. We will also continue to prioritize the growth initiatives that we laid out at the beginning of last year, including West Elm and our cross-brand initiatives The Key and Business to Business.
The long-term impact of
COVID-19
on our business, results of operations and financial condition remains uncertain. A prolonged pandemic could further interrupt our operations, our vendors’ operations, the economy and overall consumer spending, which could have a material impact on our revenues, results of operations, and cash flows. For more information on risks associated with
COVID-19,
please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form
10-K
for the fiscal year ended February 2, 2020, as well as in Note A to our Condensed Consolidated Financial Statements and Part II, Item 1A of this Quarterly Report on Form
10-Q.
NET REVENUES
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
co-branded
credit cards.
Net revenues in the first quarter of fiscal 2020 decreased by $5,929,000, or 0.5%, compared to the first quarter of fiscal 2019, with comparable brand revenue growth of 2.6%. This slight decline was primarily driven by the temporary closure of all 616 of our retail stores throughout the majority of the quarter due to
COVID-19,
almost entirely offset by an increase in
e-commerce
revenues. The decrease in net revenues also included a 36.3% decrease in international revenues primarily related to our company-owned and franchise operations, driven by temporary retail store closures.
Comparable Brand Revenue
Comparable brand revenue includes comparable store sales and
e-commerce
sales, including through our direct mail catalogs, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are typically defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. Comparable stores that were temporarily closed on March 17, 2020 throughout the quarter due to
COVID-19
were not excluded from the comparable stores calculation. Outlet comparable store net revenues are included in their respective brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and
e-commerce
websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales are meaningful to evaluating their performance. Additionally, comparable brand revenue growth for newer concepts is not separately disclosed until such time that we believe those sales are meaningful to evaluating the performance of the brand.

	Thirteen Weeks Ended
Comparable brand revenue growth (decline)	May 3, 2020	May 5, 2019
Pottery Barn	(1.1%)	1.5%
West Elm	3.3%	11.8%
Williams Sonoma	5.4%	(1.6%)
Pottery Barn Kids and Teen	8.5%	1.2%
Total 1	2.6%	3.5%
1	Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

STORE DATA

	Store Count					Average Leased Square Footage Per Store
	February 2, 2020	Openings	Closings	May 3, 2020 1	May 5, 2019	May 3, 2020	May 5, 2019
Williams Sonoma	211	1	—	212	219	6,900	6,800
Pottery Barn	201	—	—	201	205	14,400	14,100
West Elm	118	2	(1)	119	113	13,200	13,100
Pottery Barn Kids	74	—	—	74	78	7,700	7,500
Rejuvenation	10	—	—	10	10	8,500	8,500
Total	614	3	(1)	616	625	10,700	10,500
Store selling square footage at period-end						4,148,000	4,094,000
Store leased square footage at period-end						6,580,000	6,549,000
1	Store counts as of May 3,2020 do not reflect those stores temporarily closed due to COVID-19.
COST OF GOODS SOLD

	Thirteen Weeks Ended
In thousands	May 3, 2020	% Net Revenues	May 5, 2019	% Net Revenues
Cost of goods sold 1	$820,943	66.5%	$796,801	64.2%
1	Includes total occupancy expenses of $174,873,000 and $173,853,000 for the first quarter of fiscal 2020 and the first quarter of fiscal 2019, respectively.
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

First Quarter of Fiscal 2020 vs. First Quarter of Fiscal 2019
Cost of goods sold increased by $24,142,000, or 3.0%, in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. Cost of goods sold as a percentage of net revenues increased to 66.5% in the first quarter of fiscal 2020 from 64.2% in the first quarter of fiscal 2019. This increase was primarily driven by increased shipping costs due to a significantly greater portion of our total revenues being generated from
e-commerce,
the year-over year impact from incremental China tariffs, expenses for inventory write-offs of approximately $11,378,000 due to the closure of our outlet stores in the first quarter of 2020, as well as the deleverage of occupancy costs due to the closure of all of our retail stores during the back half of the quarter. This increase was partially offset by higher product margins from less promotions during the first quarter of fiscal 2020.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended
In thousands	May 3, 2020	% Net Revenues	May 5, 2019	% Net Revenues
Selling, general and administrative expenses	$365,615	29.6%	$370,199	29.8%
Selling, general and administrative expenses consist of
non-occupancy
related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.
First Quarter of Fiscal 2020 vs. First Quarter of Fiscal 2019
Selling, general and administrative expenses decreased by $4,584,000, or 1.2%, in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. Selling, general and administrative expenses as a percentage of net revenues decreased to 29.6% in the first quarter of fiscal 2020 from 29.8% in the first quarter of fiscal 2019. This decrease as a percentage of net revenues was driven by the leverage of advertising costs due to the ongoing shift in our advertising spend from catalog to more efficient digital initiatives, as well as stronger returns on our advertising investments, cost reductions across the business in response to the impact of
COVID-19,
as well as severance-related expenses recorded during the first quarter of fiscal 2019 that did not recur in fiscal 2020, partially offset by store asset impairment charges of approximately $15,620,000 due to the impact of
COVID-19
on our retail stores.
INCOME TAXES
The effective tax rate was 23.8% for the first quarter of fiscal 2020, and 26.7% for the first quarter of fiscal 2019. The decrease in the tax rate is primarily due to an excess tax benefit from stock-based compensation in fiscal 2020 compared to a deficiency of the tax benefit in fiscal 2019.
LIQUIDITY AND CAPITAL RESOURCES
As of May 3, 2020, we held $861,002,000 in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts and money market funds, and of which $72,764,000 was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
In fiscal 2020, we plan to use our cash resources to fund our inventory and inventory-related purchases, employment-related costs, advertising and marketing initiatives, property and equipment purchases and dividend payments. We have a credit facility which provides for a $500,000,000 unsecured revolving line of credit (“revolver”), and a $300,000,000 unsecured term loan facility (“term loan”). The revolver may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. As a precautionary measure to maximize our liquidity and to increase our available cash on hand in the event of a protracted
COVID-19
pandemic, during the first quarter of fiscal 2020, we drew down $487,823,000 on our revolving line of credit, for an outstanding balance on our revolver of $500,000,000 as of May 3, 2020. We had no borrowings under the revolver during the first quarter of fiscal 2019. As of May 3, 2020, we had $300,000,000 outstanding under our term loan. Additionally, as of May 3, 2020, a total of $12,177,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs

In order to further strengthen our liquidity position, maximize our balance sheet and maintain financial flexibility, in May 2020, we entered into an amendment to our credit facility which, among other changes, extends the maturity date and amends the interest rate of the term loan, modifies covenants under the credit facility, and maintains the maturity date and interest rate of the revolver. Under the credit facility amendment, the term loan now matures on January 8, 2022, at which time all outstanding principal and any accrued interest must be repaid. Additionally, subsequent to quarter end we entered into a new agreement for an additional $200,000,000 unsecured 364-day revolving line of credit.
As of May 3, 2020, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which $7,099,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title.
The Credit Facility Amendment and the
364-Day
Credit Agreement contain certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. We are currently in compliance with our financial covenants under our credit facilities and, based on our current projections, we expect to remain in compliance throughout the next 12 months. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.
Cash Flows from Operating Activities
For the first quarter of fiscal 2020, net cash provided by operating activities was $53,873,000 compared to net cash used in operating activities of $98,080,000 for the first quarter of fiscal 2019. For the first quarter of fiscal 2020, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash
items and a decrease in merchandise inventories, as well as, a decrease in accounts payable due to cost containment measures throughout the quarter. Net cash provided by operating activities in the first quarter of fiscal 2020 improved compared to net cash used in operating activities in the first quarter of fiscal 2019, primarily due to a year-over-year reduction in merchandise inventories and an increase in accounts payable and accrued expenses.
Cash Flows from Investing Activities
For the first quarter of fiscal 2020, net cash used in investing activities was $42,079,000 compared to $36,041,000 for the first quarter of fiscal 2019, and was primarily attributable to purchases of property and equipment.
Cash Flows from Financing Activities
For the first quarter of fiscal 2020, net cash provided by financing activities was $419,520,000 compared to net cash used in financing activities of $96,122,000 for the first quarter of fiscal 2019. For the first quarter of fiscal 2020, net cash provided by financing activities was primarily attributable to borrowings under our revolving line of credit partially offset by the payment of dividends, and tax withholdings related to stock-based awards. The increase in cash provided by financing activities in the first quarter of fiscal 2020 compared to the use of cash in the first quarter of fiscal 2019 was primarily attributable to borrowings under the revolving line of credit and a reduction in stock repurchases.
Stock Repurchase Program and Dividends
See Note G to our Condensed Consolidated Financial Statements,
Stock Repurchase Program and Dividends,
within Item 1 of this Quarterly Report on Form
10-Q
for further information.
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the first quarter of fiscal 2020, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form
10-K
for the year ended February 2, 2020.
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

Contractual Obligations, Commitments, Contingencies and
Off-balance
Sheet Arrangements
Except as described in Note B of Part I, Item 1, there were no material changes during the quarter to the Company’s contractual obligations, commitments, contingencies and off-balance
sheet arrangements that are described in Part II, Item 7 of the Company’s Annual Report on Form
10-K
for the fiscal year ended February 2, 2020, which is incorporated herein by reference.
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
Interest Rate Risk
Our revolver and our term loan each have a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the first quarter of fiscal 2020, we drew down $487,823,000 on our revolving line of credit, for an outstanding balance on our revolver of $500,000,000. Additionally, we have $300,000,000 outstanding under our term loan and a new $200,000,000 unsecured revolving line of credit that has not been drawn upon. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instruments would not materially affect our results of operations or cash flows.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of May 3, 2020, our investments, made primarily in interest bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. Approximately 2% of our international purchase transactions are in currencies other than the U.S. dollar, primarily the euro. Any foreign currency impact related to these international purchase transactions was not significant to us during the first quarter of fiscal 2020 or the first quarter of fiscal 2019. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the first quarter of fiscal 2020 or the first quarter of fiscal 2019, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of May 3, 2020, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this Item is contained in Note F to our Condensed Consolidated Financial Statements within Part I of this Form
 10-Q.
ITEM 1A. RISK FACTORS
See Part I, Item 1A of our Annual Report on Form
 10-K
 for the fiscal year ended February 2, 2020 for a description of the risks and uncertainties associated with our business. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Form
 10-K.
 Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Form
 10-K.
Our business has been and may continue to be materially impacted by the
COVID-19
pandemic, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
Our business has been and may continue to be materially impacted by the
COVID-19
pandemic, which has negatively affected the U.S. and global economies, disrupted businesses and financial markets, and led to significant travel and transportation restrictions, mandatory closures of non-essential
retailers and other businesses, and orders to
“shelter-in-place”.
The preventative or protective actions that governments and businesses around the world have taken to contain the spread of
COVID-19
have resulted in a period of disruption that has and may continue to negatively impact our retail store revenues, which comprised approximately 44% of our net revenues in fiscal 2019. In March 2020, we temporarily closed all of our retail stores and have extended such closures in locations where retail restrictions had not been lifted. While we have begun to re-open
stores in specific locations consistent with government guidelines, there is significant uncertainty around our customers’ willingness to visit retail stores even after they are reopened. Further, while we have implemented strict safety protocols based on Center for Disease Control and Prevention and government recommendations in stores that we have re-opened,
there is no guarantee that such protocols will be effective, and any virus-related illnesses linked or alleged to be linked to our stores, whether accurate or not, may negatively affect our reputation, operating results and/or financial condition.
Although to date, the impact of our store closures on our retail store revenues has been predominantly offset by growth in our
e-commerce
business, there is no guarantee that such growth will continue if the recent economic downturn continues or deteriorates further due to the
COVID-19
pandemic, and results in decreased consumer spending in the markets in which we operate. Further, we have and may continue to record store asset impairment charges and write-offs due to store closures, which may affect our operating results.
We have also implemented work-from-home policies for certain employees, which continue to be in effect. While such policies have not significantly impacted productivity or disrupted our business to date, over a prolonged period time, such policies could adversely impact our ability to conduct our business in the ordinary course.
Governmental mandates, illness or the absence of a substantial number of distribution center employees may require that we temporarily close one or more of our distribution centers, or may prohibit or significantly limit us, or our third party logistics providers from delivering packages to our customers and our stores, which could complicate or prevent us from fulfilling
e-commerce
orders and, once some or all of our stores reopen, could complicate or prevent our ability to supply merchandise to our stores. As of the date of this report, all our distribution centers remain open and operational, and we are not experiencing material disruptions in the delivery of our products despite the temporary closure of one of our distribution centers in April 2020.
Further,
COVID-19
related containment efforts and illnesses could also impact our vendors who manufacture or deliver our merchandise to us or our customers, which could adversely affect our ability to acquire and sell our merchandise, thus adversely affecting our results of operations, cash flows and liquidity.
While the extent of the economic impact of
COVID-19
and the duration of that impact may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, which has impacted the value of our common stock. In addition, a recession or long-term market correction, resulting from the spread of
COVID-19
could in the future materially impact the value of our common stock over the long-term, impact our access to capital and affect our business in the near and long-term.
We currently believe that our available cash, cash equivalents and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months unless we experience a material decline in revenue relating to the
COVID-19
pandemic. However, we might experience periods during which we encounter additional cash needs, and we might need additional external funding to support our operations. To maximize our liquidity and increase our available cash on hand in the event of a protracted
COVID-19
pandemic, as previously disclosed, on March 23, 2020 we drew down $488,000,000 on our revolving line of credit, for an outstanding balance of $500,000,000 as of the end of the first quarter of fiscal 2020. In addition, on May 11, 2020, we entered into an agreement to amend the Credit Facility for our $300,000,000 unsecured term loan facility to extend its maturity date by one year to and also entered into a
364-Day
Credit Agreement for an additional $200,000,000 unsecured revolving line of credit. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results. Further, additional borrowings on our revolving line of credit has resulted or will result in us incurring additional interest expense, which would negatively affect our earnings.
The
COVID-19
pandemic continues to rapidly evolve. The ultimate impact of the
COVID-19
pandemic on our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, such as the severity and transmission rate of the disease, the extent and effectiveness of containment actions, particularly as areas are reopened, and the impact of these and other factors on our stores, offices, employees, distributors, vendors and customers. If we are not able to respond to and manage the impact of such events effectively, our business, operating results, financial condition and cash flows could be adversely affected.
Please see Note A to our Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about the potential impact of the
COVID-19
pandemic on our business, and the actual operational and financial impacts that we have experienced to date.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. There were no repurchases of common stock in the first quarter of fiscal 2020. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form
10-Q.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
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

101*
The following financial statements from the Company’s Quarterly Report on Form
 10-Q
for the quarter ended May 3, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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
Date: June 5, 2020