Form 10-Q
period 2020-08-02
WILLIAMS SONOMA INC
filed 2020-09-09
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2020.
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
of the Exchange Act).    Yes  ☐

No

☒
As of August 30, 2020, 77,799,854 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM
10-Q
FOR THE QUARTER ENDED AUGUST 2, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In thousands, except per share amounts	August 2 , 2020	August 4 , 2019	August 2 , 2020	August 4 , 2019
Net revenues	$1,490,777	$1,370,814	$2,725,980	$2,611,946
Cost of goods sold	939,575	886,953	1,760,518	1,683,754
Gross profit	551,202	483,861	965,462	928,192
Selling, general and administrative expenses	365,841	397,696	731,456	767,895
Operating income	185,361	86,165	234,006	160,297
Interest expense, net	6,464	2,669	8,623	4,922
Earnings before income taxes	178,897	83,496	225,383	155,375
Income taxes	44,333	20,848	55,396	40,071
Net earnings	$134,564	$62,648	$169,987	$115,304
Basic earnings per share	$1.73	$0.80	$2.19	$1.47
Diluted earnings per share	$1.70	$0.79	$2.16	$1.45

Shares used in calculation of earnings per share:
Basic	77,783	78,488	77,522	78,586
Diluted	79,264	79,470	78,841	79,633
See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In thousands	August 2 , 2020	August 4 , 2019	August 2 , 2020	August 4 , 2019
Net earnings	$134,564	$62,648	$169,987	$115,304
Other comprehensive income (loss):
Foreign currency translation adjustments	6,737	(1,251)	1,461	(4,260)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(71), $(8), $125 and $66	(200)	(132)	349	72
Reclassification adjustment for realized gain on derivative financial instruments, net of tax of $38, $10, $51 and $34	(107)	(160)	(144)	(227)
Comprehensive income	$140,994	$61,105	$171,653	$110,889
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts	August 2, 2020	February 2, 2020	August 4, 2019
ASSETS
Current assets
Cash and cash equivalents	$947,760	$432,162	$120,467
Accounts receivable, net	128,737	111,737	111,114
Merchandise inventories, net	1,042,340	1,100,544	1,187,728
Prepaid expenses	109,495	90,426	117,017
Other current assets	27,098	20,766	21,693
Total current assets	2,255,430	1,755,635	1,558,019
Property and equipment, net	887,401	929,038	913,059
Operating lease right-of-use assets	1,146,229	1,166,383	1,208,528
Deferred income taxes, net	37,789	47,977	38,803
Goodwill	85,419	85,343	85,348
Other long-term assets, net	75,028	69,666	65,924
Total assets	$4,487,296	$4,054,042	$3,869,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$373,086	$521,235	$404,337
Accrued expenses	158,407	175,003	127,137
Gift card and other deferred revenue	292,684	289,613	283,108
Income taxes payable	28,502	22,501	13,065
Current debt	—	299,818	—
Borrowings under revolving line of credit	487,823	—	60,000
Operating lease liabilities	221,575	227,923	222,978
Other current liabilities	102,086	73,462	76,254
Total current liabilities	1,664,163	1,609,555	1,186,879
Deferred rent and lease incentives	24,684	27,659	28,618
Long-term debt	298,995	—	299,719
Long-term operating lease liabilities	1,080,622	1,094,579	1,148,031
Other long-term liabilities	85,910	86,389	84,831
Total liabilities	3,154,374	2,818,182	2,748,078
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $.01 par value; 253,125 shares authorized; 77,796, 77,137 and 78,203 shares issued and outstanding at August 2, 2020, February 2, 2020 and August 4, 2019, respectively	778	772	783
Additional paid-in capital	608,892	605,822	584,828
Retained earnings	736,772	644,794	552,454
Accumulated other comprehensive loss	(12,921)	(14,587)	(15,488)
Treasury stock, at cost: 8, 14 and 14 shares as of August 2, 2020, February 2, 2020 and August 4, 2019, respectively	(599)	(941)	(974)
Total stockholders’ equity	1,332,922	1,235,860	1,121,603
Total liabilities and stockholders’ equity	$4,487,296	$4,054,042	$3,869,681
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance at February 2, 2020	77,137	$772	$605,822	$644,794	$(14,587)	$(941)	$1,235,860

Net earnings	—	—	—	35,423	—	—	35,423
Foreign currency translation adjustments	—	—	—	—	(5,276)	—	(5,276)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	549	—	549
Reclassification adjustment for realized (gain) on derivative financial instruments, net of tax	—	—	—	—	(37)	—	(37)
Conversion/release of stock-based awards 1	622	6	(28,747)	—	—	(171)	(28,912)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(499)	(14)	—	513	—
Stock-based compensation expense	—	—	19,608	—	—	—	19,608
Dividends declared	—	—	—	(38,286)	—	—	(38,286)

Balance at May 3, 2020	77,759	$778	$596,184	$641,917	$(19,351)	$(599)	$1,218,929

Net earnings	—	—	—	134,564	—	—	134,564
Foreign currency translation adjustments	—	—	—	—	6,737	—	6,737
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(200)	—	(200)
Reclassification adjustment for realized (gain) on derivative financial instruments, net of tax	—	—	—	—	(107)	—	(107)
Conversion/release of stock-based awards 1	37	—	(677)	—	—	—	(677)
Stock-based compensation expense	—	—	13,385	—	—	—	13,385
Dividends declared	—	—	—	(39,709)	—	—	(39,709)

Balance at August 2, 2020	77,796	$778	$608,892	$736,772	$(12,921)	$(599)	$1,332,922
1	Amounts are shown net of shares withheld for employee taxes .
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
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
In thousands	August 2, 2020	August 4, 2019
Cash flows from operating activities:
Net earnings	$169,987	$115,304
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	93,120	93,744
(Gain) loss on disposal/impairment of assets	25,408	(6)
Amortization of deferred lease incentives	(2,975)	(4,228)
Non-cash lease expense	108,448	105,437
Deferred income taxes	(2,229)	(8,428)
Tax benefit related to stock-based awards	12,694	14,110
Stock-based compensation expense	33,395	35,401
Other	255	92
Changes in:
Accounts receivable	(16,740)	(4,430)
Merchandise inventories	60,055	(63,576)
Prepaid expenses and other assets	(30,968)	(24,506)
Accounts payable	(141,602)	(127,511)
Accrued expenses and other liabilities	12,117	(30,677)
Gift card and other deferred revenue	2,936	(7,173)
Operating lease liabilities	(113,489)	(111,782)
Income taxes payable	5,988	(8,407)

Net cash provided by (used in) operating activities	216,400	(26,636)

Cash flows from investing activities:
Purchases of property and equipment	(76,123)	(77,189)
Other	241	470
Net cash used in investing activities	(75,882)	(76,719)
Cash flows from financing activities:
Borrowings under revolving line of credit	487,823	60,000
Payment of dividends	(79,274)	(75,453)
Tax withholdings related to stock-based awards	(29,589)	(25,887)
Debt issuance costs	(1,050)	—
Repurchases of common stock	—	(72,131)
Net cash provided by (used in) financing activities	377,910	(113,471)
Effect of exchange rates on cash and cash equivalents	(2,830)	(1,661)
Net increase (decrease) in cash and cash equivalents	515,598	(218,487)
Cash and cash equivalents at beginning of period	432,162	338,954
Cash and cash equivalents at end of period	$947,760	$120,467
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of August 2, 2020 and August 4, 2019, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen and twenty-six
weeks then ended and the Condensed Consolidated Statements of Cash Flows for the
twenty-six
weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks and twenty-six
weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of February 2, 2020, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form
10-K
for the fiscal year ended February 2, 2020.
The results of operations for the thirteen and
twenty-six
weeks ended August 2, 2020 are not necessarily indicative of the operating results of the full year.
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
COVID-19
On March 11, 2020, the World Health Organization declared a novel strain of the coronavirus (COVID-19) to be a global pandemic and recommended containment and mitigation measures worldwide. In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the COVID-19 pandemic. As of August 2, 2020
,
we had reopened the majority of our stores but continue to see reduced traffic and have
extended closures in locations where retail restrictions have not been lifted. The preventative or protective actions that governments and businesses around the world have taken to contain the spread of COVID-19 have resulted in a period of disruption that has materially reduced customer store traffic, and thus our retail store revenues, which comprised approximately
44%
of our net revenues in fiscal 2019. Throughout the first and second quarters, we continued to operate our e-commerce sites and distribution centers and continued to deliver products to our customers.
As a result of the COVID-19 pandemic and the prolonged impact on our retail locations, including the continued closure of certain retail locations and reduced traffic at many others, we identified certain assets whose carrying value was now deemed to have been impaired. Given the material reductions in our retail store revenues and operating income during the first and second quarters of fiscal 2020, we evaluated our estimates and assumptions related to our stores’ future sales and cash flows, and performed a comprehensive review of our stores’ long-lived assets for impairment, including both property and equipment and operating lease right-of-use
assets, at an individual store level. Key assumptions used in estimating fair value of our store assets in connection with our impairment analyses are sales growth, gross margin, employment costs, lease escalations, market rental rates, changes in local real estate markets in which we operate, inflation, and the overall economics of the retail industry. Our assumptions account for the estimated impact on future cash flows
from the recent
temporary store closures, including reduced store traffic
 and
longer recovery times
 in

those stores we have re-opened, as well as extended closures in
areas where retail restrictions have not been lifted
. As a result, during the thirteen and
twenty-six
weeks ended August 2, 2020, we recorded store asset impairment charges within selling, general and administrative expenses of approximately $4,689,000 and $16,514,000, respectively, related to property and equipment and $1,666,000 and $5,461,000, respectively, related to operating lease right-of-use
assets.
In addition, during the
twenty-six
weeks ended August 2, 2020, we recorded charges of approximately $11,378,000 representing write-offs for inventory with minor damage that we could not liquidate through our outlets due to store closures resulting from
COVID-19.
We test goodwill for impairment annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. As of August 2, 2020 and August 4, 2019, we had goodwill of $85,419,000 and $85,348,000, respectively, primarily related to our fiscal 2017 acquisition of Outward and our fiscal 2011 acquisition of Rejuvenation, Inc. As a result of the
COVID-19
pandemic and the resulting closure of all of our retail locations, we evaluated the need to test goodwill for potential impairment. Our most recently completed qualitative goodwill impairment assessment indicated that the fair values of our reporting units significantly exceeded their carrying values. Further, we currently do not expect the impact of
COVID-19
to significantly affect the long-term estimates or assumptions of revenue
and

operating income growth, nor the long-term strategies of our brands, considered in our most recently completed goodwill assessment. Therefore, we have not tested our goodwill for impairment between annual tests and, accordingly, have not recorded any goodwill impairment charges during the second quarter of fiscal 2020.
As of the end of the quarter, we had finalized rent concession negotiations with a portion of our store landlords and we expect the remaining outstanding lease concession negotiations to be finalized throughout the remainder of fiscal 2020.
In response to
COVID-19,
the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act provides tax provisions and other stimulus measures to affected companies. The impact of the CARES Act was not material to our result of operations for the second quarter of fiscal 2020.
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

related to the approach for
intraperiod
tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our financial condition, results of operations or cash flows.
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
In May 2020, we entered into an amendment to our credit facility (the “Credit Facility Amendment”), which, among other changes, extends the maturity date and amends the interest rate of the term loan, modifies covenants under the credit facility, and maintains the maturity date and interest rate of the revolver. The term loan now matures on January 8, 2022, at which time all outstanding principal and any accrued interest must be repaid. Under the Credit Facility Amendment, the interest rate applicable to the credit facility is variable, and may be elected by us as: (i) the LIBOR plus an applicable margin based on our leverage ratio ranging from 0.91% to 1.775% for a revolver borrowing, and 1.75% to 2.5% for the term loan, or (ii) a base rate as defined in the credit facility, plus an applicable margin ranging from 0% to 0.775% for a revolver borrowing, and 0.75% to 1.5% for the term loan.
We had
n
o
 bo
rrowings during
the second quarter
 of fiscal 2020,
and for
year-to-date
fiscal 2020, we had borrowings of $487,823,000 under the revolver (at a year-to-date
weighted average interest rate of 2.48%). Additionally, as of August 2, 2020, $11,672,000 in issued but undrawn standby letters of credit were outstanding under the revolver, for a total outstanding balance on the revolver of $499,495,000. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs. During the second quarter and for year-to-date
fiscal 2019, we had borrowings of $60,000,000 under the revolver

(at a
year-to-date
weighted average interest rate of 3.42%). The revolver matures on January 8, 2023, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date for an additional year, subject to lender approval.
As of August
2
,
2020
, we had $
300,000,000
outstanding under our term loan (at a
year-to-date
weighted average interest rate of
2.89
%). Costs incurred in connection with the issuance of the term loan are presented as a reduction to the carrying value of the debt in our Condensed Consolidated Balance Sheet.
In addition to the Credit Facility Amendment, during the second quarter of fiscal 2020
 we entered into a new agreement (the
“364-Day
Credit Agreement”) for an additional $
200,000,000
unsecured revolving line of credit. Under the 364-Day Credit Agreement, the interest rate is variable and may be elected by us as: (i) LIBOR plus an applicable margin based on our leverage ratio ranging from 1.75% to 2.5% or (ii) a base rate as defined in the agreement, plus an applicable margin ranging from 0.75% to 1.5%. The 364-Day Credit Agreement matures on May 10, 2021. We had no borrowings under the 364-Day Credit Agreement during the second quarter of fiscal 2020
.
The Credit Facility Amendment and the
364-Day
Credit Agreement contain certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of August 2, 2020, we were in compliance with our covenants under our credit facilities and based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
As of August 2, 2020 we had
three unsecured letter of credit reimbursement facilities for a total of $70,000,000. The letter of credit facilities contain covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility plus an applicable margin based on our leverage ratio. As of August 2, 2020, an aggregate of $11,335,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 23, 2020 we renewed all three of our letter of credit facilities and reduced the

aggregate
credit available under these facilities from $70,000,000 to
$35,000,000
due to our lower level of usage
,
and extended each of these facilities’ maturity dates until August 22, 2021. The latest expiration date
possible for any future letters of credit issued under the facilities is January
19
, 2022.
NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 36,570,000 shares. As of August 2, 2020, there were approximately 2,480,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee
members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
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
Stock Awards
Annual grants of stock awards are limited to 1,000,000 shares on a per person basis. Stock awards granted to employees generally vest evenly over a period of four years for service-based awards. Certain performance-based awards, which have variable payout conditions based on predetermined financial targets, generally vest three years from the date of grant. Certain stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limite
d

to, retirement, disability, death, merger or a similar corporate event. Stock awards granted to non-employee Board members generally vest in one year
.
Non-employee
Board members automatically receive stoc
k
 awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee
Board member).

Stock-Based Compensation Expense
During the thirteen and
twenty-six
weeks ended August 2, 2020, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $13,692,000 and $33,395,000, respectively. During the thirteen and twenty-six
weeks ended
August 4, 2019, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $16,872,000 and $35,401,000, respectively.
Restricted Stock Units
The following table summarizes our restricted stock unit activity during the twenty-six
weeks ended August 2, 2020:

Shares
Balance at February 2, 2020	2,884,194
Granted 1	1,106,666
Released 2	(999,778)
Cancelled	(80,226)

Balance at August 2, 2020	2,910,856
Vested plus expected to vest at August 2, 2020	2,356,233
1
Excludes 267,000 restricted stock units for which the accounting grant date had not yet been determined as of August 2,2020
and, consequently, for which no expense has been recognized
 for the twenty-six weeks then ended
. These awards reduced the shares available for future grant under the Plan.

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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended August 2, 2020
Basic	$134,564	77,783	$1.73
Effect of dilutive stock-based awards		1,481
Diluted	$134,564	79,264	$1.70
Thirteen weeks ended August 4, 2019
Basic	$62,648	78,488	$0.80
Effect of dilutive stock-based awards		982
Diluted	$62,648	79,470	$0.79
Twenty-six weeks ended August 2, 2020
Basic	$169,987	77,522	$2.19
Effect of dilutive stock-based awards		1,319
Diluted	$169,987	78,841	$2.16
Twenty-six weeks ended August 4, 2019
Basic	$115,304	78,586	$1.47
Effect of dilutive stock-based awards		1,047
Diluted	$115,304	79,633	$1.45
Stock-based awards of 1,958 and 4,191 were excluded from the computation of diluted earnings per share for the thirteen and twenty-six
weeks ended August 2, 2020, respectively, as their inclusion would be anti-dilutive. Stock-based awards of 5,259 and 16,813 were excluded from the computation of diluted earnings per share for the thirteen and twenty-six
weeks ended August 4, 2019, respectively, as their inclusion would be anti-dilutive.

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
twenty-six
weeks ended August
2
,
2020
and August
4
,
2019
.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In thousands	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Pottery Barn	$563,276	$524,847	$1,042,891	$1,016,973
West Elm	380,552	357,574	695,982	667,057
Williams Sonoma	243,133	191,374	442,435	386,267
Pottery Barn Kids and Teen	235,987	227,853	424,539	404,899
Other 1	67,829	69,166	120,133	136,750
Total 2	$1,490,777	$1,370,814	$2,725,980	$2,611,946
1	Primarily consists of net revenues from our international franchise operations, Rejuvenation and Mark and Graham .
2
Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $77.6 million and $87.7
 million for the thirteen weeks ended August 2, 2020 and August 4, 2019, respectively, and approximately $132.7 million and $174.3
 million for the
twenty-six
weeks ended August 2, 2020 and August 4, 2019, respectively.

Long-lived assets by geographic location are as follows:

In thousands	August 2, 2020	August 4, 2019
U.S.	$2,076,079	$2,146,995
International	155,787	164,667

Total	$2,231,866	$2,311,662
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
NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS
Stock Repurchase Program
During the thirteen and
twenty-six
weeks ended August 2, 2020, we
did not repurchase any shares of our common stock and, as of August 2, 2020, there was $
574,982,000
remaining under
our
current
stock
repurchase program
. As of August 2, 2020, we held treasury stock of $599,000 that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
During the thirteen weeks ended August 4, 2019, we repurchased 635,526 shares of our common stock at an average cost of $60.24 per share for a total cost of approximately $38,283,000. During the twenty-six
weeks ended August 4, 2019, we repurchased 1,228,622 shares of our common stock at an average cost of $58.71 per share for a total cost of approximately $72,131,000. As of August 4, 2019, there was $651,685,000 remaining under our current stock repurchase program. As of August 4, 2019, we held treasury stock of $974,000 that represents the cost of shares available for issuance that is intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.
Dividends
We declared cash dividends of $0.48 per common share during the thirteen weeks ended August 2, 2020 and August 4, 2019, respectively. We declared cash dividends of $0.96 per common share during the twenty-six
weeks ended August 2, 2020 and August 4, 2019, respectively. Our quarterly cash dividend may be limited or terminated at any time.
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
.
Cash Flow Hedges
We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our Canadian subsidiary. These hedges have terms of up to 18 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of August 2, 2020, we expect to reclassify a net pre-tax
gain of approximately $285,000 from OCI to cost of goods sold over the next 12 months.
We also enter into
non-designated
foreign currency forward contracts (to sell Australian dollars and British pounds and purchase U.S. dollars) to reduce the exchange risk associated with our assets and liabilities denominated in a foreign currency. Any foreign exchange gains or losses related to these contracts are recognized in selling, general and administrative expenses.
As of August 2, 2020 and August 4, 2019, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	August 2, 2020	August 4, 2019
Contracts designated as cash flow hedges	$6,800	$6,000
Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and twenty-six
weeks ended August 2, 2020 and August 4, 2019.

The effect of derivative instruments in our Condensed Consolidated Financial Statements during the thirteen and twenty-six
weeks ended August 2, 2020 and August 4, 2019,
pre-tax,
was as follows:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 2, 2020		August 4, 2019		August 2, 2020		August 4, 2019
In thousands	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses
Line items presented in the Condensed Consolidated Statement of Earnings in which the effects of derivatives are recorded	$939,575	$365,841	$886,953	$397,696	$1,760,518	$731,456	$1,683,754	$767,895
Gain (loss) recognized in income
Derivatives designated as cash flow hedges	$145	$—	$187	$—	$195	$—	$295	$—
Derivatives not designated as hedging instruments	$—	$—	$—	$24	$—	$2	$—	$18

The fair values of our derivative financial instruments are presented below according to their classification in our Condensed Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	August 2, 2020	August 4, 2019
Derivatives designated as cash flow hedges:
Other current assets	$150	$142

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
Debt
As of August 2, 2020, the fair value of our debt, which consists of outstanding borrowings under our revolver and term loan, approximates its carrying value, as the instruments are relatively short-term in nature and the interest rate under the term loan is based on observable Level 2 inputs, which consist primarily of quoted market interest rates for instruments with similar maturities.

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
The significant unobservable inputs used in the fair value measurement of our store assets are sales growth
/decline
, gross margin, employment costs, lease escalations, market rental rates, changes in local real estate markets in which we operate, inflation and the overall economics of the retail industry. Significant fluctuations in any of these inputs individually could significantly impact our measurement of fair value.
During the thirteen and
twenty-six
weeks ended August 2, 2020, we recognized impairment charges of $4,689,000 and $16,514,000, respectively, related to the impairment of property and equipment and $1,666,000 and $5,461,000, respectively, related to the impairment of operating lease right-of-use
assets,
due to lower projected revenues and fair market values resulting from the impact of
COVID-19.
During the thirteen and
twenty-six
weeks ended August 4, 2019, no impairment charges were recognized.
There were no transfers in and out of Level 3 categories during the thirteen and twenty-six
weeks ended August 2, 2020 or August 4, 2019.
NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at February 2, 2020	$(14,593)	$6	$(14,587)
Foreign currency translation adjustments	(5,276)	—	(5,276)
Change in fair value of derivative financial instruments	—	549	549
Reclassification adjustment for realized (gain) loss on derivative financial instruments 1	—	(37)	(37)
Other comprehensive income (loss)	(5,276)	512	(4,764)
Balance at May 3, 2020	(19,869)	518	(19,351)
Foreign currency translation adjustments	6,737	—	6,737
Change in fair value of derivative financial instruments	—	(200)	(200)
Reclassification adjustment for realized (gain) loss on derivative financial instruments 1	—	(107)	(107)
Other comprehensive income (loss)	6,737	(307)	6,430
Balance at August 2, 2020	$(13,132)	$211	$(12,921)
Balance at February 3, 2019	$(11,259)	$186	$(11,073)
Foreign currency translation adjustments	(3,009)	—	(3,009)
Change in fair value of derivative financial instruments	—	204	204

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Reclassification adjustment for realized (gain) loss on derivative financial instruments 1	—	(67)	(67)

Other comprehensive income (loss)	(3,009)	137	(2,872)

Balance at May 5, 2019	(14,268)	323	(13,945)

Foreign currency translation adjustments	(1,251)	—	(1,251)
Change in fair value of derivative financial instruments	—	(132)	(132)
Reclassification adjustment for realized (gain) loss on derivative financial instruments 1	—	(160)	(160)
Other comprehensive income (loss)	(1,251)	(292)	(1,543)
Balance at August 4, 2019	$(15,519)	$31	$(15,488)
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
Merchandise Sales
Revenues from the sale of our merchandise through our
e-commerce
websites, at our retail stores, as well as to our franchisees and wholesale customers are, in each case, recognized at a point in time when control of merchandise is transferred to the customer. Merchandise can either be picked up in our stores or delivered to the customer. For merchandise picked up in the store, control is transferred at the time of the sale to the end customer. For merchandise delivered to the customer, control is transferred when either delivery has been completed or
,
 for certain merchandise, upon conveyance of the merchandise to the carrier for delivery. We exclude from revenue any taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and are concurrent with revenue-generating activities. Our payment terms are primarily at the point of sale for merchandise sales and for most services. We have elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation.
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance.
While the rate of estimated future returns has remained relatively flat, the increase in e-commerce sales has driven an increase in estimated sales returns.
As of August 2, 2020 and August 4, 2019, we recorded a liability for expected sales returns of approximately $48,773,000 and $28,778,000 within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $17,496,000 and $10,685,000 within other current assets in our Condensed Consolidated Balance Sheet.
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

Deferred Revenue
We defer revenue when cash payments are received in advance of satisfying performance obligations, primarily associated with our stored-value cards, merchandise sales, and incentives received from credit card issuers. As of August
2
, 2020 and August
4
, 2019, we held $293,104,000 and $288,564,000 in gift card and other deferred revenue on our Condensed Consolidated Balance Sheet, substantially all of which will be recognized into revenue within the next 12 months.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: the impact of the
COVID-19
pandemic on our business, results of operations and financial condition, expanded operating margin, our strategic initiatives; our beliefs regarding customer behavior and industry trends; our merchandise strategies; our growth strategies for our brands; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash; our future compliance with the financial covenants contained in our credit facilities; our belief that our cash on-hand,
in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form
10-K
for the year ended February 2, 2020, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.
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
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended August 2, 2020 (“second quarter of fiscal 2020”), as compared to the thirteen weeks ended August 4, 2019 (“second quarter of fiscal 2019”) and the twenty-six
weeks ended August 2, 2020
(“year-to-date
fiscal 2020”), as compared to the
twenty-six
weeks ended August 4, 2019
(“year-to-date
fiscal 2019”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
COVID-19
On March 11, 2020, the World Health Organization declared a novel strain of the coronavirus
(COVID-19)
to be a global pandemic and recommended containment and mitigation measures worldwide. In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the
COVID-19
pandemic. As of August 2, 2020, we had reopened the majority of our stores, but continue to see reduced traffic and have extended closures in locations where retail restrictions have not been lifted. Throughout the first and second quarters, we continued to operate our
e-commerce
sites and distribution centers and continued to deliver products to our customers.

Second Quarter of Fiscal 2020 Financial Results
Net revenues in the second quarter of fiscal 2020 increased by $119,963,000, or 8.8%, compared to the second quarter of fiscal 2019, with comparable brand revenue growth of 10.5%. This increase was primarily driven by an increase in
e-commerce
revenues, partially offset by a decrease in retail revenues driven by temporary retail store closures and limited capacity in stores due to
COVID-19.
This includes an 11.6% decrease in international revenues primarily related to our franchise and company-owned operations.
For the second quarter of fiscal 2020, we delivered positive comparable brand revenue growth in all of our brands. The Williams Sonoma brand delivered a record quarter with 29.4% comparable brand revenue growth. We maximized on our customers’ shift to cooking at home during the pandemic, executed on a relevant marketing strategy to drive traffic to the brand, and introduced more exclusive, innovative products that are resonating during this time. The Pottery Barn brand had 8.1% comparable brand revenue growth. Our product line continued to improve with exciting new aesthetics and high-quality, sustainable products. Categories that saw particular strength in the quarter were outdoor furniture, work from home solutions and products that update family living spaces. In West Elm, we continued to deliver strong comparable brand revenue growth of 7.0% on top of 17.5% in the second quarter of fiscal 2019. The brand continues to have high appeal, particularly in our furniture categories, where we saw strong growth in outdoor as well as key successes in home office, dining and storage furniture this quarter. In our Pottery Barn Kids and Teen business we had 4.8% comparable brand revenue growth. One area of softness has been our backpack business as most schools are starting the academic year with distance learning, however, we are seeing a surge in our Study at Home solutions across both Pottery Barn Kids and Teen, as we become the destination for study from home products for kids of all ages.
Across the company, we are maintaining tight control over our non-essential
expenses and capital expenditures and we are continuing to prioritize investments in strategic priorities. As of August 2, 2020, we had almost $950,000,000 in cash as a result of our strong cash balance at the beginning of fiscal 2020, the full draw down on our line of credit in the first quarter of fiscal 2020, as well as our performance year-to-date. In the second quarter of fiscal 2020 in order to further bolster our financial flexibility, we increased our liquidity position through the extension of our $300,000,000 term loan and obtained an additional $200,000,000 in borrowing capacity through an unsecured
364-day
revolving line of credit.
For the second quarter of fiscal 2020, diluted earnings per share was $1.70 (which included a $0.06 impact related to store asset impairments, and a $0.04 impact associated with the acquisition-related compensation expense and amortization of acquired intangibles of Outward, Inc.) versus $0.79 in the second quarter of fiscal 2019 (which included a $0.07 impact from the acquisition-related compensation expense, amortization of intangible assets, and the operations of Outward, Inc., and a $0.01 impact from employment-related expenses).
Our e-commerce performance this quarter was a powerful example of our brand and digital strategies at work. Innovative, sustainable products presented in an engaging, content-rich format online, as well as technology improvements on our multi-brand platform are our key drivers of growth. We also made a shift in our marketing strategy from promotion-led
to
content-led
across all of our brands and we optimized our digital spend to high-returning investments. Our online experience, coupled with these strategies drove strong new customer growth as well as a substantial increase in organic traffic.
Looking Ahead
Looking forward to the second half of the year, we feel confident in our growth trajectory. We expect sales to remain robust across all brands and we believe our inventory will continuously improve through the balance of the year. However, operationally, we expect to continue to incur higher shipping costs due to the various surcharges that have been announced by third party shippers on retailers, which are related to the increased shipping demand resulting from the
COVID-19
pandemic. These higher costs will affect us in the third quarter of 2020 and more so in the fourth quarter as a result of peak surcharges during the holiday season. We also expect to continue to incur incremental costs associated with keeping our people and customers safe during the pandemic, as well as additional supply chain costs such as peak bonuses for our hourly associates. In addition, although we have reopened the majority of our retail stores, we have experienced and may continue to experience reduced traffic. Longer term, we anticipate that the behavioral changes and industry shifts that have emerged from the pandemic will persist and continue to favor our business. With our powerful digital first platform, we are driving our
e-commerce
sales to unprecedented levels. We are planning for this trend to continue and are executing to a future where stores will be fewer in number but even better in experience and, as a result, we believe we will continue see operating margin expansion in the long-term. However, the long-term impact of
COVID-19
on our business, results of operations and financial condition still remains uncertain. A prolonged pandemic could further interrupt our operations, our vendors’ operations, the economy and overall consumer spending, which could have a material impact on our revenues, results of operations, and cash flows. For more information on risks associated with
COVID-19,
please see “Risk Factors” in Part I, Item 1A of our Annual Report on
Form 10-K
for the fiscal year ended February 2, 2020, as well as in Note A to our Condensed Consolidated Financial Statements and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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
co-branded
credit cards.
Net revenues in the second quarter of fiscal 2020 increased by $119,963,000, or 8.8%, compared to the second quarter of fiscal 2019, with comparable brand revenue growth of 10.5% and positive comparable revenue growth across all our brands. This increase was primarily driven by an increase in
e-commerce
revenues, partially offset by a decrease in retail revenues driven by temporary retail store closures and limited capacity in stores due to
COVID-19.
This includes an 11.6% decrease in international revenues primarily related to our franchise and company-owned operations.
Net revenues for
year-to-date
fiscal 2020 increased by $114,034,000, or 4.4%, compared to
year-to-date
fiscal 2019, with comparable brand revenue growth of 6.7% and positive comparable revenue growth across all our brands. This growth was primarily driven by an increase in
e-commerce
revenues partially offset by a decrease in retail revenues driven by temporary retail store closures and limited capacity in stores due to
COVID-19.
This includes a 23.9% decrease in international revenues primarily related to our franchise and company-owned operations.
Comparable Brand Revenue
Comparable brand revenue includes comparable store sales and
e-commerce
sales, including through our direct mail catalogs, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are typically defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. Comparable stores that were temporarily closed during the year due to
COVID-19
were not excluded from the comparable stores calculation. Outlet comparable store net revenues are included in their respective brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and
e-commerce
websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales are meaningful to evaluating their performance. Additionally, comparable brand revenue growth for newer concepts is not separately disclosed until such time that we believe those sales are meaningful to evaluating the performance of the brand.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Comparable brand revenue growth (decline)	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Pottery Barn	8.1%	4.2%	3.6%	2.9%
West Elm	7.0%	17.5%	5.3%	14.8%
Williams Sonoma	29.4%	(1.1%)	17.4%	(1.3%)
Pottery Barn Kids and Teen	4.8%	3.7%	6.4%	2.6%
Total 1	10.5%	6.5%	6.7%	5.1%
1	Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.
STORE DATA

	Store Count					Average Leased Square Footage Per Store
	May 3, 2020 1	Openings	Closings	August 2, 2020 1	August 4, 2019	August 2, 2020	August 4, 2019
Williams Sonoma	212	—	(2)	210	218	6,800	6,800
Pottery Barn	201	—	—	201	205	14,400	14,400
West Elm	119	3	(1)	121	112	13,200	13,100
Pottery Barn Kids	74	—	(2)	72	78	7,800	7,500
Rejuvenation	10	—	—	10	10	8,500	8,500
Total	616	3	(5)	614	623	10,700	10,600

Store Count					Average Leased Square Footage Per Store
May 3, 2020 1	Openings	Closings	August 2, 2020 1	August 4, 2019	August 2, 2020	August 4, 2019
Store selling square footage at period-end					4,145,000	4,124,000
Store leased square footage at period-end					6,571,000	6,587,000
1	Store counts as of August 2, 2020 and May 3,2020 do not exclude those stores temporarily closed due to COVID-19.
COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-six Weeks Ended
In thousands	August 2, 2020	% Net Revenues	August 4, 2019	% Net Revenues	August 2, 2020	% Net Revenues	August 4, 2019	% Net Revenues
Cost of goods sold 1	$939,575	63.0%	$886,953	64.7%	$1,760,518	64.6%	$1,683,754	64.5%
1
Includes total occupancy expenses of $166,222,000 and $176,814,000 for the second quarter of fiscal 2020 and the second quarter of fiscal 2019, respectively, and $341,095,000 and $350,667,000 for year-to-date
fiscal 2020 and
year-to-date
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
Second Quarter of Fiscal 2020 vs. Second Quarter of Fiscal 2019
Cost of goods sold increased by $52,622,000, or 5.9%, in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Cost of goods sold as a percentage of net revenues decreased to 63.0% in the second quarter of fiscal 2020 from 64.7% in the second quarter of fiscal 2019. This decrease was primarily driven by higher merchandise margins from less promotions during the second quarter of fiscal 2020, the leverage of occupancy costs primarily due to overall strength in
e-commerce
revenues and the impact of reduced rent and operating costs from less stores year-over-year, as well as
COVID-19
related rent concessions. This decrease was partially offset by increased shipping costs due to a significantly greater portion of our total revenues being generated from
e-commerce
and surcharges from our third-party shippers related to
COVID-19,
as well as the year-over year impact from incremental China tariffs.
Year-to-date
Fiscal 2020 vs.
Year-to-date
Fiscal 2019
Cost of goods sold increased by $76,764,000, or 4.6%, for
year-to-date
fiscal 2020 compared to
year-to-date
fiscal 2019. This increase was primarily driven by increased shipping costs due to a significantly greater portion of our total revenues being generated from
e-commerce
and surcharges from our third-party shippers related to
COVID-19,
the year-over year impact from incremental China tariffs, as well as expenses for inventory write-offs of approximately $11,378,000 due to the closure of our outlet stores in the first quarter of 2020. This increase was partially offset by higher merchandise margins from less promotions during fiscal 2020, the leverage of occupancy costs primarily due to overall strength in
e-commerce
revenues and the impact of reduced rent and operating costs from less stores year-over-year, as well as
COVID-19
related rent concessions.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Twenty-six Weeks Ended
In thousands	August 2, 2020	% Net Revenues	August 4, 2019	% Net Revenues	August 2, 2020	% Net Revenues	August 4, 2019	% Net Revenues
Selling, general and administrative expenses	$365,841	24.5%	$397,696	29.0%	$731,456	26.8%	$767,895	29.4%

Selling, general and administrative expenses consist of
non-occupancy
related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.
Second Quarter of Fiscal 2020 vs. Second Quarter of Fiscal 2019
Selling, general and administrative expenses decreased by $31,855,000, or 8.0%, in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Selling, general and administrative expenses as a percentage of net revenues decreased to 24.5% in the second quarter of fiscal 2020 from 29.0% in the second quarter of fiscal 2019. This decrease was primarily driven by the leverage of advertising costs as we further optimized our digital spend to drive strong returns on our advertising investments, and the leverage of employment costs primarily due to the overall strength in
e-commerce
revenues and lower variable store payroll. This decrease was partially offset by store asset impairment charges of approximately $6,355,000 due to the impact of
COVID-19
on our retail stores.
Year-to-date
Fiscal 2020 vs.
Year-to-date
Fiscal 2019
Selling, general and administrative expenses decreased by $36,439,000, or 4.7%, for year-to-date
fiscal 2020 compared to
year-to-date
fiscal 2019. Selling, general and administrative expenses as a percentage of net revenues decreased to 26.8% for year-to-date
fiscal 2020 from 29.4% for
year-to-date
fiscal 2019. This decrease was primarily driven by the leverage of advertising costs as we further optimized our digital spend to drive strong returns on our advertising investments, and the leverage of employment costs primarily due to the overall strength in
e-commerce
revenues and lower variable store payroll. This decrease was partially offset by store asset impairment charges of approximately $21,975,000 due to the impact of
COVID-19
on our retail stores.
INCOME TAXES
The effective tax rate was 24.6% for the
year-to-date
fiscal 2020, and 25.8% for
year-to-date
fiscal 2019. The decrease in the tax rate is primarily due to an excess tax benefit from stock-based compensation in fiscal 2020 compared to the deficiency of the tax benefit in fiscal 2019.
LIQUIDITY AND CAPITAL RESOURCES
As of August 2, 2020, we held $947,760,000 in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts and money market funds, and of which $93,543,000 was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
In fiscal 2020, we plan to use our cash resources to fund our inventory and inventory-related purchases, employment-related costs, advertising and marketing initiatives, property and equipment purchases and dividend payments. We have a credit facility which provides for a $500,000,000 unsecured revolving line of credit (“revolver”), and a $300,000,000 unsecured term loan facility (“term loan”). The revolver may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. As a precautionary measure to maximize our liquidity and to increase our available cash on hand in the event of a protracted
COVID-19
pandemic, during the first quarter of fiscal 2020, we drew down $487,823,000 on our revolving line of credit, for an outstanding balance on our revolver of $499,495,000 as of August 2, 2020. We had no additional borrowings under the revolver during the second quarter of fiscal 2020 and ended the quarter with an outstanding balance of $499,495,000. For year-to-date
fiscal 2019, we had borrowings of $60,000,000 under the revolver. Additionally, as of August 2, 2020, a total of $11,672,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were issued to secure the liabilities associated with workers’ compensation and other insurance programs.
In order to further strengthen our liquidity position, maximize our balance sheet and maintain financial flexibility, in May 2020, we entered into an amendment to our credit facility which, among other changes, extends the maturity date and amends the interest rate of the term loan, modifies covenants under the credit facility, and maintains the maturity date and interest rate of the revolver. Under the credit facility amendment, the term loan now matures on January 8, 2022, at which time all outstanding principal and any accrued interest must be repaid. Additionally, in May 2020 we entered into a new agreement for an additional $200,000,000 unsecured
364-day
revolving line of credit.
As of August 2, 2020, we had three unsecured letter of credit reimbursement facilities for a total of $70,000,000, of which $11,335,000 was outstanding. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we had not taken legal title. On August 23, 2020 we renewed all three of our letter of credit facilities and reduced the aggregate credit available under these facilities from $70,000,000 to $35,000,000 due to our lower level of usage, and extended each of these facilities’ maturity dates until August 22, 2021.

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
Cash Flows from Operating Activities
For
year-to-date
fiscal 2020, net cash provided by operating activities was $216,400,000 compared to net cash used in operating activities of $26,636,000 for year-to-date
fiscal 2019. For
year-to-date
fiscal 2020, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash
items and a decrease in merchandise inventories, partially offset by a decrease in accounts payable. Cash provided by operating activities for year-to-date
fiscal 2020 compared to cash used in operating activities for year-to-date
fiscal 2019 was primarily due to a year-over-year reduction in merchandise inventories, an increase in net earnings and an increase in accrued expenses and other liabilities.
Cash Flows from Investing Activities
For
year-to-date
fiscal 2020, net cash used in investing activities was $75,882,000 compared to $76,719,000 for year-to-date
fiscal 2019, and was primarily attributable to purchases of property and equipment.
Cash Flows from Financing Activities
For
year-to-date
fiscal 2020, net cash provided by financing activities was $377,910,000 compared to net cash used in financing activities of $113,471,000 for year-to-date
fiscal 2019. For
year-to-date
fiscal 2020, net cash provided by financing activities was primarily attributable to borrowings under our revolving line of credit partially offset by the payment of dividends and tax withholdings related to stock-based awards. Cash provided by financing activities for year-to-date
fiscal 2020 compared to cash used in financing activities for year-to-date
fiscal 2019 was primarily attributable to borrowings under our revolving line of credit in fiscal 2020 and a reduction in repurchases of common stock.
Stock Repurchase Program and Dividends
See Note G to our Condensed Consolidated Financial Statements,
Stock Repurchase Program and Dividends,
within Item 1 of this Quarterly Report on Form
10-Q
for further information.
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the second quarter of fiscal 2020, there were no significant changes to the critical accounting policies discussed in our Annual Report on Form
10-K
for the year ended February 2, 2020.
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
Interest Rate Risk
Our revolver and our term loan each have a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the second quarter of fiscal 2020, we had borrowings of $487,823,000 under the revolver. Additionally, we have $300,000,000 outstanding under our term loan and a $200,000,000 unsecured revolving line of credit that has not been drawn upon. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instruments would not materially affect our results of operations or cash flows.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of August 2, 2020, our investments, made primarily in interest-bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars and, as such, any foreign currency impact related to our international purchase transactions was not significant to us during the second quarter of fiscal 2020 or the second quarter of fiscal 2019. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the second quarter of fiscal 2020 or the second quarter of fiscal 2019, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of August 2, 2020, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
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
ITEM 1A. RISK FACTORS
See Part I, Item 1A of our Annual Report
on Form 10-K for
the fiscal year ended February 2, 2020 and Part II, Item 1A of our Quarterly Report on Form
10-Q
for the fiscal quarter ended May 3, 2020 (the “Prior
10-Q”)
for a description of the risks and uncertainties associated with our business. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our
Form 10-K
and the Prior
10-Q. Except
for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our
Form 10-K
and the Prior
10-Q.
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
The preventative or protective actions that governments and businesses around the world have taken to contain the spread of
COVID-19
have resulted in a period of disruption that has and may continue to negatively impact our retail store revenues, which comprised approximately 44% of our net revenues in fiscal 2019. In March 2020, we temporarily closed all of our retail stores to protect our employees, customers and the communities in which we operate and to help contain the
COVID-19
pandemic. As of August 2, 2020, we had reopened the majority of our retail stores, but have experienced and may continue to experience reduced traffic. We have also extended closures in locations where retail restrictions have not been lifted, and it is unclear when such restrictions will be lifted. Such reduced traffic and closures have and may continue to result in material reductions in our retail store revenues and operating income as well as store asset impairment charges and write-offs, which have and may continue to negatively affect our operating results. Further, while we have implemented strict safety protocols based on Center for Disease Control and Prevention and government recommendations in stores that we have re-opened,
there is no guarantee that such protocols will be effective, and any virus-related illnesses linked or alleged to be linked to our stores, whether accurate or not, may negatively affect our reputation, operating results and/or financial condition.
Although to date, the impact of our store closures on our retail store revenues has been more than offset by growth in our
e-commerce
business, there is no guarantee that such growth will continue if the current recession continues over a prolonged period of time or worsens due to the
COVID-19
pandemic, and results in decreased consumer spending in the markets in which we operate.
We have also implemented work-from-home policies for certain employees, which continue to be in effect. While such policies have not significantly impacted productivity or disrupted our business to date, over a prolonged period of time, such policies could adversely impact our ability to conduct our business in the ordinary course.
Governmental mandates, illness or the absence of a substantial number of distribution center employees has in the past and may require in the future that we temporarily close one or more of our distribution centers, or may prohibit or significantly limit us, or our third party logistics providers from delivering packages to our customers and our stores, which could complicate or prevent us from fulfilling
e-commerce
orders and, once some or all of our stores reopen, could complicate or prevent our ability to supply merchandise to our stores. As of the date of this report, all our distribution centers remain open and operational, and we are not experiencing material disruptions in the delivery of our products.
We also have incurred and expect to continue to incur higher shipping costs due to the various surcharges that have been announced by third party shippers on retailers, which are related to the increased shipping demand resulting from the
COVID-19
pandemic. These higher costs will affect us in the third quarter of 2020 and more so in the fourth quarter as a result of peak surcharges during the holiday season and could continue to affect us thereafter.
Further,
COVID-19
related containment efforts and illnesses could also impact our vendors who manufacture or deliver our merchandise to us or our customers, which could adversely affect our ability to acquire and sell our merchandise, thus adversely affecting our results of operations, cash flows and liquidity.
While the extent of the economic impact of
COVID-19
and the duration of that impact may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, which adversely impacted the value of our common stock in the first quarter. In addition, a prolonged recession or long-term market correction, could in the future adversely impact the value of our common stock over the long-term, impact our access to capital and affect our business in the near and long-term.

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
The
COVID-19
pandemic continues to rapidly evolve. The ultimate impact of the
COVID-19
pandemic on our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, such as the transmission rate of the disease, the extent and effectiveness of containment actions, particularly as areas are reopened, and the impact of these and other factors on our stores, offices, employees, distributors, vendors and customers. If we are not able to respond to and manage the impact of such events effectively, our business, operating results, financial condition and cash flows could be adversely affected.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. There were no repurchases of common stock in the second quarter of fiscal 2020. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form
10-Q.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Bylaws of Williams-Sonoma, Inc., effective June 3, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 9, 2020, File No. 001-14077)

10.1*	First Amendment to Seventh Amended and Restated Credit Agreement, dated January 8, 2018 (as amended on May 11, 2020), between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent and the lenders party thereto

10.2*	364-Day Credit Agreement, dated May 11, 2020, among the Company and Bank of America, N.A., as agent, Fifth Third Bank, National Association and U.S. Bank National Association, as co-syndication agents and the lenders party thereto

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from the Company’s Quarterly Report on
Form 10-Q
for the quarter ended
August 2
, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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
Date: September 9, 2020