Form 10-Q
period 2020-11-01
WILLIAMS SONOMA INC
filed 2020-12-07
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2020.
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November 29, 2020, 76,587,716 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM
10-Q
FOR THE QUARTER ENDED NOVEMBER 1, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands, except per share amounts	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Net revenues	$1,764,536	$1,442,472	$4,490,516	$4,054,418
Cost of goods sold	1,058,953	924,300	2,819,471	2,608,054
Gross profit	705,583	518,172	1,671,045	1,446,364
Selling, general and administrative expenses	430,979	416,281	1,162,435	1,184,176
Operating income	274,604	101,891	508,610	262,188
Interest expense, net	5,344	2,564	13,967	7,486
Earnings before income taxes	269,260	99,327	494,643	254,702
Income taxes	67,488	24,614	122,884	64,685
Net earnings	$201,772	$74,713	$371,759	$190,017
Basic earnings per share	$2.60	$0.96	$4.80	$2.43
Diluted earnings per share	$2.54	$0.94	$4.71	$2.39
Shares used in calculation of earnings per share:
Basic	77,487	77,897	77,511	78,356
Diluted	79,332	79,191	79,012	79,465

See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Net earnings	$201,772	$74,713	$371,759	$190,017
Other comprehensive income (loss):
Foreign currency translation adjustments	(745)	1,783	716	(2,477)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $21, $97, $146 and $163	54	5	403	77
Reclassification adjustment for realized gain on derivative financial instruments, net of tax of $85, $187, $136 and $221	(231)	(8)	(375)	(235)
Comprehensive income	$200,850	$76,493	$372,503	$187,382

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts	November 1, 2020	February 2, 2020	November 3, 2019
ASSETS
Current assets
Cash and cash equivalents	$773,170	$432,162	$155,025
Accounts receivable, net	129,782	111,737	110,131
Merchandise inventories, net	1,125,475	1,100,544	1,258,541
Prepaid expenses	84,974	90,426	115,288
Other current assets	23,556	20,766	20,260
Total current assets	2,136,957	1,755,635	1,659,245
Property and equipment, net	869,092	929,038	915,740
Operating lease right-of-use assets	1,091,649	1,166,383	1,194,061
Deferred income taxes, net	42,185	47,977	41,763
Goodwill	85,402	85,343	85,355
Other long-term assets, net	85,394	69,666	67,660
Total assets	$4,310,679	$4,054,042	$3,963,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$562,294	$521,235	$444,279
Accrued expenses	194,985	175,003	140,789
Gift card and other deferred revenue	349,671	289,613	296,157
Income taxes payable	36,037	22,501	13,182
Current debt	—	299,818	—
Borrowings under revolving line of credit	—	—	100,000
Operating lease liabilities	217,448	227,923	225,530
Other current liabilities	99,691	73,462	68,973
Total current liabilities	1,460,126	1,609,555	1,288,910
Deferred rent and lease incentives	21,858	27,659	29,388
Long-term debt	299,173	—	299,769
Long-term operating lease liabilities	1,027,142	1,094,579	1,127,403
Other long-term liabilities	100,478	86,389	86,461
Total liabilities	2,908,777	2,818,182	2,831,931
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $.01 par value; 253,125 shares authorized; 76,697, 77,137 and 77,612 shares issued and outstanding at November 1, 2020, February 2, 2020 and November 3, 2019, respectively	768	772	777
Additional paid-in capital	623,379	605,822	594,991
Retained earnings	792,196	644,794	550,774
Accumulated other comprehensive loss	(13,843)	(14,587)	(13,708)
Treasury stock, at cost: 8, 14 and 14 shares as of November 1, 2020, February 2, 2020 and November 3, 2019, respectively	(598)	(941)	(941)
Total stockholders’ equity	1,401,902	1,235,860	1,131,893
Total liabilities and stockholders’ equity	$4,310,679	$4,054,042	$3,963,824
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance at February 2, 2020	77,137	$772	$605,822	$644,794	$(14,587)	$(941)	$1,235,860
Net earnings	—	—	—	35,423	—	—	35,423
Foreign currency translation adjustments	—	—	—	—	(5,276)	—	(5,276)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	549	—	549
Reclassification adjustment for realized (gain) on derivative financial instruments, net of tax	—	—	—	—	(37)	—	(37)
Conversion/release of stock-based awards 1	622	6	(28,747)	—	—	(171)	(28,912)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(499)	(14)	—	513	—
Stock-based compensation expense	—	—	19,608	—	—	—	19,608
Dividends declared	—	—	—	(38,286)	—	—	(38,286)
Balance at May 3, 2020	77,759	$778	$596,184	$641,917	$(19,351)	$(599)	$1,218,929
Net earnings	—	—	—	134,564	—	—	134,564
Foreign currency translation adjustments	—	—	—	—	6,737	—	6,737
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(200)	—	(200)
Reclassification adjustment for realized (gain) on derivative financial instruments, net of tax	—	—	—	—	(107)	—	(107)
Conversion/release of stock-based awards 1	37	—	(677)	—	—	—	(677)
Stock-based compensation expense	—	—	13,385	—	—	—	13,385
Dividends declared	—	—	—	(39,709)	—	—	(39,709)
Balance at August 2, 2020	77,796	$778	$608,892	$736,772	$(12,921)	$(599)	$1,332,922
Net earnings	—	—	—	201,772	—	—	201,772
Foreign currency translation adjustments	—	—	—	—	(745)	—	(745)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	54	—	54
Reclassification adjustment for realized (gain) on derivative financial instruments, net of tax	—	—	—	—	(231)	—	(231)
Conversion/release of stock-based awards 1	20	1	(968)	—	—	1	(966)
Repurchases of common stock	(1,119)	(11)	(5,640)	(103,397)	—	—	(109,048)
Stock-based compensation expense	—	—	21,095	—	—	—	21,095
Dividends declared	—	—	—	(42,951)	—	—	(42,951)
Balance at November 1, 2020	76,697	$768	$623,379	$792,196	$(13,843)	$(598)	$1,401,902
1	Amounts are shown net of shares withheld for employee taxes.
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
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
In thousands	November 1, 2020	November 3, 2019
Cash flows from operating activities:
Net earnings	$371,759	$190,017
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	140,340	140,495
(Gain) loss on disposal/impairment of assets	26,220	682
Amortization of deferred lease incentives	(4,538)	(5,985)
Non-cash lease expense	162,767	160,138
Deferred income taxes	(6,969)	(10,937)
Tax benefit related to stock-based awards	13,143	13,648
Stock-based compensation expense	54,671	49,516
Other	(9)	14
Changes in:
Accounts receivable	(18,017)	(2,842)
Merchandise inventories	(22,990)	(133,637)
Prepaid expenses and other assets	(4,807)	(24,157)
Accounts payable	54,279	(92,101)
Accrued expenses and other liabilities	58,539	(24,148)
Gift card and other deferred revenue	59,953	5,848
Operating lease liabilities	(171,245)	(168,308)
Income taxes payable	13,532	(8,293)
Net cash provided by operating activities	726,628	89,950
Cash flows from investing activities:
Purchases of property and equipment	(124,885)	(121,154)
Other	506	470
Net cash used in investing activities	(124,379)	(120,684)
Cash flows from financing activities:
Borrowings under revolving line of credit	487,823	100,000
Repayments under the revolving line of credit	(487,823)	—
Payment of dividends	(116,761)	(113,159)
Repurchases of common stock	(109,048)	(112,714)
Tax withholdings related to stock-based awards	(30,555)	(26,623)
Debt issuance costs	(3,645)	—
Net cash used in financing activities	(260,009)	(152,496)
Effect of exchange rates on cash and cash equivalents	(1,232)	(699)
Net increase (decrease) in cash and cash equivalents	341,008	(183,929)
Cash and cash equivalents at beginning of period	432,162	338,954
Cash and cash equivalents at end of period	$773,170	$155,025
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of November 1, 2020 and November 3, 2019, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen and thirty-nine weeks then ended and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks and thirty-nine weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of February 2, 2020, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form
10-K
for the fiscal year ended February 2, 2020.
The results of operations for the thirteen and thirty-nine weeks ended November 1, 2020 are not necessarily indicative of the operating results of the full year.
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
COVID-19
On March 11, 2020, the World Health Organization declared a novel strain of the coronavirus
(COVID-19)
to be a global pandemic and recommended containment and mitigation measures worldwide. In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the
COVID-19
pandemic. The preventative or protective actions that governments and businesses around the world have taken to contain the spread of
COVID-19
have resulted in a period of disruption that has materially reduced customer store traffic, and thus our retail store revenues, which comprised approximately 44%
of our net revenues in fiscal 2019. As of November 1, 2020, all of our retail stores had reopened. However, subsequent to quarter-end, given the continued uncertainty around COVID-19 due to rising rates of infections in certain geographies, state and local officials have reinstated closures or restrictions on retail capacity, which will continue to negatively impact our store traffic and retail revenues, and may result in future store impairments. Throughout the fiscal year, we have continued to operate our e-commerce sites and distribution centers and have continued to deliver products to our customers. However, governmental mandates, illness or the absence of a substantial number of distribution center employees may require in the future that we temporarily close one or more of our distribution centers, or may prohibit or significantly limit us, or our third party logistics providers from delivering packages to our customers and our stores, which could complicate or prevent us from fulfilling e-commerce orders and could complicate or prevent our ability to supply merchandise to our stores. We also expect to incur incremental costs associated with keeping our people and customers safe during the pandemic, as well as additional supply chain employment costs and higher shipping costs due to the various surcharges that have been announced by third party shippers on retailers. These higher costs affected us in the third quarter of 2020 and will affect us more so in the fourth quarter as a result of peak surcharges during the holiday season and could continue to affect us thereafter. Further, COVID-19 related containment efforts and illnesses could also impact our vendors who manufacture or deliver our merchandise to us or our customers, which could adversely affect our ability to acquire and sell our merchandise and could negatively impact our revenues and results of operations.
As a result of the COVID-19 pandemic and the prolonged impact on our retail locations
,
we identified certain assets whose carrying value was deemed to have been impaired. Given the material reductions in our retail store revenues and operating income during fiscal 2020, we evaluated our estimates and assumptions related to our stores’ future sales and cash flows, and performed a comprehensive review of our stores’ long-lived assets for impairment, including both property and equipment and operating lease right-of-use assets, at an individual store level. Key assumptions used in estimating fair value of our store assets in connection with our impairment analyses are sales growth, gross margin, employment costs, lease escalations, market rental rates, changes in local real estate markets in which we operate, inflation, and the overall economics of the retail industry. Our assumptions account for the estimated impact on future cash flows from the recent temporary store closures and capacity restrictions
, including reduced store traffic and longer recovery times in those stores we have re-opened, as well as the reinstatement of
closures
or
restrictions
on retail capacity in certain areas. We did
not
record any store asset impairment charges within selling, general and administrative expenses during the thirteen
weeks ended November 1, 2020. During the
thirty-nine weeks ended November 1, 2020, we recorded store asset impairment charges within selling, general and administrative expenses of approximately
$16,514,000
related to property and equipment and
$5,461,000
related to operating lease right-of-use assets.

During
the thirty-nine weeks ended November 1, 2020, we recorded charges of approximately $11,378,000 related to
write-offs for inventory with minor damage that we could not liquidate through our outlets due to store closures resulting from
COVID-19.

During the thirteen weeks ended November 1, 2020, we did not record any charges related to such inventory write-offs.
We test goodwill for impairment annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. As of November 1, 2020 and November 3, 2019, we had goodwill of $85,402,000 and $85,355,000, respectively, primarily related to our fiscal 2017 acquisition of Outward and our fiscal 2011 acquisition of Rejuvenation, Inc. As a result of the
COVID-19
pandemic and the resulting closure of our retail locations, we evaluated the need to test goodwill for potential impairment. Our most recently completed qualitative goodwill impairment assessment indicated that the fair values of our reporting units significantly exceeded their carrying values. Further, we currently do not expect the impact of
COVID-19
to significantly affect the long-term estimates or assumptions of revenue and operating income growth, nor the long-term strategies
of our brands, considered in our most recently completed goodwill assessment. Therefore, we have not tested our goodwill for impairment between annual tests and, accordingly, have not recorded any goodwill impairment charges during the third quarter of fiscal 2020.
As of the end of the quarter, we had finalized rent concession negotiations with a portion of our store landlords and we expect the remaining outstanding lease concession negotiations to be finalized throughout the remainder of fiscal 2020.
In response to
COVID-19,
the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act provides tax provisions and other stimulus
measures to affected companies. The impact of the CARES Act was not material to our result of operations for the third
quarter of fiscal 2020.
These events and changes in circumstances, including a more prolonged and/or severe COVID-19 pandemic and the reinstatement of closures or restrictions on retail capacity
, may lead to increased impairment risk in the future; therefore, we will continue to monitor events and changes in circumstances that may indicate the need to test our long-lived assets, including goodwill, for potential impairment.
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
In December 2019, the FASB issued ASU 2019-12,
Simplifying the Accounting for Income Taxes
(Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020
.
We do not expect the adoption of this ASU to have a material impact on our financial condition, results of operations or cash flows.

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
We had no borrowings during the third quarter of fiscal 2020, and for year-to-date
fiscal 2020, we had borrowings of $487,823,000 under the revolver (at a year-to-date
weighted average interest rate of 2.47
%), all of which were repaid in the third quarter of fiscal 2020.

Additionally, as of November 1, 2020, $12,486,000 in issued but undrawn standby letters of credit were outstanding under the revolver. The standby letters of credit were primarily
issued to secure the liabilities associated with workers’ compensation and other insurance programs. During the third quarter and for year-to-date
fiscal 2019, we had borrowings of $100,000,000 under the revolver (at a year-to-date
weighted average interest rate of 3.12%). The revolver matures on January 8, 2023, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date for an additional year, subject to lender approval.
As of November 1, 2020, we had $300,000,000 outstanding under our term loan (at a year-to-date
weighted average interest rate of 2.88%). Costs incurred in connection with the issuance of the term loan are presented as a reduction to the carrying value of the debt in our Condensed Consolidated Balance Sheet.
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
During the third quarter and for year-to-date fiscal 2020, we had no borrowings under the
364-Day
Credit Agreement.
The Credit Facility Amendment and the
364-Day
Credit Agreement contain certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of November 1, 2020, we were in compliance with our covenants under our credit facilities and based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
On August 23
, 2020
,
we
renewed all
three
of our
letter of credit facilities
and reduced the aggregate credit available under these facilities from
$70,000,000

to $35,000,000 due to our lower level
of
usage, and extended each facility’s maturity date until
August 22, 2021
. The letter of credit facilities contain covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of November 1, 2020, an aggregate of $9,075,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration date possible for any future letters of credit issued under the facilities is January 19, 2022.

NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 36,570,000 shares. As of November 1, 2020, there were approximately 2,465,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee
members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
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
non-employee
Board member).
Stock-Based Compensation Expense
During the thirteen and thirty-nine weeks ended November 1, 2020, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $21,276
,000
 and $54,671
,000
, respectively. During the thirteen and thirty-nine weeks ended November 3, 2019, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $14,115,000 and $49,516,000, respectively.
Restricted Stock Units
The following table summarizes our restricted stock unit activity during the thirty-nine weeks ended November 1, 2020:

Shares
Balance at February 2, 2020	2,884,194
Granted	1,132,649
Granted, with vesting subject to performance conditions	267,000
Released 1	(1,030,199)
Cancelled	(98,603)
Balance at November 1, 2020	3,155,041
Vested plus expected to vest at November 1, 2020	2,340,530
1	Excludes 170,308 incremental shares released due to achievement of performance conditions above target.

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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended November 1, 2020
Basic	$201,772	77,487	$2.60
Effect of dilutive stock-based awards		1,845
Diluted	$201,772	79,332	$2.54
Thirteen weeks ended November 3, 2019
Basic	$74,713	77,897	$0.96
Effect of dilutive stock-based awards		1,294
Diluted	$74,713	79,191	$0.94
Thirty-nine weeks ended November 1, 2020
Basic	$371,759	77,511	$4.80
Effect of dilutive stock-based awards		1,501
Diluted	$371,759	79,012	$4.71
Thirty-nine weeks ended November 3, 2019
Basic	$190,017	78,356	$2.43
Effect of dilutive stock-based awards		1,109
Diluted	$190,017	79,465	$2.39
Stock-based awards of 229 and 19,295 were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 1, 2020, respectively, as their inclusion would be anti-dilutive. Stock-based awards of 2,000 and 28,000 were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 3, 2019, respectively, as their inclusion would be anti-dilutive.
NOTE E. SEGMENT REPORTING
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
The following table summarizes our net revenues by brand for the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Pottery Barn	$684,029	$556,985	$1,726,920	$1,573,958
West Elm	474,959	390,341	1,170,941	1,057,398
Williams Sonoma	259,725	205,493	702,160	591,761
Pottery Barn Kids and Teen	277,598	228,051	702,137	632,950
Other 1	68,225	61,602	188,358	198,351
Total 2	$1,764,536	$1,442,472	$4,490,516	$4,054,418
1	Primarily consists of net revenues from our international franchise operations, Rejuvenation and Mark and Graham.
2
Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $87.1 million and $86.2 million for the thirteen weeks ended November 1, 2020 and November 3, 2019, respectively, and approximately $219.8 million and $260.5 million for the thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively.

Long-lived assets by geographic location are as follows:

In thousands	November 1, 2020	November 3, 2019
U.S.	$2,025,140	$2,140,505
International	148,582	164,074
Total	$2,173,722	$2,304,579

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
NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS
Stock Repurchase Program
During the thirteen and thirty-nine weeks ended November 1, 2020, we repurchased 1,119,335 shares of our common stock at an average cost of $97.42 for a total cost of approximately $109,048
,000
. As of November 1, 2020, there was $465,934
,000
remaining under our current stock repurchase program. As of November 1, 2020, we held treasury stock of $598
,000
 that represents the cost of shares available for issuance that are intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
During the thirteen weeks ended November 3, 2019, we repurchased 610,349 shares of our common stock at an average cost of $66.49 per share for a total cost of approximately $40,583,000. During the thirty-nine weeks ended November 3, 2019, we repurchased 1,838,971 shares of our common stock at an average cost of $61.29 per share for a total cost of approximately $112,714,000.
As of November 3, 2019, we held treasury stock of
$941
,000

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
Dividends
In October 2020, our Board of Directors authorized a $
0.05
, or
10.4
%, increase in our quarterly cash dividend, from $
0.48
to $
0.53
per common share.
We declared cash dividends of $0.53 and $0.48 per common share during the thirteen weeks ended November 1, 2020 and November 3, 2019, respectively. We declared cash dividends of $1.49 and $1.44 per common share during the thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively
.
Our quarterly cash dividend may be limited or terminated at any time.
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

Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of November 1, 2020, we expect to reclassify a net pre-tax gain of approximately
$46,000 from OCI to cost of goods sold over the next 12 months.
As of November 1, 2020 and November 3, 2019, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	November 1, 2020	November 3, 2019
Contracts designated as cash flow hedges	$28,200	$19,700
Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019.
The effect of derivative instruments in our Condensed Consolidated Financial Statements during the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019, pre-tax,
was as follows:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2020		November 3, 2019		November 1, 2020		November 3, 2019
In thousands	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses
Line items presented in the Condensed Consolidated Statement of Earnings in which the effects of derivatives are recorded	$1,058,953	$430,979	$924,300	$416,281	$2,819,471	$1,162,435	$2,608,054	$1,184,176
Gain (loss) recognized in income
Derivatives designated as cash flow hedges	$315	$—	$204	$—	$510	$—	$499	$—
Derivatives not designated as hedging instruments	$—	$(22)	$—	$6	$—	$(20)	$—	$24

The fair values of our derivative financial instruments are presented below according to their classification in our Condensed Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I.

In thousands	November 1, 2020	November 3, 2019
Derivatives designated as cash flow hedges:
Other current assets	$181	$132
Other current liabilities	$(7)	$—
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
Debt
As of November 1, 2020, the fair value of our debt, which consists of outstanding borrowings under our revolver and term loan, approximates its carrying value, as the instruments are relatively short-term in nature and the interest rate under the term loan is based on observable Level 2 inputs, which consist primarily of quoted market interest rates for instruments with similar maturities.
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

The significant unobservable inputs used in the fair value measurement of our store assets are sales growth/decline, gross margin, employment costs, lease escalations, market rental rates, changes in local real estate markets in which we operate, inflation and the overall economics of the retail industry. Significant fluctuations in any of these inputs individually could significantly impact our measurement of fair value.
During the thirteen
weeks ended November 1, 2020, no impairment charges were recognized. During the

thirty-nine weeks ended November 1, 2020, we recognized impairment charges of $16,514,000 related to the impairment of property and equipment and $
5,461,000

related to the impairment of operating lease right-of-use assets, due to lower projected revenues and fair market values resulting from the impact of COVID-19. During the thirteen and thirty-nine weeks ended November 3, 2019, no impairment charges were recognized.
There were no transfers in and out of Level 3 categories during the thirteen and thirty-nine weeks ended November 1, 2020 or November 3, 2019.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at February 2, 2020	$(14,593)	$6	$(14,587)
Foreign currency translation adjustments	(5,276)	—	(5,276)
Change in fair value of derivative financial instruments	—	549	549
Reclassification adjustment for realized (gain) loss on derivative financial instruments 1	—	(37)	(37)
Other comprehensive income (loss)	(5,276)	512	(4,764)
Balance at May 3, 2020	(19,869)	518	(19,351)
Foreign currency translation adjustments	6,737	—	6,737
Change in fair value of derivative financial instruments	—	(200)	(200)
Reclassification adjustment for realized (gain) loss on derivative financial instruments 1	—	(107)	(107)
Other comprehensive income (loss)	6,737	(307)	6,430
Balance at August 2, 2020	$(13,132)	$211	$(12,921)
Foreign currency translation adjustments	(745)	—	(745)
Change in fair value of derivative financial instruments	—	54	54
Reclassification adjustment for realized (gain) loss on derivative financial instruments 1	—	(231)	(231)
Other comprehensive income (loss)	(745)	(177)	(922)
Balance at November 1, 2020	$(13,877)	$34	$(13,843)
Balance at February 3, 2019	$(11,259)	$186	$(11,073)
Foreign currency translation adjustments	(3,009)	—	(3,009)
Change in fair value of derivative financial instruments	—	204	204
Reclassification adjustment for realized (gain) loss on derivative financial instruments 1	—	(67)	(67)
Other comprehensive income (loss)	(3,009)	137	(2,872)
Balance at May 5, 2019	(14,268)	323	(13,945)
Foreign currency translation adjustments	(1,251)	—	(1,251)
Change in fair value of derivative financial instruments	—	(132)	(132)
Reclassification adjustment for realized (gain) loss on derivative financial instruments 1	—	(160)	(160)
Other comprehensive income (loss)	(1,251)	(292)	(1,543)
Balance at August 4, 2019	$(15,519)	$31	$(15,488)
Foreign currency translation adjustments	1,783	—	1,783
Change in fair value of derivative financial instruments	—	5	5
Reclassification adjustment for realized (gain) loss on derivative financial instruments 1	—	(8)	(8)
Other comprehensive income (loss)	1,783	(3)	1,780
Balance at November 1, 2019	$(13,736)	$28	$(13,708)
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
See Note E for
the
disclosure
of our net revenues by operating segment.
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
that
time
. For merchandise delivered to the customer, control is transferred when either delivery has been completed or, for certain merchandise, upon conveyance of the merchandise to the carrier for delivery. We exclude from revenue any taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and are concurrent with revenue-generating activities. Our payment terms are primarily at the point of sale for merchandise sales and for most services. We have elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation.
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. While the rate of estimated future returns has remained relatively flat, the increase in
e-commerce
sales has driven an increase in estimated sales returns. As of November 1, 2020 and November 3, 2019, we recorded a liability for expected sales returns of approximately $37,678
,000
and $23,447,000
, respectively,
within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $12,347
,000
and $9,221,000
, respectively,

within other current assets in our Condensed Consolidated Balance Sheet.
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
Deferred Revenue
We defer revenue when cash payments are received in advance of satisfying performance obligations, primarily associated with our stored-value cards, merchandise sales, and incentives received from credit card issuers. As of November 1, 2020 and November 3, 2019, we held $349,671,000 and $300,354,000 in gift card and other deferred revenue on our Condensed Consolidated Balance Sheet, substantially all of which will be recognized into revenue within the next 12 months.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: the impact of the
COVID-19
pandemic on our business, results of operations and financial condition; merchandise margins, occupancy leverage and expanded operating margin; our strategic initiatives; our beliefs regarding customer behavior and industry trends; our merchandise strategies; our growth strategies for our brands; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash, including our commitment to continue or increase quarterly dividend payments; our future compliance with the financial covenants contained in our credit facilities; our belief that our cash on-hand,
in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form
10-K
for the year ended February 2, 2020, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.
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
e-commerce
websites in certain locations.
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended November 1, 2020 (“third quarter of fiscal 2020”), as compared to the thirteen weeks ended November 3, 2019 (“third quarter of fiscal 2019”) and the thirty-nine weeks ended November 1, 2020
(“year-to-date
fiscal 2020”), as compared to the thirty-nine weeks ended November 3, 2019
(“year-to-date
fiscal 2019”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
COVID-19
On March
 11, 2020, the World
Health Organization declared a novel strain of the coronavirus
(COVID-19)
to be a global pandemic and recommended containment and mitigation measures worldwide. In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the

COVID-19 pandemic. As of November 1, 2020, all of our retail stores had reopened. However, subsequent to quarter end, given the continued uncertainty around COVID-19 due to rising rates of infections in certain geographies, state and local officials have reinstated closures or restrictions on retail capacity, which will continue to impact our store traffic and retail revenues, and may result in future store impairments. Throughout fiscal 2020, we have continued to operate our e-commerce sites and distribution centers and continued to deliver products to our customers. However, governmental mandates, illness or the absence of a substantial number of distribution center employees may require in the future that we temporarily close one or more of our distribution centers, or may prohibit or significantly limit us, or our third party logistics providers from delivering packages to our customers and our stores, which could complicate or prevent us from fulfilling e-commerce orders and could complicate or prevent our ability to supply merchandise to our stores.
Third Quarter of Fiscal 2020 Financial Results
Net revenues in the third quarter of fiscal 2020 increased by $322,064,000 or 22.3%, compared to the third quarter of fiscal 2019, with comparable brand revenue growth of 24.4% and double-digit comparable revenue growth across all our brands. This increase was primarily driven by an increase in e-commerce revenues, partially offset by a decrease in retail revenues driven by reduced customer store traffic and limited capacity in stores due to COVID-19.
For the third quarter of fiscal 2020, we delivered double-digit comparable brand revenue growth in all of our brands. The Williams Sonoma brand delivered 30.4% comparable brand revenue growth. Our initiatives in e-commerce and our real estate optimization strategies have been driving a shift to increased on-line sales, and we are encouraged with the performance of our stores in this brand. The Pottery Barn brand delivered 24.1% comparable brand revenue growth for the quarter, driven by double-digit growth in all divisions. Growth initiatives including PB Apartment and Marketplace continued to build in momentum. In West Elm, we continued to deliver strong comparable brand revenue growth of 21.8% during the quarter, driven by strong growth in all major categories, as well as the traditional retail-dominant categories of textiles and decorative accessories. In our Pottery Barn Kids and Teen business, we delivered a 23.8% comparable brand revenue growth, where we saw a longer tail to the Back to School business with our Gear and Study at Home solutions delivering a strong finish to the season.
As of November 1, 2020, we had approximately $773,170,000 in cash and generated positive operating cash flow of $726,628,000 year-to-date. Our liquidity position throughout fiscal 2020 allowed us to fund the operations of the business, to invest nearly $125,000,000 in capital expenditures in support of our future growth, and to return nearly $117,000,000 in the form of continued quarterly dividend payments to our shareholders. Additionally, as previously announced this quarter, we also repaid in full our short-term borrowings of $487,823,000 under our $500,000,000 revolver, reinstated our share repurchase program - repurchasing $109,048,000 in the third quarter of fiscal 2020, and committed to a quarterly dividend increase of 10.4%, effective with our dividend payment in the fourth quarter of fiscal 2020.
For the third quarter of fiscal 2020, diluted earnings per share was $2.54 (which included a $0.02 impact related to acquisition-related compensation expense and amortization of acquired intangibles of Outward, Inc.), versus $0.94 in the third quarter of fiscal 2019 (which included a $0.07 impact from acquisition-related compensation expense, amortization of acquired intangibles, and the operations of Outward, Inc.).
Looking Ahead
Looking forward to the fourth quarter, we believe we are well positioned for the future. We believe we will continue to see robust
e-commerce
trends throughout the rest of the fiscal year, and we plan to expand into white space and support the growth of new business opportunities within our brands. We expect merchandise margins to continue to expand year-over-year and occupancy leverage to continue, driven by cost savings from the leases that we have already renegotiated as well as the closure of unprofitable stores and final rent abatement negotiations. Due to our strong performance to date and anticipated continuation of robust
e-commerce
trends through the balance of the fiscal year, we remain confident in our ability to drive significant operating margin expansion versus last year. However, operationally, we expect to continue to incur higher shipping costs in the fourth quarter, given the anticipated elevated levels of
e-commerce
sales and peak surcharges that will come into effect during the holiday peak season. In addition, we expect to incur incremental costs associated with keeping our people and customers safe during the pandemic, as well as additional supply chain employment costs. Further, given the continued uncertainty around
COVID-19
and the reinstatement of closures or restrictions on retail capacity by state and local officials, we have experienced and may continue to experience reduced store traffic. In the longer term, we anticipate that the behavioral changes and industry shifts that have emerged from the pandemic will persist and continue to favor our business, and we remain confident in our ability to drive strong net revenue results while continuing to expand our operating margins. Although we are optimistic in our ability to drive strong net revenues and expand our operating margin versus last year, overall, the long-term impact of
COVID-19
on our business, results of operations and financial condition still remains uncertain. A prolonged pandemic could further interrupt our operations, our vendors’ operations, the economy and overall consumer spending, which could have a material impact on our revenues, results of operations, and cash flows. For more information on risks associated with
COVID-19,
please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form
10-K
for the fiscal year ended February 2, 2020, as well as Note A to our Condensed Consolidated Financial Statements and Part II, Item 1A of this Quarterly Report on Form
10-Q.
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
co-branded
credit cards.
Net revenues in the third quarter of fiscal 2020 increased by $322,064,000, or 22.3%, compared to the third quarter of fiscal 2019, with comparable brand revenue growth of 24.4% and double-digit comparable revenue growth across all our brands. This increase was primarily driven by an increase in e-commerce revenues, partially offset by a decrease in retail revenues driven by reduced customer store traffic and limited capacity in stores due to COVID-19.
Net revenues for year-to-date fiscal 2020 increased by $436,098,000, or 10.8%, compared to year-to-date fiscal 2019, with comparable brand revenue growth of 13.1% and double-digit comparable revenue growth across all our brands. This growth was primarily driven by an increase in e-commerce revenues, partially offset by a decrease in retail revenues, including international revenues related to our company-owned and franchise operations, driven by temporary retail store closures and limited capacity in stores due to COVID-19.
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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Comparable brand revenue growth (decline)	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Pottery Barn	24.1%	3.4%	10.9%	3.1%
West Elm	21.8%	14.1%	11.4%	14.5%
Williams Sonoma	30.4%	(2.1%)	21.9%	(1.6%)
Pottery Barn Kids and Teen	23.8%	4.0%	12.7%	3.1%
Total 1	24.4%	5.5%	13.1%	5.2%
1	Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

STORE DATA

	Store Count					Average Leased Square Footage Per Store
	August 2, 2020 1	Openings 2	Closings 2	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Williams Sonoma	210	1	(1)	210	218	6,800	6,900
Pottery Barn	201	1	(1)	201	205	14,400	14,400
West Elm	121	2	(1)	122	114	13,100	13,100
Pottery Barn Kids	72	—	(1)	71	79	7,800	7,500
Rejuvenation	10	—	—	10	10	8,500	8,500
Total	614	4	(4)	614	626	10,700	10,600
Store selling square footage at period-end						4,143,000	4,154,000
Store leased square footage at period-end						6,569,000	6,622,000
1	Store counts as of August 2, 2020 includes stores temporarily closed due to COVID-19.
2	Store count data excludes temporary closures and re-openings of our stores due to COVID-19.
COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	November 1, 2020	% Net Revenues	November 3, 2019	% Net Revenues	November 1, 2020	% Net Revenues	November 3, 2019	% Net Revenues
Cost of goods sold 1	$1,058,953	60.0%	$924,300	64.1%	$2,819,471	62.8%	$2,608,054	64.3%
1
Includes total occupancy expenses of $174,189,000 and $179,237,000 for the third quarter of fiscal 2020 and the third quarter of fiscal 2019, respectively, and $515,284,000 and $529,905,000 for year-to-date
fiscal 2020 and
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
Third Quarter of Fiscal 2020 vs. Third Quarter of Fiscal 2019
Cost of goods sold increased by $134,653,000, or 14.6%, in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. Cost of goods sold as a percentage of net revenues decreased to 60.0% in the third quarter of fiscal 2020 from 64.1% in the third quarter of fiscal 2019. This decrease was primarily driven by higher merchandise margins from reduced promotional activity during the third quarter of fiscal 2020, and the leverage of occupancy costs, primarily due to higher sales and a reduction in occupancy costs, which includes the impact of reduced rent and operating costs from fewer stores year-over-year. This decrease was partially offset by higher shipping costs due to a significantly greater portion of our total revenues being generated from
e-commerce
and surcharges from our third-party shippers.
Year-to-date
Fiscal 2020 vs.
Year-to-date
Fiscal 2019
Cost of goods sold increased by $211,417,000, or 8.1%, for
year-to-date
fiscal 2020, compared to
year-to-date
fiscal 2019. Cost of goods sold as a percentage of net revenues decreased to 62.8% for year-to-date
fiscal 2020 from 64.3% for
year-to-date
fiscal 2019. This decrease was primarily driven by higher merchandise margins from reduced promotional activity for year-to-date
fiscal 2020, and the leverage of occupancy expenses primarily due to higher sales and a reduction in occupancy costs, which includes the impact of reduced rent and operating costs from fewer stores year-over-year, as well as reduction from
COVID-19-related
rent abatements. This decrease was partially offset by higher shipping costs due to a significantly greater portion of our total revenues being generated from
e-commerce
and surcharges from our third-party shippers, as well as inventory write-offs of approximately $11,378,000 due to the closure of our outlet stores in the first quarter of fiscal 2020.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	November 1, 2020	% Net Revenues	November 3, 2019	% Net Revenues	November 1, 2020	% Net Revenues	November 3, 2019	% Net Revenues
Selling, general and administrative expenses	$430,979	24.4%	$416,281	28.9%	$1,162,435	25.9%	$1,184,176	29.2%
Selling, general and administrative expenses consist of
non-occupancy
related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.
Third Quarter of Fiscal 2020 vs. Third Quarter of Fiscal 2019
Selling, general and administrative expenses increased by $14,698,000, or 3.5%, in the third quarter of fiscal 2020, compared to the third quarter of fiscal 2019. Selling, general and administrative expenses as a percentage of net revenues decreased to 24.4% in the third quarter of fiscal 2020 from 28.9% in the third quarter of fiscal 2019. This decrease was primarily driven by significant advertising leverage as we further optimized our digital spend on those initiatives that drove higher returns in traffic and conversion, and the leverage of employment costs and other general expenses from higher sales performance, lower variable store payroll, and on-going
strong financial discipline.
Year-to-date
Fiscal 2020 vs.
Year-to-date
Fiscal 2019
Selling, general and administrative expenses decreased by $21,741,000, or 1.8%, for year-to-date
fiscal 2020, compared to
year-to-date
fiscal 2019. Selling, general and administrative expenses as a percentage of net revenues decreased to 25.9% for year-to-date
fiscal 2020 from 29.2% for
year-to-date
fiscal 2019. This decrease was primarily driven by lower advertising costs as we further optimized our digital spend on those initiatives that drove higher returns in traffic and conversion, and the leverage of employment costs from higher topline performance and lower variable store payroll. This decrease was partially offset by store asset impairment charges of approximately $21,975,000 for year-to-date
fiscal 2020 due in part to the impact of
COVID-19
on our retail stores.
INCOME TAXES
The effective tax rate was 24.8% for the
year-to-date
fiscal 2020, and 25.4% for
year-to-date
fiscal 2019. The decrease in the tax rate is primarily due to an excess tax benefit from stock-based compensation in fiscal 2020 compared to the deficiency of the tax benefit in fiscal 2019, partially offset by the tax effect of an earnings mix change between the two fiscal years.
LIQUIDITY AND CAPITAL RESOURCES
As of November 1, 2020, we held $773,170,000 in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts and money market funds, and of which $120,714,000 was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
For the remainder of fiscal 2020, we plan to use our cash resources to fund our inventory and inventory-related purchases, employment-related costs, advertising and marketing initiatives, property and equipment purchases, dividend payments and share repurchases. We have a credit facility which provides for a $500,000,000 unsecured revolving line of credit (“revolver”), and a $300,000,000 unsecured term loan facility (“term loan”). The revolver may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. During the first quarter of fiscal 2020, we drew down $487,823,000 on our revolving line of credit, all of which was repaid as of November 1, 2020. No additional borrowings were made under the revolver during the second or third quarters of fiscal 2020. For year-to-date
fiscal 2019, we had borrowings of $100,000,000 under the revolver. Additionally, as of November 1, 2020, a total of $12,486,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.

In order to further strengthen our liquidity position, maximize our balance sheet and maintain financial flexibility, in May 2020, we entered into an amendment to our credit facility, which, among other changes, extends the maturity date and amends the interest rate of the term loan, modifies covenants under the credit facility, and maintains the maturity date and interest rate of the revolver. Under the credit facility amendment, the term loan now matures on January 8, 2022, at which time all outstanding principal and any accrued interest must be repaid. Additionally, in May 2020, we entered into a new agreement for an additional $200,000,000 unsecured
364-day
revolving line of credit.
On August 23, 2020, we renewed all three of our letter of credit facilities and reduced the aggregate credit available under these facilities from $70,000,000 to $35,000,000 due to our lower level of usage, and extended each facility’s maturity date until August 22, 2021. As of November 1, 2020, an aggregate of $9,075,000 was outstanding under these three letter of credit facilities. These letter of credit facilities represent only a future commitment to fund inventory purchases to which we have not taken legal title.
The Credit Facility Amendment and the
364-Day
Credit Agreement contain certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of November 1, 2020, we were in compliance with our financial covenants under our credit facilities and, based on our current projections, we expect to remain in compliance throughout the next 12 months. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.
Cash Flows from Operating Activities
For
year-to-date
fiscal 2020, net cash provided by operating activities was $726,628,000 compared to $89,950,000 for year-to-date
fiscal 2019. For
year-to-date
fiscal 2020, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash
items, as well as increases in gift card and other deferred revenue, accrued expenses and other liabilities and accounts payable. Net cash provided by operating activities for year-to-date
fiscal 2020 compared to net cash provided by operating activities for year-to-date
fiscal 2019 was primarily due to an increase in net earnings, a year-over-year reduction in merchandise inventories, and increases in accounts payable, accrued expenses and other liabilities and gift card and other deferred revenue.
Cash Flows from Investing Activities
For
year-to-date
fiscal 2020, net cash used in investing activities was $124,379,000 compared to $120,684,000 for year-to-date
fiscal 2019, and was primarily attributable to purchases of property and equipment.
Cash Flows from Financing Activities
For
year-to-date
fiscal 2020, net cash used in financing activities was $260,009,000 compared to net cash used in financing activities of $152,496,000 for year-to-date
fiscal 2019. For
year-to-date
fiscal 2020, net cash used in financing activities was primarily attributable to the payment of dividends and repurchases of our common stock. The increase in net cash used in financing activities for year-to-date
fiscal 2020 compared to net cash used in financing activities for year-to-date
fiscal 2019 was primarily attributable to the repayment of all outstanding borrowings under our revolving line of credit in the third quarter of fiscal 2020.
Stock Repurchase Program and Dividends
See Note G to our Condensed Consolidated Financial Statements,
Stock Repurchase Program and Dividends,
within Item 1 of this Quarterly Report on Form
10-Q
for further information.
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the third quarter of fiscal 2020, there were no significant changes to the critical accounting policies discussed in our Annual Report on Form
10-K
for the year ended February 2, 2020.

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
Interest Rate Risk
Our revolver and our term loan each have a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the third quarter of fiscal 2020, we had outstanding borrowings of $487,823,000 under the revolver, all of which were repaid in the third quarter of fiscal 2020. Additionally, we have $300,000,000 outstanding under our term loan and a $200,000,000 unsecured revolving line of credit that has not been drawn upon. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instruments would not materially affect our results of operations or cash flows.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of November 1, 2020, our investments, made primarily in interest-bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars and, as such, any foreign currency impact related to our international purchase transactions was not significant to us during the third quarter of fiscal 2020 or the third quarter of fiscal 2019. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the third quarter of fiscal 2020 or the third quarter of fiscal 2019, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of November 1, 2020, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
We substantially completed the implementation of our new Enterprise Resource Planning (“ERP”) system during the third quarter of fiscal 2020. The implementation of that ERP system is expected to, among other things, improve user access security and automate a number of accounting and reporting processes and activities, thereby decreasing the amount of manual processes previously required. Except for the implementation of the new ERP system, there were no significant changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 11, 2020, the World Health Organization declared a novel strain of the coronavirus
(COVID-19)
to be a global pandemic and recommended containment and mitigation measures worldwide. In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the
COVID-19
pandemic. The preventative or protective actions that governments and businesses around the world have taken to contain the spread of
COVID-19
have resulted in a period of disruption that has and may continue to negatively impact our retail store revenues which comprised approximately 44% of our net revenues in fiscal 2019. As of November 1, 2020, all of our retail stores had reopened. However, subsequent to quarter end, given the continued uncertainty around
COVID-19
due to rising rates of infections in certain geographies, state and local officials have reinstated closures or restrictions on retail capacity, which will continue to negatively impact our store traffic and retail revenues. Additionally, federal, state and local governments may impose new restrictions on retail operations, which will affect our ability to operate our retail stores until such restrictions are lifted. Such reduced traffic and store closures have and may continue to result in material reductions in our retail store revenues and operating income as well as store asset impairment charges and write-offs, which have and may continue to negatively affect our operating results. Further, while we have implemented strict safety protocols based on Center for Disease Control and Prevention and government recommendations in stores that we have re-opened,
there is no guarantee that such protocols will be effective, and any virus-related illnesses linked or alleged to be linked to our stores, whether accurate or not, may negatively affect our reputation, operating results and/or financial condition.
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
Governmental mandates, illness or the absence of a substantial number of distribution center employees may require in the future that we temporarily close one or more of our distribution centers, or may prohibit or significantly limit us, or our third party logistics providers from delivering packages to our customers and our stores, which could complicate or prevent us from fulfilling
e-commerce
orders and could complicate or prevent our ability to supply merchandise to our stores. As of the date of this report, all our distribution centers remain open and operational, and we are not experiencing material disruptions in the delivery of our products.
We also have incurred and expect to continue to incur higher shipping costs due to the various surcharges that have been announced by third party shippers on retailers, which are related to the increased shipping demand resulting from the
COVID-19
pandemic. These higher costs affected us in the third quarter of 2020 and will affect us more so in the fourth quarter as a result of peak surcharges during the holiday season and could continue to affect us thereafter.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information as of November 1, 2020 with respect to shares of common stock we repurchased during the third quarter of fiscal 2020 under our stock repurchase program. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form
10-Q.

Fiscal period	Total Number of Shares Purchased 1	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program 1	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
August 3, 2020 – August 30, 2020	—	—	—	$574,982,000
August 31, 2020 – September 27, 2020	—	—	—	$574,982,000
September 28, 2020 – November 1, 2020	1,119,335	$97.42	1,119,335	$465,934,000
Total	1,119,335	$97.42	1,119,335	$465,934,000
1	Excludes shares withheld for employee taxes upon vesting of stock-based awards.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit Number	Exhibit Description

10.1*	Seventh Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 23, 2020

10.2*	Seventh Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 23, 2020

10.3*	Seventh Amendment to Reimbursement Agreement between Williams-Sonoma, Inc., Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 23, 2020

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from the Company’s Quarterly Report on
Form 10-Q
for the quarter ended November 1, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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
Date: December 4, 2020