Form 10-K
period 2021-01-31
WILLIAMS SONOMA INC
filed 2021-03-30
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021.
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
of the Exchange Act.
Large accelerated
filer
  ☒    Accelerated filer  ☐    Non-accelerated
filer  ☐
Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).  Yes  ☐    No  ☒
As of August 2, 2020, the approximate aggregate market value of the registrant’s common stock held by non-affiliates
was $6,720,032,000. It is assumed for purposes of this computation that an affiliate includes all persons as of August 2, 2020 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the Williams-Sonoma, Inc. Stock Fund within the registrant’s 401(k) Plan.
As of March 21, 2021, 76,192,973 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, also referred to in this Annual Report on Form
10-K
as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
and the letter to stockholders contained in this Annual Report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, statements related to: projections of earnings, revenues, growth and other financial items; the strength of our business and our brands; our ability to execute strategic priorities and growth initiatives regarding digital leadership, product and technology innovation, cross-brand initiatives, retail transformation and operational excellence; our beliefs about our competitive advantages and areas of potential future growth in the market; our ability to drive long-term sustainable returns; the plans, strategies, initiatives and objectives of management for future operations; our brands, products and related initiatives, including our ability to introduce new brands, brand extensions, products and product lines and bring in new customers; our belief that our
e-commerce
websites and direct-mail catalogs act as a cost-efficient means of testing market acceptance of new products and new brands; the complementary nature of our
e-commerce
and retail channels; our marketing efforts; our acquisition of Outward, Inc., including the valuation of intangible assets acquired; our global business and expansion efforts, including franchise, other third-party arrangements and company-owned operations; our ability to attract new customers; the seasonal variations in demand; our ability to recruit, retain and motivate skilled personnel; our belief in the reasonableness of the steps taken to protect the security and confidentiality of the information we collect; our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; our belief in the ultimate resolution of current legal proceedings; the payment of dividends; our stock repurchase program; our capital allocation strategy in fiscal 2021; our planned use of cash in fiscal 2021; our compliance with financial covenants; our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations over the next 12 months; the impact of the 2017 Tax Cuts and Jobs Act; the impact of tariffs on our business and our results of operations; our belief regarding the effects of potential losses under our indemnification obligations; the impact of inflation; the effects of changes in our inventory reserves; the impact of new accounting pronouncements; the impact of the coronavirus on our retail store operations, global supply chain and customer spending and demand; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.
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

WILLIAMS-SONOMA, INC.
ANNUAL REPORT ON FORM
10-K
FISCAL YEAR ENDED JANUARY 31, 2021

PART I

ITEM 1.	BUSINESS
OVERVIEW
Williams-Sonoma, Inc., (“the Company”) incorporated in 1973, is an omni-channel specialty retailer of high-quality products for the home.
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
Williams-Sonoma, Inc. is the world’s largest digital-first, design-led and sustainable home retailer. Our products represent distinct merchandise strategies — Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, and Mark and Graham — are marketed through
e-commerce
websites, direct-mail catalogs and retail stores. These brands are also part of The Key Rewards, our free-to-join
loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea and India, as well as
e-commerce
websites in certain locations. We are also proud to lead the industry with our Environmental, Social and Governance (“ESG”) efforts.
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
Pottery Barn
Established in 1949 and acquired by Williams-Sonoma, Inc. in 1986, Pottery Barn is a premier omni-channel home furnishings retailer. America’s most meaningful, beautiful design source, Pottery Barn brings together good products, people and values — seeking inspiration, quality, sustainability and service in everything we do. Thoughtfully designed and crafted to last, Pottery Barn’s furniture, bedding, lighting, rugs, table essentials, decorative accessories and more can be loved for a lifetime.
Pottery Barn Kids
Kids are, and have always been, the inspiration behind what we do at Pottery Barn Kids. Since 1999, it’s been our mission to bring the utmost in quality, sustainability, safety and style into every family’s home. Most importantly, all our designs are rigorously tested to meet the highest child safety standards and expertly crafted from the best materials to last beyond their childhood years.

West Elm
Born in Brooklyn in 2002, West Elm is dedicated to transforming people’s lives and spaces through creativity, style and purpose. West Elm creates unique, modern and affordable home decor and curate a global selection of local, ethically-sourced and Fair Trade Certified products, available online and in our stores worldwide.
Pottery Barn Teen
Launched in 2003, Pottery Barn Teen is the first home concept to focus exclusively on the teen market. Our purpose is to make safe and sustainable designs that inspire teens to create the world they want to live in. We’re designing everything from organic bedding to multi-purpose furniture that adapts and lasts. Our mission is to create for the future.
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
OPERATIONS
As of January 31, 2021, we had the following merchandise strategies: Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation and Mark and Graham, which sell our products through our
e-commerce
websites, direct-mail catalogs and retail stores. We offer shipping from many of our brands to countries worldwide, while our catalogs reach customers throughout the U.S. The
e-commerce
business complements the retail business by building brand awareness and acting as an effective advertising vehicle. We believe that our
e-commerce
websites and our direct-mail catalogs act as a cost-efficient means of testing market acceptance of new products and new brands. Leveraging these insights and our omni-channel positioning, our marketing efforts, including digital advertising and the circulation of catalogs, are targeted toward driving sales to each of our channels. Consistent with our published privacy policies, we send our catalogs to addresses from our proprietary customer list, as well as to addresses from lists of other mail order direct marketers, magazines and companies with which we establish a business relationship. In accordance with prevailing industry practice and our privacy policies, we may also rent our list to select mailers. Our customer mailings are continually updated to include new prospects and to eliminate non-responders.
In addition, the retail business complements the
e-commerce
business by building brand awareness and attracting new customers to our brands. Our retail stores serve as billboards for our brands, which we believe inspires our customers to also shop online and through our catalogs. We operate 581 stores, which include 538 stores in 42 states, Washington, D.C. and Puerto Rico, 21 stores in Canada, 19 stores in Australia and 3 stores in the United Kingdom. We also have multi-year franchise agreements with third parties in the Middle East, the Philippines, Mexico, South Korea and India that currently operate 136 franchised locations as well as
e-commerce
websites in certain locations.

SUPPLIERS
We purchase most of our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 4% of our purchases during fiscal 2020. Approximately 65% of our merchandise purchases in fiscal 2020 were sourced from foreign vendors, predominantly in Asia and Europe. Substantially all of these purchases were negotiated and paid for in U.S. dollars. In addition, we manufacture merchandise, primarily upholstered furniture and lighting, at our facilities located in North Carolina, California, Oregon and Mississippi.
COMPETITION AND SEASONALITY
The specialty
e-commerce
and retail businesses are highly competitive. Our
e-commerce
websites, direct-mail catalogs and retail stores compete with other retailers, including
e-commerce
retailers, large department stores, discount retailers, other specialty retailers offering home-centered assortments and other direct-mail catalogs. The substantial sales growth in the direct-to-customer
industry within the last decade, particularly in
e-commerce,
has encouraged the entry of many new competitors, including discount retailers selling undifferentiated products at reduced prices, new business models and has resulted in increased competition from established companies. We compete on the basis of our brand authority, the quality of our merchandise, our customer service, our proprietary customer list, our e-commerce websites and marketing capabilities, the location and appearance of our stores, as well as our in-house design, our digital-first channel strategy, and our values, which we believe have become increasingly relevant and set us apart from our competitors. Our in-house teams design our own products and work with our talented vendors to bring quality, sustainable products to market through our high-touch multichannel platform.
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
HUMAN CAPITAL MANAGEMENT
As of January 31, 2021, we had approximately 21,000 employees, of whom approximately 12,200 were full-time. In preparation for and during our fiscal 2020 holiday selling season, we hired approximately 10,000 temporary employees, primarily in our retail stores, customer care centers and distribution facilities. None of our employees are represented by a collective bargaining agreement.
In fiscal 2020, we announced three new ESG pillars as key areas of focus for our company. One of those three pillars is “People” in keeping with our long-held “People First” culture. This includes the following areas of focus:
Employee Engagement
We conduct an annual Associate Opinion Survey to directly engage with and collect feedback from our associates, which we use to improve the experience of our teams. Our human resources department maintains an open-door policy for associates to report concerns, and we provide an anonymous reporting hotline, available in multiple languages and managed by an independent company not affiliated with us. We strive to deliver a workplace experience where the quality of our engagement with fellow associates, business partners and customers matches the quality of the products and services we bring to the marketplace.
Talent Development
We invest in our employees through accessible resources and structured training programs that help our associates to create the career they envision for themselves. We offer a large selection of development opportunities for our employees including in-person
and online learning, as well as professional development courses, such as goal setting, unconscious bias and inclusive leadership training. We have a company-wide

Advisor Program, which matches associates in a Manager and above role with non-managers
to form advisor/advisee relationships to provide career guidance and receive support in working through career and development challenges. Additionally, our LEAD program — Leadership Education and Development — provides a leadership training program for nominated Directors and Vice Presidents. We also foster other team-based programs to develop talent at all levels of the Company, supplying associates with new skills and training. Through these programs, we give our associates the tools to succeed, learn new skills and develop their careers.
Diversity, Equity and Inclusion
Associate engagement and retention require an understanding of the needs of a diverse, creative and purpose-driven workforce. We firmly believe that working in a culture focused on diversity, equity and inclusion spurs innovation, creates healthy and high-performing teams, and delivers superior customer experiences. We aim to provide equal opportunity for all employees. As of October 2019, 69% of our total workforce identified as female and 38% were minorities. Additionally, 52% of our Vice Presidents and above identified as female.
We are focused on increasing the representation of minority talent through hiring and career development. In June 2020, we established an Equity Action Plan and formed an Equity Action Committee, including a diverse group of executives and associates, to drive positive change in the fight for racial justice. We also have several systems under which associates can report incidents or discrimination confidentially or anonymously and without fear of reprisal.
We are currently building relationships with over 175 organizations, universities, colleges and networks to expand our reach to potential candidates. As of the end of fiscal 2020, 100% of open roles have a diverse slate of candidates, and we have had a double-digit increase in Black representation since we launched our Equity Action Plan. We are also a member of CEO Action for Diversity & Inclusion, in which we announced a goal to “identify and establish associate networks for underrepresented communities to promote diversity and inclusion throughout the Company.” In furtherance of our stated goal, we have developed associate groups including an LGBTQ+ Alliance, Black Associate Network, Veterans Appreciation Group, Hispanic Heritage Group, and an Asian American Pacific Islander Network.
Safety/Health and Wellness
Our vision is to provide a safe and healthy work environment for our associates and customers. Aligned with our values, we strive to continuously improve our work environments to keep our associates and customers as safe as possible. Our efforts include:

•	Incident and hazard reporting;
•	Standard operating procedures aimed at reducing risk of injury;
•	Associate and management training;
•	Promotion of best practices; and
•	Measurement of key safety metrics.
During fiscal 2020, to address the safety and health of our workforce due to the
COVID-19
pandemic, we implemented a number of safety-related protocols, including:

•	Temporarily closing our stores and corporate offices, and implementing temporary work-from-home-policies;
•
Establishing strict safety protocols and procedures company-wide, including social distancing measures, enhanced sanitization, daily wellness checks and supplying personal protective gear such as masks and gloves;

•	Developing and distributing a playbook to guide the safe return to offices, stores, and work sites; and
•	Creating and refining protocols to address actual and suspected COVID-19 cases and potential exposure of our team members, customers, and trade partners.

Compensation and Benefits
We offer a benefits package designed to put our associates’ health and well-being, and that of their families, at the forefront. Depending on position and location, associates may be eligible for: 401(k) plan and other investment opportunities; paid vacations, holidays and other time-off
programs; health, dental and vision insurance; health and dependent care tax-free
spending accounts; medical, family and bereavement leave; paid maternity/primary caregiver benefits;
tax-free
commuter benefits; wellness programs; time off to volunteer, and matching donations to qualifying nonprofit organizations. In addition, consistent with our commitment to diversity and inclusion, we have expanded our benefit offerings to include coverage for transgender-inclusive services, including gender confirmation surgery and hormone therapy.
In connection with the
COVID-19
pandemic, we acted quickly to meet the needs of our team members, by providing certain enhanced benefits, such as:

•	Increased company minimum wage to $14 per hour;
•	Provided special bonuses to all frontline workers;
•	Approved special bonuses to high-performing non-executive associates to reward extraordinary efforts in COVID-19 environment;
•	Created a dedicated associate hotline to provide real time support for any COVID-19-related issues;
•	Reinforced social distancing through signage, floor markers, taped grid patterns on floors, and directional arrows;
•	Continued telehealth support and employee assistance programs; and
•	Provided special wellness resources and tools.
Community Involvement
Since 2017 we have donated over $42 million in corporate, customer and associate donations. Our partners include organizations that promote and strengthen the wellbeing of children, women, families and LGBTQ+ communities, such as St. Jude Children’s Research Hospital, No Kid Hungry, AIDS Walk and Canada Children’s Hospitals. We raised $5 million for St. Jude Children’s Research Hospital during the fiscal 2020 St. Jude
Thanks and Giving
Campaign, which included donations from our customers at time of purchase, special St. Jude-designated product sales where a portion of the sale was donated, employee donations, and donations from the Company. We also support organizations and partners, such as GlobalGiving and Good360, which assist those whose homes have been damaged or lost. We give charitable grants, donate our merchandise, donate proceeds from the sale of certain products, and provide matching grants for charitable donations made by our associates. Our Williams-Sonoma, Inc. Foundation also provides need-based grants to our associates directly impacted by the
COVID-19
pandemic.
We also support our communities through our associates’ time and leadership, and we provide 8 hours of paid Community Involvement Time each year. We believe volunteering deepens our presence in the community, enhances our relationships with customers and strengthens employee engagement.
INTELLECTUAL PROPERTY
As of January 31, 2021, we own and/or have applied to register approximately 179 unique trademarks or service marks. We own and/or have applied to register our key brand names in the U.S. as well as in 95 additional jurisdictions. Generally, exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries and franchisees under license. These marks include our core brand names as well as brand names for selected products and services. The core brand names in particular, including “Williams Sonoma,” “Pottery Barn,” “pottery barn kids,” “Pottery Barn Teen,” “west elm,” “Williams Sonoma Home,” “Rejuvenation” and “Mark and Graham” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We also own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, publications, website designs and store designs, among other things, which are used by our subsidiaries and franchisees under license. As of January 31, 2021, we own or have applied to register approximately 322 patents in connection with certain product designs, inventions and proprietary technology. Patents in the U.S. are generally valid for 14 to 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “potterybarnteen.com,” “westelm.com,” “wshome.com,” “williams-sonomainc.com,” “rejuvenation.com” and “markandgraham.com.” Collectively, the trademarks, patents, copyrights, trade dress rights, domain names, trade secrets and other proprietary technology that we hold are of material importance to us.
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
Investors and others should note that we announce material financial and operational information to our investors on our Investor Relations website (http://ir.williams-sonomainc.com), press releases, SEC filings and public conference calls and webcasts. Information on our website is not, and will not, be deemed a part of this report or incorporated into any other filings we make with the SEC.

ITEM 1A.	RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings before investing in our common stock. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Risk Factor Summary
The following is a summary of the risks and uncertainties that could cause our business, financial condition or operating results to be harmed. We encourage you to carefully review the full risk factors contained in this report in their entirety for additional information regarding these risks and uncertainties.
Risks Related to Our Business

•	Our business has been and may continue to be materially impacted by the COVID-19 pandemic, and the duration and extent to which this will impact our future financial performance remains uncertain.
•	Declines in general economic conditions, and the resulting impact on consumer confidence and consumer spending, could adversely impact our results of operations.
•	We are unable to control many of the factors affecting consumer spending, and declines in consumer spending on home furnishings and kitchen products in general could reduce demand for our products.
•
If we are unable to identify and analyze factors affecting our business, anticipate changing consumer preferences and buying trends, and manage our inventory commensurate with customer demand, our sales levels and operating results may decline.

•	Our business and operating results may be harmed if we are unable to timely and effectively deliver merchandise to our stores and customers.
•	Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results .
•	We must protect and maintain our brand image and reputation.
•	Our sales may be negatively impacted by increasing competition from companies with brands or products similar to ours.
•
Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters, adverse weather conditions, technology issues and other unexpected events, any of which could result in an interruption in our business and harm our operating results.

•	If we are unable to effectively manage our e-commerce business and digital marketing efforts, our reputation and operating results may be harmed.
•	Declines in our comparable brand revenues may harm our operating results and cause a decline in the market price of our common stock.
•	Our failure to successfully anticipate merchandise returns might have a negative impact on our business.
•	Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.
•
If we are unable to successfully manage the complexities associated with an omni-channel and multi-brand business, we may suffer declines in our existing business and our ability to attract new business.

•
A number of factors that affect our ability to successfully open new stores or close existing stores are beyond our control, and these factors may harm our ability to expand or contract our retail operations and harm our ability to increase our sales and profits.

•	Our inability or failure to protect our intellectual property would have a negative impact on our brands, reputation and operating results.
•	We outsource certain aspects of our business to third-party vendors and are in the process of insourcing certain business functions from third-party vendors, both of which subject us to risks.
•	If we fail to attract and retain key personnel, our business and operating results may be harmed.
•	If we are unable to introduce new brands and brand extensions successfully, or to reposition or close existing brands, our business and operating results may be negatively impacted.
•	We may be subject to legal proceedings that could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
Risks Related to Technology

•	We may be exposed to cybersecurity risks and costs associated with credit card fraud, identity theft and business interruption that could cause us to incur unexpected expenses and loss of revenue.

•
We receive, process, store, use and share data, some of which contains personal information, which subjects us to complex and evolving governmental regulation and other legal obligations related to data privacy, data protection and other matters.

•	We are undertaking certain systems changes that might disrupt our business operations.
Risks Related to Our Vendors and Our Global Operations

•	Our dependence on foreign vendors and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.
•
We depend on foreign vendors and third-party agents for timely and effective sourcing of our merchandise, and we may not be able to acquire products in sufficient quantities and at acceptable prices to meet our needs.

•
If our vendors fail to adhere to our quality control standards and test protocols, we may delay a product launch or recall a product, which could damage our reputation and negatively affect our operations and financial results.

•	Our efforts to expand globally may not be successful and could negatively impact the value of our brands.
•
We have limited experience operating on a global basis and our failure to effectively manage the risks and challenges inherent in a global business could adversely affect our business, operating results and financial condition and growth prospects.

Risks Related to Taxes and Tariffs

•
Any significant changes in tax, trade or other policies in the U.S. or other countries, including policies that restrict imports or increase import tariffs, could have a material adverse effect on our results of operations.

•	Tariffs could result in increased prices and/or costs of goods or delays in product received from our vendors and could adversely affect our results of operations.
•	Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results.
Risks Related to Our Financial Statements and Liquidity

•	We may require funding from external sources, which may not be available at the levels we require, or may cost more than we expect.
•
Our operating results may be harmed by unsuccessful management of our employment, occupancy and other operating costs, and the operation and growth of our business may be harmed if we are unable to attract qualified personnel.

•	Our inability to obtain commercial insurance at acceptable rates or our failure to adequately reserve for self-insured exposures might increase our expenses and have a negative impact on our business.
•
If our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and analysts, our stock price may decline.

•	A variety of factors, including seasonality and the economic environment, may cause our quarterly operating results to fluctuate, leading to volatility in our stock price.
•	Disruptions in the financial markets may adversely affect our liquidity and capital resources and our business.
•
Changes in the method of determining the London Interbank Offered Rate, or LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our financial condition and results of operations.

•	If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.
•	If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and our investors’ views of us could be harmed.
•	Changes to accounting rules or regulations may adversely affect our operating results.
•	In preparing our financial statements we make certain assumptions, judgments and estimates that affect the amounts reported, which, if not accurate, may impact our financial results.
•
Changes to estimates related to our cash flow projections may cause us to incur impairment charges related to our long-lived assets for our retail store locations and other property and equipment, including information technology systems, as well as goodwill.

Risks Related to our Business
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
On March 11, 2020, the World Health Organization declared
COVID-19
to be a global pandemic and recommended containment and mitigation measures worldwide. In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the
COVID-19
pandemic. The preventative or protective actions that governments and businesses around the world have taken to contain the spread of
COVID-19
have resulted in a period of disruption that has and may continue to negatively impact our retail store revenues which comprised approximately 30% of our net revenues in fiscal 2020. As of January 31, 2021, the majority of our retail stores had reopened for in-person
shopping. However, given the continued uncertainty around
COVID-19
due to high rates of infections in certain areas, state and local officials in certain geographies have extended closures or restrictions on retail capacity, which may continue to impact our store traffic and retail revenues, and may result in future store impairments. Additionally, federal, state and local governments may impose new restrictions on retail operations, which could affect our ability to operate our retail stores until such restrictions are lifted. Such reduced traffic and store closures have and may continue to result in material reductions in our retail store revenues and operating income as well as store asset impairment charges and write-offs, which have and may continue to negatively affect our operating results. Further, while we have implemented strict safety protocols based on Center for Disease Control and Prevention and government recommendations in stores that we have re-opened,
there is no guarantee that such protocols will be effective, and any virus-related illnesses linked or alleged to be linked to our stores, whether accurate or not, may negatively affect our reputation, operating results and/or financial condition.
Although to date, the impact of our store closures on our retail store revenues has been more than offset by growth in our
e-commerce
business, there is no guarantee that such growth will continue over a prolonged period of time when the pandemic subsides and consumers spend less time at home, or if the
COVID-19
pandemic worsens due to new variants, either of which could result in decreased consumer spending in the markets in which we operate.
We have also implemented temporary work-from-home policies for certain employees, which continue to be in effect. While such policies have not significantly impacted productivity or disrupted our business to date, over a prolonged period of time, such policies could adversely impact our ability to conduct our business in the ordinary course.
Governmental mandates, illness or the absence of a substantial number of distribution center employees may require in the future that we temporarily close one or more of our distribution centers, or may prohibit or significantly limit us, or our third-party logistics providers from delivering packages to our customers and our stores, which could complicate or prevent us from fulfilling
e-commerce
orders and could complicate or prevent our ability to supply merchandise to our stores. As of the date of this report, all our distribution centers remain open and operational, but we continue to experience delays resulting from a shortage of shipping containers needed to ship our products, port congestion, and capacity constraints by our carriers in the delivery of our products.
We also have incurred and expect to continue to incur higher shipping costs due to the various surcharges that have been announced by third party shippers on retailers, which are related to the increased shipping demand resulting from the
COVID-19
pandemic. These higher costs affected us in the third quarter of 2020 and even more so in the fourth quarter of 2020 as a result of peak surcharges during the holiday season and could continue to affect us thereafter.

Further,
COVID-19
related containment efforts and illnesses could also impact our vendors who manufacture or deliver our merchandise to us or our customers, which could adversely affect our ability to acquire and sell our merchandise, thus adversely affecting our results of operations, cash flows and liquidity.
The
COVID-19
pandemic continues to rapidly evolve. The ultimate impact of the
COVID-19
pandemic on our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, such as the transmission rate of the disease, including the impact from new variants, the extent and effectiveness of containment actions and vaccination rollout, particularly as areas are reopened, and the impact of these and other factors on our stores, offices, employees, distributors, vendors and customers. If we are not able to respond to and manage the impact of such events effectively, our business, operating results, financial condition and cash flows could be adversely affected.
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
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, outbreaks of disease (such as the
COVID-19
pandemic), adverse weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic and political conditions, and consumer perceptions of personal well-being and security. In particular, past economic downturns have led to decreased discretionary spending, which adversely impacted our business. In addition, periods of decreased home purchases typically lead to decreased consumer spending on home products. These factors have affected, and may in the future affect, our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending have reduced and may in the future reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.
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
If we are unable to effectively manage our inventory levels and responsiveness of our supply chain, including predicting the appropriate levels and type of inventory to stock within each of our distribution facilities, our business and operating results may be harmed. For example, we continue to experience elevated levels of demand for many of our products, and as a result, we may encounter delays in fulfilling this demand and replenishing to appropriate inventory levels. Continued or lengthy delays in fulfilling customer demand could cause our customers to shop with our competitors instead of us, which could harm our business. Additionally, although we continue to insource furniture delivery hubs in certain geographies and continue with the regionalization of our retail and
e-commerce
fulfillment capabilities, we are subject to risks that may disrupt our supply chain operations or regionalization efforts, such as increasing labor costs, union organizing activity and our ability to effectively locate real estate for our distribution facilities or other supply chain operations.
Further, we cannot control all of the various factors that might affect our
e-commerce
fulfillment rates and timely and effective merchandise delivery to our stores. We rely upon third-party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from our stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to our customers. As a result of our dependence on all of these third-party providers, we are subject to risks, including labor disputes, union organizing activity, adverse weather, natural disasters, climate change, the closure of such carriers’ offices or a reduction in operational hours due to an economic slowdown or the inability to sufficiently ramp up operational hours during an economic recovery or upturn, availability of adequate trucking or railway providers, possible acts of terrorism, outbreaks of disease (such as the
COVID-19
pandemic) or other factors affecting such carriers’ ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs and costs associated with any regulations to address climate change. For example, our third-party providers have experienced transportation disruptions and restrictions due to the
COVID-19
pandemic and delays stemming from delayed shipments from Asian ports, congestion at west coast ports, and a shortage of shipping containers needed to ship our products, which has adversely impacted our inventory levels and resulted in elevated, and sometimes lengthy, customer backorders. Further, we have experienced, and may continue to experience shortages of raw materials used to make our products. Failure to deliver merchandise in a timely and effective manner could cause customers to cancel their orders and could damage our reputation and brands. In addition, fuel costs have been volatile and airline and other transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment expenses could negatively affect our business and operating results.

Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results.
Our
e-commerce
business depends, in part, on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations in our distribution facilities, our customer care centers and on our
e-commerce
websites. Disruptions or slowdowns in these areas could result from disruptions in telephone or network services, power outages, inadequate system capacity, system hardware or software issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, insufficient or inadequate labor to fulfill the orders, disruptions in our third-party labor contracts, inefficiencies due to inventory levels and limited distribution facility space, issues with third-party order fulfillment and drop shipping, natural disasters, adverse weather conditions, outbreaks of disease (such as the
COVID-19
pandemic) or acts of terrorism. Industries that are particularly seasonal, such as the home furnishings business, face a higher risk of harm from operational disruptions during peak sales seasons. These problems could result in a reduction in sales as well as increased expenses.
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
Our
e-commerce
channel has been our fastest growing business over the last several years and represented more than 70% of our net revenues and profits in fiscal 2020. The success of our
e-commerce
business depends, in part, on third parties and factors over which we have limited control. We must continually respond to changing consumer preferences and buying trends relating to
e-commerce
usage, including an emphasis on mobile
e-commerce.
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
We are also vulnerable to certain additional risks and uncertainties associated with our
e-commerce
and mobile websites and digital marketing efforts, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; vendor reliability; changes in applicable federal and state regulations, such as the California Consumer Privacy Act (“CCPA”), and related compliance costs; security breaches; and consumer privacy concerns. We must keep up to date with competitive technology trends and opportunities that are emerging throughout the retail environment, including the use of new or improved technology, evolving creative user interfaces, and other
e-commerce
marketing trends such as paid search,
re-targeting,
loyalty programs and the proliferation of mobile usage, among others. While we endeavor to predict and invest in technology that is most relevant and beneficial to our company, such as our acquisition of Outward, Inc. in 2017, our initiatives may not prove to be successful, may increase our costs, or may not succeed in driving sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales or margin in our
e-commerce
business, require us to impair certain assets, and damage our reputation and brands.
Declines in our comparable brand revenues may harm our operating results and cause a decline in the market price of our common stock.
Various factors affect comparable brand revenues, including the number, size and location of stores we open, close, remodel or expand in any period, the overall economic and general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation and in our
e-commerce
business and fluctuations in foreign exchange rates. Among other things, weather conditions have affected, and may continue to affect, comparable brand revenues by limiting our ability to deliver our products to our stores, altering consumer behavior, or requiring us to close certain stores temporarily, thus reducing store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused, and may continue to cause, our comparable brand revenue results to differ materially from prior periods and from earnings guidance we have provided. For example, the overall economic and general retail sales environment, as well as local and global economic conditions, has caused a significant decline in our comparable brand revenue results in the past. In addition, public health conditions (such as the
COVID-19
pandemic), or other unforeseen events, could affect our ability to deliver our products to our stores, alter consumer behavior, or require us to close certain stores temporarily or reduce customer capacity within certain stores temporarily, thus reducing store traffic and materially impacting our comparable brand revenues.
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
We use catalog mailings in the course of our marketing activities. The cost of paper, printing and catalog distribution impacts our catalog business. Postal rates affect the cost of our catalog mailings, which may be increased at any time. Postal service delays can affect the timing of catalog delivery, which could cause customers to forego or defer purchases. We have also consolidated all of our catalog printing work with one printer and all of our paper purchasing through a single broker, which subjects us to various risks if the vendor or broker fails to perform under our agreements. Paper costs have also fluctuated significantly in the past and may continue to fluctuate in the future, due, in part, to consolidation within the paper industry. Our dependence on a single broker and/or further consolidation in the paper industry could limit our ability in the future to obtain favorable terms including price, custom paper quality, paper quantity and service.
We have historically experienced fluctuations in our customers’ response to our catalogs. Customer response to our catalogs is substantially dependent on merchandise assortment, availability and creative presentation, as well as the selection of customers to whom the catalogs are mailed, timing of delivery of our mailings, the general retail sales environment and current domestic and global economic conditions. In addition, environmental organizations and other consumer advocacy groups may attempt to create an unfavorable impression of our paper use in catalogs and our distribution of catalogs generally, which may have a negative effect on our sales and our reputation. In addition, if we misjudge the correlation between our catalog circulation and net sales, or if our catalog strategy overall does not continue to be successful, our results of operations could be negatively impacted.
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
As noted above, approximately 30% of our net revenues are generated by our retail stores. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors, including:

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
Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographic surveys regarding the location of consumers in our target market segments. While we believe that the surveys and other relevant information are helpful indicators of suitable store locations, we recognize that these information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, changes in demographics, in consumer shopping patterns, such as a reduction in mall traffic, in the types of merchandise that we sell and in the pricing of our products, may reduce the number of suitable store locations or cause formerly suitable locations to become less desirable. Further, time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays or unexpected cancellations. We may not be able to open new stores or, if opened, operate those stores profitably. Construction and other delays in store openings could have a negative impact on our business and operating results. Additionally, we may not be able to renegotiate the terms of our current leases or close our underperforming stores on terms favorable to us, any of which could negatively impact our operating results. As a result of the
COVID-19
pandemic, the above factors have become even more unpredictable than they have been historically. Our typical methods of managing these risks and uncertainties may not be sufficient, and as a result, our business and operating results could be negatively impacted.
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
In addition, in the past, we have insourced certain aspects of our business, including certain technology services and the management of certain furniture manufacturing and delivery, each of which were previously outsourced to third-party providers. We may also need to continue to insource other aspects of our business in the future in order to control our costs and to stay competitive. This may cause disruptions in our business and result in increased cost to us. In addition, if we are unable to perform these functions better than, or at least as well as, our third-party providers, our business may be harmed.
If we fail to attract and retain key personnel, our business and operating results may be harmed.
Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any one of our key employees leaves, is seriously injured or unable to work, or fails to perform and we are unable to find a qualified replacement, we may be unable to execute our business strategy. In addition, our main offices are located in the San Francisco Bay Area, where competition for personnel with retail and technology skills can be intense. In addition, several of our strategic initiatives, including our technology and supply chain initiatives, require that we hire and/or develop employees with appropriate experience. We may not be successful in recruiting, retaining and motivating skilled personnel domestically or globally who have the requisite experience to achieve our global business goals, and failure to do so may harm our business. Further, in the event we need to hire additional personnel, we may experience difficulties in attracting and successfully hiring such individuals due to competition for highly skilled personnel, as well as the significantly higher cost of living expenses in our markets. Additionally, as a result the
COVID-19
pandemic, if long-term, remote or flexible work options become more commonplace, potential employees may choose to move to lower cost of living areas, which could negatively impact our ability to recruit appropriately skilled personnel for positions that cannot be performed remotely.
If we are unable to introduce new brands and brand extensions successfully, or to reposition or close existing brands, our business and operating results may be negatively impacted.
We have in the past and may in the future introduce new brands and brand extensions, reposition brands, close existing brands, or acquire new brands, especially as we continue to expand globally. Our newest brands and brand extensions — Williams Sonoma Home and Mark and Graham, any other new brands, our acquired brand, Rejuvenation, our expansion into new lines of business, including Outward, our new business to business division, which targets commercial businesses across a number of verticals, including commercial furniture and hospitality, and new businesses within Pottery Barn (Marketplace and Pottery Barn Apartment) may not grow as expected. The work involved with integrating new brands or businesses into our existing systems and operations could be time consuming, require significant amounts of management time and result in the diversion of substantial operational resources. Further, if we devote time and resources to new brands, acquired brands, brand extensions, brand repositioning, or new lines of business and those businesses are not as successful as we planned, then we risk damaging our overall business results or incurring impairment charges to write off any existing goodwill or intangible assets associated with previously acquired brands. As a result, we may not be able to introduce new brands in a manner that improves our overall business and/or operating results and may therefore be forced to close the brands or new lines of business, which may damage our reputation and/or negatively impact our operating results.
We may be subject to legal proceedings that could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There has been a rise in the number of lawsuits against companies like us regarding consumer protection, false advertising, data breach, and
e-commerce-related
patent infringement. From time to time, we have been subject to these types of lawsuits and are currently the subject of some of these types of lawsuits. The cost of defending against these types of claims or the ultimate resolution of any such claims against us, whether by settlement or adverse court decision, may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions by government agencies and private litigation. This could subject us to increased exposure to stockholder lawsuits and potential penalties related to regulatory inquiries. Additionally, in recent years there has been an increase in the number of employment claims and, in particular, discrimination and harassment claims. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment- or harassment-related lawsuits have had to terminate management or other key personnel, and have suffered reputational harm that has negatively impacted their business.
Risks Related to Technology
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
As our business expands globally, we are subject to data privacy and other similar laws in various foreign jurisdictions, such as the General Data Protection Regulation (“GDPR”) in the European Union and the CCPA. In addition, in November 2020, the California Privacy Rights Act (the “CPRA”) was passed in the General Election and will amend the CCPA when it takes effect in 2023, imposing new, and potentially broader, consumer privacy rights on businesses, including ours. The application and interpretation of these laws and regulations are often uncertain, and as the focus on data privacy and data protection increases globally and domestically, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
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
Our success depends, in part, on our ability to source, sell and distribute merchandise efficiently through appropriate systems and procedures. We are continually modifying our information technology systems, which involves updating or replacing legacy systems with successor systems over the course of several years. There are inherent risks associated with replacing our core systems, including supply chain and merchandising systems disruptions, that could affect our ability to get the correct products into the appropriate stores and delivered to customers. In addition, changes to any of our software implementation strategies could result in the impairment of software-related assets. We are also subject to the risks associated with the ability of our vendors to provide information technology solutions to meet our needs. Any disruptions could negatively impact our business and operating results.

In fiscal year 2020, we replaced our core financial reporting and human capital management systems with new enterprise resource planning systems to standardize our processes worldwide and adopt best-in-class
capabilities. As we utilize the systems going forward, we may experience periodic or prolonged disruption of our core financial and human capital operations, including our ability to complete our financial close and provide accurate financial reporting on a timely basis, and maintain our internal control compliance efforts. We may also experience errors in data and security or technical reliability issues. In order to realize the benefits of our systems, we may be required to change certain business and financial processes, which involves the risk of disruption to our operations or data errors. In addition, we are heavily reliant on third-party vendors for access to our systems and the accuracy of the functionality within the systems. If we encounter implementation or usage problems with these new systems or other related systems and infrastructure, or if the systems do not operate as intended, do not give rise to anticipated benefits, or fail to integrate properly with our other systems or software platforms, then our business, results of operations, and internal controls over financial reporting may be adversely affected.
Risks Related to our Vendors and Global Operations
Our dependence on foreign vendors and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.
Approximately 65% of our merchandise purchases in fiscal 2020 were sourced from foreign vendors predominantly in Asia and Europe. Our dependence on foreign vendors means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Although substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, the rising cost of labor in the countries in which our foreign vendors operate has resulted in increases in our costs of doing business. Any further increases in the cost of living in such countries may result in additional increases in our costs or in our foreign vendors going out of business.
We, and our foreign vendors, are also subject to other risks and uncertainties associated with changing economic, political, social, health and environmental conditions and regulations within and outside of the U.S. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), government regulations, trade restrictions, regulations to address climate change, employment and labor matters, wars and fears of war, political unrest, acts of terrorism, natural disasters, adverse weather, climate change, outbreaks of disease (such as the
COVID-19
pandemic), and other unexpected events. We cannot predict whether any of the countries from which our raw materials or products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments, such as the tariffs levied by the U.S. against China, or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including labor disputes resulting in work disruption, the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, war, political unrest, acts of terrorism, natural disasters, adverse weather, climate change, outbreaks of disease or other unexpected events, could increase the cost, reduce the supply of merchandise available to us, or result in excess inventory if merchandise is received after the planned or appropriate selling season, all of which could adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or increased tariffs or quotas, war, political unrest, acts of terrorism, natural disasters, adverse weather, climate change, outbreaks of disease or other trade disruptions. For example, the
COVID-19
pandemic has impacted our supply chain by forcing some factories that manufacture our merchandise to temporarily close or experience worker shortages and by causing delays in international shipping. In addition, an economic downturn, or failure of foreign markets, may result in financial instabilities for our foreign vendors, which may cause our foreign vendors to decrease production, discontinue selling to us, or cease operations altogether. Our global operations in Asia, Australia and Europe could also be affected by changing economic and political conditions in foreign countries, such as Brexit, which could have a negative effect on our business, financial condition and operating results.
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
Any inability to acquire suitable merchandise on acceptable terms or the loss of one or more of our foreign vendors or third-party agents could have a negative effect on our business and operating results because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new vendors or third-party agents, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those we currently purchase. In addition, we are subject to certain risks that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable to us, including risks related to the availability of raw materials, labor disputes, work disruptions or stoppages, union organizing activities, vendor financial liquidity, adverse weather, natural disasters, political unrest, war, acts of terrorism, outbreaks of disease (such as the
COVID-19
pandemic), general economic and political conditions and regulations to address climate change. For example, certain of our vendors have experienced work disruptions or stoppages, or transportation or other restrictions, due to the
COVID-19
pandemic, which has negatively impacted our ability to acquire merchandise, which has had an adverse effect on our results of operations.
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
We are currently growing our business and increasing our global presence by opening new stores outside of the U.S., expanding our franchise and shop-in-shop
operations, and offering shipping globally through third-party vendors. Since 2013, as part of our overall global expansion strategy, we have operated company-owned retail stores and
e-commerce
websites outside of North America. While our global expansion to date has been a small part of our business, we plan to continue to increase the number of stores we open both directly and through our franchise and shop-in-shop
arrangements. We have limited experience with global sales, understanding consumer preferences and anticipating buying trends in different countries, and marketing to customers overseas. Moreover, global awareness of our brands and our products may not be high. Consequently, we may not be able to successfully compete with established brands in these markets and our global sales may not result in the revenues we anticipate. Additionally, global economic or political instability, work disruptions or stoppages, or outbreaks of diseases (such as the
COVID-19
pandemic), may delay or harm our efforts to expand globally. Also, our products may not be accepted, either due to foreign legal requirements or due to different consumer tastes and trends. If our global growth initiatives are not successful, or if we or any of our third-party vendors fail to comply with any applicable regulations or laws, we may be forced to close stores or cease operations in certain countries, which may result in significant financial harm, diminish the value of our brands and negatively affect our future opportunities for global growth. Further, the administration of our global expansion may divert management attention and require more resources than we expect.
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
We have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea, and India, as well as
e-commerce websites
in certain locations. Under these agreements, our franchisees operate stores and/or
e-commerce
websites that sell goods purchased from us under our brand names. We continue to expand our franchise operations with our existing franchisees as well as seek to identify new franchise partnerships for select countries. The effect of these franchise arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new global markets. In addition, certain aspects of our franchise arrangements are not directly within our control, such as the ability of each franchisee to meet its projections regarding store openings and sales, and the impact of exchange rate fluctuations on their business. Moreover, while the agreements we have entered into may provide us with certain termination rights, to the extent that our franchisees do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the reputation and value of our brands could be impaired. In addition, in connection with these franchise arrangements, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable regulations or laws could have an adverse effect on our results of operations.

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
COVID-19
pandemic) and natural disasters in each country or region;

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

Risks Related to Taxes and Tariffs
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
The U.S. administration has enacted certain tariffs and proposed additional tariffs on many items sourced from China, including certain furniture, accessories, furniture parts, and raw materials for domestic furniture manufacturing products imported into the U.S. While we are executing against an aggressive tariff mitigation plan which includes cost reductions from vendors, moving production out of China to South East Asia and to the U.S., cost savings in other areas of the business, as well as select price increases, we may not be able to fully or substantially mitigate the impact of these tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could adversely affect customer sales, including potential delays in product received from our vendors, our cost of goods sold and results of operations.
Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results.
We are subject to income taxes in many U.S. and foreign jurisdictions. Our provision for income taxes is subject to volatility and could be adversely impacted by a number of factors that require significant judgment and estimation. Although we believe our estimates are reasonable, actual results may differ materially from our estimates and adversely affect our financial condition or operating results. We record income tax expense based on our estimates of future payments, which include reserves for our estimates of the additional income tax liability that is more likely than not to result from the ultimate resolution of foreign and domestic tax examinations. At any one time, many tax years are subject to examination by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly and annual effective tax rates as taxable events occur and uncertain tax positions are either evaluated or resolved. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or losses in countries with differing statutory tax rates or by changes to existing laws or regulations. For example, the Tax Act has not had an adverse effect on our results of operations and is not expected to have an adverse effect on our results of operations going forward, but it has had a material impact our effective tax rate.
Risks Related to our Financial Statements and Liquidity
We may require funding from external sources, which may not be available at the levels we require, or may cost more than we expect, and, as a consequence, our expenses and operating results could be negatively affected.
We regularly review and evaluate our liquidity and capital needs. We currently believe that our available cash and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months unless our retail stores and distribution centers are closed for an extended period of time or we experience a material decline in revenue, for example, due to the
COVID-19
pandemic. However, we might experience periods during which we encounter additional cash needs, and we might need additional external funding to support our operations. Although our credit facilities provide for a total of $700,000,000 in unsecured revolving lines of credit, in the event we require additional liquidity from our lenders, such funds may not be available to us on acceptable terms, or at all. In addition, in the event we were to breach any of our financial covenants, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing credit facility on less favorable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers, or our credit facilities, on terms that are acceptable to us, or at all, as the availability of credit facilities may become limited. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.
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
We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Insurance costs have recently increased and may continue to increase substantially in the future and may be affected by natural disasters, outbreaks of disease (such as the
COVID-19
pandemic), climate change, fear of terrorism, financial irregularities, cybersecurity breaches and other fraud at publicly-traded companies, intervention by the government or political crises and instability, an increase in the number of claims received by the carriers, and a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies may go out of business or be otherwise unable to fulfill their contractual obligations, or may disagree with our interpretation of the coverage or the amounts owed. In addition, for certain types or levels of risk, such as risks associated with certain natural disasters or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable rates, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured and we purchase insurance only for catastrophic types of events for such risks as workers’ compensation, employment practices liability, employee health benefits, product and other general liability claims, among others. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and related expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.
If our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and analysts, our stock price may decline.
We typically provide public guidance on our expected operating and financial results for future periods on an annual basis only, as we believe this approach is better aligned with the long-term view we take in managing our business and our focus on long-term stockholder value creation. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided or the expectations of our investors and analysts, especially in times of economic uncertainty. In the past, when we have reduced our previously provided guidance, the market price of our common stock has declined. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of our investors and analysts or if we reduce our guidance for future periods, the market price of our common stock may decline.
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
Global financial markets can experience extreme volatility, disruption and credit contraction, which adversely affect global economic conditions. Such turmoil in financial and credit markets, including as a result of the
COVID-19
pandemic, or other changes in economic conditions could adversely affect sources of liquidity available to us and our costs of capital. For example, each financial institution in the syndicate for our credit facilities is responsible for providing a portion of the loans to be made under the facilities. If any lender, or group of lenders, with a significant portion of the commitments in our credit facilities fails to satisfy its obligations to extend credit under the facilities and we are unable to find a replacement for such lender or group of lenders on a timely basis, if at all, our liquidity and our business may be materially adversely affected. Should we need it, we also may not be able to obtain additional credit on terms which are acceptable to us, if at all.

Changes in the method of determining the London Interbank Offered Rate, or LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our financial condition and results of operations.
Certain of our financial obligations and instruments, including our credit facilities, are or may be made at variable interest rates that use LIBOR (or metrics derived from or related to LIBOR) as a benchmark for establishing the interest rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to perform differently than in the past or to disappear entirely. These reforms may also result in new methods of calculating LIBOR to be established, or alternative reference rates to be established. For example, the Federal Reserve Bank of New York has begun publishing a Secured Overnight Funding Rate, or SOFR, which is intended to replace U.S. dollar LIBOR, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. The potential consequences of these actions cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows, and liquidity.
If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.
We have historically repurchased our shares through our stock repurchase program and paid a common stock dividend each year. As of January 31, 2021, we had approximately $424,982,000 remaining for future repurchases under our stock repurchase program. In March 2021, our Board of Directors approved a $1,000,000,000 share repurchase authorization, which superseded the remaining outstanding under our current stock repurchase program. The stock repurchase program and dividend may require the use of a significant portion of our cash earnings, which are also needed to fund our operations and finance future growth. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures, which could adversely affect our financial performance. Further, our Board of Directors may, at its discretion, decrease or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited or eliminated at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors, including the impact of the
COVID-19
pandemic on our liquidity, that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may negatively impact our stock price.
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
Changes to existing accounting rules or regulations may impact our future operating results. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective. The introduction of new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future, such as the revenue recognition standard, which was effective for us in fiscal 2018, and the new lease accounting standard, which was effective for us in fiscal 2019. Future changes to accounting rules or regulations, or the questioning of current accounting practices, may adversely affect our operating results.
In preparing our financial statements we make certain assumptions, judgments and estimates that affect the amounts reported, which, if not accurate, may impact our financial results.
We make assumptions, judgments and estimates that impact amounts reported in our consolidated financial statements for a number of items, including merchandise inventories, long-lived assets, leases, goodwill, and income taxes, among others. These assumptions, judgments and estimates are derived from historical experience and various other factors that we believe are reasonable under the circumstances as of the date our consolidated financial statements are prepared. Actual results could differ materially from our estimates, and such differences may impact our financial results.
Changes to estimates related to our cash flow projections may cause us to incur impairment charges related to our long-lived assets for our retail store locations and other property and equipment, including information technology systems, as well as goodwill.
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
For our store locations, our gross leased store space as of January 31, 2021 totaled approximately 6,301,000 square feet for 581 stores compared to approximately 6,558,000 square feet for 614 stores as of February 2, 2020.

Leased Properties
The following table summarizes the location and size of our leased facilities occupied by us as of January 31, 2021:

Location	Occupied Square Footage (Approximate)
Distribution and Manufacturing Facilities
Mississippi	2,258,000
New Jersey	2,103,000
California	2,030,000
Texas	1,298,000
Georgia	1,075,000
Tennessee	603,000
North Carolina	442,000
Ohio	153,000
Massachusetts	140,000
Florida	135,000
Oregon	91,000
Colorado	80,000

Corporate Facilities
California	269,000
New York	238,000
Oregon	49,000

Customer Care Centers
Nevada	36,000
Other	32,000
In addition to the above leased properties, we enter into agreements for other offsite storage needs for our distribution facilities and our retail store locations, as necessary. As of January 31, 2021, the total leased space related to these properties was not material to us and is not included in the occupied square footage reported above.
Owned Properties
As of January 31, 2021, we owned 471,000 square feet of space, primarily in California, for our corporate headquarters and certain data center operations.
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
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The closing price of our common stock on the NYSE on March 21, 2021 was $174.84.
STOCKHOLDERS
The number of stockholders of record of our common stock as of March 21, 2021 was 299. This number excludes stockholders whose stock is held in nominee or street name by brokers.
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
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Williams-Sonoma, Inc., the NYSE Composite Index,
and S&P Retailing

*	$100 invested on 1/31/16 in stock or index, including reinvestment of dividends. Fiscal year ending January 31, 2021.

	1/31/16	1/29/17	1/28/18	2/3/19	2/2/20	1/31/21
Williams-Sonoma, Inc.	$100.00	$94.58	$109.64	$114.38	$152.80	$287.90
NYSE Composite Index	$100.00	$119.63	$146.03	$137.82	$156.52	$169.59
S&P Retailing	$100.00	$120.09	$174.49	$186.29	$219.46	$316.05
Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indices are re-weighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

STOCK REPURCHASE PROGRAM
During fiscal 2020, we repurchased 1,496,100 shares of our common stock at an average cost of $100.26 per share and a total cost of $150,000,000. As of January 31, 2021, there was approximately $424,982,000 remaining under our current stock repurchase program. In March 2021, our Board of Directors authorized a new stock repurchase program for $1,000,000,000, which replaced our existing program. During fiscal 2019, we repurchased 2,341,931 shares of our common stock, of which 16,368 shares were designated as treasury stock, at an average cost of $63.55 per share and a total cost of $148,834,000. During fiscal 2018, we repurchased 5,373,047 shares of our common stock at an average cost of $54.96 per share and a total cost of $295,304,000.
The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2020 under our stock repurchase program:

Fiscal period	Total Number of Shares Purchased 1	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program 1	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
November 2, 2020 – November 29, 2020	125,310	$ 98.91	125,310	$ 453,539,000
November 30, 2020 – December 27, 2020	116,800	$ 108.75	116,800	$ 440,837,000
December 28, 2020 – January 31, 2021	134,655	$ 117.75	134,655	$ 424,982,000
Total	376,765	$ 108.69	376,765	$ 424,982,000

1	Excludes shares withheld for employee taxes upon vesting of stock-based awards.
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

ITEM 6.	SELECTED FINANCIAL DATA
Five-Year Selected Financial Data

In thousands, except percentages, per share amounts and retail stores data	Fiscal 2020 (52 Weeks)	Fiscal 2019 (52 Weeks)	Fiscal 2018 1 (53 Weeks)	Fiscal 2017 (52 Weeks)	Fiscal 2016 (52 Weeks)
Results of Operations
Net revenues	$6,783,189	$5,898,008	$5,671,593	$5,292,359	$5,083,812
Net revenue growth	15.0%	4.0%	7.2%	4.1%	2.2%
Comparable brand revenue growth 2	17.0%	6.0%	3.7%	3.2%	0.7%
Gross profit	$2,636,269	$2,139,092	$2,101,013	$1,931,711	$1,883,310
Gross margin	38.9%	36.3%	37.0%	36.5%	37.0%
Operating income	$910,697	$465,874	$435,953	$453,811	$472,599
Operating margin 3	13.4%	7.9%	7.7%	8.6%	9.3%
Net earnings	$680,714	$356,062	$333,684	$259,545	$305,387
Basic earnings per share	$8.81	$4.56	$4.10	$3.03	$3.45
Diluted earnings per share	$8.61	$4.49	$4.05	$3.02	$3.41
Shares used in calculation of earnings per share: Basic	77,260	78,108	81,420	85,592	88,594
Diluted	79,055	79,225	82,340	86,080	89,462
Financial Position
Working capital 4	$619,080	$146,080	$619,531	$628,622	$405,924
Total assets 4	$4,661,424	$4,054,042	$2,812,844	$2,785,749	$2,476,879
Return on assets 4	15.6%	10.4%	11.9%	9.9%	12.5%
Net cash provided by operating activities	$1,274,848	$607,294	$585,986	$499,704	$524,709
Capital expenditures	$169,513	$186,276	$190,102	$189,712	$197,414
Long-term debt and other long-term liabilities 4	$1,141,627	$1,180,968	$380,944	$372,226	$71,215
Stockholders’ equity	$1,651,185	$1,235,860	$1,155,714	$1,203,566	$1,248,220
Stockholders’ equity per share (book value)	$21.63	$16.02	$14.66	$14.37	$14.29
Return on equity	47.2%	29.8%	28.3%	21.2%	25.0%
Annual dividends declared per share	$2.02	$1.92	$1.72	$1.56	$1.48
Number of stores at year-end	581	614	625	631	629
Store selling square footage at year-end	3,975,000	4,129,000	4,105,000	4,019,000	3,951,000
Store leased square footage at year-end	6,301,000	6,558,000	6,557,000	6,451,000	6,359,000

1
In fiscal 2018, we adopted Accounting Standards Update (“ASU”)
2014-09,
Revenue from Contracts with Customers, using the modified retrospective method. Amounts reported for fiscal 2017 and fiscal 2016 have not been adjusted, and continue to be reported in accordance with previous revenue recognition guidance.

2
Comparable brand revenue is calculated on a
52-week
to
52-week
basis, with the exception of fiscal 2018 which is calculated on a
53-week
to
53-week
basis. See definition of comparable brand revenue within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

3	Operating margin is defined as operating income as a percent of net revenues.
4
In fiscal 2019, we adopted ASU
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
The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended January 31, 2021 (“fiscal 2020”), and the 52 weeks ended February 2, 2020 (“fiscal 2019”) should be read in conjunction with our Consolidated Financial Statements and notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
A discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended February 2, 2020 (“fiscal 2019”), compared to the 53 weeks ended February 3, 2019 (“fiscal 2018”), can be found under Item 7 in our Annual Report on Form
10-K
for fiscal 2019, filed with the SEC on March 27, 2020, which is available on the SEC’s website at www.sec.gov and under the Financial Reports section of our Investor Relations website.
OVERVIEW
Williams-Sonoma, Inc. is a specialty retailer of high-quality sustainable products for the home. Our products, representing distinct merchandise strategies — Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, and Mark and Graham — are marketed through
e-commerce
websites, direct-mail catalogs and retail stores. These brands are also part of The Key Rewards, our free-to-join
loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea and India, as well as
e-commerce
websites in certain locations. We are also proud to lead the industry with our ESG efforts.
COVID-19
On March 11, 2020, the World Health Organization declared
COVID-19
to be a global pandemic and recommended containment and mitigation measures worldwide. In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the
COVID-19
pandemic. As of January 31, 2021, the majority of our retail stores have reopened for in-person
shopping. However, given the continued uncertainty around
COVID-19
due to high rates of infections in certain areas, state and local officials in certain geographies have extended closures or restrictions on retail capacity, which may continue to impact our store traffic and retail revenues, and may result in future store impairments. Throughout fiscal 2020, we have continued to operate our
e-commerce
sites and distribution centers and continued to deliver products to our customers. However, governmental mandates, illness, or the absence of a substantial number of distribution center employees may require in the future that we temporarily close one or more of our distribution centers, or may prohibit or significantly limit us, or our third-party logistics providers from delivering packages to our customers and our stores, which could complicate or prevent us from fulfilling
e-commerce
orders and supplying merchandise to our stores.
Fiscal 2020 Financial Results
Net revenues in fiscal 2020 increased by $885,181,000, or 15.0%, compared to fiscal 2019, with comparable brand revenue growth of 17.0% and double-digit comparable brand revenue growth across all our brands. This was primarily driven by an increase of approximately 44% in
e-commerce
revenues, due to both an increase in demand for our product as well as a larger portion of our net revenues being driven by furniture, which has a higher average selling price, partially offset by a decrease in retail revenues driven by limited capacity in stores and reduced customer store traffic due to
COVID-19.
During fiscal 2020, we delivered double-digit comparable brand revenue growth across all our brands. The Williams Sonoma brand delivered comparable brand revenue growth of 23.8% as we implemented a content-driven marketing strategy that featured exclusive products and relevant lifestyle stories over promotions. We also grew our exclusive products to 70% of our total business, consistent with one of our key strategic initiatives to increase the mix of product that is only available at Williams Sonoma. In our Pottery Barn Kids and Teen business, we delivered 16.6% comparable brand revenue growth, as we continue to amplify our leadership in design and sustainability in the children’s home furnishings business. In addition to strong core introductions in furniture, we have added a new modern aesthetic that is driving growth and attracting new customers to our brands. The Pottery Barn brand delivered comparable brand revenue growth of 15.2% and our multi-year work to improve our value proposition is paying off. Our value-engineered products are attracting new customers and we believe our multi-step finish, high-quality furniture pieces are the best value in the market. In West Elm, we delivered strong comparable brand revenue growth of 15.2% on top of 14.4% last year. We continue to build this business with original design and by filling white space in underdeveloped categories. And, our emerging brands, Rejuvenation and Mark and Graham, combined delivered another year of double-digit comparable brand revenue growth.
We ended the year with a cash balance of $1,200,337,000, compared to $432,162,000 last year, which reflects our strong financial performance as well as operating cash flow, which was more than double last year. In addition to our strong cash balance, we also ended the year with no amount outstanding under our line of credit. This strong liquidity position allowed us to fund the operations of the business, and to provide shareholder returns of approximately $307,645,000 through dividends and share repurchases.
In fiscal 2020, diluted earnings per share was $8.61 (which included a $0.26 impact related to store asset impairments, a $0.13 impact from acquisition-related expenses of Outward, Inc., an $0.11 impact related to inventory write-offs, and a $0.06 benefit related to the adjustment of certain deferred tax assets and liabilities) versus $4.49 in fiscal 2019 (which included a $0.30 impact from acquisition-related expenses and the operations of Outward, Inc., an $0.11 impact related to certain employment-related expenses, and an $0.08 benefit related to the adjustment of a deferred tax liability).
Throughout fiscal 2020, our three key differentiators were instrumental to our strong financial performance. They are: our in-house
design, our
digital-first
channel strategy, and our values.
Our
in-house
teams design our own products, create original aesthetics, and work with our talented vendors to bring quality, sustainable products to market. The majority of our products cannot be found elsewhere and the design, quality, and value that we offer is strong. Throughout fiscal 2020, we were very deliberate in reducing promotions in all of our brands, resulting in product margin expansion compared to fiscal 2019.
Our second differentiator is our digital-first channel strategy. One of the key reasons for our results over the past year was because our e-commerce platform was able to serve our customers at scale. In our digital channels, we have been acquiring a significant number of new customers all year, and our customer retention metrics continue to improve among new customers. We are digital-first but not digital only. Our stores are a competitive advantage that support our online business, for customers who want to experience our products in person, as well as for those who prefer the convenience of our omni-channel fulfillment services, including buy online pick up in store and ship from store.
Our third differentiator is our values. We care deeply about sustainability, equity action and supporting our associates and the communities where we work. We believe our commitment to sustainability is one of the main reasons our customers choose us over our competitors and diversity, equity and inclusion is central to who we are as a company. We continued to support our associates and customers throughout fiscal 2020 by continuing to pay our associates during the initial months of COVID-19 while our stores and offices were closed, providing pandemic bonuses and hourly wage increases to our frontline workers, as well as providing personal protective gear and COVID-19 testing to our store and supply chain associates.
Looking Ahead to 2021
As we look forward to the year ahead, we will continue to focus on our three key differentiators to drive net revenue and operating margin growth. In our retail stores, we plan to further optimize our store footprint with fewer, better stores that serve as design centers and omni-channel fulfillment hubs. We believe our digital-first channel strategy will continue to accelerate, with our future growth driven predominantly by
e-commerce.
In our

supply chain, we expect to expand our U.S. manufacturing and fulfillment capacity by over
20%-30%
next year, including adding close to two million square feet of distribution space to our delivery network. We also plan to deepen our sustainability commitments including our goal to reach 100% responsibly-sourced cotton and 50% responsibly-sourced wood. In fiscal 2021, we believe operating margin expansion will predominantly be driven by overall sales leverage from higher sales levels, a continued shift to our more efficient and profitable e-commerce business, as well as reduced occupancy costs, continued strength in our product margins, and overall strong financial discipline. However, we have experienced and may continue to experience delays in inventory receipts due to
COVID-19-related
slowdowns, inclement weather, port congestion, and shipping container shortages, and we have incurred and may continue to incur higher shipping charges as we deliver goods to our customers. In addition, given the continued uncertainty around
COVID-19
and extended closures or restrictions on retail capacity by state and local officials in certain geographies, we have experienced and may continue to experience reduced store traffic. Overall, the long-term impact of
COVID-19
on our business, results of operations and financial condition still remains uncertain. A prolonged pandemic could further interrupt our operations, our vendors’ operations, the economy and overall consumer spending, which could have a material impact on our revenues, results of operations, and cash flows. For more information on risks associated with
COVID-19,
please see “Risk Factors” in Part I, Item 1A.

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
credit cards.
Net revenues in fiscal 2020 increased by $885,181,000, or 15.0%, compared to fiscal 2019, with comparable brand revenue growth of 17.0% and double-digit comparable brand revenue growth across all our brands. This was primarily driven by an increase of approximately 44% in e-commerce revenues, due to both an increase in demand for our product as well as a larger portion of our net revenues being driven by furniture, which has a higher average selling price, partially offset by a decrease in retail revenues driven by limited capacity in stores and reduced customer store traffic due to
COVID-19.
The following table summarizes our net revenues by brand for fiscal 2020 and fiscal 2019:

In thousands	Fiscal 2020	Fiscal 2019
Pottery Barn	$2,526,241	$2,214,397
West Elm	1,682,254	1,466,537
Williams Sonoma	1,242,271	1,032,368
Pottery Barn Kids and Teen	1,042,531	908,561
Other 1	289,892	276,145
Total	$6,783,189	$5,898,008

1	Primarily consists of net revenues from our international franchise operations, Rejuvenation and Mark and Graham.
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

Comparable brand revenue growth	Fiscal 2020	Fiscal 2019
Pottery Barn	15.2%	4.1%
West Elm	15.2	14.4
Williams Sonoma	23.8	0.4
Pottery Barn Kids and Teen	16.6	4.5
Total 1	17.0%	6.0%

1	Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

RETAIL STORE DATA

	Fiscal 2020	1	Fiscal 2019
Store count – beginning of year	614		625
Store openings	10		14
Store closings	(43)		(25)
Store count – end of year	581		614
Store selling square footage at year-end	3,975,000		4,129,000
Store leased square footage (“LSF”) at year-end	6,301,000		6,558,000

1	Store count at the end of the year for fiscal 2020 includes stores temporarily closed due to COVID-19. Store count data excludes temporary closures and re-openings of our stores due to COVID-19.

	Fiscal 2020		Fiscal 2019
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Williams Sonoma	198	6,800	211	6,900
Pottery Barn	195	14,600	201	14,400
West Elm	121	13,100	118	13,100
Pottery Barn Kids	57	7,800	74	7,700
Rejuvenation	10	8,500	10	8,500
Total	581	10,800	614	10,700
COST OF GOODS SOLD

In thousands	Fiscal 2020	% Net Revenues	Fiscal 2019	% Net Revenues
Cost of goods sold 1	$4,146,920	61.1%	$3,758,916	63.7%

1	Includes occupancy expenses of $696.3 million and $710.5 million fiscal 2020 and fiscal 2019, respectively.
Cost of goods sold includes cost of goods, occupancy expenses and shipping costs. Cost of goods consists of cost of merchandise, inbound freight expenses, freight-to-store
expenses and other inventory related costs such as replacements, damages, obsolescence and shrinkage. Occupancy expenses consist of rent, depreciation and other occupancy costs, including common area maintenance, property taxes and utilities. Shipping costs consist of third-party delivery services and shipping materials.
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
Fiscal 2020 vs. Fiscal 2019
Cost of goods sold increased by $388,004,000, or 10.3%, in fiscal 2020 compared to fiscal 2019. Cost of goods sold as a percentage of net revenues decreased to 61.1% in fiscal 2020 from 63.7% in fiscal 2019. This rate decrease was primarily driven by higher merchandise margins from reduced promotional activity in fiscal 2020 and the leverage of occupancy expenses resulting from higher sales and reduced occupancy costs year-over-year due to our efforts to renegotiate rent and close less profitable stores. This decrease was partially offset by higher shipping costs due to a significantly greater portion of our total net revenues being generated from
e-commerce
and surcharges from our third-party shippers, as well as inventory write-offs of approximately $11,378,000 resulting from the closure of our outlet stores due to
COVID-19
in the first quarter of fiscal 2020.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In thousands	Fiscal 2020	% Net Revenues	Fiscal 2019	% Net Revenues
Selling, general and administrative expenses	$1,725,572	25.4%	$1,673,218	28.4%
Selling, general and administrative expenses consist of
non-occupancy-related
costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third-party credit card processing and other general expenses.
Fiscal 2020 vs. Fiscal 2019
Selling, general and administrative expenses increased by $52,354,000, or 3.1%, for fiscal 2020, compared to fiscal 2019. Selling, general and administrative expenses as a percentage of net revenues decreased to 25.4% for fiscal 2020 from 28.4% for fiscal 2019. This rate decrease was primarily driven by lower advertising costs as we further optimized our digital spend on those initiatives that drove higher returns in traffic and conversion, and the leverage of employment costs from higher sales and lower variable store payroll. This decrease was partially offset by store asset impairment charges of approximately $27,069,000 for fiscal 2020 due in part to the impact of
COVID-19
on our retail stores.
INCOME TAXES
The effective income tax rate was 23.9% for fiscal 2020 and 22.1% for fiscal 2019. The increase in the effective tax rate in fiscal 2020 is primarily due to the tax effect of the change in the mix and level of our earnings.
LIQUIDITY AND CAPITAL RESOURCES
As of January 31, 2021, we held $1,200,337,000 in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts and money market funds, and of which $147,464,000 was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
Throughout the fiscal year, we utilize our cash resources to build our inventory levels in preparation for our fourth quarter holiday sales. In fiscal 2021, we plan to use our cash resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, stock repurchases and dividend payments, early repayment of our term loan and property and equipment purchases.
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
During fiscal 2020, we had borrowings of $487,823,000 under our revolver, all of which were repaid prior to the end of the fiscal year. No amounts were outstanding as of January 31, 2021. Additionally, as of January 31, 2021, a total of $12,609,000 in issued but undrawn standby letters of credit were outstanding under our revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
In May 2020, we entered into an amendment to our credit facility, which, among other changes, extends the maturity date and amends the interest rate of the term loan, modifies covenants under the credit facility, and maintains the maturity date and interest rate of the revolver.
As of January 31, 2021, we had $300,000,000 outstanding under our term loan. In February 2021, prior to maturity, we repaid the full outstanding balance on the term loan.

In addition to the Credit Facility Amendment, during the second quarter of fiscal 2020 we entered into a new agreement (the
“364-Day
Credit Agreement”) for an additional $200,000,000 unsecured revolving line of credit. During fiscal 2020, we had no borrowings under the
364-Day
Credit Agreement. We do not expect to renew the 364-Day Credit Agreement upon its maturity in May 2021.
The Credit Facility Amendment and the
364-Day
Credit Agreement contain certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of January 31, 2021, we were in compliance with our financial covenants under our credit facilities and, based on our current projections, we expect to remain in compliance throughout the next 12 months. We believe our cash on hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations over the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $35,000,000, each of which matures on August 22, 2021. The letter of credit facilities contain covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of January 31, 2021, an aggregate of $3,843,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration date possible for any future letters of credit issued under the facilities is January 19, 2022.
Cash Flows from Operating Activities
For fiscal 2020, net cash provided by operating activities was $1,274,848,000 compared to $607,294,000 in fiscal 2019. For fiscal 2020, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash
items, an increase in accrued expenses and other liabilities, a decrease in merchandise inventories and an increase in gift card and other deferred revenue. Net cash provided by operating activities compared to fiscal 2019 increased primarily due to an increase in net earnings, an increase in accrued expenses and other liabilities, an increase in gift card and other deferred revenue and a decrease in merchandise inventories.
Cash Flows from Investing Activities
For fiscal 2020, net cash used in investing activities was $168,884,000 compared to $185,548,000 in fiscal 2019 and was primarily attributable to purchases of property and equipment.
Cash Flows from Financing Activities
For fiscal 2020, net cash used in financing activities was $343,019,000 compared to $327,226,000 in fiscal 2019 and was primarily attributable to the payment of dividends and repurchases of common stock. Net cash used in financing activities compared to fiscal 2019 increased primarily due to an increase in the payment of dividends.
Dividends
In fiscal 2020 and fiscal 2019, total cash dividends declared were approximately $163,316,000, or $2.02 per common share, and $156,103,000, or $1.92 per common share, respectively. In March 2021, our Board of Directors authorized a $0.06, or 11.3%, increase in our quarterly cash dividend, from $0.53 to $0.59 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.
Stock Repurchase Program
See section titled “Stock Repurchase Program” within Part II, Item 5 of this Annual Report on Form
10-K
for further information.

Contractual Obligations
The following table provides summary information concerning our future contractual obligations as of January 31, 2021:

	Payments Due by Period 1
In thousands	Fiscal 2021	Fiscal 2022 to Fiscal 2024	Fiscal 2025 to Fiscal 2026	Thereafter	Total
Current debt 2	$300,000	$—	$—	$—	$300,000
Interest	542	—	—	—	542
Operating leases 3	267,760	605,121	263,192	291,356	1,427,429
Purchase obligations 4	1,350,121	22,456	—	—	1,372,577
Total	$1,918,423	$627,577	$263,192	$291,356	$3,100,548

1
This table excludes $46.9 million of liabilities for unrecognized tax benefits associated with uncertain tax positions as we are not able to reasonably estimate when and if cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in our accompanying Consolidated Balance Sheet as of January 31, 2021.

2
Current debt consists of term loan borrowings under our credit facility, all of which was repaid in full, prior to maturity, in February 2021. See Note C to our Consolidated Financial Statements for discussion of our borrowing arrangements.

3
Projected undiscounted payments include only those amounts that are fixed and determinable as of the reporting date. See Note E to our Consolidated Financial Statements for discussion of our operating leases.

4	Represents estimated commitments at year-end to purchase inventory and other goods and services in the normal course of business to meet operational requirements.
Other Contractual Obligations
We have other liabilities reflected in our Consolidated Balance Sheet. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. The timing of these payments cannot be determined, except for amounts estimated to be payable in fiscal 2021, which are included in our current liabilities as of January 31, 2021.
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
Commercial Commitments
The following table provides summary information concerning our outstanding commercial commitments as of January 31, 2021:

	Amount of Outstanding Commitment Expiration by Period 1
In thousands	Fiscal 2021	Fiscal 2022 to Fiscal 2024	Fiscal 2025 to Fiscal 2026	Thereafter	Total
Standby letters of credit	$12,609	$—	$—	$—	$12,609
Letter of credit facilities	3,843	—	—	—	3,843
Total	$16,452	$—	$—	$—	$16,452

1	See Note C to our Consolidated Financial Statements for discussion of our borrowing arrangements.

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
Reserves for shrinkage are estimated and recorded throughout the year based on historical shrinkage results, cycle count results within our distribution centers, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end
based on the results of our cycle counts and year end physical inventory counts, and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution facilities and off-site
storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no shrinkage reserve at year-end.
Historically, actual shrinkage has not differed materially from our estimates.
Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on our net earnings. As of January 31, 2021 and February 2, 2020, our inventory obsolescence reserves were $9,827,000 and $13,424,000, respectively.
Long-lived Assets
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. The asset group is comprised of both property and equipment and operating lease right-of-use
assets. Impairment may result when the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows over its remaining useful life. For store asset impairment, our estimate of undiscounted future cash flows over the store lease term is based upon our experience, the historical operations of the stores and estimates of future store profitability and economic conditions. The estimates of future store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment costs, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. For right-of-use
assets, we determine the fair value of the assets by using estimated market rental rates. These estimates can be affected by factors such as future store results, real estate supply and demand, store closure plans, and economic conditions that can be difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the excess of the asset or asset group’s net carrying value over its estimated fair value. We measure property and equipment at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy (see Note M to our Consolidated Financial Statements). We measure right-of-use
assets at fair value on a nonrecurring basis using Level 2 inputs, primarily market rental rates, that are corroborated by market data. Where Level 2 inputs are not readily available, we use Level 3 inputs. Fair value of these long-lived assets is based on the present value of estimated future cash flows using a discount rate commensurate with the risk.
Given the material reductions in our retail store revenues and operating income during fiscal 2020 as a result of the COVID-19 pandemic, we evaluated our estimates and assumptions related to our stores’ future sales and cash flows, and performed a comprehensive review of our stores’ long-lived assets for impairment, including both property and equipment and operating lease right-of-use
assets, at an individual store level. Our assumptions account for the estimated impact on future cash flows from the recent temporary store closures and capacity restrictions, including reduced store traffic and longer recovery times in those stores we have re-opened,
as well as the reinstatement of closures or restrictions on retail capacity in certain areas.
These events and changes in circumstances, including a more prolonged and/or severe
COVID-19
pandemic and the reinstatement of closures or restrictions on retail capacity, may lead to increased impairment risk in the future; therefore, we will continue to monitor events and changes in circumstances that may indicate the need to test our long-lived assets, including goodwill, for potential impairment.
During fiscal 2020, we recognized asset impairment charges of approximately $19,204,000 related to property and equipment and $7,865,000 related to right-of
use assets for our retail stores, which is recognized within selling, general and administrative expenses. During fiscal 2019, we recognized an approximate $3,303,000, net of tax, reduction to the opening balance of retained earnings resulting from the impairment of certain long-lived assets upon adoption of Accounting Standards Update (“ASU”)
2016-02,
Leases
.
Leases
We lease store locations, distribution and manufacturing facilities, corporate facilities, customer care centers and certain equipment for our U.S. and foreign operations with initial terms generally ranging from 2 to 22 years. We determine whether an arrangement is or contains a lease at inception by evaluating potential lease agreements, including service and operating agreements, to determine whether an identified asset exists that we control over the term of the arrangement.
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

Our leases generally do not provide information about the rate implicit in the lease. Therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. We use judgment in determining our incremental borrowing rate, which is applied to each lease based on the lease term. An increase or decrease in the incremental borrowing rate applied would impact the value of our right-of-use
assets and lease liabilities.
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
Interest Rate Risk
Our revolver, our term loan and our
364-Day
Credit Agreement each have a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the first quarter of fiscal 2020, we had borrowings of $487,823,000 under the revolver, all of which were repaid prior to the end of the fiscal year. Additionally, as of January 31, 2021, we had $300,000,000 outstanding under our term loan, all of which was repaid in full in February 2021 prior to maturity, and no amount outstanding under our 364-Day Credit Agreement, which has not been drawn upon. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instruments would not materially affect our results of operations or cash flows.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of January 31, 2021, our investments, made primarily in interest bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from vendors outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us during fiscal 2020 or fiscal 2019. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in fiscal 2020, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note L to our Consolidated Financial Statements).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Williams-Sonoma, Inc.
Consolidated Statements of Earnings

In thousands, except per share amounts	Fiscal 2020 (52 weeks)	Fiscal 2019 (52 weeks)	Fiscal 2018 (53 weeks)
Net revenues	$6,783,189	$5,898,008	$5,671,593
Cost of goods sold	4,146,920	3,758,916	3,570,580
Gross profit	2,636,269	2,139,092	2,101,013
Selling, general and administrative expenses	1,725,572	1,673,218	1,665,060
Operating income	910,697	465,874	435,953
Interest expense, net	16,231	8,853	6,706
Earnings before income taxes	894,466	457,021	429,247
Income taxes	213,752	100,959	95,563
Net earnings	$680,714	$356,062	$333,684
Basic earnings per share	$8.81	$4.56	$4.10
Diluted earnings per share	$8.61	$4.49	$4.05
Shares used in calculation of earnings per share:
Basic	77,260	78,108	81,420
Diluted	79,055	79,225	82,340
See Notes to Consolidated Financial Statements.
Williams-Sonoma, Inc.
Consolidated Statements of Comprehensive Income

In thousands	Fiscal 2020 (52 weeks)	Fiscal 2019 (52 weeks)	Fiscal 2018 (53 weeks)
Net earnings	$ 680,714	$ 356,062	$ 333,684
Other comprehensive income (loss):
Foreign currency translation adjustments	8,195	(3,334)	(5,032)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(113), $ 195 and $390	(315)	163	1,098
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $149, $261 and $122	(410)	(343)	(357)
Comprehensive income	$ 688,184	$ 352,548	$ 329,393
See Notes to Consolidated Financial Statements.

4
6

Williams-Sonoma, Inc.
Consolidated Balance Sheets

In thousands, except per share amounts	Jan. 31, 2021	Feb. 2, 2020
ASSETS
Current assets
Cash and cash equivalents	$1,200,337	$432,162
Accounts receivable, net	143,728	111,737
Merchandise inventories, net	1,006,299	1,100,544
Prepaid expenses	93,822	90,426
Other current assets	22,894	20,766
Total current assets	2,467,080	1,755,635
Property and equipment, net	873,894	929,038
Operating lease right-of-use assets	1,086,009	1,166,383
Deferred income taxes, net	61,854	47,977
Goodwill	85,446	85,343
Other long-term assets, net	87,141	69,666
Total assets	$4,661,424	$4,054,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$542,992	$521,235
Accrued expenses	267,592	175,003
Gift card and other deferred revenue	373,164	289,613
Income taxes payable	69,476	22,501
Current debt	299,350	299,818
Operating lease liabilities	209,754	227,923
Other current liabilities	85,672	73,462
Total current liabilities	1,848,000	1,609,555
Deferred lease incentives	20,612	27,659
Long-term operating lease liabilities	1,025,057	1,094,579
Other long-term liabilities	116,570	86,389
Total liabilities	3,010,239	2,818,182
Commitments and contingencies – See Note I
Stockholders’ equity
Preferred stock: $.01 par value; 7,500 shares authorized; none issued	—	—
Common stock: $.01 par value; 253,125 shares authorized; 76,340 and 77,137 shares issued and outstanding at January 31, 2021 and February 2, 2020, respectively	764	772
Additional paid-in capital	638,375	605,822
Retained earnings	1,019,762	644,794
Accumulated other comprehensive loss	(7,117)	(14,587)
Treasury stock, at cost: 8 and 14 shares as of January 31, 2021 and February 2, 2020, respectively	(599)	(941)
Total stockholders’ equity	1,651,185	1,235,860

Total liabilities and stockholders’ equity	$4,661,424	$4,054,042
See Notes to Consolidated Financial Statements.

4
7

Williams-Sonoma, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount

Balance at January 28, 2018	83,726	$837	$562,814	$647,422	$(6,782)	$(725)	$1,203,566

Net earnings	—	—	—	333,684	—	—	333,684
Foreign currency translation adjustments	—	—	—	—	(5,032)	—	(5,032)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1,098	—	1,098
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(357)	—	(357)
Conversion/release of stock-based awards 1	460	5	(14,149)	—	—	(291)	(14,435)
Repurchases of common stock	(5,373)	(53)	(25,775)	(269,476)	—	—	(295,304)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(418)	(363)	—	781	—
Stock-based compensation expense	—	—	59,428	—	—	—	59,428
Dividends declared	—	—	—	(144,609)	—	—	(144,609)
Adoption of accounting pronouncements 2	—	—	—	17,675	—	—	17,675
Balance at February 3, 2019	78,813	789	581,900	584,333	(11,073)	(235)	1,155,714

Net earnings	—	—	—	356,062	—	—	356,062
Foreign currency translation adjustments	—	—	—	—	(3,334)	—	(3,334)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	163	—	163
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(343)	—	(343)
Conversion/release of stock-based awards 1	649	6	(27,624)	—	—	(134)	(27,752)
Repurchases of common stock	(2,325)	(23)	(11,658)	(136,195)	—	(958)	(148,834)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(386)	—	—	386	—
Stock-based compensation expense	—	—	63,590	—	—	—	63,590
Dividends declared	—	—	—	(156,103)	—	—	(156,103)
Adoption of accounting pronouncements 3	—	—	—	(3,303)	—	—	(3,303)
Balance at February 2, 2020	77,137	772	605,822	644,794	(14,587)	(941)	1,235,860

Net earnings	—	—	—	680,714	—	—	680,714
Foreign currency translation adjustments	—	—	—	—	8,195	—	8,195
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(315)	—	(315)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(410)	—	(410)
Conversion/release of stock-based awards 1	699	7	(31,565)	—	—	(171)	(31,729)
Repurchases of common stock	(1,496)	(15)	(7,569)	(142,416)	—	—	(150,000)
Reissuance of treasury stock under stock-based compensation plans 1	—	—	(499)	(14)	—	513	—
Stock-based compensation expense	—	—	72,186	—	—	—	72,186
Dividends declared	—	—	—	(163,316)	—	—	(163,316)
Balance at January 31, 2021	76,340	$764	$638,375	$1,019,762	$(7,117)	$(599)	$1,651,185

1	Amounts are shown net of shares withheld for employee taxes.
2	Primarily relates to our adoption of ASU 2014-09, Revenue from Contracts with Customers, in fiscal 2018.
3	Relates to our adoption of ASU 2016-02, Leases, in fiscal 2019.
See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Cash Flows

In thousands	Fiscal 2020 (52 Weeks)	Fiscal 2019 (52 Weeks)	Fiscal 2018 (53 Weeks)
Cash flows from operating activities:
Net earnings	$680,714	$356,062	$333,684
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	188,655	187,759	188,808
Loss on disposal/impairment of assets	32,365	1,755	10,209
Amortization of deferred lease incentives	(5,783)	(7,714)	(26,199)
Non-cash lease expense	216,368	215,810	—
Deferred income taxes	(13,061)	(2,557)	23,639
Stock-based compensation expense	73,185	64,163	59,802
Other	(264)	(26)	(579)
Changes in:
Accounts receivable	(31,503)	(5,034)	(15,329)
Merchandise inventories	99,144	24,219	(70,331)
Prepaid expenses and other assets	(16,388)	(3,189)	(54,691)
Accounts payable	25,489	(11,051)	62,377
Accrued expenses and other liabilities	129,142	13,259	45,976
Gift card and other deferred revenue	82,841	(640)	38,899
Deferred rent and lease incentives	—	—	24,929
Operating lease liabilities	(232,989)	(226,257)	—
Income taxes payable	46,933	735	(35,208)
Net cash provided by operating activities	1,274,848	607,294	585,986
Cash flows from investing activities:
Purchases of property and equipment	(169,513)	(186,276)	(190,102)
Other	629	728	2,203
Net cash used in investing activities	(168,884)	(185,548)	(187,899)
Cash flows from financing activities:
Borrowings under revolving line of credit	487,823	100,000	60,000
Repayments of borrowings under revolving line of credit	(487,823)	(100,000)	(60,000)
Payment of dividends	(157,645)	(150,640)	(140,325)
Repurchases of common stock	(150,000)	(148,834)	(295,304)
Tax withholdings related to stock-based awards	(31,729)	(27,752)	(14,437)
Debt issuance costs	(3,645)	—	—
Net cash used in financing activities	(343,019)	(327,226)	(450,066)
Effect of exchange rates on cash and cash equivalents	5,230	(1,312)	797
Net increase (decrease) in cash and cash equivalents	768,175	93,208	(51,182)
Cash and cash equivalents at beginning of year	432,162	338,954	390,136
Cash and cash equivalents at end of year	$1,200,337	$432,162	$338,954
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$18,346	$12,682	$11,424
Cash paid during the year for income taxes, net of refunds	$162,842	$113,344	$107,951
Non-cash investing activities:
Purchases of property and equipment not yet paid for at end of year	$753	$2,386	$2,773
See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Notes to Consolidated Financial Statements
Note A: Summary of Significant Accounting Policies
Williams-Sonoma, Inc. is a specialty retailer of high-quality sustainable products for the home. Our products, representing distinct merchandise strategies — Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, and Mark and Graham — are marketed through
e-commerce
websites, direct-mail catalogs and retail stores. These brands are also part of The Key Rewards, our free-to-join
loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea and India, as well as
e-commerce
websites in certain locations. We are also proud to lead the industry with our Environmental, Social and Governance (“ESG”) efforts.
Consolidation
The Consolidated Financial Statements include the accounts of Williams-Sonoma, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
Fiscal Year
Our fiscal year ends on the Sunday closest to January 31, based on a 52 or
53-week
year. Fiscal 2020, a
52-week
year, ended on January 31, 2021; Fiscal 2019, a
52-week
year, ended on February 2, 2020; and Fiscal 2018, a
53-week
year, ended on February 3, 2019.
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
Cash Equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less. As of January 31, 2021, we were invested primarily in interest-bearing demand deposit accounts and money market funds. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card, franchisee and landlord receivables for which collectability is reasonably assured. Receivables are evaluated for collectability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. Our allowance for doubtful accounts was not material to our financial statements as of January 31, 2021 and February 2, 2020.
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

5
0

Reserves for shrinkage are estimated and recorded throughout the year based on historical shrinkage results, cycle count results within our distribution centers, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end
based on the results of our cycle counts and physical inventory counts and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution facilities, off-site
storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no shrinkage reserve at year-end.
Historically, actual shrinkage has not differed materially from our estimates.
Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. We made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout fiscal year 2020. As of January 31, 2021, and February 2, 2020, our inventory obsolescence reserves were

$
9,827,000
and $
13,424,000
, respectively.
Long-lived Assets
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	Shorter of estimated useful life or lease term (generally 5 – 22 years)
Fixtures and equipment	2 – 20 years
Buildings and building improvements	10 – 40 years
Capitalized software	2 – 10 years
We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. The asset group is comprised of both property and equipment and operating lease right-of-use
assets. Impairment may result when the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows over its remaining useful life. For store asset impairment, our estimate of undiscounted future cash flows over the store lease term is based upon our experience, the historical operations of the stores and estimates of future store profitability and economic conditions. The estimates of future store profitability and economic conditions require estimating such factors as sales growth, gross margin, employment costs, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. For right-of-use
assets, we determine the fair value of the assets by using estimated market rental rates. These estimates can be affected by factors such as future store results, real estate supply and demand, store closure plans, and economic conditions that can be difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the excess of the asset or asset group’s net carrying value over its estimated fair value. We measure property and equipment at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy (see Note M to our Consolidated Financial Statements). We measure right-of-use
assets at fair value on a nonrecurring basis using Level 2 inputs, primarily market rental rates, that are corroborated by market data. Where Level 2 inputs are not readily available, we use Level 3 inputs. Fair value of these long-lived assets is based on the present value of estimated future cash flows using a discount rate commensurate with the risk.
Given the material reductions in our retail store revenues and operating income during fiscal 2020 as a result of the COVID-19 pandemic, we evaluated our estimates and assumptions related to our stores’ future sales and cash flows, and performed a comprehensive review of our stores’ long-lived assets for impairment, including both property and equipment and operating lease right-of-use
assets, at an individual store level. Our assumptions

5
1

account for the estimated impact on future cash flows from the recent temporary store closures and capacity restrictions, including reduced store traffic and longer recovery times in those stores we have re-opened,
as well as the reinstatement of closures or restrictions on retail capacity in certain areas.
These events and changes in circumstances, including a more prolonged and/or severe
COVID-19
pandemic and the reinstatement of closures or restrictions on retail capacity, may lead to increased impairment risk in the future; therefore, we will continue to monitor events and changes in circumstances that may indicate the need to test our long-lived assets, including goodwill, for potential impairment.
During fiscal 2020, we recognized asset impairment charges of approximately $19,204,000 related to property and equipment and $7,865,000 related to right-of
use assets for our retail stores, which is recognized within selling, general and administrative expenses. During fiscal 2019, we recognized an approximate $3,303,000, net of tax, reduction to the opening balance of retained earnings resulting from the impairment of certain long-lived assets upon adoption of Accounting Standards Update (“ASU”)
2016-02,
Leases
. During fiscal 2018, we recognized asset impairment charges of approximately $9,639,000 related to property and equipment for our retail stores, which is recognized within selling, general and administrative expenses.
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
Throughout fiscal 2020, we finalized rent concession negotiations with the majority of our store landlords due to the impact of temporary store closures from
COVID-19. We
considered the Financial Accounting Standards Board’s (“FASB”) guidance regarding lease modifications as a result of the effects of
COVID-19
and elected to apply the temporary practical expedient to account for lease changes as variable rent unless an amendment resulted in a substantial change in our lease obligations, in which case the amendment was accounted for as a remeasurement event, and we remeasured the lease liability and right-of-use
asset.
Our leases generally do not provide information about the rate implicit in the lease. Therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental

5
2

borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. We use judgment in determining our incremental borrowing rate, which is applied to each lease based on the lease term. An increase or decrease in the incremental borrowing rate applied would impact the value of our right-of-use
assets and lease liabilities.
We use judgment in determining lease classification, including our determination of the economic life and the fair market value of the identified asset. The fair market value of the identified asset is generally estimated based on comparable market data provided by third-party sources. All of our leases are currently classified as operating leases.
Goodwill
Goodwill is initially recorded as of the acquisition date and is measured as any excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We first perform a qualitative assessment to evaluate goodwill for potential impairment. If based on that assessment it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative impairment test is necessary. The quantitative impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows, using a discount rate that approximates our weighted average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future such as sales growth, gross margins, employment costs, capital expenditures, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, exceeds its fair value, impairment is recorded for the excess, not to exceed the total amount of goodwill allocated to the reporting unit.
As of January 31, 2021 and February 2, 2020, we had goodwill of $85,446,000 and $85,343,000, respectively, primarily related to our fiscal 2017 acquisition of Outward and to our fiscal 2011 acquisition of Rejuvenation, Inc. In fiscal 2020, fiscal 2019 and fiscal 2018, we performed our annual assessment of goodwill impairment and concluded that the fair value of each of our reporting units exceeded its carrying value. We currently do not expect the impact of COVID-19 to significantly affect the long-term estimates or assumptions of revenue and operating income growth, nor the long-term strategies of our brands considered in our goodwill assessment. Accordingly, no further impairment testing of goodwill was performed. We did not recognize any goodwill impairment in fiscal 2020, fiscal 2019 or fiscal 2018.
Self-Insured Liabilities
We are primarily self-insured for workers’ compensation, employee health benefits, product and other general liability claims. We record self-insurance liability reserves based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported, based on an actuarial analysis of historical claims data. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different number of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for workers’ compensation, employee health benefits, product and other general liability claims were $24,336,000 and $27,000,000 as of January 31, 2021 and February 2, 2020, respectively.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and debt approximate their estimated fair values. We use derivative financial instruments to hedge against foreign currency exchange rate fluctuations. The assets or liabilities associated with our derivative financial instruments are recorded at fair value in either other current or long-term assets or other current or long-term liabilities. The fair value of our foreign currency derivative instruments is measured using the income approach, whereby we use observable market data at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. These observable inputs include spot rates, forward rates, interest rates and credit derivative market rates (see Notes L and M for additional information).

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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of January 31, 2021 and February 2, 2020, we recorded a liability for expected sales returns of approximately $36,115,000 and $25,456,000 within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $11,995,000 and $9,941,000 within other current assets in our Consolidated Balance Sheet.
Gift Card and Other Deferred Revenue
We defer revenue when cash payments are received in advance of satisfying performance obligations, primarily associated with our stored-value cards, merchandise sales, customer loyalty programs, and incentives received from credit card issuers.
We issue stored-value cards that may be redeemed on future merchandise purchases at our stores or through our
e-commerce
channel. Our stored-value cards have no expiration dates. Revenue from stored-value cards is recognized at a point in time upon redemption of the card and as control of the merchandise is transferred to the customer. Revenue from estimated unredeemed stored-value cards (“breakage”) is
recognized in a manner consistent with our historical redemption patterns over the estimated period of redemption of our cards of approximately four years, the majority of which is recognized within one year of the cards issuance. Breakage revenue is not material to our Consolidated Financial Statements.
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

5
4

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

As of January 31, 2021 and February 2, 2020, we had recorded $376,456,000 and $292,550,000 for gift card and other deferred revenue in our Consolidated Balance Sheet, substantially all of which will be recognized into revenue within the next 12 months.
Vendor Allowances
We receive allowances or credits from certain vendors for volume rebates. We treat such volume rebates as an offset to the cost of the product or services provided at the time the expense is recorded. These allowances and credits received are recorded in both cost of goods sold and in selling, general and administrative expenses.
Cost of Goods Sold
Cost of goods sold includes cost of goods, occupancy expenses and shipping costs. Cost of goods consists of cost of merchandise, inbound freight expenses, freight-to-store
expenses and other inventory-related costs such as replacements, damages, obsolescence and shrinkage. Occupancy expenses consist of rent, depreciation and other occupancy costs, including common area maintenance, property taxes and utilities. Shipping costs consist of third-party delivery services and shipping materials.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of
non-occupancy-related
costs associated with our retail stores, distribution facilities, customer care centers, supply chain operations (buying, receiving and inspection), and corporate administrative functions. These costs include employment, advertising, third-party credit card processing and other general expenses.
Stock-Based Compensation
We account for stock-based compensation arrangements by measuring and recognizing compensation expense for all stock-based awards using a fair value-based method. Restricted stock units are valued using the closing price of our stock on the date prior to the date of grant. The fair value of each stock-based award is amortized over the requisite service period.
Advertising Expenses
Advertising expenses consist of media and production costs related to digital advertising, catalog mailings and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement.
Total advertising expenses (including digital advertising, catalog advertising and other advertising costs) were approximately $325,994,000, $388,194,000, and $390,115,000 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
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

5
5

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
New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02,
Leases,
which requires lessees to recognize a right-of-use asset and an operating lease liability for virtually all leases. We adopted the ASU, as amended, as of February 4, 2019, the first day of fiscal year 2019. We elected to apply the provisions of this ASU at the adoption date, instead of to the earliest comparative period presented in the financial statements. We elected the package of practical expedients upon adoption, which permitted us not to reassess whether existing contracts are or contain leases, the lease classification of existing leases, or initial direct costs for existing leases. We elected not to separate lease and non-lease components for all of our leases and not to recognize a right-of-use asset and a lease liability for all short-term leases. The adoption of this ASU resulted in an increase in total long-term assets and total liabilities of approximately
$1.2 billion, which includes an increase in liabilities for lease obligations of approximately $1.4 billion, a decrease in deferred rent and deferred lease incentives of approximately $0.2 billion, and an increase in right-of-use
assets of approximately $1.2 billion on the first day of fiscal 2019. We also recorded an approximate $3,300,000 reduction, net of tax, to the opening balance of retained earnings resulting from the impairment of certain long-lived assets upon adoption of this ASU. The adoption of this ASU did not materially impact our Consolidated Statement of Earnings.
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

5
6

In December 2019, the FASB issued ASU
2019-12,
Simplifying the Accounting for Income Taxes
(Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The standard will be effective for us in the first quarter of fiscal 2021. We do not expect the adoption of this ASU to have a material impact on our financial condition, results of operations or cash flows.
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform
(Topic 848). The ASU is intended to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance provides optional expedients and scope exceptions for transactions if certain criteria are met. These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity.
We may elect to apply the provisions of the new standard prospectively through December 31, 2022. Unlike other topics, the provisions of this update are only available until December 31, 2022, by which time the reference rate replacement activity is expected to be completed. We have yet to elect an adoption date, but do not believe any adoption would have a material impact on our financial condition, results of operations or cash flows.
N
ote B: Property and Equipment
Property and equipment consists of the following:

In thousands	Jan. 31, 2021	Feb. 2, 2020
Leasehold improvements	$896,865	$946,880
Capitalized software	862,429	788,635
Fixtures and equipment	828,344	830,650
Land and buildings	178,586	177,088
Corporate systems projects in progress	58,599	62,059
Construction in progress 1	3,046	7,076
Total	2,827,869	2,812,388
Accumulated depreciation	(1,953,975)	(1,883,350)
Property and equipment, net	$873,894	$929,038

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
During fiscal 2020, we had borrowings of $487,823,000
 under our revolver (at a weighted average interest rate of
2.47%),
all of which were repaid prior to the end of the fiscal year.
No amounts were outstanding as of January 31, 2021. Additionally, as of January 31, 2021, $12,609,000 in issued but undrawn standby letters of credit were outstanding under our
revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. During fiscal 2019, we had borrowings of $100,000,000 under the revolver (at a weighted average interest rate of 3.04%), all of which were repaid in the fourth quarter of fiscal 2019, and no amounts were outstanding as of February 2, 2020.

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
As of January 31, 2021, we had $300,000,000 outstanding under our term loan (at a weighted average interest rate of 2.79%). Costs incurred in connection with the issuance of the term loan are presented as a reduction to the carrying value of the debt in our Consolidated Balance Sheet. In February 2021, prior to maturity, we repaid the full outstanding balance on the term loan.
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
During fiscal 2020, we had no borrowings under the 364-Day Credit Agreement. We do not expect to renew the 364-Day Credit Agreement upon its maturity in May 2021.
The Credit Facility Amendment and the
364-Day
Credit Agreement contain certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of January 31, 2021, we were in compliance with our financial covenants under our credit facilities and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $35,000,000, each of which matures on August 22, 2021. The letter of credit facilities contain covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of January 31, 2021, an aggregate of $3,843,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration date possible for any future letters of credit issued under the facilities is January 19, 2022.

Note D: Income Taxes
The components of earnings before income taxes, by tax jurisdiction, are as follows:

In thousands	Fiscal 2020 (52 weeks)	Fiscal 2019 (52 weeks)	Fiscal 2018 (53 weeks)
United States	$773,317	$353,215	$333,594
Foreign	121,149	103,806	95,653
Total	$894,466	$457,021	$429,247

The provision for income taxes consists of the following:

In thousands	Fiscal 2020 (52 weeks)	Fiscal 2019 (52 weeks)	Fiscal 2018 (53 weeks)
Current
Federal	$171,821	$76,873	$43,745
State	39,498	14,205	15,357
Foreign	15,494	12,438	12,822
Total Current	$226,813	$103,516	$71,924
Deferred
Federal	$(7,575)	$(606)	$23,507
State	(5,997)	(870)	1,562
Foreign	511	(1,081)	(1,430)
Total Deferred	$(13,061)	$(2,557)	$23,639
Total provision	$213,752	$100,959	$95,563

We have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we intended to utilize those earnings in our foreign operations for an indefinite period of time. Under Internal Revenue Code section 965 of U.S. Tax Reform, we are deemed to have distributed all the post-1986 accumulated earnings of our foreign subsidiaries to the U.S. as of December 31, 2017. In light of the U.S. Tax Cuts and Jobs Act, we re-evaluated
our permanent reinvestment assertion with respect to unremitted foreign earnings. As a result, we are now permanently reinvested with respect to our foreign earnings in Canada beginning in fiscal 2018.
A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	Fiscal 2020 (52 weeks)		Fiscal 2019 (52 weeks)		Fiscal 2018 (53 weeks)
Federal income taxes at the statutory rate	21.0%		21.0%		21.0%
Re-measurement of deferred tax assets and liabilities	—		—		(2.2%	)
Transition tax	—		—		(0.6%	)
State income tax rate	3.9%		2.9%		3.8%
Officer’s compensation under Sec.162(m)	1.1%		1.0%		—
Change in uncertain tax positions	0.2%		0.5%		4.1%
Deferred true u p	(0.6%	)	(1.3%	)	—
Rate differential	(1.1%	)	(1.8%	)	(2.3%	)
Research and development credits	(0.2%	)	(0.7%	)	(2.1%	)
Other	(0.4%	)	0.5%		0.6%
Total	23.9%		22.1%		22.3%

Significant components of our deferred income tax accounts are as follows:

In thousands	Jan. 31, 2021	Feb. 2, 2020
Deferred tax asset (liabilities )
Operating lease liabilities	$319,599	$347,693
Compensatio n	20,852	14,350
Merchandise inventories	20,631	22,311
Gift cards	19,345	19,520
Accrued liabilities	13,451	8,440
Stock-based compensation	9,926	9,860
Loyalty rewards	9,609	5,252
Executive deferred compensation	8,647	7,543
State taxe s	7,460	7,546
Federal and state net operating loss	2,609	3,443
Operating lease right-of-use assets	(283,856)	(309,801)
Deferred lease incentives	(31,672)	(46,701)
Property and equipment	(54,724)	(37,309)
Other	(317)	(3,277)
Valuation allowance	(2,819)	(3,648)
Total deferred tax assets, net	$58,741	$45,222
We had net state operating loss carry-forwards as of January 31, 2021. A valuation allowance has been provided against certain state net operating carry-forwards, as we do not expect to fully utilize the losses in future years.
The following table summarizes the activity related to our gross unrecognized tax benefits:

In thousands	Fiscal 2020	Fiscal 2019	Fiscal 2018
Beginning Balance	$36,638	$35,209	$18,051
Increases related to current year tax positions	4,593	3,438	4,694
Increases for tax positions for prior years	848	1,405	14,905
Decrease for tax positions for prior years	(437)	(308)	(1,279)
Settlements	—	—	(376)
Lapse in statute of limitations	(2,946)	(3,106)	(786)
Ending Balance	$38,696	$36,638	$35,209
As of January 31, 202
1
, we had $38,696,000 of gross unrecognized tax benefits, of which $34,026,000 would, if recognized, affect the effective tax rate.
We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of January 31, 2021 and February 2, 2020, our accruals for the payment of interest and penalties totaled $8,225,000 and $7,251,000
,
respectively.
Due to the potential resolution of tax issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of $0 to $15,800,000.
We file income tax returns in the U.S. and foreign jurisdictions. We are subject to examination by the tax authorities in these jurisdictions. Our U.S. federal taxable years for which the statute of limitations has not expired are fiscal years 2017 to 2020.
Substantially
all material states, local and foreign jurisdictions’ statutes of limitations are closed for taxable years prior to 2017.

Note E: Leases
The components of our lease costs are as follows:

In thousands	Fiscal 2020	Fiscal 2019
Operating lease costs	$263,126	$267,883
Variable lease costs	107,477	129,018
Total lease costs	$370,603	$396,901
Sublease income and short-term lease costs were not material to us for fiscal 2020.
Supplemental cash flow information related to our leases are as follows:

In thousands	Fiscal 2020	Fiscal 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$285,906	$285,678
Net additions to right-of-use assets	$135,457	$150,401
Additional information related to our leases is as follows:

	Fiscal 2020	Fiscal 2019
Weighted average remaining lease term (years)	7.0	7.3
Weighted average incremental borrowing rate	3.6%	3.8%
As of January 31, 2021, the future minimum lease payments under our operating lease liabilities are as follows:

In thousands
Fiscal 2021	$267,760
Fiscal 2022	234,946
Fiscal 2023	198,107
Fiscal 2024	172,068
Fiscal 2025	148,427
Fiscal 2026 and thereafter	406,121
Total lease payments	1,427,429
Less: interest	(192,618)
Total operating lease liabilities	1,234,811
Less: current operating lease liabilities	(209,754)
Total non-current operating lease liabilities	$1,025,057
We have also entered into agreements to lease additional distribution facility and retail space, which we will occupy beginning in fiscal 2021. Accordingly, future minimum lease payments under these agreements are not included in the table above.
Memphis-Based Distribution Facility
We have entered into an agreement with a partnership comprised of the estate of W. Howard Lester, our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan, a former Director Emeritus and significant stockholder and two unrelated parties to lease a distribution facility in Memphis, Tennessee through July 31, 2022. We made annual rental payments of approximately $1,493,000, $1,765,000, and $1,689,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Fiscal 2020 (52 Weeks)
Basic	$680,714	77,260	$8.81
Effect of dilutive stock-based awards		1,795
Diluted	$680,714	79,055	$8.61
Fiscal 2019 (52 Weeks)
Basic	$356,062	78,108	$4.56
Effect of dilutive stock-based awards		1,117
Diluted	$356,062	79,225	$4.49
Fiscal 2018 (53 Weeks)
Basic	$333,684	81,420	$4.10
Effect of dilutive stock-based awards		920
Diluted	$333,684	82,340	$4.05
Stock-based awards of 9,000, 46,000, and 31,000 were excluded from the computation of diluted earnings per share in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, as their inclusion would be anti-dilutive.
Note G: Stock-Based Compensation
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of approximately 36,570,000 shares. As of January 31, 2021, there were approximately 2,475,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee
members of the Board of Directors of the
C
ompany (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
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
non-employee
Board member).
Stock-Based Compensation Expense
During fiscal 2020, fiscal 2019 and fiscal 2018, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $73,185,000, $64,163,000, and $59,802,000, respectively. As of January 31, 2021, there was $101,451,000 of unrecognized stock-based compensation

expense

(net of estimated forfeitures), which we expect to recognize on a straight-line basis over a weighted average remaining service period of approximately two years
. At each reporting period, all compensation expense attributable to vested awards has been fully recognized.
Restricted Stock Units
The following table summarizes our restricted stock unit activity during fiscal 2020:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value 1
Balance at February 2, 2020	2,884,194	$54.09
Granted	1,145,610	51.67
Granted, with vesting subject to performance conditions	267,000	93.17
Released 2	(1,061,159)	53.96
Cancelled	(116,761)	53.08
Balance at January 31, 2021	3,118,884	$56.62	3.05	$402,087,000
Vested plus expected to vest at January 31, 2021	2,773,871	$56.61	3.42	$357,607,000

1	Intrinsic value for outstanding and unvested restricted stock units is based on the market value of our common stock on the last business day of the fiscal year (or $128.92).
2	Excludes 170,308 incremental shares released due to achievement of performance conditions above target.
The following table summarizes additional information about restricted stock units:

	Fiscal 2020 (52 weeks)	Fiscal 2019 (52 weeks)	Fiscal 2018 (53 weeks)
Weighted average grant date fair value per share of awards granted	$59.51	$58.18	$49.57
Intrinsic value of awards released 1	$74,853,000	$65,403,000	$34,213,000

1	Intrinsic value for releases is based on the market value on the date of release.
Tax Benefit
We record excess tax benefits and deficiencies resulting from the settlement of stock-based awards as a benefit or expense within income taxes in the period in which they occur. During fiscal 2020, fiscal 2019, and fiscal 2018, the current tax benefit related to stock-based awards totaled $15,686,000, $13,793,000, and $9,927,000, respectively.
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
Each participant may choose to have their salary deferral contributions and earnings thereon invested in one or more investment funds, including our company stock fund.
Our matching contribution is equal to 50% of each participant’s salary deferral contribution, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period. Each participant’s matching contribution is earned on a semi-annual basis with respect to eligible salary deferrals for those participants that are employed with us on June 30th or December 31st of the year in which the deferrals are made. Each associate must complete
one year
of service prior to receiving company matching contributions. For the first five
years of the participant’s employment, all matching contributions vest at the rate of
20
% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions vest immediately. Our contributions to the plan were $
9,990,000
, $
9,544,000
, and $
9,036,000
in fiscal
2020
, fiscal
2019
and fiscal
2018
, respectively.
The 401(k) Plan consists of two parts: a profit sharing plan portion and a stock bonus plan/employee stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the Williams-Sonoma, Inc. Stock Fund. The profit sharing and ESOP components of the 401(k) Plan are considered a single plan under Internal Revenue Code section 414(l).
We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. As of January 31, 2021 and February 2, 2020, $34,988,000 and $30,534,000, respectively, is included in other long-term liabilities related to these deferred compensation obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $36,011,000 and $31,886,000 as of January 31, 2021 and February 2, 2020, respectively, and is included in other long-term assets, net.
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
Note J: Stock Repurchase Program and Dividends
Stock Repurchase Program
During fiscal 2020,

we repurchased 1,496,100 shares of our common stock at an average cost of $100.26 per share and a total cost of approximately $150,000,000 under our stock repurchase program.
As of January 31, 2021, there was approximately $424,982,000 remaining under our current stock repurchase program. In March 2021, our Board of Directors authorized a new stock repurchase program for
$
1,000,000,000
, which replaced our
 existing program
.
As of January
31
,
2021
, we held treasury stock of $
599
,000 that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
During fiscal 2019, we repurchased 2,341,931 shares of our common stock at an average cost of $63.55 per share and a total cost of approximately $148,834,000. During fiscal 2018, we repurchased 5,373,047 shares of our common stock at an average cost of $54.96 per share and a total cost of approximately $295,304,000.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.

Dividends
Total cash dividends declared in fiscal 2020, fiscal 2019 and fiscal 2018, were approximately $163,316,000, or $2.02 per common share, $156,103,000, or $1.92 per common share and $144,609,000, or $1.72 per common share, respectively. In March 2021, our Board of Directors authorized a $0.06, or 11.3%, increase in our quarterly cash dividend, from $0.53 to $0.59 per common share, subject to capital availability.
Note K: Segment Reporting
Prior to fiscal 2019 we managed our
e-commerce
and retail merchandising strategies separately. Beginning in fiscal 2019, due to the convergence of our
e-commerce
and retail businesses, and to better align with how we manage our omni-channel businesses, we combined the results of our
e-commerce
and retail merchandising strategies at the overall brand level. We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
The following table summarizes our net revenues by brand for fiscal 2020, fiscal 2019 and fiscal 2018. We have updated fiscal 2018 results to conform with the current year presentation.

In thousands	Fiscal 2020 (52 weeks)	Fiscal 2019 (52 weeks)	Fiscal 2018 (53 weeks)
Pottery Barn	$2,526,241	$2,214,397	$2,177,344
West Elm	1,682,254	1,466,537	1,292,928
Williams Sonoma	1,242,271	1,032,368	1,056,125
Pottery Barn Kids and Teen	1,042,531	908,561	895,762
Other1	289,892	276,145	249,434
Total2	$6,783,189	$5,898,008	$5,671,593

1	Primarily consists of net revenues from our international franchise operations, Rejuvenation and Mark and Graham.
2
Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $345.7 million, $365.6 million and $346.8 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Long-lived assets by geographic location are as follows:

In thousands	Jan. 31, 2021	Feb. 2, 2020
U.S.	$2,043,950	$2,132,635
International	150,394	165,772
Total	$2,194,344	$2,298,407
Note L: Derivative Financial Instruments
We have retail and
e-commerce
businesses in Canada, Australia and the United Kingdom, and operations throughout Asia and Europe, which expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes. The assets or liabilities associated with the derivative financial instruments are measured at fair value and recorded in either other current assets or other current liabilities. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on whether the derivative financial instrument is designated as a hedge and qualifies for hedge accounting in accordance with ASC 815,
Derivatives and Hedging
.

6
5

Cash Flow Hedges
We enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our Canadian subsidiary. These hedges have terms of up to
12
months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold. Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of January 31, 2021, we expect to reclassify a net pre-tax
loss of approximately
$979,000 from OCI to cost of goods sold over the next 12 months.
As of January 31, 2021, and February 2, 2020, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	Jan. 31, 2021	Feb. 2, 2020
Contracts designated as cash flow hedges	$28,300	$17,200
Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for fiscal 2020, fiscal 2019 and fiscal 2018.
The effect of derivative instruments in our Consolidated Financial Statements, pre-tax,
was as follows:

	Fiscal 2020		Fiscal 2019		Fiscal 2018

In thousands	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses	Cost of goods sold	Selling, general and administrative expenses
Line items presented in the Consolidated Statement s of Earnings in which the effects of derivatives are recorded	$4,146,920	$1,725,572	$3,758,916	$1,673,218	$3,570,580	$1,665,060
Gain (loss) recognized in income
Derivatives designated as cash flow hedges	$562	$—	$604	$—	$478	$57
Derivatives not designated as hedging instruments	$—	$17	$—	$28	$—	$3,967
The fair values of our derivative financial instruments are presented below according to their classification in our Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note M.

In thousands	Fiscal 2020	Fiscal 2019
Derivatives designated as cash flow hedges:
Other current assets	$113	$138
Other current liabilities	$(692)	$—
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
Debt
As of January 31, 2021, the fair value of our debt, which consists of outstanding borrowings under our term loan, approximates its carrying value, as the instrument is relatively short-term in nature and the interest rate under the term loan is based on observable Level 2 inputs, which consist primarily of quoted market interest rates for instruments with similar maturities.
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
There were no transfers between Level 1, 2 or 3 categories during fiscal 2020 or fiscal 2019.

6
7

Note N: Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 28, 2018	$(6,227)	$(555)	$(6,782)
Foreign currency translation adjustments	(5,032)	—	(5,032)
Change in fair value of derivative financial instruments	—	1,098	1,098
Reclassification adjustment for realized (gain) loss on derivative financial instruments 1	—	(357)	(357)
Other comprehensive income (loss)	(5,032)	741	(4,291)
Balance at February 3, 2019	(11,259)	186	(11,073)
Foreign currency translation adjustments	(3,334)	—	(3,334)
Change in fair value of derivative financial instruments	—	163	163
Reclassification adjustment for realized (gain) loss on derivative financial instruments 1	—	(343)	(343)
Other comprehensive income (loss)	(3,334)	(180)	(3,514)
Balance at February 2, 2020	(14,593)	6	(14,587)
Foreign currency translation adjustments	8,195	—	8,195
Change in fair value of derivative financial instruments	—	(315)	(315)
Reclassification adjustment for realized (gain) loss on derivative financial instruments 1	—	(410)	(410)
Other comprehensive income (loss)	8,195	(725)	7,470
Balance at January 31, 2021	$(6,398)	$(719)	$(7,117)

1
Refer to Note L for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Consolidated Statements of Earnings
.

6
8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Williams-Sonoma, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the “Company”) as of January 31, 2021 and February 2, 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and February 2, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by COSO.
Change in Accounting Principle
As discussed in Note A to the financial statements, effective February 4, 2019, the Company adopted FASB Accounting Standards Update
2016-02,
Leases, using the modified retrospective approach.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Property and Equipment — Refer to Note A and M to the financial statements
.
Critical Audit Matter Description
The Company performs an analysis of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. Events that result in an impairment review may include a significant decrease in the operating performance of the long-lived asset, or the decision to close a store, corporate facility, or distribution center. The Company’s evaluation of long-lived assets is primarily at the individual store level and involves the comparison of a store’s estimated future undiscounted cash flows over its remaining lease term to its carrying value. As of January 31, 2021, the Company had $828.3 million in fixtures and equipment, $896.9 million in leasehold improvements, and $1.1 billion in lease right-of-use
assets, the majority of which relates to the Company’s stores. Impairment may result when the carrying value of a store’s assets exceeds the store’s estimated undiscounted future cash flows.
We identified property and equipment as a critical audit matter because the Company’s estimate of future store cash flows involves significant estimates and assumptions related to revenue growth rates, gross margin, and employment costs, which involved additional judgment during the current year due to the impact of temporary store closures from
COVID-19
and reduced retail foot traffic in certain jurisdictions. Additionally, the measurement of any impairment loss also includes estimation of the fair value of the Company’s lease right-of-use
asset included within the asset group, which includes estimates of market rental rates. Changes in these assumptions could have a significant impact on management’s conclusion on whether a store could be impaired and the impairment loss that is recorded.
Performing audit procedures to evaluate the appropriateness of the Company’s judgments used in these significant assumptions therefore involved a high degree of auditor judgment and an increased extent of effort, including the need to use more experienced audit professionals.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s judgments regarding the forecasts of revenue growth, gross margin, and employment costs, as well as the market rental rates, included the following, among others:

•	We tested the effectiveness of controls over property and equipment, including those over management’s forecasts of future revenue growth, gross margin, employment costs, and market rental rates.
•
We evaluated management’s ability to accurately forecast revenue growth rates, gross margin, and employment costs by comparing actual results to management’s historical forecasts, as well as evaluating actual results after store re-openings to perform a retrospective lookback.

•
We evaluated the reasonableness of management’s revenue, gross margin, and employment costs by comparing the forecasts to (1) historical revenues, gross margins, and employment costs, (2) revenue, gross margin, and employment cost assumptions utilized by management in its modeling of likely scenarios of future COVID-19 impacts, (3) internal communications to management and the Board of Directors, (4) external communications made by management to analysts and investors, and (5) trends in the industry and geographical region.

•
We evaluated the methods and inputs used by management to determine the fair value of the lease right-of-use asset, including assessing comparable market rents, survey data, and broker quotes, as well as evaluating management’s sensitivity analysis regarding the change in market rents.

/s/ Deloitte & Touche LLP
San Francisco, California
March 30, 2021
We have served as the Company’s auditor since 1980.

Quarterly Financial Information
(Unaudited)

In thousands, except per share amounts

Fiscal 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$1,235,203	$1,490,777	$1,764,536	$2,292,673	$6,783,189
Gross profit	414,260	551,202	705,583	965,224	2,636,269
Operating income 1,2,3	48,645	185,361	274,604	402,087	910,697
Net earnings 5	35,423	134,564	201,772	308,955	680,714
Basic earnings per share 6	$0.46	$1.73	$2.60	$4.04	$8.81
Diluted earnings per share 6	$0.45	$1.70	$2.54	$3.92	$8.61

Fiscal 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net revenues	$1,241,132	$1,370,814	$1,442,472	$1,843,590	$5,898,008
Gross profit	444,331	483,861	518,172	692,728	2,139,092
Operating income 1,4	74,132	86,165	101,891	203,686	465,874
Net earnings 5	52,656	62,648	74,713	166,045	356,062
Basic earnings per share 6	$0.67	$0.80	$0.96	$2.15	$4.56
Diluted earnings per share 6	$0.66	$0.79	$0.94	$2.10	$4.49

1
Fiscal 2020 includes approximately $3.4 million in the first quarter, $3.3 million in the second quarter, $2.2 million in the third quarter and $3.2 million in the fourth quarter of expenses related to the acquisition of Outward, Inc. Fiscal 2019 includes approximately $6.4 million in the first quarter, $7.2 million in the second quarter, $7.4 million in the third quarter and $9.1 million in the fourth quarter of expenses related to the acquisition of Outward and its ongoing operations.

2
Fiscal 2020 includes approximately $11.4 million in the first quarter of inventory write-offs for inventory with minor damage that we could not liquidate through our outlets due to store closures resulting from
COVID-19.

3
Fiscal 2020 includes approximately $15.6 million in the first quarter, $6.4 million in the second quarter and $5.1 million in the fourth quarter of expenses associated with store asset impairments due in part to the impact that
COVID-19
had on our retail stores.

4
Fiscal 2019 includes approximately $6.5 million in the first quarter, $0.6 million in the second quarter, $0.6 million in the third quarter and $0.6 million in the fourth quarter for employment-related expenses.

5
Fiscal 2020 includes a tax benefit of $0.6 million in the third quarter and $4.4 million in the fourth quarter resulting from an adjustment to certain deferred tax assets and liabilities. Fiscal 2019 includes tax expense of $0.1 million in the third quarter resulting from tax legislation changes, and a tax benefit of $6.0 million in the fourth quarter resulting from a deferred tax liability adjustment.

6
Due to differences between quarterly and full year weighted average share count calculations, and the effect of quarterly rounding to the nearest cent per share, full year earnings per share may not equal the sum of the quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of January 31, 2021, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in
Internal Control-Integrated Framework (2013).
Based on our assessment using those criteria, our management concluded that, as of January 31, 2021, our internal control over financial reporting is effective.
Our independent registered public accounting firm audited the Consolidated Financial Statements included in this Annual Report on Form
10-K
and the Company’s internal control over financial reporting. Their audit report appears on pages 69 through 71 of this Annual Report on Form
10-K.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is incorporated by reference herein to information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Audit and Finance Committee Report,” “Corporate Governance — Corporate Governance Guidelines and Code of Business Conduct and Ethics,” and “Corporate Governance — Audit and Finance Committee” in our Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”). With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.

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
Information required by this Item is incorporated by reference herein to information under the headings “Audit and Finance Committee Report” and “Proposal 4 — Ratification of Selection of Independent Registered Public Accounting Firm — Deloitte Fees and Services” in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a	)(1)	Financial Statements:

		The following Consolidated Financial Statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this report pursuant to Item 8:

			PAGE

		Consolidated Statements of Earnings	46

		Consolidated Statements of Comprehensive Income	46

		Consolidated Balance Sheets	47

		Consolidated Statements of Stockholders’ Equity	48

		Consolidated Statements of Cash Flows	49

		Notes to Consolidated Financial Statements	50

		Report of Independent Registered Public Accounting Firm	69

		Quarterly Financial Information	72

(a	)(2)	Financial Statement Schedules: Schedules have been omitted because they are not required, are not applicable, or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.

(a	)(3)	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Form 10-K

(b	)	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Form 10-K

(c	)	Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

Exhibit Index

CERTIFICATE OF INCORPORATION AND BYLAWS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

3.2	Amended and Restated Bylaws of Williams-Sonoma, Inc., effective June 3, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 9, 2020, File No. 001-14077)

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 25, 2011, File No. 001-14077)

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2020 as filed with the Commission on March 27, 2020, File No. 001-14077)

FINANCING AGREEMENTS

10.1	Seventh Amended and Restated Credit Agreement, dated January 8, 2018, between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2018 as filed with the Commission on March 29, 2018, File No. 001-14077)

10.2	First Amendment to Seventh Amended and Restated Credit Agreement, dated January 8, 2018 (as amended on May 11, 2020), between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 2020 as filed with the Commission on September 9, 2020, File No. 001-14077)

10.3	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd. and Bank of America, N.A., dated as of August 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.4	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.5	Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.6	Third Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2016 as filed with the Commission on December 7, 2016, File No. 001-14077)

10.7	Fourth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2017 as filed with the Commission on December 6, 2017, File No. 001-14077)

10.8	Fifth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2018 as filed with the Commission on December 7, 2018, File No. 001-14077)

10.9	Sixth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 23, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2019 as filed with the Commission on December 12, 2019, File No. 001-14077)

10.10	Seventh Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 23, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2020 as filed with the Commission on December 7, 2020, File No. 001-14077)

10.11	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 30, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.12	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 29, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.13	Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 28, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.14	Third Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 26, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2016 as filed with the Commission on December 7, 2016, File No. 001-14077)

10.15	Fourth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 25, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2017 as filed with the Commission on December 6, 2017, File No. 001-14077)

10.16	Fifth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 24, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2018 as filed with the Commission on December 7, 2018, File No. 001-14077)

10.17	Sixth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 23, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2019 as filed with the Commission on December 12, 2019, File No. 001-14077)

10.18	Seventh Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 23, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2020 as filed with the Commission on December 7, 2020, File No. 001-14077)

10.19	Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 30, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2013 as filed with the Commission on December 12, 2013, File No. 001-14077)

10.20	First Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 29, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2014 as filed with the Commission on December 5, 2014, File No. 001-14077)

10.21	Second Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 28, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2015 as filed with the Commission on December 11, 2015, File No. 001-14077)

10.22	Third Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 26, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2016 as filed with the Commission on December 7, 2016, File No. 001-14077)

10.23	Fourth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 25, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2017 as filed with the Commission on December 6, 2017, File No. 001-14077)

10.24	Fifth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 24, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on the Form 10-Q for the period ended October 28, 2018 as filed with the Commission on December 7, 2018, File No. 001-14077)

10.25	Sixth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 23, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2019 as filed with the Commission on December 12, 2019, File No. 001-14077)

10.26	Seventh Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 23, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2020 as filed with the Commission on December 7, 2020, File No. 001-14077)

10.27	364-Day Credit Agreement, dated May 11, 2020, among the Company and Bank of America, N.A., as agent, Fifth Third Bank, National Association and U.S. Bank National Association, as co-syndication agents and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 2020 as filed with the Commission on September 9, 2020, File No. 001-14077)

STOCK PLANS

10.28+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A to the Company’s definitive proxy statement as filed on April 13, 2018, File No. 001-14077)

10.29+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 5, 2019 as filed with the Commission on June 14, 2019, File No. 001-14077)

10.30+	Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2019 as filed with the Commission on September 12, 2019, File No. 001-14077)

10.31+
Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Performance Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2014 as filed with the Commission on April 3, 2014, File No. 001-14077)

10.32+
Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Retention Restricted Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2017 as filed with the Commission on September 8, 2017, File No. 001-14077)

OTHER INCENTIVE PLANS

10.33+	Williams-Sonoma, Inc. 2001 Incentive Bonus Plan, as amended (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on April 15, 2016, File No. 001-14077)

10.34+	Williams-Sonoma, Inc. Pre-2005 Executive Deferral Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.35+	Williams-Sonoma, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2018 as filed with the Commission on June 8, 2018, File No. 001-14077)

PROPERTIES

10.36	Memorandum of Understanding between the Company and the State of Mississippi, Mississippi Business Finance Corporation, Desoto County, Mississippi, the City of Olive Branch, Mississippi and Hewson Properties, Inc., dated August 24, 1998 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1998 as filed with the Commission on September 14, 1998, File No. 001-14077)

10.37	Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.38	First Amendment, dated September 1, 1999, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

10.39	Second Amendment, dated March 1, 2018, to the Olive Branch Distribution Facility Lease between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor, dated December 1, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2018 as filed with the Commission on June 8, 2018, File No. 001-14077)

10.40	Lease for an additional Company distribution facility located in Olive Branch, Mississippi between Williams-Sonoma Retail Services, Inc. as lessee and SPI WS II, LLC (the successor-in-interest to Hewson/Desoto Partners, L.L.C.) as lessor, dated November 15, 1999 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000 as filed with the Commission on May 1, 2000, File No. 001-14077)

EMPLOYMENT AGREEMENTS

10.41+
Amended and Restated Employment Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.42+
Amended and Restated Management Retention Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.43+	Amended and Restated 2012 EVP Level Management Retention Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2019 as filed with the Commission on April 4, 2019, File No. 001-14077)

OTHER AGREEMENTS

10.44+	Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 as filed with the Commission on September 9, 2011, File No. 001-14077)

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL

101	*	The following financial statements from the Company’s Annual Report on Form
10-K
for the fiscal year ended January 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

WILLIAMS-SONOMA, INC.

Date: March 30, 2021	By	/S/ LAURA ALBER
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2021	/s/ SCOTT DAHNKE
Scott Dahnke
Chairman of the Board of Directors

Date: March 30, 2021	/s/ LAURA ALBER
Laura Alber
Chief Executive Officer and Director
(principal executive officer)

Date: March 30, 2021	/s/ JULIE WHALEN
Julie Whalen
Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: March 30, 2021	/s/ ANNE MULCAHY
Anne Mulcahy
Director

Date: March 30, 2021	/s/ WILLIAM READY
William Ready
Director

Date: March 30, 2021	/s/ SABRINA SIMMONS
Sabrina Simmons
Director

Date: March 30, 2021	/s/ FRITS VAN PAASSCHEN
Frits van Paasschen
Director