Form 10-Q
period 2021-05-02
WILLIAMS SONOMA INC
filed 2021-06-09
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2021.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-14077
_________________________
WILLIAMS-SONOMA, INC.
(Exact name of registrant as specified in its charter)
_________________________
Delaware
(State or other jurisdiction of
incorporation or organization)
3250 Van Ness Avenue, San Francisco, CA
(Address of principal executive offices)
94-2203880
(I.R.S. Employer
Identification No.)
94109
(Zip Code)
Registrant’s telephone number, including area code: (415) 421-7900

(Former name, former address and former fiscal year, if changed since last report)
_________________________

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

As of May 30, 2021, 75,119,077 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MAY 2, 2021

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended
In thousands, except per share amounts	May 2, 2021	May 3, 2020
Net revenues	$1,749,029	$1,235,203
Cost of goods sold	996,176	820,943
Gross profit	752,853	414,260
Selling, general and administrative expenses	477,676	365,615
Operating income	275,177	48,645
Interest expense, net	1,872	2,159
Earnings before income taxes	273,305	46,486
Income taxes	45,503	11,063
Net earnings	$227,802	$35,423
Basic earnings per share	$3.01	$0.46
Diluted earnings per share	$2.90	$0.45
Shares used in calculation of earnings per share:
Basic	75,800	77,262
Diluted	78,485	78,399

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
In thousands	May 2, 2021	May 3, 2020
Net earnings	$227,802	$35,423
Other comprehensive income (loss):
Foreign currency translation adjustments	3,700	(5,276)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(241) and $196	(665)	549
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $(55) and $13	153	(37)
Comprehensive income	$230,990	$30,659

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts	May 2, 2021	January 31, 2021	May 3, 2020
ASSETS
Current assets
Cash and cash equivalents	$639,670	$1,200,337	$861,002
Accounts receivable, net	142,459	143,728	104,829
Merchandise inventories, net	1,087,528	1,006,299	1,070,681
Prepaid expenses	58,837	93,822	90,433
Other current assets	20,502	22,894	22,099
Total current assets	1,948,996	2,467,080	2,149,044
Property and equipment, net	875,384	873,894	907,219
Operating lease right-of-use assets	1,054,746	1,086,009	1,175,402
Deferred income taxes, net	57,499	61,854	33,320
Goodwill	85,435	85,446	85,335
Other long-term assets, net	88,180	87,141	67,795
Total assets	$4,110,240	$4,661,424	$4,418,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$574,876	$542,992	$423,375
Accrued expenses	174,139	267,592	137,495
Gift card and other deferred revenue	389,640	373,164	299,353
Income taxes payable	93,282	69,476	24,049
Current debt	—	299,350	—
Borrowings under revolving line of credit	—	—	487,823
Operating lease liabilities	208,739	209,754	224,541
Other current liabilities	78,597	85,672	85,458
Total current liabilities	1,519,273	1,848,000	1,682,094
Deferred lease incentives	19,505	20,612	26,254
Long-term debt	—	—	299,868
Long-term operating lease liabilities	999,288	1,025,057	1,109,473
Other long-term liabilities	124,878	116,570	81,497
Total liabilities	2,662,944	3,010,239	3,199,186
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 75,235, 76,340 and 77,759 shares issued and outstanding at May 2, 2021, January 31, 2021 and May 3, 2020, respectively	753	764	778
Additional paid-in capital	556,305	638,375	596,184
Retained earnings	894,878	1,019,762	641,917
Accumulated other comprehensive loss	(3,929)	(7,117)	(19,351)
Treasury stock, at cost: 4, 8 and 8 shares as of May 2, 2021, January 31, 2021 and May 3, 2020, respectively	(711)	(599)	(599)
Total stockholders’ equity	1,447,296	1,651,185	1,218,929
Total liabilities and stockholders’ equity	$4,110,240	$4,661,424	$4,418,115
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance at January 31, 2021	76,340	$764	$638,375	$1,019,762	$(7,117)	$(599)	$1,651,185
Net earnings	—	—	—	227,802	—	—	227,802
Foreign currency translation adjustments	—	—	—	—	3,700	—	3,700
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(665)	—	(665)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	153	—	153
Conversion/release of stock-based awards [1]	686	7	(97,958)	—	—	(500)	(98,451)
Repurchases of common stock	(1,791)	(18)	(9,239)	(306,272)	—	—	(315,529)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(344)	(44)	—	388	—
Stock-based compensation expense	—	—	25,471	—	—	—	25,471
Dividends declared	—	—	—	(46,370)	—	—	(46,370)
Balance at May 2, 2021	75,235	$753	$556,305	$894,878	$(3,929)	$(711)	$1,447,296

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance at February 2, 2020	77,137	$772	$605,822	$644,794	$(14,587)	$(941)	$1,235,860
Net earnings	—	—	—	35,423	—	—	35,423
Foreign currency translation adjustments	—	—	—	—	(5,276)	—	(5,276)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	549	—	549
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(37)	—	(37)
Conversion/release of stock-based awards [1]	622	6	(28,747)	—	—	(171)	(28,912)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(499)	(14)	—	513	—
Stock-based compensation expense	—	—	19,608	—	—	—	19,608
Dividends declared	—	—	—	(38,286)	—	—	(38,286)
Balance at May 3, 2020	77,759	$778	$596,184	$641,917	$(19,351)	$(599)	$1,218,929
1Amounts are shown net of shares withheld for employee taxes.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
In thousands	May 2, 2021	May 3, 2020
Cash flows from operating activities:
Net earnings	$227,802	$35,423
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	47,922	46,224
Loss on disposal/impairment of assets	195	16,185
Amortization of deferred lease incentives	(1,108)	(1,405)
Non-cash lease expense	52,955	54,262
Deferred income taxes	(3,981)	(2,585)
Tax benefit related to stock-based awards	10,146	12,039
Stock-based compensation expense	26,330	19,703
Other	(223)	129
Changes in:
Accounts receivable	1,522	8,950
Merchandise inventories	(79,726)	28,513
Prepaid expenses and other assets	34,562	(215)
Accounts payable	27,910	(92,871)
Accrued expenses and other liabilities	(90,883)	(29,050)
Gift card and other deferred revenue	16,174	9,960
Operating lease liabilities	(53,633)	(57,629)
Income taxes payable	22,917	6,240
Net cash provided by operating activities	238,881	53,873
Cash flows from investing activities:
Purchases of property and equipment	(42,360)	(42,321)
Other	93	242
Net cash used in investing activities	(42,267)	(42,079)
Cash flows from financing activities:
Repurchases of common stock	(315,529)	—
Repayment of long-term debt	(300,000)	—
Tax withholdings related to stock-based awards	(98,451)	(28,912)
Payment of dividends	(45,576)	(39,391)
Borrowings under revolving line of credit	—	487,823
Net cash (used in) provided by financing activities	(759,556)	419,520
Effect of exchange rates on cash and cash equivalents	2,275	(2,474)
Net (decrease) increase in cash and cash equivalents	(560,667)	428,840
Cash and cash equivalents at beginning of period	1,200,337	432,162
Cash and cash equivalents at end of period	$639,670	$861,002

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of May 2, 2021 and May 3, 2020, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, the Condensed Consolidated Statements of Stockholders’ Equity, and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of January 31, 2021, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

The results of operations for the thirteen weeks ended May 2, 2021 are not necessarily indicative of the operating results of the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

COVID-19
In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the COVID-19 pandemic. As of May 2, 2021, all of our U.S.-based and the majority of our global retail stores have reopened for in-person shopping. However, we continue to experience intermittent closures or restrictions on retail capacity in certain geographies, in accordance with state and local guidelines, which may continue to impact our store traffic and retail revenues in the future and result in future store impairments. We continue to operate our e-commerce sites and distribution centers and continue to deliver products to our customers. However, we have experienced, and expect to continue to experience, delays in inventory receipts, increased raw material costs and higher shipping-related charges as a result of port slowdowns and congestions, as well as shipping container and foam shortages, due in part to the impact from COVID-19.

New Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This ASU was effective for us in the first quarter of fiscal 2021. The adoption of this ASU did not have an impact on our financial condition, results of operations or cash flows.

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

NOTE B. BORROWING ARRANGEMENTS

Credit Facility
We have a credit facility which provides for a $500,000,000 unsecured revolving line of credit (“revolver”). The revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the revolver by up to $250,000,000 to provide for a total of $750,000,000 of unsecured revolving credit. Our credit facility also provided for a $300,000,000 unsecured term loan facility (“term loan”). In February 2021, prior to maturity, we repaid the full outstanding balance of $300,000,000 on our term loan.

During the first quarter of fiscal 2021, we had no borrowings under the revolver. Additionally, as of May 2, 2021, $12,601,000 in issued but undrawn standby letters of credit were outstanding under the revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. During the first quarter of fiscal 2020, we drew down $487,823,000 on our revolver (at a weighted average interest rate of 2.00%), all of which was repaid prior to the end of fiscal 2020. The revolver matures on January 8, 2023, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date for an additional year, subject to lender approval.

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

In addition to the credit facility, during the second quarter of fiscal 2020 we entered into a new agreement (the “364-Day Credit Agreement”) for an additional $200,000,000 unsecured revolving line of credit. Under the 364-Day Credit Agreement, the interest rate is variable and may be elected by us as: (i) LIBOR plus an applicable margin based on our leverage ratio ranging from 1.75% to 2.5% or (ii) a base rate as defined in the agreement, plus an applicable margin ranging from 0.75% to 1.5%. During the first quarter of fiscal 2021, we had no borrowings under the 364-Day Credit Agreement. We did not renew the 364-Day Credit Agreement upon its maturity in May 2021.

The credit facility contains and the 364-Day Credit Agreement contained certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of May 2, 2021, we were in compliance with our covenants under the credit facility and the 364-Day Credit Agreement and based on current projections, we expect to remain in compliance with our covenants under the remaining credit facility throughout the next 12 months.

Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $35,000,000, each of which matures on August 22, 2021. The letter of credit facilities contain covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of May 2, 2021, an aggregate of $5,836,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration date possible for any future letters of credit issued under the facilities is January 19, 2022.
NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights, restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 36,570,000 shares. As of May 2, 2021, there were approximately 1,242,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense
During the thirteen weeks ended May 2, 2021 and May 3, 2020, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses of $26,330,000 and $19,703,000, respectively.

Restricted Stock Units
The following table summarizes our restricted stock unit activity during the thirteen weeks ended May 2, 2021:

Shares
Balance at January 31, 2021	3,118,884
Granted	359,230
Granted, with vesting subject to performance conditions	107,075
Released [1]	(1,029,356)
Cancelled	(29,652)
Balance at May 2, 2021	2,526,181
Vested plus expected to vest at May 2, 2021	2,309,979
1Excludes 228,666 incremental shares released due to achievement of performance conditions above target.

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended May 2, 2021
Basic	$227,802	75,800	$3.01
Effect of dilutive stock-based awards		2,685
Diluted	$227,802	78,485	$2.90
Thirteen weeks ended May 3, 2020
Basic	$35,423	77,262	$0.46
Effect of dilutive stock-based awards		1,137
Diluted	$35,423	78,399	$0.45

Stock-based awards of 12,000 and 8,000 were excluded from the computation of diluted earnings per share for the thirteen weeks ended May 2, 2021 and May 3, 2020, respectively, as their inclusion would be anti-dilutive.

NOTE E. SEGMENT REPORTING

We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.

The following table summarizes our net revenues by brand for the thirteen weeks ended May 2, 2021 and May 3, 2020.

	Thirteen Weeks Ended
In thousands	May 2, 2021	May 3, 2020
Pottery Barn	$679,055	$479,615
West Elm	477,317	315,430
Williams Sonoma	265,607	199,302
Pottery Barn Kids and Teen	236,067	188,552
Other [1]	90,983	52,304
Total [2]	$1,749,029	$1,235,203
1Primarily consists of net revenues from our international franchise operations, Rejuvenation and Mark and Graham.
2Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $99.9 million and $55.2 million for the thirteen weeks ended May 2, 2021 and May 3, 2020, respectively.

Long-lived assets by geographic location are as follows:

In thousands	May 2, 2021	May 3, 2020
U.S.	$2,012,572	$2,117,469
International	148,672	151,602
Total	$2,161,244	$2,269,071

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
NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS

Stock Repurchase Program
In March 2021, our Board of Directors authorized a new stock repurchase program for $1,000,000,000, which replaced our existing program. During the thirteen weeks ended May 2, 2021, we repurchased 1,790,725 shares of our common stock at an average cost of $176.20 per share for a total cost of approximately $315,529,000 under our prior and new stock repurchase programs. As of May 2, 2021, there was approximately $703,833,000 remaining under our current stock repurchase program. During the thirteen weeks ended May 3, 2020, we did not repurchase any shares of our common stock. As of May 2, 2021 and May 3, 2020, we held treasury stock of $711,000 and $599,000, respectively, that represents the cost of shares available for issuance that are intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.

Dividends
In March 2021, our Board of Directors authorized a $0.06, or 11.3%, increase in our quarterly cash dividend, from $0.53 to $0.59 per common share, subject to capital availability. We declared cash dividends of $0.59 and $0.48 per common share during the thirteen weeks ended May 2, 2021 and May 3, 2020, respectively. Our quarterly cash dividend may be limited or terminated at any time.
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

Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of May 2, 2021, we expect to reclassify a net pre-tax loss of approximately $1,677,000 from OCI to cost of goods sold over the next 12 months.

As of May 2, 2021 and May 3, 2020, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	May 2, 2021	May 3, 2020
Contracts designated as cash flow hedges	$18,000	$11,600

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen weeks ended May 2, 2021 and May 3, 2020.

The effect of derivative instruments in our Condensed Consolidated Financial Statements from gains or losses recognized in income was not material for the thirteen weeks ended May 2, 2021 and May 3, 2020.
The fair values of our derivative financial instruments are presented in other current assets and or other current liabilities in our Condensed Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I. We record all derivative assets and liabilities on a gross basis. They do not meet the balance sheet netting criteria as discussed in ASC 210, Balance Sheet, because we do not have master netting agreements established with our derivative counterparties that would allow for net settlement.
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

We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established by ASC 820, Fair Value Measurement, which defines three levels of inputs that may be used to measure fair value, as follows:

•Level 1: inputs which include quoted prices in active markets for identical assets or liabilities;
•Level 2: inputs which include observable inputs other than Level 1 inputs, such as quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and
•Level 3: inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability.

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

During the thirteen weeks ended May 2, 2021, no impairment charges were recognized. During the thirteen weeks ended May 3, 2020, we recognized impairment charges of $11,825,000 related to the impairment of property and equipment and $3,795,000 related to the impairment of operating lease right-of-use assets, due to lower projected revenues and fair market values resulting from the impact of COVID-19.

There were no transfers in and out of Level 3 categories during the thirteen weeks ended May 2, 2021 or May 3, 2020.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 31, 2021	$(6,398)	$(719)	$(7,117)
Foreign currency translation adjustments	3,700	—	3,700
Change in fair value of derivative financial instruments	—	(665)	(665)
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	153	153
Other comprehensive income (loss)	3,700	(512)	3,188
Balance at May 2, 2021	$(2,698)	$(1,231)	$(3,929)

Balance at February 2, 2020	$(14,593)	$6	$(14,587)
Foreign currency translation adjustments	(5,276)	—	(5,276)
Change in fair value of derivative financial instruments	—	549	549
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(37)	(37)
Other comprehensive income (loss)	(5,276)	512	(4,764)
Balance at May 3, 2020	$(19,869)	$518	$(19,351)
1Refer to Note H for additional disclosures about reclassifications out of accumulated other comprehensive income.
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

Merchandise Sales
Revenues from the sale of our merchandise through our e-commerce websites, at our retail stores, as well as to our franchisees and wholesale customers are, in each case, recognized at a point in time when control of merchandise is transferred to the customer. Merchandise can either be picked up in our stores or delivered to the customer. For merchandise picked up in the store, control is transferred at that time. For merchandise delivered to the customer, control is transferred when either delivery has been completed or, for certain merchandise, upon conveyance of the merchandise to the carrier for delivery. We exclude from revenue any taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and are concurrent with revenue-generating activities. Our payment terms are primarily at the point of sale for merchandise sales and for most services. We have elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation.

Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of May 2, 2021 and May 3, 2020, we recorded a liability for expected sales returns of approximately $34,266,000 and $33,357,000, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $10,166,000 and $11,603,000, respectively, within other current assets in our Condensed Consolidated Balance Sheet.

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

Customer Loyalty Programs
We have customer loyalty programs which allow members to earn points for each qualifying purchase. Points earned enable members to receive certificates that may be redeemed on future merchandise purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The allocated consideration for the points earned by our loyalty program members is deferred based on the standalone selling price of the points and recorded within gift card and other deferred revenue within our Condensed Consolidated Balance Sheet. The measurement of standalone selling prices takes into consideration the discount the customer would receive in a separate transaction for the delivered item, as well as our estimate of certificates expected to be redeemed, based on historical redemption patterns. This measurement is applied to our portfolio of performance obligations for points earned, as all obligations have similar economic characteristics. We believe the impact to our Condensed Consolidated Financial Statements would not be materially different if this measurement was applied to each individual performance obligation. Revenue is recognized for these performance obligations at a point in time when certificates are redeemed by the customer. These obligations relate to contracts with terms less than one year, as our certificates generally expire within six months from issuance.

Deferred Revenue
We defer revenue when cash payments are received in advance of satisfying performance obligations, primarily associated with our stored-value cards, merchandise sales, and incentives received from credit card issuers. As of May 2, 2021 and May 3, 2020, we had recorded $392,807,000 and $301,031,000 for gift card and other deferred revenue in our Condensed Consolidated Balance Sheet, substantially all of which is expected to be recognized into revenue within the next 12 months.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: the continuing impact of the COVID-19 pandemic on our business, results of operations and financial condition; our revenue growth; our expanded operating margin; production, transportation and supply chain; our strategic initiatives; our beliefs regarding customer behavior and industry trends; our merchandise strategies; our growth strategies for our brands; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash, including our commitment to continue or increase quarterly dividend payments; our future compliance with the financial covenants contained in our credit facility; our belief that our cash on-hand, in addition to our available credit facility, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,”

“continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended January 31, 2021, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.
OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality sustainable products for the home. Our products, representing distinct merchandise strategies – Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct-mail catalogs and retail stores. These brands are also part of The Key Rewards, our free-to-join loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea, and India as well as e-commerce websites in certain locations. We are also proud to lead the industry with our Environmental, Social and Governance ("ESG") efforts.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended May 2, 2021 (“first quarter of fiscal 2021”), as compared to the thirteen weeks ended May 3, 2020 (“first quarter of fiscal 2020”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.

COVID-19
In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the COVID-19 pandemic. As of May 2, 2021, all of our U.S.-based and the majority of our global retail stores have reopened for in-person shopping. However, we continue to experience intermittent closures or restrictions on retail capacity in certain geographies, in accordance with state and local guidelines, which may continue to impact our store traffic and retail revenues in the future and result in future store impairments. We continue to operate our e-commerce sites and distribution centers and continue to deliver products to our customers. However, we have experienced, and expect to continue to experience, delays in inventory receipts, increased raw material costs and higher shipping-related charges as a result of port slowdowns and congestions, as well as shipping container and foam shortages, due in part to the impact from COVID-19.

First Quarter of Fiscal 2021 Financial Results
Net revenues in the first quarter of fiscal 2021 increased by $513,826,000 or 41.6%, compared to the first quarter of fiscal 2020, with comparable brand revenue growth of 40.4% and double-digit comparable revenue growth across all our brands. This was primarily driven by strength in both our e-commerce and retail channels due to an increase in demand for our product and higher average selling prices, which includes the impact of stores operating at a limited capacity due to COVID-19 during the first quarter of fiscal 2020. The increase in net revenues also included an 81.2% increase in international revenues primarily related to our franchise and company-owned operations. On a two-year basis, despite the impact of COVID-19 during the first quarter of fiscal 2020, comparable brand revenues increased 43.0%, with growth in both channels.

For the first quarter of fiscal 2021, we delivered double-digit comparable brand revenue growth across all our brands. In West Elm, we delivered strong comparable brand revenue growth of 50.9% during the quarter. Our aggressive expansion in the outdoor category has been successful, and our outdoor furniture business growth was driven by line extensions in our top performing collections and new product introductions. The Pottery Barn brand delivered comparable brand revenue growth of 41.3% for the quarter. Our rustic modern, casual point of view in furniture, home furnishings, and decorating drove growth in all categories. Growth in our bath renovation business accelerated, and our Marketplace business gained momentum. The Williams Sonoma brand delivered comparable brand revenue growth of 35.3% where cooking at home and now entertaining at home are driving our customers’ purchases. This quarter we saw significant growth in all areas of entertaining, particularly outdoors and Easter gatherings. In our Pottery Barn Kids and Teen business, we delivered 27.6% comparable brand revenue growth. We continue to strengthen our leadership in the children’s home furnishings market with our emphasis on design and sustainability. Our furniture remains a core driver of growth for the brand, and we also saw outsized growth in key initiatives such as Baby, and our aesthetic expansion into Modern. And, our emerging brands Rejuvenation and Mark and Graham, combined delivered another quarter of double-digit comparable brand revenue growth of 35.1%.

As of May 2, 2021, we had approximately $639,670,000 in cash and generated positive operating cash flow of $238,881,000 year-to-date. In addition to our strong cash balance, we also ended the quarter with no amount outstanding under our line of credit. This strong liquidity position allowed us to fund the operations of the business, provide shareholder returns of approximately $361,105,000 through share repurchases and dividends, and repay in full, prior to maturity, our $300,000,000 term loan facility.

For the first quarter of fiscal 2021, diluted earnings per share was $2.90 (which included a $0.03 impact related to acquisition-related compensation expense and amortization of acquired intangibles of Outward, Inc.), versus $0.45 in the first quarter of fiscal 2020 (which included a $0.15 impact related to store asset impairments, an $0.11 impact related to inventory write-offs, and a $0.03 impact related to acquisition-related compensation expense and amortization of acquired intangibles of Outward, Inc.).

Looking Ahead
Looking forward to the balance of the year, we will continue to focus on driving net revenue and operating margin growth. We believe our revenue growth will be driven by the continued strength of our business year-to-date, the strong housing environment and people’s deeper appreciation for the home, the momentum in our growth initiatives, and planned improvement in our inventory enabling us to fill our backorders throughout the year. We believe our operating margin expansion will be driven by overall sales leverage, continued occupancy leverage from the renegotiation of our lease agreements and store closures, continued expansion in our merchandise margins from our on-going focus on more content-led marketing and more value-engineered products, as well as from overall strong financial discipline. However, production and global transportation constraints remain challenging industry-wide and, as a result, we continue to see elevated backorders and delays throughout the supply chain. Further, we have experienced and may continue to experience shipping and product cost increases that continue to pressure the industry. In addition, we continue to experience intermittent closures or restrictions on retail capacity in certain geographies, in accordance with state and local guidelines, which may continue to impact our store traffic and retail revenues in the future and result in future store impairments. Overall, the long-term impact of COVID-19 on our business, results of operations and financial condition still remains uncertain. For more information on risks associated with COVID-19, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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

Net revenues in the first quarter of fiscal 2021 increased by $513,826,000 or 41.6%, compared to the first quarter of fiscal 2020, with comparable brand revenue growth of 40.4% and double-digit comparable revenue growth across all our brands. This was primarily driven by strength in both our e-commerce and retail channels due to an increase in demand for our product and higher average selling prices, which includes the impact of stores operating at a limited capacity due to COVID-19 during the first quarter of fiscal 2020. The increase in net revenues also included an 81.2% increase in international revenues primarily related to our franchise and company-owned operations. On a two-year basis, despite the impact of COVID-19 during the first quarter of fiscal 2020, comparable brand revenues increased 43.0%, with growth in both channels.

Comparable Brand Revenue
Comparable brand revenue includes comparable store sales and e-commerce sales, including through our direct mail catalogs, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are typically defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months and which have been open for at least 12 consecutive months without closure for seven or more consecutive days. Comparable stores that were temporarily closed due to COVID-19 were not excluded from the comparable stores calculation. Outlet comparable store net revenues are included in their respective brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and e-commerce websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales are meaningful to evaluating their performance. Additionally, comparable brand revenue growth for newer concepts is not separately disclosed until such time that we believe those sales are meaningful to evaluating the performance of the brand.

	Thirteen Weeks Ended
Comparable brand revenue growth (decline)	May 2, 2021	May 3, 2020
Pottery Barn	41.3%	(1.1%)
West Elm	50.9%	3.3%
Williams Sonoma	35.3%	5.4%
Pottery Barn Kids and Teen	27.6%	8.5%
Total [1]	40.4%	2.6%
1 Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

STORE DATA

	Store Count [1]					Average Leased Square Footage Per Store
	January 31, 2021	Openings	Closings	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020
Williams Sonoma	198	—	(3)	195	212	6,800	6,900
Pottery Barn	195	2	(2)	195	201	14,600	14,400
West Elm	121	—	—	121	119	13,100	13,200
Pottery Barn Kids	57	—	—	57	74	7,800	7,700
Rejuvenation	10	—	—	10	10	8,500	8,500
Total	581	2	(5)	578	616	10,900	10,700
Store selling square footage at period-end						3,972,000	4,148,000
Store leased square footage at period-end						6,289,000	6,580,000
1Store count data does not reflect temporary closures due to COVID-19.

COST OF GOODS SOLD

	Thirteen Weeks Ended
In thousands	May 2, 2021	% Net Revenues	May 3, 2020	% Net Revenues
Cost of goods sold [1]	$996,176	57.0%	$820,943	66.5%
1Includes total occupancy expenses of $175.7 million and $174.9 million for the first quarter of fiscal 2021 and the first quarter of fiscal 2020, respectively.

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

First Quarter of Fiscal 2021 vs. First Quarter of Fiscal 2020
Cost of goods sold increased by $175,233,000, or 21.3%, in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. Cost of goods sold as a percentage of net revenues decreased to 57.0% in the first quarter of fiscal 2021 from 66.5% in the first quarter of fiscal 2020. This decrease was primarily driven by higher merchandise margins, driven by reduced promotional activity, the leverage of occupancy costs, inventory write-offs of $11,378,000 (from the closure of our outlet stores due to COVID-19 in the first quarter of fiscal 2020 that did not recur in the first quarter of fiscal 2021), and the leverage of shipping costs (which reflects a higher mix of retail revenues versus the first quarter of fiscal 2020).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended
In thousands	May 2, 2021	% Net Revenues	May 3, 2020	% Net Revenues
Selling, general and administrative expenses	$477,676	27.3%	$365,615	29.6%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.

First Quarter of Fiscal 2021 vs. First Quarter of Fiscal 2020
Selling, general and administrative expenses increased by $112,061,000, or 30.7%, in the first quarter of fiscal 2021, compared to the first quarter of fiscal 2020. Selling, general and administrative expenses as a percentage of net revenues decreased to 27.3% in the first quarter of fiscal 2021 from 29.6% in the first quarter of fiscal 2020. This decrease was primarily driven by the leverage of employment costs and other general expenses from higher sales and overall cost discipline, as well as store asset impairment charges of approximately $15,620,000 due to the impact of COVID-19 on our retail stores in the first quarter of fiscal 2020 that did not recur in fiscal 2021. This decrease was partially offset by higher advertising costs in the first quarter of fiscal 2021 compared to significantly reduced advertising costs as a result of our initial financial response to COVID-19 in the first quarter of fiscal 2020.
INCOME TAXES

The effective tax rate was 16.6% for the first quarter of fiscal 2021 compared to 23.8% for the first quarter of fiscal 2020. The decrease in the effective tax rate is primarily due to an increase in our excess tax benefit from stock-based compensation in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020.
LIQUIDITY AND CAPITAL RESOURCES

As of May 2, 2021, we held $639,670,000 in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts and money market funds, and of which $152,431,000 was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

For the remainder of fiscal 2021, we plan to use our cash resources to fund our inventory and inventory-related purchases, employment-related costs, advertising and marketing initiatives, stock repurchases and dividend payments, and property and equipment purchases.

In addition to our cash balances, we have a credit facility which provides for a $500,000,000 unsecured revolving line of credit (“revolver”). The revolver may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. Our credit facility also provided for a $300,000,000 unsecured term loan facility (“term loan”). In February 2021, prior to maturity, we repaid the full outstanding balance of $300,000,000 on our term loan.

During the first quarter of fiscal 2021, we had no borrowings under the revolver. Additionally, as of May 2, 2021, a total of $12,601,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.

In addition to the credit facility, during the second quarter of fiscal 2020 we entered into a new agreement (the “364-Day Credit Agreement”) for an additional $200,000,000 unsecured revolving line of credit. During the first quarter of fiscal 2021, we had no borrowings under the 364-Day Credit Agreement. We did not renew the 364-Day Credit Agreement upon its maturity in May 2021.

The credit facility contains and the 364-Day Credit Agreement contained certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of May 2, 2021, we were in compliance with our financial covenants under the credit facility and the 364-Day Credit Agreement and, based on our current projections, we expect to remain in compliance with the remaining credit facility throughout the next 12 months. We believe our cash on hand, in addition to our available credit facility, will provide adequate liquidity for our business operations over the next 12 months.

Letter of Credit Facilities

We have three unsecured letter of credit reimbursement facilities for a total of $35,000,000, each of which matures on August 22, 2021. The letter of credit facilities contain covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of May 2, 2021, an aggregate of $5,836,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration date possible for any future letters of credit issued under the facilities is January 19, 2022.

Cash Flows from Operating Activities
For the first quarter of fiscal 2021, net cash provided by operating activities was $238,881,000 compared to $53,873,000 for the first quarter of fiscal 2020. For the first quarter of fiscal 2021, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, partially offset by a decrease in accrued expenses and other liabilities as well as an increase in merchandise inventories. Net cash provided by operating activities for the first quarter of fiscal 2021 increased compared to the first quarter of fiscal 2020 primarily due to an increase in net earnings and an increase in accounts payable, partially offset by an increase in merchandise inventories.

Cash Flows from Investing Activities
For the first quarter of fiscal 2021, net cash used in investing activities was $42,267,000 compared to $42,079,000 for the first quarter of fiscal 2020, and was primarily attributable to purchases of property and equipment.

Cash Flows from Financing Activities
For the first quarter of fiscal 2021, net cash used in financing activities was $759,556,000 compared to net cash provided by financing activities of $419,520,000 for the first quarter of fiscal 2020. For the first quarter of fiscal 2021, net cash used in financing activities was primarily attributable to the repurchases of common stock, the repayment of our term loan and tax withholdings related to stock-based awards. Net cash used in financing activities for the first quarter of fiscal 2021 increased compared to net cash provided by financing activities for the first quarter of fiscal 2020 primarily due to borrowings under our revolving line of credit in the first quarter of fiscal 2020 that did not recur in the first quarter of fiscal 2021, an increase in repurchases of common stock, and the repayment of our term loan in the first quarter of fiscal 2021.

Stock Repurchase Program and Dividends
See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the first quarter of fiscal 2021, there were no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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

Contractual Obligations, Commitments, Contingencies and Off-balance Sheet Arrangements
There were no material changes during the quarter to the Company’s contractual obligations, commitments, contingencies and off-balance sheet arrangements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, which is incorporated herein by reference.
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

Interest Rate Risk
Our revolver has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the first quarter of fiscal 2021, we had no borrowings under the revolver. A hypothetical increase or decrease of one percentage point on our existing variable rate debt instruments would not materially affect our results of operations or cash flows.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of May 2, 2021, our investments, made primarily in interest-bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks
We purchase the majority of our inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars and, as such, any foreign currency impact related to our international purchase transactions was not significant to us during the first quarter of fiscal 2021 or the first quarter of fiscal 2020. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the first quarter of fiscal 2021 or the first quarter of fiscal 2020, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of May 2, 2021, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.
ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 for a description of the risks and uncertainties associated with our business. There were no material changes to such risk factors in the current quarterly reporting period.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2021, our Board of Directors authorized a new stock repurchase program for a total of $1,000,000,000, which replaced our existing program. The following table provides information as of May 2, 2021 with respect to shares of common stock we repurchased during the first quarter of fiscal 2021 under our prior and new stock repurchase programs. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program [1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
February 1, 2021 – February 28, 2021	85,932	$127.37	85,932	$414,036,000
March 1, 2021 – March 28, 2021	361,807	$167.29	361,807	$947,889,000
March 29, 2021 – May 2, 2021	1,342,986	$181.73	1,342,986	$703,833,000
Total	1,790,725	$176.20	1,790,725	$703,833,000
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit Number	Exhibit Description
10.1+*	Williams-Sonoma, Inc. 2021 Incentive Bonus Plan

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted under Exhibit 101).

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Julie Whalen
Julie Whalen
Duly Authorized Officer and Chief Financial Officer

Date: June 9, 2021