Form 10-Q
period 2021-08-01
WILLIAMS SONOMA INC
filed 2021-09-09
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2021.
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

As of August 29, 2021, 74,365,546 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED AUGUST 1, 2021

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In thousands, except per share amounts	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Net revenues	$1,948,339	$1,490,777	$3,697,368	$2,725,980
Cost of goods sold	1,089,951	939,575	2,086,127	1,760,518
Gross profit	858,388	551,202	1,611,241	965,462
Selling, general and administrative expenses	535,288	365,841	1,012,964	731,456
Operating income	323,100	185,361	598,277	234,006
Interest (income) expense, net	(39)	6,464	1,833	8,623
Earnings before income taxes	323,139	178,897	596,444	225,383
Income taxes	77,069	44,333	122,572	55,396
Net earnings	$246,070	$134,564	$473,872	$169,987
Basic earnings per share	$3.29	$1.73	$6.29	$2.19
Diluted earnings per share	$3.21	$1.70	$6.11	$2.16
Shares used in calculation of earnings per share:
Basic	74,786	77,783	75,293	77,522
Diluted	76,584	79,264	77,516	78,841

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In thousands	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Net earnings	$246,070	$134,564	$473,872	$169,987
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,522)	6,737	178	1,461
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $25, $(71), $(216), and $125	65	(200)	(600)	349
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $(126), $38, $(181), and $51	337	(107)	490	(144)
Comprehensive income	$242,950	$140,994	$473,940	$171,653

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts	August 1, 2021	January 31, 2021	August 2, 2020
ASSETS
Current assets
Cash and cash equivalents	$655,211	$1,200,337	$947,760
Accounts receivable, net	141,814	143,728	128,737
Merchandise inventories, net	1,170,561	1,006,299	1,042,340
Prepaid expenses	85,587	93,822	109,495
Other current assets	20,537	22,894	27,098
Total current assets	2,073,710	2,467,080	2,255,430
Property and equipment, net	875,295	873,894	887,401
Operating lease right-of-use assets	1,052,617	1,086,009	1,146,229
Deferred income taxes, net	58,848	61,854	37,789
Goodwill	85,421	85,446	85,419
Other long-term assets, net	99,146	87,141	75,028
Total assets	$4,245,037	$4,661,424	$4,487,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$601,879	$542,992	$373,086
Accrued expenses	224,089	267,592	158,407
Gift card and other deferred revenue	403,409	373,164	292,684
Income taxes payable	61,335	69,476	28,502
Current debt	—	299,350	—
Borrowings under revolving line of credit	—	—	487,823
Operating lease liabilities	213,784	209,754	221,575
Other current liabilities	74,331	85,672	102,086
Total current liabilities	1,578,827	1,848,000	1,664,163
Deferred lease incentives	18,359	20,612	24,684
Long-term debt	—	—	298,995
Long-term operating lease liabilities	994,165	1,025,057	1,080,622
Other long-term liabilities	126,967	116,570	85,910
Total liabilities	2,718,318	3,010,239	3,154,374
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 74,426, 76,340 and 77,796 shares issued and outstanding at August 1, 2021, January 31, 2021 and August 2, 2020, respectively	745	764	778
Additional paid-in capital	569,734	638,375	608,892
Retained earnings	964,000	1,019,762	736,772
Accumulated other comprehensive loss	(7,049)	(7,117)	(12,921)
Treasury stock, at cost: 4, 8 and 8 shares as of August 1, 2021, January 31, 2021 and August 2, 2020, respectively	(711)	(599)	(599)
Total stockholders’ equity	1,526,719	1,651,185	1,332,922
Total liabilities and stockholders’ equity	$4,245,037	$4,661,424	$4,487,296
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance at January 31, 2021	76,340	$764	$638,375	$1,019,762	$(7,117)	$(599)	$1,651,185
Net earnings	—	—	—	227,802	—	—	227,802
Foreign currency translation adjustments	—	—	—	—	3,700	—	3,700
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(665)	—	(665)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	153	—	153
Conversion/release of stock-based awards[1]	686	7	(97,958)	—	—	(500)	(98,451)
Repurchases of common stock	(1,791)	(18)	(9,239)	(306,272)	—	—	(315,529)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(344)	(44)	—	388	—
Stock-based compensation expense	—	—	25,471	—	—	—	25,471
Dividends declared	—	—	—	(46,370)	—	—	(46,370)
Balance at May 2, 2021	75,235	$753	$556,305	$894,878	$(3,929)	$(711)	$1,447,296
Net earnings	—	—	—	246,070	—	—	246,070
Foreign currency translation adjustments	—	—	—	—	(3,522)	—	(3,522)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	65	—	65
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	337	—	337
Conversion/release of stock-based awards[1]	25	—	(1,709)	—	—	—	(1,709)
Repurchases of common stock	(834)	(8)	(4,358)	(131,493)	—	—	(135,859)
Stock-based compensation expense	—	—	19,496	—	—	—	19,496
Dividends declared	—	—	—	(45,455)	—	—	(45,455)
Balance at August 1, 2021	74,426	$745	$569,734	$964,000	$(7,049)	$(711)	$1,526,719
1.Amounts are shown net of shares withheld for employee taxes.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance at February 2, 2020	77,137	$772	$605,822	$644,794	$(14,587)	$(941)	$1,235,860
Net earnings	—	—	—	35,423	—	—	35,423
Foreign currency translation adjustments	—	—	—	—	(5,276)	—	(5,276)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	549	—	549
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(37)	—	(37)
Conversion/release of stock-based awards[1]	622	6	(28,747)	—	—	(171)	(28,912)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(499)	(14)	—	513	—
Stock-based compensation expense	—	—	19,608	—	—	—	19,608
Dividends declared	—	—	—	(38,286)	—	—	(38,286)
Balance at May 3, 2020	77,759	$778	$596,184	$641,917	$(19,351)	$(599)	$1,218,929
Net earnings	—	—	—	134,564	—	—	134,564
Foreign currency translation adjustments	—	—	—	—	6,737	—	6,737
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(200)	—	(200)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(107)	—	(107)
Conversion/release of stock-based awards[1]	37	—	(677)	—	—	—	(677)
Stock-based compensation expense	—	—	13,385	—	—	—	13,385
Dividends declared	—	—	—	(39,709)	—	—	(39,709)
Balance at August 2, 2020	77,796	$778	$608,892	$736,772	$(12,921)	$(599)	$1,332,922
1Amounts are shown net of shares withheld for employee taxes.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
In thousands	August 1, 2021	August 2, 2020
Cash flows from operating activities:
Net earnings	$473,872	$169,987
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	96,687	93,120
Loss on disposal/impairment of assets	455	25,408
Amortization of deferred lease incentives	(2,254)	(2,975)
Non-cash lease expense	105,739	108,448
Deferred income taxes	(7,037)	(2,229)
Tax benefit related to stock-based awards	10,302	12,694
Stock-based compensation expense	46,260	33,395
Other	(274)	255
Changes in:
Accounts receivable	2,002	(16,740)
Merchandise inventories	(163,621)	60,055
Prepaid expenses and other assets	(4,622)	(30,968)
Accounts payable	48,457	(141,602)
Accrued expenses and other liabilities	(43,653)	12,117
Gift card and other deferred revenue	30,308	2,936
Operating lease liabilities	(108,791)	(113,489)
Income taxes payable	(8,162)	5,988
Net cash provided by operating activities	475,668	216,400
Cash flows from investing activities:
Purchases of property and equipment	(78,281)	(76,123)
Other	97	241
Net cash used in investing activities	(78,184)	(75,882)
Cash flows from financing activities:
Repurchases of common stock	(451,388)	—
Repayment of long-term debt	(300,000)	—
Tax withholdings related to stock-based awards	(100,160)	(29,589)
Payment of dividends	(91,069)	(79,274)
Borrowings under revolving line of credit	—	487,823
Debt issuance costs	—	(1,050)
Net cash (used in) provided by financing activities	(942,617)	377,910
Effect of exchange rates on cash and cash equivalents	7	(2,830)
Net (decrease) increase in cash and cash equivalents	(545,126)	515,598
Cash and cash equivalents at beginning of period	1,200,337	432,162
Cash and cash equivalents at end of period	$655,211	$947,760

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of August 1, 2021 and August 2, 2020, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen and twenty-six weeks then ended and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of January 31, 2021, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

The results of operations for the thirteen and twenty-six weeks ended August 1, 2021 are not necessarily indicative of the operating results of the full year.

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

COVID-19
In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the COVID-19 pandemic. As of August 1, 2021, all of our U.S.-based and the majority of our global retail stores have reopened for in-person shopping. However, we continue to experience intermittent closures or restrictions on retail capacity in certain geographies, in accordance with state and local guidelines, which may continue to impact our store traffic and retail revenues in the future and result in future store impairments. We continue to operate our e-commerce sites and distribution centers and continue to deliver products to our customers. However, we have experienced, and expect to continue to experience, delays in inventory receipts, increased raw material costs and higher shipping-related charges as a result of port slowdowns and congestion, as well as shipping container and foam shortages, due in part to the impact from COVID-19.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The ASU is intended to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance provides optional expedients and scope exceptions for transactions if certain criteria are met. These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. We may elect to apply the provisions of the new standard prospectively through December 31, 2022. Unlike other topics, the provisions of this update are only available until December 31, 2022, by which time the reference rate replacement activity is expected to be completed. We have yet to elect an adoption date, but do not believe the adoption would have a material impact on our financial condition, results of operations or cash flows.

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

During the second quarter of fiscal 2021 and for year-to-date fiscal 2021, we had no borrowings under the revolver. Additionally, as of August 1, 2021, $12,927,000 in issued but undrawn standby letters of credit were outstanding under the revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. We had no borrowings during the second quarter of fiscal 2020, and for year-to-date fiscal 2020, we had borrowings of $487,823,000 under the revolver (at a year-to-date weighted average interest rate of 2.48%) all of which were repaid prior to the end of fiscal 2020. The revolver matures on January 8, 2023, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date subject to lender approval.

The interest rate applicable to the revolver is variable, and may be elected by us as: (i) the LIBOR plus an applicable margin based on our leverage ratio ranging from 0.91% to 1.775% or (ii) a base rate as defined in the credit facility, plus an applicable margin ranging from 0% to 0.775%.

In addition to the credit facility, during the second quarter of fiscal 2020 we entered into a new agreement (the “364-Day Credit Agreement”) for an additional $200,000,000 unsecured revolving line of credit. Under the 364-Day Credit Agreement, the interest rate was variable and could be elected by us as: (i) LIBOR plus an applicable margin based on our leverage ratio ranging from 1.75% to 2.50% or (ii) a base rate as defined in the agreement, plus an applicable margin ranging from 0.75% to 1.50%. During the second quarter of fiscal 2021 and for year-to-date fiscal 2021, we had no borrowings under the 364-Day Credit Agreement. We did not renew the 364-Day Credit Agreement upon its maturity in May 2021.

The credit facility contains and the 364-Day Credit Agreement contained certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of August 1, 2021, we were in compliance with our covenants under the credit facility and, based on current projections, we expect to remain in compliance with our covenants under the credit facility throughout the next 12 months.

Letter of Credit Facilities
As of August 1, 2021, we had three unsecured letter of credit reimbursement facilities for a total of $35,000,000. The letter of credit facilities contains covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of August 1, 2021, an aggregate of $8,404,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 22, 2021, we renewed all three of our letter of credit facilities on substantially similar terms and extended each of these facilities' maturity dates until August 22, 2022. The latest expiration date possible for any future letters of credit issued under the facilities is January 19, 2023.
NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights, restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 42,720,000 shares. As of August 1, 2021, there were approximately 7,489,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense
During the thirteen and twenty-six weeks ended August 1, 2021, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses of $19,930,000 and $46,260,000, respectively. During the thirteen and twenty-six weeks ended August 2, 2020, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses of $13,692,000 and $33,395,000, respectively.

Restricted Stock Units
The following table summarizes our restricted stock unit activity during the twenty-six weeks ended August 1, 2021:

Shares
Balance at January 31, 2021	3,118,884
Granted	371,890
Granted, with vesting subject to performance conditions	107,075
Released [1]	(1,064,620)
Cancelled	(93,749)
Balance at August 1, 2021	2,439,480
Vested plus expected to vest at August 1, 2021	2,250,339
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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended August 1, 2021
Basic	$246,070	74,786	$3.29
Effect of dilutive stock-based awards		1,798
Diluted	$246,070	76,584	$3.21
Thirteen weeks ended August 2, 2020
Basic	$134,564	77,783	$1.73
Effect of dilutive stock-based awards		1,481
Diluted	$134,564	79,264	$1.70
Twenty-six weeks ended August 1, 2021
Basic	$473,872	75,293	$6.29
Effect of dilutive stock-based awards		2,223
Diluted	$473,872	77,516	$6.11
Twenty-six weeks ended August 2, 2020
Basic	$169,987	77,522	$2.19
Effect of dilutive stock-based awards		1,319
Diluted	$169,987	78,841	$2.16

Stock-based awards of 8,000 and 15,000 were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended August 1, 2021, respectively, as their inclusion would be anti-dilutive. Stock-based awards of 2,000 and 4,000 were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended August 2, 2020, respectively, as their inclusion would be anti-dilutive.

NOTE E. SEGMENT REPORTING

We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.

The following table summarizes our net revenues by brand for the thirteen and twenty-six weeks ended August 1, 2021 and August 2, 2020.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In thousands	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Pottery Barn	$732,323	$563,276	$1,411,378	$1,042,891
West Elm	579,636	380,552	1,056,953	695,982
Williams Sonoma	255,455	243,133	521,062	442,435
Pottery Barn Kids and Teen	273,937	235,987	510,004	424,539
Other [1]	106,988	67,829	197,971	120,133
Total [2]	$1,948,339	$1,490,777	$3,697,368	$2,725,980
1Primarily consists of net revenues from our international franchise operations, Rejuvenation and Mark and Graham.
2Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $116.1 million and $77.6 million for the thirteen weeks ended August 1, 2021 and August 2, 2020, respectively, and approximately $216.0 million and $132.7 million for the twenty-six weeks ended August 1, 2021 and August 2, 2020, respectively.

Long-lived assets by geographic location are as follows:

In thousands	August 1, 2021	August 2, 2020
U.S.	$2,021,577	$2,076,079
International	149,750	155,787
Total	$2,171,327	$2,231,866

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
NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS

Stock Repurchase Program
During the thirteen weeks ended August 1, 2021, we repurchased 834,294 shares of our common stock at an average cost of $162.84 per share for a total cost of approximately $135,859,000 under our current stock repurchase program. During the twenty-six weeks ended August 1, 2021, we repurchased 2,625,019 shares of our common stock at an average cost of $171.96 per share for a total cost of approximately $451,388,000 under our current stock repurchase program. As of August 1, 2021, there was approximately $567,974,000 remaining under our current stock repurchase program. On August 25, 2021, we announced a new $1,250,000,000 stock repurchase authorization, which is an increase of approximately $700,000,000 to our current stock repurchase program and superseded the remaining amount outstanding under our prior stock repurchase authorization.

During the thirteen and twenty-six weeks ended August 2, 2020, we did not repurchase any shares of our common stock.

As of August 1, 2021 and August 2, 2020, we held treasury stock of $711,000 and $599,000, respectively, that represents the cost of shares available for issuance that are intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.

Dividends
We declared cash dividends of $0.59 and $0.48 per common share during the thirteen weeks ended August 1, 2021 and August 2, 2020, respectively. We declared cash dividends of $1.18 and $0.96 per common share during the twenty-six weeks ended August 1, 2021 and August 2, 2020, respectively. On August 25, 2021, we announced a 20.3% increase in our quarterly cash dividend from $0.59 to $0.71 per share. Our quarterly cash dividend may be limited or terminated at any time.
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

Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of August 1, 2021, we expect to reclassify a net pre-tax loss of approximately $1,124,000 from OCI to cost of goods sold over the next 12 months.

As of August 1, 2021 and August 2, 2020, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	August 1, 2021	August 2, 2020
Contracts designated as cash flow hedges	$19,500	$6,800

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and twenty-six weeks ended August 1, 2021 and August 2, 2020.

The effect of derivative instruments in our Condensed Consolidated Financial Statements from gains or losses recognized in income was not material for the thirteen and twenty-six weeks ended August 1, 2021 and August 2, 2020.

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

During the thirteen and twenty-six weeks ended August 1, 2021, no impairment charges were recognized. During the thirteen and twenty-six weeks ended August 2, 2020, we recognized impairment charges of $4,689,000 and $16,514,000, respectively, related to the impairment of property and equipment and $1,666,000 and $5,461,000, respectively, related to the impairment of operating lease right-of-use assets, due to lower projected revenues and fair market values resulting from the impact of COVID-19.

There were no transfers in and out of Level 3 categories during the thirteen and twenty-six weeks ended August 1, 2021 or August 2, 2020.
NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 31, 2021	$(6,398)	$(719)	$(7,117)
Foreign currency translation adjustments	3,700	—	3,700
Change in fair value of derivative financial instruments	—	(665)	(665)
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	153	153
Other comprehensive income (loss)	3,700	(512)	3,188
Balance at May 2, 2021	$(2,698)	$(1,231)	$(3,929)
Foreign currency translation adjustments	(3,522)	—	(3,522)
Change in fair value of derivative financial instruments	—	65	65
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	337	337
Other comprehensive income (loss)	(3,522)	402	(3,120)
Balance at August 1, 2021	$(6,220)	$(829)	$(7,049)

Balance at February 2, 2020	$(14,593)	$6	$(14,587)
Foreign currency translation adjustments	(5,276)	—	(5,276)
Change in fair value of derivative financial instruments	—	549	549
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(37)	(37)
Other comprehensive income (loss)	(5,276)	512	(4,764)
Balance at May 3, 2020	$(19,869)	$518	$(19,351)
Foreign currency translation adjustments	6,737	—	6,737
Change in fair value of derivative financial instruments	—	(200)	(200)
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	(107)	(107)
Other comprehensive income (loss)	6,737	(307)	6,430
Balance at August 2, 2020	$(13,132)	$211	$(12,921)
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

Merchandise Sales
Revenues from the sale of our merchandise through our e-commerce websites, our direct mail catalogs, at our retail stores, as well as to our franchisees and wholesale customers are, in each case, recognized at a point in time when control of merchandise is transferred to the customer. Merchandise can either be picked up in our stores or delivered to the customer. For merchandise picked up in the store, control is transferred at that time. For merchandise delivered to the customer, control is transferred when either delivery has been completed or, for certain merchandise, upon conveyance of the merchandise to the carrier for delivery. We exclude from revenue any taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and are concurrent with revenue-generating activities. Our payment terms are primarily at the point of sale for merchandise sales and for most services. We have elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation.

Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of August 1, 2021 and August 2, 2020, we recorded a liability for expected sales returns of approximately $28,315,000 and $48,773,000, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $7,798,000 and $17,496,000, respectively, within other current assets in our Condensed Consolidated Balance Sheet.

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

Deferred Revenue

We defer revenue when cash payments are received in advance of satisfying performance obligations, primarily associated with our stored-value cards, merchandise sales, and incentives received from credit card issuers. As of August 1, 2021 and August 2, 2020, we had recorded $406,450,000 and $293,104,000 for gift card and other deferred revenue in our Condensed Consolidated Balance Sheet, substantially all of which is expected to be recognized into revenue within the next 12 months.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: the continuing impact of the COVID-19 pandemic on our business, results of operations and financial condition; our revenue growth; expanding our operating margin; production, transportation and supply chain; backorder levels; our strategic initiatives; our beliefs regarding customer behavior and industry trends; our merchandise strategies; our growth strategies for our brands; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash, including our commitment to continue or increase quarterly dividend payments; our future compliance with the financial covenants contained in our credit facility; our belief that our cash on-hand, in addition to our available credit facility, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended January 31, 2021, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.
OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality sustainable products for the home. Our products, representing distinct merchandise strategies – Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct-mail catalogs and retail stores. These brands are also part of The Key Rewards, our free-to-join loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea, and India as well as e-commerce websites in certain locations. We are also proud to be a leader in the industry with our Environmental, Social and Governance ("ESG") efforts.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended August 1, 2021 (“second quarter of fiscal 2021”), as compared to the thirteen weeks ended August 2, 2020 (“second quarter of fiscal 2020”) and the twenty-six weeks ended August 1, 2021 (“year-to-date fiscal 2021”), as compared to the twenty-six weeks ended August 2, 2020 (“year-to-date fiscal 2020”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.

COVID-19
In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the COVID-19 pandemic. As of August 1, 2021, all of our U.S.-based and the majority of our global retail stores have reopened for in-person shopping. However, we continue to experience intermittent closures or restrictions on retail capacity in certain geographies, in accordance with state and local guidelines, which may continue to impact our store traffic and retail revenues in the future and result in future store impairments. We continue to operate our e-commerce sites and distribution centers and continue to deliver products to our customers. However, we have experienced, and expect to continue to experience, delays in inventory receipts, increased raw material costs and higher shipping-related charges as a result of port slowdowns and congestion, as well as shipping container and foam shortages, due in part to the impact from COVID-19.

Second Quarter of Fiscal 2021 Financial Results
Net revenues in the second quarter of fiscal 2021 increased by $457,562,000 or 30.7%, compared to the second quarter of fiscal 2020, with comparable brand revenue growth of 29.8% and growth in all brands. This was primarily driven by strength in both our e-commerce and retail channels primarily due to an increase in furniture and other home decor sales, as well as the impact of stores operating at a limited capacity due to COVID-19 during the second quarter of fiscal 2020. The increase in net revenues also included a 49.7% increase in international revenues primarily related to our franchise and company-owned operations. On a two-year basis, comparable brand revenues increased 40.3%, with growth in both channels.

For the second quarter of fiscal 2021, we delivered comparable brand revenue growth of 29.8%. In West Elm, comparable brand revenue growth was 51.1%, which was an acceleration from the first quarter, and an over 58% comparable brand revenue growth on a two-year basis. We saw strength across all categories with triple-digit growth in our upholstery and outdoor furniture business. Pottery Barn, our largest brand, delivered almost $750,000,000 of revenue, with 29.6% comparable brand revenue growth during the quarter and an almost 38% comparable brand revenue growth on a two-year basis. All categories outperformed with notable strength in our indoor rustic modern casual point of view and in our outdoor business. The Williams Sonoma brand delivered comparable brand revenue growth of 6.4%, on top of 29.4% growth last year, resulting in an almost 36% two-year comparable brand revenue growth. This growth was powered by our content-led marketing and a higher percentage of exclusive and Williams Sonoma branded products. In our Pottery Barn Kids and Teen business, we saw double digit comparable brand revenue growth of 18.0% during the quarter and an almost 23% comparable brand revenue growth on a two-year basis, with strength across our proprietary 100% GREENGUARD GOLD furniture, back-to-school and baby businesses. And, our emerging brands Rejuvenation and Mark and Graham, combined accelerated to 42.3% comparable brand revenue growth, and an almost 58% comparable brand revenue growth on a two-year basis.

As of August 1, 2021, we had approximately $655,211,000 in cash and generated positive operating cash flow of $475,668,000 year-to-date. In addition to our strong cash balance, we also ended the quarter with no amount outstanding under our line of credit. This strong liquidity position allowed us to fund the operations of the business by investing over $78,000,000 in capital expenditures year-to-date, providing shareholder returns of approximately $542,457,000 year-to-date through share repurchases and dividends, and repaying in full, prior to maturity, our $300,000,000 term loan facility earlier this year.

For the second quarter of fiscal 2021, diluted earnings per share was $3.21 (which included a $0.03 impact related to acquisition-related compensation expense and amortization of acquired intangibles of Outward, Inc.), versus $1.70 in the second quarter of fiscal 2020 (which included a $0.06 impact related to store asset impairments and a $0.04 impact related to acquisition-related compensation expense and amortization of acquired intangibles of Outward, Inc.).

Looking Ahead
Looking forward to the balance of the year, we will continue to focus on driving net revenue and operating margin growth. We believe our operating model and our pricing power resulting from our key differentiators – our in-house design, our digital-first channel strategy, and our values, will set us apart from our competition and allow us to drive long-term growth and profitability. We believe our operating margin expansion will be driven by overall sales leverage, including the additional accretion from our growth initiatives that have a higher operating margin, an accelerating shift online where the operating margin profile is higher, continued occupancy leverage from the renegotiation of our lease agreements and further store closures, the pricing power in our merchandise margins (due to our differentiated product positioning, with design-led, value engineered and sustainable products), various supply chain efficiencies (including automation and in-stock inventory levels), as well as from continued emphasis on overall strong financial discipline. Our merchandise inventories increased 12% over last year, however our inventory on-hand and available for sale is still down to last year 2.5%. We continue to be impacted by stronger than expected demand across all brands, as well as various supply chain disruptions including industry-wide container shortages coming out of Asia, delays due to COVID-19 surges in Vietnam and Indonesia and a recent port closure in China. It is hard to predict with certainty when these supply chain challenges will be fully resolved and as a result, we expect backorder levels to remain elevated with moderate improvement in our inventory levels through the balance of the year. Overall, the long-term impact of COVID-19 on our business, results of operations and financial condition still remains uncertain. For more information on risks associated with COVID-19, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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

Net revenues in the second quarter of fiscal 2021 increased by $457,562,000 or 30.7%, compared to the second quarter of fiscal 2020, with comparable brand revenue growth of 29.8% and growth in all brands. This was primarily driven by strength in both our e-commerce and retail channels primarily due to an increase in furniture and other home decor sales, as well as the impact of stores operating at a limited capacity due to COVID-19 during the second quarter of fiscal 2020. The increase in net revenues also included a 49.7% increase in international revenues primarily related to our franchise and company-owned operations. On a two-year basis, comparable brand revenues increased 40.3%, with growth in both channels.

Net revenues for year-to-date fiscal 2021 increased by $971,388,000, or 35.6%, compared to year-to-date fiscal 2020, with comparable brand revenue growth of 34.6% and double-digit comparable revenue growth across all our brands. This was primarily driven by strength in both our e-commerce and retail channels due to an increase in furniture and other home decor, and the impact of stores operating at a limited capacity due to COVID-19 during fiscal 2020. The increase in net revenues also included a 62.8% increase in international revenues primarily related to our franchise and company-owned operations. On a two-year basis, comparable brand revenues increased 41.4%, with growth in both channels.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Comparable brand revenue growth	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Pottery Barn	29.6%	8.1%	35.0%	3.6%
West Elm	51.1%	7.0%	51.0%	5.3%
Williams Sonoma	6.4%	29.4%	19.4%	17.4%
Pottery Barn Kids and Teen	18.0%	4.8%	22.3%	6.4%
Total [1]	29.8%	10.5%	34.6%	6.7%
1 Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

STORE DATA

	Store Count [1]					Average Leased Square Footage Per Store
	May 2, 2021	Openings	Closings	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Williams Sonoma	195	3	(2)	196	210	6,800	6,800
Pottery Barn	195	1	(1)	195	201	14,600	14,400
West Elm	121	2	—	123	121	13,100	13,200
Pottery Barn Kids	57	—	—	57	72	7,800	7,800
Rejuvenation	10	—	—	10	10	8,500	8,500
Total	578	6	(3)	581	614	10,900	10,700
Store selling square footage at period-end						3,994,000	4,145,000
Store leased square footage at period-end						6,319,000	6,571,000
1Store count data does not reflect temporary closures due to COVID-19.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Twenty-six Weeks Ended
In thousands	August 1, 2021	% Net Revenues	August 2, 2020	% Net Revenues	August 1, 2021	% Net Revenues	August 2, 2020	% Net Revenues
Cost of goods sold [1]	$1,089,951	55.9%	$939,575	63.0%	$2,086,127	56.4%	$1,760,518	64.6%
1Includes total occupancy expenses of $176.0 million and $166.2 million for the second quarter of fiscal 2021 and the second quarter of fiscal 2020, respectively, and $351.7 million and $341.1 million for year-to-date fiscal 2021 and year-to-date fiscal 2020, respectively.

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

Second Quarter of Fiscal 2021 vs. Second Quarter of Fiscal 2020
Cost of goods sold increased by $150,376,000, or 16.0%, in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. Cost of goods sold as a percentage of net revenues decreased to 55.9% in the second quarter of fiscal 2021 from 63.0% in the second quarter of fiscal 2020. This decrease was primarily driven by higher selling margins from reduced promotional activity and the leverage of occupancy costs from higher sales and low occupancy dollar growth.

Year-to-date Fiscal 2021 vs. Year-to-date Fiscal 2020
Cost of goods sold increased by $325,609,000, or 18.5%, for year-to-date fiscal 2021, compared to year-to-date fiscal 2020. Cost of goods sold as a percentage of net revenues decreased to 56.4% for year-to-date fiscal 2021 from 64.6% for year-to-date fiscal 2020. This decrease was primarily driven by higher selling margins from reduced promotional activity and the leverage of occupancy costs from higher sales and low occupancy dollar growth, as well as inventory write-offs of approximately $11,378,000 from the closure of our outlet stores due to COVID-19 in the first quarter of fiscal 2020 that did not recur in fiscal 2021.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Twenty-six Weeks Ended
In thousands	August 1, 2021	% Net Revenues	August 2, 2020	% Net Revenues	August 1, 2021	% Net Revenues	August 2, 2020	% Net Revenues
Selling, general and administrative expenses	$535,288	27.5%	$365,841	24.5%	$1,012,964	27.4%	$731,456	26.8%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.

Second Quarter of Fiscal 2021 vs. Second Quarter of Fiscal 2020
Selling, general and administrative expenses increased by $169,447,000, or 46.3%, in the second quarter of fiscal 2021, compared to the second quarter of fiscal 2020. Selling, general and administrative expenses as a percentage of net revenues increased to 27.5% in the second quarter of fiscal 2021 from 24.5% in the second quarter of fiscal 2020. This increase was primarily driven by higher advertising costs in the second quarter of fiscal 2021 compared to significantly reduced advertising costs as a result of our initial financial response to COVID-19 in the second quarter of fiscal 2020. This increase was partially offset by the leverage of other general expenses from higher sales and overall cost discipline.

Year-to-date Fiscal 2021 vs. Year-to-date Fiscal 2020
Selling, general and administrative expenses increased by $281,508,000, or 38.5%, for year-to-date fiscal 2021, compared to year-to-date fiscal 2020. Selling, general and administrative expenses as a percentage of net revenues increased to 27.4% for year-to-date fiscal 2021 from 26.8% for year-to-date fiscal 2020. This increase was primarily driven by higher advertising costs for year-to-date fiscal 2021 compared to significantly reduced advertising costs as a result of our initial financial response to COVID-19 for year-to-date fiscal 2020. This increase was partially offset by the leverage of other general expenses and employment costs from higher sales and overall cost discipline, as well as store asset impairment charges of approximately $21,975,000 due to the impact of COVID-19 on our retail stores in year-to-date fiscal 2020 that did not recur in year-to-date fiscal 2021.
INCOME TAXES

The effective tax rate was 20.6% for year-to-date fiscal 2021 compared to 24.6% for year-to-date fiscal 2020. The decrease in the effective tax rate is primarily due to an increase in our excess tax benefit from stock-based compensation in fiscal 2021 compared to fiscal 2020.
LIQUIDITY AND CAPITAL RESOURCES

As of August 1, 2021, we held $655,211,000 in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts and money market funds, and of which $217,580,000 was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

For the remainder of fiscal 2021, we plan to use our cash resources to fund our inventory and inventory-related purchases, employment-related costs, stock repurchases and dividend payments, advertising and marketing initiatives, and property and equipment purchases.

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

During the second quarter of fiscal 2021, we had no borrowings under the revolver. Additionally, as of August 1, 2021, a total of $12,927,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.

In addition to the credit facility, during the second quarter of fiscal 2020 we entered into a new agreement (the “364-Day Credit Agreement”) for an additional $200,000,000 unsecured revolving line of credit. During the second quarter of fiscal 2021 and for year-to-date fiscal 2021, we had no borrowings under the 364-Day Credit Agreement. We did not renew the 364-Day Credit Agreement upon its maturity in May 2021.

The credit facility contains and the 364-Day Credit Agreement contained certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of August 1, 2021, we were in compliance with our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance with the covenants under our credit facility throughout the next 12 months. We believe our cash on hand, in addition to our available credit facility, will provide adequate liquidity for our business operations over the next 12 months.

Letter of Credit Facilities
As of August 1, 2021, we had three unsecured letter of credit reimbursement facilities for a total of $35,000,000. The letter of credit facilities contains covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of August 1, 2021, an aggregate of $8,404,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 22, 2021 we renewed all three of our letter of credit facilities on substantially similar terms and extended each of these facilities' maturity dates until August 22, 2022. The latest expiration date possible for any future letters of credit issued under the facilities is January 19, 2023.

Cash Flows from Operating Activities
For year-to-date fiscal 2021, net cash provided by operating activities was $475,668,000 compared to $216,400,000 for year-to-date fiscal 2020. For year-to-date fiscal 2021, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, partially offset by an increase in merchandise inventories. Net cash provided by operating activities for year-to-date fiscal 2021 increased compared to year-to-date fiscal 2020 primarily due to an increase in net earnings and an increase in accounts payable, partially offset by an increase in merchandise inventories.

Cash Flows from Investing Activities
For year-to-date fiscal 2021, net cash used in investing activities was $78,184,000 compared to $75,882,000 for year-to-date fiscal 2020, and was primarily attributable to purchases of property and equipment.

Cash Flows from Financing Activities
For year-to-date fiscal 2021, net cash used in financing activities was $942,617,000 compared to net cash provided by financing activities of $377,910,000 for year-to-date fiscal 2020. For year-to-date fiscal 2021, net cash used in financing activities was primarily attributable to repurchases of common stock, the repayment of our term loan and tax withholdings related to stock-based awards. Net cash used in financing activities for year-to-date fiscal 2021 increased compared to net cash provided by financing activities for year-to-date fiscal 2020 primarily due to borrowings under our revolving line of credit in year-to date fiscal 2020 that did not recur in year-to-date fiscal 2021, an increase in repurchases of common stock, and the repayment of our term loan in year-to-date fiscal 2021.

Stock Repurchase Program and Dividends
See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the second quarter of fiscal 2021, there were no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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

Contractual Obligations, Commitments, Contingencies and Off-balance Sheet Arrangements
Other than the natural expiration of our 364-Day Credit Agreement, there were no material changes during the quarter to the Company’s contractual obligations, commitments, contingencies and off-balance sheet arrangements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, which is incorporated herein by reference.
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

Interest Rate Risk
Our revolver has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the second quarter of fiscal 2021, we had no borrowings under the revolver.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of August 1, 2021, our investments, made primarily in interest-bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks
We purchase the majority of our inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars and, as such, any foreign currency impact related to our international purchase transactions was not significant to us during the second quarter of fiscal 2021 or the second quarter of fiscal 2020. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the second quarter of fiscal 2021 or the second quarter of fiscal 2020, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of August 1, 2021, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of August 1, 2021 with respect to shares of common stock we repurchased during the second quarter of fiscal 2021 under our current stock repurchase program. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program [1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
May 3, 2021 – May 30, 2021	116,095	$171.91	116,095	$683,875,000
May 31, 2021 – June 27, 2021	644,966	$161.67	644,966	$579,605,000
June 28, 2021 – August 1, 2021	73,233	$158.82	73,233	$567,974,000
Total	834,294	$162.84	834,294	$567,974,000
1 Excludes shares withheld for employee taxes upon vesting of stock-based awards.

On August 25, 2021, we announced a new $1,250,000,000 stock repurchase authorization, which is an increase of approximately $700,000,000 to our current stock repurchase program and superseded the remaining amount outstanding under our prior stock repurchase authorization.

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
10.1+
Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement as filed on April 16, 2021, File No. 001-14077)

10.2+*	Williams-Sonoma, Inc. Director Compensation Policy

10.3+*	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Non-Employee Director Deferred Stock Unit Award Agreement

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: September 9, 2021