Form 10-Q
period 2021-10-31
WILLIAMS SONOMA INC
filed 2021-12-06
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021.
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

As of November 28, 2021, 72,954,519 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2021

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands, except per share amounts	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Net revenues	$2,047,539	$1,764,536	$5,744,907	$4,490,516
Cost of goods sold	1,152,054	1,058,953	3,238,181	2,819,471
Gross profit	895,485	705,583	2,506,726	1,671,045
Selling, general and administrative expenses	565,218	430,979	1,578,182	1,162,435
Operating income	330,267	274,604	928,544	508,610
Interest expense, net	121	5,344	1,954	13,967
Earnings before income taxes	330,146	269,260	926,590	494,643
Income taxes	80,622	67,488	203,194	122,884
Net earnings	$249,524	$201,772	$723,396	$371,759
Basic earnings per share	$3.37	$2.60	$9.66	$4.80
Diluted earnings per share	$3.29	$2.54	$9.40	$4.71
Shares used in calculation of earnings per share:
Basic	74,010	77,487	74,865	77,511
Diluted	75,943	79,332	76,975	79,012

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Net earnings	$249,524	$201,772	$723,396	$371,759
Other comprehensive income (loss):
Foreign currency translation adjustments	792	(745)	970	716
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(19), $21, $(235), and $146	(54)	54	(654)	403
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $(131), $85, $(312), and $136	369	(231)	859	(375)
Comprehensive income	$250,631	$200,850	$724,571	$372,503

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts	October 31, 2021	January 31, 2021	November 1, 2020
ASSETS
Current assets
Cash and cash equivalents	$656,898	$1,200,337	$773,170
Accounts receivable, net	139,511	143,728	129,782
Merchandise inventories, net	1,272,028	1,006,299	1,125,475
Prepaid expenses	85,433	93,822	84,974
Other current assets	22,852	22,894	23,556
Total current assets	2,176,722	2,467,080	2,136,957
Property and equipment, net	892,226	873,894	869,092
Operating lease right-of-use assets	1,159,315	1,086,009	1,091,649
Deferred income taxes, net	61,768	61,854	42,185
Goodwill	85,392	85,446	85,402
Other long-term assets, net	101,901	87,141	85,394
Total assets	$4,477,324	$4,661,424	$4,310,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$638,371	$542,992	$562,294
Accrued expenses	273,722	267,592	194,985
Gift card and other deferred revenue	431,446	373,164	349,671
Income taxes payable	38,320	69,476	36,037
Current debt	—	299,350	—
Operating lease liabilities	218,348	209,754	217,448
Other current liabilities	91,418	85,672	99,691
Total current liabilities	1,691,625	1,848,000	1,460,126
Deferred lease incentives	17,268	20,612	21,858
Long-term debt	—	—	299,173
Long-term operating lease liabilities	1,095,290	1,025,057	1,027,142
Other long-term liabilities	129,771	116,570	100,478
Total liabilities	2,933,954	3,010,239	2,908,777
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 73,326, 76,340 and 76,697 shares issued and outstanding at October 31, 2021, January 31, 2021 and November 1, 2020, respectively	734	764	768
Additional paid-in capital	585,449	638,375	623,379
Retained earnings	963,840	1,019,762	792,196
Accumulated other comprehensive loss	(5,942)	(7,117)	(13,843)
Treasury stock, at cost: 4, 8 and 8 shares as of October 31, 2021, January 31, 2021 and November 1, 2020, respectively	(711)	(599)	(598)
Total stockholders’ equity	1,543,370	1,651,185	1,401,902
Total liabilities and stockholders’ equity	$4,477,324	$4,661,424	$4,310,679
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance at January 31, 2021	76,340	$764	$638,375	$1,019,762	$(7,117)	$(599)	$1,651,185
Net earnings	—	—	—	227,802	—	—	227,802
Foreign currency translation adjustments	—	—	—	—	3,700	—	3,700
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(665)	—	(665)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	153	—	153
Conversion/release of stock-based awards[1]	686	7	(97,958)	—	—	(500)	(98,451)
Repurchases of common stock	(1,791)	(18)	(9,239)	(306,272)	—	—	(315,529)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(344)	(44)	—	388	—
Stock-based compensation expense	—	—	25,471	—	—	—	25,471
Dividends declared	—	—	—	(46,370)	—	—	(46,370)
Balance at May 2, 2021	75,235	$753	$556,305	$894,878	$(3,929)	$(711)	$1,447,296
Net earnings	—	—	—	246,070	—	—	246,070
Foreign currency translation adjustments	—	—	—	—	(3,522)	—	(3,522)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	65	—	65
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	337	—	337
Conversion/release of stock-based awards[1]	25	—	(1,709)	—	—	—	(1,709)
Repurchases of common stock	(834)	(8)	(4,358)	(131,493)	—	—	(135,859)
Stock-based compensation expense	—	—	19,496	—	—	—	19,496
Dividends declared	—	—	—	(45,455)	—	—	(45,455)
Balance at August 1, 2021	74,426	$745	$569,734	$964,000	$(7,049)	$(711)	$1,526,719
Net earnings	—	—	—	249,524	—	—	249,524
Foreign currency translation adjustments	—	—	—	—	792	—	792
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(54)	—	(54)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	369	—	369
Conversion/release of stock-based awards[1]	20	—	(2,322)	—	—	—	(2,322)
Repurchases of common stock	(1,120)	(11)	(5,921)	(195,379)	—	—	(201,311)
Stock-based compensation expense	—	—	23,958	—	—	—	23,958
Dividends declared	—	—	—	(54,305)	—	—	(54,305)
Balance at October 31, 2021	73,326	$734	$585,449	$963,840	$(5,942)	$(711)	$1,543,370
1.Amounts are shown net of shares withheld for employee taxes.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance at February 2, 2020	77,137	$772	$605,822	$644,794	$(14,587)	$(941)	$1,235,860
Net earnings	—	—	—	35,423	—	—	35,423
Foreign currency translation adjustments	—	—	—	—	(5,276)	—	(5,276)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	549	—	549
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(37)	—	(37)
Conversion/release of stock-based awards[1]	622	6	(28,747)	—	—	(171)	(28,912)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(499)	(14)	—	513	—
Stock-based compensation expense	—	—	19,608	—	—	—	19,608
Dividends declared	—	—	—	(38,286)	—	—	(38,286)
Balance at May 3, 2020	77,759	$778	$596,184	$641,917	$(19,351)	$(599)	$1,218,929
Net earnings	—	—	—	134,564	—	—	134,564
Foreign currency translation adjustments	—	—	—	—	6,737	—	6,737
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(200)	—	(200)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(107)	—	(107)
Conversion/release of stock-based awards[1]	37	—	(677)	—	—	—	(677)
Stock-based compensation expense	—	—	13,385	—	—	—	13,385
Dividends declared	—	—	—	(39,709)	—	—	(39,709)
Balance at August 2, 2020	77,796	$778	$608,892	$736,772	$(12,921)	$(599)	$1,332,922
Net earnings	—	—	—	201,772	—	—	201,772
Foreign currency translation adjustments	—	—	—	—	(745)	—	(745)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	54	—	54
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(231)	—	(231)
Conversion/release of stock-based awards[1]	20	1	(968)	—	—	1	(966)
Repurchases of common stock	(1,119)	(11)	(5,640)	(103,397)	—	—	(109,048)
Stock-based compensation expense	—	—	21,095	—	—	—	21,095
Dividends declared	—	—	—	(42,951)	—	—	(42,951)
Balance at November 1, 2020	76,697	$768	$623,379	$792,196	$(13,843)	$(598)	$1,401,902
1Amounts are shown net of shares withheld for employee taxes.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
In thousands	October 31, 2021	November 1, 2020
Cash flows from operating activities:
Net earnings	$723,396	$371,759
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	145,897	140,340
Loss on disposal/impairment of assets	887	26,220
Amortization of deferred lease incentives	(3,345)	(4,538)
Non-cash lease expense	159,757	162,767
Deferred income taxes	(11,440)	(6,969)
Tax benefit related to stock-based awards	10,838	13,143
Stock-based compensation expense	70,566	54,671
Other	4	(9)
Changes in:
Accounts receivable	4,941	(18,017)
Merchandise inventories	(264,094)	(22,990)
Prepaid expenses and other assets	(10,078)	(4,807)
Accounts payable	74,181	54,279
Accrued expenses and other liabilities	24,400	58,539
Gift card and other deferred revenue	58,189	59,953
Operating lease liabilities	(164,569)	(171,245)
Income taxes payable	(31,191)	13,532
Net cash provided by operating activities	788,339	726,628
Cash flows from investing activities:
Purchases of property and equipment	(141,010)	(124,885)
Other	97	506
Net cash used in investing activities	(140,913)	(124,379)
Cash flows from financing activities:
Repurchases of common stock	(652,699)	(109,048)
Repayment of long-term debt	(300,000)	—
Payment of dividends	(135,201)	(116,761)
Tax withholdings related to stock-based awards	(102,482)	(30,555)
Debt issuance costs	(777)	(3,645)
Borrowings under revolving line of credit	—	487,823
Repayments under revolving line of credit	—	(487,823)
Net cash used in financing activities	(1,191,159)	(260,009)
Effect of exchange rates on cash and cash equivalents	294	(1,232)
Net (decrease) increase in cash and cash equivalents	(543,439)	341,008
Cash and cash equivalents at beginning of period	1,200,337	432,162
Cash and cash equivalents at end of period	$656,898	$773,170

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of October 31, 2021 and November 1, 2020, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen and thirty-nine weeks then ended and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks then ended, have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Intercompany transactions and accounts have been eliminated. The balance sheet as of January 31, 2021, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

The results of operations for the thirteen and thirty-nine weeks ended October 31, 2021 are not necessarily indicative of the operating results of the full year.

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

COVID-19
In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the COVID-19 pandemic. As of October 31, 2021, all of our stores have reopened for in-person shopping. However, we have experienced, and expect to continue to experience, delays in inventory receipts, increased raw material costs and higher shipping-related charges as a result of port slowdowns and congestion, as well as shipping container shortages, due in part to the impact from COVID-19.

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

NOTE B. BORROWING ARRANGEMENTS

Credit Facility
We have a credit facility which provides for a $500,000,000 unsecured revolving line of credit (“revolver”). The revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the revolver by up to $250,000,000 to provide for a total of $750,000,000 of unsecured revolving credit. Our credit facility also provided for a $300,000,000 unsecured term loan facility (“term loan”), which was fully repaid in February 2021. In September 2021, we entered into an amendment to our credit facility (the "Amended Credit Agreement"), which extended the maturity date of the revolver to September 30, 2026 and removed the $300,000,000 term loan component available under the existing credit facility. The Amended Credit Agreement maintains the interest rate of the revolver.

During the third quarter of fiscal 2021 and for year-to-date fiscal 2021, we had no borrowings under the revolver. Additionally, as of October 31, 2021, $11,919,000 in issued but undrawn standby letters of credit were outstanding under the revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. We had no borrowings during the third quarter of fiscal 2020, and for year-to-date fiscal 2020, we had borrowings of $487,823,000 under the revolver (at a year-to-date weighted average interest rate of 2.47%), all of which were repaid prior to the end of fiscal 2020. The revolver matures on September 30, 2026, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date subject to lender approval.

The interest rate applicable to the revolver is variable, and may be elected by us as: (i) the LIBOR (or future alternative rate) plus an applicable margin based on our leverage ratio ranging from 0.91% to 1.775% or (ii) a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio ranging from 0% to 0.775%.

The credit facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of October 31, 2021, we were in compliance with our covenants under the credit facility and, based on current projections, we expect to remain in compliance with our covenants under the credit facility throughout the next 12 months.

Letter of Credit Facilities
On August 22, 2021, we renewed all three of our letter of credit facilities on substantially similar terms for a total of $35,000,000. We also extended each facility's maturity date until August 22, 2022. The letter of credit facilities contain covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of October 31, 2021, an aggregate of $7,542,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration date possible for any future letters of credit issued under the facilities is January 19, 2023.
NOTE C. STOCK-BASED COMPENSATION

Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights, restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 42,720,000 shares. As of October 31, 2021, there were approximately 7,507,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee members of the board of directors of the company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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

Stock-Based Compensation Expense
During the thirteen and thirty-nine weeks ended October 31, 2021, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses of $24,306,000 and $70,566,000, respectively. During the thirteen and thirty-nine weeks ended November 1, 2020, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses of $21,276,000 and $54,671,000, respectively.

Restricted Stock Units
The following table summarizes our restricted stock unit activity during the thirty-nine weeks ended October 31, 2021:

Shares
Balance at January 31, 2021	3,118,884
Granted	393,572
Granted, with vesting subject to performance conditions	107,075
Released [1]	(1,096,821)
Cancelled	(124,603)
Balance at October 31, 2021	2,398,107
Vested plus expected to vest at October 31, 2021	2,373,380
1Excludes 229,000 incremental shares released due to achievement of performance conditions above target.

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

The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

In thousands, except per share amounts	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended October 31, 2021
Basic	$249,524	74,010	$3.37
Effect of dilutive stock-based awards		1,933
Diluted	$249,524	75,943	$3.29
Thirteen weeks ended November 1, 2020
Basic	$201,772	77,487	$2.60
Effect of dilutive stock-based awards		1,845
Diluted	$201,772	79,332	$2.54
Thirty-nine weeks ended October 31, 2021
Basic	$723,396	74,865	$9.66
Effect of dilutive stock-based awards		2,110
Diluted	$723,396	76,975	$9.40
Thirty-nine weeks ended November 1, 2020
Basic	$371,759	77,511	$4.80
Effect of dilutive stock-based awards		1,501
Diluted	$371,759	79,012	$4.71

Stock-based awards of 500 and 4,300 were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 31, 2021, respectively, as their inclusion would be anti-dilutive. Stock-based awards of 200 and 19,300 were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 1, 2020, respectively, as their inclusion would be anti-dilutive.

NOTE E. SEGMENT REPORTING

We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.

The following table summarizes our net revenues by brand for the thirteen and thirty-nine weeks ended October 31, 2021 and November 1, 2020.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In thousands	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Pottery Barn	$788,732	$684,029	$2,200,110	$1,726,920
West Elm	579,668	474,959	1,636,621	1,170,941
Williams Sonoma	272,361	259,725	793,423	702,160
Pottery Barn Kids and Teen	316,417	277,598	826,421	702,137
Other [1]	90,361	68,225	288,332	188,358
Total [2]	$2,047,539	$1,764,536	$5,744,907	$4,490,516
1Primarily consists of net revenues from our international franchise operations, Rejuvenation and Mark and Graham.
2Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $93.1 million and $87.1 million for the thirteen weeks ended October 31, 2021 and November 1, 2020, respectively, and approximately $309.1 million and $219.8 million for the thirty-nine weeks ended October 31, 2021 and November 1, 2020, respectively.

Long-lived assets by geographic location are as follows:

In thousands	October 31, 2021	November 1, 2020
U.S.	$2,154,392	$2,025,140
International	146,210	148,582
Total	$2,300,602	$2,173,722

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
NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS

Stock Repurchase Program
In August 2021, our Board approved a new $1,250,000,000 stock repurchase authorization, which replaced our existing program and superseded the remaining amount outstanding under our prior stock repurchase authorization. During the thirteen weeks ended October 31, 2021, we repurchased 1,119,748 shares of our common stock at an average cost of $179.78 per share for a total cost of approximately $201,312,000 under our prior and new stock repurchase programs. During the thirty-nine weeks ended October 31, 2021, we repurchased 3,744,767 shares of our common stock at an average cost of $174.30 per share for a total cost of approximately $652,699,000 under our prior and new stock repurchase programs. As of October 31, 2021, there was approximately $1,057,485,000 remaining under our current stock repurchase program.

During the thirteen and thirty-nine weeks ended November 1, 2020, we repurchased 1,119,335 shares of our common stock at an average cost of $97.42 per share for a total cost of approximately $109,048,000.

As of October 31, 2021 and November 1, 2020, we held treasury stock of $711,000 and $598,000, respectively, that represents the cost of shares available for issuance that are intended to satisfy future stock-based award settlements in certain foreign jurisdictions.

Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.

Dividends
In August 2021, our Board approved a 20.3% increase in our quarterly cash dividend from $0.59 to $0.71 per share. We declared cash dividends of $0.71 and $0.53 per common share during the thirteen weeks ended October 31, 2021 and November 1, 2020, respectively. We declared cash dividends of $1.89 and $1.49 per common share during the thirty-nine weeks ended October 31, 2021 and November 1, 2020, respectively. Our quarterly cash dividend may be limited or terminated at any time.
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

Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of October 31, 2021, we expect to reclassify a net pre-tax loss of approximately $696,000 from OCI to cost of goods sold over the next 12 months.

As of October 31, 2021 and November 1, 2020, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

In thousands	October 31, 2021	November 1, 2020
Contracts designated as cash flow hedges	$19,500	$28,200

Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and thirty-nine weeks ended October 31, 2021 and November 1, 2020.

The effect of derivative instruments in our Condensed Consolidated Financial Statements from gains or losses recognized in income was not material for the thirteen and thirty-nine weeks ended October 31, 2021 and November 1, 2020.
The fair values of our derivative financial instruments are presented in other current assets and/or other current liabilities in our Condensed Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note I. We record all derivative assets and liabilities on a gross basis. They do not meet the balance sheet netting criteria as discussed in ASC 210, Balance Sheet, because we do not have master netting agreements established with our derivative counterparties that would allow for net settlement.
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

During the thirteen and thirty-nine weeks ended October 31, 2021, no impairment charges were recognized. During the thirteen weeks ended November 1, 2020, no impairment charges were recognized. During the thirty-nine weeks ended November 1, 2020, we recognized impairment charges of $16,514,000, related to the impairment of property and equipment and $5,461,000, related to the impairment of operating lease right-of-use assets, due to lower projected revenues and fair market values resulting from the impact of COVID-19.

There were no transfers in and out of Level 3 categories during the thirteen and thirty-nine weeks ended October 31, 2021 or November 1, 2020.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

In thousands	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 31, 2021	$(6,398)	$(719)	$(7,117)
Foreign currency translation adjustments	3,700	—	3,700
Change in fair value of derivative financial instruments	—	(665)	(665)
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	153	153
Other comprehensive income (loss)	3,700	(512)	3,188
Balance at May 2, 2021	$(2,698)	$(1,231)	$(3,929)
Foreign currency translation adjustments	(3,522)	—	(3,522)
Change in fair value of derivative financial instruments	—	65	65
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	337	337
Other comprehensive income (loss)	(3,522)	402	(3,120)
Balance at August 1, 2021	$(6,220)	$(829)	$(7,049)
Foreign currency translation adjustments	792	—	792
Change in fair value of derivative financial instruments	—	(54)	(54)
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	369	369
Other comprehensive income (loss)	792	315	1,107
Balance at October 31, 2021	$(5,428)	$(514)	$(5,942)

Balance at February 2, 2020	$(14,593)	$6	$(14,587)
Foreign currency translation adjustments	(5,276)	—	(5,276)
Change in fair value of derivative financial instruments	—	549	549
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(37)	(37)
Other comprehensive income (loss)	(5,276)	512	(4,764)
Balance at May 3, 2020	$(19,869)	$518	$(19,351)
Foreign currency translation adjustments	6,737	—	6,737
Change in fair value of derivative financial instruments	—	(200)	(200)
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	(107)	(107)
Other comprehensive income (loss)	6,737	(307)	6,430
Balance at August 2, 2020	$(13,132)	$211	$(12,921)
Foreign currency translation adjustments	(745)	—	(745)
Change in fair value of derivative financial instruments	—	54	54
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	(231)	(231)
Other comprehensive income (loss)	(745)	(177)	(922)
Balance at November 1, 2020	$(13,877)	$34	$(13,843)
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

Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of October 31, 2021 and November 1, 2020, we recorded a liability for expected sales returns of approximately $40,956,000 and $37,678,000, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $12,127,000 and $12,347,000, respectively, within other current assets in our Condensed Consolidated Balance Sheet.

Stored-value Cards
We issue stored-value cards that may be redeemed on future merchandise purchases. Our stored-value cards have no expiration dates. Revenue from stored-value cards is recognized at a point in time upon redemption of the card and as control of the merchandise is transferred to the customer. Revenue from estimated unredeemed stored-value cards ("breakage") is recognized in a manner consistent with our historical redemption patterns over the estimated period of redemption of our cards of approximately four years, the majority of which is recognized within one year of the card issuance. Breakage revenue is not material to our Condensed Consolidated Financial Statements.

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

Deferred Revenue
We defer revenue when cash payments are received in advance of satisfying performance obligations, primarily associated with our stored-value cards, merchandise sales, and incentives received from credit card issuers. As of October 31, 2021 and November 1, 2020, we had recorded $435,213,000 and $349,671,000, respectively, for gift card and other deferred revenue in our Condensed Consolidated Balance Sheet, substantially all of which is expected to be recognized into revenue within the next 12 months.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: the continuing impact of the COVID-19 pandemic on our business, results of operations and financial condition; our revenue growth; expanding our sales and operating margin; supply chain challenges; backorder levels; our strategic initiatives; our beliefs regarding customer behavior and industry trends; our merchandise strategies; our growth strategies for our brands; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash, including our commitment to continue or increase quarterly dividend payments; our future compliance with the financial covenants contained in our credit facility; our belief that our cash on-hand, in addition to our available credit facility, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended January 31, 2021, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.
OVERVIEW

Williams-Sonoma, Inc. is a specialty retailer of high-quality sustainable products for the home. Our products, representing distinct merchandise strategies – Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, direct-mail catalogs and retail stores. These brands are also part of The Key Rewards, our free-to-join loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea, and India as well as e-commerce websites in certain locations. We are also proud to be a leader in the industry with our Environmental, Social and Governance efforts.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended October 31, 2021 (“third quarter of fiscal 2021”), as compared to the thirteen weeks ended November 1, 2020 (“third quarter of fiscal 2020”) and the thirty-nine weeks ended October 31, 2021 (“year-to-date fiscal 2021”), as compared to the thirty-nine weeks ended November 1, 2020 (“year-to-date fiscal 2020”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.

COVID-19
In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the COVID-19 pandemic. As of October 31, 2021, all of our stores have reopened for in-person shopping. However, we have experienced, and expect to continue to experience, delays in inventory receipts, increased raw material costs and higher shipping-related charges as a result of port slowdowns and congestion, as well as shipping container shortages, due in part to the impact from COVID-19.

Third Quarter of Fiscal 2021 Financial Results
Net revenues in the third quarter of fiscal 2021 increased by $283,003,000 or 16.0%, compared to the third quarter of fiscal 2020, with comparable brand revenue growth of 16.9% and growth in all brands. This was primarily driven by strength in both e-commerce and retail, primarily due to an increase in furniture sales, as well as the impact of stores operating at a limited capacity due to COVID-19 during the third quarter of fiscal 2020. The increase in net revenues also included a 6.9% increase in international revenues primarily related to our franchise operations. On a two-year basis, comparable brand revenues increased 41.3%.

For the third quarter of fiscal 2021, we delivered comparable brand revenue growth of 16.9%. In West Elm, comparable brand revenue growth was 22.5%, with all categories driving growth. The upholstery business was strong, and customers responded well to new products, including bedroom, dining and occasional categories. Additionally, new categories such as bath, kids, and kitchen contributed to incremental growth. Pottery Barn, our largest brand, delivered 15.9% comparable brand revenue growth during the quarter driven by strong growth in all product categories, including our seasonal decorating business. In addition, we saw strength across our core lifestyle furniture category, our design services, and our furniture-advantaged growth initiatives such as apartment and our curated market-place assortments. The Williams Sonoma brand delivered comparable brand revenue growth of 7.6%, with growth across all key categories driven primarily by product innovation, edited and relevant assortments, and high demand for Thanksgiving and Holiday products. Both our exclusive and Williams Sonoma branded products continued to grow, and we saw strength in key entertaining items. In our Pottery Barn Kids and Teen businesses, we saw comparable brand revenue growth of 16.9% during the quarter. The demand for our GREENGUARD GOLD furniture remained strong, our baby business continued to accelerate as our customers expanded their families, and the response to our holiday and gifting offerings was strong. Finally, our emerging brands Rejuvenation and Mark and Graham, combined accelerated to 26.5% comparable brand revenue growth.

As of October 31, 2021, we had approximately $656,898,000 in cash and generated positive operating cash flow of $788,339,000 year-to-date. In addition to our strong cash balance, we also ended the quarter with no outstanding borrowings under our revolving line of credit. This strong liquidity position allowed us to fund the operations of the business by investing over $141,010,000 in capital expenditures year-to-date, and to provide shareholder returns of approximately $787,900,000 year-to-date through share repurchases and dividends.

For the third quarter of fiscal 2021, diluted earnings per share was $3.29 (which included a $0.03 impact related to acquisition-related compensation expense and amortization of acquired intangibles of Outward, Inc.), versus $2.54 in the third quarter of fiscal 2020 (which included a $0.02 impact related to acquisition-related compensation expense and amortization of acquired intangibles of Outward, Inc.).

Looking Ahead
Looking forward to the balance of the year, we believe we will continue to see strong sales and operating margins. We believe the favorable macro trends and our operating model, which includes our key differentiators – our in-house design, our digital-first channel strategy, and our values, will set us apart from our competition and allow us to drive long-term growth and profitability. However, we continue to experience stronger than expected demand across all brands, as well as various supply chain disruptions and delays in inventory receipts, particularly in Vietnam. It is hard to predict with certainty when these supply chain challenges will be fully resolved. This, combined with our strong demand, we expect will cause backorder levels to remain elevated and we do not expect full recovery of our inventory levels until the middle of fiscal year 2022. For more information on risks, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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

Net revenues in the third quarter of fiscal 2021 increased by $283,003,000 or 16.0%, compared to the third quarter of fiscal 2020, with comparable brand revenue growth of 16.9% and growth in all brands. This was primarily driven by strength in both e-commerce and retail, primarily due to an increase in furniture sales, as well as the impact of stores operating at a limited capacity due to COVID-19 during the third quarter of fiscal 2020. The increase in net revenues also included a 6.9% increase in international revenues primarily related to our franchise operations. On a two-year basis, comparable brand revenues increased 41.3%.

Net revenues for year-to-date fiscal 2021 increased by $1,254,391,000, or 27.9%, compared to year-to-date fiscal 2020, with comparable brand revenue growth of 27.7% and double-digit comparable brand revenue growth across all our brands. This was primarily driven by strength in both e-commerce and retail, primarily due to an increase in furniture sales, as well as the impact of stores operating at a limited capacity due to COVID-19 during year-to-date fiscal 2020. The increase in net revenues also included a 40.6% increase in international revenues primarily related to our franchise and company-owned operations. On a two-year basis, comparable brand revenues increased 40.8%.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Comparable brand revenue growth	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Pottery Barn	15.9%	24.1%	27.5%	10.9%
West Elm	22.5%	21.8%	39.5%	11.4%
Williams Sonoma	7.6%	30.4%	15.1%	21.9%
Pottery Barn Kids and Teen	16.9%	23.8%	20.2%	12.7%
Total [1]	16.9%	24.4%	27.7%	13.1%
1 Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

STORE DATA

	Store Count [1]					Average Leased Square Footage Per Store
	August 1, 2021	Openings	Closings	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Williams Sonoma	196	—	(2)	194	210	6,800	6,800
Pottery Barn	195	—	—	195	201	14,500	14,400
West Elm	123	1	(3)	121	122	13,100	13,100
Pottery Barn Kids	57	—	—	57	71	7,800	7,800
Rejuvenation	10	—	—	10	10	8,700	8,500
Total	581	1	(5)	577	614	10,900	10,700
Store selling square footage at period-end						3,978,000	4,143,000
Store leased square footage at period-end						6,263,000	6,569,000
1Store count data does not reflect temporary closures due to COVID-19.

COST OF GOODS SOLD

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	October 31, 2021	% Net Revenues	November 1, 2020	% Net Revenues	October 31, 2021	% Net Revenues	November 1, 2020	% Net Revenues
Cost of goods sold [1]	$1,152,054	56.3%	$1,058,953	60.0%	$3,238,181	56.4%	$2,819,471	62.8%
1Includes total occupancy expenses of $183.1 million and $174.2 million for the third quarter of fiscal 2021 and the third quarter of fiscal 2020, respectively, and $534.8 million and $515.3 million for year-to-date fiscal 2021 and year-to-date fiscal 2020, respectively.

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

Third Quarter of Fiscal 2021 vs. Third Quarter of Fiscal 2020
Cost of goods sold increased by $93,101,000, or 8.8%, in the third quarter of fiscal 2021, compared to the third quarter of fiscal 2020. Cost of goods sold as a percentage of net revenues decreased to 56.3% in the third quarter of fiscal 2021 from 60.0% in the third quarter of fiscal 2020. This decrease was primarily driven by higher merchandise margins from reduced promotional activity and the leverage of occupancy costs from higher sales and low occupancy dollar growth, partially offset by higher ocean freight rates as a result of container shortages coming out of Asia.

Year-to-date Fiscal 2021 vs. Year-to-date Fiscal 2020
Cost of goods sold increased by $418,710,000, or 14.9%, for year-to-date fiscal 2021, compared to year-to-date fiscal 2020. Cost of goods sold as a percentage of net revenues decreased to 56.4% for year-to-date fiscal 2021 from 62.8% for year-to-date fiscal 2020. This decrease was primarily driven by higher selling margins from reduced promotional activity and the leverage of occupancy costs from higher sales and low occupancy dollar growth, as well as inventory write-offs of approximately $11,378,000 from the closure of our outlet stores due to COVID-19 in the first quarter of fiscal 2020 that did not recur in fiscal 2021.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
In thousands	October 31, 2021	% Net Revenues	November 1, 2020	% Net Revenues	October 31, 2021	% Net Revenues	November 1, 2020	% Net Revenues
Selling, general and administrative expenses	$565,218	27.6%	$430,979	24.4%	$1,578,182	27.5%	$1,162,435	25.9%

Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.

Third Quarter of Fiscal 2021 vs. Third Quarter of Fiscal 2020
Selling, general and administrative expenses increased by $134,239,000, or 31.1%, in the third quarter of fiscal 2021, compared to the third quarter of fiscal 2020. Selling, general and administrative expenses as a percentage of net revenues increased to 27.6% in the third quarter of fiscal 2021 from 24.4% in the third quarter of fiscal 2020. This increase was primarily driven by significantly reduced advertising costs in the third quarter of fiscal 2020 as a result of our financial response to COVID-19 and an incremental investment in highly efficient advertising in the third quarter of fiscal 2021.

Year-to-date Fiscal 2021 vs. Year-to-date Fiscal 2020
Selling, general and administrative expenses increased by $415,747,000, or 35.8%, for year-to-date fiscal 2021, compared to year-to-date fiscal 2020. Selling, general and administrative expenses as a percentage of net revenues increased to 27.5% for year-to-date fiscal 2021 from 25.9% for year-to-date fiscal 2020. This increase was primarily driven by significantly reduced advertising costs for year-to-date fiscal 2020 as a result of our financial response to COVID-19 and an incremental investment in highly efficient advertising for year-to-date fiscal 2021. This increase was partially offset by the leverage of employment costs and other general expenses from higher sales and overall cost discipline, as well as store asset impairment charges of approximately $21,975,000 due to the impact of COVID-19 on our retail stores in year-to-date fiscal 2020 that did not recur in year-to-date fiscal 2021.
INCOME TAXES

The effective tax rate was 21.9% for year-to-date fiscal 2021 compared to 24.8% for year-to-date fiscal 2020. The decrease in the effective tax rate is primarily due to an increase in our excess tax benefit from stock-based compensation in fiscal 2021 compared to fiscal 2020.
LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2021, we held $656,898,000 in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts and money market funds, and of which $132,093,000 was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

For the remainder of fiscal 2021, we plan to use our cash resources to fund our inventory and inventory-related purchases, employment-related costs, stock repurchases and dividend payments, advertising and marketing initiatives, and property and equipment purchases.

In addition to our cash balances, we have a credit facility which provides for a $500,000,000 unsecured revolving line of credit (“revolver”). The revolver may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders to increase the revolver by up to $250,000,000, at such lenders’ option, to provide for a total of $750,000,000 of unsecured revolving credit. In September 2021, we entered into an amendment to our credit facility (the "Amended Credit Agreement"), which extended the maturity date of the revolver to September 30, 2026 and removed the $300,000,000 term loan component available under the existing credit facility, which was fully repaid in February 2021. The Amended Credit Agreement maintains the interest rate of the revolver.

During the third quarter of fiscal 2021, we had no borrowings under the revolver. Additionally, as of October 31, 2021, a total of $11,919,000 in issued but undrawn standby letters of credit was outstanding under the credit facility. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.

The credit facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for lease and rent expense to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of October 31, 2021, we were in compliance with our financial covenants under the credit facility and, based on our current projections, we expect to remain in compliance with the covenants under our credit facility throughout the next 12 months. We believe our cash on hand, in addition to our available credit facility, will provide adequate liquidity for our business operations over the next 12 months.

Letter of Credit Facilities
On August 22, 2021, we renewed all three of our letter of credit facilities on substantially similar terms for a total of $35,000,000. We also extended each facility's maturity date until August 22, 2022. The letter of credit facilities contain covenants that are consistent with our credit facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of October 31, 2021, an aggregate of $7,542,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration date possible for any future letters of credit issued under the facilities is January 19, 2023.

Cash Flows from Operating Activities
For year-to-date fiscal 2021, net cash provided by operating activities was $788,339,000 compared to $726,628,000 for year-to-date fiscal 2020. For year-to-date fiscal 2021, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items and an increase in accounts payable and gift card and other deferred revenue, partially offset by an increase in merchandise inventories. Net cash provided by operating activities for year-to-date fiscal 2021 increased compared to year-to-date fiscal 2020 primarily due to an increase in net earnings, partially offset by an increase in merchandise inventories and an increase in income taxes paid.

Cash Flows from Investing Activities
For year-to-date fiscal 2021, net cash used in investing activities was $140,913,000 compared to $124,379,000 for year-to-date fiscal 2020, and was primarily attributable to purchases of property and equipment.

Cash Flows from Financing Activities
For year-to-date fiscal 2021, net cash used in financing activities was $1,191,159,000 compared to net cash used in financing activities of $260,009,000 for year-to-date fiscal 2020. For year-to-date fiscal 2021, net cash used in financing activities was primarily attributable to repurchases of common stock, the repayment of our term loan and payment of dividends. Net cash used in financing activities for year-to-date fiscal 2021 increased compared to year-to-date fiscal 2020 primarily due to an increase in repurchases of common stock and the repayment of our term loan in year-to-date fiscal 2021.

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

Interest Rate Risk
Our revolver has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the third quarter of fiscal 2021, we had no borrowings under the revolver.

In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of October 31, 2021, our investments, made primarily in interest-bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.

Foreign Currency Risks
We purchase the majority of our inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars and, as such, any foreign currency impact related to our international purchase transactions was not significant to us during the third quarter of fiscal 2021 or the third quarter of fiscal 2020. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.

In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the third quarter of fiscal 2021 or the third quarter of fiscal 2020, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of October 31, 2021, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2021, our Board approved a new $1,250,000,000 stock repurchase authorization, which replaced our existing program and superseded the remaining amount outstanding under our prior stock repurchase authorization.

The following table provides information as of October 31, 2021 with respect to shares of common stock we repurchased during the third quarter of fiscal 2021 under our current stock repurchase program. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program [1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
August 2, 2021 - August 29, 2021	60,448	$162.96	60,448	$1,248,946,000
August 30, 2021 - September 26, 2021	431,023	$182.73	431,023	$1,170,183,000
September 27, 2021 - October 31, 2021	628,277	$179.38	628,277	$1,057,485,000
Total	1,119,748	$179.78	1,119,748	$1,057,485,000
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit Number	Exhibit Description
10.1*	Eighth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Bank of America, N.A., dated as of August 22, 2021

10.2*	Eighth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and Wells Fargo Bank, N.A., dated as of August 22, 2021

10.3*	Eighth Amendment to Reimbursement Agreement between the Company, Williams-Sonoma Singapore Pte. Ltd., and U.S. Bank National Association, dated as of August 22, 2021

10.4*
Eighth Amended and Restated Credit Agreement, dated September 30, 2021, between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent and the lenders party thereto

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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: December 6, 2021