Form 10-K
period 2022-01-30
WILLIAMS SONOMA INC
filed 2022-03-28
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2022.
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
Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐
Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☒
As of August 1, 2021, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $11,176,524,000 based on the closing sale price as reported on the New York Stock Exchange on such date. It is assumed for purposes of this computation that an affiliate includes all persons as of August 1, 2021 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the Williams-Sonoma, Inc. Stock Fund within the registrant’s 401(k) Plan.
As of March 20, 2022, 71,558,874 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the letter to stockholders contained in this Annual Report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, statements related to: projections of earnings, revenues, growth and other financial items; the strength of our business and our brands; our ability to execute strategic priorities and growth initiatives regarding digital leadership, product and technology innovation, cross-brand initiatives, retail transformation and operational excellence; our ability to execute on our environmental, social and governance initiatives; our beliefs about our competitive advantages and areas of potential future growth in the market; our ability to drive long-term sustainable returns; the plans, strategies, initiatives and objectives of management for future operations; our brands, products and related initiatives, including our ability to introduce new brands, brand extensions, products and product lines and bring in new customers; our belief that our e-commerce websites and direct-mail catalogs act as a cost-efficient means of testing market acceptance of new products and new brands; the complementary nature of our e-commerce and retail channels; our marketing efforts; our global business and expansion efforts, including franchise, other third-party arrangements and company-owned operations; our ability to attract new customers; the seasonal variations in demand; our ability to recruit, retain and motivate skilled personnel; our belief in the reasonableness of the steps taken to protect the security and confidentiality of the information we collect; our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; our belief in the ultimate resolution of current legal proceedings; the payment of dividends; our stock repurchase program; our capital allocation strategy in fiscal 2022; our planned use of cash in fiscal 2022; our compliance with financial covenants; our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations; the continuing effects of the COVID-19 pandemic or other public health crises and their related public health measures on our business, the business of our customers and partners, and the economy; our belief regarding the effects of potential losses under our indemnification obligations; the impact of inflation; the effects of changes in our inventory reserves; the impact of new accounting pronouncements; the impact of the coronavirus on our retail store operations, global supply chain and customer spending and demand; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.
The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings with the U.S. Securities and Exchange Commission (“SEC”), which are available on the SEC’s web site at www.sec.gov. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

WILLIAMS-SONOMA, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JANUARY 30, 2022

PART I

ITEM 1.    BUSINESS
OVERVIEW
Williams-Sonoma, Inc., (the "Company”, "we", or "us") incorporated in 1973, is an omni-channel specialty retailer of high-quality products for the home.
In 1956, our founder, Chuck Williams, turned a passion for cooking and eating with friends into a small business with a big idea. He opened a store in Sonoma, California to sell the French cookware that intrigued him while visiting Europe but that could not be found in America. Chuck’s business, which set a standard for customer service, took off and helped fuel a revolution in American cooking and entertaining that continues today.
In the decades that followed, the quality of our products, our ability to identify new opportunities in the market and our people-first approach to business have facilitated our expansion beyond the kitchen into nearly every area of the home. Growth across our portfolio has been fueled by three areas of strategic investment: brand experimentation and innovation, for a best-in-class approach to omni-channel retail experiences; operational excellence across the enterprise, from quality product and sourcing, to efficient manufacturing and supply chain; and culture and corporate social responsibility, from commitments to foster women in leadership and embrace diversity, to a healthy impact on our community and environment.
Williams-Sonoma, Inc. is the world’s largest digital-first, design-led and sustainable home retailer. Our products represent distinct merchandise strategies — Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, and Mark and Graham — are marketed through e-commerce websites, direct-mail catalogs and retail stores. These brands are also part of The Key Rewards, our free-to-join loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea and India, as well as e-commerce websites in certain locations. We are also proud to be a leader in our industry with our Environmental, Social and Governance (“ESG”) efforts.
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
West Elm
Born in Brooklyn in 2002, West Elm is dedicated to transforming people’s lives and spaces through creativity, style and purpose. West Elm creates unique, modern and affordable home decor and curates a global selection of local, ethically-sourced and Fair Trade Certified products, available online and in our stores worldwide.
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

Mark and Graham
Launched in 2012, Mark and Graham is designed to be a premier online destination for personalized gift buying. With hundreds of monograms and font types to choose from, a Mark and Graham purchase is uniquely personal. The brand’s product lines include women’s and men’s accessories, travel, entertaining, bar, home décor and seasonal items.
Outward
In 2017, we acquired Outward, Inc., a 3-D imaging and augmented reality platform for the home furnishings and décor industry. Headquartered in San Jose, California, Outward’s technology enables scalable applications in product visualization, digital room design and augmented and virtual reality.
OPERATIONS
As of January 30, 2022, we had the following merchandise strategies: Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation and Mark and Graham, which sell our products through our e-commerce websites, direct-mail catalogs and retail stores. We offer shipping from many of our brands to countries worldwide, while our catalogs reach customers throughout the U.S. The e-commerce business complements the retail business by building brand awareness and acting as an effective advertising vehicle. We believe that our e-commerce websites and our direct-mail catalogs act as a cost-efficient means of testing market acceptance of new products and new brands. Leveraging these insights and our omni-channel positioning, our marketing efforts, including digital advertising and the circulation of catalogs, are targeted toward driving sales to each of our channels. Consistent with our published privacy policies, we send our catalogs to addresses from our proprietary customer list, as well as to addresses from lists of other mail order direct marketers, magazines and companies with which we establish a business relationship. In accordance with prevailing industry practice and our privacy policies, we may also rent our list to select mailers. Our customer mailings are continually updated to include new prospects and to eliminate non-responders. In addition, the retail business complements the e-commerce business by building brand awareness and attracting new customers to our brands. Our retail stores serve as billboards for our brands, which we believe inspires our customers to also shop online and through our catalogs. We operate 544 stores, which include 502 stores in 41 states, Washington, D.C. and Puerto Rico, 20 stores in Canada, 19 stores in Australia and 3 stores in the United Kingdom. We also have multi-year franchise agreements with third parties in the Middle East, the Philippines, Mexico, South Korea and India that currently operate 139 franchised locations as well as e-commerce websites in certain locations.
SUPPLIERS
We purchase most of our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 3% of our purchases during fiscal 2021. Approximately 65% of our merchandise purchases in fiscal 2021 were sourced from foreign vendors, predominantly in Asia and Europe. Substantially all of these purchases were negotiated and paid for in U.S. dollars. In addition, we manufacture merchandise, primarily upholstered furniture and lighting, at our facilities located in North Carolina, California, Oregon and Mississippi. The global supply chain experienced numerous challenges and disruptions during fiscal 2021, including material and labor shortages, port congestion and capacity constraints, which has had, and is continuing to have, wide-ranging effects across multiple industries, including ours. Refer to Item 1A. Risk Factors and to Part II, Item 7. MD&A for further discussion on the effect the global supply chain disruption has had on our results of operations.
COMPETITION AND SEASONALITY
The specialty e-commerce and retail businesses are highly competitive. Our e-commerce websites, direct-mail catalogs and retail stores compete with other retailers, including e-commerce retailers, large department stores, discount retailers, other specialty retailers offering home-centered assortments and other direct-mail catalogs. The continued shift to e-commerce has encouraged the entry of many new competitors, including discount retailers selling undifferentiated products at reduced prices, new business models and has resulted in increased competition from established companies. We compete on the basis of our brand authority, the quality of our merchandise, our customer service, our proprietary customer list, our e-commerce websites and marketing capabilities, the location and appearance of our stores, as well as our in-house design, our digital-first channel strategy, and our values, which we believe have become increasingly relevant and set us apart from our competitors. Our in-house teams design our own products and work with our talented vendors to bring quality, sustainable products to market through our high-touch multi-channel platform.
Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our net revenues and net earnings have been realized during the period from October through January, and levels of net revenues and net earnings have typically been lower during the period from February through September. We believe this is the general pattern associated with the retail industry. In preparation for and during our holiday selling season, we hire a substantial number of additional temporary employees, primarily in our retail stores, distribution facilities and customer care centers.

HUMAN CAPITAL MANAGEMENT
As of January 30, 2022, we had approximately 21,000 employees, of whom approximately 12,200 were full-time. In preparation for and during our fiscal 2021 holiday selling season, we hired a substantial number of part-time and seasonal employees, primarily in our retail stores, distribution facilities and customer care centers. None of our employees are represented by a collective bargaining agreement.
We have three key ESG pillars as key areas of focus for our Company. One of those three pillars is “People” in keeping with our long-held “People First” culture. This includes the following areas of focus:
Associate Engagement
We conduct an annual Associate Opinion Survey to directly engage with and collect feedback from our associates, which we use to improve the experience of our teams. Our human resources department maintains an open-door policy for associates to report concerns, and we provide an anonymous reporting hotline, which is available in multiple languages and managed by an independent company not affiliated with us. We strive to deliver a workplace experience where the quality of our engagement with fellow associates, business partners and customers matches the quality of the products and services we bring to the marketplace.
Talent Development and Engagement
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
Diversity, Equity and Inclusion
Associate engagement and retention require an understanding of the needs of a diverse, creative and purpose-driven workforce. We firmly believe that working in a culture focused on diversity, equity and inclusion spurs innovation, creates healthy and high-performing teams, and delivers superior customer experiences. We aim to provide equal opportunity for all employees. As of the end of fiscal 2021, approximately 67% of our total workforce identified as female and approximately 43% identified as in an ethnic minority group. Additionally, approximately 54% of our Vice Presidents and above identified as female. We were also included in the 2022 Bloomberg Gender-Equality Index, which tracks public companies’ commitment to gender equality, for the first time.
We are focused on increasing the representation of minority talent through hiring and career development. In June 2020, we established an Equity Action Plan and formed an Equity Action Committee, including a diverse group of executives and associates, to drive positive change in the fight for racial justice, and in 2021 we continued our commitment to equity through our partnership and donation support with our racial equity and justice non-profit partners such as the NAACP, the Jackie Robinson Foundation and the National Urban League. We also have several systems under which associates can report incidents or discrimination confidentially or anonymously and without fear of reprisal.
We are currently building relationships with approximately 180 organizations, universities, colleges and networks to expand our reach to potential candidates. As of the end of fiscal 2021, nearly all of our posted roles have a diverse slate of candidates, and we have seen improvement in the diversity of our new hires since we launched our Equity Action Plan. We are also a member of CEO Action for Diversity & Inclusion, in which we pledged a goal to “identify and establish associate networks for underrepresented communities to promote diversity and inclusion throughout the Company.” In furtherance of our stated goal, we have developed associate equity networks including an LGBTQ+ Network, Black Associate Network, Veterans Appreciation Network, Hispanic/LatinX Associate Network, Asian WSI Network, and a Disability, Education & Advocacy Network.
Safety/Health and Wellness
Our vision is to provide a safe and healthy work environment for our associates and customers. Aligned with our values, we strive to continuously improve our work environments to keep our associates and customers as safe as possible. Our efforts include:
•Incident and hazard reporting;
•Standard operating procedures aimed at reducing risk of injury;
•Associate and management training;
•Promotion of best practices; and
•Measurement of key safety metrics.

To address the safety, health and well-being of our workforce due to the ongoing COVID-19 pandemic, we implemented a number of safety-related protocols and enhanced benefits, including:
•Continuing strict safety protocols and procedures company-wide, including social distancing measures, enhanced sanitization, daily wellness checks and supplying personal protective gear such as masks and gloves;
•Creating and refining protocols to address actual and suspected COVID-19 cases and potential exposure of our team members, customers, and trade partners;
•Creating a dedicated associate hotline to provide real time support for any COVID-19-related issues;
•Providing a vaccine incentive to encourage front-line hourly workers to receive a COVID-19 vaccine;
•Hosting several onsite COVID-19 vaccination clinics at our supply chain facilities and corporate offices;
•Continuing telehealth support and employee assistance programs; and
•Providing special wellness resources and tools.
Compensation and Benefits
We offer a benefits package designed to put our associates’ health and well-being, and that of their families, at the forefront. Depending on position and location, associates may be eligible for: 401(k) plan and other investment opportunities; paid vacations, holidays and other time-off programs; health, dental and vision insurance; health and dependent care tax-free spending accounts; medical, family and bereavement leave; paid maternity/primary caregiver benefits; tax-free commuter benefits; wellness programs including telehealth visits; time off to volunteer, and matching donations to qualifying nonprofit organizations. In addition, consistent with our commitment to diversity and inclusion, we have expanded our benefit offerings to include coverage for transgender-inclusive services, including gender confirmation surgery and hormone therapy. During fiscal 2021, we also raised our Company minimum wage to $15 per hour for US-based hourly associates across all workforces.
Community Involvement
Since 2017, we have donated over $85 million in corporate, customer and associate donations. Our partners include organizations that promote and strengthen the well-being of children, women, families and LGBTQ+ communities, including St. Jude Children’s Research Hospital, No Kid Hungry, The Trevor Project, AIDS Walk and Canada Children’s Hospitals. We raised over $5 million for St. Jude Children’s Research Hospital during the 2021 St. Jude Thanks and Giving Campaign, which included donations from our customers at time of purchase, special St. Jude-designated product sales where a portion of the sale was donated, employee donations, and donations from the Company. We also support organizations and partners, such as Good360 and Habitat for Humanity, who assist those with damaged or lost homes, or those seeking decent, affordable housing. We give charitable grants, donate our merchandise, donate proceeds from the sale of certain products, and provide matching grants for charitable donations made by our associates. Our Williams-Sonoma, Inc. Foundation also provides need-based grants to our associates directly impacted by the COVID-19 pandemic and other federally-declared disasters.
We also support our communities through our associates’ time and leadership, and we provide 8 hours of paid Community Involvement Time each year to our eligible associates. We believe volunteering deepens our presence in the community, enhances our relationships with customers and strengthens employee engagement.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE MATTERS
We believe that strategies that support the health of our planet, the well-being of our people and a shared sense of purpose drive long-term, sustainable growth for the Company. Given the alignment of our ESG work with our strategic direction, our Board is highly engaged on the topic of sustainability. Since 2019, our Nominations, Corporate Governance and Social Responsibility Committee and our Board have overseen ESG matters. The Nominations, Corporate Governance and Social Responsibility Committee oversees corporate policies and programs that speak to long-standing commitments to our employees, supply chain, environment, health and safety, human rights, cybersecurity and ethics. These policies and programs are relevant to our business, critical to our employees, and important to our customers. Management of ESG is led by our Executive Vice President of Sourcing, Quality Assurance, and Sustainable Development, who coordinates a cross-functional team of subject matter experts, as well as a dedicated, global team of sustainability professionals. Management provides reports and updates on our ESG initiatives to the Nominations, Corporate Governance and Social Responsibility Committee on a quarterly basis and to the full Board at least annually.
As a multinational retailer with a global supply chain, we are committed to environmentally sustainable practices across our business—from designing and sourcing responsible products and reducing waste to working with suppliers to lower emissions and adopt sustainable business practices. We amplified our climate work in the past year, moving from a year-over-year reduction strategy to a 10-year, industry leading public goal aligned with climate science, and in 2021, we set a Science-Based Target for emissions reduction across our value chain. We have also set goals for responsibly sourced materials and practices across all our brands, and we are aligning our responsible materials work with our climate strategy, using materials as part of our efforts to reach our Science-Based Target. In 2021, we drove progress in our retail operations towards our landfill diversion goal with stores implementing waste reduction initiatives, such as backhauling of expanded polystyrene foam, and batteries and lightbulb recycling at all store locations.

We continued to divert products from landfill into donation streams, implementing a new system to maximize recovery of product returns.
We hold our suppliers to high ethical standards, and we are committed to integrity and honesty throughout all aspects of our business. We require our vendors to adhere to the standards outlined in our Vendor Code of Conduct and accompanying Implementation Standards, which are informed by the conventions of the International Labor Organization (ILO) and the UN’s Guiding Principles on Business and Human Rights. We audit hundreds of factories annually to ensure compliance with our standards relating to labor practices, health and safety, environmental protection, ethical conduct, sub-contracting, management systems, and transparency. Using a continuous improvement model, we work alongside factories to improve working conditions. In 2021, we expanded our audit program scope, auditing a higher volume of our product purchases and covering more risks.
INTELLECTUAL PROPERTY
As of January 30, 2022, we own and/or have applied to register approximately 200 unique trademarks or service marks. We own and/or have applied to register our key brand names in the U.S. as well as in approximately 95 additional jurisdictions. Generally, exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries and franchisees under license. These marks include our core brand names as well as brand names for selected products and services. Our core brand names, including “Williams Sonoma,” “Pottery Barn,” “pottery barn kids,” “Pottery Barn Teen,” “west elm,” “Williams Sonoma Home,” “Rejuvenation” and “Mark and Graham” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We also own numerous copyrights and trade dress rights for our products, product packaging, catalogs, books, publications, website designs and store designs, among other things, which are used by our subsidiaries and franchisees under license. As of January 30, 2022, we own or have applied to register approximately 300 patents in connection with certain product designs, inventions and proprietary technology. Patents in the U.S. are generally valid for 14 to 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “potterybarnteen.com,” “westelm.com,” “wshome.com,” “williams-sonomainc.com,” “rejuvenation.com” and “markandgraham.com.” Collectively, the trademarks, patents, copyrights, trade dress rights, domain names, trade secrets and other proprietary technology that we hold are of material importance to us.
REGULATION
As a company with global operations, we are subject to the laws of the United States and multiple foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, or competitive position as compared to prior periods. Also see the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Risks Related to Our Business
•We are unable to control many of the factors affecting consumer spending, and declines in consumer spending on home furnishings and kitchen products in general could reduce demand for our products.
•If we are unable to identify and analyze factors affecting our business, anticipate changing consumer preferences and buying trends, and manage our inventory commensurate with customer demand, our sales levels and operating results may decline.
•Our business and operating results may be harmed if we are unable to timely and effectively deliver merchandise to our stores and customers.
•Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results.
•Our business has been and may continue to be materially impacted by the COVID-19 pandemic, and the duration and extent to which this will impact our future financial performance remains uncertain.
•We must protect and maintain our brand image and reputation.
•Our sales may be negatively impacted by increasing competition from companies with brands or products similar to ours.
•Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters, adverse weather conditions, technology issues and other unexpected events, any of which could result in an interruption in our business and harm our operating results.
•Our aspirations, goals and disclosures related to ESG matters expose us to numerous risks, including risks to our reputation and stock price.
•If we are unable to effectively manage our e-commerce business and digital marketing efforts, our reputation and operating results may be harmed.
•Declines in our comparable brand revenues may harm our operating results and cause a decline in the market price of our common stock.
•Our failure to successfully manage the costs and performance of our catalog mailings might have a negative impact on our business.
•If we are unable to successfully manage the complexities associated with an omni-channel and multi-brand business, we may suffer declines in our existing business and our ability to attract new business.
•A number of factors that affect our ability to successfully open new stores or close existing stores are beyond our control.
•Our inability or failure to protect our intellectual property would have a negative impact on our brands, reputation and operating results.
•We outsource certain aspects of our business to third-party vendors and are in the process of insourcing certain business functions from third-party vendors.
•If we fail to attract and retain key personnel, our business and operating results may be harmed.
•If we are unable to introduce new brands and brand extensions successfully, or to reposition or close existing brands, our business and operating results may be negatively impacted.
•We may be subject to legal proceedings that could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
Risks Related to Technology
•We may be exposed to cybersecurity risks and costs associated with credit card fraud, identity theft and business interruption that could cause us to incur unexpected expenses and loss of revenue.
•We receive, process, store, use and share data, some of which contains personal information, which subjects us to complex and evolving governmental regulation and other legal obligations.
•We are undertaking certain systems changes that might disrupt our business operations.

Risks Related to Our Vendors and Our Global Operations
•Our dependence on foreign vendors and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.
•We depend on foreign vendors and third-party agents for timely and effective sourcing of our merchandise, and we may not be able to acquire products in sufficient quantities and at acceptable prices to meet our needs.
•If our vendors fail to adhere to our quality control standards and test protocols, we may delay a product launch or recall a product, which could damage our reputation and negatively affect our operations and financial results.
•Our efforts to expand globally may not be successful and could negatively impact the value of our brands.
•We do not have extensive experience operating on a global basis and our failure to effectively manage the risks and challenges inherent in a global business could adversely affect our business, operating results and financial condition and growth prospects.
Risks Related to Taxes and Tariffs
•Any significant changes in tax, trade or other policies in the U.S. or other countries, including policies that restrict imports or increase import tariffs, could have a material adverse effect on our results of operations.
•Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results.
Risks Related to Our Financial Statements and Liquidity
•We may require funding from external sources, which may not be available at the levels we require or may cost more than we expect.
•Disruptions in the financial markets may adversely affect our liquidity and capital resources and our business.
•Our operating results may be harmed by unsuccessful management of our employment, occupancy and other operating costs, and the operation and growth of our business may be harmed if we are unable to attract qualified personnel.

General Risk Factors
•Our inability to obtain commercial insurance at acceptable rates or our failure to adequately reserve for self-insured exposures might increase our expenses and have a negative impact on our business.
•If our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and analysts, our stock price may decline.
•A variety of factors may cause our quarterly operating results to fluctuate, leading to volatility in our stock price.
•Changes in the method of determining the London Interbank Offered Rate, or LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our financial condition and results of operations.
•If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.
•If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and our investors’ views of us could be harmed.
•Changes to accounting rules or regulations may adversely affect our operating results.
•In preparing our financial statements we make certain assumptions, judgments and estimates that affect the amounts reported, which, if not accurate, may impact our financial results.
•Changes to estimates related to our cash flow projections may cause us to incur impairment charges related to our long-lived assets for our retail store locations and other property and equipment, including information technology systems, as well as goodwill.
Risks Related to our Business
We are unable to control many of the factors affecting consumer spending, and declines in consumer spending on home furnishings and kitchen products in general could reduce demand for our products.
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, including inflationary pressures, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, outbreaks of disease (such as the COVID-19 pandemic), adverse weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic and political conditions, and consumer perceptions of personal well-being and security. In particular, past economic downturns and inflationary pressures have led to decreased discretionary spending, which adversely impacted our business. An uncertain economic environment could also cause our vendors to go out of business or our banks to discontinue lending to us or our vendors, or it could cause us to undergo restructurings, any of which would adversely impact our business and operating results. In addition, periods of decreased home purchases typically lead to decreased consumer spending on home products. These factors have affected, and may in the future affect, our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending have reduced and may in the future reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

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
In addition, we must manage our inventory effectively and commensurate with customer demand. Much of our inventory is sourced from vendors located outside of the U.S. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacturing of such merchandise, up to twelve months and generally multiple seasons in advance of the applicable selling season and frequently before trends are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. Our vendors also may not have the capacity to handle our demands or may go out of business or have other delays in production in times of economic crisis, including due to the impact of the COVID-19 pandemic. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate, and our business and operating results may be negatively impacted.
Our business and operating results may be harmed if we are unable to timely and effectively deliver merchandise to our stores and customers.
If we are unable to effectively manage our inventory levels and responsiveness of our supply chain, including predicting the appropriate levels and type of inventory to stock within each of our distribution facilities, our business and operating results may be harmed. For example, we continue to experience elevated levels of demand for many of our products, and as a result, we have, and expect to continue to, encounter delays in fulfilling this demand and replenishing to appropriate inventory levels. Continued or lengthy delays in fulfilling customer demand could cause our customers to shop with our competitors instead of us, which could harm our business. Additionally, although we continue to insource furniture delivery hubs in certain geographies and continue with the regionalization of our retail and e-commerce fulfillment capabilities, we are subject to risks that may disrupt our supply chain operations or regionalization efforts, such as increasing labor costs, union organizing activity (including the International Longshore & Warehouse Union negotiations to occur during the first half of 2022, which may affect port operations) and our ability to effectively locate real estate for our distribution facilities or other supply chain operations.
Further, we cannot control all of the various factors that might affect our e-commerce fulfillment rates and timely and effective merchandise delivery to our stores. We rely upon third-party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from our stores. In addition, we are heavily dependent upon certain carriers for the delivery of our merchandise to our customers. As a result of our dependence on all of these third-party providers, we are subject to risks, including labor disputes, union organizing activity (such as the International Longshore & Warehouse Union negotiations to occur during the first half of 2022 which may affect port operations), adverse weather, natural disasters, climate change, the closure of such carriers’ offices or a reduction in operational hours due to an economic slowdown or the inability to sufficiently ramp up operational hours during an economic recovery or upturn, availability of adequate trucking or railway providers, possible acts of terrorism, war, outbreaks of disease (such as the COVID-19 pandemic) or other factors affecting such carriers’ ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs and costs associated with any regulations to address climate change. For example, our third-party providers have experienced transportation disruptions and restrictions due to the COVID-19 pandemic and delays stemming from delayed shipments from Asian ports, congestion at west coast ports, and a shortage of shipping containers needed to ship our products, which have adversely impacted our inventory levels and resulted in elevated, and sometimes lengthy, customer backorders. Further, we have experienced, and may continue to experience increased costs and restricted capacity from our third-party shipping providers and shortages of raw materials used to make our products. Failure to deliver merchandise in a timely and effective manner could cause customers to cancel their orders and could damage our reputation and brands. In addition, fuel costs have been volatile and airline and other transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment expenses could negatively affect our business and operating results.
 Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results.

Our e-commerce business depends, in part, on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations in our distribution facilities, our customer care centers and on our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone or network services, power outages, inadequate system capacity, system hardware or software issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, insufficient or inadequate labor to fulfill the orders, disruptions in our third-party labor contracts, inefficiencies due to inventory levels and limited distribution facility space, issues with third-party order fulfillment and drop shipping, natural disasters, adverse weather conditions, outbreaks of disease (such as the COVID-19 pandemic), war or acts of terrorism. Industries that are particularly seasonal, such as the home furnishings business, face a higher risk of harm from operational disruptions during peak sales seasons. These problems could result in a reduction in sales as well as increased expenses.
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
Our business has been and may continue to be materially impacted by the COVID-19 pandemic, which has negatively affected the U.S. and global economies, disrupted businesses and financial markets, and led to significant travel and transportation reductions.
In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the COVID-19 pandemic. As of January 30, 2022, all of our stores have reopened for in-person shopping. However, we have experienced, and may continue to experience, delays in inventory receipts, increased raw material costs and higher shipping-related charges as a result of port slowdowns and congestion, as well as shipping container shortages, due in part to the impact from COVID-19. We have also experienced, and may continue to experience, reduced traffic in our stores due to the continued uncertainty around COVID-19 and the high rates of infection in certain areas.
Although during fiscal 2021 our retail store revenues have grown, there is no guarantee that such growth will continue over a prolonged period of time as the pandemic subsides and consumers spend less time at home, or if the COVID-19 pandemic worsens due to new variants, either of which could result in decreased consumer spending in the markets in which we operate.
We also implemented temporary work-from-home policies for certain employees during the COVID-19 pandemic, and expect to continue with a hybrid work model in the near term. While such policies have not significantly impacted productivity or disrupted our business to date, over a prolonged period of time, such policies could adversely impact our ability to conduct our business in the ordinary course.
Government mandates, illness or the absence of a substantial number of distribution center employees may require in the future that we temporarily close one or more of our distribution centers, or may prohibit or significantly limit us, or our third-party logistics providers from delivering packages and merchandise to our customers and our stores. As of the date of this report, all our distribution centers remain open and operational, but we continue to experience delays resulting from challenges within the supply chain, including material and labor shortages, port congestion, and capacity constraints by our carriers in the delivery of our products.
We also have incurred and expect to continue to incur higher shipping costs due to increases in contracted rates as well as the various surcharges that have been announced by third party shippers on retailers, which are related to the increased shipping demand resulting from the COVID-19 pandemic. Further, COVID-19 related containment efforts and illnesses could also impact our vendors who manufacture or deliver our merchandise to us or our customers, which could adversely affect our ability to acquire and sell our merchandise, thus adversely affecting our results of operations, cash flows and liquidity.
The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic on our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, such as the transmission rate of the disease, including the impact from new variants, the extent and effectiveness of containment actions and vaccination rollout throughout the world, and the impact of these and other factors on our stores, offices, employees, distributors, vendors and customers. If we are not able to respond to and manage the impact of such events effectively, our business, operating results, financial condition and cash flows could be adversely affected.
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

The specialty e-commerce and retail businesses are highly competitive. We compete with other retailers that market lines of merchandise similar to ours. We compete with national, regional and local businesses that utilize a similar retail store strategy, as well as traditional furniture stores, department stores, direct-to-consumer businesses and specialty stores. The continued sales growth in the e-commerce industry a has encouraged the entry of many new competitors, including discount retailers selling similar products at reduced prices, new business models, and an increase in competition from established companies, many of whom are willing to spend significant funds and/or reduce pricing in order to gain market share.
The competitive challenges facing us include:
•anticipating and quickly responding to changing consumer demands or preferences better than our competitors;
•maintaining favorable brand recognition and achieving customer perception of value;
•effectively marketing and competitively pricing our products to consumers in several diverse market segments;
•effectively managing and controlling our costs;
•effectively managing increasingly competitive promotional activity;
•effectively attracting new customers;
•developing new innovative shopping experiences, like mobile applications and augmented reality capabilities, that effectively engage today’s digital customers;
•developing innovative, high-quality products in colors and styles that appeal to consumers of varying age groups, tastes and regions, and in ways that favorably distinguish us from our competitors; and
•effectively managing our supply chain and distribution strategies in order to provide our products to our consumers on a timely basis and minimize returns, replacements and damaged products.
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
Our retail stores, corporate offices, distribution and manufacturing facilities, infrastructure and e-commerce operations, as well as the operations of our vendors from which we receive goods and services, are vulnerable to damage from earthquakes, tornadoes, hurricanes, fires, floods or other volatile weather, power losses, telecommunications failures, hardware and software failures, computer hacking, cybersecurity breaches, computer viruses and similar events. If any of these events result in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.
Our aspirations, goals and disclosures related to ESG matters expose us to numerous risks, including risks to our reputation and stock price.
There has been increased focus from our stakeholders, including consumers, employees and investors, on our ESG practices. We have established and announced goals and other objectives related to ESG matters. These goal statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal and other risks, any of which could have a material negative impact, including on our reputation, stock price, and results of operation. We could also incur additional costs and require additional resources to implement various ESG practices to make progress against our public goals and to monitor and track our performance with respect to such goals.

The standards for tracking and reporting on ESG matters are relatively new, have not been formalized and continue to evolve. Collecting, measuring, and reporting ESG information and metrics can be difficult and time consuming. Our selected disclosure framework or standards may need to be changed from time to time, which may result in a lack of consistent or meaningful comparative data from period to period. In addition, our interpretation of reporting frameworks or standards may differ from those of others and such frameworks or standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.
Our ability to achieve any ESG-related goal or objective is subject to numerous risks, many of which are outside of our control, including: (1) the availability and cost of low- or non-carbon-based energy sources and technologies, (2) evolving regulatory requirements affecting ESG standards or disclosures, (3) the availability of vendors and suppliers that can meet our sustainability, diversity and other standards, and (4) the availability of raw materials that meet and further our sustainability goals.
If our ESG practices do not meet evolving consumer, employee, investor or other stakeholder expectations and standards or our publicly-stated goals, then our reputation, our ability to attract or retain employees and our competitiveness, including as an investment and business partner, could be negatively impacted. Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current customers and investors may elect to do business with our competitors instead, and our ability to attract or retain employees could be negatively impacted. Our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also expose us to government enforcement actions and private litigation.

If we are unable to effectively manage our e-commerce business and digital marketing efforts, our reputation and operating results may be harmed.
Our e-commerce channel has been our fastest growing business over the last several years and represented more than 65% of our net revenues and profits in fiscal 2021. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control. We must continually respond to changing consumer preferences and buying trends relating to e-commerce usage, including an emphasis on mobile e-commerce. Our success in e-commerce has been strengthened in part by our ability to leverage the information we have on our customers to infer customer interests and affinities such that we can personalize the experience they have with us. We also utilize digital advertising to target internet and mobile users whose behavior indicates they might be interested in our products. Current or future legislation may reduce or restrict our ability to use these techniques, which could reduce the effectiveness of our marketing efforts.
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
Various factors affect comparable brand revenues, including the number, size and location of stores we open, close, remodel or expand in any period, the overall economic and general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation and in our e-commerce business and fluctuations in foreign exchange rates. Among other things, weather conditions have affected, and may continue to affect, comparable brand revenues by limiting our ability to deliver our products to our stores, altering consumer behavior, or requiring us to close certain stores temporarily, thus reducing store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused, and may continue to cause, our comparable brand revenue results to differ materially from prior periods and from earnings guidance we have provided. For example, the overall economic and general retail sales environment, as well as local and global economic conditions, has caused a significant decline in our comparable brand revenue results in the past. In addition, public health conditions (such as the COVID-19 pandemic), or other unforeseen events, could affect our ability to deliver our products to our customers and stores, alter consumer behavior, or require us to close certain stores temporarily or reduce customer capacity within certain stores temporarily, thus reducing store traffic and materially impacting our comparable brand revenues.
Our comparable brand revenues have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable brand revenues will continue to fluctuate in the future. In addition, past comparable brand revenues are not necessarily an indication of future results and comparable brand revenues may decrease in the future. Our ability to improve our comparable brand revenue results depends, in large part, on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques (including digital advertising), effectively driving traffic to our stores, e-commerce websites and direct-mail catalogs through marketing and various promotional events, providing an appropriate mix of merchandise for our broad and diverse customer base and using effective pricing strategies. Any failure to meet the comparable brand revenue expectations of investors and securities analysts in one or more future periods could significantly reduce the market price of our common stock.
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
A number of factors that affect our ability to successfully open new stores or close existing stores are beyond our control.
As noted above, approximately 35% of our net revenues are generated by our retail stores. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors, including:
•general economic conditions;
•our identification of, and the availability of, suitable store locations;
•our success in negotiating new leases and amending, subleasing or terminating existing leases on acceptable terms;
•the success of other retail stores in and around our retail locations;
•our ability to secure required governmental permits and approvals;
•the availability and cost of building materials needed for store remodels;
•our hiring and training of skilled store operating personnel, especially management;
•the availability of financing on acceptable terms, if at all; and
•the financial stability of our landlords and potential landlords.
Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographic surveys regarding the location of consumers in our target market segments. While we believe that the surveys and other relevant information are helpful indicators of suitable store locations, we recognize that these information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, changes in demographics, in consumer shopping patterns, such as a reduction in mall traffic, in the types of merchandise that we sell and in the pricing of our products, may reduce the number of suitable store locations or cause formerly suitable locations to become less desirable. Further, time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays or unexpected cancellations. We may experience delays in opening new store locations or remodeling existing locations due to the uncertain availability and increased costs of building materials necessary to remodel and improve our stores. We may not be able to open new stores or, if opened, operate those stores profitably. Construction and other delays in store openings could have a negative impact on our business and operating results. Additionally, we may not be able to renegotiate the terms of our current leases or close our underperforming stores on terms favorable to us, any of which could negatively impact our operating results. Our typical methods of managing these risks and uncertainties may not be sufficient, and as a result, our business and operating results could be negatively impacted.
Our inability or failure to protect our intellectual property would have a negative impact on our brands, reputation and operating results.
We may not be able to effectively protect our intellectual property in the U.S. or in foreign jurisdictions, particularly if we continue to expand our business offerings and geographic reach. Our trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names, patents, designs, proprietary technology and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction, theft or other misappropriation of our intellectual property could diminish the value of our brands or reputation and cause a decline in our sales. Protection of our intellectual property and maintenance of our distinct branding are particularly important as they distinguish our products and services from our competitors. In addition, the costs of protecting and policing our intellectual property assets may adversely affect our operating results.

We outsource certain aspects of our business to third-party vendors and are in the process of insourcing certain business functions from third-party vendors.
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
Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any one of our key employees leaves, is seriously injured or unable to work, or fails to perform and we are unable to find a qualified replacement, we may be unable to execute our business strategy. In addition, our main offices are located in the San Francisco Bay Area, where competition for personnel with digital/e-commerce and technology skills can be intense. Several of our strategic initiatives, including our e-commerce, design, technology and supply chain initiatives, require that we hire and/or develop employees with appropriate experience. We may not be successful in recruiting, retaining and motivating skilled personnel domestically or globally who have the requisite experience to achieve our global business goals, and failure to do so may harm our business. Further, in the event we need to hire additional personnel, we may experience difficulties in attracting and successfully hiring such individuals due to competition for highly skilled personnel, increasing wages throughout the United States, as well as the significantly higher cost of living expenses in our markets. Additionally, as a result of the COVID-19 pandemic, if long-term, remote or flexible work options become more commonplace, potential employees may choose to move to lower cost of living areas, which could negatively impact our ability to recruit appropriately skilled personnel for positions that cannot be performed remotely.
If we are unable to introduce new brands and brand extensions successfully, or to reposition or close existing brands, our business and operating results may be negatively impacted.
We have in the past and may in the future introduce new brands and brand extensions, reposition brands, close existing brands, or acquire new brands, especially as we continue to expand globally. Any new brands, brand extensions or expansion into new lines of business may not grow as expected. The work involved with integrating new brands or businesses into our existing systems and operations could be time-consuming, require significant amounts of management time and result in the diversion of substantial operational resources. Further, if we devote time and resources to new brands, acquired brands, brand extensions, brand repositioning, or new lines of business and those businesses are not as successful as we planned, then we risk damaging our overall business results or incurring impairment charges, including to write off any existing goodwill or intangible assets associated with previously acquired brands. As a result, we may not be able to introduce new brands in a manner that improves our overall business and/or operating results and may therefore be forced to close the brands or new lines of business, which may damage our reputation and/or negatively impact our operating results.
We may be subject to legal proceedings that could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There has been a rise in the number of lawsuits against companies like us regarding consumer protection, false advertising, data breach, and e-commerce-related patent infringement. From time to time, we have been subject to these types of lawsuits and are currently the subject of some of these types of lawsuits. The cost of defending against these types of claims or the ultimate resolution of any such claims against us, whether by settlement or adverse court decision, may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions by government agencies and private litigation. This could subject us to increased exposure to stockholder lawsuits and potential penalties related to regulatory inquiries. Additionally, in recent years there has been an increase in the number of employment claims and, in particular, discrimination and harassment claims. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment- or harassment-related lawsuits have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their business.

Risks Related to Technology
We may be exposed to cybersecurity risks and costs associated with credit card fraud, identity theft and business interruption that could cause us to incur unexpected expenses and loss of revenue.
A significant portion of our customer orders are placed through our e-commerce websites or through our customer care centers. In addition, a significant portion of sales made through our retail channel require the collection of certain customer data, such as credit card information. In order for our sales channels to function successfully, we, our banking and authorizations partners, and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information and other personal information of our customers, securely over public and private networks. Third parties may have or develop the technology or knowledge to breach, disable, disrupt or interfere with our systems or processes or those of our vendors. Although we take the security of our systems and the privacy of our customers’ confidential information seriously, and we believe we take reasonable steps to protect the security and confidentiality of the information we collect, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. The techniques used to obtain unauthorized access to systems change frequently and are not often recognized until after they have been launched. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach or vulnerability that is discovered could cause consumers to lose confidence in the security of our information systems, including our e-commerce websites or stores, and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation, regulatory investigations and other significant liabilities. Such a breach could also seriously disrupt, slow or hinder our operations and harm our reputation and customer relationships, any of which could harm our business. If we or our third-party providers are the target of a cybersecurity attack resulting in unauthorized disclosure of our customer data, we may be required to undertake costly notification procedures. If we fail to implement appropriate safeguards, detect and provide prompt notice of unauthorized access as required by some data privacy laws, or otherwise comply with these laws, we could be subject to potential fines, claims for damages and other remedies, which could be significantly in excess of our insurance coverage and could harm our business.
We receive, process, store, use and share data, some of which contains personal information, which subjects us to complex and evolving governmental regulation and other legal obligations.
We receive, process, store, use and share data, some of which contains personal information. There are numerous federal, state, local and foreign laws and regulations regarding matters central to our business, data privacy and the collection, storing, sharing, use, processing, disclosure and protection of personal information and other data from customers, employees and business partners, the scope of which are regularly changing, subject to uncertain and differing interpretations and may be inconsistent among countries or conflict with other rules. For example, we are subject to the General Data Protection Regulation (“GDPR”) in the European Union and the CCPA. In addition, in November 2020, the California Privacy Rights Act (the “CPRA”) was passed in the General Election and will amend the CCPA when it takes effect in 2023, imposing new, and potentially broader, consumer privacy rights on businesses, including ours. Other states, including Colorado and Virginia, passed similar laws that will take effect in 2023. The application and interpretation of these laws and regulations are often uncertain, and as the focus on data privacy and data protection increases globally and domestically, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us or our third-party vendors to modify our data processing practices and policies and to incur substantial costs in order to comply. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
Any failure or perceived failure by us to comply with our privacy policies, data privacy-related obligations to customers or other third parties, or our data privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, or other failure to comply with these laws and regulations, or regulatory scrutiny, may result in governmental enforcement actions or litigation that could expose our business to substantial financial penalties, or other monetary or non-monetary relief, negative publicity, loss of confidence in our brands, decline in customer growth or damage to our brands and reputation. The GDPR, CCPA and other such laws and regulations impose new and burdensome obligations, and include substantial uncertainty as to their interpretation, and we may face challenges in addressing their requirements, which could result in fines or penalties, lead us or our third-party vendors to change our data privacy policies and practices and limit our ability to deliver personalized advertising. Additionally, if third parties that we work with, such as advertisers, service providers or developers, violate applicable laws or our policies, these violations may also put customers’ information at risk, which could, in turn, have an adverse effect on our business, revenue and financial results.

We are undertaking certain systems changes that might disrupt our business operations.
Our success depends, in part, on our ability to source, sell and distribute merchandise efficiently through appropriate systems and procedures. We are continually modifying our information technology systems, which involves updating or replacing legacy systems with successor systems often over the course of several years. There are inherent risks associated with replacing our core systems, including supply chain and merchandising systems disruptions, that could affect our ability to get the correct products into the appropriate stores and delivered to customers or delay fulfillment and delivery until the issue is resolved. In addition, changes to any of our software implementation strategies could result in the impairment of software-related assets. We are also subject to the risks associated with the ability of our vendors to provide information technology solutions to meet our needs, including as a result of disruptions in the global workforce stemming from the COVID-19 pandemic. Any disruptions could negatively impact our business and operating results.
In fiscal year 2020, we replaced our core financial reporting and human capital management systems with new enterprise resource planning systems to standardize our processes worldwide and adopt best-in-class capabilities. As we continue to utilize our core financial reporting and human capital management systems, we may need to add or improve processes and features, which could disrupt service to our operations or cause errors in data. We are heavily reliant on third-party vendors for access to our systems and the accuracy of the functionality within the systems. If we encounter implementation or usage problems with these new systems or other related systems and infrastructure, or if the systems do not operate as intended, do not give rise to anticipated benefits, or fail to integrate properly with our other systems or software platforms, then our business, results of operations, and internal controls over financial reporting may be adversely affected.
Risks Related to our Vendors and Global Operations
Our dependence on foreign vendors and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.
Approximately 65% of our merchandise purchases in fiscal 2021 were sourced from foreign vendors predominantly in Asia and Europe. Our dependence on foreign vendors means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Although substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, the rising cost of labor in the countries in which our foreign vendors operate has resulted in increases in our costs of doing business. Any further increases in the cost of living in such countries may result in additional increases in our costs or in our foreign vendors going out of business.
We, and our foreign vendors, are also subject to other risks and uncertainties associated with changing economic, political, social, health and environmental conditions and regulations within and outside of the U.S. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), government regulations, trade restrictions, regulations to address climate change, employment and labor matters, wars and fears of war, political unrest, acts of terrorism, natural disasters, adverse weather, climate change, outbreaks of disease (such as the COVID-19 pandemic), and other unexpected events. We cannot predict whether any of the countries from which our raw materials or products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments, such as the tariffs levied by the U.S. against China, or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors could increase the cost, reduce the supply of merchandise available to us, or result in excess inventory if merchandise is received after the planned or appropriate selling season, all of which could adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or increased tariffs or quotas, war, political unrest, acts of terrorism, natural disasters, adverse weather, climate change, outbreaks of disease or other trade disruptions. For example, the COVID-19 pandemic has impacted our supply chain by forcing some factories that manufacture our merchandise to temporarily close or experience worker shortages and by causing delays and increased costs in international shipping. In addition, an economic downturn, or failure of foreign markets, may result in financial instabilities for our foreign vendors, which may cause our foreign vendors to decrease production, discontinue selling to us, or cease operations altogether. Our global operations in Asia, Australia, Europe and Canada could also be affected by changing economic and political conditions in foreign countries, such as Brexit, which could have a negative effect on our business, financial condition and operating results.
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
Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We generally have no contractual assurances of continued supply, pricing, or access to new products, and any vendor could change the terms upon which it sells to us, discontinue selling to us, or go out of business at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of our merchandise, which could negatively affect our business and operating results. In addition, our vendors may have difficulty adjusting to our changing demands and growing business.
Any inability to acquire suitable merchandise on acceptable terms or the loss of one or more of our foreign vendors or third-party agents could have a negative effect on our business and operating results because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new vendors or third-party agents, and products from alternative sources, if any, may not be of a suitable quality and/or may be more expensive than those we currently purchase. In addition, we are subject to certain risks that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable to us, including risks related to the availability of raw materials, labor disputes, work disruptions or stoppages, union organizing activities, vendor financial liquidity, adverse weather, natural disasters, political unrest, war, acts of terrorism, outbreaks of disease (such as the COVID-19 pandemic), general economic and political conditions and regulations to address climate change. For example, certain of our vendors have experienced work disruptions or stoppages, or transportation or other restrictions, due to the COVID-19 pandemic, which has negatively impacted our ability to acquire merchandise, which has had an adverse effect on our results of operations.
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
We are currently growing our business and increasing our global presence by opening new stores outside of the U.S., including by expanding our franchise and shop-in-shop operations, and offering shipping globally through third-party vendors. As part of our overall global expansion strategy, we operate company-owned retail stores and e-commerce websites outside of North America. While our global expansion to date has been a small part of our business, we plan to continue to increase our presence internationally, including through our franchise and shop-in-shop arrangements. We do not have extensive experience with global sales, understanding foreign consumer preferences, anticipating buying trends in different countries, marketing to customers overseas, or managing shipping logistics to customers overseas. Moreover, global awareness of our brands and our products may not be high. Consequently, we may not be able to successfully compete with established brands in these markets and our global sales may not result in the revenues we anticipate. Additionally, global economic or political instability, work disruptions or stoppages, war or fear of war or outbreaks of diseases (such as the COVID-19 pandemic) and resulting government actions (such as lockdowns or quarantines), may delay or harm our efforts to expand globally. Also, our products may not be accepted, either due to foreign legal requirements or due to different consumer tastes and trends. If our global growth initiatives are not successful, or if we or any of our third-party vendors fail to comply with any applicable regulations or laws, we may be forced to close stores or cease operations in certain countries, which may result in significant financial harm, diminish the value of our brands and negatively affect our future opportunities for global growth.
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
We have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea, and India, as well as e-commerce websites in certain locations pursuant to franchise agreements. Under these agreements, our franchisees operate stores and/or e-commerce websites that sell goods purchased from us under our brand names. We continue to expand our franchise operations with our existing franchisees as well as seek to identify new franchise partnerships for select countries. The effect of these franchise arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new global markets. In addition, certain aspects of our franchise arrangements are not directly within our control, such as the ability of each franchisee to meet its projections regarding store openings and sales, and the impact of exchange rate fluctuations on their business. Moreover, while the franchise agreements we have entered into may provide us with certain termination rights, to the extent that our franchisees do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the reputation and value of our brands could be impaired. In addition, in connection with these franchise arrangements, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable regulations or laws could have an adverse effect on our results of operations.
We do not have extensive experience operating on a global basis and our failure to effectively manage the risks and challenges inherent in a global business could adversely affect our business, operating results and financial condition and growth prospects.
We operate several retail businesses, subsidiaries and branch offices throughout Asia, Australia, Europe and Canada, which includes managing overseas employees, and may expand these overseas operations in the future. Our global presence exposes us to the laws and regulations of these jurisdictions, including those related to marketing, privacy, data protection, employment and product safety and testing. We may be unable to keep current with government requirements as they change from time to time. Our failure to comply with such laws and regulations may harm our reputation, adversely affect our future opportunities for growth and expansion in these countries, and harm our business and operating results.
Moreover, our global operations subject us to a variety of risks and challenges, including:
•increased management, infrastructure and legal compliance costs, including the cost of real estate and labor in those markets;
•increased financial accounting and reporting requirements and complexities;
•increased operational and tax complexities, including managing our inventory globally;
•the diversion of management attention away from our core business;
•general economic conditions, changes in diplomatic and trade relationships, including the imposition of new or increased tariffs, political and social instability, war and acts of terrorism, outbreaks of diseases (such as the COVID-19 pandemic) and natural disasters in each country or region;
•economic uncertainty around the world;
•compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•compliance with U.S. laws and regulations for foreign operations;
•fluctuations in foreign currency exchange rates and the related effect on our financial results, and the use of foreign exchange hedging programs to mitigate such risks;
•growing cash balances in foreign jurisdictions which may be subject to repatriation restrictions; and
•reduced or varied protection for intellectual property rights in some countries and practical difficulties of enforcing such rights abroad.

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
A significant portion of our products are manufactured outside of the U.S. Significant changes in tax, trade or other polices either in the U.S. or other countries could materially increase our tax burden or costs of goods sold. These changes in policies may also require us to increase our prices, which could adversely affect our sales. Tariffs or retaliatory trade restrictions implemented by other countries, could adversely affect customer sales, cause potential delays in product received from our vendors, and negatively impact our cost of goods sold and results of operations.
Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results.
We are subject to income taxes in many U.S. and foreign jurisdictions. Our provision for income taxes is subject to volatility and could be adversely impacted by a number of factors that require significant judgment and estimation. At any one time, many tax years are subject to examination by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly and annual effective tax rates as taxable events occur and uncertain tax positions are either evaluated or resolved. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or losses in countries with differing statutory tax rates or by changes to existing laws or regulations. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or losses in countries with differing statutory tax rates or by changes to existing laws or regulations. For example, in November 2021, the U.S. House of Representatives passed the Build Back Better Act, and 137 member states of the Organization of Economic Co-operation and Development agreed to a two-pillar inclusive framework that will fundamentally change the taxing rights of governments and the allocation of profits among tax jurisdictions in which companies conduct business. Although it is uncertain if some or all of these proposals will be enacted into law in the U.S. or in other countries in which we operate, it is possible that such changes could materially impact our effective tax rate. We regularly assess all of these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.
Risks Related to our Financial Statements and Liquidity
We may require funding from external sources, which may not be available at the levels we require, or may cost more than we expect, and, as a consequence, our expenses and operating results could be negatively affected.
We regularly review and evaluate our liquidity and capital needs. Although our credit facilities provide for up to a total of $750,000,000 in unsecured revolving lines of credit, in the event we require additional liquidity from our lenders, such funds may not be available to us on acceptable terms, or at all. In addition, in the event we were to breach any of our financial covenants, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing Credit Facility on less favorable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers, or our Credit Facility, on terms that are acceptable to us, or at all, as the availability of credit facilities may become limited. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.
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
To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We recognize that we may need to increase the number of our employees, especially during holiday selling seasons, and incur other expenses to support new brands and brand extensions and the growth of our existing brands, including the opening of new stores. In addition, the market for prime real estate is competitive, especially in San Francisco where our corporate offices are headquartered. If we are unable to make substantial adjustments to our cost structure during times of uncertainty, such as an economic downturn or during times of expansion, we may incur unnecessary expense or we may have inadequate resources to properly run our business, and our business and operating results may be negatively impacted. From time to time, we may also experience union organizing activity in currently non-union facilities, including in our stores and distribution facilities. Union organizing activity may result in work slowdowns or stoppages and higher labor costs. In addition, there continues to be a growing number of wage-and-hour lawsuits and other employment-related lawsuits against retail companies, especially in California. State, federal and global laws and regulations regarding employment change frequently and the ultimate cost of compliance cannot be precisely estimated. Further, there have been and may continue to be increases in minimum wage and health care requirements. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, trade, or health care, could have an adverse impact on our financial condition and results of operations.

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
General Risk Factors
Our inability to obtain commercial insurance at acceptable rates or our failure to adequately reserve for self-insured exposures might increase our expenses and have a negative impact on our business.
We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Insurance costs have increased substantially and may continue to increase in the future and may be affected by natural disasters, outbreaks of disease (such as the COVID-19 pandemic), climate change, fear of terrorism, war, financial irregularities, cybersecurity breaches and fraud at publicly-traded companies, intervention by the government or political crises and instability, an increase in the number of claims received by the carriers, and a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies may go out of business or be otherwise unable to fulfill their contractual obligations, or they may disagree with our interpretation of the coverage or the amounts owed. In addition, for certain types or levels of risk, such as risks associated with certain natural disasters, cybersecurity breaches, or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable rates, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured and we purchase insurance only for catastrophic types of events for such risks as workers’ compensation, employment practices liability, employee health benefits, product recall and reputational risk, among others. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and related expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.
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
A variety of factors may cause our quarterly operating results to fluctuate, leading to volatility in our stock price.
Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including changes in economic conditions, shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas, as well as timing shifts due to 53-week fiscal years, which occur approximately every five years. Historically, a significant portion of our net revenues and net earnings have typically been realized during the period from October through January each year, our peak selling season. In preparation for and during our holiday selling season, we hire a substantial number of part-time and seasonal employees, primarily in our retail stores, distribution facilities and customer care centers. If our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and analysts, our stock price may decline.

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
We have historically repurchased our shares through our stock repurchase program and paid a common stock dividend each year. The stock repurchase program and dividend may require the use of a significant portion of our cash earnings, which are also needed to fund our operations and finance future growth. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures, which could adversely affect our financial performance. Further, our Board of Directors may, at its discretion, decrease or entirely discontinue the payment of dividends at any time and the stock repurchase program may be limited or eliminated at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors, that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may negatively impact our stock price.
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
We make estimates and projections in connection with impairment analyses of our long-lived assets for our retail store locations and other property and equipment, including information technology systems, as well as goodwill. These analyses require us to make a number of estimates and projections of future results. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment, including information technology systems, and goodwill. These impairment charges have been significant in the past and may be significant in the future and, as a result of these charges, our operating results have been and may, in the future, be adversely affected.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease store locations, distribution and manufacturing facilities, corporate facilities and customer care centers for our U.S. and foreign operations for original terms generally ranging from 5 to 22 years. Certain leases contain renewal options for periods of up to 20 years.
For our store locations, our gross leased store space as of January 30, 2022 totaled approximately 6,004,000 square feet for 544 stores compared to approximately 6,301,000 square feet for 581 stores as of January 31, 2021.
Leased Properties
The following table summarizes the location and size of our leased facilities occupied by us as of January 30, 2022:

Location	Occupied Square Footage (Approximate)
Distribution and Manufacturing Facilities
New Jersey	3,269,000
Mississippi	2,258,000
California	2,030,000
Georgia	1,537,000
Texas	1,298,000
Tennessee	603,000
North Carolina	412,000
Ohio	330,000
Massachusetts	140,000
Florida	135,000
Oregon	93,000
Colorado	80,000
Corporate Facilities
California	255,000
New York	238,000
Oregon	51,000
Customer Care Centers
Nevada	36,000
Other	32,000
In November 2021, we entered into an agreement for a new distribution facility in Arizona, which is expected to be operational in fiscal 2022. This facility has approximately 1,200,000 leased square feet. The square footage is not included in the table above.
In addition to the above leased properties, we enter into agreements for other offsite storage needs for our distribution facilities and our retail store locations, as necessary. As of January 30, 2022, the total leased space related to these properties was not material to us and is not included in the occupied square footage reported above.
Owned Properties
As of January 30, 2022, we owned 471,000 square feet of space, primarily in California, for our corporate headquarters and certain data center operations.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The closing price of our common stock on the NYSE on March 20, 2022 was $164.18.
STOCKHOLDERS
The number of stockholders of record of our common stock as of March 20, 2022 was 290. This number excludes stockholders whose stock is held in nominee or street name by brokers.
DIVIDENDS
While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board of Directors.
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
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Williams-Sonoma, Inc., the NYSE Composite Index,
and S&P Retailing

*$100 invested on 1/29/2017 in stock or index, including reinvestment of dividends. Fiscal year ending January 30, 2022.

	1/29/17	1/28/18	2/3/19	2/2/20	1/31/21	1/30/22
Williams-Sonoma, Inc.	$100.00	$115.92	$120.93	$161.55	$304.39	$371.43
NYSE Composite Index	$100.00	$122.07	$115.21	$130.84	$141.76	$167.51
S&P Retailing	$100.00	$148.34	$159.89	$190.43	$278.09	$296.49
Notes:
A.The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.The indices are re-weighted daily, using the market capitalization on the previous trading day.
C.If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

STOCK REPURCHASE PROGRAM
During fiscal 2021, we repurchased 5,102,624 shares of our common stock at an average cost of $176.27 per share and a total cost of $899,433,000. As of January 30, 2022, there was $810,751,000 remaining under our current stock repurchase program. In March 2022, our Board of Directors authorized a new stock repurchase program for $1,500,000,000, which replaced our existing program.
The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2021 under our stock repurchase program:

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program[1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
November 1, 2021 – November 28, 2021	384,319	$207.47	384,319	$977,751,000
November 29, 2021 – December 26, 2021	973,538	$171.54	973,538	$810,751,000
December 27, 2021 – January 30, 2022	—	—	—	$810,751,000
Total	1,357,857	$181.71	1,357,857	$810,751,000

1Excludes shares withheld for employee taxes upon vesting of stock-based awards
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended January 30, 2022 (“fiscal 2021”), and the 52 weeks ended January 31, 2021 (“fiscal 2020”) should be read in conjunction with our Consolidated Financial Statements and notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
A discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended January 31, 2021 (“fiscal 2020”), compared to the 52 weeks ended February 2, 2020 (“fiscal 2019”), can be found under Item 7 in our Annual Report on Form 10-K for fiscal 2020, filed with the SEC on March 30, 2021, which is available on the SEC’s website at www.sec.gov and under the Financial Reports section of our Investor Relations website.
OVERVIEW
Williams-Sonoma, Inc. is a specialty retailer of high-quality sustainable products for the home. Our products, representing distinct merchandise strategies — Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, and Mark and Graham — are marketed through e-commerce websites, direct-mail catalogs and retail stores. These brands are also part of The Key Rewards, our free-to-join loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea and India, as well as e-commerce websites in certain locations. We are also proud to be a leader in our industry with our Environmental, Social and Governance (“ESG”) efforts.
In March 2020, we announced the temporary closures of all of our retail store operations to protect our employees, customers and the communities in which we operate and to help contain the COVID-19 pandemic. As of January 30, 2022, all of our stores have reopened for in-person shopping. However, we have experienced, and may continue to experience, reduced traffic in our stores due to the continued uncertainty around COVID-19.
During fiscal 2021, global supply chain disruptions, including COVID-19 related factory closures and increased port congestion, caused delays in inventory receipts, increased raw material costs, shipping container shortages and higher shipping-related charges. We expect these supply chain challenges to continue into fiscal 2022, which could negatively impact our business.
Fiscal 2021 Financial Results
Net revenues in fiscal 2021 increased by $1,462,747,000, or 21.6%, compared to fiscal 2020 with comparable brand revenue growth of 22.0% and double-digit comparable brand revenue growth across all our brands. This was primarily driven by strength in both e-commerce and retail, primarily due to an increase in furniture sales, as well as the impact of stores operating at a limited capacity due to COVID-19 during portions of fiscal 2020. The increase in net revenues also included a 23.4% increase in international revenues, related to both our franchise and company-owned operations. On a two-year basis, comparable brand revenues increased 39.0%.
During fiscal 2021, we delivered double-digit comparable brand revenue growth across all our brands. In West Elm, comparable brand revenue growth was 33.1%, with all categories driving growth. The upholstery and outdoor businesses were strong, and customers responded well to new products, including bedroom, dining, storage, and occasional categories. Pottery Barn, our largest brand, delivered 23.9% comparable brand revenue growth during the year driven by growth in all product categories, including our core lifestyle furniture category, home furnishings, decorating, our design services, and our furniture-advantaged growth initiatives such as apartment and our curated market-place assortment. Our growth initiatives of Outdoor and Bath Renovation also out-paced our brand growth for the year. The Williams Sonoma brand delivered comparable brand revenue growth of 10.5%, with growth across all key categories. Strength in both electrics and home furniture drove these results. In our Pottery Barn Kids and Teen businesses, we saw comparable brand revenue growth of 11.6% driven by our proprietary 100% GREENGUARD GOLD furniture and back-to-school assortment. We also saw outsized growth in Baby, a key initiative and entry point to the brands. This growth however, was impacted by the supply chain disruptions around the world, particularly the shutdown and backlog in Vietnam. We expect to be impacted by this backlog until at least the second quarter of fiscal 2022. Finally, our emerging brands Rejuvenation and Mark and Graham, combined, accelerated to 33.0% comparable brand revenue growth.
We ended the year with a cash balance of $850,338,000 and generated positive operating cash flow of $1,371,147,000. In addition to our strong cash balance, we also ended the year with no outstanding borrowings under our revolving line of credit. This strong liquidity position allowed us to fund the operations of the business by investing over $226,517,000 in capital expenditures during fiscal 2021, and to provide shareholder returns of approximately $1,086,972,000 in fiscal 2021 through share repurchases and dividends.
In fiscal 2021, diluted earnings per share was $14.75 (which included a $0.10 impact from acquisition-related expenses of Outward, Inc.) versus $8.61 in fiscal 2020 (which included a $0.26 impact related to store asset impairments, a $0.13 impact from acquisition-related expenses of Outward, Inc., an $0.11 impact related to inventory write-offs, and a $0.06 benefit related to the adjustment of certain deferred tax assets and liabilities).

Our three key differentiators - our in-house design, our digital-first channel strategy, and our values - continued to provide the framework for execution both in our core business and in our growth areas.
Throughout fiscal 2021, we continued our deliberate reduction in site-wide promotional cadence in all of our brands, and instead shifted our focus on delivering aspirational and inspirational content. This pricing power also allowed us the flexibility to absorb supply chain costs and aggressively fund marketing efforts.
Our cross-brand loyalty program, The Key, drove record levels of engagement and membership. Our recently launched cross-brand credit card has produced cardholder spend and cross-brand activity that has exceeded our expectations. We are also focused on personalization efforts in our digital marketing. We continue to leverage our in-house managed, first-party-data across our brands. which we believe positions us well for the increased focus on consumer privacy and the “cookie-less” future that is rapidly approaching.
As a digital-first company, we are in continuous pursuit of incremental improvement to our customers’ shopping journey online. We have improved several product-finding and purchasing experiences on our websites; from improved room styling, native registry applications, and the removal of friction in the checkout process. Additionally, we relentlessly focus on continued optimization and automation in our distribution centers and logistics networks to improve our service times.
On the sustainability front, we take great pride in the progress we are making within our impact initiatives and ESG leadership across the home furnishings industry. These commitments are reflected in the high quality, durable, sustainable products that we offer our customers, and continues to distinguish our company and our brands.
Looking Ahead to 2022
As we look forward to the year ahead, our focus remains on executing against our opportunities to drive revenue and earnings growth. We believe revenue growth, in addition to strength across our core businesses, will be fueled by our strategic initiatives, including our business to business division and marketplace, our emerging brands, and our global operations. We plan to drive this profitably from leverage across the income statement from ongoing higher sales growth; additional accretion from our accelerating growth initiatives that have a higher operating margin profile; an accelerating shift online where the operating margin is higher; strong merchandise margins from the pricing power our proprietary and vertically-integrated products provide; continued occupancy leverage from further store closures and reduced rents; various long-term supply chain efficiencies such as automation and better in-stock inventory levels; and leverage from overall strong financial discipline throughout, keeping expense growth below sales growth. To drive this future growth, we plan to invest approximately $350,000,000 in the business with over 80% of the spend prioritized on technology and supply chain initiatives primarily to support e-commerce, including the addition of a new automated distribution center in Arizona. In addition, we plan to return excess cash to shareholders in the form of increased dividend payouts and elevated share repurchases. For information on risks, please see “Risk Factors” in Part I, Item 1A.

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
Net revenues in fiscal 2021 increased by $1,462,747,000, or 21.6%, compared to fiscal 2020, with comparable brand revenue growth of 22.0% and double-digit comparable brand revenue growth across all our brands. This was primarily driven by strength in both e-commerce and retail, primarily due to an increase in furniture sales, as well as the impact of stores operating at a limited capacity due to COVID-19 during portions of fiscal 2020. The increase in net revenues also included a 23.4% increase in international revenues, related to both our franchise and company-owned operations. On a two-year basis, comparable brand revenues increased 39.0%.
The following table summarizes our net revenues by brand for fiscal 2021 and fiscal 2020:

(In thousands)	Fiscal 2021	Fiscal 2020
Pottery Barn	$3,120,687	$2,526,241
West Elm	2,234,548	1,682,254
Williams Sonoma	1,345,851	1,242,271
Pottery Barn Kids and Teen	1,139,893	1,042,531
Other [1]	404,957	289,892
Total	$8,245,936	$6,783,189
1Primarily consists of net revenues from Rejuvenation, our international franchise operations and Mark and Graham.
Comparable Brand Revenue
Comparable brand revenue includes comparable store sales and e-commerce sales, including through our direct-mail catalog, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months, and which have been open for at least 12 consecutive months without closure for seven or more consecutive days within the same fiscal month. Comparable stores that were temporarily closed during either year due to COVID-19 were not excluded from the comparable brand revenue calculation. Outlet comparable store net revenues are included in their respective brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and e-commerce websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales are meaningful to evaluating their performance. Additionally, comparable brand revenue growth for newer concepts is not separately disclosed until such time that we believe those sales are meaningful to evaluating the performance of the brand.

Comparable brand revenue growth	Fiscal 2021	Fiscal 2020
Pottery Barn	23.9%	15.2%
West Elm	33.1	15.2
Williams Sonoma	10.5	23.8
Pottery Barn Kids and Teen	11.6	16.6
Total [1]	22.0%	17.0%
1Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

RETAIL STORE DATA

	Fiscal 2021[1]	Fiscal 2020[1]
Store count – beginning of year	581	614
Store openings	12	10
Store closings	(49)	(43)
Store count – end of year	544	581
Store selling square footage at year-end	3,821,000	3,975,000
Store leased square footage (“LSF”) at year-end	6,004,000	6,301,000
1 Retail store data for fiscal 2021 and fiscal 2020 includes stores temporarily closed due to COVID-19. All stores were reopened as of the end of fiscal 2021.

	Fiscal 2021		Fiscal 2020
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Pottery Barn	188	14,500	195	14,600
Williams Sonoma	174	6,800	198	6,800
West Elm	121	13,200	121	13,100
Pottery Barn Kids	52	7,700	57	7,800
Rejuvenation	9	9,400	10	8,500
Total	544	11,000	581	10,800
COST OF GOODS SOLD

(In thousands)	Fiscal 2021	% Net Revenues	Fiscal 2020	% Net Revenues
Cost of goods sold [1]	$4,613,973	56.0%	$4,146,920	61.1%
1Includes occupancy expenses of $728.0 million and $696.3 million in fiscal 2021 and fiscal 2020, respectively.
Cost of goods sold includes cost of goods, occupancy expenses and shipping costs. Cost of goods consists of cost of merchandise, inbound freight expenses, freight-to-store expenses and other inventory related costs such as replacements, damages, obsolescence and shrinkage. Occupancy expenses consist of rent, other occupancy costs (including property taxes, common area maintenance and utilities) and depreciation. Shipping costs consist of third-party delivery services and shipping materials.
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
Fiscal 2021 vs. Fiscal 2020
Cost of goods sold increased by $467,053,000, or 11.3%, in fiscal 2021 compared to fiscal 2020. Cost of goods sold as a percentage of net revenues decreased to 56.0% in fiscal 2021 from 61.1% in fiscal 2020. This decrease was primarily driven by higher selling margins from reduced promotional activity and the leverage of occupancy costs from higher sales and low occupancy dollar growth, as well as inventory write-offs of approximately $11,378,000 resulting from the closure of our outlet stores due to COVID-19 in the first quarter of fiscal 2020 that did not recur in fiscal 2021.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

(In thousands)	Fiscal 2021	% Net Revenues	Fiscal 2020	% Net Revenues
Selling, general and administrative expenses	$2,178,847	26.4%	$1,725,572	25.4%
Selling, general and administrative expenses consist of non-occupancy-related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third-party credit card processing and other general expenses.
Fiscal 2021 vs. Fiscal 2020
Selling, general and administrative expenses increased by $453,275,000, or 26.3%, for fiscal 2021, compared to fiscal 2020. Selling, general and administrative expenses as a percentage of net revenues increased to 26.4% for fiscal 2021 from 25.4% for fiscal 2020. This increase was primarily driven by significantly reduced advertising costs for fiscal 2020 as a result of our financial response to COVID-19 as well as an incremental investment in highly efficient advertising for fiscal 2021. This increase was partially offset by the leverage of employment costs and other general expenses from higher sales and overall cost discipline, as well as store asset impairment charges of approximately $27,069,000 in fiscal 2020 due in part to the impact of COVID-19 on our retail stores in that did not recur in fiscal 2021.
INCOME TAXES
The effective income tax rate was 22.4% for fiscal 2021 and 23.9% for fiscal 2020. The decrease in the effective tax rate from fiscal 2020 is primarily due to higher excess tax benefit from stock-based compensation in fiscal 2021 compared to fiscal 2020.
LIQUIDITY AND CAPITAL RESOURCES
Material Cash Requirements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our Consolidated Balance Sheet as of January 30, 2022, while others are considered future obligations. Our material cash requirements as of January 30, 2022 include the following contractual obligations and commitments arising in the normal course of business:
•Our operating leases had fixed lease payment obligations, including imputed interest, of $1,452,522,000, with $269,238,000 payable within 12 months. See Note E to our Consolidated Financial Statements for amount outstanding as of January 30, 2022 related to operating leases.
•Our purchase obligations consist primarily of open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business. As of January 30, 2022, our purchase obligations were approximately $1,831,551,000, with $1,621,891,000 expected to be settled within 12 months.
In addition, we had $39,335,000 of unrecognized tax benefits recorded in our accompanying Consolidated Balance Sheet as of January 30, 2022, for which we cannot make a reasonably reliable estimate of the amount and period of payment. See Note D to our Consolidated Financial Statements for information related to income taxes.
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
See Note I to our Consolidated Financial Statements for further information related to our commitments and contingencies.
Dividends
In fiscal 2021 and fiscal 2020, total cash dividends declared were approximately $199,395,000, or $2.60 per common share, and $163,316,000, or $2.02 per common share, respectively. In March 2022, our Board of Directors authorized a 10% increase in our quarterly cash dividend, from $0.71 to $0.78 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.
Stock Repurchase Program
See section titled “Stock Repurchase Program” within Part II, Item 5 of this Annual Report on Form 10-K for further information.

Liquidity Outlook
We believe our cash on hand, cash flows from operations, and our available credit facilities will provide adequate liquidity for our business operations as well as capital expenditures, dividends, share repurchases, and other liquidity requirements associated with our business operations over the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months.
Sources of Liquidity
As of January 30, 2022, we held $850,338,000 in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts and money market funds, and of which $139,418,000 was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
Throughout the fiscal year, we utilize our cash resources to build our inventory levels in preparation for our fourth quarter holiday sales. Our largest source of operating cash flows is cash collections from the sale of our merchandise throughout the year. In fiscal 2022, we plan to use our cash resources to fund our inventory and inventory-related purchases, employment related-costs, advertising and marketing initiatives, rental payments on our leases, stock repurchases and dividend payments, property and equipment purchases, and the payment of income taxes.
In addition to our cash balances on hand, we have a credit facility (the "Credit Facility") which provides for a $500,000,000 unsecured revolving line of credit (the “Revolver”). The Revolver may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Revolver by up to $250,000,000 to provide for a total of $750,000,000 of unsecured revolving credit. Our Credit Facility also provided for a $300,000,000 unsecured term loan facility (the “Term Loan”), which was fully repaid in February 2021. In September 2021, we entered into an amendment to our Credit Facility (the "Amended Credit Agreement"), which extended the date of the Revolver to September 30, 2026 and removed the $300,000,000 term loan component available under the existing Credit Facility. The Amended Credit Agreement maintains the interest rate of the Revolver.
The interest rate applicable to the Revolver is variable and may be elected by us as: (i) the LIBOR (or future alternative rate) plus an applicable margin based on our leverage ratio ranging from 0.91% to 1.775% or (ii) a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio ranging from 0% to 0.775%.
During fiscal 2021, we had no borrowings under our Revolver. Additionally, as of January 30, 2022, $11,745,000 in issued but undrawn standby letters of credit were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
The Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of January 30, 2022, we were in compliance with our financial covenants under our credit facilities and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $35,000,000. The letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of January 30, 2022, an aggregate of $4,429,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration date possible for any future letters of credit issued under the facilities is January 19, 2023.
Cash Flows from Operating Activities
For fiscal 2021, net cash provided by operating activities was $1,371,147,000 compared to $1,274,848,000 in fiscal 2020. For fiscal 2021, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, an increase in gift card and other deferred revenue (as a result of an increase in sales), and increases in accounts payable and accrued expenses, partially offset by higher spending on merchandise inventories, reflective of the strong customer demand for our products during fiscal 2021. Net cash provided by operating activities compared to fiscal 2020 increased primarily due to an increase in net earnings adjusted for non-cash items, partially offset by higher spending on merchandise inventories as a result of our increased sales, as well as an increase in accrued expenses.
Cash Flows from Investing Activities
For fiscal 2021, net cash used in investing activities was $226,247,000 compared to $168,884,000 in fiscal 2020 and was primarily attributable to purchases of property and equipment related to technology and supply chain enhancements.

Cash Flows from Financing Activities
For fiscal 2021, net cash used in financing activities was $1,491,985,000 compared to $343,019,000 in fiscal 2020 and was primarily attributable to the repurchases of common stock, the repayment of our term loan and payment of dividends. Net cash used in financing activities for fiscal 2021 increased compared to fiscal 2020 primarily due to an increase in repurchases of common stock and the repayment of our term loan in fiscal 2021.
IMPACT OF INFLATION
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain and other disruptions caused by the COVID‐19 pandemic and the uncertain economic environment. However, our unique operating model and pricing power helped mitigate these increased costs during fiscal 2021. We cannot be assured that our results of operations and financial condition will not be materially impacted by inflation in the future.
CRITICAL ACCOUNTING ESTIMATES
Our Consolidated Financial Statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.
Merchandise Inventories
The significant estimates used in our inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We reserve for obsolescence based on historical trends of inventory sold below cost and specific identification.
The reserves for shrinkage are recorded throughout the year based on historical shrinkage results, cycle count results within our distribution centers, expectations of future shrinkage and current inventory levels, and are therefore subject to uncertainty. Actual shrinkage is recorded at year-end based on the results of our cycle counts and year end physical inventory counts, and can vary from our estimates recorded throughout the year due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution facilities and off-site storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no shrinkage reserve at year-end. Historically, actual shrinkage has not differed materially from our estimates.
Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on our net earnings. As of January 30, 2022 and January 31, 2021, our inventory obsolescence reserves were $13,955,000 and $9,827,000, respectively.
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
During fiscal 2021, no impairment charges were recognized. During fiscal 2020, we recognized asset impairment charges of approximately $19,204,000 related to property and equipment and $7,865,000 related to right-of use assets for our retail stores, which is recognized within selling, general and administrative expenses. During fiscal 2019, we recognized an approximate $3,303,000, net of tax, reduction to the opening balance of retained earnings resulting from the impairment of certain long-lived assets upon adoption of Accounting Standards Update (“ASU”) 2016-02, Leases.
Leases
The significant estimates used in accounting for our leases relate to the incremental borrowing rate used in the present value of lease obligations calculation. As our leases generally do not provide information about the rate implicit in the lease, we utilize an estimated incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. We use judgment in determining our incremental borrowing rate, which is applied to each lease based on the lease term. A 50 basis point increase or decrease in the incremental borrowing rate would not have a material impact on the value of our new or remeasured right-of-use assets and lease liabilities. As of fiscal 2021 and fiscal 2020, our incremental borrowing rates were 3.2% and 3.6%, respectively. Many of our leases contain renewal and early termination options. The option periods are generally not included in the lease term used to measure our lease liabilities and right-of-use assets upon commencement, as we do not believe the exercise of these options to be reasonably certain. We remeasure the lease liability and right-of-use asset when we are reasonably certain to exercise a renewal or an early termination option. We use judgment in determining lease classification, including our determination of the economic life and the fair market value of the identified asset. The fair market value of the identified asset is generally estimated based on comparable market data provided by third-party sources.
Income Taxes
We record reserves for our estimates of the additional income tax liability that is more likely than not to result from the ultimate resolution of foreign and domestic tax examinations. The results of these examinations and negotiations with taxing authorities may affect the ultimate settlement of these issues. We review and update the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax examination, upon expiration of statutes of limitation, or upon occurrence of other events. As of January 30, 2022, we had $33,612,000 of gross unrecognized tax benefits, of which $28,090,000 would, if recognized, affect the effective tax rate. Additionally, we accrue interest and penalties related to these unrecognized tax benefits in the provision for income taxes. As of January 30, 2022 and January 31, 2021, our accruals for the payment of interest and penalties totaled $5,723,000 and $8,225,000, respectively. Due to the potential resolution of tax issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of $0 to $3,300,000.
In order to compute income tax on an interim basis, we estimate what our effective tax rate will be for the full fiscal year and adjust these estimates throughout the year as necessary. Adjustments to our income tax provision due to changes in our estimated effective tax rate are recorded in the interim period in which the change occurs. The tax expense (or benefit) related to items other than ordinary income is individually computed and recognized when the items occur. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of our earnings in various taxing jurisdictions or changes in tax law. Our effective tax rates for fiscal 2021 and fiscal 2020 were 22.4% and 23.9%, respectively.

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
Interest Rate Risk
Our Revolver has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During fiscal 2021, we had no borrowings under the Revolver.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of January 30, 2022, our investments, made primarily in interest bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from vendors outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us during fiscal 2021 or fiscal 2020. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in fiscal 2021, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note L to our Consolidated Financial Statements).

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.
Consolidated Statements of Earnings

	For the Fiscal Year Ended
(In thousands, except per share amounts)	January 30, 2022	January 31, 2021	February 2, 2020
Net revenues	$8,245,936	$6,783,189	$5,898,008
Cost of goods sold	4,613,973	4,146,920	3,758,916
Gross profit	3,631,963	2,636,269	2,139,092
Selling, general and administrative expenses	2,178,847	1,725,572	1,673,218
Operating income	1,453,116	910,697	465,874
Interest expense, net	1,865	16,231	8,853
Earnings before income taxes	1,451,251	894,466	457,021
Income taxes	324,914	213,752	100,959
Net earnings	$1,126,337	$680,714	$356,062
Basic earnings per share	$15.17	$8.81	$4.56
Diluted earnings per share	$14.75	$8.61	$4.49
Shares used in calculation of earnings per share:
Basic	74,272	77,260	78,108
Diluted	76,354	79,055	79,225
See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Comprehensive Income

	For the Fiscal Year Ended
(In thousands)	January 30, 2022	January 31, 2021	February 2, 2020
Net earnings	$1,126,337	$680,714	$356,062
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,488)	8,195	(3,334)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(91), $(113) and $195	(247)	(315)	163
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $(371), $149 and $261	1,024	(410)	(343)
Comprehensive income	$1,122,626	$688,184	$352,548
See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Balance Sheets

(In thousands, except per share amounts)	January 30, 2022	January 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$850,338	$1,200,337
Accounts receivable, net	131,683	143,728
Merchandise inventories, net	1,246,372	1,006,299
Prepaid expenses	69,252	93,822
Other current assets	26,249	22,894
Total current assets	2,323,894	2,467,080
Property and equipment, net	920,773	873,894
Operating lease right-of-use assets	1,132,764	1,086,009
Deferred income taxes, net	56,585	61,854
Goodwill	85,354	85,446
Other long-term assets, net	106,250	87,141
Total assets	$4,625,620	$4,661,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$612,512	$542,992
Accrued expenses	319,924	267,592
Gift card and other deferred revenue	447,770	373,164
Income taxes payable	79,554	69,476
Current debt	—	299,350
Operating lease liabilities	217,409	209,754
Other current liabilities	94,517	85,672
Total current liabilities	1,771,686	1,848,000
Deferred lease incentives	16,360	20,612
Long-term operating lease liabilities	1,066,839	1,025,057
Other long-term liabilities	106,528	116,570
Total liabilities	2,961,413	3,010,239
Commitments and contingencies – See Note I
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 71,982 and 76,340 shares issued and outstanding at January 30, 2022 and January 31, 2021, respectively	720	764
Additional paid-in capital	600,942	638,375
Retained earnings	1,074,084	1,019,762
Accumulated other comprehensive loss	(10,828)	(7,117)
Treasury stock, at cost: 4 and 8 shares as of January 30, 2022 and January 31, 2021, respectively	(711)	(599)
Total stockholders’ equity	1,664,207	1,651,185

Total liabilities and stockholders’ equity	$4,625,620	$4,661,424
See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at February 3, 2019	78,813	$789	$581,900	$584,333	$(11,073)	$(235)	$1,155,714
Net earnings	—	—	—	356,062	—	—	356,062
Foreign currency translation adjustments	—	—	—	—	(3,334)	—	(3,334)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	163	—	163
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(343)	—	(343)
Conversion/release of stock-based awards[1]	649	6	(27,624)	—	—	(134)	(27,752)
Repurchases of common stock	(2,325)	(23)	(11,658)	(136,195)	—	(958)	(148,834)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(386)	—	—	386	—
Stock-based compensation expense	—	—	63,590	—	—	—	63,590
Dividends declared	—	—	—	(156,103)	—	—	(156,103)
Adoption of accounting pronouncements[2]	—	—	—	(3,303)	—	—	(3,303)
Balance at February 2, 2020	77,137	772	605,822	644,794	(14,587)	(941)	1,235,860
Net earnings	—	—	—	680,714	—	—	680,714
Foreign currency translation adjustments	—	—	—	—	8,195	—	8,195
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(315)	—	(315)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(410)	—	(410)
Conversion/release of stock-based awards[1]	699	7	(31,565)	—	—	(171)	(31,729)
Repurchases of common stock	(1,496)	(15)	(7,569)	(142,416)	—	—	(150,000)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(499)	(14)	—	513	—
Stock-based compensation expense	—	—	72,186	—	—	—	72,186
Dividends declared	—	—	—	(163,316)	—	—	(163,316)
Balance at January 31, 2021	76,340	764	638,375	1,019,762	(7,117)	(599)	1,651,185
Net earnings	—	—	—	1,126,337	—	—	1,126,337
Foreign currency translation adjustments	—	—	—	—	(4,488)	—	(4,488)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(247)	—	(247)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	1,024	—	1,024
Conversion/release of stock-based awards[1]	745	7	(103,742)	—	—	(500)	(104,235)
Repurchases of common stock	(5,103)	(51)	(26,806)	(872,576)	—	—	(899,433)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(344)	(44)	—	388	—
Stock-based compensation expense	—	—	93,459	—	—	—	93,459
Dividends declared	—	—	—	(199,395)	—	—	(199,395)
Balance at January 30, 2022	71,982	$720	$600,942	$1,074,084	$(10,828)	$(711)	$1,664,207
1Amounts are shown net of shares withheld for employee taxes.
2Relates to our adoption of ASU 2016-02, Leases, in fiscal 2019.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Cash Flows

	For the Fiscal Year Ended
(In thousands)	January 30, 2022	January 31, 2021	February 2, 2020
Cash flows from operating activities:
Net earnings	$1,126,337	$680,714	$356,062
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	196,087	188,655	187,759
Loss on disposal/impairment of assets	1,015	32,365	1,755
Amortization of deferred lease incentives	(4,282)	(5,783)	(7,714)
Non-cash lease expense	216,888	216,368	215,810
Deferred income taxes	2,535	(13,061)	(2,557)
Stock-based compensation expense	95,240	73,185	64,163
Other	288	(264)	(26)
Changes in:
Accounts receivable	11,896	(31,503)	(5,034)
Merchandise inventories	(239,981)	99,144	24,219
Prepaid expenses and other assets	(2,060)	(16,388)	(3,189)
Accounts payable	56,674	25,489	(11,051)
Accrued expenses and other liabilities	49,460	129,142	13,259
Gift card and other deferred revenue	75,460	82,841	(640)
Operating lease liabilities	(224,567)	(232,989)	(226,257)
Income taxes payable	10,157	46,933	735
Net cash provided by operating activities	1,371,147	1,274,848	607,294
Cash flows from investing activities:
Purchases of property and equipment	(226,517)	(169,513)	(186,276)
Other	270	629	728
Net cash used in investing activities	(226,247)	(168,884)	(185,548)
Cash flows from financing activities:
Repurchases of common stock	(899,433)	(150,000)	(148,834)
Repayment of long-term debt	(300,000)	—	—
Payment of dividends	(187,539)	(157,645)	(150,640)
Tax withholdings related to stock-based awards	(104,235)	(31,729)	(27,752)
Debt issuance costs	(778)	(3,645)	—
Borrowings under revolving line of credit	—	487,823	100,000
Repayments under the revolving line of credit	—	(487,823)	(100,000)
Net cash used in financing activities	(1,491,985)	(343,019)	(327,226)
Effect of exchange rates on cash and cash equivalents	(2,914)	5,230	(1,312)
Net (decrease) increase in cash and cash equivalents	(349,999)	768,175	93,208
Cash and cash equivalents at beginning of year	1,200,337	432,162	338,954
Cash and cash equivalents at end of year	$850,338	$1,200,337	$432,162
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,090	$18,346	$12,682
Cash paid during the year for income taxes, net of refunds	$306,158	$162,842	$113,344
Non-cash investing activities:
Purchases of property and equipment not yet paid for at end of year	$267	$753	$2,386
See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Notes to Consolidated Financial Statements
Note A: Summary of Significant Accounting Policies
Williams-Sonoma, Inc. (“Company”, “we”, or “us”) is a specialty retailer of high-quality sustainable products for the home. Our products, representing distinct merchandise strategies — Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, and Mark and Graham — are marketed through e-commerce websites, direct-mail catalogs and retail stores. These brands are also part of The Key Rewards, our free-to-join loyalty program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea and India, as well as e-commerce websites in certain locations. We are also proud to be a leader in our industry with our Environmental, Social and Governance (“ESG”) efforts.
Consolidation
The Consolidated Financial Statements include the accounts of Williams-Sonoma, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
Fiscal Year
Our fiscal year ends on the Sunday closest to January 31, based on a 52 or 53-week year. Fiscal 2021, a 52-week year, ended on January 30, 2022; Fiscal 2020, a 52-week year, ended on January 31, 2021; and Fiscal 2019, a 52-week year, ended on February 2, 2020.
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
Cash Equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less. As of January 30, 2022, we were invested primarily in interest-bearing demand deposit accounts and money market funds. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card, franchisee and landlord receivables for which collectability is reasonably assured. Receivables are evaluated for collectability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. Our allowance for doubtful accounts was not material to our financial statements as of January 30, 2022 and January 31, 2021.
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
Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. As of January 30, 2022, and January 31, 2021, our inventory obsolescence reserves were $13,955,000 and $9,827,000, respectively.
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
During fiscal 2021, no impairment charges were recognized. During fiscal 2020, we recognized asset impairment charges of approximately $19,204,000 related to property and equipment and $7,865,000 related to right-of use assets for our retail stores, which is recognized within selling, general and administrative expenses. During fiscal 2019, we recognized an approximate $3,303,000, net of tax, reduction to the opening balance of retained earnings resulting from the impairment of certain long-lived assets upon adoption of Accounting Standards Update (“ASU”) 2016-02, Leases.
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
As of January 30, 2022 and January 31, 2021, we had goodwill of $85,354,000 and $85,446,000, respectively, primarily related to our fiscal 2017 acquisition of Outward and our fiscal 2011 acquisition of Rejuvenation, Inc. In fiscal 2021, fiscal 2020 and fiscal 2019, we performed our qualitative annual assessment of goodwill impairment and concluded that the fair value of each of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed. We did not recognize any goodwill impairment in fiscal 2021, fiscal 2020 or fiscal 2019.
Self-Insured Liabilities
We are primarily self-insured for workers’ compensation, employee health benefits, product and other general liability claims. We record self-insurance liability reserves based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported, based on an actuarial analysis of historical claims data. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different number of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for workers’ compensation, employee health benefits, product and other general liability claims were $25,511,000 and $24,336,000 as of January 30, 2022 and January 31, 2021, respectively.
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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of January 30, 2022 and January 31, 2021, we recorded a liability for expected sales returns of approximately $47,234,000 and $36,115,000 within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $14,252,000 and $11,995,000 within other current assets in our Consolidated Balance Sheet.
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
We have customer loyalty programs, which allow members to earn points for each qualifying purchase. Points earned enable members to receive certificates that may be redeemed on future merchandise purchases at our stores or through our e-commerce channel. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The allocated consideration for the points or certificates earned by our loyalty program members is deferred based on the standalone selling price of the points and recorded within gift card and other deferred revenue within our Consolidated Balance Sheet. The measurement of standalone selling prices takes into consideration the discount the customer would receive in a separate transaction for the delivered item, as well as our estimate of certificates expected to be issued and redeemed, based on historical patterns. This measurement is applied to our portfolio of performance obligations for points or certificates earned, as all obligations have similar economic characteristics. We believe the impact to our Consolidated Financial Statements would not be materially different if this measurement was applied to each individual performance obligation. Revenue is recognized for these performance obligations at a point in time when certificates are redeemed by the customer. These obligations relate to contracts with terms less than one year, as our certificates generally expire within six months from issuance.
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
As of January 30, 2022 and January 31, 2021, we had recorded $451,347,000 and $376,456,000 for gift card and other deferred revenue in our Consolidated Balance Sheet, substantially all of which will be recognized into revenue within the next 12 months.
Vendor Allowances
We receive allowances or credits from certain vendors for volume rebates. We treat such volume rebates as an offset to the cost of the product or services provided at the time the expense is recorded. These allowances and credits received are recorded in both cost of goods sold and in selling, general and administrative expenses.
Cost of Goods Sold
Cost of goods sold includes cost of goods, occupancy expenses and shipping costs. Cost of goods consists of cost of merchandise, inbound freight expenses, freight-to-store expenses and other inventory-related costs such as replacements, damages, obsolescence and shrinkage. Occupancy expenses consist of rent, other occupancy costs (including property taxes, common area maintenance and utilities) and depreciation. Shipping costs consist of third-party delivery services and shipping materials.
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
Stock-Based Compensation
We account for stock-based compensation arrangements by measuring and recognizing compensation expense for all stock-based awards using a fair value-based method. Restricted stock units are valued using the closing price of our stock on the date prior to the date of grant. The fair value of each stock-based award is amortized over the requisite service period, net of estimated forfeitures. We estimate the forfeiture rate based on an analysis of historical experience as well as expected future trends.
Advertising Expenses
Advertising expenses consist of media and production costs related to digital advertising, catalog mailings and other direct marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement.
Total advertising expenses (including digital advertising, catalog advertising and other advertising costs) were approximately $618,542,000, $325,994,000, and $388,194,000 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

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
New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and an operating lease liability for virtually all leases. We adopted the ASU, as amended, as of February 4, 2019, the first day of fiscal year 2019. We elected to apply the provisions of this ASU at the adoption date, instead of to the earliest comparative period presented in the financial statements. We elected the package of practical expedients upon adoption, which permitted us not to reassess whether existing contracts are or contain leases, the lease classification of existing leases, or initial direct costs for existing leases. We elected not to separate lease and non-lease components for all of our leases and not to recognize a right-of-use asset and a lease liability for all short-term leases. The adoption of this ASU resulted in an increase in total long-term assets and total liabilities of approximately $1.2 billion, which includes an increase in liabilities for lease obligations of approximately $1.4 billion, a decrease in deferred rent and deferred lease incentives of approximately $0.2 billion, and an increase in right-of-use assets of approximately $1.2 billion on the first day of fiscal 2019. We also recorded an approximate $3,303,000 reduction, net of tax, to the opening balance of retained earnings resulting from the impairment of certain long-lived assets upon adoption of this ASU. The adoption of this ASU did not materially impact our Consolidated Statement of Earnings.
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

Note B: Property and Equipment
Property and equipment consists of the following:

(In thousands)	January 30, 2022	January 31, 2021
Capitalized Software	$980,876	$862,429
Leasehold improvements	882,320	896,865
Fixtures and equipment	863,353	828,344
Land and buildings	179,843	178,586
Corporate systems projects in progress	57,604	58,599
Construction in progress [1]	19,112	3,046
Total	2,983,108	2,827,869
Accumulated depreciation	(2,062,335)	(1,953,975)
Property and equipment, net	$920,773	$873,894
1 Construction in progress primarily consists of leasehold improvements and furniture and fixtures related to new, expanded or remodeled distribution centers and retail stores where construction had not been completed as of year-end.

Note C: Borrowing Arrangements
Credit Facility
We have a credit facility (the "Credit Facility") which provides for a $500,000,000 unsecured revolving line of credit (the “Revolver”). The Revolver may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Revolver by up to $250,000,000 to provide for a total of $750,000,000 of unsecured revolving credit. Our Credit Facility also provided for a $300,000,000 unsecured term loan facility (the “Term Loan”), which was fully repaid in February 2021. In September 2021, we entered into an amendment to our Credit Facility (the "Amended Credit Agreement"), which extended the date of the Revolver to September 30, 2026 and removed the $300,000,000 term loan component available under the existing Credit Facility. The Amended Credit Agreement maintains the interest rate of the Revolver.
During fiscal 2021, we had no borrowings under our Revolver. Additionally, as of January 30, 2022, $11,745,000 in issued but undrawn standby letters of credit were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. During fiscal 2020, we had borrowings of $487,823,000 under the Revolver (at a weighted average interest rate of 2.47%), all of which were repaid in the fourth quarter of fiscal 2020, and no amounts were outstanding as of January 31, 2021. The Revolver matures on September 30, 2026, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
The interest rate applicable to the Revolver is variable and may be elected by us as: (i) the LIBOR (or future alternative rate) plus an applicable margin based on our leverage ratio ranging from 0.91% to 1.775% or (ii) a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio ranging from 0% to 0.775%.
The Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of January 30, 2022, we were in compliance with our financial covenants under our credit facilities and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $35,000,000. The letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under the letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of January 30, 2022, an aggregate of $4,429,000 was outstanding under the letter of credit facilities, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration date possible for any future letters of credit issued under the facilities is January 19, 2023.

Note D: Income Taxes
The components of earnings before income taxes, by tax jurisdiction, are as follows:

	For the Fiscal Year Ended
(In thousands)	January 30, 2022	January 31, 2021	February 2, 2020
United States	$1,280,438	$773,317	$353,215
Foreign	170,813	121,149	103,806
Total	$1,451,251	$894,466	$457,021
The provision for income taxes consists of the following:

	For the Fiscal Year Ended
(In thousands)	January 30, 2022	January 31, 2021	February 2, 2020
Current
Federal	$234,638	$171,821	$76,873
State	61,056	39,498	14,205
Foreign	26,685	15,494	12,438
Total Current	$322,379	$226,813	$103,516
Deferred
Federal	$5,896	$(7,575)	$(606)
State	(741)	(5,997)	(870)
Foreign	(2,620)	511	(1,081)
Total Deferred	$2,535	$(13,061)	$(2,557)
Total provision	$324,914	$213,752	$100,959
We have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we intended to utilize those earnings in our foreign operations for an indefinite period of time. We are permanently reinvested with respect to unremitted earnings in Canada.
A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	For the Fiscal Year Ended
(In thousands)	January 30, 2022	January 31, 2021	February 2, 2020
Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State income tax rate	4.1%	3.9%	2.9%
Officer’s compensation under Sec.162(m)	2.0%	1.1%	1.0%
Deferred true up	(0.1%)	(0.6%)	(1.3%)
Change in uncertain tax positions	(0.5%)	0.2%	0.5%
Rate differential	(0.6%)	(1.1%)	(1.8%)
Credits	(0.2%)	(0.2%)	(0.7%)
Stock-based compensation	(2.9%)	(0.2%)	0.3%
Other	(0.4%)	(0.2%)	0.2%
Total	22.4%	23.9%	22.1%

Significant components of our deferred income tax accounts are as follows:

(In thousands)	January 30, 2022	January 31, 2021
Deferred tax assets (liabilities)
Operating lease liabilities	$321,649	$319,599
Compensation	27,069	20,852
Merchandise inventories	23,513	20,631
Gift cards	21,519	19,345
Accrued liabilities	17,919	13,451
Stock-based compensation	11,879	9,926
Executive deferred compensation	10,476	8,647
State taxes	7,362	7,460
Loyalty rewards	5,246	9,609
Federal and state net operating loss	2,552	2,609
Operating lease right-of-use assets	(285,764)	(283,856)
Property and equipment	(76,643)	(54,724)
Deferred lease incentives	(28,808)	(31,672)
Other	57	(317)
Valuation allowance	(2,760)	(2,819)
Total deferred tax assets, net	$55,266	$58,741
We had net state operating loss carry-forwards as of January 30, 2022. A valuation allowance has been provided against certain state net operating loss carry-forwards, as we do not expect to fully utilize the losses in future years.
The following table summarizes the activity related to our gross unrecognized tax benefits:

	For the Fiscal Year Ended
(In thousands)	January 30, 2022	January 31, 2021	February 2, 2020
Beginning Balance	$38,696	$36,638	$35,209
Increases related to current year tax positions	8,573	4,593	3,438
Increases for tax positions for prior years	1,738	848	1,405
Decrease for tax positions for prior years	(82)	(437)	(308)
Settlements	—	—	—
Lapse in statute of limitations	(15,313)	(2,946)	(3,106)
Ending Balance	$33,612	$38,696	$36,638
As of January 30, 2022, we had $33,612,000 of gross unrecognized tax benefits, of which $28,090,000 would, if recognized, affect the effective tax rate.
We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of January 30, 2022 and January 31, 2021, our accruals for the payment of interest and penalties totaled $5,723,000 and $8,225,000, respectively.
Due to the potential resolution of tax issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of $0 to $3,300,000.
We file income tax returns in the U.S. and foreign jurisdictions. We are subject to examination by the tax authorities in these jurisdictions. Our U.S. federal taxable years for which the statute of limitations has not expired are fiscal years 2018 to 2021. Substantially all material states, local and foreign jurisdictions’ statutes of limitations are closed for taxable years prior to 2018.

Note E: Leases
The components of our lease costs are as follows:

	For the Fiscal Year Ended
(In thousands)	January 30, 2022	January 31, 2021
Operating lease costs	$256,924	$263,126
Variable lease costs	127,784	107,477
Total lease costs	$384,708	$370,603
Sublease income and short-term lease costs were not material to us for fiscal 2021.
Supplemental cash flow information related to our leases are as follows:

	For the Fiscal Year Ended
(In thousands)	January 30, 2022	January 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$279,005	$285,906
Net additions to right-of-use assets	$268,143	$135,457
Additional information related to our leases is as follows:

	For the Fiscal Year Ended
	January 30, 2022	January 31, 2021
Weighted average remaining lease term (years)	7.0	7.0
Weighted average incremental borrowing rate	3.2%	3.6%
As of January 30, 2022, the future minimum lease payments under our operating lease liabilities are as follows:

(In thousands)
Fiscal 2022	$269,238
Fiscal 2023	237,377
Fiscal 2024	207,800
Fiscal 2025	182,308
Fiscal 2026	148,787
Fiscal 2027 and thereafter	407,012
Total lease payments	1,452,522
Less: interest	(168,274)
Total operating lease liabilities	1,284,248
Less: current operating lease liabilities	(217,409)
Total non-current operating lease liabilities	$1,066,839
We have also entered into agreements to lease additional distribution facility and retail space, which we will occupy beginning in fiscal 2022. Accordingly, future minimum lease payments under these agreements are not included in the table above.
Memphis-Based Distribution Facility
We have entered into an agreement with a partnership comprised of the estate of W. Howard Lester, our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan, a former Director Emeritus and significant stockholder and two unrelated parties to lease a distribution facility in Memphis, Tennessee through January 31, 2024. We made annual rental payments of approximately $2,105,000, $1,493,000, and $1,765,000 plus applicable taxes, insurance and maintenance expenses in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Note F: Earnings Per Share
Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding and common stock equivalents outstanding for the period. Common stock equivalents consist of shares subject to stock-based awards to the extent their inclusion would be dilutive.
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
Fiscal 2021
Basic	$1,126,337	74,272	$15.17
Effect of dilutive stock-based awards		2,082
Diluted	$1,126,337	76,354	$14.75
Fiscal 2020
Basic	$680,714	77,260	$8.81
Effect of dilutive stock-based awards		1,795
Diluted	$680,714	79,055	$8.61
Fiscal 2019
Basic	$356,062	78,108	$4.56
Effect of dilutive stock-based awards		1,117
Diluted	$356,062	79,225	$4.49
Stock-based awards of 6,000, 9,000, and 46,000 were excluded from the computation of diluted earnings per share in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, as their inclusion would be anti-dilutive.

Note G: Stock-Based Compensation
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of approximately 42,720,000 shares. As of January 30, 2022, there were approximately 7,491,000 shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee members of the Board of Directors of the Company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
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
Stock-Based Compensation Expense
During fiscal 2021, fiscal 2020 and fiscal 2019, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses, of $95,240,000, $73,185,000, and $64,163,000, respectively. As of January 30, 2022, there was $137,024,000 of unrecognized stock-based compensation expense (net of estimated forfeitures), which we expect to recognize on a straight-line basis over a weighted average remaining service period of approximately two years. At each reporting period, all compensation expense attributable to vested awards has been fully recognized.

Restricted Stock Units
The following table summarizes our restricted stock unit activity during fiscal 2021:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value [1]
Balance at January 31, 2021	3,118,884	$56.62
Granted	436,590	172.58
Granted, with vesting subject to performance conditions	107,075	171.97
Released [2]	(1,119,130)	52.58
Cancelled	(159,387)	78.88
Balance at January 30, 2022	2,384,032	$83.49	2.76	$369,072,000
Vested plus expected to vest at January 30, 2022	2,429,762	$90.18	3.50	$376,151,000
1Intrinsic value for outstanding and unvested restricted stock units is based on the market value of our common stock on the last business day of the fiscal year (or $154.81).
2Excludes 228,666 incremental shares released due to achievement of performance conditions above target.
The following table summarizes additional information about restricted stock units:

	For the Fiscal Year Ended
	January 30, 2022	January 31, 2021	February 2, 2020
Weighted average grant date fair value per share of awards granted	$172.46	$59.51	$58.18
Intrinsic value of awards released1 2	$234,293,000	$74,853,000	$65,403,000
1Intrinsic value for releases is based on the market value on the date of release.
2Includes 228,666 incremental shares released due to achievement of performance conditions above target.
Tax Benefit
We record excess tax benefits and deficiencies resulting from the settlement of stock-based awards as a benefit or expense within income taxes in the period in which they occur. During fiscal 2021, fiscal 2020, and fiscal 2019, the current tax benefit related to stock-based awards totaled $36,392,000, $15,686,000, and $13,793,000, respectively.

Note H: Williams-Sonoma, Inc. 401(k) Plan and Other Employee Benefits
We have a defined contribution retirement plan, the Williams-Sonoma, Inc. 401(k) Plan (the “401(k) Plan”), which is intended to be qualified under Internal Revenue Code sections 401(a), 401(k), 401(m) and 4975(e)(7). The 401(k) Plan permits eligible employees to make salary deferral contributions up to 75% of their eligible compensation each pay period. Employees designate the funds in which their contributions are invested. Each participant may choose to have their salary deferral contributions and earnings thereon invested in one or more investment funds, including our company stock fund.
Our matching contribution is equal to 50% of each participant’s salary deferral contribution, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period. Each participant’s matching contribution is earned on a semi-annual basis with respect to eligible salary deferrals for those participants that are employed with us on June 30th or December 31st of the year in which the deferrals are made. Each associate must complete one year of service prior to receiving company matching contributions. For the first five years of the participant’s employment, all matching contributions vest at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions vest immediately. Our contributions to the plan were $11,264,000, $9,990,000, and $9,544,000 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
The 401(k) Plan consists of two parts: a profit sharing plan portion and a stock bonus plan/employee stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the Williams-Sonoma, Inc. Stock Fund. The profit sharing and ESOP components of the 401(k) Plan are considered a single plan under Internal Revenue Code section 414(l).
We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. As of January 30, 2022 and January 31, 2021, $42,318,000 and $34,988,000, respectively, is included in other long-term liabilities related to these deferred compensation obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $46,320,000 and $36,011,000 as of January 30, 2022 and January 31, 2021, respectively, and is included in other long-term assets, net.

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

Note J: Stock Repurchase Program and Dividends
Stock Repurchase Program
During fiscal 2021, we repurchased 5,102,624 shares of our common stock at an average cost of $176.27 per share and a total cost of approximately $899,433,000 under our stock repurchase program. As of January 30, 2022, there was $810,751,000 remaining under our current stock repurchase program. In March 2022, our Board of Directors authorized a new stock repurchase program for $1,500,000,000, which replaced our existing program. As of January 30, 2022, we held treasury stock of $711,000 that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
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
Dividends
Total cash dividends declared in fiscal 2021, fiscal 2020 and fiscal 2019, were approximately $199,395,000, or $2.60 per common share, $163,316,000, or $2.02 per common share and $156,103,000, or $1.92 per common share, respectively. In March 2022, our Board of Directors authorized a 10% increase in our quarterly cash dividend, from $0.71 to $0.78 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.

Note K: Segment Reporting
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
The following table summarizes our net revenues by brand for fiscal 2021, fiscal 2020 and fiscal 2019.

	For the Fiscal Year Ended
(In thousands)	January 30, 2022	January 31, 2021	February 2, 2020
Pottery Barn	$3,120,687	$2,526,241	$2,214,397
West Elm	2,234,548	1,682,254	1,466,537
Williams Sonoma	1,345,851	1,242,271	1,032,368
Pottery Barn Kids and Teen	1,139,893	1,042,531	908,561
Other[1]	404,957	289,892	276,145
Total[2]	$8,245,936	$6,783,189	$5,898,008
1Primarily consists of net revenues from Rejuvenation, our international franchise operations and Mark and Graham.
2Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $426.7 million, $345.7 million and $365.6 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Long-lived assets by geographic location are as follows:

(In thousands)	January 30, 2022 [1]	January 31, 2021 [1]
U.S.	$2,159,929	$2,043,950
International	141,797	150,394
Total	$2,301,726	$2,194,344
1Includes total goodwill, deferred tax assets and intangibles of $151.8 million and $160.2 million for fiscal 2021 and fiscal 2020, respectively, of which $139.5 million and $148.8 million is related to the U.S. for fiscal 2021 and fiscal 2020, respectively.

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
Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of January 30, 2022, we expect to reclassify a net pre-tax gain of approximately $79,000 from OCI to cost of goods sold over the next 12 months.
As of January 30, 2022, and January 31, 2021, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

(In thousands)	January 30, 2022	January 31, 2021
Contracts designated as cash flow hedges	$15,500	$28,300
Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for fiscal 2021, fiscal 2020 and fiscal 2019.
The effect of derivative instruments in our Consolidated Financial Statements from gains or losses recognized in income was not material for fiscal 2021, fiscal 2020 and fiscal 2019.
The fair values of our derivative financial instruments are presented in other current assets and/or other current liabilities in our Consolidated Balance Sheets. All fair values were measured using Level 2 inputs as defined by the fair value hierarchy described in Note M.
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
There were no transfers between Level 1, 2 or 3 categories during fiscal 2021 or fiscal 2020.

Note N: Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at February 3, 2019	$(11,259)	$186	$(11,073)
Foreign currency translation adjustments	(3,334)	—	(3,334)
Change in fair value of derivative financial instruments	—	163	163
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	(343)	(343)
Other comprehensive income (loss)	(3,334)	(180)	(3,514)
Balance at February 2, 2020	(14,593)	6	(14,587)
Foreign currency translation adjustments	8,195	—	8,195
Change in fair value of derivative financial instruments	—	(315)	(315)
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	(410)	(410)
Other comprehensive income (loss)	8,195	(725)	7,470
Balance at January 31, 2021	(6,398)	(719)	(7,117)
Foreign currency translation adjustments	(4,488)	—	(4,488)
Change in fair value of derivative financial instruments	—	(247)	(247)
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	1,024	1,024
Other comprehensive income (loss)	(4,488)	777	(3,711)
Balance at January 30, 2022	$(10,886)	$58	$(10,828)

1Refer to Note L for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Consolidated Statements of Earnings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Williams-Sonoma, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the "Company") as of January 30, 2022 and January 31, 2021, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended January 30, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2022 and January 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Property and Equipment — Refer to Note A and M to the financial statements.
Critical Audit Matter Description
The Company performs an analysis of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. Events that result in an impairment review may include a significant decrease in the operating performance of the long-lived asset, or the decision to close a store, corporate facility, or distribution center. The Company’s evaluation of long-lived assets is primarily at the individual store level and involves the comparison of a store’s estimated future undiscounted cash flows over its remaining lease term to its’ carrying value. As of January 30, 2022, the Company had $863.4 million in fixtures and equipment, $882.3 million in leasehold improvements, and $1.1 billion in operating lease right-of-use assets, the majority of which relates to the Company’s stores. Impairment may result when the carrying value of a store’s assets exceeds the store’s estimated undiscounted future cash flows.
We identified property and equipment as a critical audit matter because the Company’s estimate of future store cash flows involves significant estimates and assumptions related to revenue growth rates, gross margin and employment costs. Additionally, the measurement of any impairment loss also includes estimation of the fair value of the Company’s lease right-of-use asset included within the asset group, which includes estimates of market rental rates. Changes in these assumptions could have a significant impact on management’s conclusion on whether a store's assets could be impaired and the impairment loss that is recorded.
Performing audit procedures to evaluate the appropriateness of the Company’s judgments used in these significant assumptions therefore involved a high degree of auditor judgment and an increased extent of effort, including the need to use more experienced audit professionals.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s judgments regarding the forecasts of revenue growth and gross margin, as well as the fair value of the right-of-use asset, included the following, among others:
•We tested the effectiveness of controls over property and equipment, including those over management’s forecasts of future revenue growth, gross margin, and market rental rates.
•We evaluated management’s ability to accurately forecast revenue growth rates, gross margin and employment costs by comparing actual results to management’s historical forecasts to perform retrospective lookback of recent growth assumptions.
•We evaluated the reasonableness of management’s revenue and gross margin by comparing the forecasts to (1) historical revenues and gross margins, (2) internal communications to management and the Board of Directors, (3) external communications made by management to analysts and investors, and (4) trends in the industry and geographical region.
•We evaluated the methods and inputs used by management to determine the fair value of the lease right-of-use asset, including assessing comparable market rents, survey data, and broker quotes, as well as evaluating management’s sensitivity analysis regarding the change in market rents.

/s/ Deloitte & Touche LLP

San Francisco, California
March 28, 2022

We have served as the Company's auditor since 1980.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of January 30, 2022, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of January 30, 2022, our internal control over financial reporting is effective.
Our independent registered public accounting firm audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting. Their audit report appears on pages 56 through 57 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is incorporated by reference herein to information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Audit and Finance Committee Report,” “Corporate Governance — Corporate Governance Guidelines and Code of Business Conduct and Ethics,” and “Corporate Governance — Audit and Finance Committee” in our Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 30, 2022 (the “Proxy Statement”). With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID #34), is incorporated by reference herein to information under the headings “Audit and Finance Committee Report” and “Proposal 3 — Ratification of Selection of Independent Registered Public Accounting Firm — Deloitte Fees and Services” in our Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements:
		The following Consolidated Financial Statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this Annual Report on Form 10-K pursuant to Item 8:
			PAGE
		Consolidated Statements of Earnings	36
		Consolidated Statements of Comprehensive Income	36
		Consolidated Balance Sheets	37
		Consolidated Statements of Stockholders’ Equity	38
		Consolidated Statements of Cash Flows	39
		Notes to Consolidated Financial Statements	40
		Report of Independent Registered Public Accounting Firm	56
(a)	(2)	Financial Statement Schedules: Schedules have been omitted because they are not required, are not applicable, or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.
(a)	(3)	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K
(b)		Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K
(c)		Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

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

10.1
Eighth Amended and Restated Credit Agreement, dated September 30, 2021, between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2021 as filed with the Commission on December 6, 2021, File No. 001-14077

STOCK PLANS

10.2+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A to the Company’s definitive proxy statement as filed on April 16, 2021, File No. 001-14077)

10.3+
Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 5, 2019 as filed with the Commission on June 14, 2019, File No. 001-14077)

10.4+
Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2019 as filed with the Commission on September 12, 2019, File No. 001-14077)

10.5+
Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Performance Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2014 as filed with the Commission on April 3, 2014, File No. 001-14077)

OTHER INCENTIVE PLANS

10.6+
Williams-Sonoma, Inc. 2021 Incentive Bonus Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2021 as filed with the Commission on June 9, 2021, File No. 001-14077)

10.7+
Williams-Sonoma, Inc. Pre-2005 Executive Deferral Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.8+
Williams-Sonoma, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2018 as filed with the Commission on June 8, 2018, File No. 001-14077)

10.9+
Williams-Sonoma, Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2021 as filed with the Commission on September 9, 2021, File No. 001-14077)

10.10+
Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Non-Employee Director Deferred Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2021 as filed with the Commission on September 9, 2021, File No. 001-14077)

PROPERTIES

10.11
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

10.12
Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.13
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

10.14
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

10.15
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

10.16+
Amended and Restated Employment Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.17+
Amended and Restated Management Retention Agreement with Laura Alber, dated September 6, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2012 as filed with the Commission December 7, 2012, File No. 001-14077)

10.18+*	Amended and Restated 2012 EVP Level Management Retention Plan

OTHER AGREEMENTS

10.19+
Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 as filed with the Commission on September 9, 2011, File No. 001-14077)

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from the Company’s Annual Report on Form
10-K for the fiscal year ended January 30, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

WILLIAMS-SONOMA, INC.

Date: March 28, 2022	By	/S/ LAURA ALBER
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2022	/s/ SCOTT DAHNKE
Scott Dahnke
Chairman of the Board of Directors

Date: March 28, 2022	/s/ LAURA ALBER
Laura Alber
Chief Executive Officer and Director
(principal executive officer)

Date: March 28, 2022	/s/ JULIE WHALEN
Julie Whalen
Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: March 28, 2022	/s/ ANNE FINUCANE
Anne Finucane
Director

Date: March 28, 2022	/s/ ANNE MULCAHY
Anne Mulcahy
Director

Date: March 28, 2022	/s/ ESI EGGLESTON BRACEY
Esi Eggleston Bracey
Director

Date: March 28, 2022	/s/ FRITS VAN PAASSCHEN
Frits van Paasschen
Director

Date: March 28, 2022	/s/ PAULA PRETLOW
Paula Pretlow
Director

Date: March 28, 2022	/s/ SABRINA SIMMONS
Sabrina Simmons
Director

Date: March 28, 2022	/s/ WILLIAM READY
William Ready
Director