Form 10-Q
period 2022-05-01
WILLIAMS SONOMA INC
filed 2022-06-02
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 29, 2022, 68,763,017 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MAY 1, 2022

ITEM 1. FINANCIAL STATEMENTS
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	For the Thirteen Weeks Ended
(In thousands, except per share amounts)	May 1, 2022	May 2, 2021
Net revenues	$1,891,227	$1,749,029
Cost of goods sold	1,062,679	996,176
Gross profit	828,548	752,853
Selling, general and administrative expenses	505,067	477,676
Operating income	323,481	275,177
Interest (income) expense, net	(163)	1,872
Earnings before income taxes	323,644	273,305
Income taxes	69,531	45,503
Net earnings	$254,113	$227,802
Basic earnings per share	$3.59	$3.01
Diluted earnings per share	$3.50	$2.90
Shares used in calculation of earnings per share:
Basic	70,851	75,800
Diluted	72,652	78,485
See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Thirteen Weeks Ended
(In thousands)	May 1, 2022	May 2, 2021
Net earnings	$254,113	$227,802
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,514)	3,700
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $33 and $(241)	93	(665)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $6 and $(55)	(18)	153
Comprehensive income	$252,674	$230,990
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except per share amounts)	May 1, 2022	January 30, 2022	May 2, 2021
ASSETS
Current assets
Cash and cash equivalents	$324,835	$850,338	$639,670
Accounts receivable, net	122,946	131,683	142,459
Merchandise inventories, net	1,396,135	1,246,372	1,087,528
Prepaid expenses	60,997	69,252	58,837
Other current assets	23,939	26,249	20,502
Total current assets	1,928,852	2,323,894	1,948,996
Property and equipment, net	942,460	920,773	875,384
Operating lease right-of-use assets	1,102,056	1,132,764	1,054,746
Deferred income taxes, net	48,737	56,585	57,499
Goodwill	85,298	85,354	85,435
Other long-term assets, net	103,310	106,250	88,180
Total assets	$4,210,713	$4,625,620	$4,110,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$642,619	$612,512	$574,876
Accrued expenses	183,729	319,924	174,139
Gift card and other deferred revenue	490,821	447,770	389,640
Income taxes payable	126,270	79,554	93,282
Operating lease liabilities	211,614	217,409	208,739
Other current liabilities	88,587	94,517	78,597
Total current liabilities	1,743,640	1,771,686	1,519,273
Deferred lease incentives	15,576	16,360	19,505
Long-term operating lease liabilities	1,038,249	1,066,839	999,288
Other long-term liabilities	103,504	106,528	124,878
Total liabilities	2,900,969	2,961,413	2,662,944
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 69,219, 71,982 and 75,235 shares issued and outstanding at May 1, 2022, January 30, 2022 and May 2, 2021, respectively	693	720	753
Additional paid-in capital	532,205	600,942	556,305
Retained earnings	789,852	1,074,084	894,878
Accumulated other comprehensive loss	(12,267)	(10,828)	(3,929)
Treasury stock, at cost: 1, 4 and 4 shares as of May 1, 2022, January 30, 2022 and May 2, 2021, respectively	(739)	(711)	(711)
Total stockholders’ equity	1,309,744	1,664,207	1,447,296
Total liabilities and stockholders’ equity	$4,210,713	$4,625,620	$4,110,240
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 30, 2022	71,982	$720	$600,942	$1,074,084	$(10,828)	$(711)	$1,664,207
Net earnings	—	—	—	254,113	—	—	254,113
Foreign currency translation adjustments	—	—	—	—	(1,514)	—	(1,514)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	93	—	93
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(18)	—	(18)
Conversion/release of stock-based awards[1]	617	6	(78,142)	—	—	(372)	(78,508)
Repurchases of common stock	(3,380)	(33)	(18,590)	(482,452)	—	—	(501,075)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(344)	—	—	344	—
Stock-based compensation expense	—	—	28,339	—	—	—	28,339
Dividends declared	—	—	—	(55,893)	—	—	(55,893)
Balance at May 1, 2022	69,219	$693	$532,205	$789,852	$(12,267)	$(739)	$1,309,744
1Amounts are shown net of shares withheld for employee taxes.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 31, 2021	76,340	$764	$638,375	$1,019,762	$(7,117)	$(599)	$1,651,185
Net earnings	—	—	—	227,802	—	—	227,802
Foreign currency translation adjustments	—	—	—	—	3,700	—	3,700
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(665)	—	(665)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	153	—	153
Conversion/release of stock-based awards[1]	686	7	(97,958)	—	—	(500)	(98,451)
Repurchases of common stock	(1,791)	(18)	(9,239)	(306,272)	—	—	(315,529)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(344)	(44)	—	388	—
Stock-based compensation expense	—	—	25,471	—	—	—	25,471
Dividends declared	—	—	—	(46,370)	—	—	(46,370)
Balance at May 2, 2021	75,235	$753	$556,305	$894,878	$(3,929)	$(711)	$1,447,296
1Amounts are shown net of shares withheld for employee taxes.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirteen Weeks Ended
(In thousands)	May 1, 2022	May 2, 2021
Cash flows from operating activities:
Net earnings	$254,113	$227,802
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	50,251	47,922
Loss on disposal/impairment of assets	159	195
Amortization of deferred lease incentives	(784)	(1,108)
Non-cash lease expense	54,338	52,955
Deferred income taxes	(2,725)	(3,981)
Tax benefit related to stock-based awards	10,522	10,146
Stock-based compensation expense	28,542	26,330
Other	(17)	(223)
Changes in:
Accounts receivable	8,741	1,522
Merchandise inventories	(149,470)	(79,726)
Prepaid expenses and other assets	13,517	34,562
Accounts payable	25,559	27,910
Accrued expenses and other liabilities	(139,883)	(90,883)
Gift card and other deferred revenue	42,924	16,174
Operating lease liabilities	(58,025)	(53,633)
Income taxes payable	46,757	22,917
Net cash provided by operating activities	184,519	238,881
Cash flows from investing activities:
Purchases of property and equipment	(71,186)	(42,360)
Other	86	93
Net cash used in investing activities	(71,100)	(42,267)
Cash flows from financing activities:
Repurchases of common stock	(501,075)	(315,529)
Tax withholdings related to stock-based awards	(78,508)	(98,451)
Payment of dividends	(58,150)	(45,576)
Repayment of long-term debt	—	(300,000)
Net cash used in financing activities	(637,733)	(759,556)
Effect of exchange rates on cash and cash equivalents	(1,189)	2,275
Net decrease in cash and cash equivalents	(525,503)	(560,667)
Cash and cash equivalents at beginning of period	850,338	1,200,337
Cash and cash equivalents at end of period	$324,835	$639,670
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of May 1, 2022 and May 2, 2021, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks then ended, have been prepared by us, and have not been audited. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Intercompany transactions and accounts have been eliminated in our consolidation. The balance sheet as of January 31, 2021, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
The results of operations for the thirteen weeks ended May 1, 2022 are not necessarily indicative of the operating results of the full year.
Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.
During fiscal 2021 and continuing into the first quarter of fiscal 2022, global supply chain disruptions, including COVID-19 related factory closures and increased port congestion, caused delays in inventory receipts, increased raw material costs, and higher shipping-related charges. We expect these supply chain challenges to continue into the remainder of fiscal 2022, which could negatively impact our business.
New Accounting Pronouncements
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

NOTE B. BORROWING ARRANGEMENTS
Credit Facility
We have a credit facility (the "Credit Facility") which provides for a $500 million unsecured revolving line of credit (the “Revolver”). Our Revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Revolver by up to $250 million to provide for a total of $750 million of unsecured revolving credit.
During the first quarter of fiscal 2022, we had no borrowings under our Revolver. Additionally, as of May 1, 2022, issued but undrawn standby letters of credit of $11.4 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. We had no borrowings under our Revolver during the first quarter of fiscal 2021. Our Revolver matures on September 30, 2026, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
The interest rate applicable to our Revolver is variable and may be elected by us as: (i) the LIBOR (or future alternative rate) plus an applicable margin based on our leverage ratio ranging from 0.91% to 1.775% or (ii) a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio ranging from 0% to 0.775%.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of May 1, 2022, we were in compliance with our financial covenants under our Credit Facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio. As of May 1, 2022, the aggregate amount outstanding under our letter of credit facilities was $6.5 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration date possible for any future letters of credit issued under the facilities is January 19, 2023.
NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights, restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 42.7 million shares. As of May 1, 2022, there were approximately 6.1 million shares available for future grant. Awards may be granted under our Plan to officers, employees and non-employee members of the Board of Directors of the Company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
Stock Awards
Annual grants of stock awards are limited to 1 million shares on a per person basis. Stock awards granted to employees generally vest evenly over a period of four years for service-based awards. Certain performance-based awards, which have variable payout conditions based on predetermined financial targets, generally vest three years from the date of grant. Certain stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, disability, death, merger or a similar corporate event. Stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member). Non-employee directors may also elect, on terms prescribed by the Company, to receive all of their annual cash compensation to be earned in respect of the applicable fiscal year (or the last two quarters thereof in the case of fiscal 2021) either in the form of (i) fully vested stock units or (ii) fully vested deferred stock units.
Stock-Based Compensation Expense
During the thirteen weeks ended May 1, 2022 and May 2, 2021, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses of $28.5 million and $26.3 million, respectively.

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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended May 1, 2022
Basic	$254,113	70,851	$3.59
Effect of dilutive stock-based awards		1,801
Diluted	$254,113	72,652	$3.50
Thirteen weeks ended May 2, 2021
Basic	$227,802	75,800	$3.01
Effect of dilutive stock-based awards		2,685
Diluted	$227,802	78,485	$2.90
The effect of anti-dilutive stock-based awards was not material for the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively.
NOTE E. SEGMENT REPORTING
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
The following table summarizes our net revenues by brand for the thirteen weeks ended May 1, 2022 and May 2, 2021.

	For the Thirteen Weeks Ended
(In thousands)	May 1, 2022	May 2, 2021
Pottery Barn	$774,646	$679,055
West Elm	536,293	477,317
Williams Sonoma	252,220	265,607
Pottery Barn Kids and Teen	226,969	236,067
Other [1]	101,099	90,983
Total [2]	$1,891,227	$1,749,029
1Primarily consists of net revenues from Rejuvenation, our international franchise operations and Mark and Graham.
2Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $95.0 million and $99.9 million for the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively.

Long-lived assets by geographic location are as follows:

	As of
(In thousands)	May 1, 2022 [1]	May 2, 2021[1]
U.S.	$2,146,474	$2,012,572
International	135,387	148,672
Total	$2,281,861	$2,161,244
1Includes total goodwill, deferred tax assets and intangibles of $144.3 million and $154.3 million for the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively, of which $132.0 million and $142.1 million, respectively, is related to the U.S.

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
NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS
Stock Repurchase Program
In March 2022, our Board authorized a new stock repurchase program for $1.5 billion, which replaced our existing program. During the thirteen weeks ended May 1, 2022, we repurchased 3,379,731 shares of our common stock at an average cost of $148.26 per share for a total cost of $501.1 million under our prior and new stock repurchase programs. As of May 1, 2022, there was $1.1 billion remaining under our current stock repurchase program. During the thirteen weeks ended May 2, 2021, we repurchased 1,790,725 shares of our common stock at an average cost of $176.20 per share for a total cost of $315.5 million.
Stock repurchased by the Company is typically cancelled after purchasing. However, we hold some shares in treasury to satisfy future stock-based award settlements in certain foreign jurisdictions. We held treasury stock of $0.7 million as of May 1, 2022 and May 2, 2021.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.
Dividends
In March 2022, our Board authorized a 10% increase in our quarterly cash dividend, from $0.71 to $0.78 per common share, subject to capital availability. We declared cash dividends of $0.78 and $0.59 per common share during the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively. Our quarterly cash dividend may be limited or terminated at any time.
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
Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of May 1, 2022, our reclassification of pre-tax gains or losses from OCI to cost of goods sold over the next 12 months is not material.

As of May 1, 2022 and May 2, 2021, we had foreign currency forward contracts outstanding (in U.S. dollars) with notional values as follows:

	As of
(In thousands)	May 1, 2022	May 2, 2021
Contracts designated as cash flow hedges	$17,500	$18,000
Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen weeks ended May 1, 2022 and May 2, 2021.
The effect of derivative instruments in our Condensed Consolidated Financial Statements from gains or losses recognized in income was not material for the thirteen weeks ended May 1, 2022 and May 2, 2021.
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
There were no transfers in and out of Level 3 categories during the thirteen weeks ended May 1, 2022 or May 2, 2021.
NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 30, 2022	$(10,886)	$58	$(10,828)
Foreign currency translation adjustments	(1,514)	—	(1,514)
Change in fair value of derivative financial instruments	—	93	93
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(18)	(18)
Other comprehensive income (loss)	(1,514)	75	(1,439)
Balance at May 1, 2022	$(12,400)	$133	$(12,267)

Balance at January 31, 2021	$(6,398)	$(719)	$(7,117)
Foreign currency translation adjustments	3,700	—	3,700
Change in fair value of derivative financial instruments	—	(665)	(665)
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	153	153
Other comprehensive income (loss)	3,700	(512)	3,188
Balance at May 2, 2021	$(2,698)	$(1,231)	$(3,929)
1Refer to Note H for additional disclosures about reclassifications out of accumulated other comprehensive income.

NOTE K. REVENUE
Merchandise Sales
The majority of our revenues are generated from sales of merchandise to our customers through our e-commerce websites, at our retail stores and through our direct mail catalogs, and include shipping fees received from customers for delivery of merchandise to their homes. The remainder of our revenues are primarily generated from sales to our franchisees and wholesale transactions, incentives received from credit card issuers in connection with our private label and co-branded credit cards and breakage income related to stored-value cards.
Revenues from sales of merchandise are recognized at a point in time when control of merchandise is transferred to the customer. Merchandise can either be picked up in our stores or delivered to the customer. For merchandise picked up in the store, control is transferred at the time of the sale to the customer. For merchandise delivered to the customer, control is transferred either when delivery has been completed, or when we have a present right to payment which, for certain merchandise, occurs upon conveyance of the merchandise to the carrier for delivery. We exclude from revenue any taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and are concurrent with revenue-generating activities. Our payment terms are primarily at the point of sale for merchandise sales and for most services. We have elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation.
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of May 1, 2022 and May 2, 2021, we recorded a liability for expected sales returns of approximately $40.8 million and $34.3 million, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $12.1 million and $10.2 million, respectively, within other current assets in our Condensed Consolidated Balance Sheet.
See Note E for the disclosure of our net revenues by operating segment.
Gift Card and Other Deferred Revenue
We defer revenue and record a liability when cash payments are received in advance of satisfying performance obligations, primarily associated with our merchandise sales, stored-value cards, customer loyalty programs, and incentives received from credit card issuers.
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
As of May 1, 2022 and May 2, 2021, we had recorded $494.3 million and $392.8 million, respectively, for gift card and other deferred revenue in our Condensed Consolidated Balance Sheets, substantially all of which is expected to be recognized into revenue within the next 12 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: supply chain challenges; backorder levels and inventory constraints; the continuing impact of the COVID-19 pandemic on our business, results of operations and financial condition; our revenue growth; expanding our sales and operating margin; the impact of inflation and measures to control inflation on consumer spending; our strategic initiatives; our beliefs regarding customer behavior and industry trends; our merchandise strategies; our growth strategies for our brands; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash, including our commitment to continue or increase quarterly dividend payments; our future compliance with the financial covenants contained in our credit facility; our belief that our cash on-hand, in addition to our available credit facility, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended January 30, 2022, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.
OVERVIEW
Williams-Sonoma, Inc. ("Company, "we", or "us") is a specialty retailer of high-quality sustainable products for the home. Our products in our portfolio of eight brands – Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, at our retail stores and through our direct-mail catalogs. These brands are also part of The Key Rewards, our loyalty and credit card program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea, and India as well as e-commerce websites in certain locations. We are also proud to be a leader in our industry with our Environmental, Social and Governance (“ESG”) efforts.
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended May 1, 2022 (“first quarter of fiscal 2022”), as compared to the thirteen weeks ended May 2, 2021 (“first quarter of fiscal 2021”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
During fiscal 2021 and continuing into the first quarter of fiscal 2022, global supply chain disruptions, including COVID-19 related factory closures and increased port congestion, caused delays in inventory receipts, increased raw material costs, and higher shipping-related charges. We expect these supply chain challenges to continue into the remainder of fiscal 2022, which could negatively impact our business.
First Quarter of Fiscal 2022 Financial Results
Net revenues in the first quarter of fiscal 2022 increased by $142.2 million or 8.1%, compared to the first quarter of fiscal 2021, with comparable brand revenue growth of 9.5%. This was driven by strength in both retail and e-commerce, particularly in our Pottery Barn and West Elm brands, primarily due to an increase in furniture sales. Net revenue growth was partially offset by comparable brand revenue declines in our Williams Sonoma and Pottery Barn Kids and Teen brands, and a decrease in international net revenues of 5.0%.

For the first quarter of fiscal 2022, we delivered comparable brand revenue growth of 9.5%. Pottery Barn, our largest brand, delivered 14.6% comparable brand revenue growth during the quarter. All channels and product categories contributed, with growth primarily driven by our high-quality proprietary furniture business. In addition, we saw strength across the Pottery Barn business - in core product, new offerings and our seasonal inventories. In West Elm, comparable brand revenue growth was 12.8%, driven by strong performance in furniture. Customers responded to new collections and line extensions in incremental sizes and aesthetics. New categories such as kids and bath contributed to incremental growth. The Williams Sonoma brand saw a comparable brand revenue decline of 2.2% during the quarter, following a 35.3% increase in comparable brand revenues in the first quarter of fiscal 2021. Comparable brand revenues in the first quarter of fiscal 2022 were affected by out-of-stock inventories, including constraints on our exclusive products. In our Pottery Barn Kids and Teen brands, we saw comparable brand revenue decline 3.1% during the quarter, driven by supply chain pressure out of Vietnam. Despite some current recoveries in inventory, our backorders remain at significant levels, and we have seen further push-outs of delivery. Finally, our emerging brands, Rejuvenation and Mark and Graham, delivered a combined comparable brand revenue growth of 31.0% during the first quarter of fiscal 2022.
For the first quarter of fiscal 2022, diluted earnings per share was $3.50, compared to $2.90 in the first quarter of fiscal 2021 (which included a $0.03 impact related to acquisition-related compensation expense and amortization of acquired intangibles of Outward, Inc.).
As of May 1, 2022, we had $324.8 million in cash and generated positive operating cash flow of $184.5 million year-to-date. In addition to our strong cash balance, we also ended the quarter with no outstanding borrowings under our revolving line of credit. This strong liquidity position allowed us to fund the operations of the business by investing $71.2 million in capital expenditures year-to-date, and to provide stockholder returns of $559.2 million year-to-date through stock repurchases and dividends.
Looking Ahead
Looking forward to the balance of the year, we believe our operating model, which includes our key differentiators – our in-house design, our digital-first channel strategy, and our values, will set us apart from our competition and allow us to drive long-term growth and profitability. However, we continue to experience delays and increased costs across our global supply chain, including higher product costs, elevated backorders, higher freight and incremental distribution center costs for additional space to support our overall growth and our ongoing mix shift to furniture. It is hard to predict with certainty when these supply chain challenges will be fully resolved and we currently expect these supply chain challenges, combined with our strong demand, to negatively impact our inventory levels until the second half of fiscal year 2022. Despite these challenges, we believe the demand for our proprietary and sustainably-sourced products, our growth strategies and the efficiencies of our operating model leave us well-positioned to mitigate these costs in both the short- and long-term. For more information on risks, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.
NET REVENUES
Net revenues primarily consist of sales of merchandise to our customers through our e-commerce websites, at our retail stores and through our direct mail catalogs, and include shipping fees received from customers for delivery of merchandise to their homes. Our revenues also include sales to our franchisees and wholesale customers, incentives received from credit card issuers in connection with our private label and co-branded credit cards, and breakage income related to our stored-value cards. Revenue from the sale of merchandise is reported net of sales returns.
Net revenues in the first quarter of fiscal 2022 increased by $142.2 million or 8.1%, compared to the first quarter of fiscal 2021, with comparable brand revenue growth of 9.5%. This was driven by strength in both retail and e-commerce, particularly in our Pottery Barn and West Elm brands, primarily due to an increase in furniture sales. Net revenue growth was partially offset by comparable brand revenue declines in our Williams Sonoma and Pottery Barn Kids and Teen brands, and a decrease in international net revenues of 5.0%.

Comparable Brand Revenue
Comparable brand revenue includes comparable store sales and e-commerce sales, including through our direct mail catalogs, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months, and which have been open for at least 12 consecutive months without closure for seven or more consecutive days within the same fiscal month. Comparable stores that were temporarily closed due to COVID-19 were not excluded from the comparable brand revenue calculation. Outlet comparable store net revenues are included in their respective brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and e-commerce websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales are meaningful to evaluating their performance. Additionally, comparable brand revenue growth for newer concepts is not separately disclosed until such time that we believe those sales are meaningful to evaluating the performance of the brand.

	For the Thirteen Weeks Ended
Comparable brand revenue growth (decline)	May 1, 2022	May 2, 2021
Pottery Barn	14.6%	41.3%
West Elm	12.8	50.9
Williams Sonoma	(2.2)	35.3
Pottery Barn Kids and Teen	(3.1)	27.6
Total[1]	9.5%	40.4%
1 Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.
STORE DATA

	Store Count					Average Leased Square Footage Per Store
	January 30, 2022	Openings	Closings	May 1, 2022	May 2, 2021[1]	May 1, 2022	May 2, 2021[1]
Pottery Barn	188	1	(1)	188	195	14,500	14,600
Williams Sonoma	174	2	(1)	175	195	6,900	6,800
West Elm	121	—	—	121	121	13,200	13,100
Pottery Barn Kids	52	—	—	52	57	7,700	7,800
Rejuvenation	9	—	—	9	10	9,400	8,500
Total	544	3	(2)	545	578	11,000	10,900
Store selling square footage at period-end						3,823,000	3,972,000
Store leased square footage at period-end						6,006,000	6,289,000
1Retail store data for fiscal 2021 includes stores temporarily closed due to COVID-19. All stores were reopened as of the end of fiscal 2021.
COST OF GOODS SOLD

	For the Thirteen Weeks Ended
(In thousands)	May 1, 2022	% Net Revenues	May 2, 2021	% Net Revenues
Cost of goods sold [1]	$1,062,679	56.2%	$996,176	57.0%
1Includes total occupancy expenses of $186.4 million and $175.7 million for the first quarter of fiscal 2022 and the first quarter of fiscal 2021, respectively.
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

First Quarter of Fiscal 2022 vs. First Quarter of Fiscal 2021
Cost of goods sold increased $66.5 million, or 6.7%, in the first quarter of fiscal 2022, compared to the first quarter of fiscal 2021. Cost of goods sold as a percentage of net revenues decreased to 56.2% in the first quarter of fiscal 2022 from 57.0% in the first quarter of fiscal 2021. This decrease in rate was primarily driven by higher merchandise margins from reduced promotional activity.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Thirteen Weeks Ended
(In thousands)	May 1, 2022	% Net Revenues	May 2, 2021	% Net Revenues
Selling, general and administrative expenses	$505,067	26.7%	$477,676	27.3%
Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.
First Quarter of Fiscal 2022 vs. First Quarter of Fiscal 2021
Selling, general and administrative expenses increased $27.4 million, or 5.7%, in the first quarter of fiscal 2022, compared to the first quarter of fiscal 2021. Selling, general and administrative expenses as a percentage of net revenues decreased to 26.7% in the first quarter of fiscal 2022 from 27.3% in the first quarter of fiscal 2021. This decrease in rate was primarily driven by the leverage of employment costs and advertising expenses from higher sales and overall cost discipline.
INCOME TAXES
The effective tax rate was 21.5% for the first quarter of fiscal 2022 compared to 16.6% for the first quarter of fiscal 2021. The increase in the effective tax rate is primarily due to less excess tax benefit from stock-based compensation in fiscal 2022 compared to fiscal 2021.
LIQUIDITY AND CAPITAL RESOURCES
Material Cash Requirements
There were no material changes during the quarter to the Company’s material cash requirements, commitments and contingencies that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2022, which is incorporated herein by reference.
Stock Repurchase Program and Dividends
See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.
Liquidity Outlook
For the remainder of fiscal 2022, we plan to use our cash resources to fund our inventory and inventory-related purchases, employment-related costs, advertising and marketing initiatives, stock repurchases, the payment of income taxes, rental payments on our leases, property and equipment purchases, and dividend payments.
We believe our cash on hand, cash flows from operations, and our available credit facilities will provide adequate liquidity for our business operations as well as stock repurchases, capital expenditures, dividends and other liquidity requirements associated with our business operations over the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months.
Sources of Liquidity
As of May 1, 2022, we held $324.8 million in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts and money market funds, and of which $156.0 million was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.

In addition to our cash balances on hand, we have a credit facility (the "Credit Facility") which provides for a $500 million unsecured revolving line of credit (the “Revolver”). Our Revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Revolver by up to $250 million to provide for a total of $750 million of unsecured revolving credit.
During the first quarter of fiscal 2022, we had no borrowings under our Revolver. Additionally, as of May 1, 2022, issued but undrawn standby letters of credit of $11.4 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of May 1, 2022, we were in compliance with our financial covenants under our Credit Facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio. As of May 1, 2022, the aggregate amount outstanding under our letter of credit facilities was $6.5 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. The latest expiration date possible for any future letters of credit issued under the facilities is January 19, 2023.
Cash Flows from Operating Activities
For the first quarter of fiscal 2022, net cash provided by operating activities was $184.5 million compared to $238.9 million for the first quarter of fiscal 2021. For the first quarter of fiscal 2022, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, an increase in income tax payable, and an increase in gift card and other deferred revenue (as a result of an increase in sales), partially offset by higher spending on merchandise inventories (as a result of the strong customer demand for our products) and decreases in accrued expenses and operating lease liabilities. Net cash provided by operating activities for the first quarter of fiscal 2022 decreased compared to the first quarter of fiscal 2021, primarily due to an increase in merchandise inventories and a decrease in accrued expenses and other liabilities, partially offset by an increase in net earnings adjusted for non-cash items.
Cash Flows from Investing Activities
For the first quarter of fiscal 2022, net cash used in investing activities was $71.1 million compared to $42.3 million for the first quarter of fiscal 2021, and was primarily attributable to purchases of property and equipment related to technology and supply chain enhancements.
Cash Flows from Financing Activities
For the first quarter of fiscal 2022, net cash used in financing activities was $637.7 million compared to $759.6 million for the first quarter of fiscal 2021, driven by repurchases of common stock, tax withholdings related to stock-based awards and payment of dividends. Net cash used in financing activities for the first quarter of fiscal 2022 decreased compared to the first quarter of fiscal 2021, primarily due to the repayment of debt in the first quarter of fiscal 2021 that did not recur in the first quarter of fiscal 2022, partially offset by an increase in repurchases of common stock.
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

CRITICAL ACCOUNTING ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the first quarter of fiscal 2022, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.
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
Interest Rate Risk
Our Revolver has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the first quarter of fiscal 2022, we had no borrowings under our Revolver.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of May 1, 2022, our investments, made primarily in interest-bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from vendors outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to our international purchase transactions was not significant to us during the first quarter of fiscal 2022 or the first quarter of fiscal 2021. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the first quarters of fiscal 2022 or fiscal 2021, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of May 1, 2022, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this Item is contained in Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.
ITEM 1A. RISK FACTORS
See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 for a description of the risks and uncertainties associated with our business. There were no material changes to such risk factors in the current quarterly reporting period.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In March 2022, our Board authorized a new stock repurchase program for $1.5 billion, which replaced our existing program.
The following table provides information as of May 1, 2022 with respect to shares of common stock we repurchased during the first quarter of fiscal 2022 under our prior and new stock repurchase programs. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program [1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 31, 2022 - February 27, 2022	432,841	$161.72	432,841	$740,751,000
February 28, 2022 - March 27, 2022	443,234	$151.01	443,234	$1,433,068,000
March 28, 2022 - May 1, 2022	2,503,656	$145.44	2,503,656	$1,068,925,000
Total	3,379,731	$148.26	3,379,731	$1,068,925,000
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

10.1+
Amended and Restated 2012 EVP Level Management Retention Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2022 as filed with the Commission March 28, 2022, File No. 001-14077)

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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: June 1, 2022