Form 10-Q
period 2022-07-31
WILLIAMS SONOMA INC
filed 2022-09-02
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 28, 2022, 66,711,363 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2022

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
(In thousands, except per share amounts)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net revenues	$2,137,537	$1,948,339	$4,028,764	$3,697,368
Cost of goods sold	1,208,728	1,089,951	2,271,407	2,086,127
Gross profit	928,809	858,388	1,757,357	1,611,241
Selling, general and administrative expenses	563,288	535,288	1,068,355	1,012,964
Operating income	365,521	323,100	689,002	598,277
Interest (income) expense, net	(344)	(39)	(507)	1,833
Earnings before income taxes	365,865	323,139	689,509	596,444
Income taxes	98,790	77,069	168,321	122,572
Net earnings	$267,075	$246,070	$521,188	$473,872
Basic earnings per share	$3.92	$3.29	$7.50	$6.29
Diluted earnings per share	$3.87	$3.21	$7.36	$6.11
Shares used in calculation of earnings per share:
Basic	68,180	74,786	69,516	75,293
Diluted	69,081	76,584	70,844	77,516

See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
(In thousands)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net earnings	$267,075	$246,070	$521,188	$473,872
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,385)	(3,522)	(2,899)	178
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $9, $25, $42, and $(216)	26	65	119	(600)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $2, $(126), $8, and $(181)	(5)	337	(23)	490
Comprehensive income	$265,711	$242,950	$518,385	$473,940

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except per share amounts)	July 31, 2022	January 30, 2022	August 1, 2021
ASSETS
Current assets
Cash and cash equivalents	$124,944	$850,338	$655,211
Accounts receivable, net	133,500	131,683	141,814
Merchandise inventories, net	1,542,428	1,246,372	1,170,561
Prepaid expenses	102,312	69,252	85,587
Other current assets	25,537	26,249	20,537
Total current assets	1,928,721	2,323,894	2,073,710
Property and equipment, net	973,676	920,773	875,295
Operating lease right-of-use assets	1,174,354	1,132,764	1,052,617
Deferred income taxes, net	52,897	56,585	58,848
Goodwill	85,269	85,354	85,421
Other long-term assets, net	104,257	106,250	99,146
Total assets	$4,319,174	$4,625,620	$4,245,037
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$680,097	$612,512	$601,879
Accrued expenses	244,559	319,924	224,089
Gift card and other deferred revenue	498,354	447,770	403,409
Income taxes payable	87,159	79,554	61,335
Operating lease liabilities	206,931	217,409	213,784
Other current liabilities	93,945	94,517	74,331
Total current liabilities	1,811,045	1,771,686	1,578,827
Deferred lease incentives	14,725	16,360	18,359
Long-term operating lease liabilities	1,115,501	1,066,839	994,165
Other long-term liabilities	99,624	106,528	126,967
Total liabilities	3,040,895	2,961,413	2,718,318
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 67,057, 71,982 and 74,426 shares issued and outstanding at July 31, 2022, January 30, 2022 and August 1, 2021, respectively	671	720	745
Additional paid-in capital	541,895	600,942	569,734
Retained earnings	750,083	1,074,084	964,000
Accumulated other comprehensive loss	(13,631)	(10,828)	(7,049)
Treasury stock, at cost: 1, 4 and 4 shares as of July 31, 2022, January 30, 2022 and August 1, 2021, respectively	(739)	(711)	(711)
Total stockholders’ equity	1,278,279	1,664,207	1,526,719
Total liabilities and stockholders’ equity	$4,319,174	$4,625,620	$4,245,037

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 30, 2022	71,982	$720	$600,942	$1,074,084	$(10,828)	$(711)	$1,664,207
Net earnings	—	—	—	254,113	—	—	254,113
Foreign currency translation adjustments	—	—	—	—	(1,514)	—	(1,514)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	93	—	93
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(18)	—	(18)
Conversion/release of stock-based awards [1]	617	6	(78,142)	—	—	(372)	(78,508)
Repurchases of common stock	(3,380)	(33)	(18,590)	(482,452)	—	—	(501,075)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(344)	—	—	344	—
Stock-based compensation expense	—	—	28,339	—	—	—	28,339
Dividends declared	—	—	—	(55,893)	—	—	(55,893)
Balance at May 1, 2022	69,219	$693	$532,205	$789,852	$(12,267)	$(739)	$1,309,744
Net earnings	—	—	—	267,075	—	—	267,075
Foreign currency translation adjustments	—	—	—	—	(1,385)	—	(1,385)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	26	—	26
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(5)	—	(5)
Conversion/release of stock-based awards [1]	26	—	(767)	—	—	—	(767)
Repurchases of common stock	(2,188)	(22)	(12,519)	(252,808)	—	—	(265,349)
Stock-based compensation expense	—	—	22,976	—	—	—	22,976
Dividends declared	—	—	—	(54,036)	—	—	(54,036)
Balance at July 31, 2022	67,057	$671	$541,895	$750,083	$(13,631)	$(739)	$1,278,279
1Amounts are shown net of shares withheld for employee taxes.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 31, 2021	76,340	$764	$638,375	$1,019,762	$(7,117)	$(599)	$1,651,185
Net earnings	—	—	—	227,802	—	—	227,802
Foreign currency translation adjustments	—	—	—	—	3,700	—	3,700
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(665)	—	(665)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	153	—	153
Conversion/release of stock-based awards [1]	686	7	(97,958)	—	—	(500)	(98,451)
Repurchases of common stock	(1,791)	(18)	(9,239)	(306,272)	—	—	(315,529)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(344)	(44)	—	388	—
Stock-based compensation expense	—	—	25,471	—	—	—	25,471
Dividends declared	—	—	—	(46,370)	—	—	(46,370)
Balance at May 2, 2021	75,235	$753	$556,305	$894,878	$(3,929)	$(711)	$1,447,296
Net earnings	—	—	—	246,070	—	—	246,070
Foreign currency translation adjustments	—	—	—	—	(3,522)	—	(3,522)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	65	—	65
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	337	—	337
Conversion/release of stock-based awards [1]	25	—	(1,709)	—	—	—	(1,709)
Repurchases of common stock	(834)	(8)	(4,358)	(131,493)	—	—	(135,859)
Stock-based compensation expense	—	—	19,496	—	—	—	19,496
Dividends declared	—	—	—	(45,455)	—	—	(45,455)
Balance at August 1, 2021	74,426	$745	$569,734	$964,000	$(7,049)	$(711)	$1,526,719
1Amounts are shown net of shares withheld for employee taxes.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Twenty-six Weeks Ended
(In thousands)	July 31, 2022	August 1, 2021
Cash flows from operating activities:
Net earnings	$521,188	$473,872
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	102,455	96,687
Loss on disposal/impairment of assets	5,413	455
Amortization of deferred lease incentives	(1,635)	(2,254)
Non-cash lease expense	110,511	105,739
Deferred income taxes	(7,636)	(7,037)
Tax benefit related to stock-based awards	10,828	10,302
Stock-based compensation expense	51,743	46,260
Other	154	(274)
Changes in:
Accounts receivable	(1,985)	2,002
Merchandise inventories	(295,458)	(163,621)
Prepaid expenses and other assets	(30,585)	(4,622)
Accounts payable	59,404	48,457
Accrued expenses and other liabilities	(78,895)	(43,653)
Gift card and other deferred revenue	50,503	30,308
Operating lease liabilities	(120,036)	(108,791)
Income taxes payable	7,623	(8,162)
Net cash provided by operating activities	383,592	475,668
Cash flows from investing activities:
Purchases of property and equipment	(148,548)	(78,281)
Other	86	97
Net cash used in investing activities	(148,462)	(78,184)
Cash flows from financing activities:
Repurchases of common stock	(766,424)	(451,388)
Payment of dividends	(112,674)	(91,069)
Tax withholdings related to stock-based awards	(79,275)	(100,160)
Repayment of long-term debt	—	(300,000)
Net cash used in financing activities	(958,373)	(942,617)
Effect of exchange rates on cash and cash equivalents	(2,151)	7
Net decrease in cash and cash equivalents	(725,394)	(545,126)
Cash and cash equivalents at beginning of period	850,338	1,200,337
Cash and cash equivalents at end of period	$124,944	$655,211

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of July 31, 2022 and August 1, 2021, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen and twenty-six weeks then ended and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks then ended, have been prepared by us, and have not been audited. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Intercompany transactions and accounts have been eliminated in our consolidation. The balance sheet as of January 30, 2022, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.
The results of operations for the thirteen and twenty-six weeks ended July 31, 2022 are not necessarily indicative of the operating results of the full year.
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
During fiscal 2021 and continuing through the first half of fiscal 2022, global supply chain disruptions, including COVID-19 related factory closures and increased port congestion, caused delays in inventory receipts, increased raw material costs, and higher shipping-related charges. We expect these supply chain challenges to continue through the second half of fiscal 2022 and into the first half of fiscal 2023, which could negatively impact our business.
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
During the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021, we had no borrowings under our Revolver. Additionally, as of July 31, 2022, issued but undrawn standby letters of credit of $11.3 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. Our Revolver matures on September 30, 2026, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
The interest rate applicable to our Revolver is variable and may be elected by us as: (i) the LIBOR (or future alternative rate) plus an applicable margin based on our leverage ratio ranging, from 0.91% to 1.775% or (ii) a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio, ranging from 0% to 0.775%.

Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of July 31, 2022, we were in compliance with our financial covenants under our Credit Facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities aggregating to $35.0 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio. As of July 31, 2022, the aggregate amount outstanding under our letter of credit facilities was $6.4 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 19, 2022, we renewed all three of our letter of credit facilities on substantially similar terms. Two of the letter of credit facilities totaling $30.0 million mature on August 19, 2023, and the latest expiration date possible for future letters of credit issued under these facilities is January 16, 2024. One of the letter of credit facilities totaling $5.0 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.
NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights, restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 42.7 million shares. As of July 31, 2022, there were approximately 6.1 million shares available for future grant. Awards may be granted under our Plan to officers, employees and non-employee members of the Board of Directors of the Company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
Stock Awards
Annual grants of stock awards are limited to one million shares on a per person basis. Stock awards granted to employees generally vest evenly over a period of four years for service-based awards. Certain performance-based awards, which have variable payout conditions based on predetermined financial targets, generally vest three years from the date of grant. Certain stock awards and other agreements contain vesting acceleration clauses which cover events including, but not limited to, retirement, disability, death, merger or a similar corporate event. Stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member). Non-employee directors may also elect, on terms prescribed by the Company, to receive all of their annual cash compensation to be earned in respect of the applicable fiscal year (or the last two quarters thereof in the case of fiscal 2021) either in the form of (i) fully vested stock units or (ii) fully vested deferred stock units.
Stock-Based Compensation Expense
During the thirteen and twenty-six weeks ended July 31, 2022, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses of $23.2 million and $51.7 million, respectively. During the thirteen and twenty-six weeks ended August 1, 2021, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses of $20.0 million and $46.3 million, respectively.

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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended July 31, 2022
Basic	$267,075	68,180	$3.92
Effect of dilutive stock-based awards		901
Diluted	$267,075	69,081	$3.87
Thirteen weeks ended August 1, 2021
Basic	$246,070	74,786	$3.29
Effect of dilutive stock-based awards		1,798
Diluted	$246,070	76,584	$3.21
Twenty-six weeks ended July 31, 2022
Basic	$521,188	69,516	$7.50
Effect of dilutive stock-based awards		1,328
Diluted	$521,188	70,844	$7.36
Twenty-six weeks ended August 1, 2021
Basic	$473,872	75,293	$6.29
Effect of dilutive stock-based awards		2,223
Diluted	$473,872	77,516	$6.11
The effect of anti-dilutive stock-based awards was not material for the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively.
NOTE E. SEGMENT REPORTING
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
The following table summarizes our net revenues by brand for the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021.

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
(In thousands)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Pottery Barn	$879,107	$732,323	$1,653,753	$1,411,378
West Elm	607,918	579,636	1,144,211	1,056,953
Williams Sonoma	248,611	255,455	500,831	521,062
Pottery Barn Kids and Teen	284,162	273,937	511,131	510,004
Other [1]	117,739	106,988	218,838	197,971
Total [2]	$2,137,537	$1,948,339	$4,028,764	$3,697,368
1Primarily consists of net revenues from our international franchise operations, Rejuvenation, and Mark and Graham.
2Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $113.3 million and $116.1 million for the thirteen weeks ended July 31, 2022 and August 1, 2021, respectively, and approximately $208.3 million and $216.0 million for the twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively.

Long-lived assets by geographic location are as follows:

	As of
(In thousands)	July 31, 2022 [1]	August 1, 2021 [1]
U.S.	$2,268,961	$2,021,577
International	121,492	149,750
Total	$2,390,453	$2,171,327
1Includes total goodwill, deferred tax assets and intangibles of $148.5 million and $154.7 million as of July 31, 2022 and August 1, 2021, respectively, of which $135.0 million and $143.3 million, respectively, is related to the U.S.
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
NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS
Stock Repurchase Program
During the thirteen weeks ended July 31, 2022, we repurchased 2,188,037 shares of our common stock at an average cost of $121.27 per share for a total cost of $265.3 million. During the twenty-six weeks ended July 31, 2022, we repurchased 5,567,768 shares of our common stock at an average cost of $137.65 per share for a total cost of $766.4 million. As of July 31, 2022, there was $803.6 million remaining under our current stock repurchase program. During the thirteen weeks ended August 1, 2021, we repurchased 834,294 shares of our common stock at an average cost of $162.84 per share for a total cost of $135.9 million. During the twenty-six weeks ended August 1, 2021, we repurchased 2,625,019 shares of our common stock at an average cost of $171.96 per share for a total cost of $451.4 million.
Stock repurchased by the Company is typically cancelled after purchasing. However, we hold some shares in treasury to satisfy future stock-based award settlements in certain foreign jurisdictions. We held treasury stock of $0.7 million as of July 31, 2022 and August 1, 2021.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.
Dividends
We declared cash dividends of $0.78 and $0.59 per common share during the thirteen weeks ended July 31, 2022 and August 1, 2021, respectively. We declared cash dividends of $1.56 and $1.18 per common share during the twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively. Our quarterly cash dividend may be limited or terminated at any time.

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
Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of July 31, 2022, our reclassification of pre-tax gains or losses from OCI to cost of goods sold over the next 12 months is not expected to be material.
We had foreign currency forward contracts outstanding (in U.S. dollars) with notional amounts of $18.0 million and $19.5 million as of July 31, 2022 and August 1, 2021, respectively.
Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021.
The effect of derivative instruments in our Condensed Consolidated Financial Statements from gains or losses recognized in income was not material for the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021.
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
During the thirteen and twenty-six weeks ended July 31, 2022, we recognized impairment charges of $2.6 million related to the impairment of property and equipment and $2.6 million related to the impairment of operating lease right-of-use assets, due to lower projected revenues and fair market values resulting from underperforming stores in Australia. During the thirteen and twenty-six weeks ended August 1, 2021, no impairment charges were recognized.
There were no transfers in and out of Level 3 categories during the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 30, 2022	$(10,886)	$58	$(10,828)
Foreign currency translation adjustments	(1,514)	—	(1,514)
Change in fair value of derivative financial instruments	—	93	93
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(18)	(18)
Other comprehensive income (loss)	(1,514)	75	(1,439)
Balance at May 1, 2022	$(12,400)	$133	$(12,267)
Foreign currency translation adjustments	(1,385)	—	(1,385)
Change in fair value of derivative financial instruments	—	26	26
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(5)	(5)
Other comprehensive income (loss)	(1,385)	21	(1,364)
Balance at July 31, 2022	$(13,785)	$154	$(13,631)

Balance at January 31, 2021	$(6,398)	$(719)	$(7,117)
Foreign currency translation adjustments	3,700	—	3,700
Change in fair value of derivative financial instruments	—	(665)	(665)
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	153	153
Other comprehensive income (loss)	3,700	(512)	3,188
Balance at May 2, 2021	$(2,698)	$(1,231)	$(3,929)
Foreign currency translation adjustments	(3,522)	—	(3,522)
Change in fair value of derivative financial instruments	—	65	65
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	337	337
Other comprehensive income (loss)	(3,522)	402	(3,120)
Balance at August 1, 2021	$(6,220)	$(829)	$(7,049)
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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of July 31, 2022 and August 1, 2021, we recorded a liability for expected sales returns of approximately $45.7 million and $28.3 million, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $13.9 million and $7.8 million, respectively, within other current assets in our Condensed Consolidated Balance Sheet.
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
We have customer loyalty programs, which allow members to earn points for each qualifying purchase. Customers can earn points through spend on both our private label and co-branded credit cards, or can earn points as part of our non-credit card related loyalty program. Points earned through both loyalty programs enable members to receive certificates that may be redeemed on future merchandise purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The allocated consideration for the points or certificates earned by our loyalty program members is deferred based on the standalone selling price of the points and recorded within gift card and other deferred revenue within our Condensed Consolidated Balance Sheet. The measurement of standalone selling prices takes into consideration the discount the customer would receive in a separate transaction for the delivered item, as well as our estimate of certificates expected to be issued and redeemed, based on historical patterns. This measurement is applied to our portfolio of performance obligations for points or certificates earned, as all obligations have similar economic characteristics. We believe the impact to our Condensed Consolidated Financial Statements would not be materially different if this measurement was applied to each individual performance obligation. Revenue is recognized for these performance obligations at a point in time when certificates are redeemed by the customer. These obligations relate to contracts with terms less than one year, as our certificates generally expire within six months from issuance.
We enter into agreements with credit card issuers in connection with our private label and co-branded credit cards, whereby we receive cash incentives in exchange for promised services, such as licensing our brand names and marketing the credit card program to customers. These separate non-loyalty program related services promised under these agreements are interrelated and are thus considered a single performance obligation. Revenue is recognized over time as we transfer promised services throughout the contract term.
As of July 31, 2022 and August 1, 2021, we had recorded $501.8 million and $406.5 million, respectively, for gift card and other deferred revenue in our Condensed Consolidated Balance Sheets, substantially all of which is expected to be recognized into revenue within the next 12 months.

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
OVERVIEW
Williams-Sonoma, Inc. ("Company", "we", or "us") is a specialty retailer of high-quality sustainable products for the home. Our products in our portfolio of eight brands – Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, and Mark and Graham – are marketed through e-commerce websites, at our retail stores and through our direct-mail catalogs. These brands are also part of The Key Rewards, our loyalty and credit card program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea, and India as well as e-commerce websites in certain locations. We are also proud to be a leader in our industry with our Environmental, Social and Governance efforts.
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended July 31, 2022 (“second quarter of fiscal 2022”), as compared to the thirteen weeks ended August 1, 2021 (“second quarter of fiscal 2021”) and the twenty-six weeks ended July 31, 2022 (“first half of fiscal 2022”), as compared to the twenty-six weeks ended August 1, 2021 (“first half of fiscal 2021”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
Second Quarter of Fiscal 2022 Financial Results
Net revenues in the second quarter of fiscal 2022 increased by $189.2 million or 9.7%, compared to the second quarter of fiscal 2021, with comparable brand revenue growth of 11.3% and growth in all brands. This was driven by strength in both retail and e-commerce, primarily due to an increase in furniture sales. On a two-year basis, comparable brand revenues increased 41.1%.
Pottery Barn, our largest brand, delivered 21.5% comparable brand revenue growth during the quarter, and 51.1% comparable brand revenue growth on a two-year basis. All channels and product divisions contributed, with growth primarily driven by our high-quality proprietary furniture business. In West Elm, comparable brand revenue growth was 6.1%, on top of 51.1% growth last year, resulting in a 57.2% comparable brand revenue growth on a two-year basis. Growth was driven by improved in-stock positions. The Williams Sonoma brand saw a comparable brand revenue growth of 0.5% during the quarter, an acceleration from the first quarter of fiscal 2022, driven by an improved in-stock position, newness in product assortment, as well as higher conversion on the website powered by our ongoing ecommerce initiative. In our Pottery Barn Kids and Teen brands, we saw comparable brand revenue growth of 5.3% during the quarter, driven by an improvement in inventory receipts out of Vietnam which followed factory closures that occurred in the second half of fiscal 2021, allowing us to fulfill orders.

For the second quarter of fiscal 2022, diluted earnings per share was $3.87, compared to $3.21 in the second quarter of fiscal 2021 (which included a $0.03 impact related to acquisition-related compensation expense and amortization of acquired intangibles of Outward, Inc.).
As of July 31, 2022, we had $124.9 million in cash and generated operating cash flow of $383.6 million in the first half of fiscal 2022. In addition to our strong cash balance, we also ended the quarter with no outstanding borrowings under our revolving line of credit. This strong liquidity position allowed us to fund the operations of the business by investing $148.5 million in capital expenditures in the first half of fiscal 2022, and to provide stockholder returns of $879.1 million in the first half of fiscal 2022 through stock repurchases and dividends.
Looking Ahead
Looking forward to the balance of the year, we believe our operating model, which includes our key differentiators – our in-house design, our digital-first channel strategy, and our values, will set us apart from our competition and allow us to drive long-term growth and profitability. However, we continue to experience delays and increased costs across our global supply chain, including higher product costs, elevated backorders, higher freight and incremental distribution center costs for additional space to support our overall growth and our ongoing mix shift to furniture. It is hard to predict with certainty when these supply chain challenges will be fully resolved and we currently expect these supply chain challenges, combined with our strong demand, to negatively impact our inventory levels through the second half of fiscal year 2022 and into the first half of 2023. Despite these challenges, we believe the demand for our proprietary and sustainably-sourced products, our growth strategies and the efficiencies of our operating model leave us well-positioned to mitigate these costs in both the short- and long-term. For more information on risks, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.
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
Second Quarter of Fiscal 2022 vs. Second Quarter of Fiscal 2021
Net revenues in the second quarter of fiscal 2022 increased by $189.2 million or 9.7%, compared to the second quarter of fiscal 2021, with comparable brand revenue growth of 11.3% and growth in all brands. This was driven by strength in both retail and e-commerce, primarily due to an increase in furniture sales. On a two-year basis, comparable brand revenues increased 41.1%.
First Half of Fiscal 2022 vs. First Half of Fiscal 2021
Net revenues for the first half of fiscal 2022 increased by $331.4 million, or 9.0%, compared to the first half of fiscal 2021, with comparable brand revenue growth of 10.5%. This was driven by strength in both retail and e-commerce, primarily due to an increase in furniture sales. On a two-year basis, comparable brand revenues increased 45.1%.
Comparable Brand Revenue
Comparable brand revenue includes comparable store sales and e-commerce sales, including through our direct mail catalogs, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months, and which have been open for at least 12 consecutive months without closure for more than seven consecutive days within the same fiscal month. Comparable stores that were temporarily closed due to COVID-19 were not excluded from the comparable brand revenue calculation. Outlet comparable store net revenues are included in their respective brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and e-commerce websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales are meaningful to evaluating their performance. Additionally, comparable brand revenue growth for newer concepts is not separately disclosed until such time that we believe those sales are meaningful to evaluating the performance of the brand.

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
Comparable brand revenue growth (decline)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Pottery Barn	21.5%	29.6%	18.2%	35.0%
West Elm	6.1	51.1	9.1	51.0
Williams Sonoma	0.5	6.4	(0.9)	19.4
Pottery Barn Kids and Teen	5.3	18.0	1.4	22.3
Total [1]	11.3%	29.8%	10.5%	34.6%
1 Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.
STORE DATA

	Store Count					Average Leased Square Footage Per Store
	May 1, 2022	Openings	Closings	July 31, 2022	August 1, 2021 [1]	July 31, 2022	August 1, 2021 [1]
Pottery Barn	188	2	(1)	189	195	14,600	14,600
Williams Sonoma	175	1	(1)	175	196	6,800	6,800
West Elm	121	1	(1)	121	123	13,200	13,100
Pottery Barn Kids	52	—	—	52	57	7,700	7,800
Rejuvenation	9	—	—	9	10	9,400	8,500
Total	545	4	(3)	546	581	11,100	10,900
Store selling square footage at period-end						3,856,000	3,994,000
Store leased square footage at period-end						6,044,000	6,319,000
1Retail store data for fiscal 2021 includes stores temporarily closed due to COVID-19. All stores were reopened as of the end of fiscal 2021.
COST OF GOODS SOLD

	For the Thirteen Weeks Ended				For the Twenty-six Weeks Ended
(In thousands)	July 31, 2022	% Net Revenues	August 1, 2021	% Net Revenues	July 31, 2022	% Net Revenues	August 1, 2021	% Net Revenues
Cost of goods sold [1]	$1,208,728	56.5%	$1,089,951	55.9%	$2,271,407	56.4%	$2,086,127	56.4%
1Includes total occupancy expenses of $193.0 million and $176.0 million for the second quarter of fiscal 2022 and the second quarter of fiscal 2021, respectively, and $379.4 million and $351.7 million for the first half of fiscal 2022 and the first half of fiscal 2021, respectively.
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
Second Quarter of Fiscal 2022 vs. Second Quarter of Fiscal 2021
Cost of goods sold increased $118.8 million, or 10.9%, in the second quarter of fiscal 2022, compared to the second quarter of fiscal 2021. Cost of goods sold as a percentage of net revenues increased to 56.5% in the second quarter of fiscal 2022 from 55.9% in the second quarter of fiscal 2021. This increase was primarily driven by higher freight costs resulting from strong furniture demand, high backorder fulfillment and global supply chain disruptions, partially offset by merchandise margin expansion.

First Half of Fiscal 2022 vs. First Half of Fiscal 2021
Cost of goods sold increased by $185.3 million, or 8.9%, for the first half of fiscal 2022, compared to the first half of fiscal 2021. Cost of goods sold as a percentage of net revenues was 56.4% for both the first half of fiscal 2022 and the first half of fiscal 2021. This was primarily driven by higher freight costs resulting from strong furniture demand, high backorder fulfillment and global supply chain disruptions, offset by merchandise margin expansion.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Thirteen Weeks Ended				For the Twenty-six Weeks Ended
(In thousands)	July 31, 2022	% Net Revenues	August 1, 2021	% Net Revenues	July 31, 2022	% Net Revenues	August 1, 2021	% Net Revenues
Selling, general and administrative expenses	$563,288	26.4%	$535,288	27.5%	$1,068,355	26.5%	$1,012,964	27.4%
Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.
Second Quarter of Fiscal 2022 vs. Second Quarter of Fiscal 2021
Selling, general and administrative expenses increased $28.0 million, or 5.2%, in the second quarter of fiscal 2022, compared to the second quarter of fiscal 2021. Selling, general and administrative expenses as a percentage of net revenues decreased to 26.4% in the second quarter of fiscal 2022 from 27.5% in the second quarter of fiscal 2021. This decrease in rate was primarily driven by the leverage of advertising expenses and employment costs from higher sales and overall cost discipline.
First Half of Fiscal 2022 vs. First Half of Fiscal 2021
Selling, general and administrative expenses increased by $55.4 million, or 5.5%, for the first half of fiscal 2022, compared to the first half of fiscal 2021. Selling, general and administrative expenses as a percentage of net revenues decreased to 26.5% for the first half of fiscal 2022 from 27.4% for the first half of fiscal 2021. This decrease in rate was primarily driven by the leverage of employment costs and advertising expenses from higher sales and overall cost discipline.
INCOME TAXES
The effective tax rate was 24.4% for the first half of fiscal 2022 compared to 20.6% for the first half of fiscal 2021. The increase in the effective tax rate is primarily due to less excess tax benefit from stock-based compensation in fiscal 2022 compared to fiscal 2021, the tax effect of earnings mix change between the two fiscal years, the statute of limitation of uncertain tax positions expiring in fiscal 2021 and the change in permanent reinvestment assertion on Canadian earnings in 2022.
Since the Tax Cuts and Jobs Act of 2017, we have elected not to provide for income taxes with respect to the earnings of Canada after fiscal 2017. In the second quarter of fiscal 2022, we assessed the overall cash needs and financial position of our foreign subsidiaries, and management decided to no longer assert its intent to indefinitely reinvest undistributed earnings in Canada. As a result of this change in assertion, we recorded $2.4 million of tax expense mainly related to Canadian withholding taxes.
The Inflation Reduction Act was enacted on August 16, 2022, and includes a new 15% minimum tax on “adjusted financial statement income” beginning with the Company’s fiscal year 2023, and a new 1% excise tax on stock repurchases after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.

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
Liquidity Outlook
For the remainder of fiscal 2022, we plan to use our cash resources to fund our inventory and inventory-related purchases, employment-related costs, advertising and marketing initiatives, stock repurchases, the payment of income taxes, property and equipment purchases, rental payments on our leases and dividend payments.
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
Sources of Liquidity
As of July 31, 2022, we held $124.9 million in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts, and of which $96.1 million was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
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
During the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021, we had no borrowings under our Revolver. Additionally, as of July 31, 2022, issued but undrawn standby letters of credit of $11.3 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of July 31, 2022, we were in compliance with our financial covenants under our Credit Facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities aggregating to $35.0 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio. As of July 31, 2022, the aggregate amount outstanding under our letter of credit facilities was $6.4 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 19, 2022, we renewed all three of our letter of credit facilities on substantially similar terms. Two of the letter of credit facilities totaling $30.0 million mature on August 19, 2023, and the latest expiration date possible for future letters of credit issued under these facilities is January 16, 2024. One of the letter of credit facilities totaling $5.0 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.

Cash Flows from Operating Activities
For the first half of fiscal 2022, net cash provided by operating activities was $383.6 million compared to $475.7 million for the first half of fiscal 2021. For the first half of fiscal 2022, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, an increase in accounts payable, and an increase in gift card and other deferred revenue (as a result of an increase in sales), partially offset by higher spending on merchandise inventories (as a result of the strong customer demand for our products) and decreases in operating lease liabilities and accrued expenses and other liabilities. Net cash provided by operating activities for the first half of fiscal 2022 decreased compared to the first half of fiscal 2021, primarily due to increases in merchandise inventories and prepaid expenses and other assets, and a decrease in accrued expenses and other liabilities, partially offset by an increase in net earnings adjusted for non-cash items.
Cash Flows from Investing Activities
For the first half of fiscal 2022, net cash used in investing activities was $148.5 million compared to $78.2 million for the first half of fiscal 2021, and was primarily attributable to purchases of property and equipment related to technology and supply chain enhancements.
Cash Flows from Financing Activities
For the first half of fiscal 2022, net cash used in financing activities was $958.4 million compared to $942.6 million for the first half of fiscal 2021, primarily driven by repurchases of common stock. Net cash used in financing activities for the first half of fiscal 2022 increased compared to the first half of fiscal 2021, primarily due to an increase in repurchases of common stock, partially offset by the repayment of debt in the first quarter of fiscal 2021 that did not recur in the first quarter of fiscal 2022.
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
CRITICAL ACCOUNTING ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the second quarter of fiscal 2022, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.

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
Interest Rate Risk
Our Revolver has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the second quarter of fiscal 2022, we had no borrowings under our Revolver.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of July 31, 2022, our investments, made primarily in interest-bearing demand deposit accounts, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from vendors outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to our international purchase transactions was not significant to us during the second quarter of fiscal 2022 or the second quarter of fiscal 2021. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the second quarter of fiscal 2022 or fiscal 2021, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of July 31, 2022, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information as of July 31, 2022 with respect to shares of common stock we repurchased during the second quarter of fiscal 2022. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program [1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
May 2, 2022 - May 29, 2022	457,400	$122.30	457,400	$1,012,987,000
May 30, 2022 - June 26, 2022	745,647	$120.56	745,647	$923,088,000
June 27, 2022 - July 31, 2022	984,990	$121.33	984,990	$803,576,000
Total	2,188,037	$121.27	2,188,037	$803,576,000
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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: September 2, 2022