Form 10-Q
period 2022-10-30
WILLIAMS SONOMA INC
filed 2022-12-02
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 27, 2022, 66,567,436 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 30, 2022

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
(In thousands, except per share amounts)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net revenues	$2,192,574	$2,047,539	$6,221,338	$5,744,907
Cost of goods sold	1,282,048	1,152,054	3,553,455	3,238,181
Gross profit	910,526	895,485	2,667,883	2,506,726
Selling, general and administrative expenses	570,893	565,218	1,639,248	1,578,182
Operating income	339,633	330,267	1,028,635	928,544
Interest (income) expense, net	(370)	121	(877)	1,954
Earnings before income taxes	340,003	330,146	1,029,512	926,590
Income taxes	88,280	80,622	256,601	203,194
Net earnings	$251,723	$249,524	$772,911	$723,396
Basic earnings per share	$3.77	$3.37	$11.27	$9.66
Diluted earnings per share	$3.72	$3.29	$11.08	$9.40
Shares used in calculation of earnings per share:
Basic	66,704	74,010	68,578	74,865
Diluted	67,617	75,943	69,782	76,975

See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
(In thousands)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net earnings	$251,723	$249,524	$772,911	$723,396
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,158)	792	(8,057)	970
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $378, $(19), $420, and $(235)	1,069	(54)	1,188	(654)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $45, $(131), $53, and $(312)	(128)	369	(151)	859
Comprehensive income	$247,506	$250,631	$765,891	$724,571

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except per share amounts)	October 30, 2022	January 30, 2022	October 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$113,058	$850,338	$656,898
Accounts receivable, net	125,842	131,683	139,511
Merchandise inventories, net	1,687,895	1,246,372	1,272,028
Prepaid expenses	104,208	69,252	85,433
Other current assets	29,729	26,249	22,852
Total current assets	2,060,732	2,323,894	2,176,722
Property and equipment, net	1,009,088	920,773	892,226
Operating lease right-of-use assets	1,277,064	1,132,764	1,159,315
Deferred income taxes, net	54,247	56,585	61,768
Goodwill	85,245	85,354	85,392
Other long-term assets, net	107,631	106,250	101,901
Total assets	$4,594,007	$4,625,620	$4,477,324
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$720,856	$612,512	$638,371
Accrued expenses	275,381	319,924	273,722
Gift card and other deferred revenue	488,771	447,770	431,446
Income taxes payable	45,879	79,554	38,320
Operating lease liabilities	220,012	217,409	218,348
Other current liabilities	103,821	94,517	91,418
Total current liabilities	1,854,720	1,771,686	1,691,625
Deferred lease incentives	13,918	16,360	17,268
Long-term operating lease liabilities	1,208,074	1,066,839	1,095,290
Other long-term liabilities	104,361	106,528	129,771
Total liabilities	3,181,073	2,961,413	2,933,954
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 66,556, 71,982 and 73,326 shares issued and outstanding at October 30, 2022, January 30, 2022 and October 31, 2021, respectively	666	720	734
Additional paid-in capital	553,698	600,942	585,449
Retained earnings	877,157	1,074,084	963,840
Accumulated other comprehensive loss	(17,848)	(10,828)	(5,942)
Treasury stock, at cost: 1, 4 and 4 shares as of October 30, 2022, January 30, 2022 and October 31, 2021, respectively	(739)	(711)	(711)
Total stockholders’ equity	1,412,934	1,664,207	1,543,370
Total liabilities and stockholders’ equity	$4,594,007	$4,625,620	$4,477,324

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 30, 2022	71,982	$720	$600,942	$1,074,084	$(10,828)	$(711)	$1,664,207
Net earnings	—	—	—	254,113	—	—	254,113
Foreign currency translation adjustments	—	—	—	—	(1,514)	—	(1,514)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	93	—	93
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(18)	—	(18)
Conversion/release of stock-based awards [1]	617	6	(78,142)	—	—	(372)	(78,508)
Repurchases of common stock	(3,380)	(33)	(18,590)	(482,452)	—	—	(501,075)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(344)	—	—	344	—
Stock-based compensation expense	—	—	28,339	—	—	—	28,339
Dividends declared	—	—	—	(55,893)	—	—	(55,893)
Balance at May 1, 2022	69,219	$693	$532,205	$789,852	$(12,267)	$(739)	$1,309,744
Net earnings	—	—	—	267,075	—	—	267,075
Foreign currency translation adjustments	—	—	—	—	(1,385)	—	(1,385)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	26	—	26
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(5)	—	(5)
Conversion/release of stock-based awards [1]	26	—	(767)	—	—	—	(767)
Repurchases of common stock	(2,188)	(22)	(12,519)	(252,808)	—	—	(265,349)
Stock-based compensation expense	—	—	22,976	—	—	—	22,976
Dividends declared	—	—	—	(54,036)	—	—	(54,036)
Balance at July 31, 2022	67,057	$671	$541,895	$750,083	$(13,631)	$(739)	$1,278,279
Net earnings	—	—	—	251,723	—	—	251,723
Foreign currency translation adjustments	—	—	—	—	(5,158)	—	(5,158)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1,069	—	1,069
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(128)	—	(128)
Conversion/release of stock-based awards[1]	13	—	(1,156)	—	—	—	(1,156)
Repurchases of common stock	(514)	(5)	(3,010)	(71,516)	—	—	(74,531)
Stock-based compensation expense	—	—	15,969	—	—	—	15,969
Dividends declared	—	—	—	(53,133)	—	—	(53,133)
Balance at October 30, 2022	66,556	$666	$553,698	$877,157	$(17,848)	$(739)	$1,412,934
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
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirty-nine Weeks Ended
(In thousands)	October 30, 2022	October 31, 2021
Cash flows from operating activities:
Net earnings	$772,911	$723,396
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	157,410	145,897
Loss on disposal/impairment of assets	5,738	887
Amortization of deferred lease incentives	(2,442)	(3,345)
Non-cash lease expense	169,602	159,757
Deferred income taxes	(10,494)	(11,440)
Tax benefit related to stock-based awards	11,172	10,838
Stock-based compensation expense	67,797	70,566
Other	272	4
Changes in:
Accounts receivable	5,288	4,941
Merchandise inventories	(443,812)	(264,094)
Prepaid expenses and other assets	(39,737)	(10,078)
Accounts payable	98,103	74,181
Accrued expenses and other liabilities	(34,157)	24,400
Gift card and other deferred revenue	42,005	58,189
Operating lease liabilities	(177,855)	(164,569)
Income taxes payable	(33,276)	(31,191)
Net cash provided by operating activities	588,525	788,339
Cash flows from investing activities:
Purchases of property and equipment	(234,378)	(141,010)
Other	100	97
Net cash used in investing activities	(234,278)	(140,913)
Cash flows from financing activities:
Repurchases of common stock	(840,955)	(652,699)
Payment of dividends	(165,254)	(135,201)
Tax withholdings related to stock-based awards	(80,431)	(102,482)
Repayment of long-term debt	—	(300,000)
Debt issuance costs	—	(777)
Net cash used in financing activities	(1,086,640)	(1,191,159)
Effect of exchange rates on cash and cash equivalents	(4,887)	294
Net decrease in cash and cash equivalents	(737,280)	(543,439)
Cash and cash equivalents at beginning of period	850,338	1,200,337
Cash and cash equivalents at end of period	$113,058	$656,898

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of October 30, 2022 and October 31, 2021, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen and thirty-nine weeks then ended and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks then ended, have been prepared by us, and have not been audited. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Intercompany transactions and accounts have been eliminated in our consolidation. The balance sheet as of January 30, 2022, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.
The results of operations for the thirteen and thirty-nine weeks ended October 30, 2022 are not necessarily indicative of the operating results of the full year.
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
During fiscal 2021 and continuing through the first thirty-nine weeks of fiscal 2022, global supply chain disruptions, including COVID-19 related factory closures and increased port congestion, caused delays in inventory receipts and backorder delays, increased raw material costs, and higher shipping-related charges. We expect these supply chain challenges to continue through the first half of fiscal 2023, which could negatively impact our business.
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
During the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021, we had no borrowings under our Revolver. Additionally, as of October 30, 2022, issued but undrawn standby letters of credit of $11.1 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. Our Revolver matures on September 30, 2026, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
The interest rate applicable to our Revolver is variable and may be elected by us as: (i) the LIBOR (or future alternative rate) plus an applicable margin based on our leverage ratio ranging, from 0.91% to 1.775% or (ii) a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio, ranging from 0% to 0.775%.

Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of October 30, 2022, we were in compliance with our financial covenants under our Credit Facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities aggregating to $35.0 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio. As of October 30, 2022, the aggregate amount outstanding under our letter of credit facilities was $3.4 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 19, 2022, we renewed all three of our letter of credit facilities on substantially similar terms. Two of the letter of credit facilities totaling $30.0 million mature on August 19, 2023, and the latest expiration date possible for future letters of credit issued under these facilities is January 16, 2024. One of the letter of credit facilities totaling $5.0 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.
NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights, restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 42.7 million shares. As of October 30, 2022, there were approximately 6.8 million shares available for future grant. Awards may be granted under our Plan to officers, employees and non-employee members of the Board of Directors of the Company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
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
Stock-Based Compensation Expense
During the thirteen and thirty-nine weeks ended October 30, 2022, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses of $16.1 million and $67.8 million, respectively. During the thirteen and thirty-nine weeks ended October 31, 2021, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses of $24.3 million and $70.6 million, respectively.

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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended October 30, 2022
Basic	$251,723	66,704	$3.77
Effect of dilutive stock-based awards		913
Diluted	$251,723	67,617	$3.72
Thirteen weeks ended October 31, 2021
Basic	$249,524	74,010	$3.37
Effect of dilutive stock-based awards		1,933
Diluted	$249,524	75,943	$3.29
Thirty-nine weeks ended October 30, 2022
Basic	$772,911	68,578	$11.27
Effect of dilutive stock-based awards		1,204
Diluted	$772,911	69,782	$11.08
Thirty-nine weeks ended October 31, 2021
Basic	$723,396	74,865	$9.66
Effect of dilutive stock-based awards		2,110
Diluted	$723,396	76,975	$9.40
The effect of anti-dilutive stock-based awards was not material for the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively.
NOTE E. SEGMENT REPORTING
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
The following table summarizes our net revenues by brand for the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021.

	For the Thirteen Weeks Ended [1]		For the Thirty-nine Weeks Ended [1]
(In thousands)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Pottery Barn	$935,045	$788,732	$2,588,798	$2,200,110
West Elm	599,802	579,668	1,744,013	1,636,621
Williams Sonoma	261,820	272,361	762,651	793,423
Pottery Barn Kids and Teen	299,112	316,417	810,243	826,421
Other [2]	96,795	90,361	315,633	288,332
Total [3]	$2,192,574	$2,047,539	$6,221,338	$5,744,907
1Includes business-to-business net revenues within each brand.
2Primarily consists of net revenues from Rejuvenation, our international franchise operations and Mark and Graham.
3Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $94.7 million and $93.1 million for the thirteen weeks ended October 30, 2022 and October 31, 2021, respectively, and approximately $303.0 million and $309.1 million for the thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively.

Long-lived assets by geographic location are as follows:

	As of
(In thousands)	October 30, 2022 [1]	October 31, 2021 [1]
U.S.	$2,425,600	$2,154,392
International	107,675	146,210
Total	$2,533,275	$2,300,602
1Includes total goodwill, deferred tax assets and intangibles of $150.0 million and $157.2 million as of October 30, 2022 and October 31, 2021, respectively, of which $137.7 million and $145.7 million, respectively, is related to the U.S.
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
NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS
Stock Repurchase Program
During the thirteen weeks ended October 30, 2022, we repurchased 513,940 shares of our common stock at an average cost of $145.02 per share for a total cost of $74.6 million. During the thirty-nine weeks ended October 30, 2022, we repurchased 6,081,708 shares of our common stock at an average cost of $138.28 per share for a total cost of $841.0 million. As of October 30, 2022, there was $729.0 million remaining under our current stock repurchase program. During the thirteen weeks ended October 31, 2021, we repurchased 1,119,748 shares of our common stock at an average cost of $179.78 per share for a total cost of $201.3 million. During the thirty-nine weeks ended October 31, 2021, we repurchased 3,744,767 shares of our common stock at an average cost of $174.30 per share for a total cost of $652.7 million.
Stock repurchased by the Company is typically cancelled after purchasing. However, we hold some shares in treasury to satisfy future stock-based award settlements in certain foreign jurisdictions. We held treasury stock of $0.7 million as of October 30, 2022 and October 31, 2021.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.
Dividends
We declared cash dividends of $0.78 and $0.71 per common share during the thirteen weeks ended October 30, 2022 and October 31, 2021, respectively. We declared cash dividends of $2.34 and $1.89 per common share during the thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively. Our quarterly cash dividend may be limited or terminated at any time.

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
Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of October 30, 2022, our reclassification of pre-tax gains or losses from OCI to cost of goods sold over the next 12 months is not expected to be material.
We had foreign currency forward contracts outstanding (in U.S. dollars) with notional amounts of $19.5 million as of October 30, 2022 and October 31, 2021.
Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in selling, general and administrative expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021.
The effect of derivative instruments in our Condensed Consolidated Financial Statements from gains or losses recognized in income was not material for the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021.
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
During the thirteen weeks ended October 30, 2022, no impairment charges were recognized. During the thirty-nine weeks ended October 30, 2022, we recognized impairment charges of $2.6 million related to the impairment of property and equipment and $2.6 million related to the impairment of operating lease right-of-use assets, due to lower projected revenues and fair market values resulting from underperforming stores in Australia. During the thirteen and thirty-nine weeks ended October 31, 2021, no impairment charges were recognized.
There were no transfers in and out of Level 3 categories during the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 30, 2022	$(10,886)	$58	$(10,828)
Foreign currency translation adjustments	(1,514)	—	(1,514)
Change in fair value of derivative financial instruments	—	93	93
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(18)	(18)
Other comprehensive income (loss)	(1,514)	75	(1,439)
Balance at May 1, 2022	$(12,400)	$133	$(12,267)
Foreign currency translation adjustments	(1,385)	—	(1,385)
Change in fair value of derivative financial instruments	—	26	26
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(5)	(5)
Other comprehensive income (loss)	(1,385)	21	(1,364)
Balance at July 31, 2022	$(13,785)	$154	$(13,631)
Foreign currency translation adjustments	(5,158)	—	(5,158)
Change in fair value of derivative financial instruments	—	1,069	1,069
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	(128)	(128)
Other comprehensive income (loss)	(5,158)	941	(4,217)
Balance at October 30, 2022	$(18,943)	$1,095	$(17,848)

Balance at January 31, 2021	$(6,398)	$(719)	$(7,117)
Foreign currency translation adjustments	3,700	—	3,700
Change in fair value of derivative financial instruments	—	(665)	(665)
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	153	153
Other comprehensive income (loss)	3,700	(512)	3,188
Balance at May 2, 2021	$(2,698)	$(1,231)	$(3,929)
Foreign currency translation adjustments	(3,522)	—	(3,522)
Change in fair value of derivative financial instruments	—	65	65
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	337	337
Other comprehensive income (loss)	(3,522)	402	(3,120)
Balance at August 1, 2021	$(6,220)	$(829)	$(7,049)
Foreign currency translation adjustments	792	—	792
Change in fair value of derivative financial instruments	—	(54)	(54)
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	369	369
Other comprehensive income (loss)	792	315	1,107
Balance at October 31, 2021	$(5,428)	$(514)	$(5,942)
1Refer to Note H for additional disclosures about reclassifications out of accumulated other comprehensive income.

NOTE K. REVENUE
Merchandise Sales
The majority of our revenues are generated from sales of merchandise to our customers through our e-commerce websites, at our retail stores and through our direct mail catalogs, and include shipping fees received from customers for delivery of merchandise to their homes. The remainder of our revenues are primarily generated from sales to our franchisees and wholesale transactions, incentives received from credit card issuers in connection with our private label and co-branded credit cards and revenue from estimated unredeemed stored-value cards (“breakage”).
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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of October 30, 2022 and October 31, 2021, we recorded a liability for expected sales returns of approximately $52.3 million and $41.0 million, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $15.8 million and $12.1 million, respectively, within other current assets in our Condensed Consolidated Balance Sheet.
See Note E for the disclosure of our net revenues by operating segment.
Gift Card and Other Deferred Revenue
We defer revenue and record a liability when cash payments are received in advance of satisfying performance obligations, primarily associated with our merchandise sales, stored-value cards, customer loyalty programs, and incentives received from credit card issuers.
We issue stored-value cards that may be redeemed on future merchandise purchases. Our stored-value cards have no expiration dates. Revenue from stored-value cards is recognized at a point in time upon redemption of the card and as control of the merchandise is transferred to the customer. Breakage is recognized in a manner consistent with our historical redemption patterns over the estimated period of redemption of our cards of approximately four years, the majority of which is recognized within one year of the card issuance. Breakage revenue is not material to our Condensed Consolidated Financial Statements.
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
As of October 30, 2022 and October 31, 2021, we had recorded $492.0 million and $435.2 million, respectively, for gift card and other deferred revenue in our Condensed Consolidated Balance Sheets, substantially all of which is expected to be recognized into revenue within the next 12 months.

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
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended October 30, 2022 (“third quarter of fiscal 2022”), as compared to the thirteen weeks ended October 31, 2021 (“third quarter of fiscal 2021”) and the thirty-nine weeks ended October 30, 2022 (“first thirty-nine weeks of fiscal 2022”), as compared to the thirty-nine weeks ended October 31, 2021 (“first thirty-nine weeks of fiscal 2021”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
Third Quarter of Fiscal 2022 Financial Results
Net revenues in the third quarter of fiscal 2022 increased by $145.0 million or 7.1%, compared to the third quarter of fiscal 2021, with comparable brand revenue growth of 8.1%. This was driven by performance in both retail and e-commerce, primarily due to an increase in furniture sales, and strong backorder fulfillment. On a two-year basis, comparable brand revenues increased 25.0%.
Pottery Barn, our largest brand, delivered 19.6% comparable brand revenue growth during the quarter, and 35.5% comparable brand revenue growth on a two-year basis, driven by our high-quality proprietary furniture business. In West Elm, comparable brand revenue growth was 4.2%, on top of 22.5% growth last year, resulting in a 26.7% comparable brand revenue growth on a two-year basis. Growth was driven by improved in-stock positions. The Williams Sonoma brand and Pottery Barn Kids and Teen brands saw comparable brand revenue declines during the quarter of 1.5% and 4.8%, respectively, as these brands continue recovery in their in-stock inventory position.
For the third quarter of fiscal 2022, diluted earnings per share was $3.72, compared to $3.29 in the third quarter of fiscal 2021 (which included a $0.03 impact related to acquisition-related compensation expense and amortization of acquired intangibles of Outward, Inc.).

As of October 30, 2022, we had $113.1 million in cash and generated operating cash flow of $588.5 million in the first thirty-nine weeks of fiscal 2022. In addition to our cash balance, we also ended the quarter with no outstanding borrowings under our revolving line of credit. Our liquidity position allowed us to fund the operations of the business by investing $234.4 million in capital expenditures in the first thirty-nine weeks of fiscal 2022, and to provide stockholder returns of $1.0 billion in the first thirty-nine weeks of fiscal 2022 through stock repurchases and dividends.
Looking Ahead
Looking forward to the balance of the year, we believe our operating model, which includes our key differentiators – our in-house design, our digital-first channel strategy, and our values, will set us apart from our competition and allow us to drive long-term growth and profitability. However, the current macroeconomic environment is uncertain and we continue to experience delays and increased costs across our global supply chain, including higher product costs, elevated backorders, higher freight and incremental distribution center costs for additional space to support our overall growth and our ongoing mix shift to furniture. It is hard to predict with certainty when these supply chain challenges will be fully resolved and we currently expect these supply chain challenges to negatively impact our inventory levels through the first half of 2023. Despite these challenges, we believe the demand for our proprietary and sustainably-sourced products, our growth strategies and the efficiencies of our operating model leave us well-positioned to mitigate these costs in both the short- and long-term. For more information on risks, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.
NET REVENUES
Net revenues primarily consist of sales of merchandise to our customers through our e-commerce websites, at our retail stores and through our direct mail catalogs, and include shipping fees received from customers for delivery of merchandise to their homes. Our revenues also include sales to our franchisees and wholesale customers, incentives received from credit card issuers in connection with our private label and co-branded credit cards and breakage income related to our stored-value cards. Revenue from the sale of merchandise is reported net of sales returns.
Third Quarter of Fiscal 2022 vs. Third Quarter of Fiscal 2021
Net revenues in the third quarter of fiscal 2022 increased by $145.0 million or 7.1%, compared to the third quarter of fiscal 2021, with comparable brand revenue growth of 8.1%. This was driven by performance in both retail and e-commerce, primarily due to an increase in furniture sales, and strong backorder fulfillment. On a two-year basis, comparable brand revenues increased 25.0%.
First Thirty-nine Weeks of Fiscal 2022 vs. First Thirty-nine Weeks of Fiscal 2021
Net revenues for the first thirty-nine weeks of fiscal 2022 increased by $476.4 million, or 8.3%, compared to the first thirty-nine weeks of fiscal 2021, with comparable brand revenue growth of 9.6%. This was driven by strength in both retail and e-commerce, primarily due to an increase in furniture sales, and strong backorder fulfillment. On a two-year basis, comparable brand revenues increased 37.3%.
Comparable Brand Revenue
Comparable brand revenue includes comparable store sales and e-commerce sales, including through our direct mail catalogs, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months, and which have been open for at least 12 consecutive months without closure for more than seven consecutive days within the same fiscal month. Comparable stores that were temporarily closed due to COVID-19 were not excluded from the comparable brand revenue calculation. Outlet comparable store net revenues are included in their respective brands. Business-to-business revenues are included in comparable brand revenue for each of our brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and e-commerce websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales are meaningful to evaluating their performance. Additionally, comparable brand revenue growth for newer concepts is not separately disclosed until such time that we believe those sales are meaningful to evaluating the performance of the brand.

	For the Thirteen Weeks Ended [1]		For the Thirty-nine Weeks Ended [1]
Comparable brand revenue growth (decline)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Pottery Barn	19.6%	15.9%	18.7%	27.5%
West Elm	4.2	22.5	7.3	39.5
Williams Sonoma	(1.5)	7.6	(1.1)	15.1
Pottery Barn Kids and Teen	(4.8)	16.9	(1.0)	20.2
Total [2]	8.1%	16.9%	9.6%	27.7%
1 Comparable brand revenue includes business-to-business revenues within each brand.
2 Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.
STORE DATA

	Store Count					Average Leased Square Footage Per Store
	July 31, 2022	Openings	Closings	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Pottery Barn	189	2	(2)	189	195	14,800	14,500
Williams Sonoma	175	—	—	175	194	6,800	6,800
West Elm	121	2	(1)	122	121	13,200	13,100
Pottery Barn Kids	52	—	—	52	57	7,700	7,800
Rejuvenation	9	—	—	9	10	9,400	8,700
Total	546	4	(3)	547	577	11,100	10,900
Store selling square footage at period-end						3,879,000	3,978,000
Store leased square footage at period-end						6,088,000	6,263,000

COST OF GOODS SOLD

	For the Thirteen Weeks Ended				For the Thirty-nine Weeks Ended
(In thousands)	October 30, 2022	% Net Revenues	October 31, 2021	% Net Revenues	October 30, 2022	% Net Revenues	October 31, 2021	% Net Revenues
Cost of goods sold [1]	$1,282,048	58.5%	$1,152,054	56.3%	$3,553,455	57.1%	$3,238,181	56.4%
1Includes total occupancy expenses of $202.3 million and $183.1 million for the third quarter of fiscal 2022 and the third quarter of fiscal 2021, respectively, and $581.7 million and $534.8 million for the first thirty-nine weeks of fiscal 2022 and the first thirty-nine weeks of fiscal 2021, respectively.
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
Third Quarter of Fiscal 2022 vs. Third Quarter of Fiscal 2021
Cost of goods sold increased $130.0 million, or 11.3%, in the third quarter of fiscal 2022, compared to the third quarter of fiscal 2021. Cost of goods sold as a percentage of net revenues increased to 58.5% in the third quarter of fiscal 2022 from 56.3% in the third quarter of fiscal 2021. This increase was primarily driven by higher shipping costs attributable to increased furniture mix, higher backorder fulfillment and incremental freight costs, including out-of-market and redundant shipping costs as a result of making multiple deliveries to the same customer. Our merchandise margins were flat in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021.

First Thirty-nine Weeks of Fiscal 2022 vs. First Thirty-nine Weeks of Fiscal 2021
Cost of goods sold increased by $315.3 million, or 9.7%, for the first thirty-nine weeks of fiscal 2022, compared to the first thirty-nine weeks of fiscal 2021. Cost of goods sold as a percentage of net revenues increased to 57.1% for the first thirty-nine weeks of fiscal 2022 from 56.4% for the first thirty-nine weeks of fiscal 2021. This increase was primarily driven by higher shipping costs attributable to increased furniture mix, higher backorder fulfillment and incremental freight costs, partially offset by merchandise margin expansion.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Thirteen Weeks Ended				For the Thirty-nine Weeks Ended
(In thousands)	October 30, 2022	% Net Revenues	October 31, 2021	% Net Revenues	October 30, 2022	% Net Revenues	October 31, 2021	% Net Revenues
Selling, general and administrative expenses	$570,893	26.0%	$565,218	27.6%	$1,639,248	26.3%	$1,578,182	27.5%
Selling, general and administrative expenses consist of non-occupancy related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.
Third Quarter of Fiscal 2022 vs. Third Quarter of Fiscal 2021
Selling, general and administrative expenses increased $5.7 million, or 1.0%, in the third quarter of fiscal 2022, compared to the third quarter of fiscal 2021. Selling, general and administrative expenses as a percentage of net revenues decreased to 26.0% in the third quarter of fiscal 2022 from 27.6% in the third quarter of fiscal 2021. This decrease in rate was primarily driven by the leverage of employment costs and advertising expenses from higher sales and overall cost discipline. In the third quarter of fiscal 2022, we recorded a benefit of $7.2 million as a result of the forfeiture of certain stock-based awards.
First Thirty-nine Weeks of Fiscal 2022 vs. First Thirty-nine Weeks of Fiscal 2021
Selling, general and administrative expenses increased by $61.1 million, or 3.9%, for the first thirty-nine weeks of fiscal 2022, compared to the first thirty-nine weeks of fiscal 2021. Selling, general and administrative expenses as a percentage of net revenues decreased to 26.3% for the first thirty-nine weeks of fiscal 2022 from 27.5% for the first thirty-nine weeks of fiscal 2021. This decrease in rate was primarily driven by the leverage of employment costs and advertising expenses from higher sales and overall cost discipline.
INCOME TAXES
The effective tax rate was 24.9% for the first thirty-nine weeks of fiscal 2022 compared to 21.9% for the first thirty-nine weeks of fiscal 2021. The increase in the effective tax rate is primarily due to less excess tax benefit from stock-based compensation in fiscal 2022 compared to fiscal 2021, the tax effect of earnings mix change between the two fiscal years, the statutes of limitation related to uncertain tax positions expiring in fiscal 2021 and the change in permanent reinvestment assertion on Canadian earnings in 2022.
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
The Inflation Reduction Act, enacted on August 16, 2022, includes a new 15% minimum tax on “adjusted financial statement income” beginning with the Company’s fiscal year 2023, and a new 1% excise tax on stock repurchases after December 31, 2022. While these tax law changes have no immediate effect in the third quarter of fiscal 2022, and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.

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
Liquidity Outlook
For the remainder of fiscal 2022, we plan to use our cash resources to fund our inventory and inventory-related purchases, employment-related costs, advertising and marketing initiatives, the payment of income taxes, property and equipment purchases, rental payments on our leases, dividend payments and stock repurchases.
We believe our cash on hand, cash flows from operations, and our available credit facilities will provide adequate liquidity for our business operations as well as capital expenditures, dividends, stock repurchases and other liquidity requirements associated with our business operations over the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months.
Sources of Liquidity
As of October 30, 2022, we held $113.1 million in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts, and of which $78.3 million was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
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
During the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021, we had no borrowings under our Revolver. Additionally, as of October 30, 2022, issued but undrawn standby letters of credit of $11.1 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of October 30, 2022, we were in compliance with our financial covenants under our Credit Facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities aggregating to $35.0 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio. As of October 30, 2022, the aggregate amount outstanding under our letter of credit facilities was $3.4 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 19, 2022, we renewed all three of our letter of credit facilities on substantially similar terms. Two of the letter of credit facilities totaling $30.0 million mature on August 19, 2023, and the latest expiration date possible for future letters of credit issued under these facilities is January 16, 2024. One of the letter of credit facilities totaling $5.0 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.

Cash Flows from Operating Activities
For the first thirty-nine weeks of fiscal 2022, net cash provided by operating activities was $588.5 million compared to $788.3 million for the first thirty-nine weeks of fiscal 2021. For the first thirty-nine weeks of fiscal 2022, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, partially offset by higher spending on merchandise inventories (as a result of our efforts to improve our in-stock position). Net cash provided by operating activities for the first thirty-nine weeks of fiscal 2022 decreased compared to the first thirty-nine weeks of fiscal 2021, primarily due to higher spending on merchandise inventories, partially offset by an increase in net earnings adjusted for non-cash items.
Cash Flows from Investing Activities
For the first thirty-nine weeks of fiscal 2022, net cash used in investing activities was $234.3 million compared to $140.9 million for the first thirty-nine weeks of fiscal 2021, and was primarily attributable to purchases of property and equipment related to technology and supply chain enhancements.
Cash Flows from Financing Activities
For the first thirty-nine weeks of fiscal 2022, net cash used in financing activities was $1.1 billion compared to $1.2 billion for the first thirty-nine weeks of fiscal 2021, primarily driven by repurchases of common stock. Net cash used in financing activities for the first thirty-nine weeks of fiscal 2022 decreased compared to the first thirty-nine weeks of fiscal 2021, primarily due to the repayment of debt in the first quarter of fiscal 2021 that did not recur in fiscal 2022, partially offset by an increase in repurchases of common stock.
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
CRITICAL ACCOUNTING ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the third quarter of fiscal 2022, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.

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
Interest Rate Risk
Our Revolver has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the third quarter of fiscal 2022, we had no borrowings under our Revolver.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of October 30, 2022, our investments, made primarily in interest-bearing demand deposit accounts, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from vendors outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to our international purchase transactions was not significant to us during the third quarter of fiscal 2022 or the third quarter of fiscal 2021. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the third quarter of fiscal 2022 or fiscal 2021, we have continued to see volatility in the exchange rates in the countries in which we do business. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of October 30, 2022, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information as of October 30, 2022 with respect to shares of common stock we repurchased during the third quarter of fiscal 2022. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program [1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
August 1, 2022 - August 28, 2022	345,800	$156.03	345,800	$749,620,000
August 29, 2022 - September 25, 2022	13,340	$156.21	13,340	$747,536,000
September 26, 2022 - October 30, 2022	154,800	$119.45	154,800	$729,044,000
Total	513,940	$145.02	513,940	$729,044,000
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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted under Exhibit 101).

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS-SONOMA, INC.

By:	/s/ Jeffrey E. Howie
Jeffrey E. Howie
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jeremy Brooks
Jeremy Brooks
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: December 2, 2022