Form 10-K
period 2023-01-29
WILLIAMS SONOMA INC
filed 2023-03-24
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2023.
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
Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐
Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☒

As of July 31, 2022, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $9,561,401,198 based on the closing sale price as reported on the New York Stock Exchange on such date. It is assumed for purposes of this computation that an affiliate includes all persons as of July 31, 2022 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the Williams-Sonoma, Inc. Stock Fund within the registrant’s 401(k) Plan.
As of March 19, 2023, 66,228,239 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the letter to stockholders contained in this Annual Report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, statements related to: projections of earnings, revenues, growth and other financial items; the strength of our business and our brands; our ability to execute strategic priorities and growth initiatives regarding digital leadership, product and technology innovation, cross-brand initiatives, retail transformation and operational excellence; our ability to execute on our environmental, social and governance initiatives; the continuing impact of inflation and measures to control inflation, including raising interest rates, on consumer spending; the continuing impact of the coronavirus, war in Ukraine, and shortages of various raw materials on our global supply chain, retail store operations and customer demand; labor and material shortages; the outcome of our growth initiatives; our ability to anticipate consumer preferences and buying trends; dependence on timely introduction and customer acceptance of our merchandise; changes in consumer spending based on weather, political, competitive and other conditions beyond our control; delays in store openings; competition from companies with concepts or products similar to ours; timely and effective sourcing of merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers; effective inventory management; our ability to manage customer returns; uncertainties in e-marketing, infrastructure and regulation; multi-channel and multi-brand complexities; our ability to introduce new brands and brand extensions; challenges associated with our increasing global presence; dependence on external funding sources for operating capital; disruptions in the financial markets; our ability to control employment, occupancy, supply chain, product, transportation and other operating costs; our ability to improve our systems and processes; changes to our information technology infrastructure; general political, economic and market conditions and events, including war, conflict or acts of terrorism; the impact of current and potential future tariffs and our ability to mitigate impacts; the potential for increased corporate income taxes; our beliefs about our competitive advantages and areas of potential future growth in the market; our ability to drive long-term sustainable returns; the plans, strategies, initiatives and objectives of management for future operations; our brands, products and related initiatives, including our ability to introduce new products and product lines and bring in new customers; the complementary nature of our e-commerce and retail channels; our marketing efforts; our global business and expansion efforts, including franchise, other third-party arrangements and company-owned operations; the seasonal variations in demand; our ability to recruit, retain and motivate skilled personnel; our belief in the reasonableness of the steps taken to protect the security and confidentiality of the information we collect; our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; our belief in the ultimate resolution of current legal proceedings; the payment of dividends; our stock repurchase program; our capital allocation strategy in fiscal 2023; our planned use of cash in fiscal 2023; our compliance with financial covenants; our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations; our belief regarding the effects of potential losses under our indemnification obligations; the effects of changes in our inventory reserves; the impact of new accounting pronouncements; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.
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
FISCAL YEAR ENDED JANUARY 29, 2023

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
In the decades that followed, the quality of our products, our ability to identify new opportunities in the market and our people-first approach to business have facilitated our expansion beyond the kitchen into nearly every area of the home. Growth across our portfolio has been fueled by our three key differentiators - our in-house design, our digital-first channel strategy, and our values. Our in-house design capabilities and vertically integrated sourcing organization allow us to deliver high-quality, sustainable products at competitive prices. Through our e-commerce platform, our in-house customer relationship management and data analytic teams optimize our digital spend and customer connections. We have expanded our in-store services to include ship-to-store as we transition our stores to not only provide an exceptional customer service experience but to also serve as design centers and omni-fulfillment hubs.
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

Mark and Graham
Established in 2012, Mark and Graham is a leading monogrammed lifestyle brand that offers thoughtfully designed personalized products and custom gifts. The digitally native brand is known for high quality collections, ranging from home gifts to luggage to handbags, designed in-house that can be personalized with more than 50 exclusive monograms.
Outward
In 2017, we acquired Outward, Inc., a 3-D imaging and augmented reality platform for the home furnishings and décor industry. Headquartered in San Jose, California, Outward’s technology enables scalable applications in product visualization, digital room design and augmented and virtual reality.
OPERATIONS
As of January 29, 2023, we had the following merchandise strategies: Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation and Mark and Graham, which sell our products through our e-commerce websites, retail stores and direct-mail catalogs. We offer shipping from many of our brands to countries worldwide, while our catalogs reach customers throughout the U.S. The e-commerce and retail businesses complement each other by meeting the customers where they are; building brand awareness and acting as effective advertising vehicles. Our ability to leverage insights from both these channels, our omni-channel positioning and our marketing efforts, focused on digital advertising complemented by targeted catalogs, drive sales to each of our channels. Consistent with our published privacy policies, we leverage our proprietary customer file which is a unified view of customers across brands and channels, for digital, email, and catalog marketing purposes, augmented by our propensity to buy models developed by our in-house analytics team. Our retail stores serve as billboards for our brands, which we believe inspires new and existing customers to also shop online. We operate 530 stores, which include 489 stores in 41 states, Washington, D.C. and Puerto Rico, 20 stores in Canada, 19 stores in Australia and 2 stores in the United Kingdom. We also have multi-year franchise agreements with third parties in the Middle East, the Philippines, Mexico, South Korea and India that currently operate 138 franchised locations as well as e-commerce websites in certain locations.
SUPPLIERS
We purchase most of our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 3% of our purchases during fiscal 2022. Approximately 67% of our merchandise purchases in fiscal 2022 were sourced from foreign vendors, predominantly in Asia and Europe. Substantially all of these purchases were negotiated and paid for in U.S. dollars. In addition, we manufacture merchandise, primarily upholstered furniture and lighting, at our facilities located in North Carolina, California, Oregon and Mississippi. The current macroeconomic environment is uncertain and we continue to incur increased costs across our global supply chain. It is hard to predict with certainty when these supply chain challenges will be fully resolved, and we currently expect these supply chain challenges to negatively impact our cost of goods sold into 2023. Additionally, we are subject to risks that may disrupt our supply chain operations or regionalization efforts, such as increasing labor costs and union organizing activity. Despite these challenges, we believe our key differentiators, growth strategies and the efficiencies of our operating model to reduce costs and manage inventory levels leave us well-positioned to mitigate these costs in both the short- and long- term. Refer to Item 1A. Risk Factors and to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the effect the global supply chain disruption has had on our results of operations.
COMPETITION AND SEASONALITY
The specialty e-commerce and retail businesses are highly competitive. Our e-commerce websites, retail stores and direct-mail catalogs compete with other retailers, including e-commerce retailers, large department stores, discount retailers, other specialty retailers offering home-centered assortments and other direct-mail catalogs. The continued shift to e-commerce has encouraged the entry of many new competitors, including discount retailers selling undifferentiated products at reduced prices, new business models and increased competition from established companies. We compete on the basis of our brand authority, the quality of our merchandise, our customer service, our proprietary customer list, our e-commerce websites and marketing capabilities, the location and appearance of our stores, as well as our in-house design, our digital-first channel strategy, and our values, which we believe have become increasingly relevant and set us apart from our competitors. Our in-house teams design our own products and work with our talented vendors to bring quality, sustainable products to market through our high-touch multi-channel platform.
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

HUMAN CAPITAL MANAGEMENT
As of January 29, 2023, we had approximately 21,100 employees, who we refer to as associates, of whom approximately 12,500 were full-time. In preparation for and during our fiscal 2022 holiday selling season, we hired a substantial number of part-time and seasonal employees, primarily in our retail stores, distribution facilities and customer care centers. None of our employees are represented by a collective bargaining agreement.
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
Talent Development and Engagement
We invest in our employees through accessible resources and structured training programs that help our associates to create the career they envision for themselves. We offer a large selection of development opportunities for our employees including in-person and online learning, as well as professional development courses, such as goal setting, unconscious bias and inclusive leadership training. We have a company-wide Advisor Program, which matches associates in a manager-and-above role with an associate in a lower-level role to form advisor/advisee relationships to provide career guidance and receive support in working through career and development challenges. We created new learning programs to further build skills and career opportunities for associates, notably focused on design and core retail skills. We also foster other team-based programs to develop talent at all levels of the Company, supplying associates with new skills and training. Through these programs, we give our associates the tools to succeed, learn new skills and develop their careers.
Diversity, Equity and Inclusion
Associate engagement and retention require an understanding of the needs of a diverse, creative and purpose-driven workforce. We firmly believe that working in a culture focused on diversity, equity and inclusion spurs innovation, creates healthy and high-performing teams, and delivers superior customer experiences. We aim to provide equal opportunity for all employees. We have several systems under which associates can report incidents or discrimination confidentially or anonymously and without fear of reprisal. As of the end of fiscal 2022, approximately 67.4% of our total workforce identified as female and approximately 43.7% identified as an ethnic minority group. Additionally, approximately 54.8% of our Vice Presidents and above identified as female. We were also included in the 2023 Bloomberg Gender-Equality Index, which tracks public companies’ commitment to gender equality.
We are focused on increasing the representation of minority talent through hiring and career development. In June 2020, we established an Equity Action Plan and formed an Equity Action Committee, including a diverse group of executives and associates, to drive positive change in the fight for racial justice, and in 2022 we continued our commitment to equity through our partnership and donation support with our racial equity and justice non-profit partners such as the NAACP, the Jackie Robinson Foundation, the National Urban League, and Asian Americans Advancing Justice—Asian Law Caucus.
We are currently building relationships with approximately 180 organizations, universities, colleges and networks to expand our reach to potential candidates. We continue to ensure we bring forward a diverse slate of candidates for all of our corporate roles posted externally, and have seen improvement in both overall representation and hire rate since we launched our Equity Action Plan. We are also a member of CEO Action for Diversity & Inclusion, in which we pledged a goal to “identify and establish associate networks for underrepresented communities to promote diversity and inclusion throughout the Company.” In furtherance of our stated goal, we have developed associate equity networks including an LGBTQIA+ Network, Black Associate Network, Veterans Appreciation Network, Hispanic/LatinX Associate Network, Asian WSI Network, and a Disability, Education & Advocacy Network.
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

medical, family and bereavement leave; paid maternity/primary caregiver benefits; tax-free commuter benefits; wellness programs including telehealth visits; time off to volunteer, and matching donations to qualifying nonprofit organizations. In addition, consistent with our commitment to diversity and inclusion, we have expanded our benefit offerings to include coverage for transgender-inclusive services, including gender confirmation surgery and hormone therapy. As we strive to keep health care affordable and inclusive, we minimized cost increases to associates and, for a large portion of the associate population, decreased the cost of health care while adding offerings to support mental health and well-being. During fiscal 2022, we also raised our Company minimum wage to $16 per hour for U.S.-based hourly associates across our retail store, corporate, and supply chain workforce.
Community Involvement
Through online and in-store donations, special product collaborations, and national and local fundraising, we give back to the communities we serve. We remain committed to our partnerships with St. Jude Children’s Research Hospital, No Kid Hungry, The Trevor Project, AIDS Walk, Canada Children’s Hospitals and the Arbor Day Foundation. We raised $4.0 million for St. Jude Children’s Research Hospital during fiscal 2022, which included donations from our customers at time of purchase, special St. Jude-designated product sales where a portion of the sale was donated, employee donations, and donations from the Company. We also support organizations and partners, such as Good360 and Habitat for Humanity, who assist those with damaged or lost homes, or those seeking decent, affordable housing. We give charitable grants, donate our merchandise, donate proceeds from the sale of certain products, and provide matching grants for charitable donations made by our associates. Our Williams-Sonoma, Inc. Foundation also provides need-based grants to our associates directly impacted by federally-declared disasters.
We also support our communities through our associates’ time and leadership, and we provide 8 hours of paid Community Involvement Time each year to our eligible associates. Additionally, we brought back opportunities for associates to volunteer their time and talents with curated in-person events that support our local and national nonprofit partners. We believe volunteering deepens our presence in the community, enhances our relationships with customers and strengthens employee engagement.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE MATTERS
We believe that strategies that support the health of our planet, the well-being of our people and a shared sense of purpose foster long-term, sustainable growth for the Company. Our work continued to earn recognition across our industry. We were included in Barron’s 100 Most Sustainable Companies for five years running, recognized as Sustainable Furnishings Council Top Scoring global company for sustainable wood furniture for the past five years, and were included in the Dow Jones Sustainability North America Index for the first time. Given the alignment of our ESG work with our strategic direction, our Board is highly engaged on the topic of sustainability. Since 2019, our Nominations, Corporate Governance and Social Responsibility Committee and our Board have overseen ESG matters. The Nominations, Corporate Governance and Social Responsibility Committee oversees corporate policies and programs that speak to long-standing commitments to our associates, supply chain, environment, health and safety, human rights, cybersecurity and ethics. These policies and programs are relevant to our business, critical to our associates, and important to our customers. The Board of Directors’ oversees environmental and social matters through updates from WSI’s Executive Vice President of Sourcing, Quality Assurance, and Sustainable Development and annual updates from the organization’s dedicated sustainability team. The sustainability team presents to the full Board at least once a year to monitor and review existing and proposed strategy, goals and targets. The Executive Vice President leads both the organization’s dedicated global team of sustainability professionals as well as a working group of cross-functional leaders.
As a multinational retailer with a global supply chain, we are committed to responsible practices across our business—from designing and sourcing responsible products, to reducing waste, to working with suppliers to lower emissions and adopt sustainable business practices. We amplified our climate work in the past year, making progress towards our Science-Based Target for emissions reduction across our value chain. Building on the progress of our cotton and wood goals, we are aligning our preferred materials work with our climate strategy, using materials as part of our efforts to reach our Science-Based Target. In 2022, we drove progress towards our landfill diversion goal with stores implementing waste reduction initiatives, such as backhauling of expanded polystyrene foam. We continued to divert products from landfill into donation streams and to identify opportunities for waste reduction.
We hold our suppliers to high ethical standards, and we are committed to integrity and honesty throughout all aspects of our business. We require our vendors to adhere to the standards outlined in our Vendor Code of Conduct and accompanying implementation standards, which are informed by the conventions of the International Labour Organization (ILO) and the UN’s Guiding Principles on Business and Human Rights. Hundreds of factories in our audit scope are audited annually by independent third-party audit firms to ensure compliance with our standards relating to labor practices, health and safety, environmental protection, ethical conduct, sub-contracting, management systems, and transparency. Using a continuous improvement model, we work alongside factories to improve working conditions.
INTELLECTUAL PROPERTY
As of January 29, 2023, we own and/or have applied to register approximately 210 unique trademarks or service marks. We own and/or have applied to register our key brand names in the U.S. as well as in approximately 96 additional jurisdictions. Generally, exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries and franchisees under license. These marks include our core brand names as well as brand names for selected products and services. Our core brand names, including “Williams Sonoma,” “Pottery Barn,” “pottery barn kids,” “Pottery Barn Teen,” “west elm,” “Williams Sonoma Home,” “Rejuvenation” and “Mark and Graham” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We also own numerous patents, copyrights and trade dress rights for our products, proprietary designs, product packaging, catalogs, website designs and store designs, among other things, which are used by our subsidiaries and franchisees under license. As of January 29, 2023, we own or have applied to register approximately 370 patents in connection with certain product designs, inventions and proprietary technology. Patents in the U.S. are generally valid for 15 to 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “potterybarnteen.com,” “westelm.com,” “wshome.com,” “williams-sonomainc.com,” “rejuvenation.com” and “markandgraham.com.” Collectively, the trademarks, patents, copyrights, trade dress rights, domain names, trade secrets and other intellectual property and proprietary technology that we hold are of material importance to us.
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
AVAILABLE INFORMATION
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Williams-Sonoma, Inc. and other companies that file materials electronically with the SEC. Our annual reports, Forms 10-K, Forms 10-Q, Forms 8-K and proxy and information statements, and any amendments thereto, are also available, free of charge, on our website at www.williams-sonomainc.com.
Investors and others should note that we announce material financial and operational information to our investors on our Investor Relations website (http://ir.williams-sonomainc.com), press releases, SEC filings and public conference calls and webcasts. Information on our website is not, and will not, be deemed a part of this report or incorporated into any other filings we make with the SEC.

ITEM 1A.     RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings before investing in our common stock. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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
•If we are unable to identify and analyze factors affecting our business, anticipate changing consumer preferences and buying trends, and manage our inventory and marketing spend commensurate with customer demand, our sales levels and operating results may decline.
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
•Our business is subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.
•Our failure to successfully manage the costs and performance of our digital advertising might have a negative impact on our business
•If we are unable to effectively manage our e-commerce business and digital marketing efforts, our reputation and operating results may be harmed.
•Declines in our comparable brand revenues may harm our operating results and cause a decline in the market price of our common stock.
•Our business has been and may continue to be materially impacted by the COVID-19 pandemic, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
•Our failure to successfully manage the costs and performance of our digital advertising might have a negative impact on our business.
•If we are unable to successfully manage the complexities associated with an omni-channel and multi-brand business, we may suffer declines in our existing business and our ability to attract new business.
•A number of factors that affect our ability to successfully open new stores or close existing stores are beyond our control.
•Our inability or failure to adequately protect or enforce our intellectual property could negatively impact our business.
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
•We depend on foreign vendors and third-party agents for timely and effective sourcing of our merchandise, and we may not be able to acquire products in appropriate quantities and at acceptable prices to meet our needs.
•If our vendors fail to adhere to our quality control standards and test protocols, we may delay a product launch or recall a product, which could damage our reputation and negatively affect our operations and financial results.
•Our efforts to expand globally may not be successful and could negatively impact the value of our brands.
•We have limited experience operating on a global basis and our failure to effectively manage the risks and challenges inherent in a global business could adversely affect our business, operating results and financial condition and growth prospects.
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
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, inflationary pressures, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, outbreaks of disease, adverse weather, availability of consumer credit, consumer debt levels, conditions in the housing market, elevated interest rates, sales tax rates and rate increases, consumer confidence in future economic and political conditions, and consumer perceptions of personal well-being and security. In particular, past economic downturns and inflationary pressures have led to decreased discretionary spending, which adversely impacted our business. An uncertain economic environment could also cause our vendors to go out of business or our banks to discontinue lending to us or our vendors, or it could cause us to undergo restructurings, any of which would adversely impact our business and operating results. In addition, periods of decreased home purchases typically lead to decreased consumer spending on home products. These factors have affected, and may in the future affect, our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending have reduced and may in the future reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.
If we are unable to identify and analyze factors affecting our business, anticipate changing consumer preferences and buying trends, and manage our inventory and marketing spend commensurate with customer demand, our sales levels and operating results may decline.
Our success depends, in large part, upon our ability to identify and analyze factors affecting our business and to anticipate and respond in a timely manner to changing merchandise trends and customer demands in order to maintain and attract customers. For example, in the specialty home products business, style and color trends are constantly evolving. As a result, consumer preferences cannot be predicted with certainty and may change between selling seasons. We must be able to stay current with preferences and trends in our brands and address the customer tastes for each of our target customer demographics. Additionally, changes in customer preferences and buying trends may affect our brands differently. We must also be able to identify and adjust the customer offerings in each of our brands to cater to customer demands. For example, a change in customer preferences for children’s room furnishings may not correlate to a similar change in buying trends for other home furnishings. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly or may be delayed while we work to fill related backorders. Alternatively, we may be required to mark down certain products to sell any excess inventory or to sell such inventory through our outlet or other liquidation channels at prices which are significantly lower than our retail prices, any of which would negatively impact our business and operating results.
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
If we are unable to effectively manage our inventory levels and responsiveness of our supply chain, including predicting the appropriate levels and type of inventory to stock within each of our distribution facilities, our business and operating results may be harmed. For example, during the COVID-19 pandemic, we experienced elevated levels of demand for many of our products, and as a result, we encountered delays in fulfilling this demand and replenishing to appropriate inventory levels. Continued or lengthy delays in fulfilling customer demand could cause our customers to shop with our competitors instead of us, which could harm our business. Additionally, although we continue to insource furniture delivery hubs in certain geographies and continue with the regionalization of our retail and e-commerce fulfillment capabilities, we are subject to risks that may disrupt our supply chain operations or regionalization efforts, such as increasing labor costs, union organizing activity (including the UPS Teamsters negotiation scheduled to occur in mid-2023, the International Longshoremen's Association negotiations to occur during 2023, and the International Longshore & Warehouse Union negotiations to occur during 2023, which may affect port operations) and our ability to effectively locate real estate for our distribution facilities or other supply chain operations.
Further, we cannot control all of the various factors that might affect our e-commerce fulfillment rates and timely and effective merchandise delivery to our stores. We rely upon third-party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from our stores. In addition, we are heavily dependent upon certain carriers for the delivery of our merchandise to our customers. As a result of our dependence on all of these third-party providers, we are subject to risks, including labor disputes, union organizing activity (such as the UPS Teamsters negotiation scheduled to occur in mid-2023, the International Longshoremen's Association negotiations to occur during 2023, and the International Longshore & Warehouse Union negotiations to occur during 2023 which may affect port operations), adverse weather, natural disasters, climate change, the closure of such carriers’ offices or a reduction in operational hours due to an economic slowdown or the inability to sufficiently ramp up operational hours during an economic recovery or upturn, availability of adequate trucking or railway providers, the potential for railway and port worker strikes, possible acts of terrorism, war, outbreaks of disease or other factors affecting such carriers’ ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs and costs associated with any regulations to address climate change. Further, we have experienced, and may continue to experience increased costs and restricted capacity from our third-party shipping providers and shortages of raw materials used to make our products and increased costs associated with our packaging. Failure to deliver merchandise in a timely and effective manner could cause customers to cancel their orders and could damage our reputation and brands. In addition, fuel costs have been volatile and airline and other transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment expenses could negatively affect our business and operating results.
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
Our brands have wide recognition, and our success has been due in large part to our ability to maintain, enhance and protect our brand image and reputation and our customers’ connection to our brands. Our continued success depends in part on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online advertising campaigns. Even if we react appropriately to negative posts or comments about us and/or our brands on social media and online, our customers’ perception of our brand image and our reputation could be negatively impacted. In addition, customer sentiment could be shaped by our sustainability policies and related design, sourcing and operations decisions. Failure to maintain, enhance and protect our brand image could have a material adverse effect on our results of operations.
Our sales may be negatively impacted by increasing competition from companies with brands or products similar to ours.
The specialty e-commerce and retail businesses are highly competitive. We compete with other retailers that market lines of merchandise similar to ours. We compete with national, regional and local businesses that utilize a similar retail store strategy, as well as traditional furniture stores, department stores, direct-to-consumer businesses and specialty stores. The continued sales growth in the e-commerce industry has encouraged the entry of many new competitors, including discount retailers selling similar products at reduced prices, new business models, and an increase in competition from established companies, many of whom are willing to spend significant funds and/or reduce pricing in order to gain market share.
The competitive challenges facing us include:
•anticipating and quickly responding to changing consumer demands or preferences better than our competitors;
•maintaining favorable brand recognition and achieving customer perception of value;
•effectively marketing and competitively pricing our products to consumers in several diverse market segments;
•effectively managing and controlling our costs, including advertising spend;
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
The standards for tracking and reporting on ESG matters are relatively new, have not been formalized and continue to evolve. Collecting, measuring, and reporting ESG information and metrics can be difficult and time consuming and may require us to rely on data from third parties, such as suppliers and vendors, who may not reliably or accurately track or record such data. Our selected disclosure framework or standards may need to be changed from time to time, which may result in a lack of consistent or meaningful comparative data from period to period. In addition, our interpretation of reporting frameworks or standards may differ from those of others and such frameworks or standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.
Our ability to achieve any ESG-related goal or objective is subject to numerous risks, many of which are outside of our control, including: (i) the availability and cost of renewable energy sources, credits and technologies, (ii) evolving regulatory requirements affecting ESG standards or disclosures, (iii) the availability of vendors and suppliers that can meet our sustainability, diversity and other standards, and (iv) the availability and cost of raw materials that meet and further our sustainability goals.
If our ESG practices do not meet evolving consumer, employee, investor, regulatory body, or other stakeholder expectations and standards or our publicly-stated goals, then our reputation, our ability to attract or retain employees and our competitiveness, including as an investment and business partner, could be negatively impacted. Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current customers and investors may elect to do business with our competitors instead, and our ability to attract or retain employees could be negatively impacted. Our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also expose us to government enforcement actions and private litigation.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.
We are subject to changing rules and regulations promulgated by a number of federal, state, and local governmental and self-regulatory organizations, including the United States Securities and Exchange Commission ("SEC"), the New York Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly, regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by state regulators and other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized, fined or suffer other adverse consequences based on the inaccuracy, inadequacy or incompleteness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

If we are unable to effectively manage our e-commerce business and digital marketing efforts, our reputation and operating results may be harmed.
Our e-commerce channel has been our fastest-growing business over the last several years and represented more than 66% of our net revenues and profits in fiscal 2022. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control. We must continually respond to changing consumer preferences and buying trends relating to e-commerce usage, including an emphasis on mobile e-commerce. Our success in e-commerce has been strengthened in part by our ability to leverage the information we have on our customers to infer customer interests and affinities such that we can personalize the experience they have with us. We also utilize digital advertising to target internet and app users whose behavior indicates they might be interested in our products. Current or future legislation or changes to other corporations' policies may reduce or restrict our ability to use these techniques, which could reduce the effectiveness of our marketing efforts.
We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce and mobile websites and digital marketing efforts, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; human error; vendor reliability; changes in applicable federal and state regulations, such as the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), and related compliance costs; security breaches; and consumer privacy concerns. We must keep up to date with competitive technology trends and opportunities that are emerging throughout the retail environment, including the use of new or improved technology, evolving creative user interfaces, and other e-commerce marketing changes as it relates to paid search, re-targeting, loyalty programs, paid social advertising, and the proliferation of mobile usage, among others. While we endeavor to predict and invest in technology that is most relevant and beneficial to our company, our initiatives may not prove to be successful, may increase our costs, or may not succeed in driving sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales or margin in our e-commerce business, require us to impair certain assets, and damage our reputation and brands.
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
Although during the COVID-19 pandemic our revenues have grown, there is no guarantee that such growth will continue over a prolonged period of time or that our revenues will not decline as consumers return to the workplace and spend less time at home, or if the COVID-19 pandemic worsens due to new variants, either of which could result in decreased consumer spending in the markets in which we operate.

The continuing impact of the COVID-19 pandemic on our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, such as the impact from new variants, the extent and effectiveness of containment actions and vaccination rollout throughout the world, and the impact of these and other factors on our stores, offices, employees, distributors, vendors and customers. If we are not able to respond to and manage the impact of such events effectively, our business, operating results, financial condition and cash flows could be adversely affected.
Our failure to successfully manage the costs and performance of our digital advertising might have a negative impact on our business.
We use digital advertising to drive sales and traffic to our e-commerce sites. Competition and available inventory affect the price the company pays when ads are sold and costs which could impact the efficiency of our spend. Additionally, we have historically experienced fluctuations in our customers’ response to our marketing. Customer response to our advertisements is substantially dependent on merchandise assortment, availability and creative presentation, as well as the general retail sales environment, current domestic and global economic conditions and competition. In addition, if we misjudge the correlation between our advertising spend and net sales, if we mismanage budgets or if our strategy overall does not continue to be successful, our results of operations could be negatively impacted.
If we are unable to successfully manage the complexities associated with an omni-channel and multi-brand business, we may suffer declines in our existing business and our ability to attract new business.
With the expansion of our e-commerce business, the development of new brands, acquired brands, and brand extensions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our e-commerce business, might cannibalize a portion of our retail sales or our newer brands, brand extensions and products may result in a decrease in sales of existing brands and products. While we recognize that our e-commerce sales and sales from new brands and products cannot be entirely incremental to sales through our retail channel or from existing brands and products, respectively, we seek to attract as many new customers as possible with the most relevant channels, brands and products to meet customer needs and grow our market share. We continually analyze the business results of our channels, brands and products in an effort to find opportunities to build incremental sales.
A number of factors that affect our ability to successfully open new stores or close existing stores are beyond our control.
Approximately 34% of our net revenues are generated by our retail stores. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors, including:
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
•the unionization, or potential for unionization, of store personnel;
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
Our inability or failure to adequately protect or enforce our intellectual property could negatively impact our business.
We may not be able to effectively protect or enforce our intellectual property rights in the U.S. or in foreign jurisdictions, particularly as we continue to expand our business offerings and geographic reach. The laws of certain countries may not protect intellectual property rights to the same extent as the laws of the U.S. Our trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names, patents, designs, proprietary technology and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction, theft or other misappropriation of our intellectual property could diminish the value of our brands or reputation and cause a decline in our sales. Protection of our intellectual property and maintenance of our distinct branding are particularly important as they distinguish our products and services from our competitors. The actions we take to protect our intellectual property rights may not be adequate to prevent imitation of our brands and products by others, particularly in jurisdictions that do not have strong intellectual property protection. In addition, the costs of protecting and policing our intellectual property assets may adversely affect our operating results. Advances in artificial intelligence technology may generate developments, which existing intellectual property laws may not adequately protect against and which may also give rise to a proliferation of infringement which we may not be able to address effectively.
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
In addition, in the past, we have insourced certain aspects of our business, including certain technology services and the management of certain furniture manufacturing and delivery, each of which was previously outsourced to third-party providers. We may also need to continue to insource other aspects of our business in the future in order to control our costs and to stay competitive. This may cause disruptions in our business and result in increased cost to us. In addition, if we are unable to perform these functions better than, or at least as well as, our third-party providers, our business may be harmed.
If we fail to attract and retain key personnel, our business and operating results may be harmed.
Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any one of our key employees leaves, as we experienced during the last year, is seriously injured or unable to work, or fails to perform and we are unable to find a qualified replacement either internally or externally, we may be unable to execute our business strategy. In addition, our main offices are located in the San Francisco Bay Area, where competition for personnel with digital/e-commerce and technology skills can be intense. Several of our strategic initiatives, including our e-commerce, design, technology and supply chain initiatives, require that we hire and/or develop employees with appropriate experience. We may not be successful in recruiting, retaining and motivating skilled personnel domestically or globally who have the requisite experience to achieve our global business goals, and failure to do so may harm our business. Further, in the event we need to hire additional personnel, we may experience difficulties in attracting and successfully hiring such individuals due to competition for highly skilled personnel, increasing wages throughout the United States, as well as the significantly higher cost of living expenses in our markets. Additionally, if long-term, remote or flexible work options become more commonplace, potential employees may choose to move to lower cost of living areas or accept positions at companies with more favorable remote working policies, which could negatively impact our ability to recruit appropriately skilled personnel for positions that cannot be performed remotely. Lastly, we may experience reputational harm should current or former associates post negative comments about us on social media sites.
If we are unable to introduce new brands and brand extensions successfully, or to reposition or close existing brands, our business and operating results may be negatively impacted.
We have in the past and may in the future introduce new brands and brand extensions, reposition brands, close existing brands, or acquire new brands, especially as we continue to expand globally. Any new brands, brand extensions or expansion into new lines of business may not perform as expected. The work involved with integrating new brands or businesses into our existing systems and operations could be time-consuming, require significant amounts of management time and result in the diversion of substantial operational resources. Further, if we devote time and resources to new brands, acquired brands, brand extensions, brand repositioning, or new lines of business and those businesses are not as successful as we planned, then we risk damaging our overall business results or incurring impairment charges, including to write off any existing property and equipment, goodwill or intangible assets associated with previously acquired brands. As a result, we may not be able to introduce new brands in a manner that improves our overall business and/or operating results and may therefore be forced to close the brands or new lines of business, which may damage our reputation and/or negatively impact our operating results.
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

From time to time, we have been subject to these types of lawsuits and are currently the subject of some of these types of lawsuits. The cost of defending against these types of claims or the ultimate resolution of any such claims against us, whether by settlement or adverse court decision, may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions by government agencies and private litigation. This could subject us to increased exposure to stockholder lawsuits and potential penalties related to regulatory inquiries. Additionally, in recent years there has been an increase in the number of employment claims and, in particular, discrimination and harassment claims. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment or harassment-related lawsuits have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their business.
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
We receive, process, store, use and share data, some of which contains personal information. There are numerous federal, state, local and foreign laws and regulations regarding matters central to our business, data privacy and the collection, storing, sharing, use, processing, disclosure and protection of personal information and other data from customers, employees and business partners, the scope of which are regularly changing, subject to uncertain and differing interpretations and may be inconsistent among countries or conflict with other rules. For example, we are subject to the General Data Protection Regulation (“GDPR”) in the European Union and United Kingdom, the Canadian Consumer Privacy Protection Act in Canada ("CCPA"), and similar laws in other foreign countries. In addition, in November 2020, the California Privacy Rights Act ("CPRA") was passed in the General Election and amended the CCPA as of January 1, 2023, imposing new, and potentially broader, consumer privacy rights on businesses, including ours. Other states, including Colorado, Virginia, Utah, and Connecticut passed similar laws that take effect in 2023. The application and interpretation of these laws and regulations are often uncertain, and as the focus on data privacy and data protection increases globally and domestically, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us or our third-party vendors to modify our data processing practices and policies and to incur substantial costs in order to comply. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
Any failure or perceived failure by us to comply with our privacy policies, data privacy-related obligations to customers or other third parties, or our data privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, or other failure to comply with these laws and regulations, or regulatory scrutiny, may result in governmental enforcement actions or litigation that could expose our business to substantial financial penalties, or other monetary or non-monetary relief, negative publicity, loss of confidence in our brands, decline in customer growth or damage to our brands and reputation. The GDPR, CCPA, CPRA and other such laws and regulations impose new and burdensome obligations, and include substantial uncertainty as to their interpretation, and we may face challenges in addressing their requirements, which could result in fines or penalties, lead us or our third-party vendors to change our data privacy policies and practices and limit our ability to deliver personalized advertising. Additionally, if third parties that we work with, such as advertisers, service providers or developers, violate applicable laws or our policies, these violations may also put customers’ information at risk, which could, in turn, have an adverse effect on our business, revenue and financial results.
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
We recently replaced our core financial reporting and human capital management systems with new enterprise resource planning systems to standardize our processes worldwide and adopt best-in-class capabilities. As we continue to utilize our core financial reporting and human capital management systems, we may need to add or improve processes and features, which could disrupt service to our operations or cause errors in data. We are heavily reliant on third-party vendors for access to our systems and the accuracy of the functionality within the systems. If we encounter implementation or usage problems with these new systems or other related systems and infrastructure, or if the systems do not operate as intended, do not give rise to anticipated benefits, or fail to integrate properly with our other systems or software platforms, then our business, results of operations, and internal controls over financial reporting may be adversely affected.
Risks Related to our Vendors and Global Operations
Our dependence on foreign vendors and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.
Approximately 67% of our merchandise purchases in fiscal 2022 were sourced from foreign vendors predominantly in Asia and Europe. Our dependence on foreign vendors means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Although substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, the rising cost of labor in the countries in which our foreign vendors operate has resulted in increases in our costs of doing business. Any further increases in the cost of living in such countries may result in additional increases in our costs or in our foreign vendors going out of business.
We, and our foreign vendors, are also subject to other risks and uncertainties associated with changing economic, political, social, health and environmental conditions and regulations within and outside of the U.S. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), government regulations, trade restrictions, regulations to address climate change, employment and labor matters, wars and fears of war, political unrest, acts of terrorism, natural disasters, adverse weather, climate change, outbreaks of disease, and other unexpected events. We cannot predict whether any of the countries from which our raw materials or products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments, such as the tariffs levied by the U.S. against China, or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors could increase the cost, reduce the supply of merchandise available to us, or result in excess inventory if merchandise is received after the planned or appropriate selling season, all of which could adversely affect our business, financial condition and operating results. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or increased tariffs or quotas, war, political unrest, acts of terrorism, natural disasters, adverse weather, climate change, outbreaks of disease or other trade disruptions. For example, the COVID-19 pandemic impacted our supply chain by forcing some factories that manufacture our merchandise to temporarily close or experience worker shortages and by causing delays and increased costs in international shipping. In addition, an economic downturn, or failure of foreign markets, may result in financial instabilities for our foreign vendors, which may cause our foreign vendors to decrease production, discontinue selling to us, or cease operations altogether. Our global operations in Asia, Australia, Europe and Canada could also be affected by changing economic and political conditions in foreign countries, which could have a negative effect on our business, financial condition and operating results.
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
Furthermore, many of our raw materials, such as cotton, are generally sourced internationally, and represent a significant part of our business. As part of our sustainability goals and preferred raw materials strategy, we aim to shift our raw materials to lower emission options, where possible. Many key inputs and processes in our raw material supply chain are resource and carbon intensive, introducing risk of scarcity due to disruption in availability, price volatility, and drought or other supply issues. Furthermore, as more companies increase their use of organic, recycled, lower emission or related materials in their product assortments, the availability of raw materials that meet and further our sustainability goals may be a risk. As a result of these developments, our business and operating results could be negatively impacted.
We depend on foreign vendors and third-party agents for timely and effective sourcing of our merchandise, and we may not be able to acquire products in appropriate quantities and at acceptable prices to meet our needs.
Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We generally have no contractual assurances of continued supply, pricing, or access to new products, and any vendor could change the terms upon which it sells to us, discontinue selling to us, or go out of business at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us. Additionally, we may not be able to modify our existing purchase orders with our vendors in response to fluctuating sales demand from our customers. Better than expected sales demand may lead to customer backorders and lower in-stock positions of our merchandise, which could negatively affect our business and operating results. Conversely, if we experience lower than expected sales demand, we may not be able to reduce our purchase orders with our vendors, which may lead to higher than anticipated inventory levels, and could require us to mark down certain products and sell excess inventory at a discount. In addition, our vendors may have difficulty adjusting to our changing demands and growing business.
Any inability to acquire the appropriate amount of suitable merchandise on acceptable terms or the loss of one or more of our foreign vendors or third-party agents could have a negative effect on our business and operating results. Failure to acquire sufficient merchandise could harm our business because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new vendors or third-party agents, and products from alternative sources, if any, may not be of a suitable quality and/or may be more expensive than those we currently purchase. Failure to reduce our merchandise orders from our vendors during times of decreased customer demand could also harm our business because it may result in higher than anticipated inventory levels, which could require us to sell inventory at a discount. In addition, we are subject to certain risks that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable to us, including risks related to the availability of raw materials, labor disputes, work disruptions or stoppages, union organizing activities, vendor financial liquidity, adverse weather, natural disasters, political unrest, war, acts of terrorism, outbreaks of disease (such as the COVID-19 pandemic), general economic and political conditions and regulations to address climate change. For example, certain of our vendors have experienced work disruptions or stoppages, or transportation or other restrictions, due to the COVID-19 pandemic, which negatively impacted our ability to acquire merchandise, which has had an adverse effect on our results of operations.
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
We are currently growing our business and increasing our global presence by opening new stores outside of the U.S., including by expanding our franchise and shop-in-shop operations, and offering shipping globally through third-party vendors. As part of our overall global expansion strategy, we operate company-owned retail stores and e-commerce websites outside of North America. While our global expansion to date has been a small part of our business, we plan to continue to increase our presence internationally, including through our franchise and shop-in-shop arrangements. We have limited experience with global sales, understanding foreign consumer preferences, anticipating buying trends in different countries, marketing to customers overseas, or managing shipping logistics to customers overseas. Moreover, global awareness of our brands and our products may not be high. Consequently, we may not be able to successfully compete with established brands in these markets and our global sales may not result in the revenues we anticipate. Additionally, global economic or political instability, work disruptions or stoppages, war or fear of war or outbreaks of diseases (such as the COVID-19 pandemic) and resulting government actions (such as lockdowns or quarantines), may delay or harm our efforts to expand globally. Also, our products may not be accepted, either due to foreign legal requirements or due to different consumer tastes and trends. If our global growth initiatives are not successful, or if we or any of our third-party vendors fail to comply with any applicable regulations or laws, we may be forced to close stores or cease operations in certain countries, which may result in significant financial harm, diminish the value of our brands and negatively affect our future opportunities for global growth.
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
We operate several retail businesses, subsidiaries and branch offices throughout Asia, Australia, Europe, Mexico, and Canada, which includes managing overseas employees, and may expand these overseas operations in the future. Our global presence exposes us to the laws and regulations of these jurisdictions, including those related to marketing, privacy, data protection, employment and product safety and testing. We may be unable to keep current with government requirements as they change from time to time. Our failure to comply with such laws and regulations may harm our reputation, adversely affect our future opportunities for growth and expansion in these countries, and harm our business and operating results.
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
•reputational harm due to negative post about our brands or products on foreign social media or online forums;
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
In addition, as we continue to expand our global operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate. We must ensure that our employees and third-party agents comply with these laws. If any of our overseas operations, or our employees or third-party agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.
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
We are subject to income taxes in many U.S. and foreign jurisdictions. Our provision for income taxes is subject to volatility and could be adversely impacted by a number of factors that require significant judgment and estimation. At any point in time, multiple tax years are subject to examination by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly and annual effective tax rates as taxable events occur and uncertain tax positions are either evaluated or resolved. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or losses in countries with differing statutory tax rates or by changes to existing laws or regulations. For example, in 2021, 137 member states of the Organization of Economic Co-operation and Development agreed to a two-pillar inclusive framework that will fundamentally change the taxing rights of governments and the allocation of profits among tax jurisdictions in which companies conduct business. In December 2022, the European Union adopted the Minimum Tax Directive under Pillar 2 of the inclusive framework, requiring member states to pass legislation by the end of 2023. Although it is uncertain if some or all of these proposals will be enacted into law in the U.S. or in other countries in which we operate, it is possible that such changes could materially impact our effective tax rate. We regularly assess all of these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.

Risks Related to our Financial Statements and Liquidity
We may require funding from external sources, which may not be available at the levels we require, or may cost more than we expect, and, as a consequence, our expenses and operating results could be negatively affected.
We regularly review and evaluate our liquidity and capital needs. Although our credit facilities provide for up to a total of $750 million in unsecured revolving lines of credit (which includes a $250 million accordion feature subject to lender consent), in the event we require additional liquidity from our lenders, such funds may not be available to us on acceptable terms, or at all. In addition, in the event we were to breach any of our financial covenants, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing Credit Facility on less favorable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers, or our Credit Facility, on terms that are acceptable to us, or at all, as the availability of credit facilities may become limited. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.
Disruptions in the financial markets may adversely affect our liquidity and capital resources and our business.
Global financial markets and the banking sector can experience extreme volatility, disruption and credit contraction, which adversely affect global economic conditions. Such turmoil in financial and credit markets or other changes in economic conditions could adversely affect the sources of liquidity available to us and our costs of capital. For example, each financial institution in the syndicate for our credit facilities is responsible for providing a portion of the loans to be made under the facilities. If any lender, or group of lenders, with a significant portion of the commitments in our credit facilities fails to satisfy its obligations to extend credit under the facilities and we are unable to find a replacement for such lender or group of lenders on a timely basis, if at all, our liquidity and our business may be materially adversely affected. In addition, if the U.S. government were to default on its debt obligations due to Congress’ failure to increase the debt limit, the U.S. and global financial markets would be adversely affected and our liquidity and borrowing costs could be adversely impacted. Should we need it, we also may not be able to obtain additional credit on terms which are acceptable to us, if at all.

Our operating results may be harmed by unsuccessful management of our employment, occupancy and other operating costs, and the operation and growth of our business may be harmed if we are unable to attract qualified personnel.
To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We incur substantial costs to warehouse and distribute our inventory. We continue to expand our furniture delivery network including insourcing and third party expansion of furniture delivery hubs in certain geographies and continue to regionalize our retail and e-commerce fulfillment capabilities. Significant increases in our inventory levels may result in increased warehousing and distribution costs, such as costs related to additional distribution facilities, which we may not be able to lease or purchase on acceptable terms, if at all. Such increases in inventory levels may also lead to slower delivery times to customers, as capacity constraints at distribution facilities could cause delays in locating and shipping products, and increases in costs associated with inventory that is lost, damaged or aged. Higher than expected costs, particularly if coupled with lower than expected sales, would negatively impact our business and operating results. In addition, in times of economic uncertainty, these long-term contracts may make it difficult to quickly reduce our fixed operating costs, which could negatively impact our business and operating results.
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
Certain of our financial obligations and instruments, including our credit facilities, are or may be made at variable interest rates that use LIBOR (or metrics derived from or related to LIBOR) as a benchmark for establishing the interest rate. The United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR, and most LIBOR tenors are not expected to be published after June 30, 2023. These reforms may result in new methods of calculating LIBOR to be established, or alternative reference rates to be established. For example, the Federal Reserve Bank of New York has begun publishing a Secured Overnight Funding Rate, or SOFR, which is intended to replace U.S. dollar LIBOR, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. The potential consequences of these actions cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows, and liquidity.
If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.
We have historically repurchased our shares through our stock repurchase program and paid a common stock dividend quarterly. The stock repurchase program and dividend may require the use of a significant portion of our cash earnings, which are also needed to fund our operations and finance future growth. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures, which could adversely affect our financial performance. Further, our Board of Directors may, at its discretion, decrease or entirely discontinue the payment of dividends at any time and the stock repurchase program may be limited or eliminated at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors, that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may negatively impact our stock price.
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
For our store locations, our gross leased store space as of January 29, 2023 totaled approximately 5,962,000 square feet for 530 stores compared to approximately 6,004,000 square feet for 544 stores as of January 30, 2022.
Leased Properties
The following table summarizes the location and size of our leased facilities occupied by us as of January 29, 2023:

Location	Occupied Square Footage (Approximate)
Distribution and Manufacturing Facilities
U.S. Operations
New Jersey	3,269,000
California	3,150,000
Mississippi	2,267,000
Texas	1,682,000
Georgia	1,537,000
Arizona	1,200,000
Florida	650,000
Tennessee	603,000
North Carolina	412,000
Ohio	329,000
Massachusetts	140,000
Colorado	125,000
Oregon	93,000
Foreign Operations
Australia	187,000
Corporate Facilities
New York	238,000
California	94,000
Oregon	61,000
Customer Care Centers
Nevada	36,000
Other	25,000
In addition to the above leased properties, we enter into agreements for other offsite storage needs for our distribution facilities and our retail store locations, as necessary. As of January 29, 2023, the total leased space related to these properties was not material to us and is not included in the occupied square footage reported above.
Owned Properties
As of January 29, 2023, we owned 471,000 square feet of space, primarily in California, for our corporate headquarters and certain data center operations.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The closing price of our common stock on the NYSE on March 19, 2023 was $116.86.
STOCKHOLDERS
The number of stockholders of record of our common stock as of March 19, 2023 was 286. This number excludes stockholders whose stock is held in nominee or street name by brokers.
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
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Williams-Sonoma, Inc., the NYSE Composite Index,
and S&P Retailing

*$100 invested on January 28, 2018 in stock or index, including reinvestment of dividends. Fiscal year ended January 29, 2023.

	1/28/18	2/3/19	2/2/20	1/31/21	1/30/22	1/29/23
Williams-Sonoma, Inc.	$100.00	$104.33	$139.37	$262.59	$320.43	$268.67
NYSE Composite Index	$100.00	$94.38	$107.18	$116.13	$137.22	$135.37
S&P Retailing	$100.00	$108.42	$127.45	$180.19	$195.77	$160.10
Notes:
A.The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.The indices are re-weighted daily, using the market capitalization on the previous trading day.
C.If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

STOCK REPURCHASE PROGRAM
During fiscal 2022, we repurchased 6,423,643 shares of our common stock at an average cost of $137.00 per share and a total cost of $880.0 million under our $1.5 billion stock repurchase program approved in March 2022. As of January 29, 2023, there was $690.0 million remaining under our current stock repurchase program. In March 2023, our Board of Directors authorized a new stock repurchase program for $1 billion, which replaced our existing program.
The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2022 under our stock repurchase program:

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program[1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
October 31, 2022 – November 27, 2022	—	—	—	$729,044,000
November 28, 2022 – December 25, 2022	341,935	$114.30	341,935	$689,962,000
December 26, 2022 – January 29, 2023	—	—	—	$689,962,000
Total	341,935	$114.30	341,935	$689,962,000

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
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended January 29, 2023 (“fiscal 2022”), and the 52 weeks ended January 30, 2022 (“fiscal 2021”) should be read in conjunction with our Consolidated Financial Statements and notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
A discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended January 30, 2022 (“fiscal 2021”), compared to the 52 weeks ended January 31, 2021 (“fiscal 2020”), can be found under Item 7 in our Annual Report on Form 10-K for fiscal 2021, filed with the SEC on March 28, 2022, which is available on the SEC’s website at www.sec.gov and under the Financial Reports section of our Investor Relations website.
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
During fiscal 2021 and continuing through fiscal 2022, global supply chain disruptions, including COVID-19 related factory closures and increased port congestion, caused delays in inventory receipts and backorder delays, increased raw material costs, and higher shipping-related charges. We expect the impact of higher product costs, ocean freight, detention and demurrage to continue into fiscal 2023, which could negatively impact our business.
Fiscal 2022 Financial Results
Net revenues in fiscal 2022 increased $428.5 million, or 5.2%, with company comparable brand revenue ("company comp") growth of 6.5%. This was driven by strong order fulfillment and growth initiatives. On a two-year basis, company comp growth was 28.5%. Pottery Barn, our largest brand, delivered 14.9% comparable brand revenue ("brand comp") growth driven by our growth initiatives such as our accessible home, apartment and our market-place assortment. On a 3-year basis, Pottery Barn delivered 54.0% brand comp growth. In West Elm, brand comp growth was 2.5% with strong operating margins, on top of 33.1% brand comp growth the prior year, resulting in a 35.6% brand comp growth on a two-year basis. On a 3-year basis West Elm generated 50.8% brand comp growth. West Elm is our brand most affected by the current tough macroeconomic environment. Our Williams Sonoma brand had a brand comp decrease of 1.7% as we continued recovery in our in-stock inventory position and increased our focus on product exclusivity and innovation. On a 3-year basis, Williams Sonoma generated 32.6% brand comp growth. In our Pottery Barn Kids and Teen businesses, we saw brand comp growth of 0.4% driven by growth in baby and dorm as in-stock inventory improved. Finally, our emerging brands, Rejuvenation and Mark and Graham, combined, delivered 9.6% brand comp growth.
We ended the year with a cash balance of $367.3 million and generated positive operating cash flow of $1.1 billion. In addition to our strong cash balance, we also ended the year with no outstanding borrowings under our revolving line of credit. This strong liquidity position allowed us to fund the operations of the business by investing $354.1 million in capital expenditures during fiscal 2022, and to provide shareholder returns of approximately $1.1 billion in fiscal 2022 through share repurchases and dividends.
In fiscal 2022, diluted earnings per share was $16.32 (which included a $0.21 impact from the impairment of Aperture, a division of our Outward, Inc. subsidiary) versus $14.75 in fiscal 2021 (which included a $0.10 impact from acquisition-related expenses of Outward, Inc.).
Our three key differentiators - our in-house design, our digital-first channel strategy, and our values - continued to distinguish us as the world’s largest digital-first, design-led and sustainable home retailer. Our in-house design capabilities and vertically integrated sourcing organization allow us to deliver high-quality, sustainable products at competitive prices. Through our e-commerce platform, our in-house customer relationship management and data analytic teams optimize our digital spend and customer connections. Our stores serve as design centers and omni-fulfillment hubs.
Along with our key differentiators, our success and profitability are driven by our growth initiatives that are cross-brand and/or outside of our core brands. Our largest cross-brand growth driver is business-to-business, which positions us to furnish our customers everywhere - from restaurants to hotels, from football stadiums to office spaces.
Another successful growth initiative is our expansion into global markets. We have expanded our franchise business into India with an exclusive and differentiated product line, and our three stores and websites are outperforming our expectations in a market where we see tremendous opportunity. In Canada, we relaunched our websites and saw improvements in conversion and average unit retail across brands.
Our emerging brands, Rejuvenation and Mark and Graham, have also provided incremental growth. These two brands service the white space needs of customers. At Rejuvenation, we’re expanding into remodel categories related to kitchen and bathroom, including vanities, cabinet hardware and custom wall lighting. At Mark and Graham, our high-quality gift and personalization business is resonating with our customers, and we saw outsized growth in the travel space including luggage and accessories.
As a digital-first company, we are in continuous pursuit of incremental improvement to our customers’ shopping journey online. We have improved several product-finding and purchasing experiences on our websites, including improved room styling, native registry applications, and the removal of friction in the checkout process. Additionally, we are focused on continued optimization and automation in our distribution centers and logistics networks to improve our service times.
On the sustainability front, we take great pride in the progress we are making within our impact initiatives and ESG leadership across the home furnishings industry. These commitments are reflected in the high quality, durable, sustainable products that we offer our customers, and continues to distinguish our company and our brands.
Looking Ahead to 2023
As we look forward to the year ahead, we believe our key differentiators – our in-house design, our digital-first channel strategy, and our values, our growth initiatives and our unique operating model will set us apart from our competition and allow us to drive long-term growth and profitability. However, the current uncertain macroeconomic environment with the weak housing market, layoffs, inflationary pressure and possible recession may impact our results. Additionally, we continue to experience increased costs across our global supply chain, including higher product costs, higher freight and incremental distribution center costs for additional space to support our overall growth. It is hard to predict with certainty when these supply chain and macroeconomic challenges will be fully resolved and we currently expect these challenges to negatively impact our results into fiscal 2023. In the back half of fiscal 2023, we believe these gross margin pressures may become tailwinds that support our profitability. Despite these challenges, we believe our key differentiators, our growth initiatives and our unique operating model leave us well-positioned to mitigate these challenges in both the short- and long- term. For information on risks, please see “Risk Factors” in Part I, Item 1A.

Results of Operations
NET REVENUES
Net revenues consist of sales of merchandise to our customers through our e-commerce websites, retail stores and direct-mail catalogs, and include shipping fees received from customers for delivery of merchandise to their homes. Our revenues also include sales to our business-to-business customers and franchisees, incentives received from credit card issuers in connection with our private label and co-branded credit cards, and breakage income related to our stored-value cards.
Net revenues in fiscal 2022 increased $428.5 million, or 5.2%, with company comp growth of 6.5%. This was driven by strong order fulfillment and growth initiatives. On a two-year basis, company comp increased 28.5%.
The following table summarizes our net revenues by brand for fiscal 2022 and fiscal 2021:

(In thousands)	Fiscal 2022 [1]	Fiscal 2021 [1]
Pottery Barn	$3,555,521	$3,120,687
West Elm	2,278,131	2,234,548
Williams Sonoma	1,286,651	1,345,851
Pottery Barn Kids and Teen	1,132,937	1,139,893
Other [2]	421,177	404,957
Total	$8,674,417	$8,245,936
1Includes business-to-business net revenues within each brand.
2Primarily consists of net revenues from Rejuvenation, our international franchise operations and Mark and Graham.
Comparable Brand Revenue
Comparable brand revenue includes comparable e-commerce sales, including through our direct-mail catalog, and store sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months, and which have been open for at least 12 consecutive months without closure for more than seven days within the same fiscal month. Comparable stores that were temporarily closed during fiscal 2021 due to COVID-19 were not excluded from the comparable brand revenue calculation. Outlet comparable store net revenues are included in their respective brands. Business-to-business revenues are included in comparable brand revenue for each of our brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and e-commerce websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales are meaningful to evaluating their performance. Additionally, comparable brand revenue growth for newer concepts is not separately disclosed until such time that we believe those sales are meaningful to evaluating the performance of the brand.

Comparable brand revenue growth (decline)	Fiscal 2022 [1]	Fiscal 2021 [1]
Pottery Barn	14.9%	23.9%
West Elm	2.5	33.1
Williams Sonoma	(1.7)	10.5
Pottery Barn Kids and Teen	0.4	11.6
Total [2]	6.5%	22.0%
1Comparable brand revenue includes business-to-business revenues within each brand.
2Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

RETAIL STORE DATA

	Fiscal 2022	Fiscal 2021 [1]
Store count – beginning of year	544	581
Store openings	15	12
Store closings	(29)	(49)
Store count – end of year	530	544
Store selling square footage at year-end	3,813,000	3,821,000
Store leased square footage (“LSF”) at year-end	5,962,000	6,004,000
1 Retail store data for fiscal 2021 includes stores temporarily closed due to COVID-19. All stores were reopened as of the end of fiscal 2021.

	Fiscal 2022		Fiscal 2021
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Pottery Barn	188	14,800	188	14,500
Williams Sonoma	165	6,800	174	6,800
West Elm	122	13,200	121	13,200
Pottery Barn Kids	46	7,700	52	7,700
Rejuvenation	9	8,000	9	9,400
Total	530	11,200	544	11,000
COST OF GOODS SOLD

(In thousands)	Fiscal 2022	% Net Revenues	Fiscal 2021	% Net Revenues
Cost of goods sold [1]	$4,996,684	57.6%	$4,613,973	56.0%
1Includes occupancy expenses of $785.4 million and $728.0 million in fiscal 2022 and fiscal 2021, respectively.
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
Our classification of expenses in cost of goods sold may not be comparable to other public companies, as we do not include non-occupancy-related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third-party warehouse management and other distribution-related administrative expenses, are recorded in selling, general and administrative expenses ("SG&A").
Fiscal 2022 vs. Fiscal 2021
Cost of goods sold increased $382.7 million, or 8.3%, compared to fiscal 2021. Cost of goods sold as a percentage of net revenues increased to 57.6% from 56.0% in fiscal 2021. This increase was primarily driven by (i) higher input costs as we absorbed higher product costs, ocean freight, detention and demurrage due to the impact of supply chain disruption and global inflation pressures, (ii) higher outbound customer shipping costs due to out-of-market shipping and shipping multiple times for multi-unit orders, and (iii) higher occupancy costs resulting from incremental costs from our new distribution centers on the east and west coasts to support our long-term growth, which was partially offset by our retail store optimization initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

(In thousands)	Fiscal 2022	% Net Revenues	Fiscal 2021	% Net Revenues
Selling, general and administrative expenses	$2,179,311	25.1%	$2,178,847	26.4%
SG&A consists of non-occupancy-related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third-party credit card processing and other general expenses.
Fiscal 2022 vs. Fiscal 2021
SG&A increased $0.5 million and remained relatively flat compared to fiscal 2021. SG&A as a percentage of net revenues decreased to 25.1% from 26.4% for fiscal 2021. This decrease in rate was primarily driven by the leverage of employment costs and advertising expenses from overall cost discipline and adjusted incentive compensation commensurate with business performance.
INCOME TAXES
The effective income tax rate was 24.8% for fiscal 2022 and 22.4% for fiscal 2021. Compared to fiscal 2021, the increase in the tax rate is primarily due to less excess tax benefit from stock-based compensation in fiscal 2022, the return to provision difference between the two fiscal years, the expiration of the statutes of limitation related to uncertain tax positions in fiscal 2021 and the change in permanent reinvestment assertion on Canadian earnings in fiscal 2022.
Since the Tax Cuts and Jobs Act of 2017, we have elected not to provide for income taxes with respect to the earnings of Canada after fiscal 2017. In the second quarter of fiscal 2022, we assessed the overall forecasted cash needs and financial position of our foreign subsidiaries, and management decided to no longer assert its intent to indefinitely reinvest undistributed earnings in Canada. As a result of this change in assertion, we recorded $2.4 million of tax expense mainly related to Canadian withholding taxes.
The Inflation Reduction Act, enacted on August 16, 2022, includes a new 15% minimum tax on “adjusted financial statement income” beginning with the Company’s fiscal year 2023, and a new 1% excise tax on stock repurchases after December 31, 2022, which will be included in the acquisition cost of treasury stock recorded within stockholders' equity. While these tax law changes had no immediate effect in fiscal 2022 and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.
LIQUIDITY AND CAPITAL RESOURCES
Material Cash Requirements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our Consolidated Balance Sheet as of January 29, 2023, while others are considered future obligations. Our material cash requirements as of January 29, 2023 include the following contractual obligations and commitments arising in the normal course of business:
•Our operating leases had fixed lease payment obligations, including imputed interest, of $1.7 billion, with $308.3 million payable within 12 months. See Note E to our Consolidated Financial Statements for amount outstanding as of January 29, 2023 related to operating leases.
•Our purchase obligations consist primarily of open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business. As of January 29, 2023, our purchase obligations were approximately $981.0 million, with $910.0 million expected to be settled within 12 months.
In addition, we had $37.1 million of unrecognized tax benefits recorded in our accompanying Consolidated Balance Sheet as of January 29, 2023, for which we cannot make a reasonably reliable estimate of the amount and period of payment. See Note D to our Consolidated Financial Statements for information related to income taxes.
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

Dividends
In fiscal 2022 and fiscal 2021, total cash dividends declared were approximately $216.3 million, or $3.12 per common share, and $199.4 million, or $2.60 per common share, respectively. In March 2023, our Board of Directors authorized a 15% increase in our quarterly cash dividend, from $0.78 to $0.90 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.
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
Sources of Liquidity
As of January 29, 2023, we held $367.3 million in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts and money market funds, and of which $81.2 million was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
Throughout the fiscal year, we utilize our cash resources to build our inventory levels in preparation for our fourth quarter holiday sales. Our largest source of operating cash flows is cash collections from the sale of our merchandise throughout the year. In fiscal 2023, we plan to use our cash resources to fund our inventory and inventory-related purchases, employment related-costs, advertising and marketing initiatives, rental payments on our leases, stock repurchases and dividend payments, property and equipment purchases, and the payment of income taxes.
In addition to our cash balances on hand, we have a credit facility (the "Credit Facility") which provides for a $500 million unsecured revolving line of credit (the “Revolver”). Our Revolver may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Revolver by up to $250 million to provide for a total of $750 million of unsecured revolving credit.
Currently, the interest rate applicable to the Revolver is variable and may be elected by us as: (i) the LIBOR plus an applicable margin based on our leverage ratio ranging from 0.91% to 1.775% or (ii) a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio ranging from 0% to 0.775%. However, as a result of the future cessation of LIBOR, our interest rate will change in fiscal 2023 in accordance with the Credit Facility. On the earliest of (i) the date that LIBOR rates permanently or indefinitely cease to be provided, (ii) June 30, 2023 or (iii) the early opt-in effective date which is determined by us, the replacement benchmark rate will be determined.
During fiscal 2022, we had no borrowings under our Revolver. Additionally, as of January 29, 2023, issued but undrawn standby letters of credit of $11.2 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of January 29, 2023, we were in compliance with our financial covenants under our credit facilities and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of January 29, 2023, the aggregate amount outstanding under our letter of credit facilities was $0.5 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 19, 2022, we renewed all three of our letter of credit facilities on substantially similar terms. Two of the letter of credit facilities totaling $30 million mature on August 19, 2023, and the latest expiration date possible for future letters of credit issued under these facilities is January 16, 2024. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.

Cash Flows from Operating Activities
For fiscal 2022, net cash provided by operating activities was $1.1 billion compared to $1.4 billion in fiscal 2021. For fiscal 2022, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, partially offset by higher spending on merchandise inventories as a result of our efforts to improve our in-stock position as well as accounts payable. Net cash provided by operating activities compared to fiscal 2021 decreased primarily due to decreases in accounts payable and accrued expenses and other liabilities.
Cash Flows from Investing Activities
For fiscal 2022, net cash used in investing activities was $354.0 million compared to $226.2 million in fiscal 2021 and was primarily attributable to purchases of property and equipment related to technology and supply chain enhancements.
Cash Flows from Financing Activities
For fiscal 2022, net cash used in financing activities was $1.2 billion compared to $1.5 billion in fiscal 2021 and was primarily attributable to the repurchases of common stock and payment of dividends. Net cash used in financing activities for fiscal 2022 decreased compared to fiscal 2021 primarily due to the repayment of debt in the fiscal 2021 that did not recur in fiscal 2022.
IMPACT OF INFLATION
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain and other disruptions caused by the COVID‐19 pandemic and the uncertain economic environment. Global trends, including inflationary pressures, are weakening customer sentiment, negatively impacting consumer spending behavior and slowing down consumer demand for our products. However, our unique operating model and pricing power helped mitigate these increased costs during fiscal 2022. We cannot be assured that our results of operations and financial condition will not be materially impacted by inflation in the future. For information on risks, please see “Risk Factors” in Part I, Item 1A.
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
Merchandise Inventories
The significant estimates used in our inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or net realizable value reserves) and estimates of inventory shrinkage. We reserve for obsolescence based on historical trends of inventory sold below cost and specific identification.
The reserves for shrinkage are recorded throughout the year based on historical shrinkage results, cycle count results within our distribution centers, expectations of future shrinkage and current inventory levels, and are therefore subject to uncertainty. Actual shrinkage is recorded at year-end based on the results of our cycle counts and year end physical inventory counts, and can vary from our estimates recorded throughout the year due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution facilities and off-site storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no material shrinkage reserve at year-end. Historically, actual shrinkage has not differed materially from our estimates.
Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on our net earnings. As of January 29, 2023 and January 30, 2022, our inventory obsolescence reserves were $24.7 million and $14.0 million, respectively.
Long-lived Assets
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. The asset group is comprised of both property and equipment and operating lease right-of-use assets. Impairment may result when the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows over its remaining useful life. Our estimate of undiscounted future cash flows over the lease term is based upon our experience, the historical operations and estimates of future profitability and economic conditions. The estimates of future profitability and economic conditions require estimating such factors as sales growth, gross margin, employment costs, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. For right-of-use assets, we determine the fair value of the assets by using estimated market rental rates. These estimates can be affected by factors such as future results, real estate supply and demand, closure plans, and economic conditions that can be difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the excess of the asset or asset group’s net carrying value over its estimated fair value.
During fiscal 2022, we recognized impairment charges of $3.3 million related to the impairment of property and equipment and $2.6 million related to the impairment of operating lease right-of-use assets, due to lower projected revenues and fair market rental values resulting from underperforming stores in Australia, and we also recognized impairment charges of $9.7 million related to the impairment of property and equipment associated with Aperture, a division of our Outward, Inc. subsidiary, due to these assets not being recoverable in light of projected future cash flows, all of which is recognized within SG&A. During fiscal 2021, no impairment charges were recognized. During fiscal 2020, we recognized asset impairment charges of approximately $19.2 million related to property and equipment and $7.9 million related to right-of use assets for our retail stores, which is recognized within SG&A.
Leases
The significant estimates used in accounting for our leases relate to the incremental borrowing rate used in the present value of lease obligations calculation. As our leases generally do not provide information about the rate implicit in the lease, we utilize an estimated incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. We use judgment in determining our incremental borrowing rate, which is applied to each lease based on the lease term. A 50 basis point increase or decrease in the incremental borrowing rate would not have a material impact on the value of our new or remeasured right-of-use assets and lease liabilities. As of fiscal 2022 and fiscal 2021, our incremental borrowing rates were 3.4% and 3.2%, respectively. Many of our leases contain renewal and early termination options. The option periods are generally not included in the lease term used to measure our lease liabilities and right-of-use assets upon commencement, as we do not believe the exercise of these options to be reasonably certain. We remeasure the lease liability and right-of-use asset when we are reasonably certain to exercise a renewal or an early termination option. We use judgment in determining lease classification, including our determination of the economic life and the fair market value of the identified asset. The fair market value of the identified asset is generally estimated based on comparable market data provided by third-party sources.
Income Taxes
We record reserves for our estimates of the additional income tax liability that is more likely than not to result from the ultimate resolution of foreign and domestic tax examinations. The results of these examinations and negotiations with taxing authorities may affect the ultimate settlement of these issues. We review and update the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax examination, upon expiration of statutes of limitation, or upon occurrence of other events. As of January 29, 2023, we had $37.1 million of gross unrecognized tax benefits, of which $31.0 million would, if recognized, affect the effective tax rate. Additionally, we accrue interest and penalties related to these unrecognized tax benefits in the provision for income taxes. As of January 29, 2023 and January 30, 2022, our accruals for the payment of interest and penalties totaled $6.1 million and $5.7 million, respectively. Due to the potential resolution of tax issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of $0 to $6.2 million.
In order to compute income tax on an interim basis, we estimate what our effective tax rate will be for the full fiscal year and adjust these estimates throughout the year as necessary. Adjustments to our income tax provision due to changes in our estimated effective tax rate are recorded in the interim period in which the change occurs. The tax expense (or benefit) related to items other than ordinary income is individually computed and recognized when the items occur. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of our earnings in various taxing jurisdictions or changes in tax law. Our effective tax rates for fiscal 2022 and fiscal 2021 were 24.8% and 22.4%, respectively.

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
Interest Rate Risk
Our Revolver has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During fiscal 2022, we had no borrowings under the Revolver.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of January 29, 2023, our investments, made primarily in interest bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from vendors outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us during fiscal 2022 or fiscal 2021. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in fiscal 2022, we have continued to see volatility in the exchange rates in the countries in which we do business. Additionally, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current consolidated financial statements. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note L to our Consolidated Financial Statements).

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.
Consolidated Statements of Earnings

	For the Fiscal Year Ended
(In thousands, except per share amounts)	January 29, 2023	January 30, 2022	January 31, 2021
Net revenues	$8,674,417	$8,245,936	$6,783,189
Cost of goods sold	4,996,684	4,613,973	4,146,920
Gross profit	3,677,733	3,631,963	2,636,269
Selling, general and administrative expenses	2,179,311	2,178,847	1,725,572
Operating income	1,498,422	1,453,116	910,697
Interest (income) expense, net	(2,260)	1,865	16,231
Earnings before income taxes	1,500,682	1,451,251	894,466
Income taxes	372,778	324,914	213,752
Net earnings	$1,127,904	$1,126,337	$680,714
Basic earnings per share	$16.58	$15.17	$8.81
Diluted earnings per share	$16.32	$14.75	$8.61
Shares used in calculation of earnings per share:
Basic	68,021	74,272	77,260
Diluted	69,100	76,354	79,055

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Comprehensive Income

	For the Fiscal Year Ended
(In thousands)	January 29, 2023	January 30, 2022	January 31, 2021
Net earnings	$1,127,904	$1,126,337	$680,714
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,572)	(4,488)	8,195
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $329, $(91) and $(113)	932	(247)	(315)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $121, $(371) and $149	(341)	1,024	(410)
Comprehensive income	$1,124,923	$1,122,626	$688,184

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Balance Sheets

	As of
(In thousands, except per share amounts)	January 29, 2023	January 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$367,344	$850,338
Accounts receivable, net	115,685	131,683
Merchandise inventories, net	1,456,123	1,246,372
Prepaid expenses	64,961	69,252
Other current assets	31,967	26,249
Total current assets	2,036,080	2,323,894
Property and equipment, net	1,065,381	920,773
Operating lease right-of-use assets	1,286,452	1,132,764
Deferred income taxes, net	81,389	56,585
Goodwill	77,307	85,354
Other long-term assets, net	116,407	106,250
Total assets	$4,663,016	$4,625,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$508,321	$612,512
Accrued expenses	247,594	319,924
Gift card and other deferred revenue	479,229	447,770
Income taxes payable	61,204	79,554
Operating lease liabilities	231,965	217,409
Other current liabilities	108,138	94,517
Total current liabilities	1,636,451	1,771,686
Deferred lease incentives	10,027	16,360
Long-term operating lease liabilities	1,211,693	1,066,839
Other long-term liabilities	103,794	106,528
Total liabilities	2,961,965	2,961,413
Commitments and contingencies – See Note I
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 66,226 and 71,982 shares issued and outstanding at January 29, 2023 and January 30, 2022, respectively	663	720
Additional paid-in capital	573,117	600,942
Retained earnings	1,141,819	1,074,084
Accumulated other comprehensive loss	(13,809)	(10,828)
Treasury stock, at cost: 1 and 4 shares as of January 29, 2023 and January 30, 2022, respectively	(739)	(711)
Total stockholders’ equity	1,701,051	1,664,207
Total liabilities and stockholders’ equity	$4,663,016	$4,625,620

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at February 2, 2020	77,137	$772	$605,822	$644,794	$(14,587)	$(941)	$1,235,860
Net earnings	—	—	—	680,714	—	—	680,714
Foreign currency translation adjustments	—	—	—	—	8,195	—	8,195
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(315)	—	(315)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(410)	—	(410)
Conversion/release of stock-based awards[1]	699	7	(31,565)	—	—	(171)	(31,729)
Repurchases of common stock	(1,496)	(15)	(7,569)	(142,416)	—	—	(150,000)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(499)	(14)	—	513	—
Stock-based compensation expense	—	—	72,186	—	—	—	72,186
Dividends declared	—	—	—	(163,316)	—	—	(163,316)
Balance at January 31, 2021	76,340	764	638,375	1,019,762	(7,117)	(599)	1,651,185
Net earnings	—	—	—	1,126,337	—	—	1,126,337
Foreign currency translation adjustments	—	—	—	—	(4,488)	—	(4,488)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(247)	—	(247)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	1,024	—	1,024
Conversion/release of stock-based awards[1]	745	7	(103,742)	—	—	(500)	(104,235)
Repurchases of common stock	(5,103)	(51)	(26,806)	(872,576)	—	—	(899,433)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(344)	(44)	—	388	—
Stock-based compensation expense	—	—	93,459	—	—	—	93,459
Dividends declared	—	—	—	(199,395)	—	—	(199,395)
Balance at January 30, 2022	71,982	720	600,942	1,074,084	(10,828)	(711)	1,664,207
Net earnings	—	—	—	1,127,904	—	—	1,127,904
Foreign currency translation adjustments	—	—	—	—	(3,572)	—	(3,572)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	932	—	932
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(341)	—	(341)
Conversion/release of stock-based awards[1]	668	7	(80,925)	—	—	(372)	(81,290)
Repurchases of common stock	(6,424)	(64)	(36,134)	(843,840)	—	—	(880,038)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(344)	—	—	344	—
Stock-based compensation expense	—	—	89,578	—	—	—	89,578
Dividends declared	—	—	—	(216,329)	—	—	(216,329)
Balance at January 29, 2023	66,226	$663	$573,117	$1,141,819	$(13,809)	$(739)	$1,701,051
1Amounts are shown net of shares withheld for employee taxes.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Cash Flows

	For the Fiscal Year Ended
(In thousands)	January 29, 2023	January 30, 2022	January 31, 2021
Cash flows from operating activities:
Net earnings	$1,127,904	$1,126,337	$680,714
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	214,153	196,087	188,655
Loss on disposal/impairment of assets	25,116	1,015	32,365
Amortization of deferred lease incentives	(3,019)	(4,282)	(5,783)
Non-cash lease expense	231,350	216,888	216,368
Deferred income taxes	(23,823)	2,535	(13,061)
Stock-based compensation expense	90,268	95,240	73,185
Other	680	288	(264)
Changes in:
Accounts receivable	15,687	11,896	(31,503)
Merchandise inventories	(208,908)	(239,981)	99,144
Prepaid expenses and other assets	(11,823)	(2,060)	(16,388)
Accounts payable	(113,521)	56,674	25,489
Accrued expenses and other liabilities	(61,995)	49,460	129,142
Gift card and other deferred revenue	31,839	75,460	82,841
Operating lease liabilities	(242,855)	(224,567)	(232,989)
Income taxes payable	(18,231)	10,157	46,933
Net cash provided by operating activities	1,052,822	1,371,147	1,274,848
Cash flows from investing activities:
Purchases of property and equipment	(354,117)	(226,517)	(169,513)
Other	162	270	629
Net cash used in investing activities	(353,955)	(226,247)	(168,884)
Cash flows from financing activities:
Repurchases of common stock	(880,038)	(899,433)	(150,000)
Payment of dividends	(217,345)	(187,539)	(157,645)
Tax withholdings related to stock-based awards	(81,290)	(104,235)	(31,729)
Repayment of long-term debt	—	(300,000)	—
Debt issuance costs	—	(778)	(3,645)
Borrowings under revolving line of credit	—	—	487,823
Repayments under the revolving line of credit	—	—	(487,823)
Net cash used in financing activities	(1,178,673)	(1,491,985)	(343,019)
Effect of exchange rates on cash and cash equivalents	(3,188)	(2,914)	5,230
Net (decrease) increase in cash and cash equivalents	(482,994)	(349,999)	768,175
Cash and cash equivalents at beginning of year	850,338	1,200,337	432,162
Cash and cash equivalents at end of year	$367,344	$850,338	$1,200,337
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$788	$3,090	$18,346
Cash paid during the year for income taxes, net of refunds	$400,776	$306,158	$162,842
Non-cash investing activities:
Purchases of property and equipment not yet paid for at end of year	$6,633	$267	$753

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
Fiscal Year
Our fiscal year ends on the Sunday closest to January 31, based on a 52 or 53-week year. Fiscal 2022, a 52-week year, ended on January 29, 2023; Fiscal 2021, a 52-week year, ended on January 30, 2022; and Fiscal 2020, a 52-week year, ended on January 31, 2021.
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
Cash Equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less. As of January 29, 2023, we were invested primarily in interest-bearing demand deposit accounts and money market funds. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card, franchisee and landlord receivables for which collectability is reasonably assured. Receivables are evaluated for collectability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. Our allowance for doubtful accounts was not material to our financial statements as of January 29, 2023 and January 30, 2022.
Merchandise Inventories
Merchandise inventories, net of an allowance for shrinkage and obsolescence, are stated at the lower of cost (weighted average method) or net realizable value. To determine if the value of our inventory should be reduced below cost, we consider current and anticipated demand, customer preferences and age of the merchandise. We reserve for obsolescence based on historical trends of inventory sold below cost and specific identification.
Reserves for shrinkage are estimated and recorded throughout the year based on historical shrinkage results, cycle count results within our distribution centers, expectations of future shrinkage and current inventory levels. Actual shrinkage is recorded at year-end based on the results of our cycle counts and physical inventory counts and can vary from our estimates due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution facilities, off-site storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no material shrinkage reserve at year-end. Historically, actual shrinkage has not differed materially from our estimates.
Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. As of January 29, 2023, and January 30, 2022, our inventory obsolescence reserves were $24.7 million and $14.0 million, respectively.
Long-lived Assets
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	Shorter of estimated useful life or lease term (generally 5 – 22 years)
Fixtures and equipment	2 – 20 years
Buildings and building improvements	10 – 40 years
Capitalized software	2 – 10 years
We review the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Our impairment analyses determine whether projected cash flows from operations are sufficient to recover the carrying value of these assets. The asset group is comprised of both property and equipment and operating lease right-of-use assets. Impairment may result when the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows over its remaining useful life. For asset impairment, our estimate of undiscounted future cash flows over the lease term is based upon our experience, the historical operations and estimates of future profitability and economic conditions. The estimates of future profitability and economic conditions require estimating such factors as sales growth, gross margin, employment costs, lease escalations, inflation and the overall economics of the retail industry, and are therefore subject to variability and difficult to predict. For right-of-use assets, we determine the fair value of the assets by using estimated market rental rates. These estimates can be affected by factors such as future results, real estate supply and demand, closure plans, and economic conditions that can be difficult to predict. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the excess of the asset or asset group’s net carrying value over its estimated fair value. We measure property and equipment at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy (see Note M to our Consolidated Financial Statements). We measure right-of-use assets at fair value on a nonrecurring basis using Level 2 inputs, primarily market rental rates, that are corroborated by market data. Where Level 2 inputs are not readily available, we use Level 3 inputs. Fair value of these long-lived assets is based on the present value of estimated future cash flows using a discount rate commensurate with the risk.
During fiscal 2022, we recognized impairment charges of $3.3 million related to the impairment of property and equipment and $2.6 million related to the impairment of operating lease right-of-use assets, due to lower projected revenues and fair market rental values resulting from underperforming stores in Australia, and we also recognized impairment charges of $9.7 million related to the impairment of property and equipment associated with Aperture, a division of our Outward, Inc. subsidiary, due to these assets not being recoverable in light of projected future cash flows, all of which is recognized within selling, general and administrative ("SG&A") expenses. During fiscal 2021, no impairment charges were recognized. During fiscal 2020, we recognized asset impairment charges of approximately $19.2 million related to property and equipment and $7.9 million related to right-of use assets for our retail stores, which is recognized within SG&A expenses.
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
Goodwill
Goodwill is initially recorded as of the acquisition date and is measured as any excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We first perform a qualitative assessment to evaluate goodwill for potential impairment. If based on that assessment it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative impairment test is necessary. The quantitative impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows, using a discount rate that approximates the reporting unit's weighted average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future such as sales growth, gross margins, employment costs, capital expenditures, inflation and future economic and market conditions. We measure the fair value using Level 3 inputs as defined in the fair value hierarchy (see Note M to our Consolidated Financial Statements). Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, exceeds its fair value, impairment is recorded for the excess, not to exceed the total amount of goodwill allocated to the reporting unit.
As of January 29, 2023 and January 30, 2022, we had goodwill of $77.3 million and $85.4 million, respectively, primarily related to our fiscal 2017 acquisition of Outward and our fiscal 2011 acquisition of Rejuvenation, Inc. In fiscal 2022, we performed our annual quantitative assessment of goodwill impairment for the Aperture reporting unit, a division of our Outward, Inc. subsidiary, using the income approach. We fully impaired the goodwill related to the Aperture reporting unit due to these assets not being recoverable in light of projected future cash flows, resulting in goodwill impairment charges of $8.0 million. For all other reporting units, we concluded that the fair value exceeded their carrying values and no further impairment testing of goodwill was performed. In fiscal 2021 and fiscal 2020, we performed our annual assessment of goodwill impairment and concluded that the fair value of each of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed. We did not recognize any goodwill impairment in fiscal 2021 or fiscal 2020.
Self-Insured Liabilities
We are primarily self-insured for workers’ compensation, employee health benefits, product and other general liability claims. We record self-insurance liability reserves based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported, based on an actuarial analysis of historical claims data. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different number of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for workers’ compensation, employee health benefits, product and other general liability claims were $26.8 million and $25.5 million as of January 29, 2023 and January 30, 2022, respectively.
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
Revenue from Merchandise Sales
Revenues from the sale of our merchandise through our e-commerce channel, at our retail stores as well as to our business-to-business customers and franchisees are, in each case, recognized at a point in time when control of merchandise is transferred to the customer. Merchandise can either be picked up in our stores, or delivered to the customer. For merchandise picked up in the store, control is transferred at the time of the sale to the customer. For merchandise delivered to the customer, control is transferred either when delivery has been completed, or when we have a present right to payment which, for certain merchandise, occurs upon conveyance of the merchandise to the carrier for delivery. We exclude from revenue any taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and are concurrent with revenue-generating activities. Our payment terms are primarily at the point of sale for merchandise sales and for most services. We have elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation.
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of January 29, 2023 and January 30, 2022, we recorded a liability for expected sales returns of approximately $61.9 million and $47.2 million within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $19.5 million and $14.3 million within other current assets in our Consolidated Balance Sheet.
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
As of January 29, 2023 and January 30, 2022, we had recorded $482.2 million and $451.3 million, respectively, for gift card and other deferred revenue in our Consolidated Balance Sheet, substantially all of which is expected to be recognized into revenue within the next 12 months.
Vendor Allowances
We receive allowances or credits from certain vendors for volume and other rebates. We treat such rebates as an offset to the cost of the product or services provided at the time the expense is recorded. These allowances and credits received are recorded in both cost of goods sold and in SG&A expenses.
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
Selling, General and Administrative Expenses
SG&A expenses consist of non-occupancy-related costs associated with our retail stores, distribution facilities, customer care centers, supply chain operations (buying, receiving and inspection), and corporate administrative functions. These costs include employment, advertising, third-party credit card processing and other general expenses.
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

Total advertising expenses (including digital advertising, catalog advertising and other advertising costs) were approximately $581.1 million, $618.5 million, and $326.0 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Foreign Currency Translation
Some of our foreign operations have a functional currency other than the U.S. dollar. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income within stockholders’ equity. Foreign currency exchange gains and losses are recorded in SG&A expenses, except for those discussed in Note L.
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
Income Taxes
Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in our Consolidated Financial Statements. We record reserves for our estimates of the additional income tax liability that is more likely than not to result from the ultimate resolution of foreign and domestic tax examinations. At any point in time, many tax years are subject to examination by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We review and update the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax examination, upon expiration of statutes of limitation, or upon occurrence of other events.
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
Recently Issued Accounting Pronouncements
In March 2020, January 2021 and December 2022, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), ASU-2021-01, Reference Rate Reform: Scope, ASU-2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, respectively. Together, the ASUs are intended to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance provides optional expedients and scope exceptions for transactions if certain criteria are met. These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. We may elect to apply the provisions of the new standard prospectively through December 31, 2024. Unlike other topics, the provisions of this update are only available until December 31, 2024, by which time the reference rate replacement activity is expected to be completed. We have yet to elect an adoption date, but do not believe any adoption would have a material impact on our financial condition, results of operations or cash flows.
Note B: Property and Equipment
Property and equipment consists of the following:

	As of
(In thousands)	January 29, 2023	January 30, 2022
Capitalized Software	$1,097,914	$980,876
Leasehold improvements	895,732	882,320
Fixtures and equipment	933,922	863,353
Land and buildings	180,923	179,843
Corporate systems projects in progress	49,444	57,604
Construction in progress [1]	61,455	19,112
Total	3,219,390	2,983,108
Accumulated depreciation	(2,154,009)	(2,062,335)
Property and equipment, net	$1,065,381	$920,773
1 Construction in progress primarily consists of fixtures and equipment and leasehold improvements related to new, expanded or remodeled distribution centers and retail stores where construction had not been completed as of year-end.

Note C: Borrowing Arrangements
Credit Facility
We have a credit facility (the "Credit Facility") which provides for a $500 million unsecured revolving line of credit (the “Revolver”). Our Revolver may be used to borrow revolving loans or to request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Revolver by up to $250 million to provide for a total of $750 million of unsecured revolving credit.
During fiscal 2022 and fiscal 2021, we had no borrowings under our Revolver. Additionally, as of January 29, 2023, issued but undrawn standby letters of credit of $11.2 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. Our Revolver matures on September 30, 2026, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
Currently, the interest rate applicable to the Revolver is variable and may be elected by us as: (i) the LIBOR plus an applicable margin based on our leverage ratio ranging from 0.91% to 1.775% or (ii) a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio ranging from 0% to 0.775%. However, as a result of the future cessation of LIBOR, our interest rate will change in fiscal 2023 in accordance with the Credit Facility. On the earliest of (i) the date that LIBOR rates permanently or indefinitely cease to be provided, (ii) June 30, 2023 or (iii) the early opt-in effective date which is determined by us, the replacement benchmark rate will be determined.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of January 29, 2023, we were in compliance with our financial covenants under our credit facilities and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of January 29, 2023, the aggregate amount outstanding under our letter of credit facilities was $0.5 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 19, 2022, we renewed all three of our letter of credit facilities on substantially similar terms. Two of the letter of credit facilities totaling $30 million mature on August 19, 2023, and the latest expiration date possible for future letters of credit issued under these facilities is January 16, 2024. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.

Note D: Income Taxes
The components of earnings before income taxes, by tax jurisdiction, are as follows:

	For the Fiscal Year Ended
(In thousands)	January 29, 2023	January 30, 2022	January 31, 2021
United States	$1,331,492	$1,280,438	$773,317
Foreign	169,190	170,813	121,149
Total	$1,500,682	$1,451,251	$894,466
The provision for income taxes consists of the following:

	For the Fiscal Year Ended
(In thousands)	January 29, 2023	January 30, 2022	January 31, 2021
Current
Federal	$299,015	$234,638	$171,821
State	71,120	61,056	39,498
Foreign	26,466	26,685	15,494
Total Current	$396,601	$322,379	$226,813
Deferred
Federal	$(17,293)	$5,896	$(7,575)
State	(3,292)	(741)	(5,997)
Foreign	(3,238)	(2,620)	511
Total Deferred	$(23,823)	$2,535	$(13,061)
Total provision	$372,778	$324,914	$213,752
Since the Tax Cuts and Jobs Act of 2017, we have elected not to provide for income taxes with respect to the earnings of Canada after fiscal 2017. In the second quarter of fiscal 2022, we assessed the overall forecasted cash needs and financial position of our foreign subsidiaries, and management decided to no longer assert its intent to indefinitely reinvest undistributed earnings in Canada. As a result of this change in assertion, we recorded $2.4 million of tax expense mainly related to Canadian withholding taxes.
A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	For the Fiscal Year Ended
(In thousands)	January 29, 2023	January 30, 2022	January 31, 2021
Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State income tax rate	4.2	4.1	3.9
Officer’s compensation under Sec.162(m)	1.4	2.0	1.1
Change in uncertain tax positions	0.3	(0.5)	0.2
Deferred true up	0.1	(0.1)	(0.6)
Rate differential	(0.7)	(0.6)	(1.1)
Credits	(0.2)	(0.2)	(0.2)
Stock-based compensation	(1.7)	(2.9)	(0.2)
Other	0.4	(0.4)	(0.2)
Total	24.8%	22.4%	23.9%

Significant components of our deferred income tax accounts are as follows:

	As of
(In thousands)	January 29, 2023	January 30, 2022
Deferred tax assets (liabilities)
Operating lease liabilities	$359,001	$321,649
Merchandise inventories	32,338	23,513
Gift cards	24,632	21,519
Accrued liabilities	22,356	17,919
Compensation	18,960	27,069
Stock-based compensation	14,308	11,879
Executive deferred compensation	9,605	10,476
State taxes	8,084	7,362
Loyalty rewards	3,734	5,246
State net operating loss	2,446	2,552
Operating lease right-of-use assets	(321,646)	(285,764)
Property and equipment	(65,039)	(76,643)
Deferred lease incentives	(22,400)	(28,808)
Other	(4,756)	57
Valuation allowance	(2,635)	(2,760)
Total deferred tax assets, net	$78,988	$55,266
We had net state operating loss carry-forwards as of January 29, 2023. A valuation allowance has been provided against certain state net operating loss carry-forwards, as we do not expect to fully utilize the losses in future years.
The following table summarizes the activity related to our gross unrecognized tax benefits:

	For the Fiscal Year Ended
(In thousands)	January 29, 2023	January 30, 2022	January 31, 2021
Beginning Balance	$33,612	$38,696	$36,638
Increases related to current year tax positions	8,169	8,573	4,593
Increases for tax positions for prior years	807	1,738	848
Decrease for tax positions for prior years	(2,237)	(82)	(437)
Lapse in statute of limitations	(3,283)	(15,313)	(2,946)
Ending Balance	$37,068	$33,612	$38,696
As of January 29, 2023, we had $37.1 million of gross unrecognized tax benefits, of which $31.0 million would, if recognized, affect the effective tax rate.
We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of January 29, 2023 and January 30, 2022, our accruals for the payment of interest and penalties totaled $6.1 million and $5.7 million, respectively.
Due to the potential resolution of tax issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of $0 to $6.2 million.
We file income tax returns in the U.S. and foreign jurisdictions. We are subject to examination by the tax authorities in these jurisdictions. Our U.S. federal taxable years for which the statute of limitations has not expired are fiscal years 2018 to 2022. Substantially all material states, local and foreign jurisdictions’ statutes of limitations are closed for taxable years prior to 2019.

Note E: Leases
The components of our lease costs are as follows:

	For the Fiscal Year Ended
(In thousands)	January 29, 2023	January 30, 2022
Operating lease costs	$275,086	$256,924
Variable lease costs	138,155	127,784
Total lease costs	$413,241	$384,708
Sublease income and short-term lease costs were not material to us for fiscal 2022 or fiscal 2021.
Supplemental cash flow information related to our leases are as follows:

	For the Fiscal Year Ended
(In thousands)	January 29, 2023	January 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$296,053	$279,005
Net additions to right-of-use assets	$389,494	$268,143
Additional information related to our leases is as follows:

	For the Fiscal Year Ended
	January 29, 2023	January 30, 2022
Weighted average remaining lease term (years)	6.9	7.0
Weighted average incremental borrowing rate	3.4%	3.2%
As of January 29, 2023, the future minimum lease payments under our operating lease liabilities are as follows:

(In thousands)
Fiscal 2023	$308,272
Fiscal 2024	275,043
Fiscal 2025	244,068
Fiscal 2026	209,178
Fiscal 2027	173,054
Fiscal 2028 and thereafter	457,271
Total lease payments	1,666,886
Less: interest	(223,228)
Total operating lease liabilities	1,443,658
Less: current operating lease liabilities	(231,965)
Total non-current operating lease liabilities	$1,211,693
We have also entered into agreements to lease additional distribution facilities and retail spaces, which will commence in fiscal 2023. Accordingly, future minimum lease payments under these agreements are not included in the table above.
Memphis-Based Distribution Facility
We have entered into an agreement with a partnership comprised of the estate of W. Howard Lester, our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan, a former Director Emeritus and significant stockholder and two unrelated parties to lease a distribution facility in Memphis, Tennessee through January 31, 2024. We made annual rental payments of approximately $2.3 million, $2.1 million, and $1.5 million plus applicable taxes, insurance and maintenance expenses in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
Fiscal 2022
Basic	$1,127,904	68,021	$16.58
Effect of dilutive stock-based awards		1,079
Diluted	$1,127,904	69,100	$16.32
Fiscal 2021
Basic	$1,126,337	74,272	$15.17
Effect of dilutive stock-based awards		2,082
Diluted	$1,126,337	76,354	$14.75
Fiscal 2020
Basic	$680,714	77,260	$8.81
Effect of dilutive stock-based awards		1,795
Diluted	$680,714	79,055	$8.61
The effect of anti-dilutive stock-based awards was not material for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Note G: Stock-Based Compensation
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of approximately 42.7 million shares. As of January 29, 2023, there were approximately 6.7 million shares available for future grant. Awards may be granted under the Plan to officers, employees and non-employee members of the Board of Directors of the Company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
Stock Awards
Annual grants of stock awards are limited to 1.0 million shares on a per person basis. Stock awards granted to employees generally vest evenly over a period of four years for service-based awards. Certain performance-based awards, which have variable payout conditions based on predetermined financial targets, generally vest three years from the date of grant. Certain stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, disability, death, merger or a similar corporate event. Stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member).
Stock-Based Compensation Expense
During fiscal 2022, fiscal 2021 and fiscal 2020, we recognized total stock-based compensation expense, as a component of SG&A expenses, of $90.3 million, $95.2 million, and $73.2 million, respectively. As of January 29, 2023, there was $121.6 million of unrecognized stock-based compensation expense (net of estimated forfeitures), which we expect to recognize on a straight-line basis over a weighted average remaining service period of approximately two years. At each reporting period, all compensation expense attributable to vested awards has been fully recognized.

Restricted Stock Units
The following table summarizes our restricted stock unit activity during fiscal 2022:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term Remaining (Years)	Intrinsic Value [1]
Balance at January 30, 2022	2,384,032	$83.49
Granted	538,214	156.64
Granted, with vesting subject to performance conditions	131,774	162.28
Released [2]	(995,544)	66.61
Cancelled	(376,789)	107.79
Balance at January 29, 2023	1,681,687	$117.62	2.74	$213,019,000
Vested plus expected to vest at January 29, 2023	1,547,297	$121.24	3.19	$195,996,000
1Intrinsic value for outstanding and unvested restricted stock units is based on the market value of our common stock on the last business day of the fiscal year (or $126.67).
2Excludes 224,028 incremental shares released due to achievement of performance conditions above target.
The following table summarizes additional information about restricted stock units:

	For the Fiscal Year Ended
	January 29, 2023	January 30, 2022	January 31, 2021
Weighted average grant date fair value per share of awards granted	$157.75	$172.46	$59.51
Intrinsic value of awards released1 2	$180,450,000	$234,293,000	$74,853,000
1Intrinsic value for releases is based on the market value on the date of release.
2Includes 224,028 incremental shares released due to achievement of performance conditions above target.
Tax Benefit
We record excess tax benefits and deficiencies resulting from the settlement of stock-based awards as a benefit or expense within income taxes in the period in which they occur. During fiscal 2022, fiscal 2021, and fiscal 2020, the current tax benefit related to stock-based awards totaled $24.8 million, $36.4 million, and $15.7 million, respectively.
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
Our matching contribution is equal to 50% of each participant’s salary deferral contribution, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period. Each participant’s matching contribution is earned on a semi-annual basis with respect to eligible salary deferrals for those participants that are employed with us on June 30th or December 31st of the year in which the deferrals are made. Each participant starts earning matching contributions beginning the first calendar quarter following one year of service. Prior to fiscal 2022, for the first five years of the participant’s employment, all matching contributions vested at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions were vested immediately. Effective July 2022, all matching contributions become vested 100% after one year of service. Our contributions to the plan were $11.4 million, $11.3 million, and $10.0 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
The 401(k) Plan consists of two parts: a profit sharing plan portion and a stock bonus plan/employee stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the Williams-Sonoma, Inc. Stock Fund. The profit sharing and ESOP components of the 401(k) Plan are considered a single plan under Internal Revenue Code section 414(l).
We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. As of January 29, 2023 and January 30, 2022, $38.8 million and $42.3 million, respectively, is included in other long-term liabilities related to these deferred compensation obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $38.4 million and $46.3 million as of January 29, 2023 and January 30, 2022, respectively, and is included in other long-term assets, net.
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
Note J: Stock Repurchase Program and Dividends
Stock Repurchase Program
During fiscal 2022, we repurchased 6,423,643 shares of our common stock at an average cost of $137.00 per share and a total cost of $880.0 million under our $1.5 billion stock repurchase program approved in March 2022. As of January 29, 2023, there was $690.0 million remaining under our current stock repurchase program. In March 2023, our Board of Directors authorized a new stock repurchase program for $1 billion, which replaced our existing program. As of January 29, 2023, we held treasury stock of $0.7 million that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
During fiscal 2021, we repurchased 5,102,624 shares of our common stock at an average cost of $176.27 per share and a total cost of $899.4 million. During fiscal 2020, we repurchased 1,496,100 shares of our common stock at an average cost of $100.26 per share and a total cost of $150.0 million.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.
Dividends
Total cash dividends declared in fiscal 2022, fiscal 2021 and fiscal 2020, were approximately $216.3 million, or $3.12 per common share, $199.4 million, or $2.60 per common share and $163.3 million, or $2.02 per common share, respectively. In March 2023, our Board of Directors authorized a 15% increase in our quarterly cash dividend, from $0.78 to $0.90 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.
Note K: Segment Reporting
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
The following table summarizes our net revenues by brand for fiscal 2022, fiscal 2021 and fiscal 2020.

	For the Fiscal Year Ended [1]
(In thousands)	January 29, 2023	January 30, 2022	January 31, 2021
Pottery Barn	$3,555,521	$3,120,687	$2,526,241
West Elm	2,278,131	2,234,548	1,682,254
Williams Sonoma	1,286,651	1,345,851	1,242,271
Pottery Barn Kids and Teen	1,132,937	1,139,893	1,042,531
Other [2]	421,177	404,957	289,892
Total [3]	$8,674,417	$8,245,936	$6,783,189
1Includes business-to-business net revenues within each brand.
2Primarily consists of net revenues from Rejuvenation, our international franchise operations and Mark and Graham.
3Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom and our franchise businesses) of approximately $407.9 million, $426.7 million and $345.7 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Long-lived assets by geographic location, which excludes deferred income taxes, goodwill and intangible assets, are as follows:

(In thousands)	January 29, 2023	January 30, 2022
U.S.	$2,361,279	$2,020,438
International	96,038	129,444
Total	$2,457,317	$2,149,882
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
Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of January 29, 2023, we expect to reclassify a net pre-tax gain of approximately $0.9 million from OCI to cost of goods sold over the next 12 months.
We had foreign currency forward contracts outstanding (in U.S. dollars) with notional amounts of $18.5 million and $15.5 million as of January 29, 2023 and January 30, 2022, respectively.
Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively, using regression analysis. Any measurable ineffectiveness of the hedge is recorded in SG&A expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for fiscal 2022, fiscal 2021 and fiscal 2020.
The effect of derivative instruments in our Consolidated Financial Statements from gains or losses recognized in income was not material for fiscal 2022, fiscal 2021 and fiscal 2020.
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
The significant unobservable inputs used in the fair value measurement of our property and equipment and right-of-use assets are sales growth/decline, gross margin, employment costs, lease escalations, market rental rates, changes in local real estate markets in which we operate, inflation and the overall economics of the retail industry. Significant fluctuations in any of these inputs individually could significantly impact our measurement of fair value.
Goodwill
We review each reporting unit's carrying value of goodwill for impairment annually, or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows using Level 3 inputs as defined in the fair value hierarchy. The process of evaluating the potential impairment of goodwill is subjective and requires significant unobservable estimates and assumptions about the future such as sales growth, gross margin, employment costs, capital expenditures, inflation and future economic and market conditions. Additionally, our quantitative impairment test uses a discount rate that approximates the reporting unit's weighted average cost of capital. Significant fluctuations in any of these inputs individually could significantly impact our measurement of fair value.
There were no transfers between Level 1, 2 or 3 categories during fiscal 2022 or fiscal 2021.

Note N: Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at February 2, 2020	$(14,593)	$6	$(14,587)
Foreign currency translation adjustments	8,195	—	8,195
Change in fair value of derivative financial instruments	—	(315)	(315)
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	(410)	(410)
Other comprehensive income (loss)	8,195	(725)	7,470
Balance at January 31, 2021	(6,398)	(719)	(7,117)
Foreign currency translation adjustments	(4,488)	—	(4,488)
Change in fair value of derivative financial instruments	—	(247)	(247)
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	1,024	1,024
Other comprehensive income (loss)	(4,488)	777	(3,711)
Balance at January 30, 2022	(10,886)	58	(10,828)
Foreign currency translation adjustments	(3,572)	—	(3,572)
Change in fair value of derivative financial instruments	—	932	932
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	(341)	(341)
Other comprehensive income (loss)	(3,572)	591	(2,981)
Balance at January 29, 2023	$(14,458)	$649	$(13,809)

1Refer to Note L for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Consolidated Statements of Earnings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Williams-Sonoma, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the "Company") as of January 29, 2023 and January 30, 2022, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended January 29, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2023 and January 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter Description
The Company performs an analysis of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. Events that result in an impairment review may include a significant decrease in the operating performance of the long-lived asset, or the decision to close a store, corporate facility, or distribution center. The Company’s evaluation of long-lived assets is primarily at the individual store level and involves the comparison of a store’s estimated future undiscounted cash flows over its remaining lease term to its carrying value. As of January 29, 2023, the Company had property and equipment, net of accumulated depreciation, of $1.1 billion, and operating lease right-of-use assets of $1.3 billion, certain of which relate to the Company’s stores. Impairment may result when the carrying value of a store’s assets exceeds the store’s estimated undiscounted future cash flows.
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
•We evaluated management’s ability to accurately forecast revenue growth rates and gross margin by comparing actual results to management’s historical forecasts to perform retrospective lookback of recent growth assumptions.
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
March 24, 2023

We have served as the Company's auditor since 1980.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of January 29, 2023, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of January 29, 2023, our internal control over financial reporting is effective.
Our independent registered public accounting firm audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting. Their audit report appears on pages 56 through 57 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is incorporated by reference herein to information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Audit and Finance Committee Report,” “Corporate Governance — Corporate Governance Guidelines and Code of Business Conduct and Ethics,” and “Corporate Governance — Audit and Finance Committee” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 29, 2023 (the “Proxy Statement”). With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
ITEM 11.     EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference herein to information under the headings “Corporate Governance — Compensation Committee,” “Corporate Governance — Director Compensation,” and “Executive Compensation” (excluding the information under the subheading “Pay Versus Performance”) in our Proxy Statement.

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
		The following Consolidated Financial Statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this Annual Report on Form 10-K pursuant to Item 8:
			PAGE
		Consolidated Statements of Earnings	37
		Consolidated Statements of Comprehensive Income	37
		Consolidated Balance Sheets	38
		Consolidated Statements of Stockholders’ Equity	39
		Consolidated Statements of Cash Flows	40
		Notes to Consolidated Financial Statements	41
		Report of Independent Registered Public Accounting Firm	56
(a)	(2)	Financial Statement Schedules: Schedules have been omitted because they are not required, are not applicable, or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.
(a)	(3)	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K
(b)		Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K
(c)		Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

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

10.18+	Amended and Restated 2012 EVP Level Management Retention Plan

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
10-K for the fiscal year ended January 29, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

WILLIAMS-SONOMA, INC.

Date: March 24, 2023	By	/S/ LAURA ALBER
Laura Alber
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2023	/s/ SCOTT DAHNKE
Scott Dahnke
Chairman of the Board of Directors

Date: March 24, 2023	/s/ LAURA ALBER
Laura Alber
Chief Executive Officer and Director
(principal executive officer)

Date: March 24, 2023	/s/ JEFFREY E. HOWIE
Jeffrey E. Howie
Chief Financial Officer
(principal financial officer)

Date: March 24, 2023	/s/ JEREMY BROOKS
Jeremy Brooks
Chief Accounting Officer
(principal accounting officer)

Date: March 24, 2023	/s/ ANNE FINUCANE
Anne Finucane
Director

Date: March 24, 2023	/s/ ESI EGGLESTON BRACEY
Esi Eggleston Bracey
Director

Date: March 24, 2023	/s/ FRITS VAN PAASSCHEN
Frits van Paasschen
Director

Date: March 24, 2023	/s/ PAULA PRETLOW
Paula Pretlow
Director

Date: March 24, 2023	/s/ WILLIAM READY
William Ready
Director