Form 10-Q
period 2023-04-30
WILLIAMS SONOMA INC
filed 2023-05-26
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 21, 2023, 64,222,370 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2023

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	For the Thirteen Weeks Ended
(In thousands, except per share amounts)	April 30, 2023	May 1, 2022
Net revenues	$1,755,451	$1,891,227
Cost of goods sold	1,080,392	1,062,679
Gross profit	675,059	828,548
Selling, general and administrative expenses	475,582	505,067
Operating income	199,477	323,481
Interest income, net	(5,498)	(163)
Earnings before income taxes	204,975	323,644
Income taxes	48,444	69,531
Net earnings	$156,531	$254,113
Basic earnings per share	$2.38	$3.59
Diluted earnings per share	$2.35	$3.50
Shares used in calculation of earnings per share:
Basic	65,849	70,851
Diluted	66,696	72,652

See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Thirteen Weeks Ended
(In thousands)	April 30, 2023	May 1, 2022
Net earnings	$156,531	$254,113
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,205)	(1,514)
Change in fair value of derivative financial instruments, net of tax of $86 and $33	242	93
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $172 and $6	(486)	(18)
Comprehensive income	$154,082	$252,674

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except per share amounts)	April 30, 2023	January 29, 2023	May 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$297,291	$367,344	$324,835
Accounts receivable, net	109,203	115,685	122,946
Merchandise inventories, net	1,401,616	1,456,123	1,396,135
Prepaid expenses	62,723	64,961	60,997
Other current assets	27,993	31,967	23,939
Total current assets	1,898,826	2,036,080	1,928,852
Property and equipment, net	1,050,026	1,065,381	942,460
Operating lease right-of-use assets	1,258,599	1,286,452	1,102,056
Deferred income taxes, net	70,758	81,389	48,737
Goodwill	77,330	77,307	85,298
Other long-term assets, net	115,498	116,407	103,310
Total assets	$4,471,037	$4,663,016	$4,210,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$629,561	$508,321	$642,619
Accrued expenses	205,175	247,594	183,729
Gift card and other deferred revenue	452,505	479,229	490,821
Income taxes payable	87,680	61,204	126,270
Operating lease liabilities	229,751	231,965	211,614
Other current liabilities	97,144	108,138	88,587
Total current liabilities	1,701,816	1,636,451	1,743,640
Long-term operating lease liabilities	1,186,231	1,211,693	1,038,249
Other long-term liabilities	116,165	113,821	119,080
Total liabilities	3,004,212	2,961,965	2,900,969
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 64,222, 66,226 and 69,219 shares issued and outstanding at April 30, 2023, January 29, 2023 and May 1, 2022, respectively	643	663	693
Additional paid-in capital	531,940	573,117	532,205
Retained earnings	951,926	1,141,819	789,852
Accumulated other comprehensive loss	(16,258)	(13,809)	(12,267)
Treasury stock, at cost: 6, 1 and 1 shares as of April 30, 2023, January 29, 2023 and May 1, 2022, respectively	(1,426)	(739)	(739)
Total stockholders’ equity	1,466,825	1,701,051	1,309,744
Total liabilities and stockholders’ equity	$4,471,037	$4,663,016	$4,210,713

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 29, 2023	66,226	$663	$573,117	$1,141,819	$(13,809)	$(739)	$1,701,051
Net earnings	—	—	—	156,531	—	—	156,531
Foreign currency translation adjustments	—	—	—	—	(2,205)	—	(2,205)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	242	—	242
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(486)	—	(486)
Conversion/release of stock-based awards [1]	498	5	(49,322)	—	—	(201)	(49,518)
Repurchases of common stock [2]	(2,502)	(25)	(14,803)	(286,573)	—	(1,000)	(302,401)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(334)	(180)	—	514	—
Stock-based compensation expense	—	—	23,282	—	—	—	23,282
Dividends declared	—	—	—	(59,671)	—	—	(59,671)
Balance at April 30, 2023	64,222	$643	$531,940	$951,926	$(16,258)	$(1,426)	$1,466,825
1Amounts are shown net of shares withheld for employee taxes.
2Repurchases of common stock include excise taxes of $2.4 million, which is recorded in retained earnings.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 30, 2022	71,982	$720	$600,942	$1,074,084	$(10,828)	$(711)	$1,664,207
Net earnings	—	—	—	254,113	—	—	254,113
Foreign currency translation adjustments	—	—	—	—	(1,514)	—	(1,514)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	93	—	93
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(18)	—	(18)
Conversion/release of stock-based awards [1]	617	6	(78,142)	—	—	(372)	(78,508)
Repurchases of common stock	(3,380)	(33)	(18,590)	(482,452)	—	—	(501,075)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(344)	—	—	344	—
Stock-based compensation expense	—	—	28,339	—	—	—	28,339
Dividends declared	—	—	—	(55,893)	—	—	(55,893)
Balance at May 1, 2022	69,219	$693	$532,205	$789,852	$(12,267)	$(739)	$1,309,744
1Amounts are shown net of shares withheld for employee taxes.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirteen Weeks Ended
(In thousands)	April 30, 2023	May 1, 2022
Cash flows from operating activities:
Net earnings	$156,531	$254,113
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	55,602	50,251
Loss on disposal/impairment of assets	10,374	159
Non-cash lease expense	64,173	54,338
Deferred income taxes	(1,656)	(2,725)
Tax benefit related to stock-based awards	11,802	10,522
Stock-based compensation expense	23,446	28,542
Other	(822)	(801)
Changes in:
Accounts receivable	6,256	8,741
Merchandise inventories	52,819	(149,470)
Prepaid expenses and other assets	6,668	13,517
Accounts payable	118,525	25,559
Accrued expenses and other liabilities	(92,858)	(139,883)
Gift card and other deferred revenue	(26,315)	42,924
Operating lease liabilities	(68,497)	(58,025)
Income taxes payable	26,478	46,757
Net cash provided by operating activities	342,526	184,519
Cash flows from investing activities:
Purchases of property and equipment	(50,029)	(71,186)
Other	148	86
Net cash used in investing activities	(49,881)	(71,100)
Cash flows from financing activities:
Repurchases of common stock	(300,000)	(501,075)
Payment of dividends	(58,079)	(58,150)
Tax withholdings related to stock-based awards	(4,348)	(78,508)
Net cash used in financing activities	(362,427)	(637,733)
Effect of exchange rates on cash and cash equivalents	(271)	(1,189)
Net decrease in cash and cash equivalents	(70,053)	(525,503)
Cash and cash equivalents at beginning of period	367,344	850,338
Cash and cash equivalents at end of period	$297,291	$324,835

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries (“we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of April 30, 2023 and May 1, 2022, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen weeks then ended and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks then ended, have been prepared by us, and have not been audited. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. Intercompany transactions and accounts have been eliminated in our consolidation. The balance sheet as of January 29, 2023, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.
The results of operations for the thirteen weeks ended April 30, 2023 are not necessarily indicative of the operating results of the full year.
Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.
Beginning in fiscal 2021 and continuing through fiscal 2022, global supply chain disruptions, including pandemic-related factory closures and increased port congestion, caused delays in inventory receipts and backorder delays, increased raw material costs, and higher shipping-related charges. These disruptions improved in the fourth quarter of fiscal 2022. However, we expect the costs from these supply chain challenges to impact our Condensed Consolidated Statement of Earnings through the first half of fiscal 2023.
Reclassifications
Certain amounts reported in our Condensed Consolidated Balance Sheets as of May 1, 2022 and January 29, 2023 have been reclassified in order to conform to the current period presentation. These reclassifications impacted deferred lease incentives and other long-term liabilities. Other long-term liabilities includes deferred lease incentives of $9.5 million, $10.0 million and $15.6 million as of April 30, 2023, January 29, 2023 and May 1, 2022, respectively. There was no change in total liabilities as a result of these reclassifications.
Additionally, certain amounts reported in our Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended May 1, 2022 have been reclassified in order to conform to the current period presentation. These reclassifications impacted amortization of deferred lease incentives and the line item for all other adjustments within operating activities. Other adjustments include amortization of deferred lease incentives of $0.6 million and $0.8 million for the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively. There was no change in net cash provided by operating activities as a result of these reclassifications.
Recently Issued Accounting Pronouncements
In March 2020, January 2021 and December 2022, the FASB issued accounting standards update ("ASU") 2020-04, Reference Rate Reform (Topic 848), ASU-2021-01, Reference Rate Reform (Topic 848), Scope and ASU-2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, respectively. Together, the ASUs are intended to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance provides optional expedients and scope exceptions for transactions if certain criteria are met. These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. We may elect to apply the provisions of the new standard prospectively through December 31, 2024. Unlike other topics, the provisions of this update are only available until December 31, 2024, by which time the reference rate replacement activity is expected to be completed. We have yet to elect an adoption date, but do not believe any adoption would have a material impact on our financial condition, results of operations or cash flows.

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
During the thirteen weeks ended April 30, 2023 and May 1, 2022, we had no borrowings under our Revolver. Additionally, as of April 30, 2023, issued but undrawn standby letters of credit of $11.2 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. Our Revolver matures on September 30, 2026, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
Currently, the interest rate applicable to our Revolver is variable and may be elected by us as: (i) the LIBOR plus an applicable margin based on our leverage ratio ranging, from 0.91% to 1.775% or (ii) a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio, ranging from 0% to 0.775%. However, as a result of the future cessation of LIBOR, our interest rate will change in fiscal 2023 in accordance with the Credit Facility. On the earliest of (i) the date that the LIBOR permanently or indefinitely ceases to be provided, (ii) June 30, 2023, or (iii) the early opt-in effective date, which is determined by us, the replacement benchmark rate will be determined.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of April 30, 2023, we were in compliance with our financial covenants under our Credit Facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio. As of April 30, 2023, the aggregate amount outstanding under our letter of credit facilities was $0.7 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. Two of the letter of credit facilities totaling $30 million mature on August 19, 2023, and the latest expiration date possible for future letters of credit issued under these facilities is January 16, 2024. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.

NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights, restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 42.7 million shares. As of April 30, 2023, there were approximately 5.0 million shares available for future grant. Awards may be granted under our Plan to officers, employees and non-employee members of the Board of Directors of the Company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
Stock Awards
Annual grants of stock awards are limited to one million shares on a per person basis. Stock awards granted to employees generally vest evenly over a period of four years for service-based awards. Certain performance-based awards, which have variable payout conditions based on predetermined financial targets, generally vest three years from the date of grant. Certain stock awards and other agreements contain vesting acceleration clauses which cover events including, but not limited to, retirement, disability, death, merger or a similar corporate event. Stock awards granted to non-employee Board members generally vest in one year. Non-employee Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-employee Board member). Non-employee directors may also elect, on terms prescribed by the Company, to receive all of their annual cash compensation to be earned in respect of the applicable fiscal year either in the form of (i) fully vested stock units or (ii) fully vested deferred stock units.
Stock-Based Compensation Expense
During the thirteen weeks ended April 30, 2023 and May 1, 2022, we recognized total stock-based compensation expense, as a component of selling, general and administrative ("SG&A") expenses of $23.4 million and $28.5 million, respectively.

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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended April 30, 2023
Basic	$156,531	65,849	$2.38
Effect of dilutive stock-based awards		847
Diluted	$156,531	66,696	$2.35
Thirteen weeks ended May 1, 2022
Basic	$254,113	70,851	$3.59
Effect of dilutive stock-based awards		1,801
Diluted	$254,113	72,652	$3.50
The effect of anti-dilutive stock-based awards was not material for the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively.
NOTE E. SEGMENT REPORTING
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
The following table summarizes our net revenues by brand for the thirteen weeks ended April 30, 2023 and May 1, 2022.

	For the Thirteen Weeks Ended [1]
(In thousands)	April 30, 2023	May 1, 2022
Pottery Barn	$767,714	$774,646
West Elm	452,393	536,293
Williams Sonoma	239,421	252,220
Pottery Barn Kids and Teen	216,221	226,969
Other [2]	79,702	101,099
Total [3]	$1,755,451	$1,891,227
1Includes business-to-business net revenues within each brand.
2Primarily consists of net revenues from Rejuvenation, our international franchise operations and Mark and Graham.
3Includes net revenues related to our international operations (including our operations in Canada, our franchise businesses, and operations in Australia and the United Kingdom) of approximately $70.8 million and $95.0 million for the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively.

Long-lived assets by geographic location, which excludes deferred income taxes, goodwill, and intangible assets, are as follows:

	As of
(In thousands)	April 30, 2023	May 1, 2022
U.S.	$2,326,300	$2,014,516
International	86,587	123,081
Total	$2,412,887	$2,137,597

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
NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS
Stock Repurchase Program
In March 2023, our Board of Directors authorized a new stock repurchase program for $1 billion, which replaced our existing program. During the thirteen weeks ended April 30, 2023, we repurchased 2,510,718 shares of our common stock at an average cost of $119.49 per share for an aggregate cost of $300.0 million, excluding excise taxes of $2.4 million. As of April 30, 2023, there was $700.0 million remaining under our current stock repurchase program. During the thirteen weeks ended May 1, 2022, we repurchased 3,379,731 shares of our common stock at an average cost of $148.26 per share for an aggregate cost of $501.1 million. As of April 30, 2023 and May 1, 2022, we held treasury stock of $1.4 million and $0.7 million, respectively, that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.
Dividends
In March 2023, our Board of Directors authorized a 15% increase in our quarterly cash dividend, from $0.78 to $0.90 per common share, subject to capital availability. We declared cash dividends of $0.90 and $0.78 per common share during the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively. Our quarterly cash dividend may be limited or terminated at any time.

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
Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of April 30, 2023, our reclassification of pre-tax gains or losses from OCI to cost of goods sold over the next 12 months is not expected to be material.
We had foreign currency forward contracts outstanding (in U.S. dollars) with notional amounts of $12.0 million and $17.5 million as of April 30, 2023 and May 1, 2022, respectively.
Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in SG&A expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen weeks ended April 30, 2023 and May 1, 2022.
The effect of derivative instruments in our Condensed Consolidated Financial Statements from gains or losses recognized in income was not material for the thirteen weeks ended April 30, 2023 and May 1, 2022.
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
During the thirteen weeks ended April 30, 2023, we recognized impairment charges of $8.3 million, which included $3.9 million related to the impairment of operating lease right-of-use assets and $3.7 million related to the impairment of property and equipment resulting from the exiting of Aperture, a division of our Outward, Inc. subsidiary, as well as $0.7 million related to the impairment of property and equipment due to lower projected revenues from underperforming stores in Australia, all of which is recognized within SG&A. During the thirteen weeks ended May 1, 2022, no impairment charges were recognized.
There were no transfers in and out of Level 3 categories during the thirteen weeks ended April 30, 2023 and May 1, 2022.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 29, 2023	$(14,458)	$649	$(13,809)
Foreign currency translation adjustments	(2,205)	—	(2,205)
Change in fair value of derivative financial instruments	—	242	242
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(486)	(486)
Other comprehensive income (loss)	(2,205)	(244)	(2,449)
Balance at April 30, 2023	$(16,663)	$405	$(16,258)

Balance at January 30, 2022	$(10,886)	$58	$(10,828)
Foreign currency translation adjustments	(1,514)	—	(1,514)
Change in fair value of derivative financial instruments	—	93	93
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(18)	(18)
Other comprehensive income (loss)	(1,514)	75	(1,439)
Balance at May 1, 2022	$(12,400)	$133	$(12,267)
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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of April 30, 2023 and May 1, 2022, we recorded a liability for expected sales returns of approximately $51.3 million and $40.8 million, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $16.0 million and $12.1 million, respectively, within other current assets in our Condensed Consolidated Balance Sheet.
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
As of April 30, 2023 and May 1, 2022, we had recorded $455.3 million and $494.3 million, respectively, for gift card and other deferred revenue in our Condensed Consolidated Balance Sheet, substantially all of which is expected to be recognized into revenue within the next 12 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: supply chain challenges; product, freight and distribution center costs; the macroeconomic environment; our operating model; the continuing impact of the pandemic on our business, results of operations and financial condition; our revenue growth; expanding our sales and operating margin; the impact of inflation and measures to control inflation on consumer spending; our strategic initiatives; our beliefs regarding customer behavior and industry trends; our merchandise strategies; our growth strategies for our brands; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash, including our commitment to continue or increase quarterly dividend payments; our future compliance with the financial covenants contained in our credit facility; our belief that our cash on-hand, in addition to our available credit facility, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended January 29, 2023, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.
OVERVIEW
Williams-Sonoma, Inc. ("Company", "we", or "us") is a specialty retailer of high-quality sustainable products for the home. Our products in our portfolio of nine brands – Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, Mark and Graham and GreenRow – are marketed through e-commerce websites, at our retail stores and through our direct-mail catalogs. These brands are also part of The Key Rewards, our loyalty and credit card program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea, and India as well as e-commerce websites in certain locations. We are also proud to be a leader in our industry with our Environmental, Social and Governance efforts.
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended April 30, 2023 (“first quarter of fiscal 2023”), as compared to the thirteen weeks ended May 1, 2022 (“first quarter of fiscal 2022”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
First Quarter of Fiscal 2023 Financial Results
Net revenues in the first quarter of fiscal 2023 decreased $135.8 million or 7.2%, compared to the first quarter of fiscal 2022, with company comparable brand revenue ("company comp") decline of 6.0%. This was driven by lower consumer demand for high-ticket furniture items, partially offset by fewer undelivered furniture orders in the quarter. Company comp increased 3.5% on a two-year basis and 46.5% on a four-year basis.
Pottery Barn, our largest brand, saw 0.4% comparable brand revenue ("brand comp") decline during the quarter, and delivered 14.2% brand comp growth on a two-year basis. This decrease was driven by our furniture business with customers demonstrating more caution on high-ticket purchases, including within our outdoor business, partially offset by strength in our decorating and textiles categories. In West Elm, brand comp declined 15.8%, following 12.8% brand comp growth last year. West Elm continued to be the brand most affected by the current tough macroeconomic environment as a result of the brand's high percentage of its assortment in the furniture category. The Williams Sonoma brand also saw a brand comp decline during the quarter of 4.4%, but remains focused on increasing product exclusivity, innovation, relevant content and full-price selling. The Pottery Barn Kids and Teen brands saw a brand comp decline of 3.3%, resulting from pressure in some of our children's furniture categories, but the brand continues to see strength where we have innovation, such as in our baby business with our GREENGUARD GOLD nursery seating, personalized baby gifts and curated selection of baby gear.

For the first quarter of fiscal 2023, diluted earnings per share was $2.35, which included (i) a $0.20 impact related to exit costs associated with the closure of our West Coast manufacturing facility and the exiting of Aperture, a division of our Outward, Inc subsidiary, and (ii) a $0.09 impact related to reduction-in-force initiatives, primarily in our corporate functions, compared to $3.50 in the first quarter of fiscal 2022.
As of April 30, 2023, we had $297.3 million in cash and cash equivalents and generated operating cash flow of $342.5 million in the first quarter of fiscal 2023. In addition to our cash balance, we also ended the quarter with no outstanding borrowings under our revolving line of credit. Our liquidity position allowed us to fund the operations of the business by investing $50.0 million in capital expenditures and to provide stockholder returns of $358.1 million through stock repurchases and dividends.
Looking Ahead
As we look forward to the balance of the year, we believe our key differentiators – our in-house design, our digital-first channel strategy, and our values, our growth initiatives and our unique operating model will set us apart from our competition and allow us to drive long-term growth and profitability. However, the current uncertain macroeconomic environment with the weak housing market, layoffs, inflationary pressure and possible recession may continue to impact our results in the near term. Additionally, we continue to experience increased costs across our global supply chain, including higher product costs, higher freight and incremental distribution center costs for additional space to support our overall growth. It is hard to predict with certainty when these macroeconomic challenges will be fully resolved, and we currently expect these challenges to negatively impact our results through the first half of fiscal 2023. In the back half of fiscal 2023, we believe gross margin pressures resulting from supply chain costs may become tailwinds that support our profitability. Additionally, we expect our exit and reduction-in-force initiatives to result in pre-tax annualized savings of $40 million, primarily in selling, general and administrative expenses. Despite these challenges, we believe our key differentiators, our growth initiatives and our unique operating model leave us well-positioned to mitigate these challenges in both the short- and long-term. For information on risks, please see “Risk Factors” in Part II, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.
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
First Quarter of Fiscal 2023 vs. First Quarter of Fiscal 2022
Net revenues in the first quarter of fiscal 2023 decreased $135.8 million or 7.2%, with company comp decline of 6.0%. This was driven by lower consumer demand for high-ticket furniture items, partially offset by fewer undelivered furniture orders in the quarter. Company comp increased 3.5% on a two-year basis and 46.5% on a four-year basis.
Comparable Brand Revenue
Comparable brand revenue includes comparable e-commerce sales, including through our direct-mail catalog, and store sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months, and which have been open for at least 12 consecutive months without closure for more than seven days within the same fiscal month. Comparable stores that were temporarily closed during fiscal 2021 due to COVID-19 were not excluded from the comparable brand revenue calculation. Outlet comparable store net revenues are included in their respective brands. Business-to-business revenues are included in comparable brand revenue for each of our brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and e-commerce websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales are meaningful to evaluating their performance. Additionally, comparable brand revenue for newer concepts is not separately disclosed until such time that we believe those sales are meaningful to evaluating the performance of the brand.

	For the Thirteen Weeks Ended [1]
Comparable brand revenue growth (decline)	April 30, 2023	May 1, 2022
Pottery Barn	(0.4)%	14.6%
West Elm	(15.8)	12.8
Williams Sonoma	(4.4)	(2.2)
Pottery Barn Kids and Teen	(3.3)	(3.1)
Total [2]	(6.0)%	9.5%
1 Comparable brand revenue includes business-to-business revenues within each brand.
2 Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.
STORE DATA

	Store Count					Average Leased Square Footage Per Store
	January 29, 2023	Openings	Closings	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Pottery Barn	188	—	—	188	188	14,800	14,500
Williams Sonoma	165	2	(2)	165	175	6,900	6,900
West Elm	122	1	—	123	121	13,200	13,200
Pottery Barn Kids	46	—	—	46	52	7,700	7,700
Rejuvenation	9	—	—	9	9	8,000	9,400
Total	530	3	(2)	531	545	11,300	11,000
Store selling square footage at period-end						3,816,000	3,823,000
Store leased square footage at period-end						5,974,000	6,006,000

COST OF GOODS SOLD

	For the Thirteen Weeks Ended
(In thousands)	April 30, 2023	% Net Revenues	May 1, 2022	% Net Revenues
Cost of goods sold [1]	$1,080,392	61.5%	$1,062,679	56.2%
1Includes occupancy expenses of $202.6 million and $186.4 million for the first quarter of fiscal 2023 and the first quarter of fiscal 2022, respectively.
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
Our classification of expenses in cost of goods sold may not be comparable to other public companies, as we do not include non-occupancy-related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third-party warehouse management and other distribution-related administrative expenses, are recorded in selling, general and administrative ("SG&A") expenses.
First Quarter of Fiscal 2023 vs. First Quarter of Fiscal 2022
Cost of goods sold increased $17.7 million, or 1.7%, compared to the first quarter of fiscal 2022. Cost of goods sold as a percentage of net revenues increased to 61.5% from 56.2% in the first quarter of fiscal 2022. This increase was primarily driven by (i) higher input costs as we absorbed higher product costs, ocean freight, detention and demurrage due to the impact of supply chain disruption and global inflation pressures, (ii) higher outbound customer shipping costs due to out-of-market shipping and shipping multiple times for multi-unit orders, and (iii) higher occupancy costs resulting from incremental costs from our new distribution centers on the East and West Coasts to support our long-term growth, which was partially offset by the higher pricing power of our proprietary products, our ongoing commitment to forgo site wide promotions and our retail store optimization initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Thirteen Weeks Ended
(In thousands)	April 30, 2023	% Net Revenues	May 1, 2022	% Net Revenues
Selling, general and administrative expenses	$475,582	27.1%	$505,067	26.7%
SG&A consists of non-occupancy related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing and other general expenses.
First Quarter of Fiscal 2023 vs. First Quarter of Fiscal 2022
SG&A decreased $29.5 million, or 5.8%, compared to the first quarter of fiscal 2022. SG&A as a percentage of net revenues increased to 27.1% from 26.7% in the first quarter of fiscal 2022. This increase in rate was primarily driven by deleverage due to lower sales as well as exit costs of $15.8 million and reduction-in-force initiatives of $8.3 million totaling $24.1 million, partially offset by a decrease in advertising expenses and overall cost discipline.
INCOME TAXES
The effective tax rate was 23.6% for the first quarter of fiscal 2023 compared to 21.5% for the first quarter of fiscal 2022. The increase in the effective tax rate is primarily due to less excess tax benefit from stock-based compensation in fiscal 2023 and the tax effect of earnings mix change, partially offset by the expiration of the statutes of limitation related to uncertain tax positions in fiscal 2023.
The Inflation Reduction Act, enacted on August 16, 2022, includes a new 15% minimum tax on “adjusted financial statement income” beginning with the Company’s fiscal year 2023. The Company was not subject to the minimum tax for the first quarter of fiscal 2023.
LIQUIDITY AND CAPITAL RESOURCES
Material Cash Requirements
There were no material changes during the quarter to the Company’s material cash requirements, commitments and contingencies that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2023, which is incorporated herein by reference.
Stock Repurchase Program and Dividends
See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Program and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.
Liquidity Outlook
For the remainder of fiscal 2023, we plan to use our cash resources to fund our inventory and inventory-related purchases, employment-related costs, advertising and marketing initiatives, the payment of income taxes, property and equipment purchases, rental payments on our leases, dividend payments and stock repurchases.
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
Sources of Liquidity
As of April 30, 2023, we held $297.3 million in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts, and of which $84.8 million was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
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

During the thirteen weeks ended April 30, 2023 and May 1, 2022, we had no borrowings under our Revolver. Additionally, as of April 30, 2023, issued but undrawn standby letters of credit of $11.2 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of April 30, 2023, we were in compliance with our financial covenants under our Credit Facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio. As of April 30, 2023, the aggregate amount outstanding under our letter of credit facilities was $0.7 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. Two of the letter of credit facilities totaling $30 million mature on August 19, 2023, and the latest expiration date possible for future letters of credit issued under these facilities is January 16, 2024. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.
Cash Flows from Operating Activities
For the first quarter of fiscal 2023, net cash provided by operating activities was $342.5 million compared to $184.5 million for the first quarter of fiscal 2022. For the first quarter of fiscal 2023, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items and accounts payable, partially offset by accrued expenses and other liabilities. Net cash provided by operating activities compared to the first quarter of fiscal 2022 increased primarily due to lower spending on merchandise inventories and an increase in accounts payable, partially offset by a decrease in net earnings adjusted for non-cash items and a decrease in gift card and other deferred revenue.
Cash Flows from Investing Activities
For the first quarter of fiscal 2023, net cash used in investing activities was $49.9 million compared to $71.1 million for the first quarter of fiscal 2022, and was primarily attributable to purchases of property and equipment related to technology and supply chain enhancements.
Cash Flows from Financing Activities
For the first quarter of fiscal 2023, net cash used in financing activities was $362.4 million compared to $637.7 million for the first quarter of fiscal 2022, primarily driven by repurchases of common stock. Net cash used in financing activities for the first quarter of fiscal 2023 decreased compared to the first quarter of fiscal 2022, primarily due to a decrease in repurchases of common stock and lower tax withholdings paid related to stock-based awards.
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
CRITICAL ACCOUNTING ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the first quarter of fiscal 2023, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.

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
Interest Rate Risk
Our Revolver has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the first quarter of fiscal 2023, we had no borrowings under our Revolver.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of April 30, 2023, our investments, made primarily in interest-bearing demand deposit accounts, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from vendors outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to our international purchase transactions was not significant to us during the first quarter of fiscal 2023 or the first quarter of fiscal 2022. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the first quarter of fiscal 2023 or fiscal 2022, we have continued to see volatility in the exchange rates in the countries in which we do business. Additionally, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current consolidated financial statements. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of April 30, 2023, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this Item is contained in Note F to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.
ITEM 1A. RISK FACTORS
See Part II, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 for a description of the risks and uncertainties associated with our business. There were no material changes to such risk factors in the current quarterly reporting period.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In March 2023, our Board of Directors authorized a new stock repurchase program for $1 billion, which replaced our existing program.
The following table provides information as of April 30, 2023 with respect to shares of common stock we repurchased during the first quarter of fiscal 2023. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program [1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 30, 2023 - February 26, 2023	—	$—	—	$689,962,000
February 27, 2023 - March 26, 2023	8,377	$119.36	8,377	$999,000,000
March 27, 2023 - April 30, 2023	2,502,341	$119.49	2,502,341	$700,000,000
Total	2,510,718	$119.49	2,510,718	$700,000,000
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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: May 26, 2023