Form 10-Q
period 2023-07-30
WILLIAMS SONOMA INC
filed 2023-09-01
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 27, 2023, 64,144,950 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 30, 2023

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
(In thousands, except per share amounts)	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net revenues	$1,862,614	$2,137,537	$3,618,065	$4,028,764
Cost of goods sold	1,105,047	1,208,728	2,185,439	2,271,407
Gross profit	757,567	928,809	1,432,626	1,757,357
Selling, general and administrative expenses	486,019	563,288	961,601	1,068,355
Operating income	271,548	365,521	471,025	689,002
Interest expense (income), net	(3,335)	(344)	(8,833)	(507)
Earnings before income taxes	274,883	365,865	479,858	689,509
Income taxes	73,376	98,790	121,820	168,321
Net earnings	$201,507	$267,075	$358,038	$521,188
Basic earnings per share	$3.14	$3.92	$5.51	$7.50
Diluted earnings per share	$3.12	$3.87	$5.46	$7.36
Shares used in calculation of earnings per share:
Basic	64,163	68,180	65,006	69,516
Diluted	64,526	69,081	65,586	70,844

See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
(In thousands)	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net earnings	$201,507	$267,075	$358,038	$521,188
Other comprehensive income (loss):
Foreign currency translation adjustments	2,171	(1,385)	(34)	(2,899)
Change in fair value of derivative financial instruments, net of tax of $(56), $9, $30, and $42	(157)	26	85	119
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $104, $2, $276, and $8	(296)	(5)	(782)	(23)
Comprehensive income	$203,225	$265,711	$357,307	$518,385

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except per share amounts)	July 30, 2023	January 29, 2023	July 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$514,435	$367,344	$124,944
Accounts receivable, net	117,045	115,685	133,500
Merchandise inventories, net	1,300,838	1,456,123	1,542,428
Prepaid expenses	73,521	64,961	102,312
Other current assets	26,293	31,967	25,537
Total current assets	2,032,132	2,036,080	1,928,721
Property and equipment, net	1,036,407	1,065,381	973,676
Operating lease right-of-use assets	1,232,925	1,286,452	1,174,354
Deferred income taxes, net	73,610	81,389	52,897
Goodwill	77,322	77,307	85,269
Other long-term assets, net	119,415	116,407	104,257
Total assets	$4,571,811	$4,663,016	$4,319,174
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$597,104	$508,321	$680,097
Accrued expenses	184,996	247,594	244,559
Gift card and other deferred revenue	435,369	479,229	498,354
Income taxes payable	127,581	61,204	87,159
Operating lease liabilities	222,155	231,965	206,931
Other current liabilities	96,645	108,138	93,945
Total current liabilities	1,663,850	1,636,451	1,811,045
Long-term operating lease liabilities	1,168,221	1,211,693	1,115,501
Other long-term liabilities	118,785	113,821	114,349
Total liabilities	2,950,856	2,961,965	3,040,895
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 64,145, 66,226 and 67,057 shares issued and outstanding at July 30, 2023, January 29, 2023 and July 31, 2022, respectively	642	663	671
Additional paid-in capital	551,507	573,117	541,895
Retained earnings	1,084,772	1,141,819	750,083
Accumulated other comprehensive loss	(14,540)	(13,809)	(13,631)
Treasury stock, at cost: 6, 1 and 1 shares as of July 30, 2023, January 29, 2023 and July 31, 2022, respectively	(1,426)	(739)	(739)
Total stockholders’ equity	1,620,955	1,701,051	1,278,279
Total liabilities and stockholders’ equity	$4,571,811	$4,663,016	$4,319,174

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 29, 2023	66,226	$663	$573,117	$1,141,819	$(13,809)	$(739)	$1,701,051
Net earnings	—	—	—	156,531	—	—	156,531
Foreign currency translation adjustments	—	—	—	—	(2,205)	—	(2,205)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	242	—	242
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(486)	—	(486)
Conversion/release of stock-based awards [1]	498	5	(49,322)	—	—	(201)	(49,518)
Repurchases of common stock [2]	(2,502)	(25)	(14,803)	(286,573)	—	(1,000)	(302,401)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(334)	(180)	—	514	—
Stock-based compensation expense	—	—	23,282	—	—	—	23,282
Dividends declared	—	—	—	(59,671)	—	—	(59,671)
Balance at April 30, 2023	64,222	$643	$531,940	$951,926	$(16,258)	$(1,426)	$1,466,825
Net earnings	—	—	—	201,507	—	—	201,507
Foreign currency translation adjustments	—	—	—	—	2,171	—	2,171
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(157)	—	(157)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(296)	—	(296)
Conversion/release of stock-based awards [1]	13	—	(432)	—	—	—	(432)
Repurchases of common stock [2]	(90)	(1)	(548)	(9,547)	—	—	(10,096)
Stock-based compensation expense	—	—	20,547	—	—	—	20,547
Dividends declared	—	—	—	(59,114)	—	—	(59,114)
Balance at July 30, 2023	64,145	$642	$551,507	$1,084,772	$(14,540)	$(1,426)	$1,620,955
1Amounts are shown net of shares withheld for employee taxes.
2Repurchases of common stock include accrued excise taxes of $2.5 million as of July 30, 2023, which is recorded in retained earnings.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 30, 2022	71,982	$720	$600,942	$1,074,084	$(10,828)	$(711)	$1,664,207
Net earnings	—	—	—	254,113	—	—	254,113
Foreign currency translation adjustments	—	—	—	—	(1,514)	—	(1,514)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	93	—	93
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(18)	—	(18)
Conversion/release of stock-based awards [1]	617	6	(78,142)	—	—	(372)	(78,508)
Repurchases of common stock	(3,380)	(33)	(18,590)	(482,452)	—	—	(501,075)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(344)	—	—	344	—
Stock-based compensation expense	—	—	28,339	—	—	—	28,339
Dividends declared	—	—	—	(55,893)	—	—	(55,893)
Balance at May 1, 2022	69,219	$693	$532,205	$789,852	$(12,267)	$(739)	$1,309,744
Net earnings	—	—	—	267,075	—	—	267,075
Foreign currency translation adjustments	—	—	—	—	(1,385)	—	(1,385)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	26	—	26
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(5)	—	(5)
Conversion/release of stock-based awards [1]	26	—	(767)	—		—	(767)
Repurchases of common stock	(2,188)	(22)	(12,519)	(252,808)	—	—	(265,349)
Stock-based compensation expense	—	—	22,976	—	—	—	22,976
Dividends declared	—	—	—	(54,036)	—	—	(54,036)
Balance at July 31, 2022	67,057	$671	$541,895	$750,083	$(13,631)	$(739)	$1,278,279

1Amounts are shown net of shares withheld for employee taxes.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Twenty-six Weeks Ended
(In thousands)	July 30, 2023	July 31, 2022
Cash flows from operating activities:
Net earnings	$358,038	$521,188
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	110,843	102,455
Loss on disposal/impairment of assets	14,185	5,413
Non-cash lease expense	126,981	110,511
Deferred income taxes	(3,841)	(7,636)
Tax benefit related to stock-based awards	12,334	10,828
Stock-based compensation expense	44,159	51,743
Other	(1,647)	(1,481)
Changes in:
Accounts receivable	(1,502)	(1,985)
Merchandise inventories	154,712	(295,458)
Prepaid expenses and other assets	(6,615)	(30,585)
Accounts payable	87,840	59,404
Accrued expenses and other liabilities	(67,955)	(78,895)
Gift card and other deferred revenue	(43,699)	50,503
Operating lease liabilities	(135,206)	(120,036)
Income taxes payable	66,358	7,623
Net cash provided by operating activities	714,985	383,592
Cash flows from investing activities:
Purchases of property and equipment	(92,880)	(148,548)
Other	211	86
Net cash used in investing activities	(92,669)	(148,462)
Cash flows from financing activities:
Repurchases of common stock	(310,000)	(766,424)
Payment of dividends	(116,643)	(112,674)
Tax withholdings related to stock-based awards	(49,950)	(79,275)
Net cash used in financing activities	(476,593)	(958,373)
Effect of exchange rates on cash and cash equivalents	1,368	(2,151)
Net increase (decrease) in cash and cash equivalents	147,091	(725,394)
Cash and cash equivalents at beginning of period	367,344	850,338
Cash and cash equivalents at end of period	$514,435	$124,944

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries ("Company," “we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of July 30, 2023 and July 31, 2022, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen and twenty-six weeks then ended and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks then ended, have been prepared by us, and have not been audited. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Intercompany transactions and accounts have been eliminated in our consolidation. The balance sheet as of January 29, 2023, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.
The results of operations for the thirteen and twenty-six weeks ended July 30, 2023 are not necessarily indicative of the operating results of the full year.
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
Beginning in fiscal 2021 and continuing through fiscal 2022, global supply chain disruptions caused delays in inventory receipts and backorder delays, increased raw material costs, and higher shipping-related charges. These disruptions improved in the fourth quarter of fiscal 2022. However, the costs from these supply chain challenges impacted our Condensed Consolidated Statement of Earnings in the first half of fiscal 2023.
Reclassifications
Certain amounts reported in our Condensed Consolidated Balance Sheets as of January 29, 2023 and July 31, 2022 have been reclassified in order to conform to the current period presentation. These reclassifications impacted deferred lease incentives and other long-term liabilities. Other long-term liabilities include deferred lease incentives of $8.9 million, $10.0 million and $14.7 million as of July 30, 2023, January 29, 2023 and July 31, 2022, respectively. There was no change in total liabilities as a result of these reclassifications.
Additionally, certain amounts reported in our Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended July 31, 2022 have been reclassified in order to conform to the current period presentation. These reclassifications impacted amortization of deferred lease incentives and the line item for all other adjustments within operating activities. Other adjustments include amortization of deferred lease incentives of $1.1 million and $1.6 million for the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively. There was no change in net cash provided by operating activities as a result of these reclassifications.
Recently Issued Accounting Pronouncements
In March 2020, January 2021 and December 2022, the FASB issued accounting standards update ("ASU") 2020-04, Reference Rate Reform (Topic 848), ASU-2021-01, Reference Rate Reform (Topic 848), Scope and ASU-2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, respectively. Together, the ASUs are intended to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance provides optional expedients and scope exceptions for transactions if certain criteria are met. These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. We may elect to apply the provisions of the new standard prospectively through December 31, 2024. Unlike other topics, the provisions of this update are only available until December 31, 2024, by which time the reference rate replacement activity is expected to be completed. As of July 30, 2023, we have fully transitioned our basis for establishing interest rates for certain borrowings under our Credit Facility from LIBOR to the Secured Overnight Financing Rate ("SOFR"). As we no longer have transactions that could qualify for these optional expedients and scope exceptions, the provisions of the new standard are no longer applicable.

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
During the thirteen and twenty-six weeks ended July 30, 2023 and July 31, 2022, we had no borrowings under our Revolver. Additionally, as of July 30, 2023, issued but undrawn standby letters of credit of $11.2 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. Our Revolver matures on September 30, 2026, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
The Credit Facility was amended in June 2023 to replace the LIBOR with the SOFR as the basis for establishing the interest rate applicable to certain borrowings under the agreement. The interest rate applicable to our Revolver is variable and may be elected by us as: (i) the SOFR plus 10 basis points and an applicable margin based on our leverage ratio, ranging from 0.91% to 1.775% or (ii) a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio, ranging from 0% to 0.775%.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of July 30, 2023, we were in compliance with our financial covenants under our Credit Facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio. As of July 30, 2023, the aggregate amount outstanding under our letter of credit facilities was $1.4 million, which represents a future commitment to fund inventory purchases to which we had not taken legal title. On August 18, 2023, we renewed two of the letter of credit facilities totaling $30 million on substantially similar terms. The two letter of credit facilities mature on August 18, 2024, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2025. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.

NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights, restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 42.7 million shares. As of July 30, 2023, there were approximately 5.1 million shares available for future grant. Awards may be granted under our Plan to officers, employees and non-employee members of the Board of Directors of the Company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
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
Stock-Based Compensation Expense
During the thirteen and twenty-six weeks ended July 30, 2023, we recognized total stock-based compensation expense, as a component of selling, general and administrative ("SG&A") expenses of $20.8 million and $44.2 million, respectively. During the thirteen and twenty-six weeks ended July 31, 2022, we recognized total stock-based compensation expense, as a component of SG&A expenses of $23.2 million and $51.7 million, respectively.

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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended July 30, 2023
Basic	$201,507	64,163	$3.14
Effect of dilutive stock-based awards		363
Diluted	$201,507	64,526	$3.12
Thirteen weeks ended July 31, 2022
Basic	$267,075	68,180	$3.92
Effect of dilutive stock-based awards		901
Diluted	$267,075	69,081	$3.87
Twenty-six weeks ended July 30, 2023
Basic	$358,038	65,006	$5.51
Effect of dilutive stock-based awards		580
Diluted	$358,038	65,586	$5.46
Twenty-six weeks ended July 31, 2022
Basic	$521,188	69,516	$7.50
Effect of dilutive stock-based awards		1,328
Diluted	$521,188	70,844	$7.36
The effect of anti-dilutive stock-based awards was not material for the thirteen and twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively.
NOTE E. SEGMENT REPORTING
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
The following table summarizes our net revenues by brand for the thirteen and twenty-six weeks ended July 30, 2023 and July 31, 2022.

	For the Thirteen Weeks Ended [1]		For the Twenty-six Weeks Ended [1]
(In thousands)	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Pottery Barn	$786,308	$879,107	$1,554,022	$1,653,753
West Elm	484,106	607,918	936,499	1,144,211
Williams Sonoma	244,513	248,611	483,934	500,831
Pottery Barn Kids and Teen	255,987	284,162	472,208	511,131
Other [2]	91,700	117,739	171,402	218,838
Total [3]	$1,862,614	$2,137,537	$3,618,065	$4,028,764
1Includes business-to-business net revenues within each brand.
2Primarily consists of net revenues from Rejuvenation, our international franchise operations, Mark and Graham and GreenRow.
3Includes net revenues related to our international operations (including our operations in Canada, our franchise businesses, and operations in Australia and the United Kingdom) of approximately $82.0 million and $113.3 million for the thirteen weeks ended July 30, 2023 and July 31, 2022, respectively, and approximately $152.8 million and $208.3 million for the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively.

Long-lived assets by geographic location, which excludes deferred income taxes, goodwill, and intangible assets, are as follows:

	As of
(In thousands)	July 30, 2023	July 31, 2022
U.S.	$2,295,497	$2,133,996
International	81,751	107,987
Total	$2,377,248	$2,241,983

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
NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS
Stock Repurchase Program
During the thirteen weeks ended July 30, 2023, we repurchased 89,709 shares of our common stock at an average cost of $111.47 per share for an aggregate cost of $10.0 million, excluding excise taxes on stock repurchases (net of issuances) of $0.1 million. During the twenty-six weeks ended July 30, 2023, we repurchased 2,600,427 shares of our common stock at an average cost of $119.21 per share for an aggregate cost of $310.0 million, excluding excise taxes on stock repurchases (net of issuances) of $2.5 million. As of July 30, 2023, there was $690.0 million remaining under our current stock repurchase program. During the thirteen weeks ended July 31, 2022, we repurchased 2,188,037 shares of our common stock at an average cost of $121.27 per share for an aggregate cost of $265.3 million. During the twenty-six weeks ended July 31, 2022, we repurchased 5,567,768 shares of our common stock at an average cost of $137.65 per share for an aggregate cost of $766.4 million.
As of July 30, 2023 and July 31, 2022, we held treasury stock of $1.4 million and $0.7 million, respectively, that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.
Dividends
We declared cash dividends of $0.90 and $0.78 per common share during the thirteen weeks ended July 30, 2023 and July 31, 2022, respectively. We declared cash dividends of $1.80 and $1.56 per common share during the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively. Our quarterly cash dividend may be limited or terminated at any time.

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
Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of July 30, 2023, our reclassification of pre-tax gains or losses from OCI to cost of goods sold over the next 12 months is not expected to be material.
We had foreign currency forward contracts outstanding (in U.S. dollars) with notional amounts of $5.5 million and $18.0 million as of July 30, 2023 and July 31, 2022, respectively.
Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in SG&A expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and twenty-six weeks ended July 30, 2023 and July 31, 2022.
The effect of derivative instruments in our Condensed Consolidated Financial Statements from gains or losses recognized in income was not material for the thirteen and twenty-six weeks ended July 30, 2023 and July 31, 2022.
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
During the thirteen weeks ended July 30, 2023, we recognized impairment charges primarily related to leasehold improvements of two underperforming stores of $3.1 million. During the twenty-six weeks ended July 30, 2023, we recognized impairment charges of $11.4 million, which consisted of (i) the write-down of operating lease right-of-use-assets of $3.9 million, (ii) the write-down of leasehold improvements of four underperforming stores of $3.8 million and (iii) the write-off of property and equipment of $3.7 million resulting from the exit of Aperture, a division of our Outward, Inc. subsidiary.
During the thirteen and twenty-six weeks ended July 31, 2022, we recognized impairment charges primarily related to leasehold improvements of $2.6 million and the write-down of operating lease right-of-use assets of $2.6 million.
There were no transfers in and out of Level 3 categories during the thirteen and twenty-six weeks ended July 30, 2023 and July 31, 2022.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 29, 2023	$(14,458)	$649	$(13,809)
Foreign currency translation adjustments	(2,205)	—	(2,205)
Change in fair value of derivative financial instruments	—	242	242
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(486)	(486)
Other comprehensive income (loss)	(2,205)	(244)	(2,449)
Balance at April 30, 2023	$(16,663)	$405	$(16,258)
Foreign currency translation adjustments	2,171	—	2,171
Change in fair value of derivative financial instruments	—	(157)	(157)
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(296)	(296)
Other comprehensive income (loss)	2,171	(453)	1,718
Balance at July 30, 2023	$(14,492)	$(48)	$(14,540)

Balance at January 30, 2022	$(10,886)	$58	$(10,828)
Foreign currency translation adjustments	(1,514)	—	(1,514)
Change in fair value of derivative financial instruments	—	93	93
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(18)	(18)
Other comprehensive income (loss)	(1,514)	75	(1,439)
Balance at May 1, 2022	$(12,400)	$133	$(12,267)
Foreign currency translation adjustments	(1,385)	—	(1,385)
Change in fair value of derivative financial instruments	—	26	26
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(5)	(5)
Other comprehensive income (loss)	(1,385)	21	(1,364)
Balance at July 31, 2022	$(13,785)	$154	$(13,631)
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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of July 30, 2023 and July 31, 2022, we recorded a liability for expected sales returns of approximately $47.8 million and $45.7 million, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $14.9 million and $13.9 million, respectively, within other current assets in our Condensed Consolidated Balance Sheet.
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
As of July 30, 2023 and July 31, 2022, we had recorded $438.0 million and $501.8 million, respectively, for gift card and other deferred revenue in our Condensed Consolidated Balance Sheet, substantially all of which is expected to be recognized into revenue within the next 12 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: gross margin pressures, supply chain challenges; product, freight and distribution center costs; the macroeconomic environment; our operating model; our revenue growth; expanding our sales and operating margin; inflationary pressures; our strategic initiatives; our beliefs regarding customer behavior and industry trends; our merchandise strategies; our growth strategies for our brands; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash, including our commitment to continue or increase quarterly dividend payments; our future compliance with the financial covenants contained in our credit facility; our belief that our cash on-hand, in addition to our available credit facility, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the year ended January 29, 2023, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.
OVERVIEW
Williams-Sonoma, Inc. ("Company", "we", or "us") is a specialty retailer of high-quality sustainable products for the home. Our products in our portfolio of nine brands – Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, Mark and Graham and GreenRow – are marketed through e-commerce websites, at our retail stores and through our direct-mail catalogs. These brands are also part of The Key Rewards, our loyalty and credit card program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea, and India as well as e-commerce websites in certain locations. We are also proud to be a leader in our industry with our values-based culture and commitment to achieving our sustainability goals.
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended July 30, 2023 (“second quarter of fiscal 2023”), as compared to the thirteen weeks ended July 31, 2022 (“second quarter of fiscal 2022”) and twenty-six weeks ended July 30, 2023 (“first half of fiscal 2023”), as compared to the twenty-six weeks ended July 31, 2022 (“first half of fiscal 2022”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
Second Quarter of Fiscal 2023 Financial Results
Net revenues in the second quarter of fiscal 2023 decreased $274.9 million or 12.9%, with company comparable brand revenue ("company comp") decline of 11.9%. This was driven by lower consumer demand for high-ticket discretionary items, partially offset by relative strength in certain other categories. Company comp decreased 0.6% on a two-year basis and increased 39.7% on a four-year basis.
In the second quarter of fiscal 2023, Pottery Barn, our largest brand, saw 10.6% comparable brand revenue ("brand comp") decline, but delivered 10.9% brand comp growth on a two-year basis and 48.6% brand comp growth on a four-year basis. The second quarter decline was driven by reduced furniture demand, partially offset by better results in our decorating, frames, pillows, throws and table linens categories. The Pottery Barn Kids and Teen brands saw 9.0% brand comp decline in the second quarter of fiscal 2023 and 3.7% brand comp decline on a two-year basis, but saw 19.1% brand comp growth on a four-year basis. The second quarter decline resulted from pressure in certain of our children's furniture categories, but saw relative strength in our dorm and baby categories.

West Elm saw 20.8% brand comp decline in the second quarter of fiscal 2023 and 14.7% brand comp decline on a two-year basis, but saw 43.4% brand comp growth on a four-year basis. West Elm continued to be the brand most affected by the customer pull back in furniture as a result of the brand's high percentage of its assortment in the furniture category.
The Williams Sonoma brand saw 0.7% brand comp decline in the second quarter of fiscal 2023 and 0.2% brand comp decline on a two-year basis, but saw 35.6% brand comp growth on a four-year basis. The second quarter decline resulted from our home business, partially offset by strength in the kitchen business driven by high-end electrics and storage and organization.
For the second quarter of fiscal 2023, diluted earnings per share was $3.12, compared to $3.87 in the second quarter of fiscal 2022.
As of July 30, 2023, we had $514.4 million in cash and cash equivalents and generated operating cash flow of $715.0 million in the first half of fiscal 2023. In addition to our cash balance, we also ended the quarter with no outstanding borrowings under our revolving line of credit. Our liquidity position allowed us to fund the operations of the business by investing $92.9 million in capital expenditures in the first half of fiscal 2023, and to provide stockholder returns of $426.6 million in the first half of fiscal 2023 through stock repurchases and dividends.
Looking Ahead
As we look forward to the balance of the year, we believe our key differentiators – our in-house design, our digital-first channel strategy, and our values, our growth initiatives and our unique operating model will set us apart from our competition and allow us to drive long-term growth and profitability. However, the current uncertain macroeconomic environment with the weak housing market, layoffs and inflationary pressure may continue to impact our results in the near term. In the back half of fiscal 2023, we believe gross margin pressures resulting from supply chain costs incurred in the past several quarters, including higher product costs, higher freight and incremental distribution center costs for additional space to support our overall growth, may become tailwinds that support our profitability. Additionally, we expect our exit and reduction-in-force initiatives to result in approximate pre-tax annualized savings of $42 million, primarily in selling, general and administrative ("SG&A") expenses. We believe our key differentiators, our growth initiatives and our unique operating model leave us well-positioned to mitigate these challenges in both the short- and long-term. For information on risks, please see “Risk Factors” in Part II, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.
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
Second Quarter of Fiscal 2023 vs. Second Quarter of Fiscal 2022
Net revenues in the second quarter of fiscal 2023 decreased $274.9 million or 12.9%, with company comp decline of 11.9%. This was driven by lower consumer demand for high-ticket discretionary items, partially offset by relative strength in certain other categories. Company comp decreased 0.6% on a two-year basis and increased 39.7% on a four-year basis.
First Half of Fiscal 2023 vs. First Half of Fiscal 2022
Net revenues for the first half of fiscal 2023 decreased by $410.7 million, or 10.2%, with company comp decline of 9.1%. This was driven by lower consumer demand for high-ticket discretionary items, partially offset by fewer undelivered furniture orders. Company comp increased 1.4% on a two-year basis and 42.7% on a four-year basis.
Comparable Brand Revenue
Comparable brand revenue includes comparable e-commerce sales, including through our direct-mail catalog, and store sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months, and which have been open for at least 12 consecutive months without closure for more than seven days within the same fiscal month. Comparable stores that were temporarily closed during fiscal 2021 due to the pandemic were not excluded from the comparable brand revenue calculation. Outlet comparable store net revenues are included in their respective brands. Business-to-business revenues are included in comparable brand revenue for each of our brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and e-commerce websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales are meaningful to evaluating their performance. Additionally, comparable brand revenue for newer concepts is not separately disclosed until such time that we believe those sales are meaningful to evaluating the performance of the brand.

	For the Thirteen Weeks Ended [1]		For the Twenty-six Weeks Ended [1]
Comparable brand revenue growth (decline)	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Pottery Barn	(10.6)%	21.5%	(5.8)%	18.2%
West Elm	(20.8)	6.1	(18.4)	9.1
Williams Sonoma	(0.7)	0.5	(2.5)	(0.9)
Pottery Barn Kids and Teen	(9.0)	5.3	(6.5)	1.4
Total [2]	(11.9)%	11.3%	(9.1)%	10.5%
1 Comparable brand revenue includes business-to-business revenues within each brand.
2 Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.
STORE DATA

	Store Count					Average Leased Square Footage Per Store
	April 30, 2023	Openings	Closings	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Pottery Barn	188	3	(1)	190	189	15,000	14,600
Williams Sonoma	165	—	(1)	164	175	6,900	6,800
West Elm	123	1	(1)	123	121	13,200	13,200
Pottery Barn Kids	46	—	—	46	52	7,700	7,700
Rejuvenation	9	—	—	9	9	8,000	9,400
Total	531	4	(3)	532	546	11,300	11,100
Store selling square footage at period-end						3,886,000	3,856,000
Store leased square footage at period-end						6,036,000	6,044,000

COST OF GOODS SOLD

	For the Thirteen Weeks Ended				For the Twenty-six Weeks Ended
(In thousands)	July 30, 2023	% Net Revenues	July 31, 2022	% Net Revenues	July 30, 2023	% Net Revenues	July 31, 2022	% Net Revenues
Cost of goods sold [1]	$1,105,047	59.3%	$1,208,728	56.5%	$2,185,439	60.4%	$2,271,407	56.4%
1Includes occupancy expenses of $203.3 million and $193.0 million for the second quarter of fiscal 2023 and the second quarter of fiscal 2022, respectively, and $405.9 million and $379.4 million for the first half of fiscal 2023 and the first half of fiscal 2022, respectively.
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
Our classification of expenses in cost of goods sold may not be comparable to other public companies, as we do not include non-occupancy-related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third-party warehouse management and other distribution-related administrative expenses, are recorded in SG&A expenses.
Second Quarter of Fiscal 2023 vs. Second Quarter of Fiscal 2022
Cost of goods sold decreased $103.7 million, or 8.6%, compared to the second quarter of fiscal 2022. Cost of goods sold as a percentage of net revenues increased to 59.3% from 56.5% in the second quarter of fiscal 2022. This increase in rate was primarily driven by (i) higher input costs as we absorbed higher product costs, ocean freight, detention and demurrage due to the impact of supply chain disruption and global inflation pressures, (ii) higher outbound customer shipping costs due to out-of-market shipping and shipping multiple times for multi-unit orders, and (iii) higher occupancy costs resulting from incremental costs from our new distribution centers on the East and West Coasts to support our long-term growth, which was partially offset by the higher pricing power of our proprietary products, our ongoing commitment to forgo site wide promotions and our retail store optimization initiatives.

First Half of Fiscal 2023 vs. First Half of Fiscal 2022
Cost of goods sold decreased $86.0 million, or 3.8%, compared to the first half of fiscal 2022. Cost of goods sold as a percentage of net revenues increased to 60.4% from 56.4% for the first half of fiscal 2022. This increase in rate was primarily driven by (i) higher input costs as we absorbed higher product costs, ocean freight, detention and demurrage due to the impact of supply chain disruption and global inflation pressures, (ii) higher outbound customer shipping costs due to out-of-market shipping and shipping multiple times for multi-unit orders, and (iii) higher occupancy costs resulting from incremental costs from our new distribution centers on the East and West Coasts to support our long-term growth, which was partially offset by the higher pricing power of our proprietary products, our ongoing commitment to forgo site wide promotions and our retail store optimization initiatives.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Thirteen Weeks Ended				For the Twenty-six Weeks Ended
(In thousands)	July 30, 2023	% Net Revenues	July 31, 2022	% Net Revenues	July 30, 2023	% Net Revenues	July 31, 2022	% Net Revenues
Selling, general and administrative expenses	$486,019	26.1%	$563,288	26.4%	$961,601	26.6%	$1,068,355	26.5%
SG&A expenses consists of non-occupancy related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing, impairment and other general expenses.
Second Quarter of Fiscal 2023 vs. Second Quarter of Fiscal 2022
SG&A expenses decreased $77.3 million, or 13.7%, compared to the second quarter of fiscal 2022. SG&A expenses as a percentage of net revenues decreased to 26.1% from 26.4% in the second quarter of fiscal 2022. This decrease was primarily driven by (i) the leverage of employment expenses due to managed variable employment costs and the cost savings from reduction-in-force actions taken in the first and second quarters of fiscal 2023 and (ii) the leverage of advertising expenses driven by efficient spend aligned with business trends.
First Half of Fiscal 2023 vs. First Half of Fiscal 2022
SG&A expenses decreased $106.8 million, or 10.0%, compared to the first half of fiscal 2022. SG&A expenses as a percentage of net revenues increased to 26.6% from 26.5% for the first half of fiscal 2022. This increase in rate was primarily driven by deleverage due to lower sales as well as exit and reduction-in-force initiatives in the first quarter of fiscal 2023 of $15.8 million and $8.3 million, respectively, totaling $24.1 million, partially offset by (i) the leverage of employment expenses due to managed variable employment costs and the cost savings from reduction-in-force actions taken in the first and second quarters of fiscal 2023 and (ii) the leverage of advertising expenses driven by efficient spend aligned with business trends.
INCOME TAXES
The effective tax rate was 25.4% for the first half of fiscal 2023 compared to 24.4% for the first half of fiscal 2022. The increase in the effective tax rate is primarily due to less excess tax benefit from stock-based compensation in fiscal 2023, the tax effect of earnings mix change, partially offset by the expiration of the statutes of limitation related to uncertain tax positions in fiscal 2023. We expect our fiscal year 2023 effective tax rate to be approximately 26.0%.
The Inflation Reduction Act, enacted on August 16, 2022, includes a new 15% minimum tax on “adjusted financial statement income” beginning with the Company’s fiscal year 2023. We do not expect to be subject to the minimum tax for fiscal year 2023.
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
Sources of Liquidity
As of July 30, 2023, we held $514.4 million in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts, and of which $68.0 million was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
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
During the thirteen and twenty-six weeks ended July 30, 2023 and July 31, 2022, we had no borrowings under our Revolver. Additionally, as of July 30, 2023, issued but undrawn standby letters of credit of $11.2 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of July 30, 2023, we were in compliance with our financial covenants under our Credit Facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio. As of July 30, 2023, the aggregate amount outstanding under our letter of credit facilities was $1.4 million, which represents a future commitment to fund inventory purchases to which we had not taken legal title. On August 18, 2023, we renewed two of the letter of credit facilities totaling $30 million on substantially similar terms. The two letter of credit facilities mature on August 18, 2024, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2025. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.
Cash Flows from Operating Activities
For the first half of fiscal 2023, net cash provided by operating activities was $715.0 million compared to $383.6 million for the first half of fiscal 2022. For the first half of fiscal 2023, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, merchandise inventories (as a result of weak customer demand), accounts payable and income taxes payable (as a result of federal and state filing extensions), partially offset by accrued expenses and other liabilities. Net cash provided by operating activities compared to the first half of fiscal 2022 increased primarily due to lower spending on merchandise inventories and an increase in income taxes payable, partially offset by decreases in net earnings adjusted for non-cash items and gift card and other deferred revenue.
Cash Flows from Investing Activities
For the first half of fiscal 2023, net cash used in investing activities was $92.7 million compared to $148.5 million for the first half of fiscal 2022, and was primarily attributable to purchases of property and equipment related to technology and supply chain enhancements.

Cash Flows from Financing Activities
For the first half of fiscal 2023, net cash used in financing activities was $476.6 million compared to $958.4 million for the first half of fiscal 2022, primarily driven by repurchases of common stock and payment of dividends. Net cash used in financing activities for the first half of fiscal 2023 decreased compared to the first half of fiscal 2022, primarily due to a decrease in repurchases of common stock.
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
CRITICAL ACCOUNTING ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the second quarter of fiscal 2023, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.

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
Interest Rate Risk
Our Revolver has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the second quarter of fiscal 2023, we had no borrowings under our Revolver.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of July 30, 2023, our investments, made primarily in interest-bearing demand deposit accounts, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from vendors outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to our international purchase transactions was not significant to us during the second quarter of fiscal 2023 or the second quarter of fiscal 2022. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the second quarter of fiscal 2023 or the second quarter of fiscal 2022, we have continued to see volatility in the exchange rates in the countries in which we do business. Additionally, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current consolidated financial statements. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of July 30, 2023, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information as of July 30, 2023 with respect to shares of common stock we repurchased during the second quarter of fiscal 2023. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program [1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
May 1, 2023 - May 28, 2023	89,709	$111.47	89,709	$690,000,000
May 29, 2023 - June 25, 2023	—	$—	—	$690,000,000
June 26, 2023 - July 30, 2023	—	$—	—	$690,000,000
Total	89,709	$111.47	89,709	$690,000,000
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the second quarter of fiscal 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit Number	Exhibit Description

3.1
Amended and Restated Bylaws of Williams-Sonoma, Inc., effective May 31, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 5, 2023, File No. 001-14077)

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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: September 1, 2023