Form 10-Q
period 2023-10-29
WILLIAMS SONOMA INC
filed 2023-11-28
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 26, 2023, 64,144,519 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 29, 2023

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
(In thousands, except per share amounts)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net revenues	$1,853,650	$2,192,574	$5,471,715	$6,221,338
Cost of goods sold	1,031,290	1,282,048	3,216,729	3,553,455
Gross profit	822,360	910,526	2,254,986	2,667,883
Selling, general and administrative expenses	507,283	570,893	1,468,884	1,639,248
Operating income	315,077	339,633	786,102	1,028,635
Interest income, net	7,182	370	16,015	877
Earnings before income taxes	322,259	340,003	802,117	1,029,512
Income taxes	84,974	88,280	206,794	256,601
Net earnings	$237,285	$251,723	$595,323	$772,911
Basic earnings per share	$3.70	$3.77	$9.20	$11.27
Diluted earnings per share	$3.66	$3.72	$9.12	$11.08
Shares used in calculation of earnings per share:
Basic	64,142	66,704	64,718	68,578
Diluted	64,774	67,617	65,298	69,782

See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
(In thousands)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net earnings	$237,285	$251,723	$595,323	$772,911
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,028)	(5,158)	(4,062)	(8,057)
Change in fair value of derivative financial instruments, net of tax of $27, $378, $57, and $420	78	1,069	163	1,188
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $40, $45, $316, and $53	(114)	(128)	(896)	(151)
Comprehensive income	$233,221	$247,506	$590,528	$765,891

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except per share amounts)	October 29, 2023	January 29, 2023	October 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$698,807	$367,344	$113,058
Accounts receivable, net	124,238	115,685	125,842
Merchandise inventories, net	1,396,864	1,456,123	1,687,895
Prepaid expenses	100,045	64,961	104,208
Other current assets	27,381	31,967	29,729
Total current assets	2,347,335	2,036,080	2,060,732
Property and equipment, net	1,026,819	1,065,381	1,009,088
Operating lease right-of-use assets	1,235,425	1,286,452	1,277,064
Deferred income taxes, net	76,272	81,389	54,247
Goodwill	77,279	77,307	85,245
Other long-term assets, net	120,639	116,407	107,631
Total assets	$4,883,769	$4,663,016	$4,594,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$675,505	$508,321	$720,856
Accrued expenses	203,958	247,594	275,381
Gift card and other deferred revenue	528,403	479,229	488,771
Income taxes payable	53,139	61,204	45,879
Operating lease liabilities	231,236	231,965	220,012
Other current liabilities	96,745	108,138	103,821
Total current liabilities	1,788,986	1,636,451	1,854,720
Long-term operating lease liabilities	1,163,631	1,211,693	1,208,074
Other long-term liabilities	117,918	113,821	118,279
Total liabilities	3,070,535	2,961,965	3,181,073
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 64,135, 66,226 and 66,556 shares issued and outstanding at October 29, 2023, January 29, 2023 and October 30, 2022, respectively	642	663	666
Additional paid-in capital	572,406	573,117	553,698
Retained earnings	1,260,216	1,141,819	877,157
Accumulated other comprehensive loss	(18,604)	(13,809)	(17,848)
Treasury stock, at cost: 6, 1 and 1 shares as of October 29, 2023, January 29, 2023 and October 30, 2022, respectively	(1,426)	(739)	(739)
Total stockholders’ equity	1,813,234	1,701,051	1,412,934
Total liabilities and stockholders’ equity	$4,883,769	$4,663,016	$4,594,007

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 29, 2023	66,226	$663	$573,117	$1,141,819	$(13,809)	$(739)	$1,701,051
Net earnings	—	—	—	156,531	—	—	156,531
Foreign currency translation adjustments	—	—	—	—	(2,205)	—	(2,205)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	242	—	242
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(486)	—	(486)
Conversion/release of stock-based awards [1]	498	5	(49,322)	—	—	(201)	(49,518)
Repurchases of common stock [2]	(2,502)	(25)	(14,803)	(286,573)	—	(1,000)	(302,401)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(334)	(180)	—	514	—
Stock-based compensation expense	—	—	23,282	—	—	—	23,282
Dividends declared	—	—	—	(59,671)	—	—	(59,671)
Balance at April 30, 2023	64,222	$643	$531,940	$951,926	$(16,258)	$(1,426)	$1,466,825
Net earnings	—	—	—	201,507	—	—	201,507
Foreign currency translation adjustments	—	—	—	—	2,171	—	2,171
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(157)	—	(157)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(296)	—	(296)
Conversion/release of stock-based awards [1]	13	—	(432)	—	—	—	(432)
Repurchases of common stock [2]	(90)	(1)	(548)	(9,547)	—	—	(10,096)
Stock-based compensation expense	—	—	20,547	—	—	—	20,547
Dividends declared	—	—	—	(59,114)	—	—	(59,114)
Balance at July 30, 2023	64,145	$642	$551,507	$1,084,772	$(14,540)	$(1,426)	$1,620,955
Net earnings	—	—	—	237,285	—	—	237,285
Foreign currency translation adjustments	—	—	—	—	(4,028)	—	(4,028)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	78	—	78
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(114)	—	(114)
Conversion/release of stock-based awards[1]	11	—	(1,159)	—	—	—	(1,159)
Repurchases of common stock [2]	(21)	—	(131)	(2,883)	—	—	(3,014)
Stock-based compensation expense	—	—	22,189	—	—	—	22,189
Dividends declared	—	—	—	(58,958)	—	—	(58,958)
Balance at October 29, 2023	64,135	$642	$572,406	$1,260,216	$(18,604)	$(1,426)	$1,813,234
1Amounts are shown net of shares withheld for employee taxes.
2Repurchases of common stock include accrued excise taxes of $2.5 million as of October 29, 2023, which is recorded in retained earnings.
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
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirty-nine Weeks Ended
(In thousands)	October 29, 2023	October 30, 2022
Cash flows from operating activities:
Net earnings	$595,323	$772,911
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	166,027	157,410
Loss on disposal/impairment of assets	19,143	5,738
Non-cash lease expense	186,764	169,602
Deferred income taxes	(7,993)	(10,494)
Tax benefit related to stock-based awards	12,455	11,172
Stock-based compensation expense	66,435	67,797
Other	(2,411)	(2,170)
Changes in:
Accounts receivable	(8,928)	5,288
Merchandise inventories	56,770	(443,812)
Prepaid expenses and other assets	(35,857)	(39,737)
Accounts payable	164,958	98,103
Accrued expenses and other liabilities	(48,978)	(34,157)
Gift card and other deferred revenue	49,878	42,005
Operating lease liabilities	(200,168)	(177,855)
Income taxes payable	(8,005)	(33,276)
Net cash provided by operating activities	1,005,413	588,525
Cash flows from investing activities:
Purchases of property and equipment	(134,830)	(234,378)
Other	402	100
Net cash used in investing activities	(134,428)	(234,278)
Cash flows from financing activities:
Repurchases of common stock	(313,001)	(840,955)
Payment of dividends	(174,571)	(165,254)
Tax withholdings related to stock-based awards	(51,108)	(80,431)
Net cash used in financing activities	(538,680)	(1,086,640)
Effect of exchange rates on cash and cash equivalents	(842)	(4,887)
Net increase (decrease) in cash and cash equivalents	331,463	(737,280)
Cash and cash equivalents at beginning of period	367,344	850,338
Cash and cash equivalents at end of period	$698,807	$113,058

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries ("Company," “we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of October 29, 2023 and October 30, 2022, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen and thirty-nine weeks then ended and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks then ended, have been prepared by us, and have not been audited. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Intercompany transactions and accounts have been eliminated in our consolidation. The balance sheet as of January 29, 2023, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.
The results of operations for the thirteen and thirty-nine weeks ended October 29, 2023 are not necessarily indicative of the operating results of the full year.
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
Reclassifications
Certain amounts reported in our Condensed Consolidated Balance Sheets as of January 29, 2023 and October 30, 2022 have been reclassified in order to conform to the current period presentation. These reclassifications impacted deferred lease incentives and other long-term liabilities. Other long-term liabilities include deferred lease incentives of $8.9 million, $10.0 million and $13.9 million as of October 29, 2023, January 29, 2023 and October 30, 2022, respectively. There was no change in total liabilities as a result of these reclassifications.
Additionally, certain amounts reported in our Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 30, 2022 have been reclassified in order to conform to the current period presentation. These reclassifications impacted amortization of deferred lease incentives and the line item for all other adjustments within operating activities. Other adjustments include amortization of deferred lease incentives of $1.7 million and $2.4 million for the thirty-nine weeks ended October 29, 2023 and October 30, 2022, respectively. There was no change in net cash provided by operating activities as a result of these reclassifications.
Recently Issued Accounting Pronouncements
In March 2020, January 2021 and December 2022, the FASB issued accounting standards update ("ASU") 2020-04, Reference Rate Reform (Topic 848), ASU-2021-01, Reference Rate Reform (Topic 848), Scope and ASU-2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, respectively. Together, the ASUs are intended to ease the potential accounting and financial reporting burden of reference rate reform, including the market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance provides optional expedients and scope exceptions for transactions if certain criteria are met. These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. We may elect to apply the provisions of the new standard prospectively through December 31, 2024. Unlike other topics, the provisions of this update are only available until December 31, 2024, by which time the reference rate replacement activity is expected to be completed. We have transitioned our basis for establishing interest rates for certain borrowings under our Credit Facility from LIBOR to the Secured Overnight Financing Rate ("SOFR"). As we no longer have transactions that could qualify for these optional expedients and scope exceptions, the provisions of the new standard are no longer applicable.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s ("SEC") Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the Accounting Standards Codification ("ASC") in response to the SEC’s Release No. 33-10532, Disclosure Update and Simplification Initiative, and align the ASC’s requirements with the SEC’s regulations. For entities subject to the SEC's existing disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. We do not expect the adoption of this ASU to have a material impact on our Condensed Consolidated Financial Statements and related disclosures.
NOTE B. BORROWING ARRANGEMENTS
Credit Facility
We have a credit facility (the "Credit Facility") which provides for a $500 million unsecured revolving line of credit (the “Revolver”). Our Revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Revolver by up to $250 million to provide for a total of up to $750 million of unsecured revolving credit.
During the thirteen and thirty-nine weeks ended October 29, 2023 and October 30, 2022, we had no borrowings under our Revolver. Additionally, as of October 29, 2023, issued but undrawn standby letters of credit of $11.1 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. Our Revolver matures on September 30, 2026, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
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
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of October 29, 2023, we were in compliance with our financial covenants under our Credit Facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio. As of October 29, 2023, the aggregate amount outstanding under our letter of credit facilities was $1.2 million, which represents a future commitment to fund inventory purchases to which we had not taken legal title. On August 18, 2023, we renewed two of the letter of credit facilities totaling $30 million on substantially similar terms. The two letter of credit facilities mature on August 18, 2024, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2025. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.

NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights, restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 42.7 million shares. As of October 29, 2023, there were approximately 5.1 million shares available for future grant. Awards may be granted under our Plan to officers, employees and non-employee members of the Board of Directors of the Company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
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
Stock-Based Compensation Expense
During the thirteen and thirty-nine weeks ended October 29, 2023, we recognized total stock-based compensation expense, as a component of selling, general and administrative ("SG&A") expenses of $22.2 million and $66.4 million, respectively. During the thirteen and thirty-nine weeks ended October 30, 2022, we recognized total stock-based compensation expense, as a component of SG&A expenses of $16.1 million and $67.8 million, respectively.

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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended October 29, 2023
Basic	$237,285	64,142	$3.70
Effect of dilutive stock-based awards		632
Diluted	$237,285	64,774	$3.66
Thirteen weeks ended October 30, 2022
Basic	$251,723	66,704	$3.77
Effect of dilutive stock-based awards		913
Diluted	$251,723	67,617	$3.72
Thirty-nine weeks ended October 29, 2023
Basic	$595,323	64,718	$9.20
Effect of dilutive stock-based awards		580
Diluted	$595,323	65,298	$9.12
Thirty-nine weeks ended October 30, 2022
Basic	$772,911	68,578	$11.27
Effect of dilutive stock-based awards		1,204
Diluted	$772,911	69,782	$11.08
The effect of anti-dilutive stock-based awards was not material for the thirteen and thirty-nine weeks ended October 29, 2023 and October 30, 2022, respectively.
NOTE E. SEGMENT REPORTING
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
The following table summarizes our net revenues by brand for the thirteen and thirty-nine weeks ended October 29, 2023 and October 30, 2022.

	For the Thirteen Weeks Ended [1]		For the Thirty-nine Weeks Ended [1]
(In thousands)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Pottery Barn	$777,475	$935,045	$2,331,497	$2,588,798
West Elm	466,360	599,802	1,402,859	1,744,013
Williams Sonoma	252,408	261,820	736,342	762,651
Pottery Barn Kids and Teen	276,715	299,112	748,923	810,243
Other [2]	80,692	96,795	252,094	315,633
Total [3]	$1,853,650	$2,192,574	$5,471,715	$6,221,338
1Includes business-to-business net revenues within each brand.
2Primarily consists of net revenues from Rejuvenation, our international franchise operations, Mark and Graham and GreenRow.
3Includes net revenues related to our international operations (including our operations in Canada, our franchise businesses, and operations in Australia and the United Kingdom) of approximately $72.5 million and $94.7 million for the thirteen weeks ended October 29, 2023 and October 30, 2022, respectively, and approximately $225.3 million and $303.0 million for the thirty-nine weeks ended October 29, 2023 and October 30, 2022, respectively.

Long-lived assets by geographic location, which excludes deferred income taxes, goodwill, and intangible assets, are as follows:

	As of
(In thousands)	October 29, 2023	October 30, 2022
U.S.	$2,285,829	$2,287,912
International	85,256	95,368
Total	$2,371,085	$2,383,280

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
NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS
Stock Repurchase Program
During the thirteen weeks ended October 29, 2023, we repurchased 21,434 shares of our common stock at an average cost of $140.01 per share for an aggregate cost of $3.0 million, excluding excise taxes on stock repurchases (net of issuances). During the thirty-nine weeks ended October 29, 2023, we repurchased 2,621,861 shares of our common stock at an average cost of $119.38 per share for an aggregate cost of $313.0 million, excluding excise taxes on stock repurchases (net of issuances) of $2.5 million. As of October 29, 2023, there was $687.0 million remaining under our current stock repurchase program.
During the thirteen weeks ended October 30, 2022, we repurchased 513,940 shares of our common stock at an average cost of $145.02 per share for an aggregate cost of $74.6 million. During the thirty-nine weeks ended October 30, 2022, we repurchased 6,081,708 shares of our common stock at an average cost of $138.28 per share for an aggregate cost of $841.0 million.
As of October 29, 2023 and October 30, 2022, we held treasury stock of $1.4 million and $0.7 million, respectively, that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.
Dividends
We declared cash dividends of $0.90 and $0.78 per common share during the thirteen weeks ended October 29, 2023 and October 30, 2022, respectively. We declared cash dividends of $2.70 and $2.34 per common share during the thirty-nine weeks ended October 29, 2023 and October 30, 2022, respectively. Our quarterly cash dividend may be limited or terminated at any time.

NOTE H. DERIVATIVE FINANCIAL INSTRUMENTS
We have retail and e-commerce businesses in Canada, Australia and the United Kingdom, and operations throughout Asia and Europe, which expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. To mitigate this risk, we may hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies. We do not enter into such contracts for speculative purposes. The assets or liabilities associated with the derivative financial instruments are measured at fair value and recorded in either other current assets or other current liabilities. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on whether the derivative financial instrument is designated as a hedge and qualifies for hedge accounting in accordance with ASC 815, Derivatives and Hedging.
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
Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of October 29, 2023, our reclassification of pre-tax gains or losses from OCI to cost of goods sold over the next 12 months is not expected to be material.
As of October 29, 2023, we had no foreign currency forward contracts outstanding. As of October 30, 2022, we had foreign currency forward contracts outstanding (in U.S. dollars) with a notional amount of $19.5 million.
Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively using regression analysis. Any measurable ineffectiveness of the hedge is recorded in SG&A expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for the thirteen and thirty-nine weeks ended October 29, 2023 and October 30, 2022.
The effect of derivative instruments in our Condensed Consolidated Financial Statements from gains or losses recognized in income was not material for the thirteen and thirty-nine weeks ended October 29, 2023 and October 30, 2022.
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
During the thirteen weeks ended October 29, 2023, we recognized impairment charges of $1.6 million, which consisted of (i) the write-down of leasehold improvements of four underperforming stores of $1.1 million and (ii) the write-down of operating lease right-of-use-assets of $0.5 million. During the thirty-nine weeks ended October 29, 2023, we recognized impairment charges of $13.0 million, which consisted of (i) the write-down of leasehold improvements of eight underperforming stores of $4.9 million, (ii) the write-down of operating lease right-of-use-assets of $4.4 million, and (iii) the write-off of property and equipment of $3.7 million resulting from the exit of Aperture, a division of our Outward, Inc. subsidiary.
During the thirteen weeks ended October 30, 2022, no impairment charges were recognized. During the thirty-nine weeks ended October 30, 2022, we recognized impairment charges of $5.2 million, which consisted of (i) the write-down of leasehold improvements of underperforming stores of $2.6 million and (ii) the write-down of operating lease right-of-use-assets of $2.6 million.
There were no transfers in and out of Level 3 categories during the thirteen and thirty-nine weeks ended October 29, 2023 and October 30, 2022.

NOTE J. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 29, 2023	$(14,458)	$649	$(13,809)
Foreign currency translation adjustments	(2,205)	—	(2,205)
Change in fair value of derivative financial instruments	—	242	242
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(486)	(486)
Other comprehensive income (loss)	(2,205)	(244)	(2,449)
Balance at April 30, 2023	$(16,663)	$405	$(16,258)
Foreign currency translation adjustments	2,171	—	2,171
Change in fair value of derivative financial instruments	—	(157)	(157)
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(296)	(296)
Other comprehensive income (loss)	2,171	(453)	1,718
Balance at July 30, 2023	$(14,492)	$(48)	$(14,540)
Foreign currency translation adjustments	(4,028)	—	(4,028)
Change in fair value of derivative financial instruments	—	78	78
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	(114)	(114)
Other comprehensive income (loss)	(4,028)	(36)	(4,064)
Balance at October 29, 2023	$(18,520)	$(84)	$(18,604)

Balance at January 30, 2022	$(10,886)	$58	$(10,828)
Foreign currency translation adjustments	(1,514)	—	(1,514)
Change in fair value of derivative financial instruments	—	93	93
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(18)	(18)
Other comprehensive income (loss)	(1,514)	75	(1,439)
Balance at May 1, 2022	$(12,400)	$133	$(12,267)
Foreign currency translation adjustments	(1,385)	—	(1,385)
Change in fair value of derivative financial instruments	—	26	26
Reclassification adjustment for realized (gain) loss on derivative financial instruments [1]	—	(5)	(5)
Other comprehensive income (loss)	(1,385)	21	(1,364)
Balance at July 31, 2022	$(13,785)	$154	$(13,631)
Foreign currency translation adjustments	(5,158)	—	(5,158)
Change in fair value of derivative financial instruments	—	1,069	1,069
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	(128)	(128)
Other comprehensive income (loss)	(5,158)	941	(4,217)
Balance at October 30, 2022	$(18,943)	$1,095	$(17,848)
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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of October 29, 2023 and October 30, 2022, we recorded a liability for expected sales returns of approximately $47.1 million and $52.3 million, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $14.9 million and $15.8 million, respectively, within other current assets in our Condensed Consolidated Balance Sheets.
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
As of October 29, 2023 and October 30, 2022, we had recorded $528.4 million and $488.8 million, respectively, for gift card and other deferred revenue within current liabilities in our Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: gross margin pressures, supply chain challenges; product, freight and distribution center costs; the macroeconomic environment; our operating model; our revenue growth; expanding our sales and operating margin; inflationary pressures; our strategic initiatives; our beliefs regarding customer behavior and industry trends; our merchandise strategies; our growth strategies for our brands; our beliefs regarding the resolution of current lawsuits, claims and proceedings; our stock repurchase program; our expectations regarding our cash flow hedges and foreign currency risks; our planned use of cash, including our commitment to continue or increase quarterly dividend payments; our future compliance with the financial covenants contained in our credit facility; our belief that our cash on-hand, in addition to our available credit facility, will provide adequate liquidity for our business operations over the next 12 months; our beliefs regarding our exposure to foreign currency exchange rate fluctuations; and our beliefs regarding seasonal patterns associated with our business, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the fiscal year ended January 29, 2023, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.
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
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended October 29, 2023 (“third quarter of fiscal 2023”), as compared to the thirteen weeks ended October 30, 2022 (“third quarter of fiscal 2022”) and thirty-nine weeks ended October 29, 2023 (“first thirty-nine weeks of fiscal 2023”), as compared to the thirty-nine weeks ended October 30, 2022 (“first thirty-nine weeks of fiscal 2022”), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
Third Quarter of Fiscal 2023 Financial Results
Net revenues in the third quarter of fiscal 2023 decreased $338.9 million or 15.5%, with company comparable brand revenue ("company comp") decline of 14.6%. This was driven by lower consumer demand for high-ticket discretionary items, partially offset by relative strength in certain other categories, including kitchen electrics, textiles and seasonal offerings. Company comp decreased 6.5% on a two-year basis and increased 34.8% on a four-year basis.
In the third quarter of fiscal 2023, Pottery Barn, our largest brand, saw 16.6% comparable brand revenue ("brand comp") decline, 3.0% brand comp growth on a two-year basis and 43.0% brand comp growth on a four-year basis. The third quarter decline was driven by reduced furniture demand, partially offset by relative strength from our textile and seasonal decorating categories. The Pottery Barn Kids and Teen brands saw 6.9% brand comp decline in the third quarter of fiscal 2023, 11.7% brand comp decline on a two-year basis, and 29.0% brand comp growth on a four-year basis. The third quarter decline resulted from pressure in certain of our children's furniture categories, but saw strength from our dorm and baby offerings and new product collaborations.

West Elm saw 22.4% brand comp decline in the third quarter of fiscal 2023, 18.2% brand comp decline on a two-year basis, and 26.1% brand comp growth on a four-year basis. West Elm continued to be the brand most affected by the customer pull back in furniture as a result of the brand's high percentage of its assortment in the furniture category, but saw relative strength from new furniture forms and innovation in textiles.
The Williams Sonoma brand saw 1.9% brand comp decline in the third quarter of fiscal 2023, 3.4% brand comp decline on a two-year basis and 34.6% brand comp growth on a four-year basis. The third quarter decline resulted from our home business, partially offset by strength in the kitchen business driven by high-end electrics, particularly in espresso and coffee.
For the third quarter of fiscal 2023, diluted earnings per share was $3.66, compared to $3.72 in the third quarter of fiscal 2022.
As of October 29, 2023, we had $698.8 million in cash and cash equivalents and generated operating cash flow of $1.0 billion in the first thirty-nine weeks of fiscal 2023. In addition to our cash balance, we also ended the quarter with no outstanding borrowings under our revolving line of credit. Our liquidity position allowed us to fund the operations of the business by investing $134.8 million in capital expenditures in the first thirty-nine weeks of fiscal 2023, and to provide stockholder returns of $487.6 million in the first thirty-nine weeks of fiscal 2023 through stock repurchases and dividends.
Looking Ahead
As we look forward to the balance of the year, we believe our key differentiators, growth initiatives and unique operating model will set us apart from our competition and allow us to drive long-term growth and profitability. However, the current uncertain macroeconomic environment with the weak housing market, interest rates, layoffs and inflationary pressure may continue to impact our results in the near term. Additionally, we expect our exit and reduction-in-force initiatives to result in approximate pre-tax annualized savings of $42 million, primarily in selling, general and administrative ("SG&A") expenses. For information on risks, please see “Risk Factors” in Part II, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.
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
Third Quarter of Fiscal 2023 vs. Third Quarter of Fiscal 2022
Net revenues in the third quarter of fiscal 2023 decreased $338.9 million or 15.5%, with company comp decline of 14.6%. This was driven by lower consumer demand for high-ticket discretionary items, partially offset by relative strength in certain other categories, including kitchen electrics, textiles and seasonal offerings. Company comp decreased 6.5% on a two-year basis and increased 34.8% on a four-year basis.
First Thirty-nine Weeks of Fiscal 2023 vs. First Thirty-nine Weeks of Fiscal 2022
Net revenues for the first thirty-nine weeks of fiscal 2023 decreased by $749.6 million, or 12.0%, with company comp decline of 11.1%. This was driven by lower consumer demand for high-ticket discretionary items, partially offset by relative strength in certain other categories including kitchen electrics, textiles and seasonal offerings. Company comp decreased 1.5% on a two-year basis and increased 39.3% on a four-year basis.
Comparable Brand Revenue
Comparable brand revenue includes comparable e-commerce sales, including through our direct-mail catalog, and store sales, as well as shipping fees, sales returns and other discounts associated with current period sales. Comparable stores are defined as permanent stores where gross square footage did not change by more than 20% in the previous 12 months, and which have been open for at least 12 consecutive months without closure for more than seven days within the same fiscal month. Comparable stores that were temporarily closed during fiscal 2021 due to the pandemic were not excluded from the comparable brand revenue calculation. Outlet comparable store revenues are included in their respective brands. Business-to-business revenues are included in comparable brand revenue for each of our brands. Sales to our international franchisees are excluded from comparable brand revenue as their stores and e-commerce websites are not operated by us. Sales from certain operations are also excluded until such time that we believe those sales are meaningful to evaluating their performance. Additionally, comparable brand revenue for newer concepts is not separately disclosed until such time that we believe those sales are meaningful to evaluating the performance of the brand.

	For the Thirteen Weeks Ended [1]		For the Thirty-nine Weeks Ended [1]
Comparable brand revenue growth (decline)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Pottery Barn	(16.6)%	19.6%	(9.7)%	18.7%
West Elm	(22.4)	4.2	(19.8)	7.3
Williams Sonoma	(1.9)	(1.5)	(2.3)	(1.1)
Pottery Barn Kids and Teen	(6.9)	(4.8)	(6.7)	(1.0)
Total [2]	(14.6)%	8.1%	(11.1)%	9.6%
1 Comparable brand revenue includes business-to-business revenues within each brand.
2 Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.
STORE DATA

	Store Count					Average Leased Square Footage Per Store
	July 30, 2023	Openings	Closings	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Pottery Barn	190	2	(1)	191	189	15,000	14,800
Williams Sonoma	164	1	(2)	163	175	6,900	6,800
West Elm	123	—	—	123	122	13,200	13,200
Pottery Barn Kids	46	—	—	46	52	7,800	7,700
Rejuvenation	9	1	—	10	9	8,200	9,400
Total	532	4	(3)	533	547	11,400	11,100
Store selling square footage at period-end						3,905,000	3,879,000
Store leased square footage at period-end						6,061,000	6,088,000

COST OF GOODS SOLD

	For the Thirteen Weeks Ended				For the Thirty-nine Weeks Ended
(In thousands)	October 29, 2023	% Net Revenues	October 30, 2022	% Net Revenues	October 29, 2023	% Net Revenues	October 30, 2022	% Net Revenues
Cost of goods sold [1]	$1,031,290	55.6%	$1,282,048	58.5%	$3,216,729	58.8%	$3,553,455	57.1%
1Includes occupancy expenses of $200.4 million and $202.3 million for the third quarter of fiscal 2023 and the third quarter of fiscal 2022, respectively, and $606.3 million and $581.7 million for the first thirty-nine weeks of fiscal 2023 and the first thirty-nine weeks of fiscal 2022, respectively.
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
Third Quarter of Fiscal 2023 vs. Third Quarter of Fiscal 2022
Cost of goods sold decreased $250.8 million, or 19.6%, compared to the third quarter of fiscal 2022. Cost of goods sold as a percentage of net revenues decreased to 55.6% from 58.5% in the third quarter of fiscal 2022. This decrease in rate was primarily driven by (i) improvement in input costs resulting from lower ocean freight, detention and demurrage, (ii) lower customer shipping and other inventory costs, including reductions in out-of-market shipments, multiple shipments, returns, replacements, damages, and accommodations and (iii) higher pricing power of our proprietary products and our focus on full-price selling, partially offset by (iv) deleveraged occupancy costs resulting from lower revenues.

First Thirty-nine Weeks of Fiscal 2023 vs. First Thirty-nine Weeks of Fiscal 2022
Cost of goods sold decreased $336.7 million, or 9.5%, compared to the first thirty-nine weeks of fiscal 2022. Cost of goods sold as a percentage of net revenues increased to 58.8% from 57.1% for the first thirty-nine weeks of fiscal 2022. This increase in rate was primarily driven by (i) higher input costs resulting from ocean freight, detention and demurrage in the first half of fiscal 2023, which improved in the third quarter of fiscal 2023 and (ii) higher occupancy costs resulting from incremental costs from our new distribution centers on the East and West Coasts to support our long-term growth, partially offset by (iii) higher pricing power of our proprietary products and our focus on full-price selling.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Thirteen Weeks Ended				For the Thirty-nine Weeks Ended
(In thousands)	October 29, 2023	% Net Revenues	October 30, 2022	% Net Revenues	October 29, 2023	% Net Revenues	October 30, 2022	% Net Revenues
Selling, general and administrative expenses	$507,283	27.4%	$570,893	26.0%	$1,468,884	26.8%	$1,639,248	26.3%
SG&A expenses consists of non-occupancy related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing, impairment and other general expenses.
Third Quarter of Fiscal 2023 vs. Third Quarter of Fiscal 2022
SG&A expenses decreased $63.6 million, or 11.1%, compared to the third quarter of fiscal 2022. SG&A expenses as a percentage of net revenues increased to 27.4% from 26.0% in the third quarter of fiscal 2022. This increase in rate was primarily driven by (i) deleverage of employment costs due to a benefit of $7.2 million recorded in fiscal 2022 as a result of the forfeiture of certain stock-based awards, (ii) an increase of general expenses driven by timing of asset disposals and legal settlements and (iii) deleverage due to lower revenues, partially offset by (iv) managed variable employment costs and the cost savings from reduction-in-force actions taken in the first half of fiscal 2023 and (v) leverage of advertising expenses driven by efficient spend aligned with business trends.
First Thirty-nine Weeks of Fiscal 2023 vs. First Thirty-nine Weeks of Fiscal 2022
SG&A expenses decreased $170.4 million, or 10.4%, compared to the first thirty-nine weeks of fiscal 2022. SG&A expenses as a percentage of net revenues increased to 26.8% from 26.3% for the first thirty-nine weeks of fiscal 2022. This increase in rate was primarily driven by (i) exit and reduction-in-force initiatives in the first quarter of fiscal 2023 of $15.8 million and $8.3 million, respectively, totaling $24.1 million and (ii) deleverage due to lower revenues, partially offset by (iii) leverage of advertising expenses driven by efficient spend aligned with business trends.
INCOME TAXES
The effective tax rate was 25.8% for the first thirty-nine weeks of fiscal 2023 compared to 24.9% for the first thirty-nine weeks of fiscal 2022. The increase in the effective tax rate is primarily due to (i) less excess tax benefit from stock-based compensation in fiscal 2023 and (ii) the tax effect of earnings mix change between the two fiscal years, partially offset by (iii) the release of valuation allowance related to a state net operating loss carryforward and (iv) the tax effect of the change in permanent reinvestment assertion on Canada earnings in fiscal 2022. We expect our fiscal year 2023 effective tax rate to be approximately 26.0%.
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
Sources of Liquidity
As of October 29, 2023, we held $698.8 million in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts, and of which $70.6 million was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
In addition to our cash balances on hand, we have a credit facility (the "Credit Facility") which provides for a $500 million unsecured revolving line of credit (the “Revolver”). Our Revolver may be used to borrow revolving loans or request the issuance of letters of credit. We may, upon notice to the administrative agent, request existing or new lenders, at such lenders’ option, to increase the Revolver by up to $250 million to provide for a total of up to $750 million of unsecured revolving credit.
During the thirteen and thirty-nine weeks ended October 29, 2023 and October 30, 2022, we had no borrowings under our Revolver. Additionally, as of October 29, 2023, issued but undrawn standby letters of credit of $11.1 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of October 29, 2023, we were in compliance with our financial covenants under our Credit Facility and, based on current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit reimbursement facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in our Credit Facility, plus an applicable margin based on our leverage ratio. As of October 29, 2023, the aggregate amount outstanding under our letter of credit facilities was $1.2 million, which represents a future commitment to fund inventory purchases to which we had not taken legal title. On August 18, 2023, we renewed two of the letter of credit facilities totaling $30 million on substantially similar terms. The two letter of credit facilities mature on August 18, 2024, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2025. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.
Cash Flows from Operating Activities
For the first thirty-nine weeks of fiscal 2023, net cash provided by operating activities was $1.0 billion compared to $588.5 million for the first thirty-nine weeks of fiscal 2022. For the first thirty-nine weeks of fiscal 2023, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, accounts payable (as a result of ongoing working capital enhancements) and merchandise inventories (as a result of decreasing customer demand). Net cash provided by operating activities compared to the first thirty-nine weeks of fiscal 2022 increased primarily due to lower spending on merchandise inventories and an increase in accounts payable, partially offset by a decrease in net earnings adjusted for non-cash items.
Cash Flows from Investing Activities
For the first thirty-nine weeks of fiscal 2023, net cash used in investing activities was $134.4 million compared to $234.3 million for the first thirty-nine weeks of fiscal 2022, and was primarily attributable to purchases of property and equipment related to technology and supply chain enhancements.

Cash Flows from Financing Activities
For the first thirty-nine weeks of fiscal 2023, net cash used in financing activities was $538.7 million compared to $1.1 billion for the first thirty-nine weeks of fiscal 2022, primarily driven by repurchases of common stock and payment of dividends. Net cash used in financing activities for the first thirty-nine weeks of fiscal 2023 decreased compared to the first thirty-nine weeks of fiscal 2022, primarily due to a decrease in repurchases of common stock.
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
CRITICAL ACCOUNTING ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the third quarter of fiscal 2023, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.

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
Interest Rate Risk
Our Revolver has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the third quarter of fiscal 2023, we had no borrowings under our Revolver.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of October 29, 2023, our investments, made primarily in interest-bearing demand deposit accounts, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from vendors outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to our international purchase transactions was not significant to us during the third quarter of fiscal 2023 or the third quarter of fiscal 2022. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the third quarter of fiscal 2023 or the third quarter of fiscal 2022, we have continued to see volatility in the exchange rates in the countries in which we do business. Additionally, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current consolidated financial statements. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we may hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note H to our Condensed Consolidated Financial Statements).
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of October 29, 2023, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information as of October 29, 2023 with respect to shares of common stock we repurchased during the third quarter of fiscal 2023. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program [1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 31, 2023 - August 27, 2023	—	$—	—	$690,000,000
August 28, 2023 - September 24, 2023	21,434	$140.01	21,434	$686,999,000
September 25, 2023 - October 29, 2023	—	$—	—	$686,999,000
Total	21,434	$140.01	21,434	$686,999,000
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the third quarter of fiscal 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement [1]	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration [2]	Other Material Terms	Date Terminated
Laura Alber, Director, President and Chief Executive Officer	October 10, 2023	Rule 10b5-1 Trading Arrangement	Up to 120,000 shares to be sold	January 17, 2025	N/A	N/A
1     Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
2    The Rule 10b5-1 Trading Arrangement permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. The Rule 10b5-1 Trading Arrangement only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule. The Rule 10b5-1 Trading Arrangement also provides for automatic expiration in the event of written notice of death or legal incapacity, our filing of a bankruptcy petition, the closing of a merger, recapitalization, acquisition, tender or exchange offer, or other business combination or reorganization resulting in the exchange or conversion of our common stock into shares of another company, or the conversion of our common stock into rights to receive fixed amounts of cash or into debt securities and/or preferred stock (whether in whole or in part).

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit Number	Exhibit Description

10.1*	The First Amendment to Eighth Amended and Restated Credit Agreement, dated as of June 5, 2023, among the Company, Bank of America, N.A., as administrative agent and the other lenders party thereto.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: November 28, 2023