Form 10-K
period 2024-01-28
WILLIAMS SONOMA INC
filed 2024-03-20
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2024.
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

As of July 30, 2023, the approximate aggregate market value of the registrant’s common stock held by non-affiliates was $8,903,099,737 based on the closing sale price as reported on the New York Stock Exchange on such date. It is assumed for purposes of this computation that an affiliate includes all persons as of July 30, 2023 listed as executive officers and directors with the Securities and Exchange Commission. This aggregate market value includes all shares held in the Williams-Sonoma, Inc. Stock Fund within the registrant’s 401(k) Plan.
As of March 17, 2024, 64,112,265 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, have been incorporated in Part III hereof.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the letter to stockholders contained in this Annual Report contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and operating results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, statements related to: projections of earnings, revenues, growth and other financial items; the strength of our business and our brands; our ability to execute strategic priorities and growth initiatives regarding digital leadership, product and technology innovation, cross-brand initiatives, retail transformation and operational excellence; our ability to execute on our environmental, social and governance initiatives; the continuing impact of inflation and measures to control inflation, including changing interest rates, on consumer spending; war in Ukraine and the Middle East, and shortages of various raw materials on our global supply chain, retail store operations and customer demand; labor and material shortages; the outcome of our growth initiatives; our ability to anticipate consumer preferences and buying trends; dependence on timely introduction and customer acceptance of our merchandise; changes in consumer spending based on weather, political, competitive and other conditions beyond our control; delays in store openings; competition from companies with concepts or products similar to ours; timely and effective sourcing of merchandise from our foreign and domestic suppliers and delivery of merchandise through our supply chain to our stores and customers; effective inventory management; our ability to manage customer returns; uncertainties in e-marketing, infrastructure and regulation; multi-channel and multi-brand complexities; our ability to introduce new brands and brand extensions; challenges associated with our increasing global presence; dependence on external funding sources for operating capital; disruptions in the financial markets; our ability to control employment, occupancy, supply chain, product, transportation and other operating costs; our ability to improve our systems and processes; changes to our information technology infrastructure; general political, economic and market conditions and events, including war, conflict or acts of terrorism; the impact of current and potential future tariffs and our ability to mitigate impacts; the potential for increased corporate income taxes; our beliefs about our competitive advantages and areas of potential future growth in the market; our ability to drive long-term sustainable returns; the plans, strategies, initiatives and objectives of management for future operations; our brands, products and related initiatives, including our ability to introduce new products and product lines and bring in new customers; the complementary nature of our e-commerce and retail channels; our marketing efforts; our global business and expansion efforts, including franchise, other third-party arrangements and company-owned operations; the seasonal variations in demand; our ability to recruit, retain and motivate skilled personnel; our belief in the reasonableness of the steps taken to protect the security and confidentiality of the information we collect; our belief in the adequacy of our facilities and the availability of suitable additional or substitute space; our belief in the ultimate resolution of current legal proceedings; the payment of dividends; our stock repurchase program; our capital allocation strategy in fiscal 2024; our planned use of cash in fiscal 2024; our compliance with financial covenants; our belief that our cash on hand and available credit facilities will provide adequate liquidity for our business operations; our belief regarding the effects of potential losses under our indemnification obligations; the effects of changes in our inventory reserves; the impact of new accounting pronouncements; and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.
The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings with the U.S. Securities and Exchange Commission, which are available on the SEC’s web site at www.sec.gov. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

WILLIAMS-SONOMA, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JANUARY 28, 2024

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
In the decades that followed, the quality of our products, our ability to identify new opportunities in the market and our people-first approach to business have facilitated our expansion beyond the kitchen into nearly every area of the home. We are focused on three key priorities — returning to growth, elevating our world-class customer service and driving earnings. Our growth will be driven by our business strategies in each of our core businesses, our business-to-business program, our emerging brands and our global business. We will continue to improve our world-class customer service by driving supply chain improvements from reduced out-of-market and multiple shipments, fewer customer accommodations, lower returns and damages, and reduced replacements. Additionally, we see opportunity to drive margin by focusing on full-price selling and cost negotiations. As it relates to other cost efficiencies, we expect to maintain our employment cost savings that we achieved this year, following our comprehensive review of our organization structure.
We are the world's largest digital-first, design-led and sustainable home retailer. Our products in our portfolio of nine brands — Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, Mark and Graham, and GreenRow — are marketed through e-commerce websites, direct-mail catalogs and our retail stores. These brands are also part of The Key Rewards, our loyalty and credit card program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea and India, as well as e-commerce websites in certain locations. We are also proud to be a leader in our industry with our values-based culture and commitment to achieving our sustainability goals.
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

West Elm
Born in Brooklyn in 2002, West Elm is dedicated to transforming people’s spaces through creativity, style and purpose. West Elm creates unique, modern and affordable home décor and curates a selection of goods that are crafted by makers from the across the world, with a focus on ethically-sourced and Fair Trade Certified products. The West Elm collection is available online and in our stores worldwide.
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
Mark and Graham
Established in 2012, Mark and Graham is a leading monogrammed lifestyle brand that offers thoughtfully designed personalized products and custom gifts. The digitally-native brand is known for high quality collections, ranging from home gifts to luggage to handbags, designed in-house that can be personalized with more than 100 monograms.
GreenRow
GreenRow, established in 2023, is an internally designed and developed brand specializing in the use of sustainable materials and manufacturing practices to create colorful, vintage-inspired heirloom quality products. Every product in the digitally-native brand's assortment supports at least one of our social or environmental initiatives and prioritizes utilizing innovative, sustainable manufacturing practices with low-impact materials wherever possible — including responsibly sourced linen, cotton, wood and recycled materials.
Outward
In 2017, we acquired Outward, Inc., a 3-D imaging and augmented reality platform for the home furnishings and décor industry. Headquartered in San Jose, California, Outward’s technology enables scalable applications in product visualization, digital room design and augmented and virtual reality.
OPERATIONS
As of January 28, 2024, we had the following merchandise strategies: Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, Mark and Graham, and GreenRow, which sell our products through our e-commerce websites, retail stores and direct-mail catalogs. We offer shipping from many of our brands to countries worldwide, while our catalogs reach customers throughout the U.S. The e-commerce and retail businesses complement each other by meeting the customers where they are; building brand awareness and acting as effective advertising vehicles. Our ability to leverage insights from both these channels, our omni-channel positioning and our marketing efforts, focused on digital advertising complemented by targeted catalogs, drive sales to each of our channels. Consistent with our published privacy policies, we leverage our proprietary customer file which is a unified view of customers across brands and channels, for digital, email, and catalog marketing purposes, augmented by our propensity to buy models developed by our in-house analytics team. Our retail stores serve as billboards for our brands, which we believe inspires new and existing customers to also shop online. We operate 518 stores, which include 480 stores in 40 states, Washington, D.C. and Puerto Rico, 19 stores in Canada, 17 stores in Australia and 2 stores in the United Kingdom. We also have multi-year franchise agreements with third parties in the Middle East, the Philippines, Mexico, South Korea and India that currently operate 138 franchised locations as well as e-commerce websites in certain locations.

SUPPLIERS
We purchase most of our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 3% of our purchases during fiscal 2023. Approximately 81% of our merchandise purchases in fiscal 2023 were sourced from foreign suppliers, predominantly in Asia and Europe, with 25% of our merchandise purchases sourced from China. Substantially all of these purchases were negotiated and paid for in U.S. dollars. In addition, we manufacture merchandise, primarily upholstered furniture and lighting, at our facilities located in North Carolina, Oregon and Mississippi. The current macroeconomic environment is uncertain and we continued to incur increased costs across our global supply chain in the first half of fiscal 2023. Additionally, we are subject to risks that may disrupt our supply chain operations or regionalization efforts, such as increasing labor costs and union organizing activity. Despite these challenges, we believe our key differentiators, growth strategies and the efficiencies of our operating model to reduce costs and manage inventory levels leave us well-positioned to mitigate these costs in both the short- and long- term. Refer to Item 1A. Risk Factors and to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the effect the global supply chain disruption has had on our results of operations.
COMPETITION AND SEASONALITY
The specialty e-commerce and retail businesses are highly competitive. Our e-commerce websites, retail stores and direct-mail catalogs compete with other retailers, including e-commerce retailers, large department stores, discount retailers, other specialty retailers offering home-centered assortments and other direct-mail catalogs. The continued shift to e-commerce has encouraged the entry of many new competitors, including discount retailers selling undifferentiated products at reduced prices, new business models and increased competition from established companies. We compete on the basis of our brand authority, the quality of our merchandise, our customer service, our proprietary customer list, our e-commerce websites and marketing capabilities, the location and appearance of our stores, as well as our in-house design, our digital-first channel strategy, and our values, which we believe have become increasingly relevant and set us apart from our competitors. Our in-house teams design our own products and work with our talented suppliers to bring quality, sustainable products to market through our high-touch multi-channel platform.
Our business is subject to substantial seasonal variations in demand. Historically, a significant portion of our net revenues and net earnings have been realized during the period from October through January, and levels of net revenues and net earnings have typically been lower during the period from February through September. We believe this is the general pattern associated with the retail industry. In preparation for and during our holiday selling season, we hire a substantial number of additional temporary associates, primarily in our retail stores, customer care centers, and distribution facilities.
HUMAN CAPITAL MANAGEMENT
As of January 28, 2024, we had approximately 19,300 employees, who we refer to as associates, of whom approximately 10,700 were full-time. In preparation for and during our fiscal 2023 holiday selling season, we hired a substantial number of part-time and seasonal associates, primarily in our retail stores, customer care centers, and distribution facilities. None of our associates are represented by a collective bargaining agreement.
We have three key Environmental, Social and Governance "ESG" pillars as areas of focus for our Company. One of those three pillars is “People” in keeping with our long-held “People First” culture. This includes the following areas of focus:
Associate Engagement
We directly engage with associates throughout the year to collect feedback with surveys and in-person, facilitated round tables, which we use to celebrate our culture and improve the experience of our teams. Our human resources department maintains an open-door policy for associates to report concerns, and we provide an anonymous reporting hotline, which is available in multiple languages and managed by an independent company not affiliated with us. We strive to deliver a workplace experience where the quality of our engagement with fellow associates, business partners and customers matches the quality of the products and services we bring to the marketplace.

Talent Development and Career Mobility
We invest in our associates through accessible resources and structured training programs that help our associates to navigate and foster meaningful careers. We offer development opportunities for our associates including in-person and online learning, as well as professional development courses, such as goal setting, and leadership training. We have a company-wide Advisor Program, which matches associates in a manager-and-above role with an associate to form advisor/advisee relationships to provide career guidance and receive support in working through career aspirations and development areas. We also created learning programs to further build skills and career opportunities for associates, notably focused on design and core retail skills. We also foster other team-based programs to develop talent at all levels of the Company, supplying associates with new skills and training. Through these programs, we give our associates the tools to succeed, learn new skills and develop their careers. We have a transparent process to post open jobs throughout the company and communicate opportunities for individuals to be considered for career advancement both within their current teams and across the company. We conduct annual talent reviews to identify talent development actions as well as strength and opportunities within our succession plans. Together, these actions enable us to maintain a strong talent pipeline internally.
Diversity, Equity and Inclusion
Associate engagement and retention require an understanding of the needs of a diverse, creative and purpose-driven workforce. We firmly believe that working in a culture focused on diversity, equity and inclusion spurs innovation, creates healthy and high-performing teams, and delivers superior customer experiences. We aim to provide equal opportunity for all associates. We have several systems under which associates can report incidents or discrimination confidentially or anonymously and without fear of reprisal. As of the end of fiscal 2023, approximately 68.1% of our total workforce identified as female and approximately 41.1% identified as an ethnic minority group. Additionally, approximately 56.6% of our Vice Presidents and above identified as female. We were also ranked on Forbes' List of Best Employers for Diversity in 2023 and were included in the 2023 Bloomberg Gender-Equality Index, which tracks public companies’ commitment to gender equality.
We are focused on increasing under-represented talent at the Company through expanding our candidate pool and career development. We maintain an Equity Action Plan and an Equity Action Committee, including a diverse group of executives and associates, and in 2023 we continued our commitment to equity through our partnership and donation support with our non-profit partners such as the NAACP, the Jackie Robinson Foundation, the National Urban League and Asian Americans Advancing Justice—Asian Law Caucus.
We continue to foster relationships with over 180 organizations, universities, colleges and networks to expand our reach to potential candidates. We continue to strive to bring forward a diverse slate of candidates for our corporate roles posted externally, which has resulted in improvement in both overall representation and hire rate since the inception of our Equity Action Plan. We are also a member of CEO Action for Diversity & Inclusion, in which we pledged a goal to “identify and establish associate networks for underrepresented communities to promote diversity and inclusion throughout the Company.” In furtherance of our stated goal, we have developed affinity group networks including an LGBTQIA+ Network, Black Associate Network, Veterans Appreciation Network, Hispanic/LatinX Associate Network, Asian WSI Network and a Disability, Education & Advocacy Network.
Safety/Health and Wellness
Our vision is to provide a safe and healthy work environment for our associates and customers. Aligned with our values, we strive to continuously improve our work environments to keep our associates and customers as safe as possible. Our efforts include:
•Incident and hazard reporting;
•Standard operating procedures aimed at reducing risk of injury;
•Associate and management training;
•Promotion of best practices; and
•Measurement of key safety metrics.
Compensation and Benefits
We offer a benefits package designed to put our associates’ health and well-being, and that of their families, at the forefront. Depending on position and location, associates may be eligible for: 401(k) plan and other investment opportunities; paid vacations, holidays and other time-off programs; health, dental and vision insurance; health and dependent care tax-free spending accounts; medical, family and bereavement leave; paid maternity/primary caregiver benefits; tax-free commuter benefits; wellness programs including telehealth visits; time off to volunteer; and matching donations to qualifying nonprofit organizations. In addition, consistent with our commitment to diversity and inclusion, we have expanded our benefit offerings to include coverage for transgender-inclusive services, including gender affirming care and therapy. As we strive to keep health care affordable and inclusive, we minimize cost increases to associates while adding offerings to support mental health and well-being.
Community Involvement
We also support our communities through our associates’ time and leadership, and we provide 8 hours of paid Community Involvement Time each year to our eligible associates. Additionally, we provided opportunities for associates to volunteer their time and talents with curated in-person events that support our local and national nonprofit partners. We believe volunteering deepens our presence in the community, enhances our relationships with customers and strengthens associate engagement.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE MATTERS
We believe that strategies that support the health of our planet, the well-being of our people and a shared sense of purpose foster long-term, sustainable growth for the Company. Our work continued to earn recognition across our industry. We were included in Barron’s 100 Most Sustainable U.S. Companies for 2024 for the 7th year running, recognized as Sustainable Furnishings Council Top Scoring global company for sustainable wood furniture for the past 6 years, and were included in the Dow Jones Sustainability North America Index for the second time.
As a multinational retailer with a global supply chain, we are committed to responsible practices across our business—from designing and sourcing responsible products, to reducing waste, to working with suppliers to lower emissions and adopt sustainable business practices. These practices are relevant to our business, critical to our associates, and important to our customers. Our three pillars of Planet, People, and Purpose are the cornerstones of our ESG work. Within these pillars, we identified impact areas and set goals that our family of brands plays an active role in achieving. We continue to implement efforts to advance our Science-Based Target for emissions reduction across our operations and value chain. Our strategies for energy efficiency and renewable energy, vendor engagement, and preferred materials guide our reduction efforts. In 2023, we drove progress towards our landfill diversion goal, implementing waste reduction initiatives, such as recycling and product donation, across our operations. In addition to our environmental work, we offer programming to support and enhance the well-being of the workers in our supply chain. Our ambitious goals encourage us to scale our impact.
More information about our sustainability efforts can be found on our website: sustainability.williams-sonomainc.com.
INTELLECTUAL PROPERTY
As of January 28, 2024, we own and/or have applied to register approximately 200 unique trademarks or service marks. We own and/or have applied to register our key brand names in the U.S. as well as in 95 additional jurisdictions. Generally, exclusive rights to the trademarks and service marks are held by Williams-Sonoma, Inc. and are used by our subsidiaries and franchisees under license. These marks include our core brand names as well as brand names for selected products and services. Our core brand names, including “Williams Sonoma,” “Pottery Barn,” “pottery barn kids,” “Pottery Barn Teen,” “west elm,” “Williams Sonoma Home,” “Rejuvenation”, “Mark and Graham” and “GreenRow” are of material importance to us. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use. We also own numerous patents, copyrights and trade dress rights for our products, proprietary designs, product packaging, catalogs, website designs and store designs, among other things, which are used by our subsidiaries and franchisees under license. As of January 28, 2024, we own or have applied to register approximately 420 patents in connection with certain product designs, inventions and proprietary technology. Patents in the U.S. are generally valid for 15 to 20 years as long as their registrations are properly maintained. In addition, we have registered and maintain numerous Internet domain names, including “williams-sonoma.com,” “potterybarn.com,” “potterybarnkids.com,” “potterybarnteen.com,” “westelm.com,” “wshome.com,” “williams-sonomainc.com,” “rejuvenation.com,” “markandgraham.com” and “greenrow.com.” Collectively, the trademarks, patents, copyrights, trade dress rights, domain names, trade secrets and other intellectual property and proprietary technology that we hold are of material importance to us.
REGULATION
As a company with global operations, we are subject to the laws of the U.S. and multiple foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, or competitive position as compared to prior periods. Also see the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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
•Our facilities and systems, as well as those of our suppliers, are vulnerable to natural disasters, adverse weather, climate change, technology issues and other unexpected events, any of which could result in an interruption in our business and harm our operating results.
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
•If we are unable to protect against inventory shrink, loss of other assets and fraud, our results of operations and financial condition could be adversely affected.
•Our inability or failure to adequately protect or enforce our intellectual property could negatively impact our business.
•We outsource certain aspects of our business to third-party suppliers and are in the process of insourcing certain business functions from third-party suppliers.
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

Risks Related to Technology
•We are exposed to cybersecurity risks and costs associated with credit card fraud, identity theft and business interruption that could cause us to incur unexpected expenses and loss of revenue.
•We receive, process, store, use and share data, some of which contains personal information, which subjects us to complex and evolving governmental regulation and other legal obligations.
•We are undertaking certain systems changes that might disrupt our business operations.
Risks Related to Our Suppliers and Our Global Operations
•Our dependence on foreign suppliers and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.
•We depend on foreign suppliers and third-party agents for timely and effective sourcing of our merchandise, and we may not be able to acquire products in appropriate quantities and at acceptable prices to meet our needs.
•If our suppliers fail to adhere to our quality control standards and test protocols, we may delay a product launch or recall a product, which could damage our reputation and negatively affect our operations and financial results.
•Our efforts to expand globally may not be successful and could negatively impact the value of our brands.
•Our global operations present unique risks, and our failure to effectively manage the risks and challenges inherent in a global business could adversely affect our business, operating results and financial condition and growth prospects.
Risks Related to Taxes and Tariffs
•Any significant changes in tax, trade or other policies in the U.S. or other countries, including policies that restrict imports or increase import tariffs, could have a material adverse effect on our results of operations.
•Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results.
•Our business may be subject to evolving sales and other tax regimes in various jurisdictions, which may harm our business.
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
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, inflationary pressures, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, outbreaks of disease (such as the COVID-19 pandemic), adverse weather, availability of consumer credit, consumer debt levels, conditions in the housing market, elevated interest rates, sales tax rates and rate increases, consumer confidence in future economic and political conditions, and consumer perceptions of personal well-being and security. In particular, past economic downturns and inflationary pressures have led to decreased discretionary spending, which adversely impacted our business. An uncertain economic environment could also cause our suppliers to go out of business or our banks to discontinue lending to us or our suppliers, or it could cause us to undergo restructurings, any of which could adversely impact our business and operating results. In addition, periods of decreased home purchases, such as in the current environment, typically lead to decreased consumer spending on home products. These factors have affected, and may in the future affect, our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending or decreases in consumer spending on home products during periods of decreased home purchases, have reduced and may in the future reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.
If we are unable to identify and analyze factors affecting our business, anticipate changing consumer preferences and buying trends, and manage our inventory and marketing spend commensurate with customer demand, our sales levels and operating results may decline.
Our success depends, in large part, upon our ability to identify and analyze factors affecting our business and to anticipate and respond in a timely manner to changing merchandise trends and customer demands in order to maintain and attract customers. For example, in the specialty home products business, style and color trends are constantly evolving. As a result, consumer preferences cannot be predicted with certainty and may change between selling seasons. We must be able to stay current with preferences and trends in our brands and address the customer tastes for each of our target customer demographics. Additionally, changes in customer preferences and buying trends may affect our brands differently. We must also be able to identify and adjust the offerings in each of our brands to cater to customer demands. For example, a change in customer preferences for children’s room furnishings may not correlate to a similar change in buying trends for other home furnishings. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our sales may decline significantly or may be delayed while we work to fill related backorders. Alternatively, we may be required to mark down certain products to sell any excess inventory or to sell such inventory through our outlet or other liquidation channels at prices which are significantly lower than our retail prices, any of which would negatively impact our business and operating results.
In addition, we must manage our inventory effectively and commensurate with customer demand. Much of our inventory is sourced from suppliers located outside of the U.S. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacturing of such merchandise, up to twelve months and generally multiple seasons in advance of the applicable selling season and frequently before trends are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends. Our suppliers also may not have the capacity to handle our demands or may go out of business or have other delays in production in times of economic crisis. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate, and our business and operating results may be negatively impacted.
Our business and operating results may be harmed if we are unable to timely and effectively deliver merchandise to our stores and customers.
If we are unable to effectively manage our inventory levels and supply chain, including by predicting the appropriate levels and type of inventory to stock within each of our distribution facilities, our business and operating results may be harmed. A critical component of managing inventory levels is predictability of transit times from our global suppliers to our distribution centers. Factors such as labor disputes, union organizing activity, geopolitical instability, acts of terrorism, war, outbreaks of disease (such as the COVID-19 pandemic), adverse weather, natural disasters, and climate change can affect the global supply chain and disrupt our business. For example, recent instability in the Middle East is deterring commercial vessels from traveling through the Suez Canal, and instead is causing them to be rerouted, which leads to increased transit time and additional costs. Additionally, we have been, and may continue to be, affected by disruptions and delays in the shipping channels utilizing the Panama Canal. Low annual rainfall in Panama has reduced the size and number of vessels able to travel through the canal each day. The reduced size and number of vessels transiting the Panama Canal has caused us to use alternative shipping routes, and may cause us to incur higher labor costs, both of which could lead to increased shipping costs. These delays and disruptions may lead to increased costs and reduced demand for our products, which could harm our business.
Additionally, as we continue with the regionalization of our retail and e-commerce fulfillment capabilities, we are dependent on our ability to effectively locate appropriate real estate for our distribution facilities and continually ensure their ability to meet our fulfillment needs. We have invested capital into the acquisition of real estate leases for, and the development of technology and efficiencies at, our distribution centers. If disruptions in the operation of our distribution centers arise, or the technologies and efficiencies that we have invested in do not perform as anticipated, the results of our business could be negatively impacted.
Further, we cannot control all of the various factors that might affect our e-commerce fulfillment rates and timely and effective merchandise delivery to our stores and customers. We rely upon third-party carriers for our merchandise shipments and reliable data regarding the timing of those shipments, including shipments to our customers and to and from our stores. In addition, we are heavily dependent upon certain carriers for the delivery of our merchandise to our customers. As a result of our dependence on all of these third-party providers, we are subject to risks, including labor disputes, union organizing activity, adverse weather, natural disasters, climate change, the closure of such carriers’ offices or a reduction in operational hours due to an economic slowdown or the inability to sufficiently ramp up operational hours during an economic recovery or upturn, availability of adequate trucking or railway providers, the potential for railway and port worker strikes, possible acts of terrorism, war, outbreaks of disease (such as the COVID-19 pandemic) or other factors affecting such carriers’ ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs and costs associated with any regulations to address climate change. For example, the International Longshoreman’s Association ("ILA") union of maritime workers contract expires on September 30, 2024. The ILA is the largest union of maritime workers in North America, with over 65,000 members along the East Coast and Gulf of Mexico. If the ILA contract is not renewed before expiration and ILA members go on strike in the fall of 2024, we may be forced to ship goods intended for the East Coast of the U.S. to West Coast ports and move them to the East Coast by land, which could result in West Coast port congestion, significantly longer transit times, and increased costs to us.
Further, we have experienced, and may continue to experience increased costs and restricted capacity from our third-party shipping providers and shortages of raw materials used to make our products and increased costs associated with our packaging. Failure to deliver merchandise in a timely and effective manner could cause customers to cancel their orders and could damage our reputation and brands. In addition, fuel costs have been volatile and vessel operating companies and other transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment expenses could negatively affect our business and operating results.
Our failure to successfully manage our order-taking and fulfillment operations could have a negative impact on our business and operating results.
Our e-commerce business depends, in part, on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations in our distribution facilities, our customer care centers and on our e-commerce websites. Disruptions or slowdowns in these areas could result from disruptions in telephone or network services, power outages, inadequate system capacity, system hardware or software issues, computer viruses, security breaches, human error, changes in programming, union organizing activity, insufficient or inadequate labor to fulfill the orders, disruptions in our third-party labor contracts, inefficiencies due to inventory levels and limited distribution facility space, issues with third-party order fulfillment and drop shipping, natural disasters, adverse weather, climate change, outbreaks of disease (such as the COVID-19 pandemic) and war or acts of terrorism. Industries that are particularly seasonal, such as the home furnishings business, face a higher risk of harm from operational disruptions during peak sales seasons. These problems could result in a reduction in sales as well as increased expenses.
In addition, we face the risk that we cannot hire enough qualified associates to support our e-commerce operations, or that there will be a disruption in the workforce we engage from our third-party providers, especially during our peak season. The need to operate with fewer associates could negatively impact our customer service levels and our operations.
We must protect and maintain our brand image and reputation.
Our brands have wide recognition, and our success has been due in large part to our ability to maintain, enhance and protect our brand image and reputation and our customers’ connection to our brands. Our continued success depends in part on our ability to adapt to a rapidly changing media environment, including our reliance on social media and online advertising campaigns. Even if we react appropriately to negative posts or comments about us and/or our brands on social media and online, our customers’ perception of our brand image and our reputation could be negatively impacted. In addition, customer sentiment could be shaped by our sustainability policies and related design, sourcing and operations decisions. Failure to maintain, enhance and protect our brand image could have a material adverse effect on our results of operations.
Our sales may be negatively impacted by increasing competition from companies with brands or products similar to ours.
The specialty e-commerce and retail businesses are highly competitive. We compete with other retailers that market lines of merchandise similar to ours. We compete with national, regional, and local businesses that utilize a similar retail store strategy, as well as traditional furniture stores, department stores, direct-to-consumer businesses, and specialty stores. The continued sales growth in the e-commerce industry has encouraged the entry of many new competitors, including discount retailers selling similar products at reduced prices, new business models, and an increase in competition from established companies, many of whom are willing to spend significant funds and/or reduce pricing to gain market share.
The competitive challenges facing us include:
•anticipating and quickly responding to changing consumer demands or preferences better than our competitors;
•maintaining favorable brand recognition and achieving customer perception of value;
•marketing and competitively pricing our products to consumers;
•controlling and managing our costs, including advertising spend;
•managing increasingly competitive promotional activity;
•effectively attracting new customers;
•developing new innovative shopping experiences, like mobile applications and augmented reality capabilities, that effectively engage today’s digital customers;
•smartly leveraging artificial intelligence ("AI") and machine learning to enhance the customer experience and streamline processes;
•developing innovative, high-quality products in colors and styles that appeal to consumers of varying age groups, tastes and regions, and in ways that favorably distinguish us from our competitors; and
•effectively managing our supply chain and distribution strategies in order to provide our products to our consumers on a timely basis and minimize out-of-market and multiple shipments, accommodations, returns, replacements and damaged products.
In light of the many competitive challenges facing us, we may not be able to compete successfully. Increased competition could reduce our sales and harm our operating results and business.
Our facilities and systems, as well as those of our suppliers, are vulnerable to natural disasters, adverse weather, climate change, technology issues and other unexpected events, any of which could result in an interruption in our business and harm our operating results.
Our retail stores, corporate offices, distribution and manufacturing facilities, infrastructure and e-commerce operations, as well as the operations of our suppliers from which we receive goods and services, are vulnerable to damage from earthquakes, tornadoes, hurricanes, fires, floods or other volatile weather, climate change, power losses, government-mandated shutdowns, telecommunications failures, hardware and software failures, computer hacking, cybersecurity breaches, computer viruses and similar events. If any of these events result in damage to our facilities or systems, or those of our suppliers, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.
Our aspirations, goals and disclosures related to ESG matters expose us to numerous risks, including risks to our reputation and stock price.
There has been increased focus from our stakeholders, including consumers, associates and investors, on our ESG practices. We have established and announced goals and other objectives related to ESG matters. These goal statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal and other risks, any of which could have a material negative impact, including on our reputation, stock price, and results of operations. We could also incur additional costs and require additional resources to implement various ESG practices to make progress against our public goals and to monitor and track our performance with respect to such goals.
The standards for tracking and reporting on ESG matters are relatively new and continue to evolve. Collecting, measuring, and reporting ESG information and metrics can be difficult and time consuming and may require us to rely on data from third parties, such as suppliers, who may not reliably or accurately track or record such data. Our selected disclosure framework or standards may need to be changed from time to time, which may result in a lack of consistent or meaningful comparative data from period to period. In addition, our interpretation of reporting frameworks or standards may differ from those of others and such frameworks or standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.
Our ability to achieve any ESG-related goal or objective is subject to numerous risks, many of which are outside of our control, including: (i) the availability and cost of renewable energy sources, environmental credits and technologies, (ii) evolving regulatory requirements affecting ESG standards or disclosures, (iii) the availability of suppliers that can meet our sustainability, diversity and other standards, and (iv) the availability and cost of raw materials that meet and further our sustainability goals.
If our ESG practices do not meet evolving consumer, associate, investor, regulatory body, or other stakeholder expectations and standards or our publicly-stated goals, then our reputation, our ability to attract or retain associates and our competitiveness, including as an investment and business partner, could be negatively impacted. Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current customers and investors may elect to do business with our competitors instead, and our ability to attract or retain associates and our competitiveness, including as an investment and business partner, could be negatively impacted. Our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also expose us to government enforcement actions and private litigation.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.
We are subject to changing rules and regulations promulgated by a number of federal, state, and local governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly, regulators, customers, investors, associates and other stakeholders are focusing on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s and the state of California's newly-adopted climate-related reporting requirements, and similar proposals by state regulators and other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG-

related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized, fined or suffer other adverse consequences based on the inaccuracy, inadequacy or incompleteness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
If we are unable to effectively manage our e-commerce business and digital marketing efforts, our reputation and operating results may be harmed.
Approximately 66% of our net revenues were generated by e-commerce sales in fiscal 2023. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control. We must continually respond to changing consumer preferences and buying trends relating to e-commerce usage, including an emphasis on mobile e-commerce. Our success in e-commerce has been strengthened in part by our ability to leverage the information we have on our customers to infer customer interests and affinities such that we can personalize the experience they have with us. We also utilize digital advertising to target internet and app users whose behavior indicates they might be interested in our products. Current or future legislation or changes to other corporations' policies may reduce or restrict our ability to use these techniques, which could reduce the effectiveness of our marketing efforts.
We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce and mobile websites, apps, and digital marketing efforts, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; human error; supplier reliability; changes in applicable international, federal and state regulations, such as the European Union's General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”), and the California Privacy Rights Act (“CPRA”), and related compliance costs; security breaches; and consumer privacy concerns. We must keep up to date with competitive technology trends and opportunities that are emerging throughout the retail environment, including the use of new or improved technology (such as AI), evolving creative user interfaces, and other e-commerce marketing changes as it relates to paid search, re-targeting, loyalty programs, paid social advertising, and the proliferation of mobile usage, among others. While we endeavor to predict and invest in technology that is most relevant and beneficial to our company, our initiatives may not prove to be successful, may increase our costs, or may not succeed in driving sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales or margin in our e-commerce business, require us to impair certain assets, and damage our reputation and brands.
Declines in our comparable brand revenues may harm our operating results and cause a decline in the market price of our common stock.
Various factors affect comparable brand revenues, including the number, size and location of stores we open, close, remodel or expand in any period, the overall economic and general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition (including competitive promotional activity and discount retailers), current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, the cannibalization of existing store sales by our new stores, changes in catalog circulation and in our e-commerce business and fluctuations in foreign exchange rates. Among other things, weather conditions have affected, and may continue to affect, comparable brand revenues by limiting our ability to deliver our products to our stores, altering consumer behavior, or requiring us to close certain stores temporarily, thus reducing store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused, and may continue to cause, our comparable brand revenue results to differ materially from prior periods and from earnings guidance we have provided. For example, the overall economic and general retail sales environment, as well as local and global economic conditions, has recently caused and could continue to cause a decline in our comparable brand revenue results. In addition, public health conditions

(such as the COVID-19 pandemic), or other unforeseen events, could affect our ability to deliver our products to our customers and stores, alter consumer behavior, or require us to close certain stores temporarily or reduce customer capacity within certain stores temporarily, thus reducing store traffic and materially impacting our comparable brand revenues.
Our comparable brand revenues have recently fluctuated on an annual, quarterly and monthly basis, and we expect that comparable brand revenues will continue to fluctuate in the future. In addition, past comparable brand revenues are not necessarily an indication of future results and comparable brand revenues may decrease in the future. Our ability to improve our comparable brand revenue results depends, in large part, on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques (including digital advertising), effectively driving traffic to our stores, e-commerce websites and direct-mail catalogs through marketing and various promotional events, providing an appropriate mix of merchandise for our broad and diverse customer base and using effective pricing strategies. Any failure to meet the comparable brand revenue expectations of investors and securities analysts in one or more future periods could significantly reduce the market price of our common stock.
Our failure to successfully manage the costs and performance of our digital advertising might have a negative impact on our business.
We use digital advertising to drive sales and traffic to our e-commerce sites. Competition and available inventory affect the price we pay when we buy ads and these dynamic costs could impact the efficiency of our spend. Additionally, we have historically experienced fluctuations in our customers’ response to our marketing. Customer response to our advertisements is substantially dependent on merchandise assortment, availability and creative presentation, as well as the general retail sales environment, current domestic and global economic conditions and competition. In addition, if we misjudge the correlation between our advertising spend and net sales, if we mismanage budgets or if our strategy overall does not continue to be successful, our results of operations could be negatively impacted.
If we are unable to successfully manage the complexities associated with an omni-channel and multi-brand business, we may suffer declines in our existing business and our ability to attract new business.
With the expansion of our e-commerce business, the development of new brands, acquired brands, and brand extensions, our overall business has become substantially more complex. The changes in our business have forced us to develop new expertise and face new challenges, risks and uncertainties. For example, we face the risk that our e-commerce business might cannibalize a portion of our retail sales or our newer brands, brand extensions and products may result in a decrease in sales of existing brands and products. While we recognize that our e-commerce sales and sales from new brands and products cannot be entirely incremental to sales through our retail channel or from existing brands and products, respectively, we seek to attract as many new customers as possible with the most relevant channels, brands and products to meet customer needs and grow our market share. We continually analyze the business results of our channels, brands and products in an effort to find opportunities to build incremental sales.
A number of factors that affect our ability to successfully open new stores or close existing stores are beyond our control.
Approximately 34% of our net revenues were generated by our retail stores in fiscal 2023. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors, including:
•general economic conditions;
•our identification of, and the availability of, suitable store locations;
•our success in negotiating new leases and amending, subleasing or terminating existing leases on acceptable terms;
•the success of other retail stores in and around our retail locations;
•our ability to secure required governmental permits and approvals;
•the availability and cost of building materials needed for store construction and maintenance;
•our hiring and training of skilled store operating personnel, especially management;
•the unionization, or potential for unionization, of store personnel;
•the availability of financing on acceptable terms, if at all; and
•the financial stability of our landlords and potential landlords.

Many of these factors are beyond our control. For example, for the purpose of identifying suitable store locations, we rely, in part, on demographic data regarding the location of consumers in our target market segments. While we believe that this data and other relevant information are helpful indicators of suitable store locations, we recognize that these information sources cannot predict future consumer preferences and buying trends with complete accuracy. In addition, changes in demographics, in consumer shopping patterns, such as a reduction in mall traffic, in the types of merchandise that we sell and in the pricing of our products, may reduce the number of suitable store locations or cause formerly suitable locations to become less desirable. Further, time frames for lease negotiations and store development vary from location to location and can be subject to unforeseen delays or unexpected cancellations. We may experience delays in opening new store locations or remodeling existing locations due to the uncertain availability and increased costs of building materials necessary to remodel and improve our stores. We may not be able to open new stores or, if opened, operate those stores profitably. Construction and other delays in store openings could have a negative impact on our business and operating results. Additionally, we may not be able to renegotiate the terms of our current leases or close our underperforming stores on terms favorable to us, any of which could negatively impact our operating results. Our typical methods of managing these risks and uncertainties may not be sufficient, and as a result, our business and operating results could be negatively impacted.
If we are unable to protect against inventory shrink, loss of other assets and fraud, our results of operations and financial condition could be adversely affected.
Risk of loss or theft of assets, including loss of inventory (also called shrink), is inherent in the retail business. We have historically experienced loss of assets and inventory shrink due to damage, errors or misconduct by associates or third parties, theft, fraud, organized retail crime, and other causes, which may be further impacted by macroeconomic factors, including the enforcement environment. Recently, we have experienced elevated levels of inventory shrink, loss of other assets and fraud relative to historical levels, which could adversely affect our results of operations and financial condition. Our inability to effectively prevent and/or minimize the loss of assets and inventory shrink, or to effectively reduce, or to accurately predict and accrue for the impact of those losses, could adversely affect our financial performance.
Our inability or failure to adequately protect or enforce our intellectual property could negatively impact our business.
We may not be able to effectively protect or enforce our intellectual property rights in the U.S. or in foreign jurisdictions, particularly as we continue to expand our business offerings and geographic reach. The laws of certain countries may not protect intellectual property rights to the same extent as the laws of the U.S. Our trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names, patents, designs, proprietary technology and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction, theft or other misappropriation of our intellectual property could diminish the value of our brands or reputation and cause a decline in our sales. Protection of our intellectual property and maintenance of our distinct branding are particularly important as they distinguish our products and services from our competitors. The actions we take to protect our intellectual property rights may not be adequate to prevent imitation of our brands and products by others, particularly in jurisdictions that do not have strong intellectual property protection. In addition, the costs of protecting and policing our intellectual property assets may adversely affect our operating results. Advances in generative AI technology may reduce barriers to competition, lead to developments which existing intellectual property laws may not adequately protect against and give rise to a proliferation of infringement which we may not be able to address effectively.
We outsource certain aspects of our business to third-party suppliers and are in the process of insourcing certain business functions from third-party suppliers.
We outsource certain aspects of our business to third-party suppliers that subject us to risks of disruptions in our business as well as increased costs. For example, we utilize outside suppliers for such things as payroll processing, email and other digital marketing and various distribution facilities and delivery services. In some cases, we rely on a single supplier for such services. Accordingly, we are subject to the risks associated with their ability to successfully provide the necessary services to meet our needs. If our suppliers are unable to adequately protect our data and information is lost, our ability to deliver our services is interrupted, our suppliers’ fees are higher than expected, or our suppliers make mistakes in the execution of operations support, then our business and operating results may be negatively impacted.

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
Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any one of our key associates leaves, is seriously injured or unable to work, or fails to perform and we are unable to find a qualified replacement either internally or externally, we may be unable to execute our business strategy. In addition, our main offices are located in the San Francisco Bay Area, where competition for personnel with digital/e-commerce and technology skills can be intense. Several of our strategic initiatives, including our e-commerce, design, technology and supply chain initiatives, require that we hire and/or develop associates with appropriate experience. We may not be successful in recruiting, retaining and motivating skilled personnel domestically or globally who have the requisite experience to achieve our global business goals, and failure to do so may harm our business. Further, in the event we need to hire additional personnel, we may experience difficulties in attracting and successfully hiring such individuals due to competition for highly skilled personnel, increasing wages throughout the U.S., as well as the significantly higher cost of living expenses in our markets. Additionally, if long-term, remote or flexible work options become more commonplace, potential associates may choose to move to lower cost of living areas or accept positions at companies with more favorable remote working policies, which could negatively impact our ability to recruit appropriately skilled personnel for positions that cannot be performed remotely. Lastly, we may experience reputational harm should current or former associates post negative comments about us online or on social media sites, which may impact our ability to recruit or retain talent.
If we are unable to introduce new brands and brand extensions successfully, or to reposition or close existing brands, our business and operating results may be negatively impacted.
We have in the past and may in the future introduce new brands and brand extensions, reposition brands, close existing brands, or acquire new brands, especially as we continue to expand globally. For example, in 2023 we launched our newest brand, GreenRow. Any new brands, including GreenRow, brand extensions or expansion into new lines of business may not perform as expected. The work involved with integrating new brands or businesses into our existing systems and operations could be time-consuming, require significant amounts of management time and result in the diversion of substantial operational resources. Further, if we devote time and resources to new brands, acquired brands, brand extensions, brand repositioning, or new lines of business and those businesses are not as successful as we planned, then we risk damaging our overall business results or incurring impairment charges, including to write off any existing property and equipment, goodwill or intangible assets associated with previously acquired brands. As a result, we may not be able to introduce new brands in a manner that improves our overall business and/or operating results and may therefore be forced to close the brands or new lines of business, which may damage our reputation and/or negatively impact our operating results.
We may be subject to legal proceedings that could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There has been a rise in the number of lawsuits against companies like us regarding consumer protection, deceptive or false advertising, data breach, and e-commerce-related patent infringement. From time to time, we have been subject to these types of lawsuits and are currently the subject of some of these types of lawsuits. The cost of defending against these types of claims or the ultimate resolution of any such claims against us, whether by settlement or adverse court decision, may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions by government agencies and private litigation. This could subject us to increased exposure to stockholder lawsuits and potential penalties related to regulatory inquiries. Additionally, in recent years there has been an increase in the number of employment claims and, in particular, discrimination and harassment claims. Coupled with social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment or harassment-related lawsuits have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their business.
Risks Related to Technology
We are exposed to cybersecurity risks and costs associated with credit card fraud, identity theft and business interruption that could cause us to incur unexpected expenses and loss of revenue.
A significant portion of our customer orders are placed through our e-commerce websites or through our customer care centers. In addition, a significant portion of sales made through our retail channel require the collection of certain customer data, such as credit card information. In order for our sales channels to function successfully, we, our supply chain, our banking and authorizations partners, and other parties involved in processing customer transactions must function securely, including transmitting confidential information, such as credit card information and other personal information of our customers, securely over public and private networks. Third parties may have or develop the technology or knowledge to breach, disable, disrupt or interfere with our systems or processes or those of our suppliers. Similar to many other retail companies and because of the prominence of our brand, we have in the past experienced, and we expect to continue to experience, cyber attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our system and databases. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that they will not have an impact in the future. The techniques used to obtain unauthorized access to systems change frequently and are not often recognized until after they have been launched. We have a variety of security measures designed to prevent these attacks, but they vary in maturity, and our logging also may not be sufficient to fully investigate a cyber attack. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach or vulnerability that is discovered could cause consumers to lose confidence in the security of our information systems, including our e-commerce websites or stores, and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation, regulatory investigations and other significant liabilities. Such a breach could also seriously disrupt, slow or hinder our operations and harm our reputation and customer relationships, any of which could harm our business. If we or our third-party providers are the target of a cybersecurity attack, we may also be required to undertake costly notification procedures and publicly disclose details of the attack via a current report on Form 8-K filed with the SEC. If we fail to implement appropriate safeguards, detect and provide prompt notice of unauthorized access as required by some data privacy laws, or otherwise comply with these laws, we could be subject to potential fines, claims for damages and other remedies, which could be significantly in excess of our insurance coverage and could harm our business.
We receive, process, store, use and share data, some of which contains personal information, which subjects us to complex and evolving governmental regulation and other legal obligations.
We receive, process, store, use and share data, some of which contains personal information. There are numerous federal, state, local and foreign laws and regulations regarding matters central to our business, data privacy and the collection, storing, sharing, use, processing, disclosure and protection of personal information and other data from customers, associates and business partners, the scope of which are regularly changing, subject to uncertain and differing interpretations and may be inconsistent among countries or conflict with other rules. For example, we are subject to the GDPR in the European Union and United Kingdom, the Canadian Consumer Privacy Protection Act in Canada (“CPPA”), and similar laws in other foreign countries. In addition, in November 2020, the California Privacy Rights Act (“CPRA”) was passed in the General Election and amended the CCPA as of January 1, 2023, imposing new, and potentially broader, consumer privacy rights on businesses, including ours. Last year, other states, including Colorado, Virginia, Utah, and Connecticut passed similar laws that took effect in 2023, and several more states passed their own privacy laws that take effect next year. By the end of 2024 there will be 13 comprehensive state privacy laws in the U.S. The application and interpretation of these laws and regulations are often uncertain, and as the focus on data privacy and data protection increases globally and domestically, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data.

In terms of cybersecurity, pursuant to the SEC’s Rules on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure we are required to make certain disclosures related to material cybersecurity incidents and the reasonably likely impact of such an incident on Form 8-K and are required to make certain other cybersecurity disclosures on Form 10-K. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and any such mandatory disclosures could be costly and lead to negative publicity, loss of customer confidence in the effectiveness of our security measures, diversion of management’s attention and governmental investigations.
The dynamic and evolving nature of these laws, regulations and codes, as well as their interpretation by regulators and courts, and the burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us or our third-party suppliers to modify our data processing practices and policies and to incur substantial costs in order to comply. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance. Any perception that our practices violate individual privacy, data protection rights or cybersecurity requirements, even if unfounded, subjects us to public criticism, lawsuits, investigations, claims and other proceedings by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and reputation and expose us to increased liability, fines and other punitive measures including restrictive judicial orders and disgorgement of data.
Any failure or perceived failure by us to comply with our privacy policies, data privacy-related obligations to customers or other third parties, or our data privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, or other failure to comply with these laws and regulations, or regulatory scrutiny, may result in governmental enforcement actions or litigation that could expose our business to substantial financial penalties, or other monetary or non-monetary relief, negative publicity, loss of confidence in our brands, decline in customer growth or damage to our brands and reputation. The GDPR, CPPA, CPRA and other such laws and regulations impose new and burdensome obligations, and include substantial uncertainty as to their interpretation, and we may face challenges in addressing their requirements, which could result in fines or penalties, lead us or our third-party suppliers to change our data privacy policies and practices and limit our ability to deliver personalized advertising. Additionally, if third parties that we work with, such as advertisers, service providers or developers, violate applicable laws or our policies, these violations may also put customers’ information at risk, which could, in turn, have an adverse effect on our business, revenue and financial results.
We are undertaking certain systems changes that might disrupt our business operations.
Our success depends, in part, on our ability to source, sell and distribute merchandise efficiently through appropriate systems and procedures. We are continually modifying our information technology systems, which involves updating or replacing legacy systems with successor systems often over the course of several years. There are inherent risks associated with replacing our core systems, including supply chain and merchandising systems disruptions, that could affect our ability to get the correct products into the appropriate stores and delivered to customers or delay fulfillment and delivery until the issue is resolved. In addition, changes to any of our software implementation strategies could result in the impairment of software-related assets. We are also subject to the risks associated with the ability of our suppliers to provide information technology solutions to meet our needs. Any disruptions could negatively impact our business and operating results.
We are heavily reliant on third-party suppliers for access to our systems and the accuracy of the functionality within the systems. If we encounter implementation or usage problems with these new systems or other related systems and infrastructure, or if the systems do not operate as intended, do not give rise to anticipated benefits, or fail to integrate properly with our other systems or software platforms, then our business, results of operations, and internal controls over financial reporting may be adversely affected.

Risks Related to our Suppliers and Global Operations
Our dependence on foreign suppliers and our increased global operations subject us to a variety of risks and uncertainties that could impact our operations and financial results.
Approximately 81% of our merchandise purchases in fiscal 2023 were sourced from foreign suppliers, predominantly in Asia and Europe, with 25% of our merchandise purchases sourced from China. Our dependence on foreign suppliers means that we may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any upward valuation in the Chinese yuan, the euro, or any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign suppliers to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs. In addition, the rising cost of labor in the countries in which our foreign suppliers operate has resulted in increases in our costs of doing business. Any further increases in the cost of living in such countries may result in additional increases in our costs or in our foreign suppliers going out of business.
We, and our foreign suppliers, are also subject to other risks and uncertainties associated with changing economic, political, social, health and environmental conditions and regulations within and outside of the U.S. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), government regulations, trade restrictions, regulations to address climate change, employment and labor matters, wars and fears of war, political unrest, acts of terrorism, natural disasters, adverse weather, climate change, outbreaks of disease (such as the COVID-19 pandemic), and other unexpected events. We cannot predict whether any of the countries from which our raw materials or products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments, such as the tariffs levied by the U.S. against China, or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign suppliers could increase the cost, reduce the supply of merchandise available to us, or result in excess inventory if merchandise is received after the planned or appropriate selling season, all of which could adversely affect our business, financial condition and operating results.
Furthermore, some or all of our foreign suppliers’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or increased tariffs or quotas, war, political unrest, acts of terrorism, natural disasters, adverse weather, climate change, outbreaks of disease (such as the COVID-19 pandemic) or other trade disruptions. For example, the COVID-19 pandemic impacted our supply chain by forcing some factories that manufacture our merchandise to temporarily close or experience worker shortages and by causing delays and increased costs in international shipping. In addition, an economic downturn, or failure of foreign markets, may result in financial instabilities for our foreign suppliers, which may cause our foreign suppliers to decrease production, discontinue selling to us, or cease operations altogether. Our global operations in Asia, Australia, Canada, Europe and Mexico could also be affected by changing economic and political conditions in foreign countries, which could have a negative effect on our business, financial condition and operating results.
Although we continue to be focused on improving our global compliance program, there remains a risk that one or more of our foreign suppliers will not adhere to our global compliance standards, such as fair labor standards and the prohibition of child labor. Non-governmental organizations might attempt to create an unfavorable impression of our sourcing practices or the practices of some of our foreign suppliers that could harm our image. If either of these events occurs, we could lose customer goodwill and favorable brand recognition, which could negatively affect our business and operating results.
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
We depend on foreign suppliers and third-party agents for timely and effective sourcing of our merchandise, and we may not be able to acquire products in appropriate quantities and at acceptable prices to meet our needs.
Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We generally have no contractual assurances of continued supply, pricing, or access to new products, and any supplier could change the terms upon which it sells to us, discontinue selling to us, or go out of business at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us. Additionally, we may not be able to modify our existing purchase orders with our suppliers in response to fluctuating sales demand from our customers. Better than expected sales demand may lead to customer backorders and lower in-stock positions of our merchandise, which could negatively affect our business and operating results. Conversely, if we experience lower than expected sales demand, we may not be able to reduce our purchase orders with our suppliers, which may lead to higher than anticipated inventory levels, and could require us to mark down certain products and sell excess inventory at a discount. In addition, our suppliers may have difficulty adjusting to our changing demands and growing business.
Any inability to acquire the appropriate amount of suitable merchandise on acceptable terms or the loss of one or more of our foreign suppliers or third-party agents could have a negative effect on our business and operating results. Failure to acquire sufficient merchandise could harm our business because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new suppliers or third-party agents, and products from alternative sources, if any, may not be of a suitable quality and/or may be more expensive than those we currently purchase. Failure to reduce our merchandise orders from our suppliers during times of decreased customer demand could also harm our business because it may result in higher than anticipated inventory levels, which could require us to sell inventory at a discount. In addition, we are subject to certain risks that could limit our suppliers’ ability to provide us with quality merchandise on a timely basis and at prices that are commercially acceptable to us, including risks related to the availability of raw materials, labor disputes, work disruptions or stoppages, union organizing activities, supplier financial liquidity, adverse weather, natural disasters, climate change, political unrest, war, acts of terrorism, outbreaks of disease (such as the COVID-19 pandemic), general economic and political conditions and regulations to address climate change. If any of our suppliers experience work disruptions or stoppages, or transportation or other restrictions, it could negatively impact our ability to acquire merchandise, which would have an adverse effect on our results of operations.
If our suppliers fail to adhere to our quality control standards and test protocols, we may delay a product launch or recall a product, which could damage our reputation and negatively affect our operations and financial results.
Our suppliers might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. Our suppliers’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer complaints and litigation against us and an increase in our routine insurance and litigation costs. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a recall, which could damage our reputation and brands, and harm our business. Additionally, changes to the legislative or regulatory framework regarding product safety or quality may subject companies like ours to more product recalls and result in higher recall-related expenses. Any recalls or other safety issues could harm our brands’ images and negatively affect our business and operating results.
Our efforts to expand globally may not be successful and could negatively impact the value of our brands.
We currently are, and plan to continue, growing our business and increasing our global presence, including by operating e-commerce websites to service international customers, opening new stores outside of the U.S., expanding our franchise and shop-in-shop operations, and offering shipping globally through third-party suppliers. We have relatively limited experience with global sales, understanding foreign consumer preferences, anticipating buying trends in different countries, marketing to non-U.S. customers, or managing shipping logistics to these customers. Moreover, global awareness of our brands and our products may not be high. Consequently, we may not be able to successfully compete with established brands in these markets and our global sales may not result in the revenues we anticipate. Additionally, global economic or political instability, work disruptions or stoppages, war or fear of war or outbreaks of diseases (such as the COVID-19 pandemic) and resulting government actions (such as lockdowns or quarantines), may delay or harm our efforts to expand globally. Also, our products may not be accepted, either due to foreign legal requirements or due to different consumer tastes and trends. If our global growth initiatives are not successful, or if we or any of our third-party suppliers fail to comply with any applicable regulations or laws, we may be forced to close stores or cease operations in certain countries, which may result in significant financial harm, diminish the value of our brands and negatively affect our future opportunities for global growth.
In addition, we are exposed to foreign currency exchange rate risk with respect to our operations denominated in currencies other than the U.S. dollar. Our operations in Canada, Australia, and throughout Asia and Europe expose us to market risk associated with foreign currency exchange rate fluctuations. Our hedges against foreign currency risk, if any, may not succeed in offsetting all of the impact of foreign currency rate volatility and generally only delay such impact on our business and financial results. Further, because we do not hedge against all of our foreign currency exposure, our business will continue to be susceptible to foreign currency fluctuations. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of the transactions that we enter into, the currency exchange rates associated with these exposures, changes in those rates and whether we have entered into foreign currency hedge contracts to offset these exposures. All of these factors could materially impact our results of operations, financial position and cash flows.
We have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea, and India, as well as e-commerce websites in certain locations pursuant to franchise agreements. Under these agreements, our franchisees operate stores and/or e-commerce websites that sell goods purchased from us under our brand names. We continue to expand our franchise operations with our existing franchisees as well as seek to identify new franchise partnerships for select countries. The effect of these franchise arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new global markets. In addition, certain aspects of our franchise arrangements are not directly within our control, such as the ability of each franchisee to meet its projections regarding store openings and sales, and the impact of exchange rate fluctuations on their business. Moreover, to the extent that our franchisees do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the reputation and value of our brands could be harmed. In addition, in connection with these franchise arrangements, we have and will continue to implement certain new processes that may subject us to additional regulations and laws, such as U.S. export regulations. Failure to comply with any applicable regulations or laws could have an adverse effect on our results of operations.
Our global operations present unique risks, and our failure to effectively manage the risks and challenges inherent in a global business could adversely affect our business, operating results and financial condition and growth prospects.
We operate several retail businesses, subsidiaries and branch offices throughout Asia, Australia, Canada, Europe and Mexico, which includes managing associates in those jurisdictions, and we may expand these operations in the future. Our global presence exposes us to the laws and regulations of these jurisdictions, including those related to marketing, privacy, data protection, employment and product safety and testing. We may be unable to keep current with government requirements as they change from time to time. Our failure to comply with such laws and regulations may harm our reputation, adversely affect our future opportunities for growth and expansion in these countries, and harm our business and operating results.
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
•reputational harm due to negative posts about our brands or products on foreign social media or online forums;
•fluctuations in foreign currency exchange rates and the related effect on our financial results, and the use of foreign exchange hedging programs (if any) to mitigate such risks;
•growing cash balances in foreign jurisdictions which may be subject to repatriation restrictions; and
•reduced or varied protection for intellectual property rights in some countries and practical difficulties of enforcing such rights abroad.
Any of these risks could adversely affect our global operations, reduce our revenues or increase our operating costs, which in turn could adversely affect our business, operating results, financial condition and growth prospects. Some of our suppliers and our franchisees also have global operations and are subject to the risks described above. Even if we are able to successfully manage the risks of our global operations, our business may be adversely affected if our suppliers and franchisees are not able to successfully manage these risks.
In addition, as we continue to expand our global operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate. We must ensure that our associates and third-party agents comply with these laws. If any of our operations, or our associates or third-party agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.
Risks Related to Taxes and Tariffs
Any significant changes in tax, trade or other policies in the U.S. or other countries, including policies that restrict imports or increase import tariffs, could have a material adverse effect on our results of operations.
A significant portion of our products are manufactured outside of the U.S. Significant changes in tax, trade or other polices either in the U.S. or other countries could materially increase our tax burden or costs of goods sold. These changes in policies may also require us to increase our prices, which could adversely affect our sales. Tariffs or retaliatory trade restrictions implemented by other countries, could adversely affect customer sales, cause potential delays in product received from our suppliers, and negatively impact our cost of goods sold and results of operations. Additionally, changes in tariff and duty regimes abroad could have a material impact on our business and financial results.
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
On October 8, 2021, the Organization for Economic Co-operation and Development ("OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (Framework) which agreed to a two-pillar solution to reform the international tax framework in response to the challenges of digitalization of the economy. On December 20, 2021, the OECD released Global anti-Base Erosion Rules, or GloBE, designed to be implemented into the domestic law of each jurisdiction and operate together to ensure large multinational enterprises are subject to a minimum effective tax rate of 15% on any excess profits arising in each jurisdiction where they operate.

The OECD continues to release additional guidance on these rules and the Framework calls for law enactment by OECD and G20 members to take effect in 2024 or 2025. These changes, when enacted by various countries in which we operate, may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, could increase uncertainty and may adversely affect our tax rate and cash flow in future years. We regularly assess all of these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.
Our business may be subject to evolving sales and other tax regimes in various jurisdictions, which may harm our business.
The application of indirect taxes such as sales and use tax, value-added tax (“VAT”), goods and services tax (“GST”), and tax information reporting obligations to businesses like ours is a complex and evolving issue. The impact of potential changes in U.S., state or other countries’ tax laws and regulations or evolving interpretations of existing laws, could adversely affect our financial condition and results of operations. If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.
Risks Related to our Financial Statements and Liquidity
We may require funding from external sources, which may not be available at the levels we require, or may cost more than we expect, and, as a consequence, our expenses and operating results could be negatively affected.
We regularly review and evaluate our liquidity and capital needs. Our credit facilities provide for up to a total of $750 million in unsecured revolving lines of credit (which includes a $250 million accordion feature subject to lender consent). In the event we require additional liquidity from our lenders, such funds may not be available to us on acceptable terms, or at all. Future renewals of our revolving line of credit (set to expire September 2026) may also be affected by Basel III regulations requiring enhanced capital requirements from all banking partners. In addition, in the event we were to breach any of our financial covenants, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing credit facility on less favorable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers, or our credit facility, on terms that are acceptable to us, or at all, as the availability of credit facilities may become limited. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.
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
To be successful, we need to manage our operating costs and continue to look for opportunities to reduce costs. We incur substantial costs to warehouse and distribute our inventory. We continue to expand our furniture delivery network including insourcing and third-party expansion of furniture delivery hubs in certain geographies and continue to regionalize our retail and e-commerce fulfillment capabilities. Significant increases in our inventory levels may result in increased warehousing and distribution costs, such as costs related to additional distribution facilities, which we may not be able to lease or purchase on acceptable terms, if at all. Such increases in inventory levels may also lead to slower delivery times to customers, as capacity constraints at distribution facilities could cause delays in locating and shipping products, and increases in costs associated with inventory that is lost, damaged or aged. Higher than expected costs, particularly if coupled with lower than expected sales, would negatively impact our business and operating results. In addition, in times of economic uncertainty, these long-term contracts may make it difficult to quickly reduce our fixed operating costs, which could negatively impact our business and operating results.
We recognize that we may need to increase the number of our associates, especially during holiday selling seasons, and incur other expenses to support new brands and brand extensions and the growth of our existing brands, including the opening of new stores. In addition, the market for prime real estate is competitive, especially in San Francisco where our corporate offices are headquartered. If we are unable to make substantial adjustments to our cost structure during times of uncertainty, such as an economic downturn or during times of expansion, we may incur unnecessary expense or we may have inadequate resources to properly run our business, and our business and operating results may be negatively impacted.
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
We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Insurance costs have increased substantially and may continue to increase in the future and may be affected by natural disasters, outbreaks of disease (such as the COVID-19 pandemic), climate change, fear of terrorism, war, financial irregularities, cybersecurity breaches and fraud at publicly-traded companies, intervention by the government or political crises and instability, an increase in the number of claims received by the carriers, and a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies may go out of business or be otherwise unable to fulfill their contractual obligations, or they may disagree with our interpretation of the coverage or the amounts owed. In addition, for certain types or levels of risk, such as risks associated with certain natural disasters, cybersecurity breaches, or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable rates, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We are primarily self-insured and we purchase insurance only for catastrophic types of events for such risks as workers’ compensation, employment practices liability, associate health benefits, product recall and reputational risk, among others. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and related expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.

If our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and analysts, our stock price may decline.
We typically provide public guidance on our expected operating and financial results for future periods, as we believe this approach is aligned with the long-term view we take in managing our business and our focus on long-term stockholder value creation. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided or the expectations of our investors and analysts, especially in times of economic uncertainty. In the past, when we have reduced our previously provided guidance, the market price of our common stock has declined. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of our investors and analysts or if we reduce our guidance for future periods, the market price of our common stock may decline.
A variety of factors may cause our quarterly operating results to fluctuate, leading to volatility in our stock price.
Our quarterly results have fluctuated and may fluctuate in the future, depending upon a variety of factors, including changes in economic conditions, shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas, as well as timing shifts due to 53-week fiscal years, which occur approximately every five years. Historically, a significant portion of our net revenues and net earnings have typically been realized during the period from October through January each year, our peak selling season. In preparation for and during our peak holiday selling season, we hire a substantial number of part-time and seasonal associates, primarily in our retail stores, distribution facilities and customer care centers. If our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and analysts, our stock price may decline.
If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.
We have historically repurchased our shares through our stock repurchase program and paid a common stock dividend quarterly. The stock repurchase program and dividend may require the use of a significant portion of our cash earnings, which are also needed to fund our operations and finance future growth. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures, which could adversely affect our financial performance. Further, our Board of Directors may, at its discretion, decrease or entirely discontinue the payment of dividends at any time and the stock repurchase program may be limited or terminated at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors, that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may negatively impact our stock price.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.     CYBERSECURITY
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to associates or customers; violation of privacy or security laws; other litigation and legal risk; and reputational risks. These cybersecurity risks and other company risks are monitored and integrated into our enterprise risk management process. As part of this process, appropriate personnel will consult with subject matter specialists as necessary to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.
Our cybersecurity risk management approach includes: (i) an enterprise risk management process, which includes cybersecurity risks and is periodically refreshed; (ii) system vulnerability scanning; (iii) cybersecurity training for employees; (iv) penetration testing, which simulates cyber threats; and (v) third-party risk management for suppliers, vendors, and other partners, which includes risk-based diligence and contractual provisions that allow for periodic auditing. We work to continually improve each of these processes with the goal of ensuring our cybersecurity strategy remains consistent with industry best practices.
Our incident response plan coordinates the activities we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident. Further, we conduct periodic tabletop exercises to test our cyber incident response plan.
As part of our cybersecurity risk management strategy, we periodically engage with assessors, consultants, auditors, and other third-parties to evaluate and test our systems. We also engage an independent Qualified Security Assessor to review our Payment Card Industry, or PCI, compliance.
To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the company, including our business strategy, results of operations, or financial condition. See

“Risks Related to Technology” included as part of our risk factor disclosures in Item 1A of this Annual Report on Form 10-K, which are incorporated by reference herein.
In the last three fiscal years, we have not experienced any material cybersecurity incidents, and the expenses we have incurred from cybersecurity incidents were immaterial.
Governance
Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board of Directors and management. Our Audit and Finance Committee is responsible for the oversight of risks from cybersecurity threats. At least quarterly, the Audit and Finance Committee receives an overview covering current and emerging cybersecurity threat risks and the Company’s ability to mitigate those risks, and discusses these topics with our Chief Information Security Officer and Chief Technology and Digital Officer. Cybersecurity risk management is also considered at least annually during separate Board meeting discussions with management.
Our cybersecurity risk management strategy process is led by our Chief Information Security Officer, and Chief Technology and Digital Officer, and leverages the expertise of our Chief Financial Officer, General Counsel, and Chief Accounting Officer. Our Chief Information Security Officer and Chief Technology and Digital Officer have extensive prior work experience in roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs as well as several relevant degrees and certifications, including Certified Information Security Manager, Certified Information Systems Auditor, Certified Information Systems Security Professional, Global Information Assurance Certification, and Certified Ethical Hacker.
These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

ITEM 2.     PROPERTIES
We lease store locations, distribution and manufacturing facilities, corporate facilities and customer care centers for our U.S. and foreign operations for original terms generally ranging from 5 to 22 years. Certain leases contain renewal options for periods of up to 20 years.
For our store locations, our gross leased store space as of January 28, 2024 totaled approximately 5,890,000 square feet for 518 stores compared to approximately 5,962,000 square feet for 530 stores as of January 29, 2023.
Leased Properties
The following table summarizes the location and size of our leased facilities occupied by us as of January 28, 2024:

Location	Occupied Square Footage (Approximate)
Distribution and Manufacturing Facilities
U.S. Operations
New Jersey	3,269,000
California	3,150,000
Mississippi	2,271,000
Georgia	1,537,000
Arizona	1,200,000
Texas	1,056,000
Tennessee	603,000
Florida	515,000
North Carolina	412,000
Ohio	265,000
Massachusetts	140,000
Oregon	93,000
Colorado	80,000
Foreign Operations
Australia	187,000
Corporate Facilities
New York	238,000
California	124,000
Oregon	63,000
Customer Care Centers
Nevada	36,000
Other	24,000
In addition to the above leased properties, we enter into agreements for other offsite storage needs for our distribution facilities and our retail store locations, as necessary. As of January 28, 2024, the total leased space related to these properties was not material to us and is not included in the occupied square footage reported above.
Owned Properties
As of January 28, 2024, we owned 471,000 square feet of space, primarily in California, for our corporate headquarters and certain data center operations.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol WSM. The closing price of our common stock on the NYSE on March 17, 2024 was $283.77.
STOCKHOLDERS
The number of stockholders of record of our common stock as of March 17, 2024 was 273. This number excludes stockholders whose stock is held in nominee or street name by brokers.
DIVIDENDS
While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board of Directors.
STOCK REPURCHASE PROGRAM
During fiscal 2023, we repurchased 2,621,861 shares of our common stock at an average cost of $119.38 per share and a total cost of $313.0 million under our $1.0 billion stock repurchase program approved in March 2023. As of January 28, 2024, there was $687.0 million remaining under our current stock repurchase program. In March 2024, our Board of Directors authorized a new stock repurchase program for $1.0 billion, which replaced our existing program.
The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2023 under our stock repurchase program:

Fiscal period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program[1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
October 30, 2023 - November 26, 2023	—	—	—	$686,999,000
November 27, 2023 - December 24, 2023	—	—	—	$686,999,000
December 25, 2023 - January 28, 2024	—	—	—	$686,999,000
Total	—	—	—	$686,999,000

1Excludes shares withheld for associate taxes upon vesting of stock-based awards.
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

PERFORMANCE GRAPH
This graph compares the cumulative total stockholder return for our common stock with those of the NYSE Composite Index and S&P 500 Consumer Discretionary Distribution and Retail, our peer group index. The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends. The graph shows historical stock price performance, including reinvestment of dividends, and is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Williams-Sonoma, Inc., the NYSE Composite Index,
and S&P 500 Consumer Discretionary Distribution and Retail

*$100 invested on February 3, 2019 in stock or index, including reinvestment of dividends. Fiscal year ended January 28, 2024.

	2/3/19	2/2/20	1/31/21	1/30/22	1/29/23	1/28/24
Williams-Sonoma, Inc.	$100.00	$133.59	$251.70	$307.13	$257.52	$434.39
NYSE Composite Index	$100.00	$113.57	$123.05	$145.40	$143.43	$155.04
S&P 500 Consumer Discretionary Distribution and Retail	$100.00	$117.54	$166.19	$180.56	$147.66	$190.67
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

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended January 28, 2024 (“fiscal 2023”), and the 52 weeks ended January 29, 2023 (“fiscal 2022”) should be read in conjunction with our Consolidated Financial Statements and notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
A discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the 52 weeks ended January 29, 2023 (“fiscal 2022”), compared to the 52 weeks ended January 30, 2022 (“fiscal 2021”), can be found under Item 7 in our Annual Report on Form 10-K for fiscal 2022, filed with the SEC on March 24, 2023, which is available on the SEC’s website at www.sec.gov and under the Financial Reports section of our Investor Relations website.
OVERVIEW
Williams-Sonoma, Inc. is an omni-channel specialty retailer of high-quality, sustainable products for the home. Our products in our portfolio of nine brands — Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, Mark and Graham, and GreenRow — are marketed through e-commerce websites, direct-mail catalogs and our retail stores. These brands are also part of The Key Rewards, our loyalty and credit card program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea and India, as well as e-commerce websites in certain locations. We are also proud to be a leader in our industry with our values-based culture and commitment to achieving our sustainability goals.
Beginning in fiscal 2021 and continuing through fiscal 2022, global supply chain disruptions caused delays in inventory receipts and backorder delays, increased raw material costs, and higher shipping-related charges. These disruptions improved in the fourth quarter of fiscal 2022. However, the costs from these supply chain challenges impacted our Consolidated Statement of Earnings in the first half of fiscal 2023.
Fiscal 2023 Financial Results
Net revenues in fiscal 2023 decreased $923.8 million, or 10.6%, with company comparable brand revenue ("company comp") decline of 9.9%. Our full year revenues reflect a challenging environment for home furnishings. This decrease was driven by continuing customer hesitancy towards furniture purchases and our strategy to reduce promotional activity, partially offset by strength in certain non-furniture categories. Company comp decreased 3.4% on a two-year basis and increased 35.6% on a four-year basis.
Comparable brand revenue ("brand comp") for Pottery Barn, our largest brand, decreased 9.7%, increased 5.2% on a two-year basis and increased 44.3% on a four-year basis. The fiscal 2023 decline was driven by reduced furniture demand and our strategy to reduce promotional activity, partially offset by relative strength from our seasonal decorating, entertaining and home textiles categories. Brand comp for the Pottery Barn Kids and Teen businesses decreased 5.5%, decreased 5.1% on a two-year basis and increased 23.1% on a four-year basis. The fiscal 2023 decline resulted from pressure in certain of our children's furniture categories, but saw relative strength from our baby and seasonal offerings and new product collaborations.
Brand comp for West Elm decreased 18.8%, decreased 16.3% on a two-year basis and increased 32.0% on a four-year basis. The fiscal 2023 decline was driven by West Elm continuing to be the brand most affected by the customer pull back in furniture as a result of the brand's high percentage of its assortment in the furniture category and our strategy to reduce promotional activity, partially offset by relative strength from new designs across all categories including furniture, textiles and decorative accessories.
Brand comp for the Williams Sonoma brand decreased 0.7%, decreased 2.4% brand on a two-year basis and increased 31.9% on a four-year basis. The fiscal 2023 decline resulted from our home business, partially offset by strength in the kitchen business driven by electrics, seasonal, cookware and bakeware categories as well as new product collaborations.

Finally, our emerging brands, Rejuvenation and Mark and Graham, combined, delivered low single-digit brand comp growth.
We ended the year with a cash balance of $1.3 billion and generated positive operating cash flow of $1.7 billion. In addition to our cash balance, we also ended the year with no outstanding borrowings under our revolving line of credit. This strong liquidity position allowed us to provide stockholder returns of $545.5 million through stock repurchases and dividends, and to fund the operations of the business by investing $188.5 million in capital expenditures.
In fiscal 2023, diluted earnings per share was $14.55 (which included (i) a $0.20 impact related to exit costs associated with the closure of our West Coast manufacturing facility and the exiting of Aperture, a division of our Outward subsidiary, and (ii) a $0.09 impact related to reduction-in-force initiatives, primarily in our corporate functions) versus $16.32 in fiscal 2022 (which included a $0.21 impact from the impairment of Aperture).
Our three key differentiators - our in-house design, our digital-first channel strategy, and our values - continue to distinguish us as the world’s largest digital-first, design-led and sustainable home retailer. Our in-house design capabilities and vertically integrated sourcing organization allow us to deliver high-quality, sustainable products at competitive prices.
As a digital-first company, we are in continuous pursuit of incremental improvement to our customers’ shopping journey online. Our ongoing investment in our proprietary e-commerce technology continues to improve our online experience. We are focused on offering customers inspiring content and dynamic tools to assist with design projects. Our internal teams, including creative and customer service, are already benefiting from the speed and cost efficiencies this technology provides. Through our e-commerce platform, our in-house customer relationship management and data analytic teams optimize our digital spend and customer connections.
We remain passionate about our best-in-class retail business. Our stores are beautifully designed and curated with inspirational assortments. Our continued retail optimization efforts have transformed our store fleet to be positioned in the most profitable, inspiring, and strategic locations.
On the sustainability front, we take great pride in the progress we are making within our impact initiatives and sustainability leadership across the home furnishings industry. These commitments are reflected in the high quality, durable, sustainable products that we offer our customers, and continues to distinguish our company and our brands.
Looking Ahead to 2024
Looking ahead to 2024, we are focused on three key priorities, which include (i) returning to growth, (ii) elevating our world-class customer service and (iii) driving earnings.
Returning to Growth
Our growth will be driven by our business strategies in each of our core businesses, our emerging brands, our business-to-business program and our global business. Our largest cross-brand growth driver is business-to-business, which positions us to furnish our customers everywhere - from restaurants to hotels, from football stadiums to office spaces.
Our emerging brands, including Rejuvenation and Mark and Graham, are expected to also provide incremental growth. These two brands service the white space needs of customers and demonstrate our ability to develop new businesses and expand our portfolio. And, launched in fiscal 2023, our newest emerging brand GreenRow, which utilizes sustainable materials and manufacturing practices to create colorful, heirloom-quality products, continues to gain momentum.
Another successful growth initiative is our continued expansion into global markets. In India, we continue to see growth from strong marketing and brand awareness campaigns across the brands with a high penetration of design crew business. In Mexico, the market continues to show strength, driven by improved in-stocks and a strong holiday season. In Canada, our digital initiatives continue to gain new customers and drive results for our brands, and we are pleased with the recent launches of Rejuvenation, Mark and Graham and Williams Sonoma Home.

Elevating our World-Class Customer Service
We are continuing to improve our world-class customer service by driving supply chain improvements from reduced out-of-market and multiple shipments, fewer customer accommodations, lower returns and damages, and reduced replacements. Additionally, we are focused on continued optimization and automation in our distribution centers and logistics networks to improve our service times.
Driving Earnings
The supply chain improvements contributing to elevating our world-class customer service are expected to continue to contribute meaningfully to our profitability. Additionally, our pricing power, high e-commerce sales mix, retail optimization and investment in highly efficient advertising are expected to drive earnings as we continue to control costs from our overall financial discipline. In fiscal 2024, we expect to maintain our employment cost savings that we achieved in fiscal 2023, following our comprehensive review of our organization structure.
As we look forward to the year ahead, we believe these key priorities will set us apart from our competition and allow us to drive long-term growth and profitability. We have a powerful portfolio of brands, serving a range of categories, aesthetics, and life stages and we have built a strong omni-channel platform and infrastructure, which positions us well for the next stage of growth. However, the current uncertain macroeconomic environment with the weak housing market, elevated interest rates, layoffs, inflationary pressure, political uncertainty and global geopolitical tension may continue to impact our results. For information on risks, please see “Risk Factors” in Part I, Item 1A.

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
Net revenues in fiscal 2023 decreased $923.8 million or 10.6%, with company comp decline of 9.9%. Our full year revenues reflect a challenging environment for home furnishings. This decrease was driven by continuing customer hesitancy towards furniture purchases and our strategy to reduce promotional activity, partially offset by strength in certain non-furniture categories. Company comp decreased 3.4% on a two-year basis and increased 35.6% on a four-year basis.
The following table summarizes our net revenues by brand for fiscal 2023 and fiscal 2022:

(In thousands)	Fiscal 2023 [1]	Fiscal 2022 [1]
Pottery Barn	$3,206,167	$3,555,521
West Elm	1,854,811	2,278,131
Williams Sonoma	1,260,045	1,286,651
Pottery Barn Kids and Teen	1,060,470	1,132,937
Other [2]	369,159	421,177
Total	$7,750,652	$8,674,417
1Includes business-to-business net revenues within each brand.
2Primarily consists of net revenues from Rejuvenation, our international franchise operations, Mark and Graham, and GreenRow.
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

Comparable brand revenue growth (decline)	Fiscal 2023 [1]	Fiscal 2022 [1]
Pottery Barn	(9.7%)	14.9%
West Elm	(18.8)	2.5
Williams Sonoma	(0.7)	(1.7)
Pottery Barn Kids and Teen	(5.5)	0.4
Total [2]	(9.9%)	6.5%
1Comparable brand revenue includes business-to-business revenues within each brand.
2Total comparable brand revenue growth includes the results of Rejuvenation and Mark and Graham.

RETAIL STORE DATA

	Fiscal 2023	Fiscal 2022
Store count – beginning of year	530	544
Store openings	13	15
Store closings	(25)	(29)
Store count – end of year	518	530
Store selling square footage at year-end	3,805,000	3,813,000
Store leased square footage (“LSF”) at year-end	5,890,000	5,962,000

	Fiscal 2023		Fiscal 2022
	Store Count	Avg. LSF Per Store	Store Count	Avg. LSF Per Store
Pottery Barn	184	15,000	188	14,800
Williams Sonoma	156	6,900	165	6,800
West Elm	121	13,200	122	13,200
Pottery Barn Kids	46	7,800	46	7,700
Rejuvenation	11	8,100	9	8,000
Total	518	11,400	530	11,200
GROSS PROFIT

(In thousands)	Fiscal 2023	% Net Revenues	Fiscal 2022	% Net Revenues	Fiscal 2021	% Net Revenues
Gross profit [1]	$3,303,601	42.6%	$3,677,733	42.4%	$3,631,963	44.0%
1Includes occupancy expenses of $814.3 million, $785.4 million and $728.0 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Gross profit is equal to our net revenues less costs of goods sold. Cost of goods sold includes (i) cost of goods, which consists of cost of merchandise, inbound freight expenses, freight-to-store expenses and other inventory related costs such as replacements, damages, obsolescence and shrinkage; (ii) occupancy expenses, which consists of rent, other occupancy costs (including property taxes, common area maintenance and utilities) and depreciation; and (iii) shipping costs, which consists of third-party delivery services and shipping materials. Selling margin is our gross profit before occupancy costs.
Our classification of expenses in gross profit may not be comparable to other public companies, as we do not include non-occupancy-related costs associated with our distribution network in cost of goods sold. These costs, which include distribution network employment, third-party warehouse management and other distribution-related administrative expenses, are recorded in selling, general and administrative expenses ("SG&A").
Fiscal 2023 vs. Fiscal 2022
Gross profit decreased $374.1 million, or 10.2%, compared to fiscal 2022. Gross margin increased to 42.6% from 42.4% in fiscal 2022. The 20 basis point expansion in gross margin was driven by (i) improvement in selling margin due to higher merchandise margins from lower input costs resulting from decreased ocean freight, detention and demurrage costs in the second half of fiscal 2023 and reduced promotional activity, partially offset by (ii) higher occupancy costs resulting from our new distribution centers on the West Coast to support our long-term growth.

Fiscal 2022 vs. Fiscal 2021
Gross profit increased $45.8 million, or 1.3%, compared to fiscal 2021. Gross margin decreased to 42.4% from 44.0% in fiscal 2021. The 160 basis point decline in gross margin was driven by deterioration in selling margin due to (i) lower merchandise margins from higher input costs as we absorbed higher product costs, ocean freight, detention and demurrage due to the impact of supply chain disruption and global inflation pressures, (ii) higher outbound customer shipping costs due to out-of-market shipping and shipping multiple times for multi-unit orders, and (iii) higher occupancy costs resulting from incremental costs from our new distribution centers on the East and West Coasts to support our long-term growth, which was partially offset by (iv) our retail store optimization initiatives.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

(In thousands)	Fiscal 2023	% Net Revenues	Fiscal 2022	% Net Revenues
Selling, general and administrative expenses	$2,059,408	26.6%	$2,179,311	25.1%
SG&A consists of non-occupancy-related costs associated with our retail stores and e-commerce websites, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third-party credit card processing, impairment and other general expenses.
Fiscal 2023 vs. Fiscal 2022
SG&A decreased $119.9 million or 5.5%, compared to fiscal 2022. SG&A as a percentage of net revenues increased to 26.6% from 25.1% for fiscal 2022. This increase in rate was primarily driven by (i) the deleverage of employment costs from higher performance-based incentive compensation in fiscal 2023 compared to fiscal 2022 commensurate with business performance, partially offset by (ii) managed variable employment costs in line with top-line trends, (iii) the cost savings from reduction-in-force actions taken in the first half of fiscal 2023 and (iv) the leverage of advertising expenses.
INCOME TAXES
The effective income tax rate was 25.4% for fiscal 2023 and 24.8% for fiscal 2022. Compared to fiscal 2022, the increase in the tax rate is primarily due to less excess tax benefit from stock-based compensation and the tax effect of the earnings mix change between the two fiscal years, partially offset by the expiration of the statutes of limitation related to uncertain tax positions in fiscal 2023.
The Inflation Reduction Act, enacted on August 16, 2022, includes a new 15% minimum tax on “adjusted financial statement income” effective for tax years beginning after December 31, 2022. The Company was not subject to the minimum tax for fiscal 2023.
In addition to U.S. tax law changes, a number of countries have begun to enact legislation to implement the Organization for Economic Cooperation and Development (“OECD”) international tax framework, including the Pillar Two minimum tax regime. The OECD continues to release additional guidance on these rules and the Framework calls for law enactment by OECD and G20 members to take effect in 2024 or 2025. Pillar Two minimum tax will be treated as a period cost in future years and did not impact our results of operations for fiscal 2023. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, and monitoring legislative developments by other countries, especially in the regions that we operate.

LIQUIDITY AND CAPITAL RESOURCES
Material Cash Requirements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our Consolidated Balance Sheet as of January 28, 2024, while others are considered future obligations. Our material cash requirements as of January 28, 2024 include the following contractual obligations and commitments arising in the normal course of business:

•Our operating leases had fixed lease payment obligations, including imputed interest, of $1.6 billion, with $320.1 million payable within 12 months. See Note E to our Consolidated Financial Statements for amount outstanding as of January 28, 2024 related to operating leases.
•Our purchase obligations consist primarily of open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business. As of January 28, 2024, our purchase obligations were approximately $911.9 million, with $854.5 million expected to be settled within 12 months.
In addition, we had $31.6 million of unrecognized tax benefits recorded in our accompanying Consolidated Balance Sheet as of January 28, 2024, for which we cannot make a reasonably reliable estimate of the amount and period of payment. See Note D to our Consolidated Financial Statements for information related to income taxes.
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
Dividends
In fiscal 2023 and fiscal 2022, total cash dividends declared were approximately $236.8 million, or $3.60 per common share, and $216.3 million, or $3.12 per common share, respectively. In March 2024, our Board of Directors authorized a 26% increase in our quarterly cash dividend, from $0.90 to $1.13 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.
Stock Repurchase Program
See section titled “Stock Repurchase Program” within Part II, Item 5 of this Annual Report on Form 10-K for further information.
Liquidity Outlook
We believe our cash on hand, cash flows from operations, and our available credit facilities will provide adequate liquidity for our business operations as well as dividends, capital expenditures, stock repurchases, and other liquidity requirements associated with our business operations over the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months.
Sources of Liquidity
As of January 28, 2024, we held $1.3 billion in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts and money market funds, and of which $86.0 million was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
Throughout the fiscal year, we utilize our cash resources to build our inventory levels in preparation for our fourth quarter holiday sales. Our largest source of operating cash flows is cash collections from the sale of our merchandise throughout the year. In fiscal 2024, we plan to use our cash resources to fund our inventory and inventory-related purchases, employment related-costs, advertising and marketing initiatives, rental payments on our leases, stock repurchases and dividend payments, the payment of income taxes and property and equipment purchases.
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
During fiscal 2023, we had no borrowings under our Revolver. Additionally, as of January 28, 2024, issued but undrawn standby letters of credit of $11.2 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of January 28, 2024, we were in compliance with our financial covenants under our credit facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of January 28, 2024, the aggregate amount outstanding under our letter of credit facilities was $0.1 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 18, 2023, we renewed two of our letter of credit facilities on substantially similar terms. Two of the letter of credit facilities totaling $30 million mature on August 18, 2024, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2025. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.
Cash Flows from Operating Activities
For fiscal 2023, net cash provided by operating activities was $1.7 billion compared to $1.1 billion in fiscal 2022. For fiscal 2023, net cash provided by operating activities was primarily attributable to (i) net earnings adjusted for non-cash items, (ii) merchandise inventories as a result of decreasing customer demand, and (iii) accounts payable and gift card and other deferred revenue as a result of ongoing working capital enhancements. Net cash provided by operating activities compared to fiscal 2022 increased primarily due to (i) lower spending on merchandise inventories, (ii) an increase in accounts payable, (iii) an increase in accrued expenses and other liabilities due to higher performance-based incentive compensation and (iv) an increase in gift card and other deferred revenue, partially offset by (v) a decrease in net earnings adjusted for non-cash items.
Cash Flows from Investing Activities
For fiscal 2023, net cash used in investing activities was $188.3 million compared to $354.0 million in fiscal 2022 and was primarily attributable to purchases of property and equipment related to technology and supply chain enhancements.
Cash Flows from Financing Activities
For fiscal 2023, net cash used in financing activities was $0.6 billion compared to $1.2 billion in fiscal 2022 and was primarily attributable to the repurchases of common stock and payment of dividends. Net cash used in financing activities for fiscal 2023 decreased compared to fiscal 2022, primarily due to a decrease in repurchases of common stock.

IMPACT OF INFLATION
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain and other disruptions caused by the pandemic and the uncertain economic environment. Global trends, including inflationary pressures, are weakening consumer sentiment, negatively impacting consumer spending behavior and slowing down consumer demand for our products. However, our unique operating model and pricing power helped mitigate these increased costs during fiscal 2023. We cannot be assured that our results of operations and financial condition will not be materially impacted by inflation in the future. For information on risks, please see “Risk Factors” in Part I, Item 1A.
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
The reserves for shrinkage are recorded throughout the year based on historical shrinkage results, cycle count results within our distribution centers, expectations of future shrinkage and current inventory levels, and are therefore subject to uncertainty. Actual shrinkage is recorded at year-end based on the results of our cycle counts and year-end physical inventory counts, and can vary from our estimates recorded throughout the year due to such factors as changes in operations, the mix of our inventory (which ranges from large furniture to small tabletop items) and execution against loss prevention initiatives in our stores, distribution facilities and off-site storage locations, and with our third-party warehouse and transportation providers. Accordingly, there is no material shrinkage reserve at year-end. Historically, actual shrinkage has not differed materially from our estimates.
Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. We have made no material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves throughout the year. In addition, we do not believe a 10% change in our inventory reserves would have a material effect on our net earnings. As of January 28, 2024 and January 29, 2023, our inventory obsolescence reserves were $23.6 million and $24.7 million, respectively.
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
During fiscal 2023, we recognized impairment charges of $14.5 million, which consisted of (i) the write-down of leasehold improvements of eleven underperforming stores of $6.4 million, (ii) the write-down of operating lease right-of-use-assets of $4.4 million, and (iii) the write-off of property and equipment of $3.7 million resulting from the exit of Aperture, a division of our Outward subsidiary, all of which is recognized within SG&A. During fiscal 2022, we recognized impairment charges of $15.6 million, which consisted of: (i) $3.3 million related to the impairment of property and equipment and $2.6 million related to the impairment of operating lease right-of-use assets resulting from underperforming stores in Australia and (ii) $9.7 million related to the impairment of property and equipment associated with Aperture due to these assets not being recoverable in light of projected future cash flows, all of which is recognized within SG&A. During fiscal 2021, no impairment charges were recognized.
Leases
The significant estimates used in accounting for our leases relate to the incremental borrowing rate used in the present value of lease obligations calculation. As our leases generally do not provide information about the rate implicit in the lease, we utilize an estimated incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. We use judgment in determining our incremental borrowing rate, which is applied to each lease based on the lease term. A 50 basis point increase or decrease in the incremental borrowing rate would not have a material impact on the value of our new or remeasured right-of-use assets and lease liabilities. As of fiscal 2023 and fiscal 2022, our weighted-average incremental borrowing rates were 3.8% and 3.4%, respectively. Many of our leases contain renewal and early termination options. The option periods are generally not included in the lease term used to measure our lease liabilities and right-of-use assets upon commencement, as we do not believe the exercise of these options to be reasonably certain. We remeasure the lease liability and right-of-use asset when we are reasonably certain to exercise a renewal or an early termination option. We use judgment in determining lease classification, including our determination of the economic life and the fair market value of the identified asset. The fair market value of the identified asset is generally estimated based on comparable market data provided by third-party sources.
Income Taxes
We record reserves for our estimates of the additional income tax liability that is more likely than not to result from the ultimate resolution of foreign and domestic tax examinations. The results of these examinations and negotiations with taxing authorities may affect the ultimate settlement of these issues. We review and update the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax examinations, upon expiration of statutes of limitation, or upon occurrence of other events. As of January 28, 2024, we had $31.6 million of gross unrecognized tax benefits, of which $25.8 million would, if recognized, affect the effective tax rate. Additionally, we accrue interest and penalties related to these unrecognized tax benefits in the provision for income taxes. As of January 28, 2024 and January 29, 2023, our accruals for the payment of interest and penalties totaled $5.3 million and $6.1 million, respectively. Due to the potential resolution of tax issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of $0 to $5.8 million.
In order to compute income tax on an interim basis, we estimate what our effective tax rate will be for the full fiscal year and adjust these estimates throughout the year as necessary. Adjustments to our income tax provision due to changes in our estimated effective tax rate are recorded in the interim period in which the change occurs. The tax expense (or benefit) related to items other than ordinary income is individually computed and recognized when the items occur. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of our earnings in various taxing jurisdictions or changes in tax law. Our effective tax rates for fiscal 2023 and fiscal 2022 were 25.4% and 24.8%, respectively.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks, which include significant deterioration of the U.S. and foreign markets, changes in U.S. interest rates, foreign currency exchange rate fluctuations, inflation and the effects of economic uncertainty which may affect the prices we pay our suppliers in the foreign countries in which we do business. We do not engage in financial transactions for trading or speculative purposes.
Interest Rate Risk
Our Revolver has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During fiscal 2023, we had no borrowings under the Revolver.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of January 28, 2024, our investments, made primarily in interest bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from suppliers outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us during fiscal 2023 or fiscal 2022. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our suppliers in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in fiscal 2023, we have continued to see volatility in the exchange rates in the countries in which we do business. Additionally, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current Consolidated Financial Statements. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we may hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies (see Note L to our Consolidated Financial Statements).
Inflation
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain and other disruptions caused by the pandemic and the uncertain economic environment. We believe the effects of inflation, if any, on our financial statements and results of operations have been immaterial to date. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by the heightened levels of inflation experienced globally during fiscal 2023 and fiscal 2022. Global trends, including inflationary pressures, are weakening customer sentiment, negatively impacting consumer spending behavior and slowing down consumer demand for our products. However, our unique operating model and pricing power helped mitigate these increased costs during fiscal 2023 and fiscal 2022. Our inability or failure to offset the impact of inflation could harm our business, financial condition and results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams-Sonoma, Inc.
Consolidated Statements of Earnings

	For the Fiscal Year Ended
(In thousands, except per share amounts)	January 28, 2024	January 29, 2023	January 30, 2022
Net revenues	$7,750,652	$8,674,417	$8,245,936
Cost of goods sold	4,447,051	4,996,684	4,613,973
Gross profit	3,303,601	3,677,733	3,631,963
Selling, general and administrative expenses	2,059,408	2,179,311	2,178,847
Operating income	1,244,193	1,498,422	1,453,116
Interest income (expense), net	29,162	2,260	(1,865)
Earnings before income taxes	1,273,355	1,500,682	1,451,251
Income taxes	323,593	372,778	324,914
Net earnings	$949,762	$1,127,904	$1,126,337
Basic earnings per share	$14.71	$16.58	$15.17
Diluted earnings per share	$14.55	$16.32	$14.75
Shares used in calculation of earnings per share:
Basic	64,574	68,021	74,272
Diluted	65,272	69,100	76,354

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Comprehensive Income

	For the Fiscal Year Ended
(In thousands)	January 28, 2024	January 29, 2023	January 30, 2022
Net earnings	$949,762	$1,127,904	$1,126,337
Other comprehensive income (loss):
Foreign currency translation adjustments	(999)	(3,572)	(4,488)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $56, $329 and $(91)	160	932	(247)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax (tax benefit) of $319, $121 and $(371)	(904)	(341)	1,024
Comprehensive income	$948,019	$1,124,923	$1,122,626

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Balance Sheets

	As of
(In thousands, except per share amounts)	January 28, 2024	January 29, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,262,007	$367,344
Accounts receivable, net	122,914	115,685
Merchandise inventories, net	1,246,369	1,456,123
Prepaid expenses	59,466	64,961
Other current assets	29,041	31,967
Total current assets	2,719,797	2,036,080
Property and equipment, net	1,013,189	1,065,381
Operating lease right-of-use assets	1,229,650	1,286,452
Deferred income taxes, net	110,656	81,389
Goodwill	77,306	77,307
Other long-term assets, net	122,950	116,407
Total assets	$5,273,548	$4,663,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$607,877	$508,321
Accrued expenses	264,306	247,594
Gift card and other deferred revenue	573,904	479,229
Income taxes payable	96,554	61,204
Operating lease liabilities	234,517	231,965
Other current liabilities	103,157	108,138
Total current liabilities	1,880,315	1,636,451
Long-term operating lease liabilities	1,156,104	1,211,693
Other long-term liabilities	109,268	113,821
Total liabilities	3,145,687	2,961,965
Commitments and contingencies – See Note I
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 64,151 and 66,226 shares issued and outstanding at January 28, 2024 and January 29, 2023, respectively	642	663
Additional paid-in capital	588,602	573,117
Retained earnings	1,555,595	1,141,819
Accumulated other comprehensive loss	(15,552)	(13,809)
Treasury stock, at cost: 6 and 1 shares as of January 28, 2024 and January 29, 2023, respectively	(1,426)	(739)
Total stockholders’ equity	2,127,861	1,701,051
Total liabilities and stockholders’ equity	$5,273,548	$4,663,016

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 31, 2021	76,340	$764	$638,375	$1,019,762	$(7,117)	$(599)	$1,651,185
Net earnings	—	—	—	1,126,337	—	—	1,126,337
Foreign currency translation adjustments	—	—	—	—	(4,488)	—	(4,488)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(247)	—	(247)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	1,024	—	1,024
Conversion/release of stock-based awards[1]	745	7	(103,742)	—	—	(500)	(104,235)
Repurchases of common stock	(5,103)	(51)	(26,806)	(872,576)	—	—	(899,433)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(344)	(44)	—	388	—
Stock-based compensation expense	—	—	93,459	—	—	—	93,459
Dividends declared	—	—	—	(199,395)	—	—	(199,395)
Balance at January 30, 2022	71,982	720	600,942	1,074,084	(10,828)	(711)	1,664,207
Net earnings	—	—	—	1,127,904	—	—	1,127,904
Foreign currency translation adjustments	—	—	—	—	(3,572)	—	(3,572)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	932	—	932
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(341)	—	(341)
Conversion/release of stock-based awards[1]	668	7	(80,925)	—	—	(372)	(81,290)
Repurchases of common stock	(6,424)	(64)	(36,134)	(843,840)	—	—	(880,038)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(344)	—	—	344	—
Stock-based compensation expense	—	—	89,578	—	—	—	89,578
Dividends declared	—	—	—	(216,329)	—	—	(216,329)
Balance at January 29, 2023	66,226	663	573,117	1,141,819	(13,809)	(739)	1,701,051
Net earnings	—	—	—	949,762	—	—	949,762
Foreign currency translation adjustments	—	—	—	—	(999)	—	(999)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	160	—	160
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(904)	—	(904)
Conversion/release of stock-based awards[1]	538	5	(52,635)	—	—	(201)	(52,831)
Repurchases of common stock[2]	(2,613)	(26)	(15,482)	(298,985)	—	(1,000)	(315,493)
Reissuance of treasury stock under stock-based compensation plans[1]	—	—	(334)	(180)	—	514	—
Stock-based compensation expense	—	—	83,936	—	—	—	83,936
Dividends declared	—	—	—	(236,821)	—	—	(236,821)
Balance at January 28, 2024	64,151	$642	$588,602	$1,555,595	$(15,552)	$(1,426)	$2,127,861
1Amounts are shown net of shares withheld for associate taxes.
2Repurchases of common stock include accrued excise taxes of $2.5 million as of January 28, 2024, which is recorded in retained earnings.

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Consolidated Statements of Cash Flows

	For the Fiscal Year Ended
(In thousands)	January 28, 2024	January 29, 2023	January 30, 2022
Cash flows from operating activities:
Net earnings	$949,762	$1,127,904	$1,126,337
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	232,590	214,153	196,087
Loss on disposal/impairment of assets	21,869	25,116	1,015
Non-cash lease expense	255,286	231,350	216,888
Deferred income taxes	(29,085)	(23,823)	2,535
Stock-based compensation expense	84,754	90,268	95,240
Other	(2,796)	(2,339)	(3,994)
Changes in:
Accounts receivable	(7,461)	15,687	11,896
Merchandise inventories	209,168	(208,908)	(239,981)
Prepaid expenses and other assets	1,016	(11,823)	(2,060)
Accounts payable	99,043	(113,521)	56,674
Accrued expenses and other liabilities	4,935	(61,995)	49,460
Gift card and other deferred revenue	95,005	31,839	75,460
Operating lease liabilities	(269,162)	(242,855)	(224,567)
Income taxes payable	35,349	(18,231)	10,157
Net cash provided by operating activities	1,680,273	1,052,822	1,371,147
Cash flows from investing activities:
Purchases of property and equipment	(188,458)	(354,117)	(226,517)
Other	201	162	270
Net cash used in investing activities	(188,257)	(353,955)	(226,247)
Cash flows from financing activities:
Repurchases of common stock	(313,001)	(880,038)	(899,433)
Payment of dividends	(232,475)	(217,345)	(187,539)
Tax withholdings related to stock-based awards	(52,831)	(81,290)	(104,235)
Repayment of long-term debt	—	—	(300,000)
Debt issuance costs	—	—	(778)
Net cash used in financing activities	(598,307)	(1,178,673)	(1,491,985)
Effect of exchange rates on cash and cash equivalents	954	(3,188)	(2,914)
Net increase (decrease) in cash and cash equivalents	894,663	(482,994)	(349,999)
Cash and cash equivalents at beginning of year	367,344	850,338	1,200,337
Cash and cash equivalents at end of year	$1,262,007	$367,344	$850,338
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$837	$788	$3,090
Cash paid during the year for income taxes, net of refunds	$315,850	$400,776	$306,158
Non-cash investing activities:
Purchases of property and equipment not yet paid for at end of year	$914	$6,633	$267

See Notes to Consolidated Financial Statements.

Williams-Sonoma, Inc.
Notes to Consolidated Financial Statements
Note A: Summary of Significant Accounting Policies
Williams-Sonoma, Inc. (“Company”, “we”, or “us”) is a specialty retailer of high-quality sustainable products for the home. Our products, representing distinct merchandise strategies — Williams Sonoma, Pottery Barn, Pottery Barn Kids, Pottery Barn Teen, West Elm, Williams Sonoma Home, Rejuvenation, Mark and Graham, and GreenRow — are marketed through e-commerce websites, direct-mail catalogs and retail stores. These brands are also part of The Key Rewards, our loyalty and credit card program that offers members exclusive benefits across the Williams-Sonoma family of brands. We operate in the U.S., Puerto Rico, Canada, Australia and the United Kingdom, offer international shipping to customers worldwide, and have unaffiliated franchisees that operate stores in the Middle East, the Philippines, Mexico, South Korea and India, as well as e-commerce websites in certain locations. We are also proud to be a leader in our industry with our values-based culture and commitment to achieving our sustainability goals.
Consolidation
The Consolidated Financial Statements include the accounts of Williams-Sonoma, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
Fiscal Year
Our fiscal year ends on the Sunday closest to January 31, based on a 52 or 53-week year. Fiscal 2023, a 52-week year, ended on January 28, 2024; Fiscal 2022, a 52-week year, ended on January 29, 2023; and Fiscal 2021, a 52-week year, ended on January 30, 2022.
Reclassifications
Certain amounts reported in our Consolidated Balance Sheets as of January 29, 2023 have been reclassified in order to conform to the current period presentation. These reclassifications impacted deferred lease incentives and other long-term liabilities. Other long-term liabilities include deferred lease incentives of $8.3 million and $10.0 million as of January 28, 2024 and January 29, 2023, respectively. There was no change in total liabilities as a result of these reclassifications.
Additionally, certain amounts reported in our Consolidated Statement of Cash Flows for the fifty-two weeks ended January 29, 2023 and the fifty-two weeks ended January 30, 2022 have been reclassified in order to conform to the current period presentation. These reclassifications impacted amortization of deferred lease incentives and the line item for all other adjustments within operating activities. Other adjustments include amortization of deferred lease incentives of $2.3 million, $3.0 million and $4.3 million for the fifty-two weeks ended January 28, 2024, January 29, 2023 and January 30, 2022, respectively. There was no change in net cash provided by operating activities as a result of these reclassifications.
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
Cash Equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less. As of January 28, 2024, we were invested primarily in interest-bearing demand deposit accounts and money market funds. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at their carrying values, net of an allowance for doubtful accounts. Accounts receivable consist primarily of credit card, franchisee, business-to-business and certain landlord receivables for which collectability is reasonably assured. Receivables are evaluated for collectability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. Our allowance for doubtful accounts was not material to our financial statements as of January 28, 2024 and January 29, 2023.

Merchandise Inventories
Merchandise inventories, net of an allowance for shrinkage and obsolescence, are stated at the lower of cost (weighted-average method) or net realizable value. To determine if the value of our inventory should be reduced below cost, we consider current and anticipated demand, customer preferences and age of the merchandise. We reserve for obsolescence based on historical trends of inventory sold below cost and specific identification.
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
Our obsolescence and shrinkage reserve calculations contain estimates that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimate, we will adjust our reserves accordingly throughout the year. As of January 28, 2024, and January 29, 2023, our inventory obsolescence reserves were $23.6 million and $24.7 million, respectively.
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
During fiscal 2023, we recognized impairment charges of $14.5 million, which consisted of (i) the write-down of leasehold improvements of eleven underperforming stores of $6.4 million, (ii) the write-down of operating lease right-of-use-assets of $4.4 million, and (iii) the write-off of property and equipment of $3.7 million resulting from the exit of Aperture, a division of our Outward subsidiary, all of which is recognized within selling, general and administrative ("SG&A") expenses. During fiscal 2022, we recognized impairment charges of $15.6 million, which consisted of: (i) $3.3 million related to the impairment of property and equipment and $2.6 million related to the impairment of operating lease right-of-use assets resulting from underperforming stores in Australia and (ii) $9.7 million related to the impairment of property and equipment associated with Aperture due to these assets not being recoverable in light of projected future cash flows, all of which is recognized within SG&A. During fiscal 2021, no impairment charges were recognized.
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

Goodwill
Goodwill is initially recorded as of the acquisition date and is measured as any excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We first perform a qualitative assessment to evaluate goodwill for potential impairment. If based on that assessment it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative impairment test is necessary. The quantitative impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows, using a discount rate that approximates the reporting unit's weighted-average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future such as sales growth, gross margins, employment costs, capital expenditures, inflation and future economic and market conditions. We measure the fair value using Level 3 inputs as defined in the fair value hierarchy (see Note M to our Consolidated Financial Statements). Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, exceeds its fair value, impairment is recorded for the excess, not to exceed the total amount of goodwill allocated to the reporting unit.
As of January 28, 2024 and January 29, 2023, we had goodwill of $77.3 million, primarily related to our fiscal 2017 acquisition of Outward and our fiscal 2011 acquisition of Rejuvenation. In fiscal 2023, we performed our qualitative annual assessment of goodwill impairment and concluded that the fair value of each of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed and we did not recognize any goodwill impairment in fiscal 2023. In fiscal 2022, we performed our annual quantitative assessment of goodwill impairment for the Aperture reporting unit, a division of our Outward subsidiary, using the income approach. We fully impaired the goodwill related to the Aperture reporting unit due to these assets not being recoverable in light of projected future cash flows, resulting in goodwill impairment charges of $8.0 million. For all other reporting units, we concluded that the fair value exceeded their carrying values and no further impairment testing of goodwill was performed. In fiscal 2021, we performed our annual assessment of goodwill impairment and concluded that the fair value of each of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed. We did not recognize any goodwill impairment in fiscal 2021.
Self-Insured Liabilities
We are primarily self-insured for workers’ compensation, associate health benefits, product and other general liability claims. We record self-insurance liability reserves based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported, based on an actuarial analysis of historical claims data. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different number of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for workers’ compensation, associate health benefits, product and other general liability claims were $29.4 million and $26.8 million as of January 28, 2024 and January 29, 2023, respectively.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and debt (if any) approximate their estimated fair values. We may use derivative financial instruments to hedge against foreign currency exchange rate fluctuations. The assets or liabilities associated with our derivative financial instruments are recorded at fair value in either other current or long-term assets or other current or long-term liabilities. The fair value of our foreign currency derivative instruments is measured using the income approach, whereby we use observable market data at the measurement date and standard valuation techniques to convert future amounts to a single present value amount. These observable inputs include spot rates, forward rates, interest rates and credit derivative market rates (see Notes L and M for additional information).
Revenue from Merchandise Sales
Revenues from the sale of our merchandise through our e-commerce business, at our retail stores as well as to our business-to-business customers and franchisees are, in each case, recognized at a point in time when control of merchandise is transferred to the customer. Merchandise can either be picked up in our stores, or delivered to the customer. For merchandise picked up in the store, control is transferred at the time of the sale to the customer. For merchandise delivered to the customer, control is transferred either when delivery has been completed, or when we have a present right to payment which, for certain merchandise, occurs upon conveyance of the merchandise to the carrier for delivery. We exclude from revenue any taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and are concurrent with revenue-generating activities. Our payment terms are primarily at the point of sale for merchandise sales and for most services. We have elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation.
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of January 28, 2024 and January 29, 2023, we recorded a liability for expected sales returns of approximately $52.4 million and $61.9 million, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $16.3 million and $19.5 million, respectively, within other current assets in our Consolidated Balance Sheets.
Gift Card and Other Deferred Revenue
We defer revenue and record a liability when cash payments are received in advance of satisfying performance obligations, primarily associated with our merchandise sales, stored-value cards, customer loyalty programs, and incentives received from credit card issuers.
We issue stored-value cards that may be redeemed on future merchandise purchases. Our stored-value cards have no expiration dates. Revenue from stored-value cards is recognized at a point in time upon redemption of the card and as control of the merchandise is transferred to the customer. Breakage is recognized in a manner consistent with our historical redemption patterns taking into consideration escheatment laws as applicable. Breakage is recognized over the estimated period of redemption of our cards of approximately four years, the majority of which is recognized within one year of the card issuance. Breakage revenue is not material to our Consolidated Financial Statements.
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
As of January 28, 2024 and January 29, 2023, we had recorded $573.9 million and $479.2 million, respectively, for gift card and other deferred revenue within current liabilities in our Consolidated Balance Sheets. The increase in our gift card and other deferred revenue balance was primarily due to advance payments collected on certain product categories.
Supplier Allowances
We receive allowances or credits from certain suppliers for volume and other rebates. We treat such rebates as an offset to the cost of the product or services provided at the time the expense is recorded. These allowances and credits received are recorded in both cost of goods sold and in SG&A expenses.

Cost of Goods Sold
Cost of goods sold includes (i) cost of goods, which consists of cost of merchandise, inbound freight expenses, freight-to-store expenses and other inventory-related costs such as replacements, damages, obsolescence and shrinkage; (ii) occupancy expenses, which consists of consist of rent, other occupancy costs (including property taxes, common area maintenance and utilities) and depreciation; and (iii) shipping costs, which consists of third-party delivery services and shipping materials.
Selling, General and Administrative Expenses
SG&A expenses consist of non-occupancy-related costs associated with our retail stores and e-commerce websites, distribution facilities, customer care centers, supply chain operations (buying, receiving and inspection), and corporate administrative functions. These costs include employment, advertising, third-party credit card processing, impairment and other general expenses.
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
Advertising Expenses
Advertising expenses consist of media, supplier and production costs related to digital advertising, catalog mailings, email and other marketing activities. All advertising costs are expensed as incurred, or upon the release of the initial advertisement.
Total advertising expenses were approximately $502.2 million, $581.1 million and $618.5 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
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
Earnings Per Share
Basic earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding plus common stock equivalents for the period using the treasury stock method. Common stock equivalents consist of shares subject to stock-based awards with exercise prices less than or equal to the average market price of our common stock for the period, to the extent their inclusion would be dilutive.
Income Taxes
Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in our Consolidated Financial Statements. We record reserves for our estimates of the additional income tax liability that is more likely than not to result from the ultimate resolution of foreign and domestic tax examinations. At any point in time, many tax years are subject to examination by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We review and update the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax examinations, upon expiration of statutes of limitation, or upon occurrence of other events.
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

Recently Issued Accounting Pronouncements
In March 2020, January 2021 and December 2022, the FASB issued accounting standards update ("ASU") 2020-04, Reference Rate Reform (Topic 848), ASU 2021-01, Reference Rate Reform (Topic 848), Scope and ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, respectively. Together, the ASUs are intended to ease the potential accounting and financial reporting burden of reference rate reform, including the market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance provides optional expedients and scope exceptions for transactions if certain criteria are met. These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. We may elect to apply the provisions of the new standard prospectively through December 31, 2024. Unlike other topics, the provisions of this update are only available until December 31, 2024, by which time the reference rate replacement activity is expected to be completed. In June 2023, we transitioned our basis for establishing interest rates for certain borrowings under our Credit Facility from LIBOR to the Secured Overnight Financing Rate ("SOFR"). As we no longer have transactions that could qualify for these optional expedients and scope exceptions, the provisions of the new standard are no longer applicable.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s ("SEC") Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the Accounting Standards Codification ("ASC") in response to the SEC’s Release No. 33-10532, Disclosure Update and Simplification Initiative, and align the ASC’s requirements with the SEC’s regulations. For entities subject to the SEC's existing disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of this ASU on our Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The improvements in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures. Although early adoption is permitted, we plan to implement the ASU prospectively for all annual periods beginning after December 15, 2024.

Note B: Property and Equipment
Property and equipment consists of the following:

	As of
(In thousands)	January 28, 2024	January 29, 2023
Capitalized Software	$1,048,023	$1,097,914
Leasehold improvements	880,164	895,732
Fixtures and equipment	789,096	933,922
Land and buildings	181,089	180,923
Construction in progress [1]	93,229	61,455
Corporate systems projects in progress	31,739	49,444
Total	3,023,340	3,219,390
Accumulated depreciation	(2,010,151)	(2,154,009)
Property and equipment, net	$1,013,189	$1,065,381
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
During fiscal 2023 and fiscal 2022, we had no borrowings under our Revolver. Additionally, as of January 28, 2024, issued but undrawn standby letters of credit of $11.2 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. Our Revolver matures on September 30, 2026, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
The Credit Facility was amended in June 2023 to replace the LIBOR with the SOFR as the basis for establishing the interest rate applicable to certain borrowings under the agreement. The interest rate applicable to the Revolver is variable and may be elected by us as: (i) the SOFR plus 10 basis points and an applicable margin based on our leverage ratio ranging from 0.91% to 1.775% or (ii) a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio, ranging from 0% to 0.775%.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of January 28, 2024, we were in compliance with our financial covenants under our credit facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the credit facility, plus an applicable margin based on our leverage ratio. As of January 28, 2024, the aggregate amount outstanding under our letter of credit facilities was $0.1 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 18, 2023, we renewed two of our letter of credit facilities on substantially similar terms. Two of the letter of credit facilities totaling $30 million mature on August 18, 2024, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2025. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.

Note D: Income Taxes
The components of earnings before income taxes, by tax jurisdiction, are as follows:

	For the Fiscal Year Ended
(In thousands)	January 28, 2024	January 29, 2023	January 30, 2022
United States	$1,154,160	$1,331,492	$1,280,438
Foreign	119,195	169,190	170,813
Total	$1,273,355	$1,500,682	$1,451,251
The provision for income taxes consists of the following:

	For the Fiscal Year Ended
(In thousands)	January 28, 2024	January 29, 2023	January 30, 2022
Current
Federal	$275,734	$299,015	$234,638
State	54,903	71,120	61,056
Foreign	22,041	26,466	26,685
Total current	$352,678	$396,601	$322,379
Deferred
Federal	$(30,632)	$(17,293)	$5,896
State	686	(3,292)	(741)
Foreign	861	(3,238)	(2,620)
Total deferred	$(29,085)	$(23,823)	$2,535
Total provision	$323,593	$372,778	$324,914
The Inflation Reduction Act, enacted on August 16, 2022, includes a new 15% minimum tax on “adjusted financial statement income” effective for tax years beginning after December 31, 2022. The company was not subject to the minimum tax for fiscal 2023.
In addition to U.S. tax law changes, a number of countries have begun to enact legislation to implement the Organization for Economic Cooperation and Development (“OECD”) international tax framework, including the Pillar Two minimum tax regime. The OECD continues to release additional guidance on these rules and the Framework calls for law enactment by OECD and G20 members to take effect in 2024 or 2025. Pillar Two minimum tax will be treated as a period cost in future years and did not impact our results of operations for fiscal 2023. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, and monitoring legislative developments by other countries, especially in the regions that we operate.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	For the Fiscal Year Ended
(In thousands)	January 28, 2024	January 29, 2023	January 30, 2022
Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State income tax rate	4.4	4.2	4.1
Officer’s compensation under Sec.162(m)	0.9	1.4	2.0
Deferred true up	0.2	0.1	(0.1)
Change in uncertain tax positions	(0.5)	0.3	(0.5)
Rate differential	(0.3)	(0.7)	(0.6)
Stock-based compensation	(0.3)	(1.7)	(2.9)
Credits	—	(0.2)	(0.2)
Other	—	0.4	(0.4)
Total	25.4%	24.8%	22.4%

Significant components of our deferred income tax accounts are as follows:

	As of
(In thousands)	January 28, 2024	January 29, 2023
Deferred tax assets (liabilities)
Operating lease liabilities	$357,266	$359,001
Merchandise inventories	37,828	32,338
Compensation	25,658	18,960
Gift cards	23,929	24,632
Accrued liabilities	20,178	22,356
Executive deferred compensation	11,061	9,605
Stock-based compensation	10,593	14,308
State taxes	7,492	8,084
Loyalty rewards	3,232	3,734
State net operating loss	1,153	2,446
Operating lease right-of-use assets	(310,299)	(321,646)
Property and equipment	(44,622)	(65,039)
Deferred lease incentives	(29,638)	(22,400)
Other	(5,003)	(4,756)
Valuation allowance	(1,346)	(2,635)
Total deferred tax assets, net	$107,482	$78,988
We had net state operating loss carry-forwards as of January 28, 2024. A valuation allowance has been provided against certain state net operating loss carry-forwards, as we do not expect to fully utilize the losses in future years.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	For the Fiscal Year Ended
(In thousands)	January 28, 2024	January 29, 2023	January 30, 2022
Beginning balance	$37,068	$33,612	$38,696
Increases related to current year tax positions	4,966	8,169	8,573
Increases for tax positions for prior years	194	807	1,738
Decrease for tax positions for prior years	(1,170)	(2,237)	(82)
Lapse in statute of limitations	(9,476)	(3,283)	(15,313)
Ending balance	$31,582	$37,068	$33,612
As of January 28, 2024, we had $31.6 million of gross unrecognized tax benefits, of which $25.8 million would, if recognized, affect the effective tax rate.
We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of January 28, 2024 and January 29, 2023, our accruals for the payment of interest and penalties totaled $5.3 million and $6.1 million, respectively.
Due to the potential resolution of tax issues, it is reasonably possible that the balance of our gross unrecognized tax benefits could decrease within the next twelve months by a range of $0 to $5.8 million.
We file income tax returns in the U.S. and foreign jurisdictions. We are subject to examination by the tax authorities in these jurisdictions. Our U.S. federal taxable years for which the statute of limitations has not expired are fiscal years 2020 to 2023. Substantially all material state, local and foreign jurisdictions’ statutes of limitations are closed for taxable years prior to 2019.

Note E: Leases
The components of our lease costs are as follows:

	For the Fiscal Year Ended
(In thousands)	January 28, 2024	January 29, 2023	January 30, 2022
Operating lease costs	$296,779	$275,086	$256,924
Variable lease costs	132,304	138,155	127,784
Total lease costs	$429,083	$413,241	$384,708
Sublease income and short-term lease costs were not material to us for fiscal 2023, fiscal 2022 and fiscal 2021.
Supplemental cash flow information related to our leases are as follows:

	For the Fiscal Year Ended
(In thousands)	January 28, 2024	January 29, 2023	January 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$322,293	$296,053	$279,005
Our net additions to right-of-use assets were approximately $205.7 million and $389.5 million in fiscal 2023 and fiscal 2022, respectively.
Additional information related to our leases is as follows:

	For the Fiscal Year Ended
	January 28, 2024	January 29, 2023
Weighted-average remaining lease term (years)	6.6	6.9
Weighted-average incremental borrowing rate	3.8%	3.4%
As of January 28, 2024, the future minimum lease payments under our operating lease liabilities are as follows:

(In thousands)
Fiscal 2024	$320,067
Fiscal 2025	280,938
Fiscal 2026	239,206
Fiscal 2027	203,563
Fiscal 2028	162,873
Fiscal 2029 and thereafter	418,477
Total lease payments	1,625,124
Less: interest	(234,503)
Total operating lease liabilities	1,390,621
Less: current operating lease liabilities	(234,517)
Total non-current operating lease liabilities	$1,156,104
We have also entered into agreements to lease additional retail spaces, which will commence in fiscal 2024. Accordingly, future minimum lease payments under these agreements are not included in the table above.
Memphis-Based Distribution Facility
We have entered into an agreement with a partnership comprised of the estate of W. Howard Lester, our former Chairman of the Board and Chief Executive Officer, and the estate of James A. McMahan, a former Director Emeritus and significant stockholder and two unrelated parties to lease a distribution facility in Memphis, Tennessee through January 31, 2025. We made annual rental payments of approximately $2.6 million, $2.3 million, and $2.1 million plus applicable taxes, insurance and maintenance expenses in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

Note F: Earnings Per Share
Basic earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding and common stock equivalents outstanding for the period using the treasury stock method. Common stock equivalents consist of shares subject to stock-based awards to the extent their inclusion would be dilutive.
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted-Average Shares	Earnings Per Share
Fiscal 2023
Basic	$949,762	64,574	$14.71
Effect of dilutive stock-based awards		698
Diluted	$949,762	65,272	$14.55
Fiscal 2022
Basic	$1,127,904	68,021	$16.58
Effect of dilutive stock-based awards		1,079
Diluted	$1,127,904	69,100	$16.32
Fiscal 2021
Basic	$1,126,337	74,272	$15.17
Effect of dilutive stock-based awards		2,082
Diluted	$1,126,337	76,354	$14.75
The effect of anti-dilutive stock-based awards was not material for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Note G: Stock-Based Compensation
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights (collectively, “option awards”), restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of approximately 42.7 million shares. As of January 28, 2024, there were approximately 5.1 million shares available for future grant. Awards may be granted under the Plan to officers, associates and non-associate members of the Board of Directors of the Company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
Stock Awards
Annual grants of stock awards are limited to 1.0 million shares on a per person basis. Stock awards granted to associates generally vest evenly over a period of four years for service-based awards. Certain performance-based awards, which have variable payout conditions based on predetermined financial targets, generally vest three years from the date of grant. Certain stock awards and other agreements contain vesting acceleration clauses resulting from events including, but not limited to, retirement, disability, death, merger or a similar corporate event. Stock awards granted to non-associate Board members generally vest in one year. Non-associate Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-associate Board member).
Stock-Based Compensation Expense
During fiscal 2023, fiscal 2022 and fiscal 2021, we recognized total stock-based compensation expense, as a component of SG&A expenses, of $84.8 million, $90.3 million, and $95.2 million, respectively. As of January 28, 2024, there was $119.8 million of unrecognized stock-based compensation expense (net of estimated forfeitures), which we expect to recognize on a straight-line basis over a weighted-average remaining service period of approximately two years. At each reporting period, all compensation expense attributable to vested awards has been fully recognized.
Restricted Stock Units
The following table summarizes our restricted stock unit activity during fiscal 2023:

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Term Remaining (Years)	Intrinsic Value [1]
Balance at January 29, 2023	1,681,687	$117.62
Granted	627,133	122.32
Granted, with vesting subject to performance conditions	140,658	119.61
Released [2]	(770,226)	93.95
Cancelled	(166,659)	136.50
Balance at January 28, 2024	1,512,593	$129.73	2.84	$315,451,000
Vested plus expected to vest at January 28, 2024	1,378,949	$132.50	3.36	$287,580,000
1Intrinsic value for outstanding and unvested restricted stock units is based on the market value of our common stock on the last business day of the fiscal year (or $208.55).
2Excludes 208,670 incremental shares released due to achievement of performance conditions above target.
The following table summarizes additional information about restricted stock units:

	For the Fiscal Year Ended
	January 28, 2024	January 29, 2023	January 30, 2022
Weighted-average grant date fair value per share of awards granted	$121.82	$157.75	$172.46
Intrinsic value of awards released1 2	$118,417,000	$180,450,000	$234,293,000
1Intrinsic value for releases is based on the market value on the date of release.
2Includes 208,670 incremental shares released due to achievement of performance conditions above target.
Tax Benefit
We record excess tax benefits and deficiencies resulting from the settlement of stock-based awards as a benefit or expense within income taxes in the period in which they occur. During fiscal 2023, fiscal 2022, and fiscal 2021, the current tax benefit related to stock-based awards totaled $16.6 million, $24.8 million, and $36.4 million, respectively.
Note H: Williams-Sonoma, Inc. 401(k) Plan and Other Associate Benefits
We have a defined contribution retirement plan, the Williams-Sonoma, Inc. 401(k) Plan (the “401(k) Plan”), which is intended to be qualified under Internal Revenue Code sections 401(a), 401(k), 401(m) and 4975(e)(7). The 401(k) Plan permits eligible associates to make salary deferral contributions up to 75% of their eligible compensation each pay period. Associates designate the funds in which their contributions are invested. Each participant may choose to have their salary deferral contributions and earnings thereon invested in one or more investment funds, including our company stock fund.
Our matching contribution is equal to 50% of each participant’s salary deferral contribution, taking into account only those contributions that do not exceed 6% of the participant’s eligible pay for the pay period. Each participant’s matching contribution is earned on a semi-annual basis with respect to eligible salary deferrals for those participants that are employed with us on June 30th or December 31st of the year in which the deferrals are made. Each participant starts earning matching contributions beginning the first calendar quarter following one year of service. Prior to fiscal 2022, for the first five years of the participant’s employment, all matching contributions vested at the rate of 20% per year of service, measuring service from the participant’s hire date. Thereafter, all matching contributions were vested immediately. Effective July 2022, all matching contributions become vested 100% after one year of service. Our contributions to the plan were $13.6 million, $11.4 million, and $11.3 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
The 401(k) Plan consists of two parts: a profit sharing plan portion and a stock bonus plan/associate stock ownership plan (the “ESOP”). The ESOP portion is the portion that is invested in the Williams-Sonoma, Inc. Stock Fund. The profit sharing and ESOP components of the 401(k) Plan are considered a single plan under Internal Revenue Code section 414(l).
We also have a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible associates to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. As of January 28, 2024 and January 29, 2023, $44.9 million and $38.8 million, respectively, is included in other long-term liabilities related to these deferred compensation obligations. Additionally, we have purchased life insurance policies on certain participants to potentially offset these unsecured obligations. The cash surrender value of these policies was $45.9 million and $38.4 million as of January 28, 2024 and January 29, 2023, respectively, and is included in other long-term assets, net.
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
Note J: Stock Repurchase Program and Dividends
Stock Repurchase Program
During fiscal 2023, we repurchased 2,621,861 shares of our common stock at an average cost of $119.38 per share for an aggregate cost of $313.0 million, excluding excise taxes on stock repurchases (net of issuances) of $2.5 million. As of January 28, 2024, there was $687.0 million remaining under our current stock repurchase program. In March 2024, our Board of Directors authorized a new stock repurchase program for $1.0 billion, which replaced our existing program. As of January 28, 2024, we held treasury stock of $1.4 million that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
During fiscal 2022, we repurchased 6,423,643 shares of our common stock at an average cost of $137.00 per share for an aggregate cost of $880.0 million. During fiscal 2021, we repurchased 5,102,624 shares of our common stock at an average cost of $176.27 per share for an aggregate cost of $899.4 million.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.
Dividends
Total cash dividends declared in fiscal 2023, fiscal 2022 and fiscal 2021, were approximately $236.8 million, or $3.60 per common share, $216.3 million, or $3.12 per common share and $199.4 million, or $2.60 per common share, respectively. In March 2024, our Board of Directors authorized a 26% increase in our quarterly cash dividend, from $0.90 to $1.13 per common share, subject to capital availability. Our quarterly cash dividend may be limited or terminated at any time.

Note K: Segment Reporting
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
The following table summarizes our net revenues by brand for fiscal 2023, fiscal 2022 and fiscal 2021:

	For the Fiscal Year Ended [1]
(In thousands)	January 28, 2024	January 29, 2023	January 30, 2022
Pottery Barn	$3,206,167	$3,555,521	$3,120,687
West Elm	1,854,811	2,278,131	2,234,548
Williams Sonoma	1,260,045	1,286,651	1,345,851
Pottery Barn Kids and Teen	1,060,470	1,132,937	1,139,893
Other [2]	369,159	421,177	404,957
Total [3]	$7,750,652	$8,674,417	$8,245,936
1Includes business-to-business net revenues within each brand.
2Primarily consists of net revenues from Rejuvenation, our international franchise operations, Mark and Graham, and GreenRow.
3Includes net revenues related to our international operations (including our operations in Canada, Australia and the United Kingdom and our franchise businesses) of approximately $328.9 million, $407.9 million and $426.7 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Long-lived assets by geographic location, which excludes deferred income taxes, goodwill and intangible assets, are as follows:

(In thousands)	January 28, 2024	January 29, 2023
U.S.	$2,273,905	$2,361,279
International	79,720	96,038
Total	$2,353,625	$2,457,317
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
Cash Flow Hedges
We may enter into foreign currency forward contracts designated as cash flow hedges (to sell Canadian dollars and purchase U.S. dollars) for forecasted inventory purchases in U.S. dollars by our Canadian subsidiary. These hedges have terms of up to 12 months. All hedging relationships are formally documented, and the forward contracts are designed to mitigate foreign currency exchange risk on hedged transactions. We record the effective portion of changes in the fair value of our cash flow hedges in other comprehensive income (“OCI”) until the earlier of when the hedged forecasted inventory purchase occurs or the respective contract reaches maturity. Subsequently, as the inventory is sold to the customer, we reclassify amounts previously recorded in OCI to cost of goods sold.
Changes in the fair value of the forward contract related to interest charges (or forward points) are excluded from the assessment and measurement of hedge effectiveness and are recorded in cost of goods sold. Based on the rates in effect as of January 28, 2024, our reclassification of pre-tax gains or losses from OCI to cost of goods sold over the next 12 months is not expected to be material.
As of January 28, 2024, we had no foreign currency forward contracts outstanding. As of January 29, 2023, we had foreign currency forward contracts outstanding (in U.S. dollars) with a notional amount of $18.5 million.
Hedge effectiveness is evaluated prospectively at inception, on an ongoing basis, as well as retrospectively, using regression analysis. Any measurable ineffectiveness of the hedge is recorded in SG&A expenses. No gain or loss was recognized for cash flow hedges due to hedge ineffectiveness and all hedges were deemed effective for assessment purposes for fiscal 2023, fiscal 2022 and fiscal 2021.
The effect of derivative instruments in our Consolidated Financial Statements from gains or losses recognized in income was not material for fiscal 2023, fiscal 2022 and fiscal 2021.
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
Goodwill
We review each reporting unit's carrying value of goodwill for impairment annually, or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows using Level 3 inputs as defined in the fair value hierarchy. The process of evaluating the potential impairment of goodwill is subjective and requires significant unobservable estimates and assumptions about the future such as sales growth, gross margin, employment costs, capital expenditures, inflation and future economic and market conditions. Additionally, our quantitative impairment test uses a discount rate that approximates the reporting unit's weighted-average cost of capital. Significant fluctuations in any of these inputs individually could significantly impact our measurement of fair value.
There were no transfers between Level 1, 2 or 3 categories during fiscal 2023 or fiscal 2022.

Note N: Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 31, 2021	$(6,398)	$(719)	$(7,117)
Foreign currency translation adjustments	(4,488)	—	(4,488)
Change in fair value of derivative financial instruments	—	(247)	(247)
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	1,024	1,024
Other comprehensive income (loss)	(4,488)	777	(3,711)
Balance at January 30, 2022	(10,886)	58	(10,828)
Foreign currency translation adjustments	(3,572)	—	(3,572)
Change in fair value of derivative financial instruments	—	932	932
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	(341)	(341)
Other comprehensive income (loss)	(3,572)	591	(2,981)
Balance at January 29, 2023	(14,458)	649	(13,809)
Foreign currency translation adjustments	(999)	—	(999)
Change in fair value of derivative financial instruments	—	160	160
Reclassification adjustment for realized (gain) loss on derivative financial instruments[1]	—	(904)	(904)
Other comprehensive income (loss)	(999)	(744)	(1,743)
Balance at January 28, 2024	$(15,457)	$(95)	$(15,552)

1Refer to Note L for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Consolidated Statements of Earnings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Williams-Sonoma, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Williams-Sonoma, Inc. and subsidiaries (the "Company") as of January 28, 2024 and January 29, 2023, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended January 28, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2024 and January 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Identification of Indicators of Impairment for Store-level Long-lived Assets — Refer to Note A and M to the financial statements.
Critical Audit Matter Description
The Company performs an analysis of the carrying value of store-level long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. Events that result in an impairment review may include plans to close a retail location, a significant decrease in the operating performance of the retail location, or significant adverse changes in the business climate. The Company’s evaluation of long-lived assets is primarily at the individual store level and involves the comparison of a store’s estimated future undiscounted cash flows over its remaining lease term to its carrying value. Impairment may result when the carrying value of a store’s assets exceeds the store’s estimated undiscounted future cash flows.
We identified the identification of indicators of impairment for store-level long-lived assets as a critical audit matter because the Company’s estimate of future store cash flows involves significant estimates and assumptions related to revenue growth rates and gross margin. Changes in these assumptions could have a significant impact on management’s conclusion on whether a store could be impaired and the impairment loss that is recorded.
Performing audit procedures to evaluate the appropriateness of the Company’s judgments used in these significant assumptions therefore involved a high degree of auditor judgment and an increased extent of effort, including the need to use more experienced audit professionals.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s judgments regarding the forecasts of revenue growth and gross margin included the following, among others:
◦We tested the effectiveness of controls over the impairment of store-level long-lived assets, including those over management’s forecasts of future revenue growth and gross margin.
◦We evaluated management’s ability to accurately forecast revenue growth rates and gross margin by performing a retrospective lookback to compare actual results to management’s historical growth forecasts.
◦We evaluated the reasonableness of management’s revenue and gross margin by comparing the forecasts to (1) historical revenues and gross margins, (2) internal communications to management and the Board of Directors, (3) external communications made by management to analysts and investors, and (4) trends in the industry and geographical region.
/s/ Deloitte & Touche LLP
San Francisco, California
March 20, 2024

We have served as the Company's auditor since 1980.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of January 28, 2024, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of January 28, 2024, our internal control over financial reporting is effective.
Our independent registered public accounting firm audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting. Their audit report appears on pages 68 through 69 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the fourth quarter of fiscal 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is incorporated by reference herein to information under the headings “Election of Directors,” “Information Concerning Executive Officers,” “Audit and Finance Committee Report,” “Corporate Governance — Corporate Governance Guidelines and Code of Business Conduct and Ethics,” and “Corporate Governance — Audit and Finance Committee” in our Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 28, 2024 (the “Proxy Statement”). With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
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
		The following Consolidated Financial Statements of Williams-Sonoma, Inc. and subsidiaries and the related notes are filed as part of this Annual Report on Form 10-K pursuant to Item 8:
			PAGE
		Consolidated Statements of Earnings	45
		Consolidated Statements of Comprehensive Income	45
		Consolidated Balance Sheets	46
		Consolidated Statements of Stockholders’ Equity	47
		Consolidated Statements of Cash Flows	48
		Notes to Consolidated Financial Statements	49
		Report of Independent Registered Public Accounting Firm	68
(a)	(2)	Financial Statement Schedules: Schedules have been omitted because they are not required, are not applicable, or because the required information, where material, is included in the financial statements, notes, or supplementary financial information.
(a)	(3)	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K
(b)		Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K
(c)		Financial Statement Schedules: Schedules have been omitted because they are not required or are not applicable.

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

10.1
Eighth Amended and Restated Credit Agreement, dated September 30, 2021, between the Company and Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, Wells Fargo Bank, National Association, as syndication agent and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2021 as filed with the Commission on December 6, 2021, File No. 001-14077)

10.2
The First Amendment to Eighth Amended and Restated Credit Agreement, dated as of June 5, 2023, among the Company, Bank of America, N.A., as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2023 as filed with the Commission on November 28, 2023, File No. 001-14077)

STOCK PLANS

10.3+	Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A to the Company’s definitive proxy statement as filed on April 16, 2021, File No. 001-14077)

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

10.6+
Form of Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Performance Stock Unit Award Agreement for Grants to Employees (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2014 as filed with the Commission on April 3, 2014, File No. 001-14077)

OTHER INCENTIVE PLANS

10.7+
Williams-Sonoma, Inc. 2021 Incentive Bonus Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2021 as filed with the Commission on June 9, 2021, File No. 001-14077)

10.8+
Williams-Sonoma, Inc. Pre-2005 Executive Deferral Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Commission on April 2, 2009, File No. 001-14077)

10.9+
Williams-Sonoma, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2018 as filed with the Commission on June 8, 2018, File No. 001-14077)

10.10+
Williams-Sonoma, Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2021 as filed with the Commission on September 9, 2021, File No. 001-14077)

10.11+
Williams-Sonoma, Inc. 2001 Long-Term Incentive Plan Non-Employee Director Deferred Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2021 as filed with the Commission on September 9, 2021, File No. 001-14077)

PROPERTIES

10.12
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

10.13
Olive Branch Distribution Facility Lease, dated December 1, 1998, between the Company as lessee and WSDC, LLC (the successor-in-interest to Hewson/Desoto Phase I, L.L.C.) as lessor (incorporated by reference to Exhibit 10.3D to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Commission on April 30, 1999, File No. 001-14077)

10.14
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

10.15
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

10.16
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

10.17+
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

10.19+	Amended and Restated 2012 EVP Level Management Retention Plan

OTHER AGREEMENTS

10.20+
Form of Williams-Sonoma, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 as filed with the Commission on September 9, 2011, File No. 001-14077)

OTHER EXHIBITS

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

97.1+*	Williams-Sonoma, Inc. Compensation Recovery Policy, effective October 2, 2023

CERTIFICATIONS

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements from the Company’s Annual Report on Form
10-K for the fiscal year ended January 28, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

WILLIAMS-SONOMA, INC.

Date: March 20, 2024	By	/S/ LAURA ALBER
Laura Alber
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2024	/s/ SCOTT DAHNKE
Scott Dahnke
Chairman of the Board of Directors

Date: March 20, 2024	/s/ LAURA ALBER
Laura Alber
Chief Executive Officer and Director
(principal executive officer)

Date: March 20, 2024	/s/ JEFFREY E. HOWIE
Jeffrey E. Howie
Chief Financial Officer
(principal financial officer)

Date: March 20, 2024	/s/ JEREMY BROOKS
Jeremy Brooks
Chief Accounting Officer
(principal accounting officer)

Date: March 20, 2024	/s/ ANNE FINUCANE
Anne Finucane
Director

Date: March 20, 2024	/s/ ESI EGGLESTON BRACEY
Esi Eggleston Bracey
Director

Date: March 20, 2024	/s/ FRITS VAN PAASSCHEN
Frits van Paasschen
Director

Date: March 20, 2024	/s/ PAULA PRETLOW
Paula Pretlow
Director

Date: March 20, 2024	/s/ WILLIAM READY
William Ready
Director