Form 10-Q
period 2024-07-28
WILLIAMS SONOMA INC
filed 2024-08-23
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 18, 2024, 126,339,342 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 28, 2024

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
(In thousands, except per share amounts)	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net revenues	$1,788,307	$1,862,614	$3,448,655	$3,618,065
Cost of goods sold	961,981	1,105,047	1,819,814	2,185,439
Gross profit	826,326	757,567	1,628,841	1,432,626
Selling, general and administrative expenses	536,410	486,019	1,015,097	961,601
Operating income	289,916	271,548	613,744	471,025
Interest income, net	15,208	3,335	31,261	8,833
Earnings before income taxes	305,124	274,883	645,005	479,858
Income taxes	79,379	73,376	153,594	121,820
Net earnings	$225,745	$201,507	$491,411	$358,038
Basic earnings per share	$1.76	$1.57	$3.83	$2.75
Diluted earnings per share	$1.74	$1.56	$3.78	$2.73
Shares used in calculation of earnings per share:
Basic	128,256	128,326	128,334	130,012
Diluted	129,810	129,051	130,103	131,173

See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
(In thousands)	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net earnings	$225,745	$201,507	$491,411	$358,038
Other comprehensive income (loss):
Foreign currency translation adjustments	(49)	2,171	(1,391)	(34)
Change in fair value of derivative financial instruments, net of tax of $0, $(56), $0, and $30.	—	(157)	1	85
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $(33), $104, $(33), and $276.	94	(296)	94	(782)
Comprehensive income	$225,790	$203,225	$490,115	$357,307

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except per share amounts)	July 28, 2024	January 28, 2024	July 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,265,259	$1,262,007	$514,435
Accounts receivable, net	112,492	122,914	117,045
Merchandise inventories, net	1,247,426	1,246,369	1,300,838
Prepaid expenses	99,409	59,466	73,521
Other current assets	19,711	29,041	26,293
Total current assets	2,744,297	2,719,797	2,032,132
Property and equipment, net	975,137	1,013,189	1,036,407
Operating lease right-of-use assets	1,150,180	1,229,650	1,232,925
Deferred income taxes, net	106,080	110,656	73,610
Goodwill	77,307	77,306	77,322
Other long-term assets, net	158,671	122,950	119,415
Total assets	$5,211,672	$5,273,548	$4,571,811
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$595,601	$607,877	$597,104
Accrued expenses	207,633	264,306	184,996
Gift card and other deferred revenue	576,458	573,904	435,369
Income taxes payable	53,373	96,554	127,581
Operating lease liabilities	233,361	234,517	222,155
Other current liabilities	92,369	103,157	96,645
Total current liabilities	1,758,795	1,880,315	1,663,850
Long-term operating lease liabilities	1,081,108	1,156,104	1,168,221
Other long-term liabilities	121,539	109,268	118,785
Total liabilities	2,961,442	3,145,687	2,950,856
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 127,788, 128,301 and 128,289 shares issued and outstanding at July 28, 2024, January 28, 2024 and July 30, 2023, respectively	1,278	1,284	1,283
Additional paid-in capital	538,172	587,960	550,866
Retained earnings	1,728,063	1,555,595	1,084,772
Accumulated other comprehensive loss	(16,848)	(15,552)	(14,540)
Treasury stock, at cost: 4, 6 and 6 shares as of July 28, 2024, January 28, 2024 and July 30, 2023, respectively	(435)	(1,426)	(1,426)
Total stockholders’ equity	2,250,230	2,127,861	1,620,955
Total liabilities and stockholders’ equity	$5,211,672	$5,273,548	$4,571,811

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 28, 2024	128,301	$1,284	$587,960	$1,555,595	$(15,552)	$(1,426)	$2,127,861
Net earnings	—	—	—	265,666	—	—	265,666
Foreign currency translation adjustments	—	—	—	—	(1,342)	—	(1,342)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1	—	1
Release of stock-based awards [1]	687	6	(86,787)	—	—	(227)	(87,008)
Repurchases of common stock	(313)	(2)	(957)	(42,822)	—	—	(43,781)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(1,218)	—	—	1,218	—
Stock-based compensation expense	—	—	22,191	—	—	—	22,191
Dividends declared	—	—	—	(74,030)	—	—	(74,030)
Balance at April 28, 2024	128,675	$1,288	$521,189	$1,704,409	$(16,893)	$(435)	$2,209,558
Net earnings	—	—	—	225,745	—	—	225,745
Foreign currency translation adjustments	—	—	—	—	(49)	—	(49)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	94	—	94
Release of stock-based awards [1]	35	—	(1,842)	—	—	—	(1,842)
Repurchases of common stock [2]	(922)	(10)	(2,808)	(127,700)	—	—	(130,518)
Stock-based compensation expense	—	—	21,633	—	—	—	21,633
Dividends declared	—	—	—	(74,391)	—	—	(74,391)
Balance at July 28, 2024	127,788	$1,278	$538,172	$1,728,063	$(16,848)	$(435)	$2,250,230
1Amounts are shown net of shares withheld for employee taxes.
2Repurchases of common stock include accrued excise taxes of $0.7 million as of July 28, 2024, which is recorded in retained earnings.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 29, 2023	132,453	$1,325	$572,455	$1,141,819	$(13,809)	$(739)	$1,701,051
Net earnings	—	—	—	156,531	—	—	156,531
Foreign currency translation adjustments	—	—	—	—	(2,205)	—	(2,205)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	242	—	242
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(486)	—	(486)
Release of stock-based awards [1]	996	10	(49,327)	—	—	(201)	(49,518)
Repurchases of common stock [2]	(5,005)	(50)	(14,778)	(286,573)	—	(1,000)	(302,401)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(334)	(180)	—	514	—
Stock-based compensation expense	—	—	23,282	—	—	—	23,282
Dividends declared	—	—	—	(59,671)	—	—	(59,671)
Balance at April 30, 2023	128,444	$1,285	$531,298	$951,926	$(16,258)	$(1,426)	$1,466,825
Net earnings	—	—	—	201,507	—	—	201,507
Foreign currency translation adjustments	—	—	—	—	2,171	—	2,171
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(157)	—	(157)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(296)	—	(296)
Release of stock-based awards [1]	25	—	(432)	—	—	—	(432)
Repurchases of common stock [2]	(180)	(2)	(547)	(9,547)	—	—	(10,096)
Stock-based compensation expense	—	—	20,547	—	—	—	20,547
Dividends declared	—	—	—	(59,114)	—	—	(59,114)
Balance at July 30, 2023	128,289	$1,283	$550,866	$1,084,772	$(14,540)	$(1,426)	$1,620,955
1Amounts are shown net of shares withheld for employee taxes.
2Repurchases of common stock include accrued excise taxes of $2.5 million as of July 30, 2023, which is recorded in retained earnings.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Twenty-six Weeks Ended
(In thousands)	July 28, 2024	July 30, 2023
Cash flows from operating activities:
Net earnings	$491,411	$358,038
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	113,264	110,843
Loss on disposal/impairment of assets	2,963	14,185
Non-cash lease expense	129,608	126,981
Deferred income taxes	(5,931)	(3,841)
Tax benefit related to stock-based awards	10,139	12,334
Stock-based compensation expense	44,846	44,159
Other	(1,578)	(1,647)
Changes in:
Accounts receivable	10,393	(1,502)
Merchandise inventories	(1,415)	154,712
Prepaid expenses and other assets	(66,647)	(6,615)
Accounts payable	(26,617)	87,840
Accrued expenses and other liabilities	(54,924)	(67,955)
Gift card and other deferred revenue	2,800	(43,699)
Operating lease liabilities	(131,848)	(135,206)
Income taxes payable	(43,181)	66,358
Net cash provided by operating activities	473,283	714,985
Cash flows from investing activities:
Purchases of property and equipment	(70,946)	(92,880)
Other	(13)	211
Net cash used in investing activities	(70,959)	(92,669)
Cash flows from financing activities:
Repurchases of common stock	(173,603)	(310,000)
Payment of dividends	(135,768)	(116,643)
Tax withholdings related to stock-based awards	(88,851)	(49,950)
Net cash used in financing activities	(398,222)	(476,593)
Effect of exchange rates on cash and cash equivalents	(850)	1,368
Net increase in cash and cash equivalents	3,252	147,091
Cash and cash equivalents at beginning of period	1,262,007	367,344
Cash and cash equivalents at end of period	$1,265,259	$514,435

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries ("Company," “we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of July 28, 2024, January 28, 2024 and July 30, 2023, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen and twenty-six weeks then ended and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks then ended, have been prepared by us, and have not been audited. In our opinion, the financial statements include all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. Intercompany transactions and accounts have been eliminated in our consolidation. The balance sheet as of January 28, 2024, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024.
The Company's fiscal year ends on the Sunday closest to January 31. All references to "fiscal 2024" represent the 53-week fiscal year that will end on February 2, 2025 and to "fiscal 2023" represent the 52-week fiscal year that ended January 28, 2024.
The results of operations for the thirteen and twenty-six weeks ended July 28, 2024 are not necessarily indicative of the operating results of the full year.
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
Common Stock Split
On July 9, 2024, the Company effected a 2-for-1 stock split of its common stock through a stock dividend. All historical share and per share amounts, excluding treasury share amounts, in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from additional paid-in capital to common stock.
Out-of-Period Adjustment
Subsequent to the filing of our Form 10-K, in April 2024, the Company determined that it over-recognized freight expense in fiscal years 2021, 2022 and 2023 for a cumulative amount of $49.0 million. The Company evaluated the error, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. The Company then evaluated whether the cumulative amount of the over-accrual was material to its projected fiscal 2024 results, and determined the cumulative amount was not material. Therefore, the Condensed Consolidated Financial Statements for the twenty-six weeks ended July 28, 2024 include an out-of-period adjustment of $49.0 million, recorded in the first quarter of fiscal 2024, to reduce cost of goods sold and accounts payable, which corrected the cumulative error on the Consolidated Balance Sheet as of January 28, 2024.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The improvements in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures.
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
During the thirteen and twenty-six weeks ended July 28, 2024 and July 30, 2023, we had no borrowings under our Revolver. Additionally, as of July 28, 2024, issued but undrawn standby letters of credit of $12.0 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. Our Revolver matures on September 30, 2026, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
The interest rate applicable to the Revolver is variable and may be elected by us as: (i) the Secured Overnight Financing Rate ("SOFR") plus 10 basis points and an applicable margin based on our leverage ratio, ranging from 0.91% to 1.775% or (ii) a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio, ranging from 0% to 0.775%.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of July 28, 2024, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of July 28, 2024, the aggregate amount outstanding under our letter of credit facilities was $0.7 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 16, 2024, we renewed two of our letter of credit facilities totaling $30 million on substantially similar terms. The two letter of credit facilities mature on August 18, 2025, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2026. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.
NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights, restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 85.4 million shares. As of July 28, 2024, there were approximately 9.5 million shares available for future grant. Awards may be granted under our Plan to officers, associates and non-associate members of the Board of Directors of the Company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.
Stock Awards
Annual grants of stock awards are limited to two million shares on a per person basis. Stock awards granted to associates generally vest evenly over a period of four years for service-based awards. Certain performance-based awards, which have variable payout conditions based on predetermined financial targets, generally vest three years from the date of grant. Certain stock awards and other agreements contain vesting acceleration clauses which cover events including, but not limited to, retirement, disability, death, merger or a similar corporate event. Stock awards granted to non-associate Board members generally vest in one year. Non-associate Board members automatically receive stock awards on the date of their initial election to the Board and annually thereafter on the date of the annual meeting of stockholders (so long as they continue to serve as a non-associate Board member). Non-associate directors may also elect, on terms prescribed by the Company, to receive all of their annual cash compensation to be earned in respect of the applicable fiscal year either in the form of (i) fully vested stock units or (ii) fully vested deferred stock units.
Stock-Based Compensation Expense
During the thirteen and twenty-six weeks ended July 28, 2024, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses ("SG&A") of $21.8 million and $44.8 million, respectively. During the thirteen and twenty-six weeks ended July 30, 2023, we recognized total stock-based compensation expense, as a component of SG&A of $20.8 million and $44.2 million, respectively.
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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended July 28, 2024
Basic	$225,745	128,256	$1.76
Effect of dilutive stock-based awards		1,554
Diluted	$225,745	129,810	$1.74
Thirteen weeks ended July 30, 2023
Basic	$201,507	128,326	$1.57
Effect of dilutive stock-based awards		725
Diluted	$201,507	129,051	$1.56
Twenty-six weeks ended July 28, 2024
Basic	$491,411	128,334	$3.83
Effect of dilutive stock-based awards		1,769
Diluted	$491,411	130,103	$3.78
Twenty-six weeks ended July 30, 2023
Basic	$358,038	130,012	$2.75
Effect of dilutive stock-based awards		1,161
Diluted	$358,038	131,173	$2.73
The effect of anti-dilutive stock-based awards was not material for the thirteen and twenty-six weeks ended July 28, 2024 and July 30, 2023, respectively.

NOTE E. SEGMENT REPORTING
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
The following table summarizes our net revenues by brand for the thirteen and twenty-six weeks ended July 28, 2024 and July 30, 2023.

	For the Thirteen Weeks Ended [1]		For the Twenty-six Weeks Ended [1]
(In thousands)	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Pottery Barn	$725,323	$786,308	$1,402,658	$1,554,022
West Elm	458,779	484,106	889,088	936,499
Williams Sonoma	239,867	244,513	478,106	483,934
Pottery Barn Kids and Teen	259,408	255,987	481,210	472,208
Other [2]	104,930	91,700	197,593	171,402
Total [3]	$1,788,307	$1,862,614	$3,448,655	$3,618,065
1Includes business-to-business net revenues within each brand.
2Primarily consists of net revenues from Rejuvenation, our international franchise operations, Mark and Graham, and GreenRow.
3Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom, and our franchise businesses) of approximately $79.0 million and $82.0 million for the thirteen weeks ended July 28, 2024 and July 30, 2023, respectively, and approximately $152.5 million and $152.8 million for the twenty-six weeks ended July 28, 2024 and July 30, 2023, respectively.

Long-lived assets by geographic location, which excludes deferred income taxes, goodwill, and intangible assets, are as follows:

	As of
(In thousands)	July 28, 2024	January 28, 2024	July 30, 2023
U.S.	$2,199,597	$2,273,905	$2,295,497
International	71,569	79,720	81,751
Total	$2,271,166	$2,353,625	$2,377,248
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
NOTE G. STOCK REPURCHASE PROGRAM AND DIVIDENDS
Stock Repurchase Program
During the thirteen weeks ended July 28, 2024, we repurchased 921,466 shares of our common stock at an average cost of $140.89 per share for an aggregate cost of $129.8 million, excluding excise taxes on stock repurchases (net of issuances) of $0.7 million. During the twenty-six weeks ended July 28, 2024, we repurchased 1,235,264 shares of our common stock at an average cost of $140.54 per share for an aggregate cost of $173.6 million, excluding excise taxes on stock repurchases (net of issuances) of $0.7 million. As of July 28, 2024, there was $826.4 million remaining under our current stock repurchase program.

During the thirteen weeks ended July 30, 2023, we repurchased 179,418 shares of our common stock at an average cost of $55.74 per share for an aggregate cost of $10.0 million, excluding excise taxes on stock repurchases (net of issuances) of $0.1 million. During the twenty-six weeks ended July 30, 2023, we repurchased 5,200,854 shares of our common stock at an average cost of $59.61 per share for an aggregate cost of $310.0 million, excluding excise taxes on stock repurchases (net of issuances) of $2.5 million.
As of July 28, 2024, January 28, 2024 and July 30, 2023, we held treasury stock of $0.4 million, $1.4 million and $1.4 million, respectively, that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.
Dividends
On July 9, 2024, the Company effected a 2-for-1 stock split of its common stock through a stock dividend. The prior cash dividends per share have been retroactively adjusted to reflect the stock split. See Note A for further information.
We declared cash dividends of $0.57 and $0.45 per common share during the thirteen weeks ended July 28, 2024 and July 30, 2023, respectively.
We declared cash dividends of $1.14 and $0.90 during the twenty-six weeks ended July 28, 2024 and July 30, 2023. Our quarterly cash dividend may be limited or terminated at any time.

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
During the thirteen and twenty-six weeks ended July 28, 2024, we recognized impairment charges of $1.3 million, which consisted of (i) the write-down of operating lease right-of-use-assets of $1.0 million for three underperforming stores and (ii) the write-off of property and equipment of $0.3 million for one underperforming store.
During the thirteen weeks ended July 30, 2023, we recognized impairment charges of $3.1 million primarily related to leasehold improvements of two underperforming stores. During the twenty-six weeks ended July 30, 2023, we recognized impairment charges of $11.4 million, which consisted of (i) the write-down of operating lease right-of-use-assets of $3.9 million, (ii) the write-down of leasehold improvements of $3.8 million for four underperforming stores and (iii) the write-off of property and equipment of $3.7 million resulting from the exit of Aperture, a division of our Outward, Inc. subsidiary.
There were no transfers in and out of Level 3 categories during the thirteen and twenty-six weeks ended July 28, 2024 and July 30, 2023.

NOTE I. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 28, 2024	$(15,457)	$(95)	$(15,552)
Foreign currency translation adjustments	(1,342)	—	(1,342)
Change in fair value of derivative financial instruments	—	1	1
Other comprehensive income (loss)	(1,342)	1	(1,341)
Balance at April 28, 2024	$(16,799)	$(94)	$(16,893)
Foreign currency translation adjustments	(49)	—	(49)
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	94	94
Other comprehensive income (loss)	(49)	94	45
Balance at July 28, 2024	$(16,848)	$—	$(16,848)

Balance at January 29, 2023	$(14,458)	$649	$(13,809)
Foreign currency translation adjustments	(2,205)	—	(2,205)
Change in fair value of derivative financial instruments	—	242	242
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	(486)	(486)
Other comprehensive income (loss)	(2,205)	(244)	(2,449)
Balance at April 30, 2023	$(16,663)	$405	$(16,258)
Foreign currency translation adjustments	2,171	—	2,171
Change in fair value of derivative financial instruments	—	(157)	(157)
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	(296)	(296)
Other comprehensive income (loss)	2,171	(453)	1,718
Balance at July 30, 2023	$(14,492)	$(48)	$(14,540)

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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of July 28, 2024, January 28, 2024 and July 30, 2023, we recorded a liability for expected sales returns of approximately $32.7 million, $52.4 million and $47.8 million, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $8.3 million, $16.3 million and $14.9 million, respectively, within other current assets in our Condensed Consolidated Balance Sheets.
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
As of July 28, 2024, January 28, 2024 and July 30, 2023, we had recorded $576.5 million, $573.9 million and $435.4 million, respectively, for gift card and other deferred revenue within current liabilities in our Condensed Consolidated Balance Sheets. The increase in our gift card and other deferred revenue balance as of July 28, 2024 compared to July 30, 2023 was primarily due to advance payments collected on certain product categories.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: continuing changes in general economic conditions, and the impact on consumer confidence and consumer spending; the continuing impact of inflation and measures to control inflation, including changing interest rates, on consumer spending; the continuing impact of global conflicts, such as the conflicts in Ukraine and the Middle East, and shortages of various raw materials on our global supply chain, retail store operations and customer demand; labor and material shortages; the outcome of our growth initiatives; new interpretations of or changes to current accounting rules; our ability to anticipate consumer preferences and buying trends; dependence on timely introduction and customer acceptance of our merchandise; changes in consumer spending based on weather, political, competitive and other conditions beyond our control; delays in store openings; competition from companies with concepts or products similar to ours; timely and effective sourcing of merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers; effective inventory management; our ability to manage customer returns; uncertainties in e-marketing, infrastructure and regulation; multi-channel and multi-brand complexities; our ability to introduce and grow new brands and brand extensions; challenges associated with our increasing global presence; dependence on external funding sources for operating capital; disruptions in the financial markets; our ability to control employment, occupancy, supply chain, product, transportation and other operating costs; our ability to improve our systems and processes; changes to our information technology infrastructure; general political, economic and market conditions and events, including war, conflict or acts of terrorism; the impact of current and potential future tariffs and our ability to mitigate impacts; the potential for increased corporate income taxes; and other risks and uncertainties, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the fiscal year ended January 28, 2024, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.
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
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended July 28, 2024 (“second quarter of fiscal 2024”), as compared to the thirteen weeks ended July 30, 2023 (“second quarter of fiscal 2023”) and twenty-six weeks ended July 28, 2024 ("first half of fiscal 2024"), as compared to the twenty-six weeks ended July 30, 2023 ("first half of fiscal 2023"), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
Second Quarter of Fiscal 2024 Financial Results
Net revenues in the second quarter of fiscal 2024 decreased $74.3 million or 4.0%, with company comparable brand revenue ("company comp") decline of 3.3%. This decrease was driven by continuing customer hesitancy towards furniture purchases, partially offset by strength in our emerging brands and our children's home furnishings business.

In the second quarter of fiscal 2024, Pottery Barn, our largest brand, saw 7.1% comparable brand revenue ("brand comp") decline driven by reduced higher ticket furniture sales, partially offset by relative strength from our decorating, entertaining and seasonal holiday categories. The Pottery Barn Kids and Teen brands saw 1.5% brand comp growth in the second quarter of fiscal 2024 driven by strength in our dorm and back-to-school offerings.
West Elm saw 4.8% brand comp decline in the second quarter of fiscal 2024, driven by West Elm continuing to be affected by the customer pull back in furniture as a result of the brand's high percentage of its assortment in the furniture category and our strategy to reduce promotional activity, partially offset by strength from new product introductions.
The Williams Sonoma brand saw 0.8% brand comp decline in the second quarter of fiscal 2024, driven by reduced electrics sales, partially offset by strength in our new and exclusive products as well as strength in our home business.
For the second quarter of fiscal 2024, diluted earnings per share was $1.74, compared to $1.56 in the second quarter of fiscal 2023.
As of July 28, 2024, we had $1.3 billion in cash and cash equivalents and generated operating cash flow of $473.3 million in the first half of fiscal 2024. In addition to our cash balance, we also ended the quarter with no outstanding borrowings under our revolving line of credit. Our liquidity position allowed us to fund the operations of the business by investing $70.9 million in capital expenditures in the first half of fiscal 2024, and to provide stockholder returns of $309.4 million in the first half of fiscal 2024 through stock repurchases and dividends.
Out-of-Period Adjustment
Subsequent to the filing of our Form 10-K, in April 2024, the Company determined that it over-recognized freight expense in fiscal years 2021, 2022 and 2023 for a cumulative amount of $49.0 million. The Company evaluated the error, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. The Company then evaluated whether the cumulative amount of the over-accrual was material to its projected fiscal 2024 results, and determined the cumulative amount was not material. Therefore, the Condensed Consolidated Financial Statements for the twenty-six weeks ended July 28, 2024 include an out-of-period adjustment of $49.0 million, recorded in the first quarter of fiscal 2024, to reduce cost of goods sold and accounts payable, which corrected the cumulative error on the Consolidated Balance Sheet as of January 28, 2024.
Looking Ahead
As we look forward to the balance of the year, we are focused on three key priorities, which include (i) returning to growth, (ii) elevating our world-class customer service and (iii) driving earnings. We believe these key priorities will set us apart from our competition and allow us to drive long-term growth and profitability. We have a powerful portfolio of brands, serving a range of categories, aesthetics, and life stages and we have built a strong omni-channel platform and infrastructure, which positions us well for the next stage of growth. However, the uncertain macroeconomic environment with the slow housing market, elevated interest rates, layoffs, inflationary pressure, political uncertainty and global geopolitical tension may continue to impact our results. For information on risks, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2024.
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
Second Quarter of Fiscal 2024 vs. Second Quarter of Fiscal 2023
Net revenues in the second quarter of fiscal 2024 decreased $74.3 million or 4.0%, with company comp decline of 3.3%. This decrease was driven by continuing customer hesitancy towards furniture purchases, partially offset by strength in our emerging brands and our children's home furnishings business.
First Half of Fiscal 2024 vs. First Half of Fiscal 2023
Net revenues for the first half of fiscal 2024 decreased by $169.4 million, or 4.7%, with company comp decline of 4.1%. This was driven by continuing customer hesitancy towards furniture purchases, partially offset by strength in our emerging brands and children's home furnishings.

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

	For the Thirteen Weeks Ended [1]		For the Twenty-six Weeks Ended [1]
Comparable brand revenue growth (decline)	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Pottery Barn	(7.1)%	(10.6)%	(8.9)%	(5.8)%
West Elm	(4.8)	(20.8)	(4.4)	(18.4)
Williams Sonoma	(0.8)	(0.7)	0.1	(2.5)
Pottery Barn Kids and Teen	1.5	(9.0)	2.1	(6.5)
Total [2]	(3.3)%	(11.9)%	(4.1)%	(9.1)%
1 Comparable brand revenue includes business-to-business revenues within each brand.
2 Total comparable brand revenue growth includes the results of Rejuvenation, Mark and Graham, and GreenRow.
STORE DATA

	Store Count					Average Leased Square Footage Per Store
	April 28, 2024	Openings	Closings	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Pottery Barn	184	3	(2)	185	190	15,100	15,000
Williams Sonoma	156	2	—	158	164	6,900	6,900
West Elm	121	1	—	122	123	13,200	13,200
Pottery Barn Kids	45	—	—	45	46	7,900	7,700
Rejuvenation	11	—	—	11	9	8,100	8,000
Total	517	6	(2)	521	532	11,400	11,300
Store selling square footage at period-end						3,855,000	3,886,000
Store leased square footage at period-end						5,948,000	6,036,000

GROSS PROFIT
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

	For the Thirteen Weeks Ended
(In thousands)	July 28, 2024	% Net Revenues	July 30, 2023	% Net Revenues	July 31, 2022	% Net Revenues
Gross profit [1]	$826,326	46.2%	$757,567	40.7%	$928,809	43.5%
1Includes occupancy expenses of $197.2 million, $203.3 million and $193.0 million for the second quarter of fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Second Quarter of Fiscal 2024 vs. Second Quarter of Fiscal 2023
Gross profit increased $68.8 million, or 9.1%, compared to the second quarter of fiscal 2023. Gross margin increased to 46.2% from 40.7% in the second quarter of fiscal 2023. The increase in gross margin of 550 basis points was driven by (i) higher merchandise margins of 380 basis points, and (ii) supply chain efficiencies of 180 basis points, including reductions in returns, replacements, accommodations and damages as well as limiting out-of-market and multiple shipments; partially offset by (iii) the deleverage of occupancy costs of 10 basis points resulting from lower sales.
Second Quarter of Fiscal 2023 vs. Second Quarter of Fiscal 2022
Gross profit decreased $171.2 million or 18.4%, compared to the second quarter of fiscal 2022. Gross margin decreased to 40.7% from 43.5% in the second quarter of fiscal 2022. The decline in gross margin of 280 basis points was primarily driven by (i) higher input costs as we absorbed higher product costs, ocean freight, detention and demurrage due to the impact of supply chain disruption and global inflation pressures, (ii) higher outbound customer shipping costs due to out-of-market shipping and shipping multiple times for multi-unit orders, and (iii) higher occupancy costs resulting from incremental costs from our new distribution centers on the East and West Coasts to support our long-term growth, which was partially offset by (iv) the higher pricing power of our proprietary products, (v) our ongoing commitment to forgo site wide promotions, and (vi) our retail store optimization initiatives.

	For the Twenty-six Weeks Ended
(In thousands)	July 28, 2024	% Net Revenues	July 30, 2023	% Net Revenues	July 31, 2022	% Net Revenues
Gross profit [1]	$1,628,841	47.2%	$1,432,626	39.6%	$1,757,357	43.6%
1Includes occupancy expenses of $393.4 million, $405.9 million and $379.4 million for the first half of fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
First Half of Fiscal 2024 vs. First Half of Fiscal 2023
Gross profit increased $196.2 million, or 13.7%, compared to the first half of fiscal 2023. Gross margin increased to 47.2% from 39.6% for the first half of fiscal 2023. This increase in gross margin of 760 basis points was driven by (i) higher merchandise margins of 430 basis points, (ii) supply chain efficiencies of 210 basis points, including reductions in returns, replacements, accommodations and damages as well as limiting out-of-market and multiple shipments, and (iii) an out-of period period freight adjustment of 140 basis points; partially offset by (iv) the deleverage of occupancy costs of 20 basis points resulting from lower sales.
First Half of Fiscal 2023 vs. First Half of Fiscal 2022
Gross profit decreased $324.7 million, or 18.5%, compared to the first half of fiscal 2022. Gross margin decreased to 39.6% from 43.6% for the first half of fiscal 2022. The decline in gross margin of 400 basis points was primarily driven by (i) higher input costs as we absorbed higher product costs, ocean freight, detention and demurrage due to the impact of supply chain disruption and global inflation pressures, (ii) higher outbound customer shipping costs due to out-of-market shipping and shipping multiple times for multi-unit orders, and (iii) higher occupancy costs resulting from incremental costs from our new distribution centers on the East and West Coasts to support our long-term growth, which was partially offset by (iv) the higher pricing power of our proprietary products, (v) our ongoing commitment to forgo site wide promotions, and (vi) our retail store optimization initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
SG&A consists of non-occupancy related costs associated with our retail stores, distribution and manufacturing facilities, customer care centers, supply chain operations (buying, receiving and inspection) and corporate administrative functions. These costs include employment, advertising, third party credit card processing, impairment and other general expenses.

	For the Thirteen Weeks Ended				For the Twenty-six Weeks Ended
(In thousands)	July 28, 2024	% Net Revenues	July 30, 2023	% Net Revenues	July 28, 2024	% Net Revenues	July 30, 2023	% Net Revenues
Selling, general and administrative expenses	$536,410	30.0%	$486,019	26.1%	$1,015,097	29.4%	$961,601	26.6%
Second Quarter of Fiscal 2024 vs. Second Quarter of Fiscal 2023
SG&A increased $50.4 million, or 10.4%, compared to the second quarter of fiscal 2023. SG&A as a percentage of net revenues increased to 30.0% from 26.1% in the second quarter of fiscal 2023. This increase of 390 basis points was primarily driven by (i) an increase in employment expense of 200 basis points due to higher performance-based incentive compensation and (ii) an increase in advertising expenses of 150 basis points.
First Half of Fiscal 2024 vs. First Half of Fiscal 2023
SG&A increased $53.5 million, or 5.6%, compared to the first half of fiscal 2023. SG&A as a percentage of net revenues increased to 29.4% from 26.6% for the first half of fiscal 2023. This increase of 280 basis points was primarily driven by (i) an increase in advertising expenses of 160 basis points and (ii) an increase in employment expense of 140 basis points due to higher performance-based incentive compensation, which does not include a benefit from the out-of-period freight adjustment; partially offset by (iii) exit costs of $15.8 million and reduction-in-force initiatives of $8.3 million recorded in the first half of fiscal 2023 which did not recur in the first half of fiscal 2024.
INCOME TAXES
The effective tax rate was 23.8% for the first half of fiscal 2024 and 25.4% for the first half of fiscal 2023. The decrease in the tax rate is primarily due to (i) higher excess tax benefit from stock-based compensation in first half of fiscal 2024 and (ii) the tax effect of earnings mix change, partially offset by (iii) the expiration of the statutes of limitations related to uncertain tax positions in fiscal 2023.
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
In the regions in which we operate, Canada, United Kingdom, Netherlands, Italy and Vietnam have implemented Pillar Two frameworks effective January 1, 2024. The Company's subsidiaries are not subject to Pillar Two minimum tax in the first half of fiscal 2024 under the Safe Harbor rules.
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

Liquidity Outlook
For the remainder of fiscal 2024, we plan to use our cash resources to fund our inventory and inventory-related purchases, employment-related costs, advertising and marketing initiatives, the payment of income taxes, stock repurchases, rental payments on our leases, dividend payments, and property and equipment purchases.
We believe our cash on hand, cash flows from operations, and our available credit facilities will provide adequate liquidity for our business operations as well as stock repurchases, dividends, capital expenditures, and other liquidity requirements associated with our business operations over the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months.
Sources of Liquidity
As of July 28, 2024, we held $1.3 billion in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts and money market funds, and of which $74.0 million was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
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
During the thirteen and twenty-six weeks ended July 28, 2024 and July 30, 2023, we had no borrowings under our Revolver. Additionally, as of July 28, 2024, issued but undrawn standby letters of credit of $12.0 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of July 28, 2024, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of July 28, 2024, the aggregate amount outstanding under our letter of credit facilities was $0.7 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 16, 2024, we renewed two of our letter of credit facilities totaling $30 million on substantially similar terms. The two letter of credit facilities mature on August 18, 2025, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2026. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.
Cash Flows from Operating Activities
For the first half of fiscal 2024, net cash provided by operating activities was $473.3 million compared to $715.0 million for the first half of fiscal 2023. For the first half of fiscal 2024, net cash provided by operating activities was primarily attributable to net earnings adjusted for non-cash items, partially offset by an increase in prepaid expenses and other assets (as a result of timing of income tax payments and deposits associated with new contracts) and a decrease in accrued expenses and other liabilities. Net cash provided by operating activities compared to the first half of fiscal 2023 decreased primarily due to higher spending on merchandise inventories, a decrease in accounts payable (as a result of supplier payment timing), and a decrease in income taxes payable, partially offset by an increase in net earnings adjusted for non-cash items.
Cash Flows from Investing Activities
For the first half of fiscal 2024, net cash used in investing activities was $71.0 million compared to $92.7 million for the first half of fiscal 2023, and was primarily attributable to purchases of property and equipment related to technology, supply chain enhancements and store construction.

Cash Flows from Financing Activities
For the first half of fiscal 2024, net cash used in financing activities was $398.2 million compared to $476.6 million for the first half of fiscal 2023, primarily driven by repurchases of common stock, payment of dividends and tax withholdings remittance related to stock-based awards. Net cash used in financing activities for the first half of fiscal 2024 decreased compared to the first half of fiscal 2023, primarily due to a decrease in repurchases of common stock, partially offset by higher tax withholdings remittance related to stock-based awards.
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
CRITICAL ACCOUNTING ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the second quarter of fiscal 2024, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024.

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
Interest Rate Risk
Our Revolver has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the second quarter of fiscal 2024, we had no borrowings under our Revolver.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of July 28, 2024, our investments, made primarily in interest-bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from suppliers outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us during the second quarter of fiscal 2024 or the second quarter of fiscal 2023. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our suppliers in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the second quarter of fiscal 2024 or the second quarter of fiscal 2023, we have continued to see volatility in the exchange rates in the countries in which we do business. Additionally, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current Condensed Consolidated Financial Statements. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we may hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies.
Inflation
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain and other disruptions caused by the pandemic and the uncertain economic environment. We believe the effects of inflation, if any, on our financial statements and results of operations have been immaterial to date. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by the heightened levels of inflation experienced globally during the second quarter of fiscal 2024 and the second quarter of fiscal 2023. Global trends, including inflationary pressures, are weakening customer sentiment, negatively impacting consumer spending behavior and slowing down consumer demand for our products. However, our unique operating model and pricing power helped mitigate these increased costs during the second quarter of fiscal 2024 and the second quarter of fiscal 2023. Our inability or failure to offset the impact of inflation could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of July 28, 2024, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information as of July 28, 2024 with respect to shares of common stock we repurchased during the second quarter of fiscal 2024. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Fiscal Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program [1]	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 29, 2024 - May 26, 2024	250,354	$139.89	250,354	$921,197,000
May 27, 2024 - June 23, 2024	80,982	$139.84	80,982	$909,873,000
June 24, 2024 - July 28, 2024	590,130	$141.45	590,130	$826,397,000
Total	921,466	$140.89	921,466	$826,397,000
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the second quarter of fiscal 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit Number	Exhibit Description

3.1*	Amended and Restated Certificate of Incorporation and Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Williams-Sonoma, Inc., effective May 29, 2024

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: August 23, 2024