Form 10-Q
period 2024-10-27
WILLIAMS SONOMA INC
filed 2024-11-22
CIK 719955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2024.
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
94-2203880
(I.R.S. Employer
Identification No.)
94109
(Zip Code)
(415) 421-7900
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	WSM	New York Stock Exchange, Inc.
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
Yes ☐ No ☒
As of November 17, 2024, 123,099,943 shares of the registrant’s Common Stock were outstanding.

WILLIAMS-SONOMA, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 27, 2024

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
(In thousands, except per share amounts)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net revenues	$1,800,668	$1,853,650	$5,249,323	$5,471,715
Cost of goods sold	958,953	1,031,290	2,778,767	3,216,729
Gross profit	841,715	822,360	2,470,556	2,254,986
Selling, general and administrative expenses	521,072	507,283	1,536,169	1,468,884
Operating income	320,643	315,077	934,387	786,102
Interest income, net	11,802	7,182	43,063	16,015
Earnings before income taxes	332,445	322,259	977,450	802,117
Income taxes	83,492	84,974	237,086	206,794
Net earnings	$248,953	$237,285	$740,364	$595,323
Basic earnings per share	$1.99	$1.85	$5.81	$4.60
Diluted earnings per share	$1.96	$1.83	$5.74	$4.56
Shares used in calculation of earnings per share:
Basic	125,333	128,285	127,334	129,436
Diluted	126,892	129,549	129,019	130,596

See Notes to Condensed Consolidated Financial Statements.
WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
(In thousands)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net earnings	$248,953	$237,285	$740,364	$595,323
Other comprehensive income (loss):
Foreign currency translation adjustments	(13)	(4,028)	(1,404)	(4,062)
Change in fair value of derivative financial instruments, net of tax of $0, $27, $0, and $57.	—	78	1	163
Reclassification adjustment for realized gains (losses) on derivative financial instruments, net of tax of $0, $40, $(33), and $316.	—	(114)	94	(896)
Comprehensive income	$248,940	$233,221	$739,055	$590,528

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except per share amounts)	October 27, 2024	January 28, 2024	October 29, 2023
ASSETS
Current assets
Cash and cash equivalents	$826,784	$1,262,007	$698,807
Accounts receivable, net	105,620	122,914	124,238
Merchandise inventories, net	1,450,135	1,246,369	1,396,864
Prepaid expenses	84,810	59,466	100,045
Other current assets	19,432	29,041	27,381
Total current assets	2,486,781	2,719,797	2,347,335
Property and equipment, net	1,019,874	1,013,189	1,026,819
Operating lease right-of-use assets	1,147,673	1,229,650	1,235,425
Deferred income taxes, net	109,444	110,656	76,272
Goodwill	77,301	77,306	77,279
Other long-term assets, net	127,267	122,950	120,639
Total assets	$4,968,340	$5,273,548	$4,883,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$665,803	$607,877	$675,505
Accrued expenses	235,146	264,306	203,958
Gift card and other deferred revenue	583,022	573,904	528,403
Income taxes payable	28,400	96,554	53,139
Operating lease liabilities	231,667	234,517	231,236
Other current liabilities	101,272	103,157	96,745
Total current liabilities	1,845,310	1,880,315	1,788,986
Long-term operating lease liabilities	1,083,809	1,156,104	1,163,631
Other long-term liabilities	132,612	109,268	117,918
Total liabilities	3,061,731	3,145,687	3,070,535
Commitments and contingencies – See Note F
Stockholders’ equity
Preferred stock: $0.01 par value; 7,500 shares authorized; none issued	—	—	—
Common stock: $0.01 par value; 253,125 shares authorized; 123,876, 128,301 and 128,270 shares issued and outstanding at October 27, 2024, January 28, 2024 and October 29, 2023, respectively	1,239	1,284	1,283
Additional paid-in capital	545,205	587,960	571,765
Retained earnings	1,377,461	1,555,595	1,260,216
Accumulated other comprehensive loss	(16,861)	(15,552)	(18,604)
Treasury stock, at cost: 4, 6 and 6 shares as of October 27, 2024, January 28, 2024 and October 29, 2023, respectively	(435)	(1,426)	(1,426)
Total stockholders’ equity	1,906,609	2,127,861	1,813,234
Total liabilities and stockholders’ equity	$4,968,340	$5,273,548	$4,883,769

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 28, 2024	128,301	$1,284	$587,960	$1,555,595	$(15,552)	$(1,426)	$2,127,861
Net earnings	—	—	—	265,666	—	—	265,666
Foreign currency translation adjustments	—	—	—	—	(1,342)	—	(1,342)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1	—	1
Release of stock-based awards [1]	687	6	(86,787)	—	—	(227)	(87,008)
Repurchases of common stock	(313)	(2)	(957)	(42,822)	—	—	(43,781)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(1,218)	—	—	1,218	—
Stock-based compensation expense	—	—	22,191	—	—	—	22,191
Dividends declared	—	—	—	(74,030)	—	—	(74,030)
Balance at April 28, 2024	128,675	$1,288	$521,189	$1,704,409	$(16,893)	$(435)	$2,209,558
Net earnings	—	—	—	225,745	—	—	225,745
Foreign currency translation adjustments	—	—	—	—	(49)	—	(49)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	94	—	94
Release of stock-based awards [1]	35	—	(1,842)	—	—	—	(1,842)
Repurchases of common stock [2]	(922)	(10)	(2,808)	(127,700)	—	—	(130,518)
Stock-based compensation expense	—	—	21,633	—	—	—	21,633
Dividends declared	—	—	—	(74,391)	—	—	(74,391)
Balance at July 28, 2024	127,788	$1,278	$538,172	$1,728,063	$(16,848)	$(435)	$2,250,230
Net earnings	—	—	—	248,953	—	—	248,953
Foreign currency translation adjustments	—	—	—	—	(13)	—	(13)
Release of stock-based awards [1]	17	—	(1,883)	—	—	—	(1,883)
Repurchases of common stock [2]	(3,929)	(39)	(12,155)	(526,955)	—	—	(539,149)
Stock-based compensation expense	—	—	21,071	—	—	—	21,071
Dividends declared	—	—	—	(72,600)	—	—	(72,600)
Balance at October 27, 2024	123,876	$1,239	$545,205	$1,377,461	$(16,861)	$(435)	$1,906,609
1Amounts are shown net of shares withheld for employee taxes.
2Repurchases of common stock include accrued excise taxes of $6.0 million as of October 27, 2024, which is recorded in retained earnings.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at January 29, 2023	132,453	$1,325	$572,455	$1,141,819	$(13,809)	$(739)	$1,701,051
Net earnings	—	—	—	156,531	—	—	156,531
Foreign currency translation adjustments	—	—	—	—	(2,205)	—	(2,205)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	242	—	242
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(486)	—	(486)
Release of stock-based awards [1]	996	10	(49,327)	—	—	(201)	(49,518)
Repurchases of common stock [2]	(5,005)	(50)	(14,778)	(286,573)	—	(1,000)	(302,401)
Reissuance of treasury stock under stock-based compensation plans [1]	—	—	(334)	(180)	—	514	—
Stock-based compensation expense	—	—	23,282	—	—	—	23,282
Dividends declared	—	—	—	(59,671)	—	—	(59,671)
Balance at April 30, 2023	128,444	$1,285	$531,298	$951,926	$(16,258)	$(1,426)	$1,466,825
Net earnings	—	—	—	201,507	—	—	201,507
Foreign currency translation adjustments	—	—	—	—	2,171	—	2,171
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(157)	—	(157)
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(296)	—	(296)
Release of stock-based awards [1]	25	—	(432)	—	—	—	(432)
Repurchases of common stock [2]	(180)	(2)	(547)	(9,547)	—	—	(10,096)
Stock-based compensation expense	—	—	20,547	—	—	—	20,547
Dividends declared	—	—	—	(59,114)	—	—	(59,114)
Balance at July 30, 2023	128,289	$1,283	$550,866	$1,084,772	$(14,540)	$(1,426)	$1,620,955
Net earnings	—	—	—	237,285	—	—	237,285
Foreign currency translation adjustments	—	—	—	—	(4,028)	—	(4,028)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	78	—	78
Reclassification adjustment for realized (gain) loss on derivative financial instruments, net of tax	—	—	—	—	(114)	—	(114)
Release of stock-based awards [1]	24	—	(1,159)	—	—	—	(1,159)
Repurchases of common stock [2]	(43)	—	(131)	(2,883)	—	—	(3,014)
Stock-based compensation expense	—	—	22,189	—	—	—	22,189
Dividends declared	—	—	—	(58,958)	—	—	(58,958)
Balance at October 29, 2023	128,270	$1,283	$571,765	$1,260,216	$(18,604)	$(1,426)	$1,813,234

1Amounts are shown net of shares withheld for employee taxes.
2Repurchases of common stock include accrued excise taxes of $2.5 million as of October 29, 2023, which is recorded in retained earnings.
See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirty-nine Weeks Ended
(In thousands)	October 27, 2024	October 29, 2023
Cash flows from operating activities:
Net earnings	$740,364	$595,323
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	171,657	166,027
Loss on disposal/impairment of assets	4,494	19,143
Non-cash lease expense	192,501	186,764
Deferred income taxes	(9,003)	(7,993)
Tax benefit related to stock-based awards	10,472	12,455
Stock-based compensation expense	66,061	66,435
Other	(2,205)	(2,411)
Changes in:
Accounts receivable	17,287	(8,928)
Merchandise inventories	(203,937)	56,770
Prepaid expenses and other assets	(21,393)	(35,857)
Accounts payable	37,239	164,958
Accrued expenses and other liabilities	(17,060)	(48,978)
Gift card and other deferred revenue	9,367	49,878
Operating lease liabilities	(200,947)	(200,168)
Income taxes payable	(68,154)	(8,005)
Net cash provided by operating activities	726,743	1,005,413
Cash flows from investing activities:
Purchases of property and equipment	(154,354)	(134,830)
Other	360	402
Net cash used in investing activities	(153,994)	(134,428)
Cash flows from financing activities:
Repurchases of common stock	(707,477)	(313,001)
Payment of dividends	(208,861)	(174,571)
Tax withholdings related to stock-based awards	(90,733)	(51,108)
Net cash used in financing activities	(1,007,071)	(538,680)
Effect of exchange rates on cash and cash equivalents	(901)	(842)
Net (decrease) increase in cash and cash equivalents	(435,223)	331,463
Cash and cash equivalents at beginning of period	1,262,007	367,344
Cash and cash equivalents at end of period	$826,784	$698,807

See Notes to Condensed Consolidated Financial Statements.

WILLIAMS-SONOMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A. FINANCIAL STATEMENTS - BASIS OF PRESENTATION
These financial statements include Williams-Sonoma, Inc. and its wholly owned subsidiaries ("Company," “we,” “us” or “our”). The Condensed Consolidated Balance Sheets as of October 27, 2024, January 28, 2024 and October 29, 2023, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen and thirty-nine weeks then ended and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks then ended, have been prepared by us, and have not been audited. In our opinion, the financial statements include all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. Intercompany transactions and accounts have been eliminated in our consolidation. The balance sheet as of January 28, 2024, presented herein, has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024.
The Company's fiscal year ends on the Sunday closest to January 31. All references to "fiscal 2024" represent the 53-week fiscal year that will end on February 2, 2025 and to "fiscal 2023" represent the 52-week fiscal year that ended January 28, 2024.
The results of operations for the thirteen and thirty-nine weeks ended October 27, 2024 are not necessarily indicative of the operating results of the full year.
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
Out-of-Period Adjustment
Subsequent to the filing of our Form 10-K, in April 2024, the Company determined that it over-recognized freight expense in fiscal years 2021, 2022 and 2023 for a cumulative amount of $49.0 million. The Company evaluated the error, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. The Company then evaluated whether the cumulative amount of the over-accrual was material to its projected fiscal 2024 results, and determined the cumulative amount was not material. Therefore, the Condensed Consolidated Financial Statements for the thirty-nine weeks ended October 27, 2024 include an out-of-period adjustment of $49.0 million, recorded in the first quarter of fiscal 2024, to reduce cost of goods sold and accounts payable, which corrected the cumulative error on the Consolidated Balance Sheet as of January 28, 2024.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently assessing the impact of this ASU on our Consolidated Financial Statements and related disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation, and depreciation and amortization. This ASU is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures.
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
During the thirteen and thirty-nine weeks ended October 27, 2024 and October 29, 2023, we had no borrowings under our Revolver. Additionally, as of October 27, 2024, issued but undrawn standby letters of credit of $12.1 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs. Our Revolver matures on September 30, 2026, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be cash collateralized. We may elect to extend the maturity date, subject to lender approval.
The interest rate applicable to the Revolver is variable and may be elected by us as: (i) the Secured Overnight Financing Rate ("SOFR") plus 10 basis points and an applicable margin based on our leverage ratio, ranging from 0.91% to 1.775% or (ii) a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio, ranging from 0% to 0.775%.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of October 27, 2024, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of October 27, 2024, the aggregate amount outstanding under our letter of credit facilities was $0.8 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 16, 2024, we renewed two of our letter of credit facilities totaling $30 million on substantially similar terms. The two letter of credit facilities mature on August 18, 2025, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2026. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.
NOTE C. STOCK-BASED COMPENSATION
Equity Award Programs
Our Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”) provides for grants of incentive stock options, nonqualified stock options, stock-settled stock appreciation rights, restricted stock awards, restricted stock units (including those that are performance-based), deferred stock awards (collectively, “stock awards”) and dividend equivalents up to an aggregate of 85.4 million shares. As of October 27, 2024, there were approximately 9.4 million shares available for future grant. Awards may be granted under our Plan to officers, associates and non-associate members of the Board of Directors of the Company (the “Board”) or any parent or subsidiary. Shares issued as a result of award exercises or releases are primarily funded with the issuance of new shares.

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
Stock-Based Compensation Expense
During the thirteen and thirty-nine weeks ended October 27, 2024, we recognized total stock-based compensation expense, as a component of selling, general and administrative expenses ("SG&A") of $21.3 million and $66.1 million, respectively. During the thirteen and thirty-nine weeks ended October 29, 2023, we recognized total stock-based compensation expense, as a component of SG&A of $22.2 million and $66.4 million, respectively.
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
The following is a reconciliation of net earnings and the number of shares used in the basic and diluted earnings per share computations:

(In thousands, except per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
Thirteen weeks ended October 27, 2024
Basic	$248,953	125,333	$1.99
Effect of dilutive stock-based awards		1,559
Diluted	$248,953	126,892	$1.96
Thirteen weeks ended October 29, 2023
Basic	$237,285	128,285	$1.85
Effect of dilutive stock-based awards		1,264
Diluted	$237,285	129,549	$1.83
Thirty-nine weeks ended October 27, 2024
Basic	$740,364	127,334	$5.81
Effect of dilutive stock-based awards		1,685
Diluted	$740,364	129,019	$5.74
Thirty-nine weeks ended October 29, 2023
Basic	$595,323	129,436	$4.60
Effect of dilutive stock-based awards		1,160
Diluted	$595,323	130,596	$4.56
The effect of anti-dilutive stock-based awards was not material for the thirteen and thirty-nine weeks ended October 27, 2024 and October 29, 2023, respectively.

NOTE E. SEGMENT REPORTING
We identify our operating segments according to how our business activities are managed and evaluated. Each of our brands are operating segments. Because they share similar economic and other qualitative characteristics, we have aggregated our operating segments into a single reportable segment.
The following table summarizes our net revenues by brand for the thirteen and thirty-nine weeks ended October 27, 2024 and October 29, 2023.

	For the Thirteen Weeks Ended [1]		For the Thirty-nine Weeks Ended [1]
(In thousands)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Pottery Barn	$718,240	$777,475	$2,120,898	$2,331,497
West Elm	450,490	466,360	1,339,578	1,402,859
Williams Sonoma	252,125	252,408	730,231	736,342
Pottery Barn Kids and Teen	287,259	276,715	768,469	748,923
Other [2]	92,554	80,692	290,147	252,094
Total [3]	$1,800,668	$1,853,650	$5,249,323	$5,471,715
1Includes business-to-business net revenues within each brand.
2Primarily consists of net revenues from Rejuvenation, our international franchise operations, Mark and Graham, and GreenRow.
3Includes net revenues related to our international operations (including our operations in Canada, Australia, the United Kingdom, and our franchise businesses) of approximately $76.8 million and $72.5 million for the thirteen weeks ended October 27, 2024 and October 29, 2023, respectively, and approximately $229.3 million and $225.3 million for the thirty-nine weeks ended October 27, 2024 and October 29, 2023, respectively.

Long-lived assets by geographic location, which excludes deferred income taxes, goodwill, and intangible assets, are as follows:

	As of
(In thousands)	October 27, 2024	January 28, 2024	October 29, 2023
U.S.	$2,212,022	$2,273,905	$2,285,829
International	70,569	79,720	85,256
Total	$2,282,591	$2,353,625	$2,371,085
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
NOTE G. STOCK REPURCHASE PROGRAMS AND DIVIDENDS
Stock Repurchase Programs
During the thirteen weeks ended October 27, 2024, we repurchased 3,929,491 shares of our common stock at an average cost of $135.86 per share for an aggregate cost of $533.9 million, excluding excise taxes on stock repurchases (net of issuances) of $5.3 million. During the thirty-nine weeks ended October 27, 2024, we repurchased 5,164,755 shares of our common stock at an average cost of $136.98 per share for an aggregate cost of $707.5 million, excluding excise taxes on stock repurchases (net of issuances) of $6.0 million. As of October 27, 2024, there was $292.5 million remaining under the $1.0 billion stock repurchase program we announced in March 2024. In September 2024, our Board of Directors authorized a new $1.0 billion stock repurchase program. The total stock repurchase authorization remaining under these programs was approximately $1.3 billion.

During the thirteen weeks ended October 29, 2023, we repurchased 42,868 shares of our common stock at an average cost of $70.00 per share for an aggregate cost of $3.0 million, excluding excise taxes on stock repurchases (net of issuances). During the thirty-nine weeks ended October 29, 2023, we repurchased 5,243,722 shares of our common stock at an average cost of $59.69 per share for an aggregate cost of $313.0 million, excluding excise taxes on stock repurchases (net of issuances) of $2.5 million.
As of October 27, 2024, January 28, 2024 and October 29, 2023, we held treasury stock of $0.4 million, $1.4 million and $1.4 million, respectively, that represents the cost of shares available for issuance intended to satisfy future stock-based award settlements in certain foreign jurisdictions.
Stock repurchases under our programs may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.
Dividends
On July 9, 2024, the Company effected a 2-for-1 stock split of its common stock through a stock dividend. The prior cash dividends per share have been retroactively adjusted to reflect the stock split. See Note A for further information.
We declared cash dividends of $0.57 and $0.45 per common share during the thirteen weeks ended October 27, 2024 and October 29, 2023, respectively.
We declared cash dividends of $1.71 and $1.35 during the thirty-nine weeks ended October 27, 2024 and October 29, 2023. Our quarterly cash dividend may be limited or terminated at any time.

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
During the thirteen weeks ended October 27, 2024, we recognized impairment charges of $1.6 million, which consisted of (i) the write-off of property and equipment of $1.0 million and (ii) the write-down of operating lease right-of-use-assets of $0.6 million, for one underperforming store. During the thirty-nine weeks ended October 27, 2024, we recognized impairment charges of $2.9 million, which consisted of (i) the write-down of operating lease right-of-use-assets of $1.6 million for four underperforming stores and (ii) the write-off of property and equipment of $1.3 million for two underperforming stores.
During the thirteen weeks ended October 29, 2023, we recognized impairment charges of $1.6 million, which consisted of (i) the write-down of leasehold improvements of $1.1 million for four underperforming stores and (ii) the write-down of operating lease right-of-use-assets of $0.5 million. During the thirty-nine weeks ended October 29, 2023, we recognized impairment charges of $13.0 million, which consisted of (i) the write-down of leasehold improvements of $4.9 million for eight underperforming stores, (ii) the write-down of operating lease right-of-use-assets of $4.4 million, and (iii) the write-off of property and equipment of $3.7 million resulting from the exit of Aperture, a division of our Outward, Inc. subsidiary.
There were no transfers in and out of Level 3 categories during the thirteen and thirty-nine weeks ended October 27, 2024 and October 29, 2023.

NOTE I. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In thousands)	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 28, 2024	$(15,457)	$(95)	$(15,552)
Foreign currency translation adjustments	(1,342)	—	(1,342)
Change in fair value of derivative financial instruments	—	1	1
Other comprehensive income (loss)	(1,342)	1	(1,341)
Balance at April 28, 2024	$(16,799)	$(94)	$(16,893)
Foreign currency translation adjustments	(49)	—	(49)
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	94	94
Other comprehensive income (loss)	(49)	94	45
Balance at July 28, 2024	$(16,848)	$—	$(16,848)
Foreign currency translation adjustments	(13)	—	(13)
Other comprehensive income (loss)	(13)	—	(13)
Balance at October 27, 2024	$(16,861)	$—	$(16,861)

Balance at January 29, 2023	$(14,458)	$649	$(13,809)
Foreign currency translation adjustments	(2,205)	—	(2,205)
Change in fair value of derivative financial instruments	—	242	242
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	(486)	(486)
Other comprehensive income (loss)	(2,205)	(244)	(2,449)
Balance at April 30, 2023	$(16,663)	$405	$(16,258)
Foreign currency translation adjustments	2,171	—	2,171
Change in fair value of derivative financial instruments	—	(157)	(157)
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	(296)	(296)
Other comprehensive income (loss)	2,171	(453)	1,718
Balance at July 30, 2023	$(14,492)	$(48)	$(14,540)
Foreign currency translation adjustments	(4,028)	—	(4,028)
Change in fair value of derivative financial instruments	—	78	78
Reclassification adjustment for realized (gain) loss on derivative financial instruments	—	(114)	(114)
Other comprehensive income (loss)	(4,028)	(36)	(4,064)
Balance at October 29, 2023	$(18,520)	$(84)	$(18,604)

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
Revenue from the sale of merchandise is reported net of sales returns. We estimate future returns based on historical return trends together with current product sales performance. As of October 27, 2024, January 28, 2024 and October 29, 2023, we recorded a liability for expected sales returns of approximately $29.2 million, $52.4 million and $47.1 million, respectively, within other current liabilities and a corresponding asset for the expected net realizable value of the merchandise inventory to be returned of approximately $7.2 million, $16.3 million and $14.9 million, respectively, within other current assets in our Condensed Consolidated Balance Sheets.
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
As of October 27, 2024, January 28, 2024 and October 29, 2023, we had recorded $583.0 million, $573.9 million and $528.4 million, respectively, for gift card and other deferred revenue within current liabilities in our Condensed Consolidated Balance Sheets. The increase in our gift card and other deferred revenue balance as of October 27, 2024 compared to October 29, 2023 was primarily due to advance payments collected on certain product categories.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to: continuing changes in general economic, political, competitive and other conditions beyond our control, and the impact on consumer confidence and consumer spending; the continuing impact of inflation and measures to control inflation, including changing interest rates, on consumer spending; the impact of current and potential future tariffs and our ability to mitigate impacts; the outcome of our growth initiatives; our ability to anticipate consumer preferences and buying trends; dependence on timely introduction and customer acceptance of our merchandise; our ability to introduce and grow new brands and brand extensions; delays in store openings; competition from companies with concepts or products similar to ours; labor and material shortages; timely and effective sourcing of merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers; effective inventory management; our ability to manage customer returns; uncertainties in e-marketing, infrastructure and regulation; multi-channel and multi-brand complexities; challenges associated with our increasing global presence; the continuing impact of global conflicts, such as the conflicts in Ukraine and the Middle East, and shortages of various raw materials on our global supply chain, retail store operations and customer demand; dependence on external funding sources for operating capital; disruptions in the financial markets; our ability to control employment, occupancy, supply chain, product, transportation and other operating costs; our ability to improve our systems and processes; changes to our information technology infrastructure; new interpretations of or changes to current accounting rules; impact of actual and potential wars, conflicts or acts of terrorism; the potential for increased corporate income taxes; and other risks and uncertainties, as well as statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this document and our Annual Report on Form 10-K for the fiscal year ended January 28, 2024, and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.
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
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the thirteen weeks ended October 27, 2024 (“third quarter of fiscal 2024”), as compared to the thirteen weeks ended October 29, 2023 (“third quarter of fiscal 2023”) and thirty-nine weeks ended October 27, 2024 ("first thirty-nine weeks of fiscal 2024"), as compared to the thirty-nine weeks ended October 29, 2023 ("first thirty-nine weeks of fiscal 2023"), should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto. All explanations of changes in operational results are discussed in order of magnitude.
Third Quarter of Fiscal 2024 Financial Results
Net revenues in the third quarter of fiscal 2024 decreased $53.0 million or 2.9%, with company comparable brand revenue ("company comp") decline of 2.9%. This decrease was driven by continuing customer hesitancy towards furniture purchases, partially offset by strength in our emerging brands and our children's home furnishings business.
In the third quarter of fiscal 2024, Pottery Barn, our largest brand, saw 7.5% comparable brand revenue ("brand comp") decline driven by reduced furniture sales, partially offset by relative strength from our decorating, entertaining, and seasonal holiday categories. The Pottery Barn Kids and Teen brands saw 3.8% brand comp growth in the third quarter of fiscal 2024 driven by strength in decor, seasonal products, textiles and collaborations.

West Elm saw 3.5% brand comp decline in the third quarter of fiscal 2024, driven by the continuing impacts of the customer pull back in furniture as a result of the brand's high percentage of its assortment in the furniture category, partially offset by strength from new product introductions across categories including textiles, kids and furniture.
The Williams Sonoma brand saw 0.1% brand comp decline in the third quarter of fiscal 2024 with strength in the brand's kitchen business driven by high ticket electrics and tabletop.
For the third quarter of fiscal 2024, diluted earnings per share was $1.96, compared to $1.83 in the third quarter of fiscal 2023.
As of October 27, 2024, we had $827 million in cash and cash equivalents and generated operating cash flow of $726.7 million in the first thirty-nine weeks of fiscal 2024. In addition to our cash balance, we also ended the third quarter of fiscal 2024 with no outstanding borrowings under our revolving line of credit. Our liquidity position allowed us to fund the operations of the business by investing $154.4 million in capital expenditures in the first thirty-nine weeks of fiscal 2024, and to provide stockholder returns of $916.3 million in the first thirty-nine weeks of fiscal 2024 through stock repurchases and dividends.
Out-of-Period Adjustment
Subsequent to the filing of our Form 10-K, in April 2024, the Company determined that it over-recognized freight expense in fiscal years 2021, 2022 and 2023 for a cumulative amount of $49.0 million. The Company evaluated the error, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. The Company then evaluated whether the cumulative amount of the over-accrual was material to its projected fiscal 2024 results, and determined the cumulative amount was not material. Therefore, the Condensed Consolidated Financial Statements for the thirty-nine weeks ended October 27, 2024 include an out-of-period adjustment of $49.0 million, recorded in the first quarter of fiscal 2024, to reduce cost of goods sold and accounts payable, which corrected the cumulative error on the Consolidated Balance Sheet as of January 28, 2024.
Looking Ahead
As we look forward to the balance of the year, we are focused on three key priorities, which include (i) returning to growth, (ii) elevating our world-class customer service and (iii) driving earnings. We believe these key priorities will set us apart from our competition and allow us to drive long-term growth and profitability. We believe we have a powerful portfolio of brands, serving a range of categories, aesthetics, and life stages and we have built a strong omni-channel platform and infrastructure, which will position us well for the next stage of growth. However, the uncertain macroeconomic environment with the slow housing market, elevated interest rates, layoffs, inflationary pressure, political uncertainty and global geopolitical tension may continue to impact our results. For information on risks, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2024.
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
Third Quarter of Fiscal 2024 vs. Third Quarter of Fiscal 2023
Net revenues in the third quarter of fiscal 2024 decreased $53.0 million or 2.9%, with company comp decline of 2.9%. This decrease was driven by continuing customer hesitancy towards furniture purchases, partially offset by strength in our emerging brands and our children's home furnishings business.
First Thirty-nine Weeks of Fiscal 2024 vs. First Thirty-nine Weeks of Fiscal 2023
Net revenues for the first thirty-nine weeks of fiscal 2024 decreased by $222.4 million, or 4.1%, with company comp decline of 3.7%. This was driven by continuing customer hesitancy towards furniture purchases, partially offset by strength in our emerging brands and children's home furnishings.

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

	For the Thirteen Weeks Ended [1]		For the Thirty-nine Weeks Ended [1]
Comparable brand revenue growth (decline)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Pottery Barn	(7.5)%	(16.6)%	(8.4)%	(9.7)%
West Elm	(3.5)	(22.4)	(4.1)	(19.8)
Williams Sonoma	(0.1)	(1.9)	0.0	(2.3)
Pottery Barn Kids and Teen	3.8	(6.9)	2.7	(6.7)
Total [2]	(2.9)%	(14.6)%	(3.7)%	(11.1)%
1 Comparable brand revenue includes business-to-business revenues within each brand.
2 Total comparable brand revenue growth includes the results of Rejuvenation, Mark and Graham, and GreenRow.
STORE DATA

	Store Count					Average Leased Square Footage Per Store
	July 28, 2024	Openings	Closings	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Pottery Barn	185	2	(1)	186	191	15,000	15,000
Williams Sonoma	158	2	—	160	163	6,900	6,900
West Elm	122	—	—	122	123	13,200	13,200
Pottery Barn Kids	45	1	—	46	46	7,800	7,800
Rejuvenation	11	—	—	11	10	8,100	8,200
Total	521	5	(1)	525	533	11,400	11,400
Store selling square footage at period-end						3,886,000	3,905,000
Store leased square footage at period-end						5,972,000	6,061,000

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

	For the Thirteen Weeks Ended
(In thousands)	October 27, 2024	% Net Revenues	October 29, 2023	% Net Revenues	October 30, 2022	% Net Revenues
Gross profit [1]	$841,715	46.7%	$822,360	44.4%	$910,526	41.5%
1Includes occupancy expenses of $195.0 million, $200.4 million and $202.3 million for the third quarter of fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Third Quarter of Fiscal 2024 vs. Third Quarter of Fiscal 2023
Gross profit increased $19.4 million, or 2.4%, compared to the third quarter of fiscal 2023. Gross margin increased to 46.7% from 44.4% in the third quarter of fiscal 2023. The increase in gross margin of 230 basis points was driven by (i) higher merchandise margins of 130 basis points and (ii) supply chain efficiencies of 100 basis points, including reductions in returns, replacements, accommodations and damages as well as limiting out-of-market and multiple shipments. Occupancy rate was flat compared to the third quarter of fiscal 2023.
Third Quarter of Fiscal 2023 vs. Third Quarter of Fiscal 2022
Gross profit decreased $88.2 million or 9.7%, compared to the third quarter of fiscal 2022. Gross margin increased to 44.4% from 41.5% in the third quarter of fiscal 2022. The increase in gross margin of 290 basis points was primarily driven by (i) improvement in input costs resulting from lower ocean freight, detention and demurrage, (ii) lower customer shipping and other inventory costs, including reductions in out-of-market shipments, multiple shipments, returns, replacements, damages, and accommodations and (iii) higher pricing power of our proprietary products and our focus on full-price selling, partially offset by (iv) deleveraged occupancy costs resulting from lower revenues.

	For the Thirty-nine Weeks Ended
(In thousands)	October 27, 2024	% Net Revenues	October 29, 2023	% Net Revenues	October 30, 2022	% Net Revenues
Gross profit [1]	$2,470,556	47.1%	$2,254,986	41.2%	$2,667,883	42.9%
1Includes occupancy expenses of $588.3 million, $606.3 million and $581.7 million for the first thirty-nine weeks of fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
First Thirty-nine Weeks of Fiscal 2024 vs. First Thirty-nine Weeks of Fiscal 2023
Gross profit increased $215.6 million, or 9.6%, compared to the first thirty-nine weeks of fiscal 2023. Gross margin increased to 47.1% from 41.2% for the first thirty-nine weeks of fiscal 2023. This increase in gross margin of 590 basis points was driven by (i) higher merchandise margins of 330 basis points, (ii) supply chain efficiencies of 170 basis points, including reductions in returns, replacements, accommodations and damages as well as limiting out-of-market and multiple shipments, and (iii) an out-of-period freight adjustment of 100 basis points, partially offset by (iv) the deleverage of occupancy costs of 10 basis points resulting from lower sales.
First Thirty-nine Weeks of Fiscal 2023 vs. First Thirty-nine Weeks of Fiscal 2022
Gross profit decreased $412.9 million, or 15.5%, compared to the first thirty-nine weeks of fiscal 2022. Gross margin decreased to 41.2% from 42.9% for the first thirty-nine weeks of fiscal 2022. The decline in gross margin of 170 basis points was primarily driven by (i) higher input costs resulting from ocean freight, detention and demurrage in the first half of fiscal 2023, which improved in the third quarter of fiscal 2023 and (ii) higher occupancy costs resulting from incremental costs from our new distribution centers on the East and West Coasts to support our long-term growth, partially offset by (iii) higher pricing power of our proprietary products and our focus on full-price selling.

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

	For the Thirteen Weeks Ended				For the Thirty-nine Weeks Ended
(In thousands)	October 27, 2024	% Net Revenues	October 29, 2023	% Net Revenues	October 27, 2024	% Net Revenues	October 29, 2023	% Net Revenues
Selling, general and administrative expenses	$521,072	28.9%	$507,283	27.4%	$1,536,169	29.3%	$1,468,884	26.8%
Third Quarter of Fiscal 2024 vs. Third Quarter of Fiscal 2023
SG&A increased $13.8 million, or 2.7%, compared to the third quarter of fiscal 2023. SG&A as a percentage of net revenues increased to 28.9% from 27.4% in the third quarter of fiscal 2023. This increase of 150 basis points was primarily driven by (i) an increase in employment expense of 160 basis points due to higher performance-based incentive compensation and employee benefits costs and (ii) an increase in advertising expenses of 20 basis points; partially offset by (iii) lower general expenses of 30 basis points from timing of administrative expenses.
First Thirty-nine Weeks of Fiscal 2024 vs. First Thirty-nine Weeks of Fiscal 2023
SG&A increased $67.3 million, or 4.6%, compared to the first thirty-nine weeks of fiscal 2023. SG&A as a percentage of net revenues increased to 29.3% from 26.8% for the first thirty-nine weeks of fiscal 2023. This increase of 250 basis points was primarily driven by (i) an increase in employment expense of 150 basis points due to higher performance-based incentive compensation, which does not include a benefit from the out-of-period freight adjustment and (ii) an increase in advertising expenses of 110 basis points, partially offset by (iii) exit costs of $15.8 million and reduction-in-force initiatives of $8.3 million recorded in the first thirty-nine weeks of fiscal 2023 which did not recur in the first thirty-nine weeks of fiscal 2024.
INCOME TAXES
The effective tax rate was 24.3% for the first thirty-nine weeks of fiscal 2024, and 25.8% for the first thirty-nine weeks of fiscal 2023. The decrease in the effective tax rate was primarily due to (i) higher excess tax benefit from stock-based compensation in first thirty-nine weeks of fiscal 2024 and (ii) the tax effect of earnings mix change, partially offset by (iii) the expiration of the statutes of limitations related to uncertain tax positions in fiscal 2023.
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
In the regions in which we operate, Canada, United Kingdom, Netherlands, Italy and Vietnam have implemented Pillar Two frameworks effective January 1, 2024. The Company's subsidiaries are not subject to Pillar Two minimum tax in the first thirty-nine weeks of fiscal 2024 under the Safe Harbor rules.
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
Stock Repurchase Programs and Dividends
See Note G to our Condensed Consolidated Financial Statements, Stock Repurchase Programs and Dividends, within Item 1 of this Quarterly Report on Form 10-Q for further information.

Liquidity Outlook
For the remainder of fiscal 2024, we plan to use our cash resources to fund our inventory and inventory-related purchases, employment-related costs, advertising and marketing initiatives, stock repurchases, property and equipment purchases, dividend payments, rental payments on our leases and the payment of income taxes.
We believe our cash on hand, cash flows from operations and our available credit facilities will provide adequate liquidity for our business operations as well as stock repurchases, dividends, capital expenditures and other liquidity requirements associated with our business operations over the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months.
Sources of Liquidity
As of October 27, 2024, we held $826.8 million in cash and cash equivalents, the majority of which was held in interest-bearing demand deposit accounts and money market funds, and of which $82.7 million was held by our international subsidiaries. As is consistent within our industry, our cash balances are seasonal in nature, with the fourth quarter historically representing a significantly higher level of cash than other periods.
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
During the thirteen and thirty-nine weeks ended October 27, 2024 and October 29, 2023, we had no borrowings under our Revolver. Additionally, as of October 27, 2024, issued but undrawn standby letters of credit of $12.1 million were outstanding under our Revolver. The standby letters of credit were primarily issued to secure the liabilities associated with workers’ compensation and other insurance programs.
Our Credit Facility contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio (funded debt adjusted for operating lease liabilities to earnings before interest, income tax, depreciation, amortization and rent expense), and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of October 27, 2024, we were in compliance with our financial covenants under our Credit Facility and, based on our current projections, we expect to remain in compliance throughout the next 12 months.
Letter of Credit Facilities
We have three unsecured letter of credit facilities for a total of $35 million. Our letter of credit facilities contain covenants that are consistent with our Credit Facility. Interest on unreimbursed amounts under our letter of credit facilities accrues at a base rate as defined in the Credit Facility, plus an applicable margin based on our leverage ratio. As of October 27, 2024, the aggregate amount outstanding under our letter of credit facilities was $0.8 million, which represents only a future commitment to fund inventory purchases to which we had not taken legal title. On August 16, 2024, we renewed two of our letter of credit facilities totaling $30 million on substantially similar terms. The two letter of credit facilities mature on August 18, 2025, and the latest expiration date possible for future letters of credit issued under these facilities is January 15, 2026. One of the letter of credit facilities totaling $5 million matures on September 30, 2026, which is also the latest expiration date possible for future letters of credit issued under the facility.
Cash Flows from Operating Activities
For the first thirty-nine weeks of fiscal 2024, net cash provided by operating activities was $726.7 million compared to $1.0 billion for the first thirty-nine weeks of fiscal 2023, and was primarily attributable to net earnings adjusted for non-cash items, partially offset by higher spending on merchandise inventories as a result of timing of seasonal receipts and a decrease in income taxes payable. Net cash provided by operating activities compared to the first thirty-nine weeks of fiscal 2023 decreased primarily due to higher spending on merchandise inventories, a decrease in accounts payable (as a result of supplier payment timing) and a decrease in income taxes payable, partially offset by an increase in net earnings adjusted for non-cash items.
Cash Flows from Investing Activities
For the first thirty-nine weeks of fiscal 2024, net cash used in investing activities was $154.0 million compared to $134.4 million for the first thirty-nine weeks of fiscal 2023, and was primarily attributable to purchases of property and equipment related to technology, store construction and supply chain enhancements.

Cash Flows from Financing Activities
For the first thirty-nine weeks of fiscal 2024, net cash used in financing activities was $1.0 billion compared to $538.7 million for the first thirty-nine weeks of fiscal 2023, primarily driven by repurchases of common stock, payment of dividends and tax withholdings remittance related to stock-based awards. Net cash used in financing activities for the first thirty-nine weeks of fiscal 2024 increased compared to the first thirty-nine weeks of fiscal 2023, primarily due to an increase in repurchases of common stock.
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
CRITICAL ACCOUNTING ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. During the third quarter of fiscal 2024, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024.

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
Interest Rate Risk
Our Revolver has a variable interest rate which, when drawn upon, subjects us to risks associated with changes in that interest rate. During the third quarter of fiscal 2024, we had no borrowings under our Revolver.
In addition, we have fixed and variable income investments consisting of short-term investments classified as cash and cash equivalents, which are also affected by changes in market interest rates. As of October 27, 2024, our investments, made primarily in interest-bearing demand deposit accounts and money market funds, are stated at cost and approximate their fair values.
Foreign Currency Risks
We purchase the majority of our inventory from suppliers outside of the U.S. in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us during the third quarter of fiscal 2024 or the third quarter of fiscal 2023. Since we pay for the majority of our international purchases in U.S. dollars, however, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our suppliers in their effort to offset any lost profits associated with any currency devaluation. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
In addition, our businesses in Canada, Australia and the United Kingdom, and our operations throughout Asia and Europe, expose us to market risk associated with foreign currency exchange rate fluctuations. Substantially all of our purchases and sales are denominated in U.S. dollars, which limits our exposure to this risk. However, some of our foreign operations have a functional currency other than the U.S. dollar. While the impact of foreign currency exchange rate fluctuations was not material to us in the third quarter of fiscal 2024 or the third quarter of fiscal 2023, we have continued to see volatility in the exchange rates in the countries in which we do business. Additionally, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current Condensed Consolidated Financial Statements. As we continue to expand globally, the foreign currency exchange risk related to our foreign operations may increase. To mitigate this risk, we may hedge a portion of our foreign currency exposure with foreign currency forward contracts in accordance with our risk management policies.
Inflation
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain and other disruptions caused by the pandemic and the uncertain economic environment. We believe the effects of inflation, if any, on our financial statements and results of operations have been immaterial to date. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by the heightened levels of inflation experienced globally during the third quarter of fiscal 2024 and the third quarter of fiscal 2023. Global trends, including inflationary pressures, are weakening customer sentiment, negatively impacting consumer spending behavior and slowing down consumer demand for our products. However, our unique operating model and pricing power helped mitigate these increased costs during the third quarter of fiscal 2024 and the third quarter of fiscal 2023. Our inability or failure to offset the impact of inflation could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of October 27, 2024, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely discussions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information as of October 27, 2024 with respect to shares of common stock we repurchased during the third quarter of fiscal 2024 under the $1.0 billion stock repurchase program announced in March 2024 (the “March 2024 program”).

Fiscal Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program [1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 29, 2024 - August 25, 2024	1,450,334	$137.90	1,450,334	$626,397,000
August 26, 2024 - September 22, 2024	1,759,199	$132.94	1,759,199	$392,523,000
September 23, 2024 - October 27, 2024	719,958	$138.90	719,958	$292,523,000
Total	3,929,491	$135.86	3,929,491	$292,523,000
1 Excludes shares withheld for employee taxes upon vesting of stock-based awards.
Additionally, in November 2024, we announced that in September 2024 our Board of Directors authorized a new $1.0 billion stock repurchase program (together with the March 2024 program, “our programs”), which will become effective once our March 2024 program is fully utilized. As of October 27, 2024, we had a total of $1.3 billion in stock repurchase authorization remaining under our programs. For additional information, please see Note G to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.
Stock repurchases under our programs may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. The stock repurchase programs do not have an expiration date and may be limited or terminated at any time without prior notice.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the third quarter of fiscal 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement [1]	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration [2]	Other Material Terms	Date Terminated
Laura Alber, Director, President and Chief Executive Officer	September 10, 2024	Rule 10b5-1 Trading Arrangement	Up to 270,000 shares to be sold	January 21, 2025 through November 28, 2025	N/A	N/A
Jeff Howie, Executive Vice President and Chief Financial Officer	August 26, 2024	Rule 10b5-1 Trading Arrangement	Up to 78,724 shares to be sold [3]	December 2, 2024 through September 30, 2025	N/A	N/A
1     Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
2    The Rule 10b5-1 Trading Arrangements permit transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. The Rule 10b5-1 Trading Arrangements only permit transactions upon expiration of the applicable mandatory cooling-off period under the Rule. The Rule 10b5-1 Trading Arrangements also provide for automatic expiration in the event of written notice of death or legal incapacity, our filing of a bankruptcy petition, the closing of a merger, recapitalization, acquisition, tender or exchange offer, or other business combination or reorganization resulting in the exchange or conversion of our common stock into shares of another company, the conversion of our common stock into rights to receive fixed amounts of cash or into debt securities and/or preferred stock (whether in whole or in part), the termination of the Rule 10b5-1 Trading Arrangement by the executive, or, in the case of Mr. Howie, our common stock is no longer listed on a national securities exchange.
3    This number includes shares of our common stock issuable pursuant to unvested restricted stock units and unvested performance stock units (“PSUs”). The PSUs are subject to the achievement of certain performance conditions as set forth in the applicable PSU agreement. The actual number of PSUs that vest following the end of the applicable performance period, if any, and therefore the resulting shares of our common stock available for sale under the plan will depend on the attainment of the performance metrics.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit Number	Exhibit Description

3.1
Amended and Restated Bylaws of the Company, effective as of September 25, 2024, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2024 (File No. 001-14077), and incorporated herein by reference)

10.1+*	Williams-Sonoma, Inc. Director Compensation Policy

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted under Exhibit 101)

*	Filed herewith.
+	Indicates a management contract or compensation plan or arrangement.

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

Date: November 22, 2024